Form 10-Q
period 2009-10-03
MOTOROLA INC
filed 2009-11-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 3, 2009
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 3, 2009:

Class	Number of Shares

Common Stock; $.01 Par Value	2,310,943,519

		Page

PART I FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended October 3, 2009 and September 27, 2008	1
	Condensed Consolidated Balance Sheets (Unaudited) as of October 3, 2009 and December 31, 2008	2
	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Nine Months Ended October 3, 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 3, 2009 and September 27, 2008	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4	Controls and Procedures	48

PART II OTHER INFORMATION
Item 1	Legal Proceedings	49
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Submission of Matters to a Vote of Security Holders	50
Item 5	Other Information	50
Item 6	Exhibits	50
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In millions, except per share amounts)	2009	2008	2009	2008

Net sales	$5,453	$7,480	$16,321	$23,010
Costs of sales	3,645	5,677	11,307	16,737

Gross margin	1,808	1,803	5,014	6,273

Selling, general and administrative expenses	800	1,044	2,491	3,342
Research and development expenditures	768	999	2,390	3,101
Other charges	112	212	444	546

Operating earnings (loss)	128	(452)	(311)	(716)

Other income (expense):
Interest income (expense), net	(49)	18	(114)	6
Gain on sales of investments and businesses, net	21	7	31	65
Other	(64)	(167)	29	(264)

Total other income (expense)	(92)	(142)	(54)	(193)

Earnings (loss) from continuing operations before income taxes	36	(594)	(365)	(909)
Income tax expense (benefit)	14	(203)	(134)	(325)

Earnings (loss) from continuing operations	22	(391)	(231)	(584)
Earnings from discontinued operations, net of tax	—	—	60	—

Net earnings (loss)	22	(391)	(171)	(584)

Less: Earnings attributable to noncontrolling interests	10	6	22	3

Net earnings (loss) attributable to Motorola, Inc.	$12	$(397)	$(193)	$(587)

Amounts attributable to Motorola, Inc. common shareholders:
Earnings (loss) from continuing operations, net of tax	$12	$(397)	$(253)	$(587)
Earnings from discontinued operations, net of tax	—	—	60	—

Net earnings (loss)	$12	$(397)	$(193)	$(587)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.01	$(0.18)	$(0.11)	$(0.26)
Discontinued operations	—	—	0.03	—

	$0.01	$(0.18)	$(0.08)	$(0.26)
Diluted:
Continuing operations	$0.01	$(0.18)	$(0.11)	$(0.26)
Discontinued operations	—	—	0.03	—

	$0.01	$(0.18)	$(0.08)	$(0.26)
Weighted average common shares outstanding:
Basic	2,299.6	2,265.9	2,290.8	2,262.1
Diluted	2,319.5	2,265.9	2,290.8	2,262.1
Dividends paid per share	$—	$0.05	$0.05	$0.15

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	October 3,	December 31,
(In millions, except share amounts)	2009	2008

ASSETS
Cash and cash equivalents	$3,050	$3,064
Sigma Fund	4,050	3,690
Short-term investments	15	225
Accounts receivable, net	3,402	3,493
Inventories, net	1,523	2,659
Deferred income taxes	1,108	1,092
Other current assets	2,177	3,140

Total current assets	15,325	17,363

Property, plant and equipment, net	2,224	2,442
Sigma Fund	75	466
Investments	491	517
Deferred income taxes	2,327	2,428
Goodwill	2,823	2,837
Other assets	1,784	1,816

Total assets	$25,049	$27,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$24	$92
Accounts payable	2,212	3,188
Accrued liabilities	5,364	7,340

Total current liabilities	7,600	10,620

Long-term debt	3,901	4,092
Other liabilities	3,631	3,562

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock: 10/03/09 — $.01 par value; 12/31/08 — $3 par value	23	6,831
Issued shares: 10/03/09 — 2,313.0; 12/31/08 — 2,276.9
Outstanding shares: 10/03/09 — 2,310.9; 12/31/08 — 2,276.5
Additional paid-in capital	8,128	1,003
Retained earnings	3,685	3,878
Accumulated other comprehensive loss	(2,026)	(2,205)

Total Motorola, Inc. stockholders’ equity	9,810	9,507
Noncontrolling interests	107	88

Total stockholders’ equity	9,917	9,595

Total liabilities and stockholders’ equity	$25,049	$27,869

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

		Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement
		Additional	for Sale	Translation	Benefits
		Paid-in	Securities,	Adjustments,	Adjustments,	Other Items,	Retained	Noncontrolling	Comprehensive
(In millions, except share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Net of Tax	Earnings	Interests	Earnings (Loss)

Balances at December 31, 2008	2,276.9	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$88
Net earnings (loss)							(193)	22	$(171)
Net unrealized gain on securities (net of tax of $49)			84						84
Foreign currency translation adjustments (net of tax of $1)				46					46
Amortization of retirement benefit adjustments (net of tax of $25)					45				45
Issuance of common stock and stock options exercised	36.1	101
Tax shortfalls from stock-based compensation		(13)
Share-based compensation expense		229
Net gain on derivative instruments (net of tax of $3)						4			4
Dividends paid to noncontrolling interest on subsidiary common stock								(3)

Balances at October 3, 2009	2,313.0	$8,151	$86	$(87)	$(2,022)	$(3)	$3,685	$107	$8

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
(In millions)	2009	2008

Operating
Net loss attributable to Motorola, Inc.	$(193)	$(587)
Less: Earnings attributable to noncontrolling interests	22	3

Net loss	(171)	(584)
Earnings from discontinued operations	60	—

Loss from continuing operations	(231)	(584)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	571	624
Non-cash other charges	44	596
Share-based compensation expense	225	220
Gain on sales of investments and businesses, net	(31)	(65)
Gain from extinguishment of long-term debt	(67)	—
Deferred income taxes	(114)	(497)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	84	1,044
Inventories	1,126	(46)
Other current assets	960	(194)
Accounts payable and accrued liabilities	(2,782)	(524)
Other assets and liabilities	(33)	(533)

Net cash provided by (used for) operating activities	(248)	41

Investing
Acquisitions and investments, net	(30)	(180)
Proceeds from sales of investments and businesses, net	280	83
Distributions from investments	—	112
Capital expenditures	(189)	(387)
Proceeds from sales of property, plant and equipment	27	121
Proceeds from sales of Sigma Fund investments, net	98	1,122
Proceeds from sales (purchases) of short-term investments, net	209	(123)

Net cash provided by investing activities	395	748

Financing
Repayment of short-term borrowings, net	(71)	(37)
Repayment of debt	(130)	(114)
Issuance of common stock	110	86
Purchase of common stock	—	(138)
Payment of dividends	(114)	(340)
Distributions to discontinued operations	—	(26)
Other, net	7	1

Net cash used for financing activities	(198)	(568)

Effect of exchange rate changes on cash and cash equivalents	37	1

Net increase (decrease) in cash and cash equivalents	(14)	222
Cash and cash equivalents, beginning of period	3,064	2,752

Cash and cash equivalents, end of period	$3,050	$2,974

Cash Flow Information

Cash paid during the period for:
Interest, net	$216	$147
Income taxes, net of refunds	109	287

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements as of October 3, 2009 and for the three and nine months ended October 3, 2009 and September 27, 2008, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended October 3, 2009 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2009 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has evaluated subsequent events after October 3, 2009, through the date and time the financial statements were issued on November 3, 2009.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to the recognition of revenue for certain multiple deliverable arrangements. Under the new guidance, revenue will be allocated to the different elements in an arrangement based on relative sales price. The new guidance, which is expected to result in more multiple-deliverable arrangements being separable than under current guidance, will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. In October 2009, the FASB issued new authoritative guidance which alters the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to its functionality. The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. Early adoption of both standards is permitted. The Company is still assessing the potential impact of adopting this new guidance.

In June 2009, the FASB issued authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This new guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this new guidance.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This new guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this new guidance.

2.	Discontinued Operations

During the nine months ended October 3, 2009, the Company completed the sales of: (i) Good Technology, and (ii) the biometrics business, which included its Printrak trademark. Collectively, the Company received $163 million in net cash and recorded a net gain on sale of the businesses of $175 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. The operating results of these businesses (each of which was formerly included as part of the Enterprise Mobility Solutions segment) through the date of their respective dispositions are reported as discontinued operations in the condensed consolidated financial statements for the period ending October 3, 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company’s condensed consolidated financial statements.

The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the nine months ended October 3, 2009, all of which occurred during the three months ended April 4, 2009. The Company had no such activity during the three and nine months ended September 27, 2008.

October 3,
Nine Months Ended	2009

Net sales	$19
Operating loss	(11)
Gains on sales of investments and businesses, net	175
Earnings before income taxes	162
Income tax expense	102
Earnings from discontinued operations, net of tax	60

3.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings (loss) consist of the following:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Amortization of intangible assets	$69	$80	$210	$244
Environmental reserve charge	24	—	24	—
Separation-related transaction costs	19	21	19	41
Reorganization of businesses charges	—	31	207	124
Facility impairment	—	—	39	—
Asset impairments	—	128	—	128
Gain on sale of property, plant and equipment	—	(48)	—	(48)
Legal settlements	—	—	(55)	57

	$112	$212	$444	$546

During the three months ended July 4, 2009, the Company classified a facility as held for sale and wrote it down to its fair value, less estimated selling costs, resulting in an impairment loss of $39 million, which was included in Other charges for the period.

Other Income (Expense)

Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Interest expense, net:
Interest expense	$(63)	$(52)	$(174)	$(204)
Interest income	14	70	60	210

	$(49)	$18	$(114)	$6

Other:
Investment impairments	$(31)	$(9)	$(64)	$(143)
Foreign currency expense	(21)	(48)	(49)	(34)
Gain (loss) on Sigma Fund investments	(8)	—	67	—
Impairment charges on Sigma Fund investments	—	(141)	—	(145)
Gain from the extinguishment of the Company’s outstanding long-term debt	—	—	67	—
Gain on interest rate swaps	—	—	—	24
Other	(4)	31	8	34

	$(64)	$(167)	$29	$(264)

During the three months ended December 31, 2007, concurrently with the issuance of debt, the Company entered into several interest rate swaps to convert the fixed rate interest cost of the debt to a floating rate. At the time of entering into these interest rate swaps, the swaps were designated as fair value hedges and qualified for hedge accounting treatment. The swaps were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the three months ended March 29, 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company’s fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same interest rate swaps as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time that the swaps were deemed ineffective hedges, the Company recognized a gain of $24 million, representing the increase in the fair value of the swaps, which was included in Other income for the period.

Earnings (Loss) Per Common Share

The computation of basic and diluted earnings (loss) per common share attributable to Motorola, Inc. common shareholders is as follows:

	Amounts attributable to Motorola, Inc.
	common shareholders
	Continuing Operations		Net Earnings (Loss)
	October 3,	September 27,	October 3,	September 27,
Three Months Ended	2009	2008	2009	2008

Basic earnings (loss) per common share:
Earnings (loss)	$12	$(397)	$12	$(397)
Weighted average common shares outstanding	2,299.6	2,265.9	2,299.6	2,265.9

Per share amount	$0.01	$(0.18)	$0.01	$(0.18)

Diluted earnings (loss) per common share:
Earnings (loss)	$12	$(397)	$12	$(397)

Weighted average common shares outstanding	2,299.6	2,265.9	2,299.6	2,265.9

Add effect of dilutive securities:
Share-based awards and other	19.9	—	19.9	—

Diluted weighted average common shares outstanding	2,319.5	2,265.9	2,319.5	2,265.9

Per share amount	$0.01	$(0.18)	$0.01	$(0.18)

	Amounts attributable to Motorola, Inc.
	common shareholders
	Continuing Operations		Net Loss
	October 3,	September 27,	October 3,	September 27,
Nine Months Ended	2009	2008	2009	2008

Basic loss per common share:
Loss	$(253)	$(587)	$(193)	$(587)
Weighted average common shares outstanding	2,290.8	2,262.1	2,290.8	2,262.1

Per share amount	$(0.11)	$(0.26)	$(0.08)	$(0.26)

Diluted loss per common share:
Loss	$(253)	$(587)	$(193)	$(587)

Weighted average common shares outstanding	2,290.8	2,262.1	2,290.8	2,262.1

Diluted weighted average common shares outstanding	2,290.8	2,262.1	2,290.8	2,262.1

Per share amount	$(0.11)	$(0.26)	$(0.08)	$(0.26)

For the nine months ended October 3, 2009 and the three and nine months ended September 27, 2008, the Company was in a net loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended October 3, 2009, 159.7 million stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the nine months ended October 3, 2009 and the three and nine months ended September 27, 2008, the assumed exercise of 184.2 million, 225.6 million and 216.1 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at both October 3, 2009 and December 31, 2008. Of these amounts, $391 million and $343 million, respectively, were restricted.

Sigma Fund

The Sigma Fund consists of the following:

	October 3, 2009		December 31, 2008
Fair Value	Current	Non-current	Current	Non-Current

Cash	$—	$—	$1,108	$—
Certificates of deposit	—	—	20	—
Securities:
U.S. government and agency obligations	3,324	—	752	—
Corporate bonds	595	62	1,616	366
Asset-backed securities	67	—	113	59
Mortgage-backed securities	64	13	81	41

	$4,050	$75	$3,690	$466

The fair market value of investments in the Sigma Fund was $4.1 billion and $4.2 billion at October 3, 2009 and December 31, 2008, respectively.

During the three months ended October 3, 2009, the Company recorded a loss from the Sigma Fund investments of $8 million in Other income (expense) in the condensed consolidated statement of operations. During the nine months ended October 3, 2009, the Company recorded gains from the Sigma Fund investments of $67 million in Other income (expense) in the condensed consolidated statement of operations.

During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered permanent. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the permanent decline in fair value in earnings. During the three and nine month periods ended September 27, 2008, the Company recorded $141 and $145 million of permanent impairments of Sigma Fund investments in the condensed consolidated statement of operations, respectively. Declines in fair value of a security that the Company considered temporary were recorded as a component of stockholders’ equity.

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

Investments

Investments consist of the following:

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
October 3, 2009	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$14	$—	$—	$—	$14
Available-for-sale securities:
U.S. government and agency obligations	—	24	2	—	22
Corporate bonds	1	14	—	—	15
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	169	135	—	34

	15	211	137	—	89
Other securities, at cost	—	220	—	—	220
Equity method investments	—	60	—	—	60

	$15	$491	$137	—	$369

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
December 31, 2008	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$225	$—	$—	$—	$225
Available-for-sale securities:
U.S. government and agency obligations	—	28	1	—	27
Corporate bonds	—	11	—	—	11
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	4	—	—	4
Common stock and equivalents	—	117	5	(2)	114

	225	161	6	(2)	382
Other securities, at cost	—	296	—	—	296
Equity method investments	—	60	—	—	60

	$225	$517	$6	$(2)	$738

At October 3, 2009 and December 31, 2008, the Company had $15 million and $225 million, respectively, in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year).

During the three and nine months ended October 3, 2009, the Company recorded investment impairment charges of $31 million and $64 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. During the three and nine months ended September 27, 2008, the Company recorded investment impairment charges of $9 million and $143 million, respectively, of which $83 million of charges were attributed to an equity security held by the Company as a strategic investment. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Accounts Receivable

Accounts receivable, net, consists of the following:

	October 3,	December 31,
	2009	2008

Accounts receivable	$3,548	$3,675
Less allowance for doubtful accounts	(146)	(182)

	$3,402	$3,493

Inventories

Inventories, net, consist of the following:

	October 3,	December 31,
	2009	2008

Work-in-process and production materials	$1,187	$1,709
Finished goods	1,139	1,710

	2,326	3,419
Less inventory reserves	(803)	(760)

	$1,523	$2,659

Other Current Assets

Other current assets consists of the following:

	October 3,	December 31,
	2009	2008

Costs and earnings in excess of billings	$725	$1,094
Contract-related deferred costs	556	861
Contractor receivables	359	378
Value-added tax refunds receivable	95	278
Other	442	529

	$2,177	$3,140

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

	October 3,	December 31,
	2009	2008

Land	$128	$148
Building	1,834	1,905
Machinery and equipment	5,348	5,687

	7,310	7,740
Less accumulated depreciation	(5,086)	(5,298)

	$2,224	$2,442

Depreciation expense for the three months ended October 3, 2009 and September 27, 2008 was $119 million and $127 million, respectively. Depreciation expense for the nine months ended October 3, 2009 and September 27, 2008 was $359 million and $378 million, respectively.

Other Assets

Other assets consists of the following:

	October 3,	December 31,
	2009	2008

Intangible assets, net of accumulated amortization of $1,307 and $1,106	$658	$869
Contract-related deferred costs	319	136
Royalty license arrangements	266	289
Value-added tax refunds receivable	126	117
Long-term receivables, net of allowances of $2 and $7	70	52
Other	345	353

	$1,784	$1,816

Accrued Liabilities

Accrued liabilities consists of the following:

	October 3,	December 31,
	2009	2008

Deferred revenue	$1,216	$1,533
Compensation	518	703
Customer reserves	433	599
Tax liabilities	397	545
Contractor payables	264	318
Warranty reserves	231	285
Customer downpayments	158	496
Other	2,147	2,861

	$5,364	$7,340

Other Liabilities

Other liabilities consists of the following:

	October 3,	December 31,
	2009	2008

Defined benefit plans, including split dollar life insurance policies	$2,100	$2,202
Deferred revenue	652	316
Postretirement health care benefit plan	274	261
Unrecognized tax benefits	188	312
Other	417	471

	$3,631	$3,562

Stockholders’ Equity Information

Share Repurchase Program

During the three and nine months ended October 3, 2009, the Company did not repurchase any of its common shares. During the nine months ended September 27, 2008, the Company repurchased 9 million of its common shares at an aggregate cost of $138 million, all of which were repurchased during the three months ended March 29, 2008.

Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. The authorization by the Board of Directors to repurchase the Company’s common stock expired in June 2009 and was not renewed.

Payment of Dividends

During the nine months ended October 3, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the three months ended April 4, 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company’s common stock. The Company paid no cash dividends during the three months ended July 4, 2009 and October 3, 2009.

Par Value Change

On May 4, 2009, Motorola stockholders approved a change in the par value of Motorola common stock from $3.00 per share to $.01 per share. The change did not have an impact on the amount of the Company’s Total stockholders’ equity, but it did result in a reclassification of $6.9 billion between Common stock and Additional paid-in capital.

4.	Debt and Credit Facilities

Long-Term Debt

During the nine months ended October 3, 2009, the Company completed the open market purchase of $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest, all of which occurred during the three months ended April 4, 2009. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $400 million outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $309 million outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

Credit Facilities

In June 2009, the Company elected to amend its domestic syndicated revolving credit facility (as amended from time to time, the “Credit Facility”) that is scheduled to mature in December 2011. As part of the amendment, the Company reduced the size of the Credit Facility to the lesser of: (1) $1.5 billion, or (2) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elects to borrow under the Credit Facility, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. As amended, the Credit Facility does not require the Company to meet any financial covenants unless remaining availability under the Credit Facility is less than $225 million. In addition, until borrowings are made under the Credit Facility, the Company is able to use its working capital assets in any capacity in conjunction with other capital market funding alternatives that may be available to the Company. As of and during the nine months ended October 3, 2009, there were no outstanding borrowings under this Credit Facility.

5.	Risk Management

Derivative Financial Instruments

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. Company policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the FASB’s guidance on derivatives and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At October 3, 2009 and December 31, 2008, the Company had outstanding foreign exchange contracts totaling $1.8 billion and $2.2 billion, respectively. Management believes that these financial instruments should not subject the

Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 3, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
	October 3,	December 31,
Net Buy (Sell) by Currency	2009	2008

Chinese Renminbi	$(546)	$(481)
Brazilian Real	(380)	(356)
Euro	(365)	(445)
Japanese Yen	(80)	111
British Pound	165	122

Interest Rate Risk

At October 3, 2009, the Company’s short-term debt consisted primarily of $20 million of short-term variable rate foreign debt. At October 3, 2009, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

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

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. During the second quarter of 2009, the Company’s European subsidiary terminated a portion of the Interest Agreements to ensure that the notional amount of the Interest Agreements matched the amount outstanding under the Euro-denominated loan. The termination of the Interest Agreements resulted in an expense of approximately $2 million. The weighted average fixed rate payments on these Interest Agreements was 5.36%. The fair value of the Interest Agreements at October 3, 2009 and December 31, 2008 were $(4) million and $(2) million, respectively.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of October 3, 2009, the Company was exposed to an aggregate credit risk of $4 million with all counterparties.

The following table summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company:

	Fair Values of Derivative Instruments
	Assets		Liabilities
		Balance		Balance
	Fair	Sheet	Fair	Sheet
October 3, 2009	Value	Location	Value	Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$9	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	14	Other assets	58	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	14		62

Total derivatives	$16		$71

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations:

	October 3, 2009
	Three Months	Nine Months	Statement of
Loss on the Derivative Instrument	Ended	Ended	Operations Location

Derivatives in fair value hedging relationships:
Foreign exchange contracts	$—	$—	Foreign currency income (expense	)
Derivatives not designated as hedging instruments:
Interest rate contracts	(4)	(12)	Other income (expense	)
Foreign exchange contracts	(70)	(155)	Other income (expense	)

Total derivatives not designated as hedging instruments	$(74)	$(167)

The following table summarizes the losses recognized in the condensed consolidated financial statements:

	October 3, 2009
	Three Months	Nine Months	Financial Statement
Foreign Exchange Contracts	Ended	Ended	Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(6)	$(4)	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(2)	(12)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	Other income (expense	)

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

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 3, 2009 was $3.6 billion, compared to a face value of $3.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.	Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2008, the Company’s U.S. operations had generated two consecutive years of pre-tax losses, which are attributable to the Mobile Devices segment. During 2007 and 2008, the Home and Networks Mobility and Enterprise Mobility Solution businesses (collectively referred to as the “Broadband Mobility Solutions businesses”) were profitable in the U.S. and worldwide. Because of the 2007 and 2008 losses at Mobile Devices and the near-term forecasts for the Mobile Devices business, the Company believes that the weight of negative historic evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the Broadband Mobility Solutions businesses, the Company believes that the weight of positive historic evidence allows it to include forecasted income from the Broadband Mobility Solutions businesses in its analysis of the recoverability of its deferred tax assets. In its analysis, the Company also considered tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets of our U.S. operations. During the year ended December 31, 2008, the Company recorded a valuation allowance of $2.1 billion for foreign tax credits, general business credits, capital losses and state tax carry forwards that are more likely than not to expire. The Company also recorded valuation allowances of $126 million in 2008 relating to tax carryforwards and deferred tax assets of non-U.S. subsidiaries, including Brazil, China and Spain, that the Company believes are more likely than not to expire or go unused.

During the nine months ended October 3, 2009, the Company recorded additional U.S. valuation allowances of approximately $108 million, consisting of a $150 million increase during the first quarter of 2009, primarily relating to deferred tax assets generated on the disposition of a subsidiary, offset by a reduction of approximately $42 million, of which $40 million was recorded in the second quarter of 2009 and $2 million in the third quarter of 2009, to reflect expected cash refunds of certain general business credits that the Company claimed on its 2008 tax return and expects to claim on its 2009 tax return. As a result of the 2008 claim, the Company received a $22 million tax refund during the third quarter of 2009. Additionally, the Company increased the valuation allowance on non-U.S. subsidiaries by $53 million during the nine months ended October 3, 2009, all of which was recorded during the three months ended July 4, 2009.

The Company had unrecognized tax benefits of $506 million and $914 million, at October 3, 2009 and December 31, 2008, respectively, of which approximately $180 million and $580 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the second quarter of 2009, the Company concluded its Internal Revenue Service (“IRS”) audits for tax years 1996-2003. As a result of the foregoing and resolution of Non-U.S. audits, the Company reduced its unrecognized tax benefits by $463 million, of which $31 million was recognized as a tax benefit and the remainder primarily reduced tax carry forwards and other deferred tax assets. During the third quarter of 2009, the Company received a $126 million tax refund and $62 million interest refund primarily related to tax credit carryback claims which were held pending the final resolution of the 1996-2003 audit cycle.

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

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, exclusive of valuation allowance changes, are estimated to be in the range of $0 to $175 million, with cash payments not expected to exceed $175 million.

7.	Retirement Benefits

Pension Benefit Plans

The net periodic pension costs for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”) and Non-U.S. plans were as follows:

	October 3, 2009			September 27, 2008
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$4	$—	$9	$25	$1	$9
Interest cost	84	2	27	81	2	25
Expected return on plan assets	(95)	(1)	(25)	(98)	(1)	(23)
Amortization of:
Unrecognized net loss	19	1	2	13	—	—
Unrecognized prior service cost	—	—	—	(8)	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$12	$3	$13	$13	$3	$11

	October 3, 2009			September 27, 2008
	Regular	Officers’	Non	Regular	Officers’	Non
Nine Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$11	—	$20	$74	$2	$24
Interest cost	251	5	59	242	6	57
Expected return on plan assets	(285)	(1)	(52)	(294)	(2)	(49)
Amortization of:
Unrecognized net loss	59	2	5	39	1	—
Unrecognized prior service cost	—	—	—	(23)	(1)	—
Settlement/curtailment loss	—	2	—	—	4	—

Net periodic pension cost	$36	$8	$32	$38	$10	$32

During the three months ended October 3, 2009, contributions of $7 million were made to the Company’s Non-U.S. plans. The Company made no contributions to the Regular plan during the three months ended October 3, 2009. During the nine months ended October 3, 2009, contributions of $80 million and $29 million were made to the Company’s Regular Pension and Non-U.S. plans, respectively.

The Company has amended its Regular Pension Plan, the Officers’ Plan and MSPP such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.

During the three months ended October 3, 2009, the Company altered the target asset mix for the Regular pension plan reducing the target investments in equity securities from 75% to 65% and increasing the target proportion of fixed income securities from 24% to 34%.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Service cost	$1	$2	$5	$5
Interest cost	7	7	21	19
Expected return on plan assets	(4)	(5)	(14)	(15)
Amortization of:
Unrecognized net loss	2	1	5	4
Unrecognized prior service cost	(1)	(1)	(2)	(2)

Net postretirement health care expense	$5	$4	$15	$11

The Company made no contributions to its postretirement healthcare fund during the three and nine months ended October 3, 2009. During the three months ended October 3, 2009, the Company altered the target asset mix for its postretirement plan reducing the target investments in equity securities from 75% to 65% and increasing the target proportion of fixed income securities from 24% to 34%.

The Company maintains a number of endorsement split-dollar life insurance policies on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits. During the three and nine months ended October 3, 2009, the Company recorded $1 million and $4 million, respectively, in expenses related to this plan.

8.	Share-Based Compensation Plans

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Share-based compensation expense included in:
Costs of sales	$8	$6	$25	$24
Selling, general and administrative expenses	43	30	128	125
Research and development expenditures	24	18	72	71

Share-based compensation expense included in Operating earnings (loss)	75	54	225	220
Tax benefit	(23)	(16)	(70)	(68)

Share-based compensation expense, net of tax	$52	$38	$155	$152

For the nine months ended October 3, 2009 the Company has granted 36.4 million RSUs, net of forfeitures, and 17.5 million stock options (excluding the second quarter option exchange described below). The total compensation expense related to the RSUs is $176 million, net of forfeitures. The total compensation expense related to the stock options is $45 million, net of estimated forfeitures. The expense for RSUs will be recognized over a weighted average vesting period of four years and the expense for stock options will be recognized over a weighted average vesting period of three years.

Stock Option Exchange

On May 14, 2009, the Company initiated a tender offer for certain eligible employees (excluding executive officers and directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Company’s stock as of the grant date. In order to be eligible for the exchange, the options had to have been granted prior to June 1, 2007, expire after December 31, 2009 and have an exercise price equal to or greater than $12.00. The offering period closed on June 12, 2009. On that date, 97 million options were tendered and exchanged for 43 million new options with an exercise price of $6.73 and a ratable annual vesting period over two years. The exchange program was designed so that the fair market value of the new options would approximate the fair market value of the options exchanged. The resulting incremental compensation expense was not material to the Company’s consolidated financial statements.

9.	Fair Value Measurements

The Company records certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair value based on the price it would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of October 3, 2009.

The Company holds certain fixed income securities, equity securities and derivatives, which must be measured using the FASB’s guidance for fair value hierarchy and related valuation methodologies. The guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The levels of the Company’s financial assets and liabilities that are carried at fair value were as follows:

October 3, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government and agency obligations	$—	$3,324	$—	$3,324
Corporate bonds	—	629	28	657
Asset-backed securities	—	67	—	67
Mortgage-backed securities	—	77	—	77
Available-for-sale securities:
U.S. government and agency obligations	—	24	—	24
Corporate bonds	—	14	—	14
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	169	—	—	169
Derivative assets	—	16	—	16
Liabilities:
Derivative liabilities	—	71	—	71

The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Beginning balance	$80	$43	$134	$35
Transfers to Level 3	—	50	11	60
Transfers from Level 3	(27)		(27)
Purchases, sales, issuances, settlements and payments received	(25)	—	(78)	—
Mark-to-market on Sigma Fund investments included in Other income (expense)	—	—	(12)	—
Unrealized losses in Sigma Fund investments included in Accumulated other comprehensive income (loss)	—	(15)	—	(17)

Ending balance	$28	$78	$28	$78

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

At October 3, 2009, the Company has $537 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

10.	Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	October 3,	December 31,
	2009	2008

Long-term receivables	$99	$169
Less allowance for losses	(2)	(7)

	97	162
Less current portion	(27)	(110)

Non-current long-term receivables, net	$70	$52

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

Certain purchasers of the Company’s infrastructure equipment may request that the Company provide long-term financing (defined as financing with terms greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $463 million and $370 million at October 3, 2009 and December 31, 2008, respectively. Of these amounts, $14 million and $266 million were supported by letters of credit or by bank commitments to purchase long-term receivables at October 3, 2009 and December 31, 2008, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $29 million and $43 million at October 3, 2009 and December 31, 2008, respectively (including $25 million and $23 million at October 3, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $6 million at October 3, 2009 and December 31, 2008, respectively (including $1 million and $4 million at October 3, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables).

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

At October 3, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $66 million was utilized. At December 31, 2008, the Company had $532 million of committed revolving facilities for the sale of accounts receivable, of which $497 million was utilized.

In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term financing receivables primarily for a single customer, of which $262 million was utilized. At October 3, 2009, the Company had no significant committed facilities for the sale of long-term receivables.

Total sales of accounts receivable and long-term receivables were $383 million during the third quarter of 2009, compared to $875 million during the third quarter of 2008. Total sales of receivables were $1.0 billion during the first nine months of 2009, compared to $2.5 billion during the first nine months of 2008. At October 3, 2009, the Company retained servicing obligations for $182 million of sold accounts receivables and $355 million of long-term receivables compared to $621 of accounts receivables and $400 million of long-term receivables at December, 31, 2008.

Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company’s total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $25 million and $23 million at October 3, 2009 and December 31, 2008, respectively.

11. Commitments and Contingencies

Legal

The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $156 million, of which the Company accrued $55 million at October 3, 2009 for potential claims under these provisions.

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

The following table summarizes the Net sales and Operating earnings (loss) by operating business segment:

			Operating Earnings
	Net Sales		(Loss)
	October 3,	September 27,	October 3,	September 27,
Three Months Ended	2009	2008	2009	2008

Mobile Devices	$1,692	$3,116	$(183)	$(840)
Home and Networks Mobility	2,007	2,369	199	263
Enterprise Mobility Solutions	1,770	2,030	306	403

	5,469	7,515	322	(174)
Other and Eliminations	(16)	(35)	(194)	(278)

Net sales	$5,453	$7,480

Operating earnings (loss)			128	(452)
Total other income (expense)			(92)	(142)

Earnings (loss) from continuing operations before income taxes			$36	$(594)

			Operating Earnings
	Net Sales		(Loss)
	October 3,	September 27,	October 3,	September 27,
Nine Months Ended	2009	2008	2009	2008

Mobile Devices	$5,322	$9,749	$(945)	$(1,604)
Home and Networks Mobility	5,999	7,490	467	661
Enterprise Mobility Solutions	5,054	5,878	689	1,030

	16,375	23,117	211	87
Other and Eliminations	(54)	(107)	(522)	(803)

Net sales	$16,321	$23,010

Operating earnings (loss)			(311)	(716)
Total other income (expense)			(54)	(193)

Loss from continuing operations before income taxes			$(365)	$(909)

The Operating loss in Other and Eliminations consists of the following:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Amortization of intangible assets	$69	$80	$210	$244
Share-based compensation expense (1)	51	36	162	179
Corporate expenses (2)	31	63	131	187
Environmental reserve charge	24	—	24	—
Separation-related transaction costs	19	21	19	41
Impairment of intangible assets	—	121	—	121
Reorganization of business charges	—	5	31	22
Gain on sale of property, plant and equipment	—	(48)	—	(48)
Legal settlements	—	—	(55)	57

	$194	$278	$522	$803

(1)	Primarily comprised of: (i) compensation expense related to the Company’s employee stock options, stock appreciation rights and employee stock purchase plans, and (ii) compensation expenses related to the restricted stock and restricted stock units granted to the corporate employees.

(2)	Primarily comprised of: (i) general corporate-related expenses, (ii) various corporate programs, representing developmental businesses and research and development projects, which are not included in any reporting segment, and (iii) the Company’s wholly-owned finance subsidiary.

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

2009 Charges

During the nine months ended October 3, 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

During the three months ended October 3, 2009, the Company recorded net reorganization of business charges of $4 million in Costs of sales in the Company’s condensed consolidated statements of operations. Included in the aggregate $4 million are charges of $22 million for employee separation costs and $10 million for exit costs, partially offset by $28 million of reversals for accruals no longer needed.

During the nine months ended October 3, 2009, the Company recorded net reorganization of business charges of $266 million, including $59 million of charges in Costs of sales and $207 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $266 million are charges of $286 million for employee separation costs, $32 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $70 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

	Three Months Ended	Nine Months Ended
	October 3, 2009	October 3, 2009

Mobile Devices	$—	$161
Home and Networks Mobility	4	37
Enterprise Mobility Solutions	5	42

	9	240
Corporate	(5)	26

	$4	$266

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to October 3, 2009:

	Accruals at				Accruals at
	January 1,	Additional		Amount	October 3,
	2009	Charges	Adjustments(1)	Used	2009

Exit costs	$80	$32	$(9)	$(42)	$61
Employee separation costs	170	286	(57)	(336)	63

	$250	$318	$(66)	$(378)	$124

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $32 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $9 million reflect: (i) $7 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments. The $42 million used in 2009 reflects cash payments. The remaining accrual of $61 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 3, 2009, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $286 million represent severance costs for approximately an additional 7,000 employees, of which 2,300 are direct employees and 4,700 are indirect employees.

The adjustments of $57 million reflect $61 million of reversals of accruals no longer needed, partially offset by $4 million of translation adjustments.

During the nine months ended October 3, 2009, approximately 7,600 employees, of which 3,000 were direct employees and 4,600 were indirect employees, were separated from the Company. The $336 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $63 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 3, 2009, is expected to be paid to approximately 1,200 separated employees in 2009.

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

The following table displays the net charges incurred by business segment:

September 27, 2008	Three Months Ended	Nine Months Ended

Mobile Devices	$20	$97
Home and Networks Mobility	5	28
Enterprise Mobility Solutions	6	18

	31	143
Corporate	5	22

	$36	$165

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

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $192 million represent severance costs for approximately an additional 3,900 employees, of which 2,000 were direct employees and 1,900 were indirect employees.

The adjustments of $39 million reflect $44 million of reversals of accruals no longer needed, partially offset by $5 million of translation adjustments. The $44 million of reversals represent previously accrued costs for approximately 300 employees.

During the nine months ended September 27, 2008, approximately 4,800 employees, of which 2,500 were direct employees and 2,300 were indirect employees, were separated from the Company. The $234 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $112 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2008, was expected to be paid to approximately 1,600 employees during the last three months of 2008. Since that time, $81 million has been paid to approximately 1,400 separated employees and $17 million was reversed.

14. Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	October 3, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Completed technology	$1,121	$751	$1,127	$633
Patents	288	165	292	125
Customer-related	276	135	277	104
Licensed technology	130	121	129	118
Other intangibles	150	135	150	126

	$1,965	$1,307	$1,975	$1,106

Amortization expense on intangible assets, which is included within Other and Eliminations, was $69 million and $80 million for the three months ended October 3, 2009 and September 27, 2008, respectively, and $210 million and $244 million for the nine months ended October 3, 2009 and September 27, 2008, respectively. As of October 3, 2009, annual amortization expense is estimated to be $278 million for 2009, $255 million in 2010, $242 million in 2011, $49 million in 2012 and $29 million in 2013.

Amortized intangible assets, excluding goodwill, by business segment:

	October 3, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Mobile Devices	$45	$45	$45	$45
Home and Networks Mobility	713	558	722	522
Enterprise Mobility Solutions	1,207	704	1,208	539

	$1,965	$1,307	$1,975	$1,106

Goodwill

The following tables display a rollforward of the carrying amount of goodwill from January 1, 2009 to October 3, 2009, by business segment:

	January 1,			October 3,
	2009	Adjustments(1)	Dispositions	2009

Home and Networks Mobility	$1,409	$(3)	$—	$1,406
Enterprise Mobility Solutions	1,428	—	(11)	1,417

	$2,837	$(3)	$(11)	$2,823

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three and nine months ended October 3, 2009 and September 27, 2008, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Overview

What businesses are we in?

Motorola reports financial results for the following operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the third quarter of 2009, the segment’s net sales were $1.7 billion, representing 31% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”). In the third quarter of 2009, the segment’s net sales were $2.0 billion, representing 37% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the third quarter of 2009, the segment’s net sales were $1.8 billion, representing 32% of the Company’s consolidated net sales.

Third Quarter Summary

•	Net Sales were $5.5 Billion: Our net sales were $5.5 billion in the third quarter of 2009, down 27% compared to net sales of $7.5 billion in the third quarter of 2008. Compared to the year-ago quarter, net sales decreased 46% in the Mobile Devices segment, decreased 15% in the Home and Networks Mobility segment and decreased 13% in the Enterprise Mobility Solutions segment.

•	Operating Earnings were $128 Million: We had operating earnings of $128 million in the third quarter of 2009, compared to an operating loss of $452 million in the third quarter of 2008. Operating margin was 2.3% of net sales in the third quarter of 2009, compared to (6.0)% of net sales in the third quarter of 2008.

•	Earnings from Continuing Operations were $12 Million, or $0.01 per Share: We had net earnings from continuing operations of $12 million, or $0.01 per diluted common share, in the third quarter of 2009, compared to a net loss from continuing operations of $397 million, or $0.18 per diluted common share, in the third quarter of 2008.

•	Handset Shipments were 13.6 Million Units: We shipped 13.6 million handsets in the third quarter of 2009, a 46% decrease compared to shipments of 25.4 million handsets in the third quarter of 2008, and an 8% decrease sequentially compared to shipments of 14.8 million handsets in the second quarter of 2009.

•	Third-Quarter Global Handset Market Share Estimated at 4.7%: We estimate our share of the global handset market in the third quarter of 2009 was approximately 4.7%, a decrease of approximately 4 percentage points versus the third quarter of 2008 and a decrease of approximately 1 percentage point versus the second quarter of 2009.

•	Digital Entertainment Device Shipments were 3.3 Million: We shipped 3.3 million digital entertainment devices in the third quarter of 2009, a decrease of 20% compared to shipments of 4.1 million devices in the third quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Operating Cash Flow of $616 Million: We generated net cash from operating activities of $616 million in the third quarter of 2009, compared to $180 million of net cash generated from operating activities in the third quarter of 2008. During the first nine months of 2009, the Company used $248 million of net cash for operating activities, compared to $41 million of cash generated during the first nine months of 2008.

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $1.7 billion in the third quarter of 2009, a decrease of 46% compared to net sales of $3.1 billion in the third quarter of 2008. The decrease in net sales was primarily driven by a 46% decrease in unit shipments, partially offset by a 2% increase in average selling price (“ASP”). On a geographic basis, net sales decreased substantially in all regions. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technology.

•	In Home and Networks Mobility: Net sales were $2.0 billion in the third quarter of 2009, a decrease of 15% compared to net sales of $2.4 billion in the third quarter of 2008. On a geographic basis, net sales decreased in all regions. The decrease in net sales reflects a 24% decrease in net sales in the home business and a 7% decrease in net sales in the networks business.

•	In Enterprise Mobility Solutions: Net sales were $1.8 billion in the third quarter of 2009, a decrease of 13% compared to net sales of $2.0 billion in the third quarter of 2008. On a geographic basis, net sales decreased in the Europe, Middle East and Africa region (“EMEA”), North America and Latin America and increased in Asia. The decrease in net sales reflects a 17% decrease in net sales to the commercial enterprise market and an 11% decrease in net sales to the government and public safety market.

Looking Forward

Challenging economic conditions around the world have impacted many of our customers and consumers, resulting in reduced demand in many of our businesses. In the third quarter, although sales remained substantially below year ago levels, we continued to see some stabilization in global economic conditions. For the longer term, the fundamental trend towards the dissolution of boundaries between the home, work and mobility continues to evolve. We believe our focus on designing and delivering differentiated wired and wireless communications products, unique experiences and powerful networks, as well as complementary support services, will enable consumers to have a broader choice of when, where and how they connect to people, information and entertainment. While many markets we serve will have little to no growth, or may even contract, for the full year 2009, there still remain large numbers of businesses and consumers around the world who have yet to experience the benefits of converged wireless communications, mobility and the Internet. As the worldwide economies, financial markets and business conditions improve, the Company will have new opportunities to extend our brand, to market our products and services, and to pursue profitable growth.

In our Mobile Devices business, we expect the overall global handset market to remain intensely competitive, with lower total demand in 2009 than in 2008 due to the continued adverse economic environment around the world. Our strategy is focused on simplifying our product platforms, enhancing our smartphone portfolio, reducing our cost structure and strengthening our position in priority markets. Our transition to a more competitive portfolio will accelerate in the fourth quarter of 2009, with the introduction of two smartphones based on the Android operating system and our MOTOBLURtm software. In 2010, a significant number of our new devices will be smartphones as we expand Android across a broader set of price points and address a wider set of customers. Our initial market focus will include North America, Latin America and parts of Asia, including China. Based upon our performance in these markets, we will look to expand our presence in other geographic regions, including EMEA. We will continue to deliver a feature phone portfolio, albeit more limited than in the past, by leveraging our ODM partnerships to meet carrier requirements and extend our brand. We will also continue our focus on our accessories portfolio to deliver complete mobile experiences and to complement our handset features and functionalities. Cost-reduction initiatives have been implemented this year to ensure that we have a more competitive cost structure. These actions will accelerate our speed to market with new products, allow us to offer richer consumer experiences and improve our financial performance.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. We will build on our market leading position in digital entertainment devices and video delivery systems to capitalize on demand for high definition TV, personalized video services, broadband connectivity and higher speed. Due to economic conditions, particularly in U.S. housing, demand has slowed in 2009 in the home business’ addressable market. We continue to invest in next-generation wireless technologies with our WiMAX and LTE systems. Our global customer footprint is growing and we now expect to achieve approximately $600 million in WiMAX product sales in 2009. We expect the overall 2G and 3G wireless infrastructure market to decline in 2009 compared to 2008 and to remain highly

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

competitive. The Home and Networks Mobility business will continue to optimize its cost structure and will continue to make investments in next-generation technologies commensurate with opportunities for profitable growth.

In our Enterprise Mobility Solutions business, we have market leading positions in both mission-critical and business-critical communications solutions. We continue to develop next-generation products and solutions for our government and public safety and commercial enterprise customers. We believe that our government and public safety customers will continue to place a high priority on mission-critical communications and homeland security solutions. Our focus is on the innovation and delivery of products that meet our customers’ needs, such as the recent introduction of our new APXTM7000 Project 25 two-way radio, which has multi-band functionality that provides instant interoperability between first responders, improves officer coordination and response time and delivers loud, clear audio in a rugged, ergonomic form factor. We began shipping the APX portable in the second quarter of 2009 with strong customer reception. To complement the APX portable, we will begin shipping the APX mobile radio during the fourth quarter of 2009. The focus for our commercial enterprise customers is two-way, converged communications and solutions that increase worker mobility and productivity, as well as enhance end user experiences. Commercial enterprise customers continue to face challenging, yet stabilizing economic conditions. As commercial enterprise customers choose to purchase, upgrade and replace equipment in the future, they can choose from new rugged product offerings. In the third quarter, we have announced the new MC9500, our most rugged mobile computer, as well as the MT2000 Series of handheld barcode scanners that incorporates the benefits of a mobile computer. In the government and public safety market, while we are currently experiencing stable levels of demand, budget constraints could impact the timing and volume of purchases by our customers, resulting in lower spending for the full year 2009 compared to 2008. We believe that our comprehensive portfolio of products and services and market leadership make our Enterprise Mobility Solutions business well-positioned for growth as the worldwide economy begins to improve.

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

The Company has implemented a number of global actions to reduce its cost structure. These actions are primarily focused on our Mobile Devices business, but also include our other businesses and corporate functions. These actions have already resulted in a significant reduction in the Company’s cost structure in 2009 and are expected to continue to do so for the full year and into 2010. To ensure alignment with changing market conditions, the Company will continually review its cost structure as it aggressively manages costs while maintaining investments in innovation and future growth opportunities.

The Company has previously announced that it is pursuing the creation of two independent, publicly traded companies. The Company continues to progress on various elements of its separation plan. Management and the Board of Directors remain committed to separation in as expeditious a manner as possible and continue to believe this is the best path for the Company to maximize value for all of its shareholders.

The Company remains very focused on the strength of its balance sheet and its overall liquidity position. For the remainder of 2009, operating cash flow improvement, working capital management and preservation of cash will continue to be major focuses for the Company. We will continue to direct our available funds, including the Sigma Fund investments, primarily into cash or very highly rated, short-term securities. During the first nine months of 2009, the Company repatriated approximately $2 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company expects to continue to repatriate funds, as appropriate, with minimal cash tax cost during the remainder of 2009. The Company believes it has more than sufficient liquidity to operate its business.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended				Nine Months Ended
	October 3,	% of	September 27,	% of	October 3,	% of	September 27,	% of
(Dollars in millions, except per share amounts)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Net sales	$5,453		$7,480		$16,321		$23,010
Costs of sales	3,645	66.8%	5,677	75.9%	11,307	69.3%	16,737	72.7%

Gross margin	1,808	33.2%	1,803	24.1%	5,014	30.7%	6,273	27.3%

Selling, general and administrative expenses	800	14.7%	1,044	14.0%	2,491	15.3%	3,342	14.5%
Research and development expenditures	768	14.1%	999	13.4%	2,390	14.6%	3,101	13.5%
Other charges	112	2.1%	212	2.7%	444	2.7%	546	2.4%

Operating earnings (loss)	128	2.3%	(452)	(6.0)%	(311)	(1.9)%	(716)	(3.1)%

Other income (expense):
Interest income (expense), net	(49)	(0.9)%	18	0.2%	(114)	(0.7)%	6	0.0%
Gains on sales of investments and businesses, net	21	0.4%	7	0.1%	31	0.2%	65	0.3%
Other	(64)	(1.1)%	(167)	(2.2)%	29	0.2%	(264)	(1.1)%

Total other income (expense)	(92)	(1.6)%	(142)	(1.9)%	(54)	(0.3)%	(193)	(0.8)%

Earnings (loss) from continuing operations before income taxes	36	0.7%	(594)	(7.9)%	(365)	(2.2)%	(909)	(4.0)%
Income tax expense (benefit)	14	0.3%	(203)	(2.7)%	(134)	(0.8)%	(325)	(1.5)%

	22	0.4%	(391)	(5.2)%	(231)	(1.4)%	(584)	(2.5)%
Less: Earnings attributable to noncontrolling interests	10	0.2%	6	0.1%	22	0.2%	3	0.1%

Earnings (loss) from continuing operations*	12	0.2%	(397)	(5.3)%	(253)	(1.6)%	(587)	(2.6)%
Earnings from discontinued operations, net of tax	—	—%	—	—%	60	0.4%	—	—%

Net earnings (loss)	$12	0.2%	$(397)	(5.3)%	$(193)	(1.2)%	$(587)	(2.6)%

Earnings (loss) per diluted common share:
Continuing operations	$0.01		$(0.18)		$(0.11)		$(0.26)
Discontinued operations	—		—		0.03		—

	$0.01		$(0.18)		$(0.08)		$(0.26)

*	Amounts attributable to Motorola, Inc. common shareholders.

Results of Operations—Three months ended October 3, 2009 compared to three months ended September 27, 2008

Net Sales

Net sales were $5.5 billion in the third quarter of 2009, down 27% compared to net sales of $7.5 billion in the third quarter of 2008. The decrease in net sales reflects: (i) a $1.4 billion, or 46%, decrease in net sales in the Mobile Devices segment, (ii) a $362 million, or 15%, decrease in net sales in the Home and Networks Mobility segment, and (iii) a $260 million, or 13%, decrease in net sales in the Enterprise Mobility Solutions segment. The 46% decrease in net sales in the Mobile Devices segment was primarily driven by a 46% decrease in unit shipments, partially offset by a 2% increase in ASP. The 15% decrease in net sales in the Home and Networks Mobility segment reflects a 24% decrease in net sales in the home business and a 7% decrease in net sales in the networks business. The 13% decrease in net sales in the Enterprise Mobility Solutions segment reflects a 17% decrease in net sales to the commercial enterprise market and an 11% decrease in net sales to the government and public safety market.

Gross Margin

Gross margin was $1.8 billion, or 33.2% of net sales, in the third quarter of 2009, compared to $1.8 billion, or 24.1% of net sales, in the third quarter of 2008. Gross margin increased in the Mobile Devices segment, while gross margin decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments. The increase in gross margin in the Mobile Devices segment was primarily driven by: (i) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of the Freescale

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Semiconductor purchase commitment, partially offset by the 46% decrease in net sales. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 13% decrease in net sales and an unfavorable product mix. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to the 15% decrease in net sales, partially offset by a favorable product mix.

The increase in gross margin as a percentage of net sales in the third quarter of 2009 compared to the third quarter of 2008 was primarily driven by increases in gross margin percentage in the Mobile Devices and Home and Networks Mobility segments, partially offset by a decrease in gross margin percentage in the Enterprise Mobility Solutions segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 23% to $800 million, or 14.7% of net sales, in the third quarter of 2009, compared to $1.0 billion, or 14.0% of net sales, in the third quarter of 2008. The decrease in SG&A expenses reflects lower SG&A expenses in the Mobile Devices and Enterprise Mobility Solutions segments, partially offset by higher SG&A expenses in the Home and Networks Mobility segment. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in the Enterprise Mobility Solutions segment was primarily due to savings from cost-reduction initiatives. The slight increase in the Home and Networks Mobility segment was primarily due to higher facility exit costs. SG&A expenses as a percentage of net sales increased in the Home and Networks Mobility and Enterprise Mobility Solutions segments and decreased in the Mobile Devices segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 23% to $768 million, or 14.1% of net sales, in the third quarter of 2009, compared to $999 million, or 13.4% of net sales, in the third quarter of 2008. The decrease in R&D expenditures reflects lower R&D expenditures in all segments, primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $112 million in Other charges in the third quarter of 2009, compared to net charges of $212 million in the third quarter of 2008. The charges in the third quarter of 2009 included: (i) $69 million of charges relating to the amortization of intangibles, (ii) $24 million of charges related to an environmental reserve, and (iii) $19 million of separation-related transaction costs. The charges in the third quarter of 2008 included: (i) $128 million of asset impairment charges, (ii) $80 million of charges relating to the amortization of intangible assets, (iii) $31 million of net reorganization of business charges included in Other charges, and (iv) $21 million of separation-related transaction costs, partially offset by a $48 million gain on the sale of property, plant and equipment. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $49 million in the third quarter of 2009, compared to net interest income of $18 million in the third quarter of 2008. Net interest expense in the third quarter of 2009 includes interest expense of $63 million, partially offset by interest income of $14 million. Net interest income in the third quarter of 2008 included interest income of $70 million, partially offset by interest expense of $52 million. The increase in net interest expense is primarily attributable to: (i) lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances in the third quarter of 2009 compared to the third quarter of 2008, (ii) a change in the investment mix of the Sigma Fund to more liquid securities with shorter maturities, and (iii) the significant decrease in short-term interest rates. In addition, there was a $29 million offset in interest expense in the third quarter of 2008 related to the recognition of previously unrecognized tax benefits that was not repeated in the third quarter of 2009. These factors were partially offset by a decrease in the Company’s level of outstanding debt.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $21 million in the third quarter of 2009, compared to gains of $7 million in the third quarter of 2008. In the third quarter of 2009, the net gain was primarily comprised of gains related to sales of certain of the Company’s equity investments. In the third quarter of 2008, the net gain primarily related to the sale of several small investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other

Net charges classified as Other, as presented in Other income (expense), were $64 million in the third quarter of 2009, compared to net charges of $167 million in the third quarter of 2008. The net charges in the third quarter of 2009 were primarily comprised of: (i) $31 million of investment impairments, (ii) $21 million of foreign currency expense, and (ii) an $8 million loss from the Sigma Fund investments. The net other charges in the third quarter of 2008 were primarily comprised of: (i) $141 million of charges attributed to other-than-temporary declines in Sigma Fund investments resulting from the Company’s investment holdings in Lehman Brothers Holdings Inc. (“Lehman”), Washington Mutual, Inc. (“WaMu”), and Sigma Finance Corporation (“SFC”), a special investment vehicle managed by United Kingdom based Gordian Knot Limited, and (ii) $48 million of foreign currency expense.

Effective Tax Rate

The Company recorded $14 million of net tax expense in the third quarter of 2009, resulting in an effective tax rate of 39%, compared to $203 million of net tax benefits, resulting in an effective tax rate of 34%, in the third quarter of 2008. The Company’s effective tax rate for the third quarter of 2009 is greater than the U.S. statutory tax rate of 35% primarily due to certain separation-related transaction costs incurred during the quarter for which the Company recorded no tax benefit.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Earnings (loss) from Continuing Operations

The Company had net earnings from continuing operations before income taxes of $36 million in the third quarter of 2009, compared with a net loss from continuing operations before income taxes of $594 million in the third quarter of 2008. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $12 million, or $0.01 per diluted share, in the third quarter of 2009, compared to a net loss from continuing operations of $397 million, or $0.18 per diluted share, in the third quarter of 2008.

Results of Operations—Nine months ended October 3, 2009 compared to nine months ended September 27, 2008

Net Sales

Net sales were $16.3 billion in the first nine months of 2009, down 29% compared to net sales of $23.0 billion in the first nine months of 2008. The decrease in net sales reflects: (i) a $4.4 billion, or 45%, decrease in net sales in the Mobile Devices segment, (ii) a $1.5 billion, or 20%, decrease in net sales in the Home and Networks Mobility segment, and (iii) an $824 million, or 14%, decrease in net sales in the Enterprise Mobility Solutions segment. The 45% decrease in net sales in the Mobile Devices segment was primarily driven by a 47% decrease in unit shipments, partially offset by a 3% increase in ASP. The 20% decrease in net sales in the Home and Networks Mobility segment reflects a 21% decrease in net sales in the home business and a 19% decrease in net sales in the networks business. The 14% decrease in net sales in the Enterprise Mobility Solutions segment reflects a 24% decline in net sales to the commercial enterprise market and a 10% decline in net sales to the government and public safety market.

Gross Margin

Gross margin was $5.0 billion, or 30.7% of net sales, in the first nine months of 2009, compared to $6.3 billion, or 27.3% of net sales, in the first nine months of 2008. The decrease in gross margin reflects lower gross margin in all segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 45% decrease in net sales, partially offset by: (i) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of the Freescale Semiconductor purchase commitment. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 14% decrease in net sales and an unfavorable product mix. The decrease in gross margin in the Home and Networks Mobility segment was primarily driven by the 20% decrease in net sales, partially offset by a favorable product and regional mix.

The increase in gross margin as a percentage of net sales in the first nine months of 2009 compared to the first nine months of 2008 was primarily driven by increases in gross margin percentage in the Mobile Devices and Home and Networks Mobility segments, partially offset by a decrease in gross margin percentage in the Enterprise Mobility Solutions segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

SG&A expenses decreased 25% to $2.5 billion, or 15.3% of net sales, in the first nine months of 2009, compared to $3.3 billion, or 14.5% of net sales, in the first nine months of 2008. The decrease in SG&A expenses reflects lower SG&A expenses in all segments. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Enterprise Mobility Solutions and Home and Networks Mobility segments and decreased in the Mobile Devices segment.

Research and Development Expenditures

R&D expenditures decreased 23% to $2.4 billion, or 14.6% of net sales, in the first nine months of 2009, compared to $3.1 billion, or 13.5% of net sales, in the first nine months of 2008. The decrease in R&D expenditures reflects lower R&D expenditures in all segments. The decreases in all segments were primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments.

Other Charges

The Company recorded net charges of $444 million in Other charges in the first nine months of 2009, compared to net charges of $546 million in the first nine months of 2008. The charges in the first nine months of 2009 included: (i) $210 million of charges relating to the amortization of intangibles, (ii) $207 million of net reorganization of business charges included in Other charges, (iii) $39 million of charges related to a facility impairment, (iv) $24 million of charges related to an environmental reserve, and (v) $19 million of separation-related transaction costs, partially offset by income of $55 million related to collections received on a legal settlement. The charges in the first nine months of 2008 included: (i) $244 million of charges relating to the amortization of intangible assets, (ii) $128 million of asset impairment charges, (iii) $124 million of net reorganization of business charges included in Other charges, (iv) $57 million of charges related to legal settlements, and (v) $41 million of separation-related transaction costs, partially offset by $48 million of gains from the sale of property, plant and equipment. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $114 million in the first nine months of 2009, compared to net interest income of $6 million in the first nine months of 2008. Net interest expense in the first nine months of 2009 includes interest expense of $174 million, partially offset by interest income of $60 million. Net interest income in the first nine months of 2008 included interest income of $210 million, partially offset by interest expense of $204 million. The increase in net interest expense is primarily attributed to: (i) lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances in the first nine months of 2009 compared to the first nine months of 2008, (ii) a change in the investment mix of the Sigma Fund to more liquid securities with shorter maturities, and (iii) the significant decrease in short-term interest rates. In addition, there was a $29 million offset to interest expense in the first nine months of 2008 related to the recognition of previously unrecognized tax benefits that was not repeated in the first nine months of 2009. These factors were partially offset by a decrease in the Company’s level of outstanding debt.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $31 million in the first nine months of 2009, compared to gains of $65 million in the first nine months of 2008. In the first nine months of 2009, the net gain primarily relates to sales of certain of the Company’s equity investments, partially offset by a net loss on the sale of specific businesses. In the first nine months of 2008, the net gain primarily related to sales of a number of the Company’s equity investments, of which $29 million of gain was attributed to a single investment.

Other

Net income classified as Other, as presented in Other income (expense), was $29 million in the first nine months of 2009, compared to net charges of $264 million in the first nine months of 2008. The net income in the first nine months of 2009 was primarily comprised of: (i) a $67 million gain related to the extinguishment of a portion of the Company’s outstanding long-term debt, and (ii) $67 million of gains from Sigma Fund investments, partially offset by: (i) $64 million of other-than-temporary investment impairment charges, and (ii) $49 million of foreign currency expense. The net charges in the first nine months of 2008 were primarily comprised of: (i) $145 million of charges attributed to other-than-temporary declines in Sigma Fund investments, (ii) $143 million of investment impairment charges, of which

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$83 million were attributed to a single strategic investment, and (iii) $34 million of foreign currency expense, partially offset by $24 million of gains relating to several interest rate swaps not designated as hedges.

Effective Tax Rate

The Company recorded $134 million of net tax benefits in the first nine months of 2009, resulting in an effective tax rate of 37%, compared to $325 million of net tax benefits, resulting in an effective tax rate of 36%, in the first nine months of 2008. The Company’s effective tax rate for the first nine months of 2009 was greater than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $365 million in the first nine months of 2009, compared with a net loss from continuing operations before income taxes of $909 million in the first nine months of 2008. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company incurred a net loss from continuing operations of $253 million, or $0.11 per diluted share, in the first nine months of 2009, compared to a net loss from continuing operations of $587 million, or $0.26 per diluted share, in the first nine months of 2008.

Earnings from Discontinued Operations

During the first quarter of 2009, the Company completed the sales of: (i) Good Technology, and (ii) the biometrics business unit, which included its Printrak trademark. After taxes, the Company had earnings from discontinued operations of $60 million, or $0.03 per diluted share, in the first nine months of 2009, all of which occurred during the first quarter of 2009. The Company had no such activity during the second or third quarters of 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company’s condensed consolidated financial statements.

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

The Company expects to realize cost-saving benefits of approximately $104 million during the remaining three months of 2009 from the plans that were initiated during the first nine months of 2009, representing: (i) $20 million of savings in Costs of sales, (ii) $45 million of savings in R&D expenditures, and (iii) $39 million of savings in SG&A expenses. Beyond 2009, the Company expects the reorganization plans initiated during the first nine months of 2009 to provide annualized cost savings of approximately $429 million, representing: (i) $85 million of savings in Cost of sales, (ii) $186 million of savings in R&D expenditures, and (iii) $158 million of savings in SG&A expenses.

2009 Charges

During the first nine months of 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2009, the Company recorded net reorganization of business charges of $4 million in Costs of sales in the Company’s condensed consolidated statements of operations. Included in the aggregate $4 million are charges of $22 million for employee separation costs and $10 million for exit costs, partially offset by $28 million of reversals for accruals no longer needed.

During the first nine months of 2009, the Company recorded net reorganization of business charges of $266 million, including $59 million of charges in Costs of sales and $207 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $266 million are charges of $286 million for employee separation costs, $32 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $70 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

October 3, 2009	Three Months Ended	Nine Months Ended

Mobile Devices	$—	$161
Home and Networks Mobility	4	37
Enterprise Mobility Solutions	5	42

	9	240
Corporate	(5)	26

	$4	$266

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to October 3, 2009:

	Accruals at				Accruals at
	January 1,	Additional		Amount	October 3,
	2009	Charges	Adjustments(1)	Used	2009

Exit costs	$80	$32	$(9)	$(42)	$61
Employee separation costs	170	286	(57)	(336)	63

	$250	$318	$(66)	$(378)	$124

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $32 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $9 million reflect: (i) $7 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments. The $42 million used in 2009 reflects cash payments. The remaining accrual of $61 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 3, 2009, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $286 million represent severance costs for approximately an additional 7,000 employees, of which 2,300 are direct employees and 4,700 are indirect employees.

The adjustments of $57 million reflect $61 million of reversals of accruals no longer needed, partially offset by $4 million of translation adjustments.

During the first nine months of 2009, approximately 7,600 employees, of which 3,000 were direct employees and 4,600 were indirect employees, were separated from the Company. The $336 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $63 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 3, 2009, is expected to be paid to approximately 1,200 separated employees in 2009.

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

The following table displays the net charges incurred by business segment:

September 27, 2008	Three Months Ended	Nine Months Ended

Mobile Devices	$20	$97
Home and Networks Mobility	5	28
Enterprise Mobility Solutions	6	18

	31	143
Corporate	5	22

	$36	$165

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

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $192 million represent severance costs for approximately an additional 3,900 employees, of which 2,000 were direct employees and 1,900 were indirect employees.

The adjustments of $39 million reflect $44 million of reversals of accruals no longer needed, partially offset by $5 million of translation adjustments. The $44 million of reversals represent previously accrued costs for approximately 300 employees.

During the first nine months of 2008, approximately 4,800 employees, of which 2,500 were direct employees and 2,300 were indirect employees, were separated from the Company. The $234 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $112 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2008, was expected to be paid to approximately 1,600 employees during the last three months of 2008. Since that time, $81 million has been paid to approximately 1,400 separated employees and $17 million was reversed.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at both October 3, 2009 and December 31, 2008. At October 3, 2009, $516 million of this amount was held in the U.S. and $2.6 billion was held by the Company or its subsidiaries in other countries. At October 3, 2009, restricted cash was $391 million (including $137 million held outside the U.S.), compared to $343 million (including $279 million held outside the U.S.) at December 31, 2008.

The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the first nine months of 2009, the Company repatriated approximately $2 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $1.8 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s condensed consolidated statements of operations, given the U.S. Federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

In the first nine months of 2009, the cash used for operating activities was $248 million, compared to $41 million of cash provided by operating activities in the first nine months of 2008. The primary contributors to the usage of cash in the first nine months of 2009 was a $2.8 billion decrease in accounts payable and accrued liabilities, partially offset by: (i) a $1.1 billion decrease in net inventory, (ii) a $960 million decrease in other current assets, and (iii) income from continuing operations (adjusted for non-cash items) of $397 million.

Accounts Receivable:  The Company’s net accounts receivable were $3.4 billion at October 3, 2009, compared to $3.5 billion at December 31, 2008. The slight decrease in net accounts receivable reflects a decrease in accounts receivable in the Home and Network Mobility segment and increases in accounts receivable in the Mobile Devices and Enterprise Mobility Solutions segments. Total sales of receivables were $1.0 billion during the first nine months of 2009, compared to $2.5 billion during the first nine months of 2008. The accounts receivable balance at October 3, 2009 is relatively flat compared to the accounts receivable balance at December 31, 2008, primarily due to the reduction in the volume of accounts receivable sold, offset by the reduction in net sales. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables”, the Company’s levels of net accounts receivable can also be impacted by the timing and amount of accounts receivable sold to third parties, which can vary by period and can be impacted by numerous factors. Although the Company continued to sell accounts receivable during the first nine months of 2009, the volume of accounts receivable sold was lower than in prior periods. The lower volume was primarily driven by the Company’s lower net sales and the Company’s decision to reduce accounts receivable sales. In addition, the availability of committed facilities to sell such accounts receivable decreased due to global economic conditions and the related tightening in the credit markets. During the fourth quarter of 2009, the Company expects quarterly sales of accounts receivable in a range comparable to the third quarter of 2009, in which $383 million of receivables were sold.

Inventory:  The Company’s net inventory was $1.5 billion at October 3, 2009, compared to $2.7 billion at December 31, 2008. Net inventory decreased in all segments and decreased substantially in the Mobile Devices segment, due to supply-chain efficiencies. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $2.2 billion at October 3, 2009, compared to $3.2 billion at December 31, 2008. Accounts payable decreased in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for employee severance and exit costs in connection with a number of these plans were $378 million in the first nine months of 2009, as compared to $247 million in the first nine months of 2008. Of the $124 million of reorganization of businesses accruals at October 3, 2009, $63 million relate to employee separation costs and are expected to be paid in 2009. The remaining $61 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Benefit Plan Contributions:  During the first nine months of 2009, the Company contributed $80 million and $29 million to its U.S. Regular Pension Plan and non-U.S. plans, respectively. The Company does not expect to make significant additional contributions to its U.S. Regular Pension Plan during 2009. The Company has amended its U.S. Regular Pension Plan, the Officers’ Plan and the Motorola Supplemental Pension Plan such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit. For the remainder of 2009, the Company expects to make additional cash contributions of approximately $15 million to its non-U.S. plans and no cash contributions to its retiree health care plan.

Investing Activities

The most significant components of the Company’s investing activities in the first nine months of 2009 included: (i) proceeds from sales of investments and businesses, (ii) proceeds from sales of short-term investments, (iii) capital expenditures, (iv) net proceeds from sales of Sigma Fund investments, and (v) strategic acquisitions of, or investments in, other companies.

Net cash provided by investing activities was $395 million in the first nine months of 2009, compared to net cash provided of $748 million in the first nine months of 2008. This $353 million decrease was primarily due to: (i) a $1.0 billion decrease in cash received from net sales of Sigma Fund investments, (ii) a $112 million decrease in distributions received from investments, and (iii) a $94 million decrease in proceeds from sales of property, plant and equipment, partially offset by: (i) a $332 million increase in proceeds from sales of short-term investments, (ii) a $198 million decrease in cash used for capital expenditures, (iii) a $197 million increase in proceeds from sales of investments and businesses, and (iii) a $150 million decrease in cash used for acquisitions and investments.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to provide investment returns similar to a money market fund. The Company received $98 million in net proceeds from sales of Sigma Fund investments in the first nine months of 2009, compared to $1.1 billion in net proceeds from sales of Sigma Fund investments in the first nine months of 2008. The Sigma Fund aggregate fair values were $4.1 billion at October 3, 2009 (including $2.2 billion held by the Company or its subsidiaries outside the U.S.), compared to $4.2 billion at December 31, 2008 (including $2.4 billion held by the Company or its subsidiaries outside the U.S.). While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies to allow for the efficient repatriation of non-U.S. funds, including Sigma Fund investments.

The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and defaulted securities) was 20 days and 38 days at October 3, 2009 and December 31, 2008, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 2009, the Company recorded gains from the Sigma Fund investments of $67 million in Other income (expense) in the condensed consolidated statement of operations.

During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered permanent. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the permanent decline in fair value in earnings. During the first nine months of 2008, the Company recorded $145 million of permanent impairments of Sigma Fund investments in the condensed consolidated statement of operations. A decline in fair value of a security that the Company considered temporary was recorded as a component of stockholders’ equity. During the first nine months of 2008, the Company recorded $37 million of temporary declines in the fair value of Sigma Fund investments in its condensed consolidated statements of stockholders’ equity.

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

At October 3, 2009, the Company’s Sigma Fund held a $45 million CIT variable-rate medium-term note due March 2010 with a recorded fair value of $31 million. Subsequent to October 3, 2009, there has been a slight decline in the value of this note due to CIT filing for Chapter 11 bankruptcy. The maximum remaining potential loss on the CIT note is $31 million, which represents the remaining fair value of the note. Any additional changes in the value of the CIT note will be recorded in the fourth quarter of 2009.

Strategic Acquisitions and Investments:  The Company used net cash for acquisitions and new investment activities of $30 million in the first nine months of 2009, compared to net cash used of $180 million in the first nine months of 2008. The cash used in the first nine months of 2009 was for small strategic investments across the Company. During the first nine months of 2008, the Company: (i) acquired a controlling interest of Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), and (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment).

Capital Expenditures:  Capital expenditures were $189 million in the first nine months of 2009, compared to $387 million in the first nine months of 2008. The Company’s emphasis when making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $280 million in net proceeds from the sales of investments and businesses in the first nine months of 2009, compared to proceeds of $83 million in the first nine months of 2008. The $280 million in proceeds in the first nine months of 2009 was primarily related to: (i) the sale of the biometrics business, which was sold during the first quarter of 2009, and (ii) proceeds received in connection with the sales of certain of the Company’s equity investments. The $83 million in proceeds in the first nine months of 2008 were primarily comprised of net proceeds received in connection with sales of certain of the Company’s equity investments.

Short-Term Investments:  At October 3, 2009, the Company had $15 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $225 million of short-term investments at December 31, 2008.

Investments:  In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities is subject to market and other conditions. At October 3, 2009, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $169 million, which represented a cost basis of $34 million and a net unrealized gain of $135 million. At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $117 million, which represented a cost basis of $114 million and a net unrealized gain of $3 million.

Financing Activities

The most significant components of the Company’s financing activities in the first nine months of 2009 were: (i) repayment and repurchase of debt, (ii) payment of dividends, (iii) issuance of common stock, and (iv) repayment of short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used for financing activities was $198 million in the first nine months of 2009, compared to $568 million used in the first nine months of 2008. Cash used for financing activities in the first nine months of 2009 was primarily: (i) $130 million of cash used for the repurchase of debt, (ii) $114 million of cash used to pay dividends, and (iii) $71 million of cash used for the repayment of short-term borrowings, partially offset by $110 million of cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Cash used for financing activities in the first nine months of 2008 was primarily: (i) $340 million of cash used to pay dividends, (ii) $138 million of cash used to purchase approximately 9.0 million shares of the Company’s common stock under the share repurchase program, all during the first quarter of 2008, (iii) $114 million of cash used for the repayment of maturing long-term debt, (iv) $37 million of cash used for the repayment of short-term borrowings, and (v) $26 million in distributions to discontinued operations, partially offset by $86 million of cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Short-Term Debt:  At October 3, 2009, the Company’s outstanding notes payable and current portion of long-term debt was $24 million, compared to $92 million at December 31, 2008. Net cash used for the repayment of short-term borrowings was $71 million in the first nine months of 2009, compared to repayment of $37 million of short-term borrowings in the first nine months of 2008. At October 3, 2009 and December 31, 2008, the Company had no commercial paper outstanding.

Long-Term Debt:  At October 3, 2009, the Company had outstanding long-term debt of $3.9 billion, compared to $4.1 billion outstanding at December 31, 2008.

During the first quarter of 2009, the Company completed the open market purchase of $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $400 million outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $309 million outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

In March 2008, the Company repaid, at maturity, the entire $114 million outstanding of 6.50% Senior Notes due March 1, 2008.

The Company believes that it will be able to maintain sufficient access to the capital markets, though there may be periods of time when access to the capital markets is limited for all issuers. As a “split rated credit”, the Company’s ability to issue long-term debt may be limited. The market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. As a result, it may be more difficult for the Company to quickly access the long-term debt market and any debt issued may be more costly, which may impact the Company’s financial and operating flexibility.

The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program:  During the first nine months of 2009, the Company did not repurchase any of its common shares. During the first nine months of 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares at an average price of $15.32, all of which were repurchased during the first quarter of 2008.

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

Payment of Dividends:  During the first nine months of 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company’s common stock. Currently, the Company does not expect to pay any additional cash dividends during the remainder of 2009.

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

Events over the past several quarters, including failures and near failures of a number of large financial service companies, have increased volatility in the capital markets. Although the Company has access to uncommitted non-U.S. credit facilities (“uncommitted facilities”), in light of the state of the financial services industry and the Company’s current financial condition, the Company does not believe it is prudent to assume the same level of funding will be available under these uncommitted facilities prospectively as has been available historically.

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment may request that the Company provide long-term financing (defined as financing with terms greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $463 million and $370 million at October 3, 2009 and December 31, 2008, respectively. Of these amounts, $14 million and $266 million were supported by letters of credit or by bank commitments to purchase long-term receivables at October 3, 2009 and December 31, 2008, respectively. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $29 million and $43 million at October 3, 2009 and December 31, 2008, respectively (including $25 million and $23 million at October 3, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $6 million at October 3, 2009 and December 31, 2008,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively (including $1 million and $4 million at October 3, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables of $97 million, (net of allowances for losses of $2 million) at October 3, 2009, compared to net long-term receivables of $162 million (net of allowances for losses of $7 million) at December 31, 2008. These long-term receivables are generally interest bearing, with interest rates ranging from 4% to 10%.

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

At October 3, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $66 million was utilized. At December 31, 2008, the Company had $532 million of committed revolving facilities for the sale of accounts receivable, of which $497 million was utilized.

In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term financing receivables primarily for a single customer, of which $262 million was utilized. At October 3, 2009, the Company had no significant committed facilities for the sale of long-term receivables.

Total sales of accounts receivable and long-term receivables were $383 million during the third quarter of 2009, compared to $875 million during the third quarter of 2008. Total sales of receivables were $1.0 billion during the first nine months of 2009, compared to $2.5 billion during the first nine months of 2008. At October 3, 2009, the Company retained servicing obligations for $182 million of sold accounts receivables and $355 million of long-term receivables compared to $621 of accounts receivables and $400 million of long-term receivables at December, 31, 2008.

Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company’s total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $25 million and $23 million at October 3, 2009 and December 31, 2008, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended October 3, 2009 and September 27, 2008 as detailed in Note 12, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	% Change	2009	2008	% Change

Segment net sales	$1,692	$3,116	(46)%	$5,322	$9,749	(45)%
Operating loss	(183)	(840)	(78)%	(945)	(1,604)	(41)%

For the third quarter of 2009, the segment’s net sales represented 31% of the Company’s consolidated net sales, compared to 42% in the third quarter of 2008. For the first nine months of 2009, the segment’s net sales represented 33% of the Company’s consolidated net sales, compared to 42% in the first nine months of 2008.

Three months ended October 3, 2009 compared to three months ended September 27, 2008

In the third quarter of 2009, the segment’s net sales were $1.7 billion, a decrease of 46% compared to net sales of $3.1 billion in the third quarter of 2008. The 46% decrease in net sales was primarily driven by a 46% decrease in unit shipments, partially offset by a 2% increase in average selling price (“ASP”). The segment’s net sales were negatively impacted by the segment’s reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment’s decision to deemphasize very low-tier products. In addition, the segment’s net sales were impacted by the global economic downturn, which resulted in lower end-user demand compared to the year-ago quarter. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technologies. On a geographic basis, net sales decreased substantially in all regions.

The segment incurred an operating loss of $183 million in the third quarter of 2009, compared to an operating loss of $840 million in the third quarter of 2008. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of the Freescale Semiconductor purchase commitment, partially offset by the 46% decrease in net sales. Also contributing to the decrease in the operating loss were decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives, and (iii) reorganization of business charges. As a percentage of net sales in the third quarter of 2009 as compared to the third quarter of 2008, gross margin and R&D expenditures increased and SG&A expenses decreased.

The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are continually introduced. Accordingly, a strong commitment to R&D is required and, even amidst challenging global economic conditions, the segment will continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth.

Unit shipments in the third quarter of 2009 were 13.6 million units, a 46% decrease compared to shipments of 25.4 million units in the third quarter of 2008 and an 8% decrease sequentially compared to shipments of 14.8 million units in the second quarter of 2009. The segment estimates its worldwide market share to be approximately 4.7% in the third quarter of 2009, a decrease of approximately 4 percentage points versus the third quarter of 2008 and a decrease of approximately 1 percentage point versus the second quarter of 2009.

In the third quarter of 2009, ASP increased approximately 2% compared to the third quarter of 2008 and was approximately flat compared to the second quarter of 2009. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Nine months ended October 3, 2009 compared to nine months ended September 27, 2008

In the first nine months of 2009, the segment’s net sales were $5.3 billion, a decrease of 45% compared to net sales of $9.7 billion in the first nine months of 2008. The 45% decrease in net sales was primarily driven by a 47% decrease in unit shipments, partially offset by a 3% increase in ASP. The segment’s net sales were negatively impacted by the segment’s reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment’s decision to deemphasize very low-tier products. In addition, the segment’s net sales were impacted by the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

global economic downturn, which resulted in lower end-user demand than in the first nine months of 2008. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technology. On a geographic basis, net sales decreased substantially in all regions.

The segment incurred an operating loss of $945 million in the first nine months of 2009, compared to an operating loss of $1.6 billion in the first nine months of 2008. The decrease in the operating loss was primarily due to decreases in: (i) SG&A expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, and (ii) R&D expenditures, reflecting savings from cost-reduction initiatives. These factors were largely offset by the decrease in gross margin, driven by the 45% decrease in net sales, partially offset by: (i) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of the Freescale Semiconductor purchase commitment. As a percentage of net sales in the first nine months of 2009 as compared to the first nine months of 2008, gross margin and R&D expenditures increased and SG&A expenses decreased.

Home and Networks Mobility Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	% Change	2009	2008	% Change

Segment net sales	$2,007	$2,369	(15)%	$5,999	$7,490	(20)%
Operating earnings	199	263	(24)%	467	661	(29)%

For the third quarter of 2009, the segment’s net sales represented 37% of the Company’s consolidated net sales, compared to 32% for the third quarter of 2008. For the first nine months of 2009, the segment’s net sales represented 37% of the Company’s consolidated net sales, compared to 33% in the first nine months of 2008.

Three months ended October 3, 2009 compared to three months ended September 27, 2008

In the third quarter of 2009, the segment’s net sales decreased 15% to $2.0 billion, compared to $2.4 billion in the third quarter of 2008. The 15% decrease in net sales reflects a 24% decrease in net sales in the home business and a 7% decrease in net sales in the networks business. The 24% decrease in net sales in the home business was primarily driven by a 24% decrease in net sales of digital entertainment devices, reflecting: (i) a 20% decrease in shipments of digital entertainment devices to 3.3 million units, and (ii) a lower ASP due to a product mix shift. The 7% decrease in net sales in the networks business was primarily driven by lower net sales of GSM and CDMA infrastructure equipment, partially offset by higher net sales of WiMAX products.

On a geographic basis, the 15% decrease in net sales was driven by lower net sales in all regions. The decrease in net sales in North America was primarily due to: (i) lower net sales in the home business, and (ii) lower net sales of CDMA infrastructure equipment, partially offset by higher net sales of WiMAX products. The decrease in net sales in Asia was primarily driven by lower net sales of CDMA and GSM infrastructure equipment. The decrease in net sales in Europe, Middle East and Africa region (“EMEA”) was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales of WiMAX products and higher net sales in the home business. The decrease in net sales in Latin America was primarily due to: (i) lower net sales in the home business, and (ii) lower net sales of iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. Net sales in North America accounted for approximately 48% of the segment’s total net sales in the third quarters of both 2008 and 2009.

The segment had operating earnings of $199 million in the third quarter of 2009, compared to operating earnings of $263 million in the third quarter of 2008. The decrease in operating earnings was primarily due to: (i) a decrease in gross margin, driven by the 15% decrease in net sales, partially offset by a favorable product mix, and (ii) a slight increase in SG&A expenses, primarily due to higher facility exit costs. These factors were partially offset by a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the third quarter of 2009 as compared the third quarter of 2008, gross margin, SG&A expenses and R&D expenditures increased.

Nine months ended October 3, 2009 compared to nine months ended September 27, 2008

In the first nine months of 2009, the segment’s net sales decreased 20% to $6.0 billion, compared to $7.5 billion in the first nine months of 2008. The 20% decrease in net sales reflects a 21% decrease in net sales in the home business and a 19% decrease in net sales in the networks business. The 21% decrease in net sales in the home business was primarily driven by a 22% decrease in net sales of digital entertainment devices, reflecting: (i) a 15% decrease in shipments of digital entertainment devices to 11.3 million units, primarily due to lower shipments to large cable and telecommunications operators in North America as a result of macroeconomic conditions, and (ii) a lower ASP due to an

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unfavorable product mix shift. The 19% decrease in net sales in the networks business was primarily driven by lower net sales of GSM, UMTS, iDEN and CDMA infrastructure equipment, partially offset by higher net sales of WiMAX products.

On a geographic basis, the 20% decrease in net sales was driven by lower net sales in all regions. The decrease in net sales in North America was primarily due to: (i) lower net sales in the home business, and (ii) lower net sales of CDMA infrastructure equipment, partially offset by higher net sales of WiMAX products. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales of WiMAX products and higher net sales in the home business. The decrease in net sales in Asia was primarily driven by lower net sales of GSM and UMTS infrastructure equipment, partially offset by higher net sales of CDMA infrastructure equipment and higher net sales in the home business. The decrease in net sales in Latin America was primarily due to: (i) lower net sales in the home business, and (ii) lower net sales of iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. Net sales in North America accounted for approximately 50% of the segment’s total net sales in the first nine months of both 2009 and 2008.

The segment had operating earnings of $467 million in the first nine months of 2009, compared to operating earnings of $661 million in the first nine months of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 20% decrease in net sales, partially offset by a favorable product mix. Also contributing to the decrease in operating earnings were $39 million of charges related to a facility impairment. These factors were partially offset by decreases in both R&D expenditures and SG&A expenses, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the first nine months of 2009 as compared to the first nine months of 2008, gross margin, SG&A expenses and R&D expenditures increased.

Enterprise Mobility Solutions Segment

	Three Months Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
	2009	2008	% Change	2009	2008	% Change

Segment net sales	$1,770	$2,030	(13)%	$5,054	$5,878	(14)%
Operating earnings	306	403	(24)%	689	1,030	(33)%

For the third quarter of 2009, the segment’s net sales represented 32% of the Company’s consolidated net sales, compared to 27% for the third quarter of 2008. For the first nine months of 2009, the segment’s net sales represented 31% of the Company’s consolidated net sales, compared to 26% in the first nine months of 2008.

Three months ended October 3, 2009 compared to three months ended September 27, 2008

In the third quarter of 2009, the segment’s net sales decreased 13% to $1.8 billion, compared to $2.0 billion in the third quarter of 2008. The 13% decrease in net sales reflects a 17% decline in net sales to the commercial enterprise market and an 11% decline in net sales to the government and public safety market. The decrease in net sales to the commercial enterprise market was primarily driven by lower net sales in North America and EMEA. The decrease in net sales to the government and public safety market was primarily driven by decreased net sales in EMEA, North America and Latin America. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 59% of the segment’s net sales in the third quarter of 2009, compared to approximately 56% in the third quarter of 2008.

The segment had operating earnings of $306 million in the third quarter of 2009, compared to operating earnings of $403 million in the third quarter of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 13% decrease in net sales and an unfavorable product mix. These factors were partially offset by decreased SG&A expenses and R&D expenditures, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in the third quarter of 2009 as compared to the third quarter of 2008, gross margin decreased and R&D expenditures and SG&A expenses increased.

Nine months ended October 3, 2009 compared to nine months ended September 27, 2008

In the first nine months of 2009, the segment’s net sales decreased 14% to $5.1 billion, compared to $5.9 billion in the first nine months of 2008. The 14% decrease in net sales reflects a 24% decline in net sales to the commercial enterprise market and a 10% decline in net sales to the government and public safety market. The decrease in net sales to the commercial enterprise market was primarily driven by lower net sales in North America and EMEA. The decrease in net sales to the government and public safety market was primarily driven by decreased net sales in EMEA, North America and Latin America, partially offset by increased net sales in Asia. Net sales in North America continued to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first nine months of 2009, compared to approximately 56% in the first nine months of 2008.

The segment had operating earnings of $689 million in the first nine months of 2009, compared to operating earnings of $1.0 billion in the first nine months of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 14% decrease in net sales and an unfavorable product mix. Also contributing to the decrease in operating earnings was an increase in reorganization of business charges, relating primarily to higher employee severance costs. These factors were partially offset by decreased SG&A expenses and R&D expenditures, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in the first nine months of 2009 as compared to the first nine months of 2008, gross margin decreased and R&D expenditures and SG&A expenses increased.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standards related to the recognition of revenue for multiple deliverable arrangements. Under the new guidance, revenue will be allocated to the different elements in an arrangement based on relative sales price. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In October

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009, the FASB issued new accounting standards which alter the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to its functionality. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of both standards is permitted. The Company is still assessing the potential impact of adopting this new guidance.

In June 2009, the FASB issued authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This new guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this new guidance.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This new guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this new guidance.

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

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the FASB’s guidance on derivatives and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At October 3, 2009 and December 31, 2008, the Company had outstanding foreign exchange contracts totaling $1.8 billion and $2.2 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 3, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
	October 3,	December 31,
Net Buy (Sell) by Currency	2009	2008

Chinese Renminbi	$(546)	$(481)
Brazilian Real	(380)	(356)
Euro	(365)	(445)
Japanese Yen	(80)	111
British Pound	165	122

Interest Rate Risk

At October 3, 2009, the Company’s short-term debt consisted primarily of $20 million of short-term variable rate foreign debt. At October 3, 2009, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

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

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. During the second quarter of 2009, the Company’s European subsidiary terminated a portion of the Interest Agreements to ensure that the notional amount of the Interest Agreements matched the amount outstanding under the Euro-denominated loan. The termination of the Interest Agreements resulted in an expense of approximately $2 million. The weighted average fixed rate payments on these Interest Agreements was 5.36%. The fair value of the Interest Agreements at October 3, 2009 and December 31, 2008 were $(4) million and $(2) million, respectively.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of October 3, 2009, the Company was exposed to an aggregate credit risk of $4 million with all counterparties.

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

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 3, 2009 was $3.6 billion, compared to a face value of $3.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under “Looking Forward,” about: (a) the creation of two independent public companies and expected results, (b) our business strategies and expected results, including cost-reduction activities, (c) our market expectations for each of our businesses, (d) the timing and impact of new product launches, (e) WiMAX product sales, (f) ability and cost to repatriate funds, (g) the effect of government stimulus packages, and (h) adequacy of liquidity; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company’s ability and cost to repatriate funds, (c) expected quarterly sales of accounts receivable, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) expectations for the Sigma Fund and other investments, (f) future cash contributions to pension plans or retiree health benefit plans, (g) purchase obligation payments, (h) the Company’s ability and cost to access the capital markets, (i) the Company’s plans with respect to the level of outstanding debt, (j) expected payments pursuant to commitments under long-term agreements, (k) the outcome of ongoing and future legal proceedings, (l) the completion and impact of pending acquisitions and divestitures, and (m) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1: Legal Proceedings

Telsim-Related Cases

Howell v. Motorola, Inc., et al.

A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Three new purported lead plaintiffs subsequently intervened in the case, and filed a motion for class certification seeking to represent a class of Plan participants. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. The court granted leave to defendants to appeal the class certification and granted leave to lead plaintiff Howell to appeal an earlier dismissal of his individual claim. Each party filed those appeals. On June 17, 2009, the Illinois District Court granted summary judgment in favor of all defendants on all counts. On June 25, 2009, the Seventh Circuit Court of Appeals (the “Seventh Circuit”) dismissed as moot defendants’ class certification appeal and stayed Howell’s appeal. On July 14, 2009, plaintiffs appealed the summary judgment decision. By order of the Seventh Circuit on August 17, 2009, Howell’s individual appeal and plaintiffs’ appeal of the summary judgment decision (now cited as Howell v. Motorola, Inc. et al. and Lingis et al. v. Rick Dorazil et al.) have been consolidated with Spano et al. v. Boeing Company et al. and Beesley et al. v. International Paper Company for argument and decision.

Silverman/Williams Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007. On September 24, 2008, the district court granted Motorola’s motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff’s motion for class certification.

In re Adelphia Communications Corp. Securities and Derivative Litigation

On September 14, 2004, a complaint filed in state court in Los Angeles, California, named Motorola, Scientific-Atlanta and certain officers of Scientific-Atlanta as defendants, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. There are no new substantive allegations. The complaint seeks compensatory damages, opportunity-cost damages, punitive and other exemplary damages and other relief. In late 2004, the Multi-District Litigation Panel transferred the case to federal court in New York. Motorola filed a motion to dismiss the complaint in this action on September 19, 2005. On August 5, 2009, Motorola’s motion to dismiss the complaint was denied.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 5. Other Information.

As the Company announced on October 29, 2009, Edward J. Fitzpatrick, age 43, previously Acting Chief Financial Officer of the Company, was named Chief Financial Officer of the Company, effective October 29, 2009.

On November 3, 2009, John K. Wozniak, age 38, was appointed to the position of Corporate Vice President and Chief Accounting Officer of the Company and replaces Edward J. Fitzpatrick, Senior Vice President and Chief Financial Officer, as the Company’s principal accounting officer. Since March 2008, Mr. Wozniak has served as Vice President and Assistant Controller, Motorola, Inc. Mr. Wozniak has worked at Motorola as Senior Director of Technical Accounting and International Controller of the Home and Networks Mobility business of the Company from June 2007 to March 2008; Senior Director of Accounting and Transaction Support of the Networks and Enterprise business of the Company from May 2006 to June 2007; Director of Technical Accounting and External Reporting of the Company from October 2005 until May 2006; and Manager, Technical Accounting of the Company from September 2002 until October 2005.

Item 6. Exhibits

Exhibit No.	Exhibit

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

MOTOROLA and the Stylized M Logo are registered in the US Patent & Trademark Office.
All other product or service names are the property of their respective owners. © 2009 Motorola, Inc. All rights reserved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Edward J. Fitzpatrick
Edward J. Fitzpatrick
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer of the Registrant)

Date: November 3, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith