Form 10-K
period 2009-12-31
MOTOROLA INC
filed 2010-02-16
CIK 68505

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)
1303 East Algonquin Road, Schaumburg, Illinois 60196 (Address of principal executive offices) (847) 576-5000 (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value per Share	New York Stock Exchange Chicago Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2009 (the last business day of the Registrant's most recently completed second quarter) was approximately $14.2 billion (based on the closing sale price of $6.19 per share as reported for the New York Stock Exchange-Composite Transactions).

          The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of January 31, 2010 was 2,312,879,064.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 3, 2010, are incorporated by reference into Part III.

PART I

        Throughout this 10-K report we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

        We are making forward-looking statements in this report. In "Item 1A: Risk Factors" we discuss some of the risk factors that could cause actual results to differ materially from those stated in the forward-looking statements.

        "Motorola" (which may be referred to as the "Company," "we," "us," or "our") means Motorola, Inc. or Motorola, Inc. and its subsidiaries, or one of our segments, as the context requires. "Motorola" is a registered trademark of Motorola, Inc.

 Item 1: Business

General

        We provide technologies, products and services that make a broad range of mobile experiences possible. Our portfolio includes wireless handsets, wireless accessories, digital entertainment devices, set-top boxes and video distribution systems, analog and digital two-way radios, wireless and wireline broadband network products, and end-to-end enterprise mobility products. With the rapid convergence of fixed and mobile broadband Internet and the growing demand for next-generation mobile communications products by people, businesses and governments, we are focused on high-quality, innovative products that meet the expanding needs of our customers around the world.

        We operate in the following businesses:

  •
  The Mobile Devices business designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  The Home and Networks Mobility business designs, manufactures, sells, installs and services: digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video distribution systems, broadband access infrastructure platforms, data and voice customer premise equipment, wireless and wireline cable and cellular broadband networks.

  •
  The Enterprise Mobility Solutions business designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

        Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Business Segments

        We report financial results for the following three operating business segments:

Mobile Devices Segment

        The Mobile Devices segment ("Mobile Devices" or the "segment") designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property. In 2009, the segment's net sales represented 32% of the Company's consolidated net sales.

  Principal Products and Services

        Our wireless subscriber products include wireless handsets and related software and accessory products. We also license our intellectual property. We market our products globally to carriers and consumers through direct sales, distributors and retailers.

  Our Industry

        In 2009, total industry shipments of wireless handsets decreased approximately 6% compared to 2008, primarily as a result of the global economic downturn. This was the first annual decline in handset industry unit shipments since 2001. The economic downturn resulted in slower growth in the emerging markets and lower replacement sales in highly-penetrated markets, primarily in the U.S. and Western Europe. By the fourth quarter of 2009, the industry began showing signs of recovery with positive quarterly year-over-year growth.

        With many customers maintaining tight inventory management during 2009, a strengthening global economy and improving consumer demand, the recent handset market recovery is expected to continue through 2010. Analysts are predicting total industry handset shipments to increase approximately 9% (on average) for the full-year 2010 compared to 2009. Growth is expected to be driven from new subscribers in emerging markets and increasing demand for smartphones.

        Smartphones are expected to be the fastest growing and the most profitable segment of the mobile handset industry over the next several years. Key drivers of this growth include: (i) consumer desires for feature-rich devices that provide access to mobile Internet, media, social networking, navigation and messaging at anytime and anyplace, (ii) operators drive to increase data ARPU (average revenue per user) to offset declining voice ARPU, (iii) the trend toward open operating systems that provide computer-like functionality to handsets, and (iv) the evolution of networks to support high-speed Internet access (3G and 4G).

  Our Strategy

        The Mobile Devices segment is focused on delivering compelling, mobile experiences to consumers while becoming the hub of people's lives and the gateway to the mobile Internet. With the Android operating platform and our MOTOBLURTM software solution and MotoDEV application development program, we intend to provide applications and services to support end-to-end, customizable solutions desired by consumers.

        As the market evolves to reflect the emergence of converged wireless devices, mobile Internet, media/video, social networking, navigation and messaging, the shift from voice-centric devices to data-centric devices continues to accelerate. These devices, which include smartphones developed on open platforms, deliver unique consumer experiences and require complete end-to-end solutions that incorporate various applications and services. By utilizing the smartphone, we are able to deliver computer-like functionality, such as web browsing and email, across our portfolio. We believe that open platforms foster innovation and encourage the development of applications suited to consumers, wherever they are located.

        Our primary smartphone development is based on the Android operating system (a Google-developed, royalty-free open platform). The Android platform is a modular operating system which enables multiple simultaneous operations. It provides a well-developed ecosystem that continues to grow with a broad range of applications.

        We are differentiating our Android smartphone experience through our unique MOTOBLUR software solution. MOTOBLUR utilizes cloud-based services to help ensure that our users digital lives can be accessed from anywhere. It combines content-forward, deeply integrated software applications and a unique interface with a server-based back-end solution that gathers, organizes and delivers fresh content and data automatically. In addition to MOTOBLUR, we are enabling third-party solutions through our MotoDEV application development programs. MotoDEV leverages partner ecosystems to deliver customizable content to consumers. This content can be pre-loaded, embedded or downloaded on Android-powered devices. In some markets, as in China, we offer our SHOP4APPS application store to provide consumers additional applications and service choices.

        As the segment creates stronger software solutions and capabilities, we continue to invest in next-generation technologies for wireless devices based on High-Speed Downlink Packet Access (HSDPA) and Long-Term Evolution (LTE). These investments provide opportunities to differentiate our products as we develop smartphones that support the migration toward higher network bandwidth.

        In addition to our smartphone portfolio and focus on delivering key experiences, we are also (i) maintaining our technological leadership in our proprietary iDEN technology, (ii) focusing on priority markets, (iii) selectively offering voice-centric devices through third-party original design manufacturer ("ODM") development, and (iv) leveraging companion products to deliver complete mobile experiences.

        The Mobile Devices segment continues to maintain a strong market position with its iDEN technology. Increased demand in North America, as well as internationally, drove iDEN growth in 2009. Our iDEN strategy aligns with our focus on priority regions.

        We are increasing our focus in priority markets, which include North America, parts of Asia, including China, and Latin America. Historically, these are regions in which we have experienced strong market share and brand position. In other regions, we will prioritize and make investments commensurate with the competitiveness of our portfolio. In the long term, we plan to compete in all major markets. In order to successfully compete in our prioritized regions, maintain brand awareness and provide products at multiple price points, we are working with ODM partners to generate lower-end, voice-centric devices. Along with our mobile handset initiatives, we will leverage our companion products portfolio to extend smartphone experiences through companion devices.

  Customers

        The segment has several large customers located throughout the world. In 2009, aggregate net sales to the segment's five largest customers represented approximately 54% of the segment's net sales. The loss of one or more of these customers could have a material adverse effect on the segment's business. In addition to selling directly to carriers and operators, our Mobile Devices business also sells products through a variety of third-party distributors and retailers, which accounted for approximately 21% of the segment's net sales in 2009.

        Beginning in late 2008 and throughout 2009, uncertainty about current and future global economic conditions caused our customers to maintain tighter inventory management. We expect this inventory management trend to continue in 2010.

        The U.S. market continued to be the segment's largest individual market, accounting for approximately 58% of the segment's net sales in 2009, compared to approximately 44% of the segment's net sales in 2008. In 2009, the segment's largest markets outside the U.S. were Brazil, China, Mexico and Korea. In 2009 compared to 2008, the segment experienced sales declines in each of its four major sales regions: North America; the Europe, Middle East and Africa ("EMEA") region; Asia and Latin America.

  Competition

        The wireless handset market is highly competitive and many new competitors have entered the market in the last several years. As the market continues to move toward smartphones, this trend may result in even more competition.

        The segment experiences increasingly intense competition in worldwide markets from numerous global competitors. In 2009, the three largest handset manufacturers together held an aggregate market share of approximately 69%. In addition, non-traditional device manufacturers continue to enter the marketplace while second-tier vendors, in regions such as Asia, provide another layer of competition.

        In 2009, the segment's overall market share decreased significantly and the segment was the fifth-largest worldwide supplier of wireless handsets on a full-year basis.

        General competitive factors in the market for the segment's products include: overall quality of user experience; design; time-to-market; brand awareness; technology offered; price; product features; performance; quality; delivery and warranty; the quality and availability of service; and relationships with key customers.

  Payment Terms

        The segment's customers and distributors buy from us regularly with payment terms that are competitive with current industry practices. These terms vary globally and generally range from cash-with-order to 60 days. Extended payment terms beyond 60 days are provided to certain customers on a limited basis. A customer's outstanding credit at any point in time is limited to a predetermined amount as established by the Company.

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

  Backlog

        The segment's backlog (excluding any deferred revenue) was $409 million at December 31, 2009, compared to $290 million at December 31, 2008. This increase in backlog is primarily due to demand for our smartphones that were launched in the fourth quarter of 2009. The 2009 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2010. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

  Intellectual Property Matters

        Patent protection is extremely important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. The protection of these licenses is also important to the segment's operations. For additional information relating to patents and trademarks and research and development activities with respect to this segment, see the discussion under "Other Information."

  Inventory, Raw Materials, Right of Return and Seasonality

        The segment's practice is to carry reasonable amounts of inventory in manufacturing and distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2009, the segment had a significantly lower inventory balance than at the end of 2008. The decrease reflects lower sales requirements and significant improvements in inventory management processes.

        Availability of materials and components required by the segment is relatively dependable; however, fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment's financial results.

        Natural gas, electricity, and, to a lesser extent, oil are the primary sources of energy required for the segment's manufacturing operations. Each of these resources are currently in generally adequate supply for the segment's operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which steadily increased during 2009 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. However, difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect the segment's results.

        The segment permits returns under limited circumstances to remain competitive with current industry practices.

        The segment typically experiences higher sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year due to seasonal trends in the wireless handset industry.

  Our Facilities/Manufacturing

        The segment's headquarters are located in Libertyville, Illinois. Our other major facilities are located in Beijing and Tianjin, China; Jaguariuna, Brazil; Seoul, South Korea; and Plantation, Florida.

        A significant portion of our handsets are manufactured either completely or substantially by a small number of electronics manufacturing suppliers ("EMSs") and ODMs. The segment relies on these third-party providers to deliver products that meet consumer demands in the rapidly-changing technological environment. In 2009, our handsets were primarily manufactured in China and Brazil, and we expect this to continue in 2010. Our largest manufacturing facilities are located in China and Brazil. Each of these facilities serves multiple countries and regions of the world.

Home and Networks Mobility Segment

        The Home and Networks Mobility segment ("Home and Networks Mobility" or the "segment") designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol ("IP") video and broadcast network interactive set-tops ("digital entertainment devices"), end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment ("broadband gateways") to cable television and telecom service providers (collectively, referred to as the "home business"), and (ii) wireless access systems ("wireless networks"), including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the "networks business"). In 2009, the segment's net sales represented 36% of the Company's consolidated net sales.

  Principal Products and Services

        In the home business, the segment is a leading provider of end-to-end networks used for the delivery of video, data and voice services over hybrid fiber coaxial ("HFC") networks, digital subscriber line ("DSL") networks and passive optical networks ("PON"). Our portfolio includes: MPEG video encoding equipment for standard-definition and high-definition television ("HDTV" or "HD"); video processing and multiplexing systems; and video-on-demand, switched digital video and conditional access systems used by network operators and programmers to deliver video programming. We provide a broad array of digital entertainment devices supporting analog, digital and IP video delivery, including HD and digital video recording ("DVR") (together, "HD/DVR") applications. We support the delivery of high-speed data and voice services with head-end and central office equipment, along with data and voice modems and gateways for HFC and DSL networks and optical line and optical node terminals for PON networks.

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

Our Industry

        The home market continues to evolve rapidly as cable and telecom network operators expand video, data, voice and mobile services to create "triple play" or "quad play" bundles to grow their subscriber base. The competition between cable and telecom service providers continues to increase. Telecom operators are expanding their broadband networks by offering advanced video and data services using IPTV and PON technologies in a growing number of markets. Cable operators are responding by increasing their HD programming, bundling voice-over-IP services, expanding their broadband data service through Data Over Cable Service Interface Specifications ("DOCSIS") 3.0 channel bonding, and beginning to launch mobile data services.

        Our home business is subject to regulation by the Federal Communications Commission ("FCC") in the United States and other governmental communication regulators throughout the world. FCC regulations requiring separation of security functionality from cable set-tops became effective in 2007. This has resulted in increased competition for sales of set-top boxes to cable operators and has enabled retail distribution of televisions and other video devices capable of accessing encrypted cable programming. Our home business offers a cablecard that allows third-party consumer electronic devices to be deployed on an operator's network using the Motorola conditional access system. Motorola also offers a portfolio of cable card host set-tops that allows our digital video set-tops to be deployed in service provider networks using third-party encryption technology.

        In 2009, the overall market for the home business declined as operators constrained spending due to difficult macroeconomic conditions and the resulting slowdown in data and digital video subscriber additions, particularly in more mature markets. Declines in spending primarily occurred for infrastructure products, data consumer premise equipment (CPE) products and digital set-tops in North America. These market declines were partially offset by increases in international sales of IP set-tops. Spending will be influenced by video and data subscribers' increasing demand for advanced video platforms and applications, as well as from telecom operators' upgrading their networks and adding video services. The growth of broadband connectivity is expected to continue as demand for high-speed data causes cable operators to upgrade to DOCSIS 3.0 and telecom service providers to deploy very high speed digital subscriber line ("VDSL") and PON data services.

        In the wireless networks market, the majority of installed cellular infrastructure systems are based on CDMA, GSM, UMTS and iDEN technologies. We supply systems based on each of these technologies and are the sole supplier of proprietary iDEN networks. Advanced infrastructure systems based on these technologies include GPRS, CDMA-1X and EDGE. In addition, many cellular service providers have migrated to 3G networks, which are high-capacity radio access wireless networks providing enhanced data services, improved Internet access and increased voice capacity. The primary 3G technologies are W-CDMA (based on either UMTS or Freedom of Mobile Multimedia Access ("FOMA") technologies) and CDMA 2000 1xEVDO. We supply 3G systems based on UMTS and CDMA 2000 1xEVDO technologies. An additional 3G technology standard, TD-SCDMA, has been driven primarily by the Chinese government and local Chinese vendors. China's Ministry of Industry and Information Technology has assigned 3G licenses for three different 3G standards, driving regional network upgrades.

        The International Telecommunications Union ("ITU") that develops the global framework for information and communications networks has established performance requirements for its IMT-Advanced standard, commonly referred as 4th generation (4G) wireless access. Standards bodies are developing specifications to meet the 4G requirements based on orthogonal frequency division multiplexing ("OFDM") technology which will utilize wider channels and offer higher data rates to expand broadband access offerings. Today, the standards bodies are evolving the WiMAX and LTE standards towards meeting the IMT-Advanced specifications. The 3rd Generation Partnership Project ("3GPP"), which defined the industry's GSM specifications, is developing an LTE-Advanced standard to address the IMT-Advanced requirements. The Institute of Electrical and Electronics Engineers ("IEEE"), which defined standards known as fixed WiMAX (802.16d) and mobile WiMAX (802.16e), is also developing the 802.16m standard to address the IMT-Advanced requirements.

        Licensing bodies of governments around the world are making spectrum available for advanced wireless technologies, including 4G, in recognition of growing demand for wireless broadband services. Currently, Motorola estimates that there are over 1,700 license holders worldwide for broadband wireless access technologies. The WiMAX market, which now totals over 500 WiMAX networks in 147 different countries, has experienced strong growth since commercial deployments began. While WiMAX has been the early leader in broadband access deployments, LTE has widespread industry support, not only from current GSM and UMTS operators, but also from CDMA/EV-DO based carriers.

        Demand for our products depends primarily on capital spending by providers of cellular and broadband services for constructing, rebuilding or upgrading their communications systems, as well as the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) the continuing trend of consolidation within the cable, wireline and wireless industries, (ii) the financial condition of operators and alternative providers, including their access to financing, (iii) technology advancements, (iv) standardization efforts that impact the deployment of new technology, (v) new legislation and regulations affecting the equipment sold by the segment, and (vi) general economic conditions.

        During 2009, wireless operators' expenditures globally for 2G GSM and CDMA technology and related services declined compared to 2008. Similar expenditures for iDEN technology were also down in 2009. Global expenditures for 3G technology and related services, such as W-CDMA/HPSA and CDMA2000/1xEV-DO technology, were up compared to 2008. The continued expansion of broadband access networks also drove global growth in 2009 for next-generation technologies, such as WiMAX, and related services. Overall wireless infrastructure spending was down slightly in 2009 compared to 2008. Forecasted industry trends point to a slight increase in operator expenditures globally in 2010, as growth in wireless data access demand drives networks expansion.

  Our Strategy

        The Home and Networks Mobility segment is focused on leadership in next-generation broadband solutions to accelerate the delivery of personal media experiences. Key elements in the segment's strategy include: (i) providing for seamless convergence of services and applications across delivery platforms within the home and across wireline and wireless networks; (ii) innovating and optimizing our end-to-end network portfolio; and (iii) developing new services that leverage our platforms to provide revenue generating applications and services to our operator customers while enabling consumers to experience media mobility. As part of our strategy, we have made and will continue to make strategic acquisitions.

        In the home business, we are focused on accelerating the rate of digital penetration by broadband operators in North America through an enhanced suite of digital entertainment devices. These products include basic models supporting the industry movement to all-digital delivery and advanced units supporting HD/DVR functions, as well as convergence of IP Media content in the home. We continue to invest to differentiate our products and services in areas of software and applications, content on-demand and targeted advertising.

        We are capitalizing on telecom operators' decisions to offer IPTV to their subscribers globally, with products that support delivery of video content using both copper-outside-plant and fiber-to-the-premises ("FTTP") networks. The segment continues to provide video infrastructure, FTTP access network equipment, advanced digital entertainment devices and IP interactive set-tops to leading telecommunication companies around the world. During 2009, we signed a definitive agreement to acquire BitBand, a leading provider of content management and delivery systems specializing in video-on-demand for IPTV. We are also an industry leader in broadband data and voice products. We are delivering DOCSIS 3.0 channel bonding on our cable modem termination systems ("CMTS") and cable modems, and deploying our Gigabit PON platform and Very High Speed Digital Subscriber Line ("VDSL") gateways.

        In the networks business, the segment provides equipment and services to over 135 GSM, CDMA and iDEN networks globally. The segment is investing to be a leader in next-generation wireless broadband technologies with its WiMAX and LTE systems. WiMAX and LTE are evolved wireless broadband technologies that enable operators to provide improved data performance at lower operating cost. These technologies offer similar advantages for existing operators and emerging broadband service providers and vary in selection depending on the desired application and available spectrum. In 2009, the segment delivered WiMAX network equipment to 39 WiMAX networks throughout the world. In addition, at the end of 2009, the segment was participating in 12 WiMAX trials globally, representing new business opportunities in 2010. As a leader in the baseline OFDM technology used for WiMAX, the segment is leveraging this expertise to accelerate our LTE product offering, which will support both frequency division duplex ("FDD") and time division duplex ("TDD") modes. The LTE standard was ratified in December 2008, enabling operators and vendors to accelerate testing and deployment. The segment is participating in the LTE system architecture evolution trial initiative.

  Customers

        In 2009, aggregate net sales to the segment's five largest customers, primarily large cable operators and telecommunication companies located throughout the world, represented approximately 45% of the segment's net sales. The loss of any of the segment's large customers could have a material adverse effect on the segment's business. Further, because many of the segment's contracts are long-term, the loss of a major customer could impact revenue and earnings over several quarters. The segment's proportion of sales outside of North America was 51% in 2009, compared to 50% in 2008.

  Competition

        The businesses in which the segment operates are highly competitive. The rapid technological changes occurring in each of the markets in which the segment competes are expected to lead to the entry of many new competitors. Competitive factors in the market for the segment's products and systems include: technology offered; product and system performance; price; product features; quality; delivery and availability. We believe that we are competitively positioned because of our solid relationships with major communication system operators worldwide, our technology leadership and our new product development capabilities. Price is a major area of competition and often impacts margins for initial system bids, particularly in emerging markets. Time-to-market has also been an important competitive factor, especially for new systems and technologies.

        In our home business, we compete worldwide in the market for digital entertainment devices and cable and wireline infrastructure equipment for broadband networks. Our largest competitor is Cisco. Based on 2009 annual sales, we are the leading provider of digital cable and IPTV set-tops worldwide. Our digital entertainment devices and infrastructure equipment compete with products from a number of different companies, including: (i) those that develop and sell products that are distributed by direct broadcast satellite service providers through retail channels; (ii) those that develop, manufacture and sell products of their own design; and (iii) those that license technology from us or other competitors.

        Traditionally, cable service providers leased set-tops to their customers with an integrated conditional access content security system. In 2007, FCC regulations requiring the separation of security functionality from set-tops became effective. In meeting this requirement, we provide security modules to cable operators for use with both our own and third-party set-tops, as well as in consumer products designed to accept them. The initial implementation limited consumer products to broadcast-delivered channels including premium services. Several major cable operators are working to support full two-way security interface architecture that allows retail customers access to all programming available on the operator's network without the need for a set-top box. A few television and video device manufacturers have begun shipping or are developing such devices. If they achieve a meaningful volume of sales they could negatively impact our sales of set-tops to cable providers.

        We also compete worldwide in the market for broadband data and voice products. We believe that we are a leading provider of cable modems worldwide, competing with several consumer electronic companies and original design manufacturers worldwide. Our largest competitors for cable and telco broadband data and voice devices include Technicolor (formerly Thomson), Huawei and Arris.

        In the wireless networks market, there is widespread competition from numerous competitors, ranging from some of the world's largest diversified companies to foreign telecommunications equipment vendors to many small, specialized firms. Ericsson is the market leader, followed by the Nokia-Siemens joint venture, followed by Alcatel-Lucent, Huawei and Motorola, along with other vendors with similar market share. We believe we are a leading provider of WiMAX technologies.

        The segment's networks business is confronting several factors that could impact its business, including, continuing consolidation among competitor telecommunications equipment providers, consolidation among customers, the potential impact of global economic conditions, and vendor financing by competitors as customers continue to look to vendors as an additional source of financing.

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

        As required for competitive reasons, extended payment terms are provided to customers from time-to-time on a limited basis. The segment's payment terms are consistent with industry practice, as many of our contracts are awarded through a competitive bid process. When required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

  Regulatory Matters

        Many of our products are subject to regulation by the FCC in the United States and other communications regulatory agencies around the world. In addition, our customers, and their networks into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable and telecom operators, wireless operators and wireline operators to offer certain services, or the terms on which these operators offer the services and conduct their business, may have a material adverse effect on the segment's results. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the wireless communications industry may be affected by regulations impacting access to allocated spectrum for wireless communications users, especially in urban areas where the spectrum is heavily used.

        The FCC continues to examine ways to promote commercial availability of retail video CPE devices that can deliver Multichannel Video Programming Distributor (MVPD) content to consumers. While the FCC has not formally proposed any new regulatory mandates in this area, changes to the existing framework could impact our set-top box business.

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

        As more fully described under "Enterprise Mobility Solutions—Regulatory Matters," as television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. Certain segments of the spectrum that have historically been utilized for analog television have now been designated to support new commercial communications systems and, therefore, are expected to generate new business opportunities for Motorola in wireless and video technologies. In the U.S., the FCC conducted an auction of spectrum for the 700 MHz band reclaimed by the government in June 2009. License for this spectrum may be used for flexible fixed, mobile and broadcast applications. Although the auction winners will determine the best utilization of the acquired spectrum, both LTE and WiMAX are candidates for technology selection. In addition, a contiguous portion of this spectrum has generated interest for mobile TV applications.

  Backlog

        The segment's backlog was $2.1 billion at December 31, 2009, compared to $2.3 billion at December 31, 2008. The 2009 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue during 2010. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

        We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment's financial results. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. The protection of these licenses is also important to the segment's operations. For additional information relating to patents, trademarks and research and development activities with respect to this segment, see the discussion under "Other Information".

  Inventory, Raw Materials, Right of Return and Seasonality

        The segment's practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2009, the segment had lower inventory balances than at the end of 2008, primarily due to lower sales levels as well as manufacturing strategies to reduce inventory levels.

        Availability of materials and components required by the segment is relatively dependable, however, fluctuations in supply and market demand could cause selective shortages and affect results. We currently procure certain materials and components from single-source vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment's financial results.

        Natural gas, electricity, and, to a lesser extent, oil are the primary sources of energy required for our manufacturing operations. Each of these resources are currently in generally adequate supply for the segment's operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which steadily increased during 2009 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. However, difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect the segment's results.

        Generally, we do not permit customers to return products, other than under standard warranty provisions. The segment has not experienced seasonal buying patterns for its products.

  Our Facilities/Manufacturing

        The segment's headquarters are located in Horsham, Pennsylvania. Our other major facilities are located in: Arlington Heights, Illinois; San Diego, California; Taipei, Taiwan; Bangalore, India; Beijing, Hangzhou and Tianjin, China; and Reynosa, Mexico.

        A portion of the segment's manufacturing is done by a small number of non-affiliated electronics manufacturing suppliers and original design manufacturers, primarily in Asia. The segment relies on these third-party manufacturers in order to enhance its ability to lower costs and/or deliver products that meet consumer demands.

Enterprise Mobility Solutions Segment

        The Enterprise Mobility Solutions segment ("Enterprise Mobility Solutions" or the "segment") designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market"). In 2009, the segment's net sales represented 32% of the Company's consolidated net sales.

  Principal Products and Services

        We are the world's leading provider of advanced mission-critical and commercial enterprise mobility networks, services, applications and devices. We offer an extensive portfolio of standard products and services that meet evolving public safety and security needs, including products based on both TETRA (terrestrial trunked radio) and APCO 25 (Association for Public Safety Communications Officials) standards. The segment also provides products and systems for the advanced exchange of information at the point of business activity. Our products include two-way radio systems and devices, mobile computing products, advanced data capture products including barcode scanners and imagers, radio frequency identification ("RFID") infrastructure, software management, security tools and wireless infrastructure.

        Our products and services are sold stand-alone or as an integrated solution through Motorola's direct sales force and through independent and authorized distributors, dealers and value-added resellers, independent software vendors, original equipment manufacturers and service operators. Distributors and value-added resellers may provide a service or add components in order to resell our product to end users. Our segment provides systems engineering, installation and other technical and systems management services to meet our customers' particular needs. The customer may also choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of the segment's authorized service centers or from other non-Motorola service centers.

  Our Industry

        We compete in the mobile segment of the communications industry, providing wireless products and services to government, public safety and enterprise customers.

        For customers within our government and public safety market, interoperability and natural disaster preparedness continue to be important issues worldwide. Our extensive portfolio of products includes integration services, equipment and support packages for both of the major standards-based private network technologies, APCO 25 and TETRA, as well as wireless broadband applications. In 2010 and beyond, as new and better spectrum utilization evolves, we expect to see more demand and greater potential for broadband solutions and data applications, such as video surveillance and other data-based products. While mission-critical communications and homeland security remain high priorities for our customers, we have seen reduced spending in a number of industries within the government and public safety market, due to the difficult global economic conditions. We expect this spending reduction to continue in 2010.

        We believe that long-term growth opportunities exist within our commercial enterprise market as the global workforce continues to become more mobile and the industries and markets that purchase our products continue to expand. Our product and service portfolios within the commercial enterprise market include: mobile computing products, enterprise wireless infrastructure, bar code scanning, RFID products, and mobile network management platforms. Organizations looking to increase productivity and derive benefits from mobilizing their applications and workforces are driving adoption in these markets.

  Our Strategy

        The segment's strategy is to maintain our global leadership positions in the markets we serve through the continued delivery of mobile products, services and systems that meet our customers' demand for real-time information everywhere.

        Our strategy for our government and public safety market is to enable customers to focus on their missions, not the technology. This is accomplished by providing technology that is "second nature", including: mission-critical systems, seamless connectivity through highly reliable voice and data networks, and a suite of advanced applications that provide real-time information to end users. Key objectives in maintaining our leadership position include: (i) continuing investment in our analog radio portfolio while leading the ongoing migration to digital products; (ii) leveraging our wireless broadband portfolio to drive growth and enter new markets; (iii) managing the potential public/private convergence of 700MHz public safety systems in the U.S. and digital dividend spectrum worldwide; and (iv) continuing to lead the market in APCO 25 and TETRA standards-based voice and data networking systems around the world. We continue to actively manage our portfolio, investing to expand into attractive, complementary markets, and divesting non-strategic businesses.

        Our strategy for customers in our commercial enterprise market is to deliver products and services that empower the mobile workforce and transform the enterprise by increasing productivity, driving cost effectiveness, and promoting faster execution of critical business processes. Our solutions architecture focuses on three areas: (i) a portfolio of devices and applications that provide real-time information at the point of business activity; (ii) enterprise wireless networks that deliver seamless connectivity inside and outside the four walls of an enterprise; and (iii) a broad portfolio of management, security and mobility tools, products and applications that transform the enterprise by empowering users closest to the point of business impact to make decisions.

  Customers

        Our sales model emphasizes both direct sales by our in-house sales force and indirect sales through our channel of value-added resellers and distributors. We believe this dual sales approach allows us to meet customer needs effectively, build strong, lasting relationships and broaden our penetration across various markets. Resellers and distributors each have their own sales organizations which complement and extend our sales organization. With deep expertise about specific customers' operations, resellers are very effective in promoting sales of the Company's products. Our independent software vendor and value-added resale channels offer customized applications that meet specific needs in each market segment we serve.

        Our largest customer is the U.S. Government (through its various branches and agencies, including the armed services), which represented approximately 8% of the segment's net sales in 2009. The loss of this customer could have a material adverse effect on the segment's revenue and earnings over several quarters, because some of our contracts with the U.S. Government are long-term. Net sales to customers in North America represented 58% of the segment's net sales in 2009.

        A majority of our sales are made directly by our in-house sales force, and the remainder of our sales are made through global resellers and distributors. While many industries we serve have shown little to no growth, or may have even contracted, during 2009, there remains a large number of businesses and consumers globally who have yet to experience the benefits of converged wireless communications, mobility and the Internet. As the worldwide economies, financial markets and business conditions improve, the Company will have new opportunities to extend our brand, to market our products and services and to pursue profitable growth.

  Competition

        The markets in which we operate are highly competitive. Continued evolution in our industry and technological migration is opening up the market to increased competition. Key competitive factors include: technology offered; price; availability of vendor financing; product and system performance; product features, quality, availability and warranty; the quality and availability of service; company reputation; relationship with key customers; and time-to-market. We believe we are uniquely positioned in the industry due to our strong customer relationships, our technological leadership and capabilities and our comprehensive range of offerings.

        We experience widespread competition from a growing number of new and existing competitors, including: large system integrators, manufacturers of mobile computing devices and manufacturers of products in bar code reading equipment and wireless networks. The segment provides communications and information systems compliant with both APCO 25 and TETRA industry digital standards. Major competitors include: Harris, EADS, Kenwood, EF Johnson, Intermec, Honeywell and Cisco.

        Large system integrators are seeking to move further into the federal government market. The Company and competitors in this segment may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements. Where favorable to the Company, we may partner with large system integrators to make available our portfolio of advanced mission-critical services, applications and devices.

        Several other competitive factors may have an impact on our segment, including: the consolidation among telecommunications equipment providers; evolving developments in the 700 MHz band; increasing encroachment by broadband and IP solution providers; and new low-tier entrants. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, handheld devices and telephonic and other communication devices may have the technical potential to compete with our business. As demand for fully-integrated voice, data, and broadband systems continues, the segment may face additional competition from public telecommunications carriers.

  Payment Terms

        Payment terms vary worldwide, depending on the arrangement. Generally, contract payment terms range from 30 to 45 days from the invoice date within North America and are typically limited to 90 days in regions outside of North America. A portion of the contracts within our government and public safety market include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestone.

        We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

  Regulatory Matters

        The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by governmental agencies throughout the world. In the U.S., the FCC and the National Telecommunications and Information Administration ("NTIA") regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union ("ITU"). Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC, NTIA or regulatory agencies in other countries from time to time. The availability of additional radio spectrum may provide new business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.

        The segment manufactures and markets products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or handheld units. Our products operate both on licensed and unlicensed spectrum. In addition, new spectrum bands and modified regulations provide possible opportunities for new business.

        As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations ceased operation in the broadcast television spectrum on June 12, 2009. As a result of this transition, 108 MHz of spectrum historically used for broadcast television is being redeveloped and deployed for new uses (the so-called "digital dividend" spectrum), including broadband and narrowband wireless communications. This spectrum can provide new opportunities for Motorola and for our competitors. Under rules adopted by the FCC, this portion of the spectrum (the 700 MHz band) will support new commercial and public safety communications systems. Licenses for the majority of this spectrum have already been issued. Prior to the end of the transition from analog to digital television on June 12, 2009, over 40 public safety customers were already implementing narrowband 700 MHz systems in areas where television incumbency was not an issue. Additional agencies are planning for deployment of systems now that broadcast television is cleared from the 700 MHz band. The FCC is also making provisions for a 700 MHz band nationwide public safety broadband network that may be built over the next 10-15 years. Public safety organizations have endorsed the use of Long Term Evolution (LTE) technology, a technology in which Motorola is investing, for this broadband network. Canada also released a consultation requesting industry input on making additional spectrum available for public safety use in the 700 MHz band and decisions are expected to be released during 2010.

        In addition to reallocating TV spectrum at 700 MHz for public safety and commercial use, in April 2009 the FCC initiated an inquiry on developing a national broadband plan. The FCC indicated that this inquiry's focus is "to enable the build-out and utilization of high-speed broadband infrastructure." Over the remainder of 2009, the FCC released a series of requests for input regarding various aspects of broadband across multiple markets including healthcare, education, public safety and consumers. The FCC is required to provide a report to Congress on its findings during 2010. In addition, Congress passed the American Recovery and Reinvestment Act (ARRA) which includes federal funding for broadband deployment and Smart Grid deployment. These initiatives to increase the availability of broadband and to support Smart Grid deployment may provide new business opportunities.

        Internationally, the ITU World Radio Conference held in Geneva in November 2007 identified spectrum that could be made available as part of a "digital dividend" as television transitions from analog to digital technology globally. Countries around the world are studying the potential size, timing and use of this potentially available spectrum. During 2009, the European Commission issued a mandate to the pan-European regulatory body CEPT asking for the best way to utilize the digital dividend spectrum, which in Europe is located at 790 - 862 MHz. The CEPT provided a preferred bandplan for this digital dividend spectrum. The European Commission is now preparing a spectrum decision expected to be offered to the European Parliament for adoption. If adopted, the decision would be legally binding on the 27 member states of the European Union, providing a harmonized plan in that area and potential opportunities for new commercial mobile broadband services and equipment sales going forward. A number of other countries around the world have also indicated their intention to pursue the availability of digital dividend spectrum.

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

  Backlog

        The segment's backlog was $2.4 billion at both December 31, 2009 and December 31, 2008. The 2009 order backlog is believed to be generally firm and approximately 75% of that amount is expected to be recognized as revenue during 2010. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

  Intellectual Property Matters

        Patent protection is extremely important to the segment's operations. The segment has an extensive U.S. and international portfolio of patents relating to its products, systems, technologies and manufacturing processes, including recent research developments in scanning, information collection, mission critical two-way radio communication, network communications and network management. We have also filed additional patent applications in the U.S. Patent and Trademark Office, as well as in foreign patent offices.

        The segment licenses some of its patents to third parties and this revenue is not significant. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

        We actively participate in the development of open standards for interoperable, mission-critical digital two-way radio systems. We have published our technology and licensed patents to signatories of the industry's two primary memorandums of understanding defined by the Telecommunications Industry Association ("TIA"), Project 25, European Telecommunications Standards Institute ("ETSI"), and TETRA.

        Notwithstanding the expiration of certain patents and the resulting potential for increased competition for some of our products in the future, we believe that our extensive patent portfolio will continue to provide us with a competitive advantage. Furthermore, we believe we are not dependent upon a single patent or a few patents. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, the segment continues to litigate against competitors to enforce its intellectual property rights in certain technologies and is currently involved in several such lawsuits. For additional information relating to patents, trademarks and research and development activities with respect to this segment, see the discussion under "Other Information".

  Inventory, Raw Materials, Right of Return and Seasonality

        The segment's practice is to carry reasonable amounts of inventory to meet customers' delivery requirements in a manner consistent with industry standards. The segment provides custom products which require the stocking of inventories and large varieties of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers' product life cycles are shorter than the segment's, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle. At the end of 2009, the segment had a lower inventory balance than at the end of 2008, as the Company implemented several initiatives to efficiently utilize its on-hand inventory.

        Availability of materials and components required by the segment is relatively dependable, however, fluctuations in supply and market demand could cause selective shortages and affect results. We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the ongoing global financial crisis, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment's financial results.

        Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources are currently in adequate supply for the segment's operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which steadily increased during 2009 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. However, difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect the segment's results.

        Generally, the segment's contracts do not include a right of return, other than for standard warranty provisions. For new product introductions, we may enter into milestone contracts providing that the product could be returned if we do not achieve the milestones. Due to buying patterns in the markets we serve, sales tend to be somewhat higher in the fourth quarter.

  Our Facilities/Manufacturing

        The segment's primary offices are located in Schaumburg, Illinois and Holtsville, New York. Our other major facilities are located in: Penang, Malaysia; Reynosa, Mexico; Krakow, Poland; Berlin, Germany; and Arad, Israel. A portion of the segment's manufacturing is done by a small number of non-affiliated electronics manufacturing suppliers and distribution and logistics services providers. The segment relies on these third-party providers in order to enhance its ability to lower costs and deliver products that meet consumer demands.

Other Information

        Financial Information About Segments.     The response to this section of Item 1 incorporates by reference Note 12, "Information by Segment and Geographic Region," of Part II, Item 8: Financial Statements and Supplementary Data of this document.

        Customers.     Motorola has several large customers, the loss of one or more of which could have a material adverse effect on the Company. In 2009, aggregate net sales to the Company's five largest customers represented approximately 29% of the Company's sales. During 2009, approximately 11% of net sales were to one customer, Verizon Communications Inc. (including Verizon Wireless).

        Approximately 2% of Motorola's net sales in 2009 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

        Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, reviews aspects of its government contracting operations, and, where appropriate, takes corrective actions and makes voluntary disclosures to the U.S. Government. These audits and investigations could adversely affect Motorola's ability to obtain new business from the U.S. Government.

        Backlog.     Motorola's aggregate backlog position for all Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2009	$4.9 billion
December 31, 2008	$5.0 billion

        Except as previously discussed in this Item 1, the orders supporting the 2009 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 90% of the backlog on hand at December 31, 2009 is expected to be recognized as revenue in 2010. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

        Research and Development.     Motorola's business segments participate in very competitive industries with constant changes in technology. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development ("R&D") programs for the development of new products, and on its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's business segments on a regular basis. Management believes, looking forward, that Motorola's commitment to R&D programs should allow each of its segments to remain competitive.

        R&D expenditures relating to new product development or product improvement were $3.2 billion in 2009, compared to $4.1 billion in 2008 and $4.4 billion in 2007. R&D expenditures decreased 23% in 2009 as compared to 2008, after decreasing 7% in 2008 as compared to 2007. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. As of December 31, 2009, approximately 22,000 professional employees were engaged in such R&D activities.

        Patents and Trademarks.     Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2009, Motorola and its wholly owned subsidiaries owned approximately 9,992 utility and design patents in the U.S. and 13,027 patents in foreign countries. These foreign patents are mostly counterparts of Motorola's U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2009, Motorola, Inc. and its wholly owned subsidiaries were granted 587 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

        Motorola has a large portfolio of trademarks, owned in various countries around the world. These marks are valuable corporate assets. Motorola's increasing focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection.

        Environmental Quality.     During 2009, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Motorola.

        Employees.     At December 31, 2009, there were approximately 53,000 employees of Motorola and its subsidiaries, compared to 64,000 employees of Motorola and its subsidiaries at December 31, 2008.

        Financial Information About Geographic Areas.     The response to this section of Item 1 incorporates by reference Note 11, "Commitments and Contingencies" and Note 12, "Information by Segment and Geographic Region" of Part II, Item 8: Financial Statements and Supplementary Data of this document, the "Results of Operations—2009 Compared to 2008" and "Results of Operations—2008 Compared to 2007" sections of Part II, "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item A: Risk Factors" of this document.

  Available Information

        We make available free of charge through our website, www.motorola.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 ("Exchange Act") and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Our reports are also available free of charge on the SEC's website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

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

  •
  Compensation and Leadership Committee Charter

  •
  Governance and Nominating Committee Charter

        All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com. Our Annual Report on Form 10-K and Definitive Proxy Statement may also be requested in hardcopy by clicking on "Printed Materials" at www.motorola.com/investor. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A: Risk Factors

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

Our strategy to separate our businesses into two publicly-traded companies may have a negative impact on our business operations, operating results and assets.

        In March 2008, the Company announced a strategy to separate into two publicly-traded companies. In February 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of this separation. There are various uncertainties and risks relating to this proposed separation that could have, and in some cases have had, a negative impact on our business operations, operating results or assets, including: (i) the distraction of management and disruption of operations; (ii) perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees; (iii) perceived uncertainties as to our future direction may have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities; (iv) the process of completing the separation may be time consuming and expensive and may result in the loss of business opportunities; and (v) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

The uncertainty of current economic and political conditions makes budgeting and forecasting very difficult and may reduce demand for our products.

        Current conditions in the domestic and world economies remain very uncertain. The global financial crisis, U.S. unemployment levels and ongoing political conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. As a result, it is difficult to estimate changes in various parts of the world economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.

        We have manufacturing operations and engineering resources in Israel that could be disrupted as a result of hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by hostilities in this region.

        The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts and public health issues has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.

We face a number of risks related to the financial crisis and severe tightening in the global credit markets that began in late 2008 and continued throughout 2009.

        The global financial crisis that affected the banking system and financial markets during late 2008 and throughout 2009 resulted in a severe tightening in the worldwide credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. This financial crisis has impacted, and could continue to impact, Motorola's business in a number of ways, including:

  •
  Potential Deferment or Cancellation of Purchases and Orders by Customers:  Uncertainty about current and future global economic conditions may cause, and in some cases has caused, consumers, businesses and governments to defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. If future demand for our products declines due to global economic conditions, it will negatively impact our financial results.

  •
  Customers' Inability to Obtain Financing to Make Purchases from Motorola and/or Maintain Their Business:  Some of our customers require substantial financing in order to fund their operations and make purchases from Motorola. The inability of these customers to obtain sufficient credit to finance purchases of our products and/or meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.

  •
  Increased Requests by Customers for Vendor Financing by Motorola:  Certain of the Company's customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases. In response to limited availability of financing from banks and other lenders, these types of requests have increased in volume and scope. Motorola has increased its commitments to provide financing in light of these requests and a continuation of the current tightening in the credit markets could force Motorola to choose between further increasing its level of vendor financing or potentially losing sales to these customers.

  •
  Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers:  A number of our businesses make sales in certain regions through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that resulted from the financial crisis. If credit pressures or other financial difficulties result in insolvency for important third parties and Motorola is unable to successfully transition end-customers to purchase our products from other third parties or from us directly, it may cause, and in some cases has caused, a negative impact our financial results.

  •
  Negative Impact from Increased Financial Pressures on Key Suppliers:  Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of global economic conditions, it could result in a reduction or interruption in supplies or an increase in the price of supplies and negatively impact our financial results. In addition, credit constraints at key suppliers have resulted in accelerated payment of accounts payable by Motorola, impacting our cash flow. If this trend continues, it will negatively impact our cash flow.

  •
  Increased Risk of Losses or Impairment Charges Related to Debt Securities and Equity and Other Investments Held by Motorola:  The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments, including those held in the Sigma Fund, will differ significantly from the fair values currently assigned to them.

    Also, many of the Company's equity investments are in early-stage technology companies and, therefore, may be particularly subject to substantial price volatility and heightened risk from the tightening in the credit markets.

  •
  Increased Risk of Financial Counterparty Failures Could Negatively Impact our Financial Position:  The Company uses derivative financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these derivative financial instruments. In order to minimize this risk, the contracts are distributed among several leading financial institutions, all of whom presently have investment grade credit ratings. Although the Company has not experienced and does not anticipate nonperformance by its counterparties, in light of the ongoing threats to financial institutions from global economic conditions, there can be no assurance of performance by the counterparties to these financial instruments.

  •
  Returns on Pension and Retirement Plan Assets and Interest Rate Changes Could Affect Our Earnings in Future Periods:  The funding position of our pension plans is impacted by the performance of the financial markets, particularly the equity markets, and the discount rates used to calculate our pension obligations for funding and expense purposes. Although there was some recovery in value during 2009, significant declines in the financial markets in 2008 negatively impacted the value of the assets in the Company's pension plans. In addition, lower bond yields may reduce our discount rates resulting in increased pension contributions and expense.

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

  •
  Impact on Ability to Sell Receivables:  The Company sells accounts receivable and long-term receivables to third parties. Sales are made both on a one-time, non-recourse basis and under committed facilities that involve contractual commitments from third parties to purchase qualifying receivables up to monetary limits. These sales of receivables provide the Company the ability to accelerate cash flow when it is prudent to do so. The ability to sell (or "factor") receivables, particularly under committed facilities, is often subject to the credit quality of the obligor and the Company's ability to obtain sufficient levels of credit insurance from independent insurance companies. The volume of accounts receivable sold in 2009 was significantly lower than in prior years, driven by both lower net sales and the Company's strategic decision to reduce accounts receivable sales. In addition, the availability of committed facilities to sell accounts receivable decreased due to the global financial crisis and related tightening in the credit markets. Although the Company is not currently capacity constrained in its ability to sell receivables, it could be limited in its ability to sell receivables in the future, particularly if the creditworthiness of our customers declines.

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

We face a number of risks because the Company's long-term debt rating is rated non-investment grade by one credit rating agency resulting in the Company being a "split rated credit" and because our short-term debt is rated of F-3/P-3:

        Standard and Poor's rates the Company's long-term debt as BB+ (one level below investment grade). Fitch Ratings and Moody's Investor Service each rate the Company's (i) long-term debt as BBB-/Baa3 (the lowest rating for investment grade debt) and (ii) short-term debt as F-3/P-3. Since the Company has a non-investment grade rating from one rating agency, it is referred to as a "split rated credit". As a "split rated credit", the Company's business could be impacted in a number of ways including:

  •
  Our access to the long-term debt market is more limited:  Our ability to issue long-term debt may be more limited and the market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. Although there has been some improvement in the capital markets in the second half of 2009, as a split rated credit, it may be more difficult for us to quickly issue long-term debt and any debt issued is likely to be more costly. These factors may impact our operating and financial flexibility.

  •
  Our ability to provide performance bonds, bid bonds, standby letters of credit and surety bonds could be limited:  Commercial contracts with Motorola's customers often require performance bonds, bid bonds, standby letters of credit and surety bonds (collectively, referred to as "Performance Bonds") to be issued on behalf of the Company by banks and insurance companies. As a split rated credit, issuers of these Performance Bonds may be less likely to provide Performance Bonds on the Company's behalf in the future, unless the Company provides collateral, and the costs for issuance may be higher. These limitations on issuance may apply to the renewal and extension of existing Performance Bonds, as well as the issuance of new Performance Bonds. Such collateral requirements could result in less liquidity for other operational needs.

  •
  Our ability to hedge foreign exchange risk could be limited:  Counterparties may be unwilling to provide trading and derivative lines for the Company without cash collateral. This would limit our ability to reduce volatility in earnings and cash flow. Should cash collateral be provided, less liquidity would be available for operational needs and financial flexibility would be reduced.

  •
  Our ability to fund our foreign affiliates could be limited:  The Company relies on uncommitted lines of credit from banks to provide daylight overdraft, short-term loans and other sources of liquidity for foreign affiliates. As a split rated credit, lenders may be unwilling to provide credit to our foreign affiliates. This could result in the Company using U.S. cash to make loans to these affiliates or provide permanent equity where loans are not possible. If this occurs, less liquidity would be available for other operational needs and financial flexibility would be reduced.

  •
  Trade terms with suppliers could become less favorable:  Given the Company's split rating, suppliers may require letters of credit, cash collateral or other forms of security as part of standard payment conditions. Such requests could result in reduced liquidity and less leverage in pricing negotiations.

20
  •
  Our ability to sell receivables could be impacted:  The conditions placed on us by the parties that we sell our receivables to may become more stringent. If we are unable, or choose not to, meet these new conditions, our ability to sell the receivables will be negatively impacted. Although in 2009 Motorola made a strategic decision to reduce accounts receivable sales and, therefore, has not been capacity constrained in receivable sales, if the Company elects to return to historic levels of receivable sales its ability to do so may be limited.

  •
  Our access to short-term borrowing in the commercial paper market is very limited:  While the Company has not issued commercial paper since 2007 and does currently view the commercial paper markets as a source of liquidity, if the Company needs access to very short-term borrowing, it may no longer be able to access the unsecured commercial paper market because of its F-3/P-3 short-term ratings. Other sources of short-term borrowing may be more limited, if available at all, and will have higher cost to borrow than the commercial paper market.

The Company's ability to borrow funds under its credit agreement could be constrained by the level of eligible domestic receivables and inventory.

        As amended in June 2009, availability under the Company's existing domestic syndicated revolving credit facility is the lesser of: (i) $1.5 billion, or (ii) an amount determined based on eligible domestic accounts receivable and inventory. If the value of eligible accounts receivable and inventory were to decrease, the amount available under the facility would decrease.

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

        Our results are subject to risks related to our significant investment in developing and introducing new products, such as: advanced wireless handsets, including smartphones; WiMAX, LTE and other advanced technologies for wireless broadband networks; products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; integrated digital radios; and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval of, and compliance with industry standards; (iv) the significant amount of resources we must devote to the development of new technologies; and (v) the ability to differentiate our products and compete with other companies in the same markets.

We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, may expose us to additional production risk and have a negative impact on our sales, profitability and ability to attract and retain employees.

        We have been reducing costs and simplifying our product portfolios in all of our businesses, with sizable reductions in our Mobile Devices business. We have discontinued product lines, exited businesses, consolidated manufacturing operations, increased manufacturing with third parties, reduced our employee population and changed our compensation and benefit programs.

        The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors, including, but not limited to: (i) our ability to successfully complete these ongoing efforts; (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside the United States, particularly in Europe and Asia; (iv) decline in employee morale and the potential inability to meet operational targets due to the loss of employees; (v) our ability to retain or recruit key employees, particularly as a result of the suspension of the Company's 401(k) contributions to employee accounts, the permanent freeze of all future benefit accruals under U.S. pension plans and the elimination of merit increase programs in the U.S. and many other markets; (vi) the adequacy of our manufacturing capacity, including capacity provided by third parties; and (vii) the performance of other parties under contract manufacturing arrangements on which we rely for the manufacture of certain products, parts and components.

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

The demand for our products depends, in part, on the continued growth of the industries in which we participate. A market decline in any one of these industries could have a negative impact on our business.

        The growth rate in the portions of the telecommunications industry in which we participate is critical to our ability to improve our overall financial performance and we could be negatively impacted by a slowdown. Our business was very negatively impacted by the continuing economic slowdown and the corresponding reduction in capital spending by the telecommunications industry in 2008 and 2009.

Our customers and suppliers are located throughout the world and, as a result, we face risks that other companies that are not global may not face.

        Our customers and suppliers are located throughout the world and more than half of our net sales are made to customers outside the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S. and more than half of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and most of our products are manufactured outside the U.S.

        As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (i) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in repatriating cash generated or held abroad in a tax-efficient manner; (v) currency fluctuations, particularly in the Chinese renminbi, Euro, Brazilian real, Taiwan dollar, Japanese yen and Korean won; (vi) foreign exchange regulations, which may limit the Company's ability to convert or repatriate foreign currency; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting IP in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters; (xiii) public health issues or outbreaks; (xiv) changes in laws or regulations that negatively impact benefits being received by the Company; and (xv) the impact of each of the foregoing on our outsourcing and procurement arrangements and (xvi) litigation in foreign court systems and foreign administrative proceedings.

        Many of our products that are manufactured outside the U.S. are manufactured in Asia (primarily China) and Latin America (primarily Mexico and Brazil). If manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, the legal system in China is still developing and this and other legal systems around the world are subject to change. Accordingly, our operations and orders for products in China could be negatively impacted by changes to, or interpretation of, Chinese law.

        We also have presence in emerging markets such as Brazil, India and Russia. We face additional challenges in emerging markets, including creating demand for our products and the negative impact of changes in the laws, or the interpretation of the laws, in those countries.

        We also are subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. While we have polices and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-bribery policy and procedures may be violated by third party sales representatives or other agents that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

Changes in our operations or sales outside the U.S. markets could result in lost benefits in impacted countries and increase our cost of doing business.

        The Company has entered into various agreements with non-U.S. governments, agencies or similar organizations under which the Company receives certain benefits relating to its operations and/or sales in the jurisdiction. If the Company's circumstances change and operations or sales are not at levels originally anticipated, the Company may be at risk of losing some or all of these benefits and increasing our cost of doing business.

We may not generate sufficient future taxable income, which may require additional deferred tax asset valuation allowances.

        If the Company is unable to generate sufficient future taxable income in the U.S. and certain other jurisdictions, or if there are significant changes in tax laws or in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its effective tax rate and a negative impact on future operating results.

If the quality of our products does not meet our customers' expectations, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

        Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, distributors or end-users, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on Motorola for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

        In some cases, if the quality issue affects the product's safety or regulatory compliance, then such a "defective" product may need to be recalled. Depending on the nature of the defect and the number of products in the field, it could cause the Company to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders and the damage to the Company's goodwill or brand reputation. In addition, the Company may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies could also result in fines and additional costs. Finally, recalls could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

If the volume of our sales decrease or do not reach projected targets, we could face increased materials and manufacturing costs that may make our products less competitive.

        We have negotiated favorable pricing terms with many of our suppliers, some of which have volume-based pricing. In the case of volume-based pricing arrangements, we may experience higher than anticipated costs if current volume-based purchase projections are not met. Some contracts have minimum purchase commitments and we may incur large financial penalties if these commitments are not met. We also may have unused production capacity if our current volume projections are not met, increasing our production cost per unit. In the future, as we establish new pricing terms, our volume demand could negatively impact future pricing from suppliers. All of these outcomes may result in our products being more costly to manufacture and less competitive.

Industry convergence between telecom, data and media presents opportunities for our business, but also presents risks.

        We are affected by market conditions within the telecommunications, cable and broadband industries. We are also affected by the convergence of the telecom, data and media industries, which is largely driven by technological development related to IP-based communications. This change impacts our addressable market, competition and our objective setting and strategies, as well as the need to consider risks to achieve our set objectives. Should we not succeed in understanding the market development or acquiring the necessary competence to develop and market products and solutions that are competitive in this changing market, our business would be negatively impacted.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers.

        Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We have experienced shortages in the past that have negatively impacted our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a negative impact on our businesses.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could impact our financial results.

        We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have a negative impact on future operating results.

Many of our components and products are designed or manufactured by third parties and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a negative impact on our business.

        We rely on third-party suppliers for many of the components used in our products and we rely on third-party manufacturers to manufacture many of our assemblies and finished products. If we are not able to engage such manufacturers with the capabilities or capacities required by our business, or if such third parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third parties, it could have a negative impact on our business.

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

We may be required to record additional goodwill or other long-lived asset impairment charges, which could result in an additional significant charge to earnings.

        Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in the Company's stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. No goodwill or long-lived assets impairment charges were recorded during 2009. During 2008, the Company recorded goodwill impairment charges of $1.6 billion and intangible asset impairment charges of $136 million. The goodwill impairment charges resulted from lower asset values in the overall market and the impact of the macroenvironment on the Company's near-term forecasts. The intangible asset impairments resulted from a change in a technology platform strategy. Further declines in the Company's stock price or reductions in the Company's future cash flow estimates and future operating results may require the Company to record significant additional goodwill or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.

Failure of our suppliers to use acceptable ethical business practices could negatively impact our business.

        It is our policy to require our suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our inventory and expose us to financial obligations to a third party. Any of these events could have a negative impact on our sales and results of operations.

Our success is dependent, in part, upon our ability to form successful strategic alliances. If these arrangements do not develop as expected, our business may be negatively impacted.

        We currently partner with industry leaders to meet customer product and service requirements and to develop innovative advances in design and technology. Some of our partnerships allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. Other partnerships allow us to offer more services and features to our customers. If such arrangements do not develop as expected, our business could be negatively impacted.

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

        Our business will be harmed if: (i) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, (ii) the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses due to infringement of third-party intellectual property rights by supplier products, (iii) we are required to provide broad intellectual property indemnities to our customers, (iv) our intellectual property protection is inadequate to protect our proprietary rights, or (v) our competitors negotiate significantly more favorable terms for licensed intellectual property. We may be harmed if we are forced to make publicly available, under the relevant open-source licenses, certain internally developed software-related intellectual property as a result of either our use of open-source software code or the use of third-party software that contains open-source code.

        Because our products are comprised of complex technology, much of which we acquire from suppliers through the purchase of components or licensing of software, we are often involved in or impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. These assertions against Motorola, and its customers and suppliers have been increasing as the complexity of our products have increased. Many of these assertions are brought by non-practicing entities whose principle business model is to secure patent licensing-based revenue from product manufacturing companies. The patentees often make broad and sweeping claims regarding the applicability of their patents to Motorola products, seeking a percentage of sales as licenses fees, seeking injunctions to pressure Motorola into taking a license, or a combination thereof. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on Motorola's financial results. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.

        We attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement of third-party intellectual property rights. However, there is no assurance that we will be successful in our negotiations or that a supplier's indemnity will cover all damages and losses suffered by Motorola and our customers due to the infringing products or that a supplier may choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, Motorola may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that may negatively impact Motorola's sales if a court enters an injunction that enjoins the supplier's products or if the International Trade Commission issues an exclusionary order that blocks Motorola products from importation into the U.S.

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

        Our patent and other intellectual property rights are important competitive tools and may generate income under license agreements. We regard our intellectual property as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to obtain and use our proprietary information or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our business.

        As we expand our business, including through acquisitions, and compete with new competitors in new markets, the breadth and strength of our intellectual property portfolio in those new areas may not be as developed as in our longer-standing businesses. This may expose us to a heightened risk of litigation and other challenges from competitors in these new markets. Further, competitors may be able to negotiate significantly more favorable terms for licensed intellectual property than we are able to, which puts them at a competitive advantage.

Our future financial results may be negatively impacted if we are not successful in licensing our intellectual property.

        As part of the business strategy of some of our business segments, primarily our Mobile Devices business, we generate revenue through the licensing of intellectual property rights. The licensed rights include those that are essential to telecommunications standards, such as the GSM, 3G and 4G standards. Previously agreed-upon terms of some of our long-standing license agreements have reduced our royalty revenue over the past several years and are likely to continue to reduce that revenue. Uncertainty in the legal environment makes it difficult to assure that we will be able to enter into new license agreements that will be sufficient to offset that reduction in our revenue.

Copyright levies in numerous countries for the sale of products may negatively impact our business.

        Motorola faces the possibility of substantial copyright levies from collecting societies in numerous countries for the sale of products that might be used for the private copying of copyright protected works such as mobile phones, memory cards and set top boxes. The collecting societies argue that such levies should apply to such products because they include audio/video recording functionality, such as an MP3 player or DVR or storage capability, despite the fact that such products are not primarily intended to act as a recording device. As of this date, to our knowledge, no copyright levies have been paid to any collecting societies anywhere by any manufacturer. Motorola is currently working with other major mobile communications companies to challenge the applicability of these levies to mobile phones, and is also engaged in aggressive lobbying efforts against the levies in general at the European Union level. However, if these levies are imposed, our financial results will be negatively impacted.

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

        We also have invested in numerous privately-held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of the value of our investments in these companies, and in some cases have.

        The Sigma Fund holds U.S. Dollar-denominated debt obligations which include, among other securities, corporate bonds and asset- and mortgage-backed securities. The fair value of these holdings may experience further declines due to widening credit spreads in several debt market segments or if the underlying debtors should default on their obligations. Such events could result in additional losses in the Sigma Fund investments.

It may be difficult for us to recruit and retain the types of engineers and other highly-skilled employees that are necessary to remain competitive.

        Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel. We may have more difficulty attracting or retaining highly-skilled personnel during periods of poor operating performance. For example, in response to the Company's performance in the last several years, we have temporarily suspended the Company's 401(k) contributions to employee accounts, permanently froze all future benefit accruals under U.S. pension plans and temporarily suspended merit increase programs in the U.S. and many other markets.

Our success depends in part upon our ability to attract, retain and prepare succession plans for senior management and key employees.

        The performance of our Co-CEOs, senior management and other key employees is critical to our success. If we are unable to retain talented, highly qualified senior management and other key employees or attract them when needed, it could negatively impact the Company. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the technology industry is intense. A loss of a Co-CEO, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage, Further, if we fail to adequately plan for the succession of our Co-CEOs, senior management and other key employees, the Company could be negatively impacted.

The unfavorable outcome of any pending or future litigation or administrative action could negatively impact the Company.

        Our financial results could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act and other anti-bribery laws. See "Item 3—Legal Proceedings." There can be no assurances as to the favorable outcome of any litigation. In addition, it can be very costly to defend litigation and these costs could negatively impact our financial results.

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

        Our operations and the products we manufacture and/or sell are subject to a wide range of global laws. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, and generally impact our financial performance. Some of these laws relate to the use, disposal, clean up of, and exposure to hazardous substances. In the United States, laws often require parties to fund remedial studies or actions regardless of fault. Motorola continues to incur disposal costs and has ongoing remediation obligations. Changes to U.S. environmental laws or our discovery of additional obligations under these laws could have a negative impact on Motorola.

        Over the last several years, laws focused on: the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries have expanded significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, sound levels of music playing devices, the transportation of lithium-ion batteries and other aspects are also proliferating.

        These laws impact our products and make it more expensive to manufacture and sell products. It may also be difficult to comply with the laws in a timely way and we may not have compliant products available in the quantities requested by our customers, thereby impacting our sales and profitability. We expect these trends to continue. In addition, we anticipate increased demand to meet voluntary criteria related to reduction or elimination of certain hazardous constituents from products, increasing energy efficiency, and providing additional accessibility.

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

Changes in government policies and laws or economic conditions may negatively impact our financial results.

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

        In addition, the laws and regulations that impact access to, content on or commerce conducted on the Internet are still evolving. We could be negatively impacted by any such regulation in any country where we operate, including under the new presidential administration in the U.S. The adoption of such measures could decrease demand for our products and at the same time increase the cost of selling such products.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our operations, sales and operating results.

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

        Our share price has been volatile due, in part, to generally volatile securities markets, and the volatility in the telecommunications and technology companies' securities markets in particular. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, spending plans of our customers, and the level of perceived growth in the industries in which we participate.

In our Mobile Devices business specifically:

We have had substantial operating losses in each of the last three years and may continue to incur losses as we continue to reposition our Mobile Devices business.

        In each of the last three years, Motorola had substantial operating losses as a result of the financial performance of our Mobile Devices business. While we have plans in place intended to improve the performance of this business, we cannot be certain that we will be successful or that this business will be profitable in 2010.

The worldwide wireless mobile handset market contracted in 2009 compared to 2008 and further declines in this worldwide market could negatively impact transition plans for our Mobile Devices business.

        In 2009, worldwide wireless handset industry unit shipments declined by approximately 6%. This is the first annual decline in industry handset unit shipments since 2001. A declining mobile handset market in 2010, particularly if it impacts smartphone sales, may make it more difficult to improve the performance of our Mobile Devices business.

Our strategy for the Mobile Devices business may be too concentrated on certain products.

        The product portfolio in the Mobile Devices business is extensively targeted at the smartphone market, with particular concentration on smartphones using an Android-based operating system. These products are an important part of the business plan. If such Android-based smartphones do not remain competitive in the marketplace, our financial performance would suffer and a shift in strategy would be costly and difficult.

We have lost significant market share in our Mobile Devices businesses and such loss has negatively impacted our performance and may continue to negatively impact our financial results.

        Our share of the worldwide wireless handset market has declined significantly in the last several years. While we reduced our costs during this period of time, our significantly lower sales volume and the resulting market share declines have had a negative impact on our results of operations. Although our primary focus is profitable growth, if our market share of smartphone shipments does not increase our strategy to return our Mobile Devices business to profitability will be negatively impacted.

Our future financial results may be negatively impacted if we do not execute on our hardware and software strategy for our Mobile Devices business.

        As part of our ongoing effort to improve the product portfolio of our Mobile Devices business, we have been rationalizing our hardware and software platforms to reduce the complexity of our product platforms and system architecture. This allows us to lower our costs to produce devices and to enable richer consumer experiences. Failure to continue to execute these rationalization plans in a timely and effective manner may cause us to be competitively disadvantaged in many areas, including but not limited to, cost, time to market and the ability to ramp-up production in a timely fashion with acceptable quality and improved/additional features.

If our operating system strategy is not successful, our Mobile Devices business could be negatively impacted.

        We have made a strategic decision to use third-party and/or open source operating systems, such as Google's Android operating system in our wireless products. As a result of this, we are at risk due to our dependency on third parties' continued development of operating systems and third parties' software application ecosystem infrastructures. With respect to Google's Android operating system, which is a newer operating system for wireless handsets, in the event that Google's Android team no longer develops the Android code base and this development is not taken up by the open source community, this would increase the burden of development on Motorola. From an overall risk perspective, the industry is currently engaged in an extremely competitive phase with respect to operating system platforms and software generally. Android is viewed as a competitive platform in the Linux and smartphone categories. If (i) Android fails to continue to gain operator and/or developer adoption, or (ii) any updated versions or new releases of Google's Android operating system are not made available to Motorola in a timely fashion, Motorola could be competitively disadvantaged and the Company's financial results could be negatively impacted.

In our Home and Networks business specifically:

Consolidations in both the cable and telecommunication industries may negatively impact our business.

        The cable and telecommunication industries have experienced consolidation and this trend is expected to continue according to industry estimates. Industry consolidation could result in delays of purchases or in the selection of new suppliers by the merged companies. This could negatively impact equipment suppliers like Motorola and our competitors. Due to continuing consolidation within the cable and telecommunications industries worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable telecommunications systems operators.

The effects of FCC regulations requiring separation of security functionality from set-tops could negatively impact our sales of set-tops to cable providers.

        Historically, reception of digital television programming from a cable broadband network required a set-top with security technology. Traditionally, cable service providers leased their set-top to their customer. This security technology limited the availability of set-tops to those manufactured by a few cable network manufacturers, including Motorola. In 2007, FCC regulations requiring separation of security functionality from set-tops became effective. Several major cable operators are working to support full two-way security interface architecture that allows retail customers access to all programming available on a cable operator's network without the need for a set-top box and a few television and video device manufacturers have begun shipping or are developing such devices. If these manufacturers achieve a meaningful volume of sales it could negatively impact Motorola's sales of set-tops.

Item 1B: Unresolved Staff Comments

        None.

Item 2: Properties

        Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See "Item 1: Business" for information regarding the location of the major facilities for each of Motorola's business segments.) Motorola owns 22 facilities (manufacturing, sales, service and office), 12 of which are located in the Americas Region (USA, Canada, Mexico, Central and South America) and 10 of which are located in other countries. Motorola leases 322 facilities, 131 of which are located in the Americas Region and 191 of which are located in other countries. Motorola primarily utilizes 10 major facilities for the manufacturing and distribution of its products. These facilities are located in: Hangzhou and Tianjin, China; Taipei, Taiwan; Chennai, India; Penang, Malaysia; Schaumburg, Illinois; Jaguariuna, Brazil; Reynosa, Mexico; Arad, Israel; and Berlin, Germany.

        Since the beginning of 2009, facilities in: Chandler, Arizona; Libertyville, Illinois; Flensburg, Germany; Nogales, Mexico; and Gurgaon, India were sold. Sites in Singapore and Swindon, England are currently for sale or under contract.

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

Item 3: Legal Proceedings

Howell v. Motorola, Inc., et al.

        A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois ("Illinois District Court") on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act ("ERISA"). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the "Plan") to purchase or hold shares of common stock of Motorola because the price of Motorola's stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. ("Telsim") in connection with the sale of telecommunications equipment by Motorola. Telsim had subsequently defaulted on the payment of approximately $2 billion of such vendor financing, approximately half of which the Company has recovered to date. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (the "Howell Complaint"). Three new purported lead plaintiffs subsequently intervened in the case, and filed a motion for class certification seeking to represent a class of Plan participants. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. The court granted leave to defendants to appeal the class certification and granted leave to lead plaintiff Howell to appeal an earlier dismissal of his individual claim. Each party filed those appeals. On June 17, 2009, the Illinois District Court granted summary judgment in favor of all defendants on all counts. On June 25, 2009, the Seventh Circuit Court of Appeals (the "Seventh Circuit") dismissed as moot defendants' class certification appeal and stayed Howell's appeal. On July 14, 2009, plaintiffs appealed the summary judgment decision. By order of the Seventh Circuit on August 17, 2009, Howell's individual appeal and plaintiffs' appeal of the summary judgment decision (now cited as Howell v. Motorola, Inc. et al. and Lingis et al. v. Rick Dorazil et al.) have been consolidated with Spano et al. v. Boeing Company et al. and Beesley et al. v. International Paper Company for argument and decision.

Silverman/Williams Federal Securities Lawsuits and Related Derivative Matters

        A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff's motion for class certification.

        In addition, on August 24, 2007, two lawsuits were filed as purportedly derivative actions on behalf of Motorola, Williams v. Zander, et al. , and Cinotto v. Zander, et al., in the Circuit Court of Cook County, Illinois against the Company and certain of its current and former officers and directors. These complaints make similar factual allegations to those made in the Silverman complaint and assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaints seek unspecified damages associated with the alleged loss to the Company deriving from the defendants' actions and demand that Motorola make a number of changes to its internal procedures. An amended complaint was filed on December 14, 2007. On January 27, 2009, Motorola's motion to dismiss the amended complaint was granted in part and denied in part.

St. Lucie County Fire District Firefighters' Pension Trust Fund Securities Class Action Case

        A purported class action lawsuit on behalf of the purchasers of Motorola securities between December 6, 2007 and January 22, 2008, St. Lucie County Fire District Firefighters' Pension Fund v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on January 21, 2010, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The primary factual assertions in the complaint are that the defendants knowingly or recklessly made materially misleading statements concerning Motorola's financial projections and sales demand for Motorola phones during the class period. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period.

Groussman v. Motorola et al. and Orlando v. Motorola et al. ERISA Class Action Cases

        Two purported class action lawsuits on behalf of all participants in or beneficiaries of the Motorola 401(k) Plan (the "Plan") between July 1, 2007 and the present and whose accounts included investments in Motorola stock, Joe M. Groussman v. Motorola, Inc. et al. and Angelo W. Orlando v. Motorola, Inc. et al., were filed against the Company and certain current and former officers, directors, and employees of the Company, the Motorola 401(k) Plan Committee, the Advisory Committee of Motorola and other unnamed defendants on February 10, 2010, in the United States District Court for the Northern District of Illinois. The identical complaints allege violations of Sections 404 and 405 of the Employee Retirement Income Security Act of 1974 ("ERISA"). The primary claims in the complaints are that, in connection with alleged incorrect statements concerning Motorola's financial projections and demand for Motorola phones during the class period, various of the defendants failed to prudently and loyally manage the Plan by continuing to offer Motorola stock as a Plan investment option, failed to provide complete and accurate information regarding the performance of Motorola stock to the Plan's participants and beneficiaries, failed to avoid conflicts of interest, and/or failed to monitor the Plan fiduciaries. The complaints seek unspecified damages and other relief relating to the purported losses to the Plan and individual participant accounts.

        Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Following are the persons who were the executive officers of Motorola as of February 15, 2010, their ages as of January 1, 2010, their current titles and positions they have held during the last five years:

        Gregory Q. Brown; age 49; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Enterprise Mobility Solutions and Networks business since February 2010; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Broadband Mobility Solutions from August 2008 to February 2010; President and Chief Executive Officer, Motorola, Inc. from January 2008 to August 2008; President and Chief Operating Officer from June 2007 to January 2008; Executive Vice President, President, Networks and Enterprise from June 2006 to June 2007; Executive Vice President and President, Government and Enterprise Mobility Solutions from January 2005 to June 2006.

        Dr. Sanjay K. Jha; age 46; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Mobile Devices and Home business since February 2010; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Mobile Devices from August 2008 to February 2010; Executive Vice President and Chief Operating Officer, Qualcomm, Inc. from December 2006 to August 2008; Executive Vice President, Qualcomm, Inc. and President, Qualcomm CDMA Technologies from January 2003 to December 2006.

        Michele A. Carlin; age 48; Senior Vice President, Human Resources since November 2009; Corporate Vice President, Human Resources, Global Rewards and HR Shared Services from July 2008 to October 2009; Vice President, Global Compensation, Benefits & HR Technology, Campbell Soup Company from June 2006 to July 2008; Vice President of HR Rewards & Operations, TIAA-CREF from June 2005 to May 2006; Vice President, Compensation & Benefits, Sears, Roebuck and Co. from November 2002 to May 2005.

        Eugene A. Delaney; age 53; Executive Vice President, President, Enterprise Mobility Solutions since January 2009; Senior Vice President, President, Government and Public Safety from May 2007 to January 2009; Senior Vice President, International Sales Operations, Networks and Enterprise from May 2006 to May 2007; Senior Vice President, International Sales Operations, Government and Enterprise Mobility Solutions from May 2005 to May 2006; Executive Vice President and President, Global Relations and Resources Organization, Government and Enterprise Mobility Solutions from February 2005 to May 2005; Executive Vice President and President, Global Relations and Resources Organization from January 1, 2003 to February 2005.

        Edward J. Fitzpatrick; age 43; Senior Vice President and Chief Financial Officer since October 2009; Senior Vice President, Corporate Controller and Acting Chief Financial Officer from February 2009 to October 2009; Senior Vice President and Corporate Controller from January 2009 to February 2009; Corporate Vice President, Finance, Home and Networks Mobility from January 2008 to January 2009; Vice President, Finance, Home and Networks Mobility from June 2007 to January 2008; Vice President, Finance and Controller, Networks and Enterprise from April 2006 to June 2007; Vice President, Finance and Controller, Government and Enterprise Mobility Solutions from July 2005 to April 2006; Senior Director and Controller, Connected Home Solutions from February 2000 to July 2005.

        A. Peter Lawson; age 63; Executive Vice President, General Counsel and Secretary since May 1998.

        Daniel M. Moloney; age 50; Executive Vice President, President, Home since February 2010; Executive Vice President, President, Home and Networks Mobility from April 2007 to February 2010; Executive Vice President, President, Connected Home Solutions from January 2005 to April 2007.

        Karen P. Tandy; age 56; Senior Vice President, Public Affairs and Communications since July 2008; Senior Vice President, Global Government Affairs & Public Policy from November 2007 to July 2008; Administrator to the U.S. Drug Enforcement Agency from July 2003 to November 2007.

        John K. Wozniak; age 38; Corporate Vice President and Chief Accounting Officer since November 2009; Vice President and Assistant Controller from March 2008 to November 2009; Senior Director of Technical Accounting and International Controller, Home and Networks Mobility from June 2007 to March 2008; Senior Director of Accounting and Transaction Support, Networks and Enterprise from May 2006 to June 2007; Director of Technical Accounting and External Reporting from October 2005 until May 2006; Manager, Technical Accounting from September 2002 until October 2005.

        The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2010 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Motorola's common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2010 was 73,085.

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption "Equity Compensation Plan Information" of Motorola's Proxy Statement for the 2010 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, "Quarterly and Other Financial Data (unaudited)" of the Notes to Consolidated Financial Statements appearing under "Item 8: Financial Statements and Supplementary Data".

PERFORMANCE GRAPH

        The following graph compares the five-year cumulative total returns of Motorola, Inc., the S&P 500 Index and the S&P Communications Equipment Index.

        This graph assumes $100 was invested in the stock or the Index on December 31, 2004 and also assumes the reinvestment of dividends.

Five-Year Performance Graph

Item 6: Selected Financial Data

Motorola, Inc. and Subsidiaries
Five-Year Financial Summary

	Years Ended December 31

(Dollars in millions, except as noted)	2009	2008	2007	2006	2005

Operating Results
Net sales	$22,044	$30,146	$36,622	$42,847	$35,310
Costs of sales	14,987	21,751	26,670	30,120	23,881

Gross margin	7,057	8,395	9,952	12,727	11,429

Selling, general and administrative expenses	3,381	4,330	5,092	4,504	3,628
Research and development expenditures	3,183	4,109	4,429	4,106	3,600
Other charges (income)	641	2,347	984	25	(404)

Operating earnings (loss)	(148)	(2,391)	(553)	4,092	4,605

Other income (expense):
Interest income (expense), net	(132)	48	91	326	71
Gains on sales of investments and businesses, net	88	82	50	41	1,845
Other	27	(372)	36	160	(95)

Total other income (expense)	(17)	(242)	177	527	1,821

Earnings (loss) from continuing operations before income taxes	(165)	(2,633)	(376)	4,619	6,426
Income tax expense (benefit)	(77)	1,607	(285)	1,349	1,893

Earnings (loss) from continuing operations	(88)	(4,240)	(91)	3,270	4,533
Earnings from discontinued operations, net of tax	60	—	56	400	59

Net earnings (loss)	(28)	(4,240)	(35)	3,670	4,592

Less: Earnings attributable to noncontrolling interests	23	4	14	9	14

Net earnings (loss) attributable to Motorola, Inc.	$(51)	$(4,244)	$(49)	$3,661	$4,578

Amounts attributable to Motorola, Inc. common shareholders
Earnings (loss) from continuing operations, net of tax	$(111)	$(4,244)	$(105)	$3,261	$4,519
Earnings from discontinued operations, net of tax	60	—	56	400	59

Net earnings (loss)	$(51)	$(4,244)	$(49)	$3,661	$4,578

Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$(0.05)	$(1.87)	$(0.05)	$1.30	$1.79
Diluted earnings (loss) per common share	(0.02)	(1.87)	(0.02)	1.46	1.81
Diluted weighted average common shares outstanding (in millions)	2,295.6	2,265.4	2,312.7	2,504.2	2,527.0
Dividends paid per share	$0.05	$0.20	$0.20	$0.18	$0.16

Balance Sheet
Total assets	$25,603	$27,869	$34,812	$38,593	$35,802
Long-term debt	3,365	4,092	3,991	2,704	3,806
Total debt	3,901	4,184	4,323	4,397	4,254
Total stockholders' equity	9,883	9,595	15,525	17,186	16,709

Other Data
Capital expenditures	$275	$504	$527	$649	$548
% of sales	1.2%	1.7%	1.4%	1.5%	1.6%
Research and development expenditures	$3,183	$4,109	$4,429	$4,106	$3,600
% of sales	14.4%	13.6%	12.1%	9.6%	10.2%
Year-end employment (in thousands)	53	64	66	66	69

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2009. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under "Item 8: Financial Statements and Supplementary Data."

Executive Overview

What businesses are we in?

        Motorola reports financial results for the following three operating business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property. The segment's net sales in 2009 were $7.1 billion, representing 32% of the Company's consolidated net sales.

  •
  The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops ("digital entertainment devices"), end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the "home business"), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the "network business"). The segment's net sales in 2009 were $8.0 billion, representing 36% of the Company's consolidated net sales.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market"). The segment's net sales in 2009 were $7.0 billion, representing 32% of the Company's consolidated net sales.

What were our 2009 financial results?

  •
  Net Sales were $22.0 Billion:  Our net sales were $22.0 billion in 2009, down 27% compared to net sales of $30.1 billion in 2008. Net sales decreased 41% in the Mobile Devices segment, decreased 21% in the Home and Networks Mobility segment and decreased 13% in the Enterprise Mobility Solutions segment.

  •
  Operating Loss of $148 Million:  We incurred an operating loss of $148 million in 2009, compared to an operating loss of $2.4 billion in 2008. The operating loss in 2009 was smaller than in 2008 primarily due to: (i) the absence in 2009 of a comparable $1.6 billion charge in 2008 related to goodwill impairments, (ii) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms in the Mobile Devices segment, and (iii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a purchase commitment.

  •
  Loss from Continuing Operations of $111 Million, or $0.05 per Share:  We incurred a loss from continuing operations of $111 million, or $0.05 per diluted common share, in 2009, compared to a loss from continuing operations of $4.2 billion, or $1.87 per diluted common share, in 2008.

  •
  2009 Annual Handset Shipments of 55.1 Million Units: We shipped 55.1 million handsets in 2009, a 45% decrease compared to shipments of 100.1 million handsets in 2008. We shipped 12.0 million handsets in the fourth quarter of 2009, a 38% decrease compared to shipments of 19.2 million handsets in the fourth quarter of 2008.

  •
  Digital Entertainment Device Shipments were 14.7 Million:  We shipped 14.7 million digital entertainment devices in 2009, a decrease of 18% compared to shipments of 18.0 million units in 2008.

  •
  Operating Cash Flow of $629 Million:  We generated operating cash flow of $629 million in 2009, an increase of 160% compared to operating cash flow of $242 million in 2008. The primary contributors to

36	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    the improvement in cash flow from operations in 2009 were: (i) a $1.3 billion decrease in net inventory, (ii) a $960 million decrease in other current assets, and (iii) income from continuing operations (adjusted for non-cash items) of $892 million, partially offset by a $2.6 billion decrease in accounts payable and accrued liabilities.

What were the financial results for our three operating business segments in 2009?

  •
  In Our Mobile Devices Business:  Net sales were $7.1 billion in 2009, a decrease of 41% compared to net sales of $12.1 billion in 2008. The decrease in net sales was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in average selling price ("ASP"). On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technology. On a geographic basis, net sales decreased substantially in Latin America, the Europe, Middle East and Africa region ("EMEA") and Asia and, to a lesser extent, decreased in North America.

    The segment incurred an operating loss of $1.1 billion in 2009, an improvement of 51% compared to an operating loss of $2.2 billion in 2008. The decrease in the operating loss was primarily due to: (i) lower selling, general and administrative ("SG&A") expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) lower research and development ("R&D") expenditures, reflecting savings from cost-reduction initiatives, (iii) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (iv) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a purchase commitment, partially offset by a decrease in gross margin, driven by the 41% decrease in net sales.

  •
  In Our Home and Networks Mobility Business:  Net sales were $8.0 billion, a decrease of 21% compared to net sales of $10.1 billion in 2008. The decrease in net sales reflects a 22% decrease in net sales in the networks business and a 21% decrease in net sales in the home business. On a geographic basis, net sales decreased in all regions.

    Operating earnings were $558 million in 2009, a decrease of 39% compared to operating earnings of $918 million in 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 21% decrease in net sales, partially offset by a favorable product mix. Also contributing to the decrease in operating earnings was: (i) a $75 million charge related to a legal settlement, and (ii) $39 million of charges related to a facility impairment. These factors were partially offset by decreases in both R&D and SG&A expenses, reflecting savings from cost-reduction initiatives.

  •
  In Our Enterprise Mobility Solutions Business:  Net sales were $7.0 billion in 2009, a decrease of 13% compared to net sales of $8.1 billion in 2008. On a geographic basis, net sales decreased in North America, EMEA and Latin America, partially offset by increased net sales in Asia.

    Operating earnings were $1.1 billion in 2009, a decrease of 29% compared to operating earnings of $1.5 billion in 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 13% decrease in net sales and an unfavorable product mix. Also contributing to the decrease in operating earnings was an increase in reorganization of business charges, relating primarily to higher employee severance costs. These factors were partially offset by decreased SG&A and R&D expenditures, primarily related to savings from cost-reduction initiatives.

What were our major challenges and accomplishments in 2009?

  •
  In Our Mobile Devices Business:  2009 was a year of significant change in the Mobile Devices business, including transitioning the product portfolio, restructuring the business and implementing operational improvements. From a portfolio perspective, the Mobile Devices business made significant progress on its 3G smartphone strategy by reducing the number of software platforms across the product portfolio, using Android, a Google-developed, royalty-free operating system platform for smartphones, and reducing the number of feature phone devices in the portfolio. During this period of change, Mobile Devices increased its focus in priority markets, including North America and Latin America, and parts of Asia, including China. Demand for Mobile Devices' wireless handsets declined in 2009 primarily due to limited product offerings in feature phones and smartphones as the Company implemented its strategy to transition its

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

    product portfolio. In 2009, the Company lost market share and was the fifth-largest worldwide supplier of wireless handsets.

    During the year, Mobile Devices reduced its cost structure by over $1.5 billion, including reductions in research and development and selling, general and administrative costs. Reductions were the result of eliminating product platforms, focusing on key markets and other efficiencies. In addition, operational improvements were made in the supply chain, resulting in improved inventory management and reduced levels of excess and obsolete inventory.

    In the fourth quarter of 2009, the Mobile Devices business launched CLIQTM/DEXTTM with MOTOBLURTM and DROID by Motorola/MILESTONETM, our first Android-based smartphones. These phones represent the beginning of the transition of our portfolio to smartphones, the fastest growing segment of the handset market. Our new products begin to address consumer demand for smartphones with higher quality displays, broadband connectivity everywhere, over-the-air update capability, and enhanced mobile experiences enabled by a multi-tasking, graphical operating system. Consumer reception of our first smartphones was very strong, resulting in shipments of two million Android-based smartphones in the fourth quarter of 2009.

    From a financial perspective, the Mobile Devices segment significantly reduced its operating loss and cash consumption in 2009 compared to 2008. This improvement was due primarily to the reduction in its cost structure, improvement in operating and supply chain efficiencies, and implementation of its portfolio transition, including the launch of new smartphones.

  •
  In Our Home and Networks Mobility Business:  The Home and Networks Mobility business was impacted by a decline in the market for its home business. This was attributable largely to economic conditions in the U.S. which negatively impacted consumer spending and housing. During 2009, the business remained the world's leading provider of digital entertainment devices and shipped its 100 millionth digital entertainment device, improved its gross margin percentage, reduced operating expenses, maintained operating profitability and generated cash.

    While market conditions contributed to a decline in sales in the home business compared to 2008, the longer term demand fundamentals for end-to-end video distribution systems, digital entertainment devices and video network infrastructure remain intact. Continued prioritization of research and development resulted in the business further enhancing its portfolio of advanced video products. This included the launch of innovative digital entertainment devices, including multi-room DVR products. Portfolio enhancements also included high-performance video servers and transcoding devices to enable operators to provide more advanced viewing experiences and services. The home business also announced the acquisition of BitBand, a leading provider of content management and delivery systems, specializing in video-on-demand for IPTV.

    As anticipated, the networks business experienced a decline in sales for all 2G and 3G technologies in 2009 compared to 2008. Motorola continued its investments and leadership in next-generation wireless broadband technologies, including WiMAX and LTE. In WiMAX, we maintained a leading portfolio of customers around the world and generated over $600 million in sales, making us the market leader. In LTE, KDDI in Japan selected us for development and implementation of their LTE mobile broadband network and we participated in several LTE trial activities with leading operators around the world.

  •
  In Our Enterprise Mobility Solutions Business:  In 2009, sales in the Enterprise Mobility Solutions business were lower than in 2008. This was primarily due to a decline in demand in certain industries served, resulting from adverse economic conditions. Enterprise Mobility Solutions maintained its leading global market share position, reduced operating expenses, maintained a high level of operating profitability and generated cash.

    Despite the budget challenges facing many of the U.S. states, demand for our products and solutions by customers in the government and public safety market in the U.S. was relatively consistent with 2008. By leveraging our thought leadership, comprehensive portfolio and strong customer relationships, we maintained market share in the U.S., our largest market. In the latter half of 2009, demand in the commercial enterprise market, specifically in the retail vertical, for mobile computing and data capture products began to improve. With the benefit of cost reductions implemented in the first half of 2009 and improving demand trends, we were able to significantly improve the operating profitability of our Enterprise Mobility Solutions business in the second half of the year.

38	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During the year, we enhanced our product portfolio with the introduction of several innovative products. With our APX family of products, we are the only manufacturer to offer interoperable mobile and portable multi-band radios and related infrastructure equipment. We continued our market leadership in TETRA products outside the U.S., and reached an industry leading milestone by shipping our one millionth TETRA subscriber radio. We also enhanced our leading rugged mobile computing portfolio with the launch of the MC9500, MC3100 and MC55 product lines. In the advanced data capture portfolio, we announced the MT2000 series of rugged, hand-held bar code scanners that incorporate the benefits of a mobile computer, an industry first. These products have all received very positive customer response.

Looking Forward

        During 2009, challenging economic conditions around the world impacted many of our customers and consumers, resulting in reduced demand in many of our businesses. In the latter half of 2009, although sales levels in our businesses remained well below 2008 levels, there were signs of stabilization in the markets that we serve. In 2010, we expect demand to increase in the market for handsets, particularly smartphones, as well as certain markets for the Enterprise Mobility Solutions business. Demand in other markets, including the markets for the Home and Networks Mobility business, are expected to have little to no growth, or may even contract. As worldwide economic conditions, financial markets and overall business conditions improve, we will have opportunities to extend our brand, to sell our products and services and to pursue profitable growth.

        For the longer term, we believe the fundamental trends toward convergence of mobility, computing and communications, the need for faster wireless broadband speeds, and evolution of the mobile Internet will continue. We are focused on designing and delivering innovative wired and wireless communications products and systems, unique mobile experiences and powerful networks, as well as complementary support services. We believe this positions us to provide customers and consumers with differentiated products and solutions for when, where and how they connect to people, information and entertainment.

        In our Mobile Devices business, we expect the overall global handset market to remain intensely competitive. We expect an increase in total industry handset demand in 2010 compared to 2009, particularly in smartphones. Our strategy is focused on enhancing our smartphone portfolio, optimizing our cost structure and strengthening our position in priority markets. Our transition to a more competitive portfolio began in the fourth quarter of 2009 with the introduction of new smartphones based on the Android operating system and MOTOBLURTM, our proprietary applications and services suite. In 2010, a significant number of our new devices will be smartphones as we expand our portfolio across a broader set of price points and address a wider set of customers. Our initial market focus includes North America, parts of Asia, including China, and Latin America. Based upon our performance in these markets, we will look to expand our presence in other geographic regions, including Western Europe. We will continue to deliver a feature phone portfolio, albeit more limited than in the past, by leveraging our ODM partnerships to meet carrier and retail customer requirements and extend our brand. Overall in 2010, feature phone sales including IDEN, are expected to be lower. We also are continuing our focus on our accessories portfolio to deliver complete mobile experiences.

        Cost-reduction initiatives implemented in 2009 allowed the Mobile Devices business to enter 2010 with a more competitive cost structure. In 2010, we will further optimize our cost structure as we reduce our investment in certain areas and reinvest in smartphone innovation, as well as MOTOBLUR. Collectively, these actions are designed to accelerate our speed to market and to allow us to offer richer consumer experiences, build our brand and improve our financial performance.

        In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. Due to economic conditions in the U.S., particularly related to consumer spending and the housing market, demand slowed in 2009 in the markets served by our home business. While the longer term fundamentals for the home business remain intact, we expect the soft demand environment to continue in the near term. As U.S. economic conditions improve, and as operators' need for more bandwidth and upgraded infrastructure for the provisioning of advanced services to consumers increases, demand trends for our home business are expected to improve. We will leverage our market leading position in digital entertainment devices and video delivery systems and prioritize our research and development efforts to ensure that we are well positioned for growth when demand levels recover.

        In our networks business, we are investing in next-generation wireless broadband technologies, including WiMAX and LTE, while continuing to optimize our 2G and 3G business. In WiMAX, we are building upon a strong portfolio of customers and leveraging our market leadership. In LTE, we will continue to evolve our competitive radio access network solution (RAN) while focusing on leading wireless network customers around

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

the world, including those in the U.S., Japan, China and the Middle East and Africa region. We expect the overall 2G and 3G wireless infrastructure market to decline in 2010 compared to 2009 and to remain highly competitive.

        In the Home and Networks Mobility segment, we will continue to optimize our overall cost structure while prioritizing investments in next-generation technologies commensurate with opportunities for profitable growth. This positions the business for future opportunities in emerging technologies, including video and wireline and wireless broadband, and enables the business to maintain profitability in mature technologies.

        In our Enterprise Mobility Solutions business, we have market leading positions in both mission-critical and business-critical communications solutions for customers around the world. We continue to develop next-generation products and solutions for customers in our government and public safety and commercial enterprise markets. Many U.S. states and local governments are facing budget deficits in 2010 and some states may be required to significantly curtail spending. Additionally, many governments outside the U.S. are facing budget deficits. We believe that these customers will continue to place a high priority on mission-critical communications and homeland security products and solutions. In 2009, while we experienced relatively stable levels of demand from these customers, continued budget constraints, especially in the U.S. market, could impact the timing and volume of purchases in 2010. Our research and development focus continues to be on delivering innovative products and solutions that meet our customers' needs, such as our industry leading APXTM two-way radio communications systems. These systems have multi-band functionality that provides interoperability across various communication systems, reducing the number of devices our customers carry and enhancing communications efficiency.

        The focus for customers in our commercial enterprise market includes converged communication and computing products that increase worker mobility and productivity, as well as enhanced end-user experiences. During 2009, many of these customers faced challenging economic conditions. These conditions have largely stabilized in recent months. Due to the postponement of capital purchases in 2009, we believe many of our customers will upgrade their technology in 2010 to improve supply-chain efficiencies, increase productivity of associates and improve end-customer buying experiences.

        We believe that our comprehensive portfolio of products and solutions and market leadership make our Enterprise Mobility Solutions business well positioned for profitable growth as economic conditions across our markets improve.

        In 2009, we implemented a number of global actions across the Company to significantly reduce its cost structure. To ensure alignment with market conditions, we will continually review our cost structure as we aggressively manage costs while maintaining investments focused on innovation and future growth opportunities.

        We remain very focused on the strength of our balance sheet and our overall liquidity position. We believe we have more than sufficient liquidity to operate our business.

        We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, and consolidations among our customers and competitors, among other matters, can introduce volatility into our businesses. We face challenging, but stabilizing, global economic conditions with more limited visibility than historical norms. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that will advance the way the world connects by simplifying and personalizing communications and enhancing mobility.

What is the status of our plan to separate into two independent, publicly traded companies?

        In March 2008, the Company announced that it was pursuing the creation of two independent, publicly traded companies. On February 11, 2010, the Company announced that it is now targeting the first quarter of 2011 for the completion of this planned separation. The Company currently expects that, upon separation, one public company will be comprised of the Company's Mobile Devices and Home businesses and the other public company will be comprised of the Company's Enterprise Mobility Solutions and Networks businesses.

        The Company intends to effect the separation through a tax-free pro rata stock dividend of shares in the new company to Motorola shareholders. Following the separation, the Company intends that both businesses will be well capitalized so that each of the companies can execute their respective business plans and be able to address future opportunities. The Company expects that, post-separation, the Enterprise Mobility and Networks business

40	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will be capitalized in a manner that will achieve an investment grade rating and will be the entity responsible for Motorola's outstanding public market debt at the time of separation. Following the separation, both entities will use the Motorola brand. The Mobile Devices and Home business is expected to own the Motorola brand and license it royalty free to the Enterprise Mobility Solutions and Networks business. Completion of the separation is subject to a number of conditions. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, there can be no assurances as to its terms or timing.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share amounts)	2009	% of sales	2008	% of sales	2007	% of sales

Net sales	$22,044		$30,146		$36,622
Costs of sales	14,987	68.0%	21,751	72.2%	26,670	72.8%

Gross margin	7,057	32.0%	8,395	27.8%	9,952	27.2%
Selling, general and administrative expenses	3,381	15.3%	4,330	14.4%	5,092	13.9%
Research and development expenditures	3,183	14.4%	4,109	13.6%	4,429	12.1%
Other charges	641	3.0%	2,347	7.7%	984	2.7%

Operating loss	(148)	(0.7)%	(2,391)	(7.9)%	(553)	(1.5)%
Other income (expense):
Interest income (expense), net	(132)	(0.6)%	48	0.1%	91	0.2%
Gains on sales of investments and businesses, net	88	0.4%	82	0.3%	50	0.1%
Other	27	0.1%	(372)	(1.2)%	36	0.1%

Total other income (expense)	(17)	(0.1)%	(242)	(0.8)%	177	0.4%
Loss from continuing operations before income taxes	(165)	(0.7%	(2,633)	(8.7)%	(376)	(1.1)%
Income tax expense (benefit)	(77)	(0.3)%	1,607	5.4%	(285)	(0.8)%

	(88)	(0.4)%	(4,240)	(14.1)%	(91)	(0.3)%
Less: Earnings attributable to noncontrolling interests	23	0.1%	4	0.0%	14	0.0%
Loss from continuing operations*	(111)	(0.5)%	(4,244)	(14.1)%	(105)	(0.3)%
Earnings from discontinued operations, net of tax	60	0.3%	—	0.0%	56	0.2%

Net loss*	$(51)	(0.2)%	$(4,244)	(14.1)%	$(49)	(0.1)%

Earnings (loss) per diluted common share:
Continuing operations	$(0.05)		$(1.87)		$(0.05)
Discontinued operations	0.03		—		0.03

	$(0.02)		$(1.87)		$(0.02)

*
Amounts attributable to Motorola, Inc. common shareholders.

        Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2009, 2008 and 2007 are as follows:

Geographic Market Sales by Locale of End Customer

	2009	2008	2007

United States	54%	49%	51%
Latin America	11%	14%	12%
Asia, excluding China	11%	10%	9%
Europe	9%	13%	13%
China	6%	7%	7%
Other Markets	9%	7%	8%

	100%	100%	100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

Results of Operations—2009 Compared to 2008

Net Sales

        Net sales were $22.0 billion in 2009, down 27% compared to net sales of $30.1 billion in 2008. The decrease in net sales reflects: (i) a $5.0 billion, or 41%, decrease in net sales in the Mobile Devices segment, (ii) a $2.1 billion, or 21%, decrease in net sales in the Home and Networks Mobility segment, and (iii) a $1.1 billion, or 13%, decrease in net sales in the Enterprise Mobility Solutions segment. The 41% decrease in net sales in the Mobile Devices segment was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in ASP. The 21% decrease in net sales in the Home and Networks Mobility segment reflects a 22% decrease in net sales in the networks business and a 21% decrease in net sales in the home business. The 13% decrease in net sales in the Enterprise Mobility Solutions segment reflects a 21% decrease in net sales to the commercial enterprise market and a 10% decrease in net sales to the government and public safety market.

Gross Margin

        Gross margin was $7.1 billion, or 32.0% of net sales, in 2009, compared to $8.4 billion, or 27.8% of net sales, in 2008. Gross margin decreased in all segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 41% decrease in net sales, partially offset by: (i) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a purchase commitment. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 13% decrease in net sales and an unfavorable product mix. The decrease in gross margin in the Home and Networks Mobility segment was primarily driven by the 21% decrease in net sales, partially offset by a favorable product mix.

        The increase in gross margin as a percentage of net sales in 2009 compared to 2008 was primarily driven by increases in gross margin percentage in the Mobile Devices and Home and Networks Mobility segments, partially offset by a decrease in gross margin percentage in the Enterprise Mobility Solutions segment. The Company's overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. In 2009, the proportion of overall sales by our Mobile Devices business was smaller than in previous years. Since Mobile Devices has the lowest gross margin percentage of the Company's businesses, this positively impacted overall gross margin percentage in 2009.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses decreased 22% to $3.4 billion, or 15.3% of net sales, in 2009, compared to $4.3 billion, or 14.4% of net sales, in 2008. SG&A expenses decreased in all segments. The decrease in SG&A expenses in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in SG&A expenses in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Enterprise Mobility Solutions and Home and Networks Mobility segments and decreased in the Mobile Devices segment.

Research and Development Expenditures

        Research and development ("R&D") expenditures decreased 23% to $3.2 billion, or 14.4% of net sales, in 2009, compared to $4.1 billion, or 13.6% of net sales, in 2008. R&D expenditures decreased in all segments, primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

        The Company recorded net charges of $641 million in Other charges in 2009, compared to net charges of $2.3 billion in 2008. The net charges in 2009 included: (i) $278 million of charges relating to the amortization of intangibles, (ii) $258 million of net reorganization of business charges included in Other charges, (iii) $42 million of costs related to the proposed separation of the Company into two independent, publicly traded companies, (iv) $39 million of charges related to a facility impairment, and (v) $24 million of charges related to an environmental reserve. The net charges in 2008 included: (i) $1.8 billion of goodwill and other asset impairment

42	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

charges, (ii) $318 million of charges relating to the amortization of intangible assets, (iii) $248 million of net reorganization of business charges included in Other charges, and (iv) $59 million of separation-related transaction costs, partially offset by a $48 million gain on the sale of property, plant and equipment. The net reorganization of business charges are discussed in further detail in the "Reorganization of Businesses" section. The goodwill and other asset impairment charges are discussed in further detail in the "Valuation and Recoverability of Goodwill and Long-lived Assets" section.

Net Interest Income (Expense)

        Net interest expense was $132 million in 2009, compared to net interest income of $48 million in 2008. Net interest expense in 2009 includes interest expense of $213 million, partially offset by interest income of $81 million. Net interest income in 2008 included interest income of $272 million, partially offset by interest expense of $224 million. The significant decline in interest income reflects: (i) the significant decrease in average short-term interest rates in 2009 compared to 2008, (ii) a change in the investment mix of the Sigma Fund to more liquid securities with shorter maturities and lower interest rates, and (iii) the decrease in average cash, cash equivalents and Sigma Fund balances in 2009 compared to 2008. This decline in interest income was slightly offset by a decrease in interest expense, primarily driven by a decrease in the Company's level of outstanding debt during 2009.

Gains on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $88 million in 2009, compared to gains of $82 million in 2008. In 2009, the net gain primarily relates to sales of certain of the Company's equity investments, of which $32 million of gain was attributed to a single investment. These gains were partially offset by a net loss from the sale of specific businesses. In 2008, the net gain primarily related to sales of a number of the Company's equity investments, of which $29 million of gain was attributed to a single investment.

Other

        Net income classified as Other, as presented in Other income (expense), was $27 million in 2009, compared to net charges of $372 million in 2008. The net income in 2009 was primarily comprised of: (i) $80 million of gains from Sigma Fund investments, and (ii) a $67 million gain related to the extinguishment of a portion of the Company's outstanding long-term debt, partially offset by: (i) $77 million of investment impairment charges, and (ii) $52 million of foreign currency losses. The net charges in 2008 were primarily comprised of: (i) $365 million of investment impairment charges, of which $138 million related to a single strategic investment, (ii) $186 million of impairment charges on Sigma Fund investments, (iii) $101 million of losses on Sigma Fund investments, and (iv) $84 million of foreign currency losses, partially offset by: (i) a $237 million curtailment gain associated with the decision to freeze benefit accruals for U.S. pension plans, (ii) $56 million of gains related to the extinguishment of a liability, (iii) $24 million of gains relating to several interest rate swaps not designated as hedges, and (iv) a $14 million gain related to the extinguishment of a portion of the Company's outstanding long-term debt.

Effective Tax Rate

        The Company recorded $77 million of net tax benefits in 2009, resulting in an effective tax rate of 47%, compared to $1.6 billion of net tax expense, resulting in a negative effective tax rate of (61)%, in 2008. The Company's effective tax rate for 2009 was higher than the U.S. statutory tax rate of 35% primarily due to research tax credits, including a reduction in valuation allowances relating to refundable general business credits and a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. The Company's 2008 effective tax rate was less than the U.S. statutory tax rate of 35% primarily due to the recording of a $2.1 billion non-cash tax charge to establish deferred tax valuation allowances against a portion of the Company's U.S. deferred tax assets and the recording of non-deductible goodwill impairment charges.

        The Company's effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

Loss from Continuing Operations

        The Company incurred a net loss from continuing operations before income taxes of $165 million in 2009, compared with a net loss from continuing operations before income taxes of $2.6 billion in 2008. After taxes, and excluding Earnings attributable to noncontrolling interests, the Company incurred a net loss from continuing operations of $111 million, or $0.05 per diluted share, in 2009, compared to a net loss from continuing operations of $4.2 billion, or $1.87 per diluted share, in 2008.

        The improvement in the loss from continuing operations before income taxes in 2009 compared to 2008 was primarily attributed to: (i) a $1.7 billion decrease in Other charges, (ii) a $949 million decrease in SG&A expenses, (iii) a $926 million decrease in R&D expenditures, (iv) a $399 million increase in income classified as Other, as presented in Other income (expense), and (v) a $6 million increase in gains on the sale of investments and businesses. These factors were partially offset by: (i) a $1.3 billion decrease in gross margin, and (ii) a $180 million increase in net interest expense.

Earnings from Discontinued Operations

        During the first quarter of 2009, the Company completed the sales of: (i) Good Technology, and (ii) the Company's former biometrics business unit, which included its Printrak trademark. After taxes, the Company had earnings from discontinued operations of $60 million, or $0.03 per diluted share, in 2009, all of which occurred during the first quarter of 2009. The Company had no such activity during the last nine months of 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company's consolidated financial statements.

Results of Operations—2008 Compared to 2007

Net Sales

        Net sales were $30.1 billion in 2008, down 18% compared to net sales of $36.6 billion in 2007. The decrease in net sales reflected a $6.9 billion, or 36%, decrease in net sales in the Mobile Devices segment, partially offset by: (i) a $364 million, or 5%, increase in net sales in the Enterprise Mobility Solutions segment, and (ii) a $72 million, or 1%, increase in net sales in the Home and Networks Mobility segment. The 36% decrease in net sales in the Mobile Devices segment was primarily driven by a 37% decrease in unit shipments. The 5% increase in the Enterprise Mobility Solutions segment net sales reflected an 8% increase in net sales to the government and public safety market, partially offset by a 2% decrease in net sales to the commercial enterprise market. The 1% increase in net sales in the Home and Networks Mobility segment reflected a 16% increase in net sales in the home business, partially offset by an 11% decrease in net sales in the networks business.

Gross Margin

        Gross margin was $8.4 billion, or 27.8% of net sales, in 2008, compared to $10.0 billion, or 27.2% of net sales, in 2007. The decrease in gross margin reflected lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily driven by: (i) the 36% decrease in net sales, (ii) excess inventory and other related charges of $370 million recorded in 2008 due to a decision to consolidate software and silicon platforms, and (iii) a $150 million charge recorded in 2008 related to the settlement of a purchase commitment, partially offset by: (i) the absence in 2008 of a $277 million charge for a legal settlement recorded in 2007, and (ii) savings from supply chain cost-reduction activities. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to: (i) an unfavorable product mix, and (ii) the absence of net sales by the Company's former embedded communications computing group ("ECC") that was divested at the end of 2007. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by: (i) the 5% increase in net sales, (ii) a favorable product mix, and (iii) the absence in 2008 of an inventory-related charge in connection with the acquisition of Symbol during the first quarter of 2007.

        The increase in gross margin as a percentage of net sales in 2008 compared to 2007 was driven by an increase in gross margin percentage in the Enterprise Mobility Solutions segment, partially offset by a decrease in gross margin percentage in the Mobile Devices and Home and Networks Mobility segments.

44	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

        SG&A expenses decreased 15% to $4.3 billion, or 14.4% of net sales, in 2008, compared to $5.1 billion, or 13.9% of net sales, in 2007. SG&A expenses decreased in all segments. The decrease in SG&A expenses in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in SG&A expenses in the Home and Networks Mobility and Enterprise Mobility Solutions segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Research and Development Expenditures

        R&D expenditures decreased 7% to $4.1 billion, or 13.6% of net sales, in 2008, compared to $4.4 billion, or 12.1% of net sales, in 2007. R&D expenditures decreased in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in R&D expenditures in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in R&D expenditures in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Other Charges

        The Company recorded net charges of $2.3 billion in Other charges in 2008, compared to net charges of $1.0 billion in 2007. The net charges in 2008 included: (i) $1.8 billion of goodwill and other asset impairment charges, (ii) $318 million of charges relating to the amortization of intangible assets, (iii) $248 million of net reorganization of business charges included in Other charges, and (iv) $59 million of transaction costs related to the proposed separation of the Company into two independent, publicly traded companies, partially offset by a $48 million gain on the sale of property, plant and equipment. The net charges in 2007 included: (i) $369 million of charges relating to the amortization of intangibles, (ii) $290 million of net reorganization of business charges included in Other charges, (iii) $140 million of charges for legal settlements and related insurance matters, (iv) $96 million of acquisition-related in-process research and development charges ("IPR&D") relating to 2007 acquisitions, and (v) $89 million of asset impairment charges. The goodwill and other asset impairment charges are discussed in further detail in the "Valuation and Recoverability of Goodwill and Long-lived Assets" section. The net reorganization of business charges are discussed in further detail in the "Reorganization of Businesses" section.

Net Interest Income

        Net interest income was $48 million in 2008, compared to net interest income of $91 million in 2007. Net interest income in 2008 included interest income of $272 million, partially offset by interest expense of $224 million. Net interest income in 2007 included interest income of $456 million, partially offset by interest expense of $365 million. The decrease in net interest income was primarily due to lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances in 2008 compared to 2007 and the significant decrease in short-term interest rates. This decrease was partially offset by a decrease in interest expense in 2008 due to the reversal of $89 million of interest accruals that were no longer needed as a result of the effective settlement of certain tax audits.

Gains on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $82 million in 2008, compared to $50 million in 2007. In 2008, the net gain primarily related to sales of a number of the Company's equity investments, of which $29 million of gain was attributed to a single investment. In 2007, the net gain primarily reflected a gain of $34 million from the sale of the Company's embedded communications computing group.

Other

        Net charges classified as Other, as presented in Other income (expense), were $372 million in 2008, compared to net income of $36 million in 2007. The net charges in 2008 were primarily comprised of: (i) $365 million of investment impairment charges, of which $138 million related to a single strategic investment,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45

(ii) $186 million of impairment charges on Sigma Fund investments, (iii) $101 million of losses on Sigma Fund investments, and (iv) $84 million of foreign currency losses, partially offset by: (i) a $237 million curtailment gain associated with the decision to freeze benefit accruals for U.S. pension plans, (ii) $56 million of gains related to the extinguishment of a liability, (iii) $24 million of gains relating to several interest rate swaps not designated as hedges, and (iv) a $14 million gain related to the extinguishment of a portion of the Company's outstanding long-term debt. The net income in 2007 was primarily comprised of $97 million of foreign currency gains, partially offset by: (i) $44 million of investment impairment charges, and (ii) $18 million of impairment charges on Sigma Fund investments.

Effective Tax Rate

        The Company recorded $1.6 billion of net tax expense in 2008, resulting in a negative effective tax rate of (61)%, compared to $285 million of net tax benefits, resulting in an effective tax rate of 73%, in 2007. The Company's effective tax rate for 2008 was less than the U.S. statutory tax rate of 35% primarily due to the recording of a $2.1 billion non-cash tax charge to establish deferred tax valuation allowances against a portion of the Company's U.S. deferred tax assets and the recording of non-deductible goodwill impairment charges.

        The Company's 2007 effective tax rate was greater than the U.S. statutory tax rate of 35% primarily due to the reversal of deferred tax valuation allowances and an increase in research tax credits.

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

Reorganization of Businesses

        The Company maintains a formal Involuntary Severance Plan (the "Severance Plan"), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, the Company amended and restated the Severance Plan. Under the amended Severance Plan, severance benefits will be paid in bi-weekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

        The Company realized cost-saving benefits of approximately $266 million in 2009 from the plans that were initiated during 2009, representing: (i) $119 million of savings in R&D expenditures, (ii) $95 million of savings in SG&A expenses, and (iii) $52 million of savings in Costs of sales. Beyond 2009, the Company expects the reorganization plans initiated during 2009 to provide annualized cost savings of approximately $555 million, representing: (i) $242 million of savings in R&D expenditures, (ii) $196 million of savings in SG&A expenses, and (iii) $117 million of savings in Cost of sales.

46	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 Charges

        During 2009, in light of the macroeconomic decline that adversely affected sales, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

        During 2009, the Company recorded net reorganization of business charges of $336 million, including $78 million of charges in Costs of sales and $258 million of charges under Other charges in the Company's consolidated statements of operations. Included in the aggregate $336 million are charges of $363 million for employee separation costs, $36 million for exit costs and $20 million for fixed asset impairment charges, partially offset by $83 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

Year Ended December 31,	2009

Mobile Devices	$184
Home and Networks Mobility	52
Enterprise Mobility Solutions	70

306
Corporate	30

$336

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to December 31, 2009:

2009	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31

Exit costs	$80	$36	$(9)	$(49)	$58
Employee separation costs	170	363	(70)	(383)	80

	$250	$399	$(79)	$(432)	$138

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $36 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $9 million reflect: (i) $8 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $49 million used in 2009 reflects cash payments. The remaining accrual of $58 million, which is included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2009, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The additional 2009 charges of $363 million represent severance costs for approximately an additional 9,000 employees, of which 3,400 are direct employees and 5,600 are indirect employees.

        The adjustments of $70 million reflect $75 million of reversals of accruals no longer required, partially offset by $5 million of translation adjustments.

        During 2009, approximately 9,600 employees, of which 4,100 were direct employees and 5,500 were indirect employees, were separated from the Company. The $383 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $80 million, which is included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2009, is expected to be paid in 2010 to: (i) severed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who will begin receiving payments in 2010.

2008 Charges

        During 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments, as well as corporate functions, were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions. The Company recorded net reorganization of business charges of $334 million, including $86 million of charges in Costs of sales and $248 million of charges under Other charges in the Company's consolidated statements of operations. Included in the aggregate $334 million are charges of $324 million for employee separation costs, $66 million for exit costs and $9 million for fixed asset impairment charges, partially offset by $65 million of reversals for accruals no longer needed.

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

$334

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

2008	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31

Exit costs	$42	$66	$1	$(29)	$80
Employee separation costs	193	324	(60)	(287)	170

	$235	$390	$(59)	$(316)	$250

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $66 million were primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home and Networks Mobility segment. The adjustments of $1 million reflect $4 million of translation adjustments, partially offset by $3 million of reversals of accruals no longer needed. The $29 million used in 2008 reflected cash payments. The remaining accrual of $80 million, which was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2008, represented future cash payments, primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The additional 2008 charges of $324 million were severance costs for approximately an additional 5,800 employees, of which 2,300 were direct employees and 3,500 were indirect employees.

        The adjustments of $60 million reflected $62 million of reversals of accruals no longer required, partially offset by $2 million of translation adjustments. The $62 million of reversals represented previously accrued costs for approximately 600 employees.

        During 2008, approximately 6,200 employees, of which 3,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The $287 million used in 2008 reflected cash payments to these separated employees. The remaining accrual of $170 million was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2008.

48	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 Charges

        During 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments, as well as corporate functions, were impacted by these plans. The majority of the employees affected were located in North America and Europe. The Company recorded net reorganization of business charges of $394 million, including $104 million of charges in Costs of sales and $290 million of charges under Other charges (income) in the Company's consolidated statements of operations. Included in the aggregate $394 million were charges of $401 million for employee separation costs, $42 million for fixed asset impairment charges and $19 million for exit costs, offset by reversals for accruals no longer needed.

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

$394

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to December 31, 2007:

2007	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31

Exit costs	$54	$19	$2	$(33)	$42
Employee separation costs	104	401	(64)	(248)	193

	$158	$420	$(62)	$(281)	$235

Adjustments include translation adjustments and $6 million of accruals established through purchase accounting for businesses acquired, covering exit costs and separation costs for approximately 200 employees.

Exit Costs

        At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $19 million were primarily related to the exit of certain activities and leased facilities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represented accruals for exit costs established through purchase accounting for businesses acquired. The $33 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2007, represented future cash payments for lease termination obligations.

Employee Separation Costs

        At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The additional 2007 charges of $401 million represented severance costs for approximately 6,700 employees, of which 2,400 were direct employees and 4,300 were indirect employees.

        The adjustments of $64 million reflected $68 million of reversals of accruals no longer required, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $68 million of reversals represented previously accrued costs for 1,100 employees, and primarily related to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represents severance plans for approximately 200 employees established through purchase accounting for businesses acquired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49

        During 2007, approximately 5,300 employees, of which 1,700 were direct employees and 3,600 were indirect employees, were separated from the Company. The $248 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $193 million was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2007.

Liquidity and Capital Resources

        As highlighted in the consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

        At December 31, 2009, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion, a decrease of $195 million compared to $3.1 billion at December 31, 2008. At December 31, 2009, $547 million of this amount was held in the U.S. and $2.3 billion was held by the Company or its subsidiaries in other countries. At December 31, 2009, restricted cash was $206 million (including $143 million held outside the U.S.), compared to $343 million (including $279 million held outside the U.S.) at December 31, 2008.

        The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. In 2009, the Company repatriated approximately $2.5 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $2.2 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company's consolidated statements of operations, given the U.S. Federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

        The cash provided by operating activities from continuing operations in 2009 was $629 million, compared to $242 million provided in 2008, and $785 million provided in 2007. The primary contributors to cash flow from operations in 2009 were: (i) a $1.3 billion decrease in net inventory, (ii) a $960 million decrease in other current assets, and (iii) income from continuing operations (adjusted for non-cash items) of $892 million, partially offset by a $2.6 billion decrease in accounts payable and accrued liabilities.

        Accounts Receivable:     The Company's net accounts receivable were $3.5 billion at both December 31, 2009 and 2008, reflecting a significant reduction in the volume of accounts receivable sold during 2009, offset by a reduction in net sales during 2009. Compared to December 31, 2008, net accounts receivable at December 31, 2009 were higher for the Mobile Devices and Enterprise Mobility Solutions segments and lower for the Home and Network Mobility segment. The Company's businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

        As further described below under "Sales of Receivables," the Company's levels of net accounts receivable can also be impacted by the timing and amount of accounts receivable sold to third parties, which can vary by period and can be impacted by numerous factors. Although the Company continued to sell accounts receivable in 2009, the volume of accounts receivable sold was lower than in prior years. Total sales of accounts receivable were $1.2 billion in 2009, compared to $3.4 billion in 2008 and $4.7 billion in 2007. The lower volume was driven by both the Company's lower net sales and the Company's strategic decision to significantly reduce accounts receivable sales. In addition, the availability of committed facilities to sell such accounts receivable decreased due to global economic conditions and the related tightening in the credit markets.

        Inventory:     The Company's net inventory was $1.3 billion at December 31, 2009, compared to $2.7 billion at December 31, 2008. Net inventory decreased in all segments and decreased substantially in the Mobile Devices segment, due to supply-chain efficiencies and lower sales. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery

50	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

        Accounts Payable:     The Company's accounts payable were $2.4 billion at December 31, 2009, compared to $3.2 billion at December 31, 2008. Accounts payable decreased in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

        Reorganization of Businesses:     The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $432 million in 2009, as compared to $316 million in 2008. Of the $138 million reorganization of businesses accrual at December 31, 2009, $80 million relates to employee separation costs and is expected to be paid in 2010. The remaining $58 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

        Benefit Plan Contributions:     The Company contributed $90 million to its U.S. pension plans during 2009, compared to $243 million contributed in 2008. The Company contributed $39 million to its non-U.S. pension plans during 2009, compared to $54 million contributed in 2008. During 2010, the Company expects to make cash contributions of approximately $150 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans.

        The Company amended its U.S. Regular Pension Plan, the Officers' Plan and the Motorola Supplemental Pension Plan such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.

        The Company made no contributions to its retiree health care plan in 2009, compared to $16 million in 2008, and expects to make no contributions to this plan in 2010. Retirement benefits are further discussed below in the "Significant Accounting Policies—Retirement Benefits" section.

Investing Activities

        Net cash used for investing activities was $668 million in 2009, compared to net cash provided of $794 million in 2008 and net cash provided of $2.4 billion in 2007. The $1.5 billion decrease in cash flow from 2008 to 2009 was primarily due to: (i) a $1.8 billion change in cash used for purchases of Sigma Fund investments, (ii) a $165 million decrease in proceeds from sales of short-term investments, (iii) a $113 million decrease in distributions received from investments, and (iv) a $92 million decrease in proceeds from sales of property, plant and equipment, partially offset by: (i) a $232 million decrease in cash used for acquisitions and investments, (ii) a $229 million decrease in cash used for capital expenditures, and (iii) a $222 million increase in proceeds from sales of investments and businesses.

        Sigma Fund:     The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the "Sigma Fund") that is designed to provide investment returns similar to a money market fund. The Company purchased $922 million of Sigma Fund investments in 2009, compared to $853 million of net proceeds received from sales of Sigma Fund investments in 2008 and $6.9 billion in net proceeds received from sales of Sigma Fund investments in 2007. The aggregate fair value of Sigma Fund investments was $5.2 billion at December 31, 2009 (including $2.3 billion held by the Company or its subsidiaries outside the U.S.), compared to $4.2 billion at December 31, 2008 (including $2.4 billion held by the Company or its subsidiaries outside the U.S.).

        The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund's investment policies, except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund's investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and defaulted securities) was 15 days at December 31, 2009, compared to 38 days at December 31, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51

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

        At December 31, 2009, $5.1 billion of the Sigma Fund investments were classified as current in the Company's consolidated balance sheets, compared to $3.7 billion at December 31, 2008. The weighted average maturity of the Sigma Fund investments classified as current was 1 month (excluding cash of $0.2 billion and defaulted securities) at December 31, 2009, compared to 5 months (excluding cash of $1.1 billion and defaulted securities) at December 31, 2008. At the end of 2009, approximately 90% of the Sigma Fund investments were invested in U.S. government and agency obligations. This reflects a strategic decision by the Company to prioritize capital preservation rather than returns due to the significant volatility in the capital markets throughout 2009.

        In 2009, the Company recorded gains from the Sigma Fund investments of $80 million in Other income (expense) in the consolidated statement of operations.

        During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered permanent. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the permanent decline in fair value in earnings. In 2008, the Company recorded $186 million of permanent impairments of Sigma Fund investments in the consolidated statement of operations.

        Beginning in the fourth quarter of 2008, the Company began recording all changes in the fair value of investments in the Sigma Fund in the consolidated statements of operations. Accordingly, the Company recorded the cumulative loss of $101 million on investments in the Sigma Fund investments in its consolidated statement of operations during the fourth quarter of 2008. The Company determined amounts that arose in periods prior to the fourth quarter of 2008 were not material to the consolidated results of operations in those periods.

        During 2008 and 2007, impairment charges in the Sigma Fund were $186 million and $18 million, respectively. The impairment charges were primarily related to the default of investments in Lehman Brothers Holdings, Inc., Washington Mutual, Inc., and Sigma Finance Corporation, an unrelated special investment vehicle managed by United Kingdom-based Gordian Knot, Limited.

        Securities with a significant temporary unrealized loss and a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company's consolidated balance sheets. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 24 months. At December 31, 2008, $466 of the Sigma Fund investments were classified as non-current.

        The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold the $66 million of securities classified as non-current to maturity.

        Strategic Acquisitions and Investments:     The Company used $50 million of net cash for acquisitions and new investment activities in 2009, compared to net cash used of $282 million in 2008 and net cash used of $4.6 billion in 2007. The cash used in 2009 was for small strategic investments across the Company. During 2008, the Company: (i) acquired a controlling interest in Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment), and (iv) completed the acquisition of AirDefense, Inc. (part of the Enterprise Mobility Solutions segment).

52	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Capital Expenditures:     Capital expenditures were $275 million in 2009, compared to $504 million in 2008 and $527 million in 2007. The Company's emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

        Sales of Investments and Businesses:     The Company received $315 million in proceeds from the sales of investments and businesses in 2009, compared to proceeds of $93 million in 2008 and proceeds of $411 million in 2007. The $315 million in proceeds in 2009 was primarily related to: (i) the sale of the Company's former biometrics business, which was sold during the first quarter of 2009, and (ii) proceeds received in connection with the sales of certain of the Company's equity investments. The $93 million in proceeds in 2008 was primarily comprised of net proceeds received in connection with the sales of certain of the Company's equity investments.

        Short-Term Investments:     At December 31, 2009, the Company had $2 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $225 million of short-term investments at December 31, 2008.

        Investments:     In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At December 31, 2009, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $147 million, comprised of a cost basis of $37 million and a net unrealized gain of $110 million. At December 31, 2008, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $117 million, comprised of a cost basis of $114 million and a net unrealized gain of $3 million.

Financing Activities

        Net cash used for financing activities was $210 million in 2009, compared to $645 million used in 2008 and $3.3 billion used in 2007. Cash used for financing activities in 2009 was primarily: (i) $132 million of cash used for the repurchase of long-term debt, (ii) $114 million of cash used to pay dividends, and (iii) $86 million of cash used for the repayment of short-term borrowings, partially offset by $116 million of cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan.

        Cash used for financing activities in 2008 was primarily: (i) $453 million of cash used to pay dividends, (ii) $225 million of cash used for the repayment and repurchase of debt, (iii) $138 million of cash used to purchase approximately 9.0 million shares of the Company's common stock under the share repurchase program, all during the first quarter of 2008, (iv) $90 million in distributions to discontinued operations, and (v) $50 million of net cash used for the repayment of short-term borrowings, partially offset by: (i) $158 million of proceeds from the termination of interest rate swaps, and (ii) $145 million of net cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan.

        Short-Term Debt:     At December 31, 2009, the Company's outstanding notes payable and current portion of long-term debt was $536 million, compared to $92 million at December 31, 2008. During the fourth quarter of 2009, $527 million of 7.625% Senior Notes due November 15, 2010 were reclassified to current portion of long-term debt.

        Net cash used for the repayment of short-term borrowings was $86 million in 2009, compared to repayment of $50 million of short-term borrowings in 2008.

        In March 2008, the Company repaid, at maturity, the entire $114 million outstanding of 6.50% Senior Notes due March 1, 2008. In October 2008, the Company repaid, at maturity, the entire $84 million outstanding of 5.80% Notes due October 15, 2008.

        Long-term Debt:     At December 31, 2009, the Company had outstanding long-term debt of $3.4 billion, compared to $4.1 billion outstanding at December 31, 2008.

        During the first quarter of 2009, the Company repurchased $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of 7.50% Debentures due 2025 (the "2025 Debentures"), (ii) $20 million of the $399 million then outstanding of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53

6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the consolidated statements of operations.

        In December 2008, the Company completed the open market purchase of $42 million of the $400 million then outstanding of the 2025 Debentures. The $42 million principal amount of 2025 Debentures was purchased for an aggregate purchase price of approximately $28 million, including accrued interest. During 2008, the Company recognized a gain of approximately $14 million related to this open market purchase in Other within Other income (expense) in the consolidated statements of operations.

        The Company believes that it will be able to maintain sufficient access to the capital markets, though there may be periods of time when access to the capital markets is limited for all issuers. As a "split rated credit", the Company's ability to issue long-term debt may be limited. The market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. As a result, it may be more difficult for the Company to quickly access the long-term debt market and any debt issued may be more costly, which may impact the Company's operating and financial flexibility.

        The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Share Repurchase Program:     During 2009, the Company did not repurchase any of its common shares. During 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares of the Company's common stock at an average price of $15.32, all of which shares were repurchased during the first quarter. Through actions taken in July 2006 and March 2007, the Board of Directors had authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period of time. This authorization expired in June 2009 and was not renewed. The Company has not repurchased any shares since the first quarter of 2008. All repurchased shares have been retired.

        Payment of Dividends:     During 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company's common stock.

        Credit Ratings:     Three independent credit rating agencies, Fitch Ratings ("Fitch"), Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), assign ratings to the Company's public market debt. The following chart reflects the current ratings assigned to the Company's senior unsecured non-credit enhanced long-term debt and the Company's commercial paper by each of these agencies.

Name of Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Date and Recent Actions Taken

Fitch	BBB-	F-3	February 3, 2009, downgraded long-term debt to BBB- (negative outlook) from BBB (negative outlook) and downgraded short-term debt to F-3 (negative outlook) from F-2 (negative outlook).
Moody's	Baa3	P-3	February 3, 2009, downgraded long-term debt to Baa3 (negative outlook) from Baa2 (review for downgrade) and downgraded short-term debt to P-3 (negative outlook) from P-2 (review for downgrade).
S&P	BB+	—	December 5, 2008, downgraded long-term debt to BB+ (stable outlook) from BBB (credit watch negative) and withdrew the rating on commercial paper.

        Since the Company has investment grade ratings from Fitch and Moody's and a non-investment grade rating from S&P, it is referred to as a "split-rated credit."

54	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Facilities

        In June 2009, the Company elected to amend its domestic syndicated revolving credit facility (as amended from time to time, the "Credit Facility") that is scheduled to mature in December 2011. In light of the uncertainties in the macroeconomic environment and resulting capital market dislocations, the Company believed it was prudent to restructure the Credit Facility to facilitate ongoing access to incremental liquidity. As part of the amendment, the Company reduced the size of the Credit Facility to the lesser of: (i) $1.5 billion, or (ii) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elects to borrow under the Credit Facility, only then and not before, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. As amended, the Credit Facility does not require the Company to meet any financial covenants unless remaining availability under the Credit Facility is less than $225 million. In addition, until borrowings are made under the Credit Facility, the Company is able to use its working capital assets in any capacity in conjunction with other capital market funding alternatives that may be available to the Company. The Company has never borrowed under this Credit Facility or predecessor syndicated revolving credit facilities.

Contractual Obligations and Other Purchase Commitments

        Summarized in the table below are the Company's obligations and commitments to make future payments under long-term debt obligations (assuming earliest possible exercise of put rights by holders), lease obligations, purchase obligations and tax obligations as of December 31, 2009.

	Payments Due by Period
(in millions)	Total	2010	2011	2012	2013	2014	Uncertain Timeframe	Thereafter

Long-Term Debt Obligations	$3,852	$531	$604	$405	$5	$4	$—	$2,303
Lease Obligations	668	208	161	109	59	38	—	93
Purchase Obligations	622	442	123	38	8	11	—	—
Tax Obligations	466	125	—	—	—	—	341	—

Total Contractual Obligations	$5,608	$1,306	$888	$552	$72	$53	$341	$2,396

Amounts included represent firm, non-cancelable commitments.

        Long-Term Debt Obligations:     The Company's long-term debt obligations, including the current portion of long-term debt, totaled $3.9 billion at December 31, 2009, compared to $4.1 billion at December 31, 2008. A table of all outstanding long-term debt securities can be found in Note 4, "Debt and Credit Facilities," to the Company's consolidated financial statements.

        Lease Obligations:     The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment, principally under non-cancelable operating leases. At December 31, 2009, future minimum lease obligations, net of minimum sublease rentals, totaled $668 million. Rental expense, net of sublease income, was $153 million in 2009, $181 million in 2008 and $231 million in 2007.

        Purchase Obligations:     The Company has entered into agreements for the purchase of inventory, license of software, promotional activities, and research and development, which are firm commitments and are not cancelable. At December 31, 2009, the Company's obligations in connection with these agreements run through 2014, and the total payments expected to be made under these agreements total $622 million during that period.

        The Company enters into a number of arrangements for the sourcing of supplies and materials with take-or-pay obligations. The Company's obligations with these suppliers run through 2013 and total a minimum purchase obligation of $161 million during that period. The Company does not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

        Tax Obligations:     The Company has approximately $466 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of the Company's global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	55

excluding changes to valuation allowances are estimated to be in the range of $0 to $225 million, with cash payments not expected to exceed $125 million.

        Commitments Under Other Long-Term Agreements:     The Company has entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers. Most of the agreements extend for periods of one to three years (three to five years for software). Generally, these agreements do not obligate the Company to make any purchases, and many permit the Company to terminate the agreement with advance notice (usually ranging from 60 to 180 days). If the Company were to terminate these agreements, it generally would be liable for certain termination charges, typically based on work performed and supplier on-hand inventory and raw materials attributable to canceled orders. The Company's liability would only arise in the event it terminates the agreements for reasons other than "cause."

        The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. At December 31, 2009, the total remaining payments under these contracts are approximately $728 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.

        As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as "Performance Bonds"), primarily relating to projects of the Enterprise Mobility Solutions and Home and Networks Mobility segments. These Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the Performance Bond only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. In its long history, it has been rare for the Company to have a Performance Bond drawn upon. At December 31, 2009, outstanding Performance Bonds totaled approximately $1.9 billion, compared to $1.8 billion at the end of 2008. As a result of the Company's current credit ratings, issuers of these Performance Bonds may be less likely to provide Performance Bonds on the Company's behalf in the future, unless the Company provides collateral. These limitations on issuance may apply to the renewal and extension of existing Performance Bonds, as well as the issuance of new Performance Bonds. Such collateral requirements could result in less liquidity for other operational needs. Also, as a result of the Company's current credit ratings, there has been an increase in the cost of issuance of Performance Bonds.

        Off-Balance Sheet Arrangements:     Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Long-term Customer Financing Commitments

        Outstanding Commitments:     Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with terms greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $406 million at December 31, 2009, compared to $370 million at December 31, 2008. Of these amounts, $13 million was supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2009, compared to $266 supported at December 31, 2008. The majority of the outstanding commitments at December 31, 2009 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        Guarantees of Third-Party Debt:     In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million at December 31, 2009, compared to $43 million at December 31, 2008 (including $27 million and $23 million at December 31, 2009 and 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million at December 31, 2009, compared to

56	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$6 million at December 31, 2008 (including $2 million and $4 million at December 31, 2009 and 2008, respectively, relating to the sale of short-term receivables).

        Outstanding Long-Term Receivables:     The Company had net long-term receivables of $145 million, (net of allowances for losses of $9 million) at December 31, 2009, compared to net long-term receivables of $162 million (net of allowances for losses of $7 million) at December 31, 2008. These long-term receivables are generally interest bearing, with interest rates ranging from 4% to 12%.

Sales of Receivables

        From time to time, the Company sells accounts receivable and long-term receivables in transactions that qualify as "true-sales." Certain of these accounts receivable and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

        At December 31, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $60 million was utilized. At December 31, 2008 and 2007, the Company had $532 million and $1.4 billion, respectively, of committed revolving facilities for the sale of accounts receivable, of which $497 and $817 million, respectively, were utilized. In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term financing receivables primarily for a single customer, of which $262 million was utilized. At December 31, 2009, the Company had no significant committed facilities for the sale of long-term receivables. During the first quarter of 2009, a $400 million committed accounts receivable facility expired and was not renewed. During the second quarter of 2009, a $132 million committed accounts receivable facility was terminated. In June 2009, the Company initiated a new $200 million committed revolving domestic accounts receivable facility.

        In 2009, the Company made a strategic decision to significantly reduce its volume of accounts receivables sold. Accordingly, although the capacity of committed accounts receivable facilities is much lower than previous levels, the Company is not currently capacity constrained in its ability to sell receivables. However, if the Company elects to significantly increase the volume of receivables sold in the future or if the creditworthiness of the Company's customers declines, the Company could be capacity constrained in the future.

        Total sales of accounts receivable and long-term receivables were $1.3 billion during 2009 (including $1.2 billion of sales of accounts receivable), compared to $3.7 billion during 2008 (including $3.4 billion of sales of accounts receivable) and $4.9 billion during 2007 (including sales of $4.7 billion of accounts receivable). At December 31, 2009, the Company retained servicing obligations for $195 million of sold accounts receivables and $297 million of long-term receivables, compared to $621 million of accounts receivables and $400 million of long-term receivables at December 31, 2008.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $27 million at December 31, 2009, compared to $23 million at December 31, 2008.

Adequate Internal Funding Resources

        The Company believes that it has adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents, short-term investments and Sigma Fund balances in the U.S. and the ability to repatriate such funds from foreign jurisdictions.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	57

        Indemnification Provisions:     In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances the Company may have recourse against third parties for certain payments made by the Company.

        Legal Matters:     The Company is a defendant in various lawsuits, claims and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Segment Information

        The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, "Information by Segment and Geographic Region," to the Company's consolidated financial statements. Net sales and operating results for the Company's three operating business segments for 2009, 2008 and 2007 are presented below.

Mobile Devices Segment

        The Mobile Devices segment designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property. In 2009, the segment's net sales represented 32% of the Company's consolidated net sales, compared to 40% in 2008 and 52% in 2007.

	Years Ended December 31			Percent Change
(Dollars in millions)	2009	2008	2007	2009—2008	2008—2007

Segment net sales	$7,146	$12,099	$18,988	(41)%	(36)%
Operating earnings (loss)	(1,077)	(2,199)	(1,201)	(51)%	83%

Segment Results—2009 Compared to 2008

        In 2009, the segment's net sales were $7.1 billion, a decrease of 41% compared to net sales of $12.1 billion in 2008. The 41% decrease in net sales was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in average selling price ("ASP"). The segment's net sales were negatively impacted by reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment's limited product offerings in very low-tier products. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technology. On a geographic basis, net sales decreased substantially in Latin America, the Europe, Middle East and African region ("EMEA") and Asia and, to a lesser extent, decreased in North America.

        The segment incurred an operating loss of $1.1 billion in 2009, an improvement of 51% compared to an operating loss of $2.2 billion in 2008. The decrease in the operating loss was primarily due to decreases in: (i) selling, general and administrative ("SG&A") expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) research and development ("R&D") expenditures, reflecting savings from cost-reduction initiatives, (iii) lower excess inventory and other related charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (iv) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a purchase commitment, partially offset by a decrease in gross margin, driven by the 41% decrease in net sales. As a percentage of net sales in 2009 as compared to 2008, gross margin and R&D expenditures increased and SG&A expenses decreased.

        The segment's industry typically experiences short life cycles for new products. Therefore, it is vital to the segment's success that new, compelling products are continually introduced. Accordingly, a strong commitment to

58	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

R&D is required and, even amidst challenging global economic conditions, the segment will continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth.

        The segment's backlog (excluding any deferred revenue) was $409 million at December 31, 2009, compared to $290 million at December 31, 2008. This increase in backlog is primarily due to an increase in orders in North America, particularly for 3G products, including smartphones.

        Unit shipments in 2009 were 55.1 million units, a 45% decrease compared to shipments of 100.1 million units in 2008. The overall decrease reflects decreased unit shipments of products for GSM, CDMA and 3G technologies, partially offset by an increase in unit shipments of products for iDEN technology. For the full year 2009, unit shipments decreased substantially in Latin America, EMEA and Asia and, to a lesser extent, decreased in North America. While total unit shipments in the worldwide handset market decreased by approximately 6% in 2009, unit shipments by the segment decreased by a significantly higher percentage than the overall market decline.

        In 2009, ASP increased approximately 8% compared to 2008. The overall increase in ASP was driven primarily by changes in the product tier and geographic mix of sales, particularly in the fourth quarter of 2009 when the segment shipped approximately two million Android-powered smartphones. By comparison, ASP was flat in 2008 and decreased approximately 9% in 2007. ASP is impacted by numerous factors, including product mix, geographic mix, market conditions and competitive product offerings, and ASP trends often vary over time.

        The segment has several large customers located throughout the world. In 2009, aggregate net sales to the segment's five largest customers accounted for approximately 54% of the segment's net sales. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 21% of the segment's net sales. The loss of any of the segment's key customers could have a significant impact on the segment's business.

        Although the U.S. market continued to be the segment's largest individual market, many of our customers, and 42% of the segment's 2009 net sales, are outside the U.S. In 2009, the largest of these international markets were Brazil, China, Mexico and Korea.

Segment Results—2008 Compared to 2007

        In 2008, the segment's net sales were $12.1 billion, a decrease of 36% compared to net sales of $19.0 billion in 2007. The 36% decrease in net sales was primarily driven by a 37% decrease in unit shipments. The segment's net sales were negatively impacted by the segment's limited product offerings in critical market segments, particularly 3G products, including smartphones, as well as very low-tier products. In addition, the segment's net sales were impacted by the global economic downturn in the second half of 2008, which resulted in the slowing of end user demand. On a product technology basis, net sales decreased substantially for GSM and CDMA technologies and, to a lesser extent, decreased for iDEN and 3G technologies. On a geographic basis, net sales decreased substantially in North America, EMEA and Asia and, to a lesser extent, decreased in Latin America.

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

        The segment's backlog (excluding deferred revenues) was $290 million at December 31, 2008, compared to $647 million at December 31, 2007. This decrease in backlog is primarily due to a decline in customer demand, primarily driven by the segment's limited product portfolio, as well as the global economic downturn.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	59

        In 2008, ASP was flat compared to 2007. By comparison, ASP decreased approximately 9% in 2007 and decreased approximately 11% in 2006.

        The segment has several large customers located throughout the world. In 2008, aggregate net sales to the segment's five largest customers accounted for approximately 41% of the segment's net sales. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which accounted for approximately 24% of the segment's net sales in 2008.

        Although the U.S. market continued to be the segment's largest individual market, many of our customers, and 56% of the segment's 2008 net sales, were outside the U.S. In 2008, the largest of these international markets were Brazil, China and Mexico.

        As the segment's revenue transactions are largely denominated in local currencies, we are impacted by the weakening in the value of these local currencies against the U.S. dollar. A number of our more significant international markets, particularly in Latin America, were impacted by this trend in late 2008.

Home and Networks Mobility Segment

        The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the "home business"), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the "network business"). In 2009, the segment's net sales represented 36% of the Company's consolidated net sales, compared to 33% in 2008 and 27% in 2007.

	Years Ended December 31			Percent Change
(Dollars in millions)	2009	2008	2007	2009—2008	2008—2007

Segment net sales	$7,963	$10,086	$10,014	(21)%	1%
Operating earnings	558	918	709	(39)%	29%

Segment Results—2009 Compared to 2008

        In 2009, the segment's net sales were $8.0 billion, a decrease of 21% compared to net sales of $10.1 billion in 2008. The 21% decrease in net sales reflects a 22% decrease in net sales in the networks business and a 21% decrease in net sales in the home business. The 22% decrease in net sales in the networks business was primarily driven by lower net sales of GSM, CDMA, UMTS and iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. The 21% decrease in net sales in the home business was primarily driven by a 24% decrease in net sales of digital entertainment devices, reflecting: (i) an 18% decrease in shipments of digital entertainment devices, primarily due to lower shipments to large cable and telecommunications operators in North America as a result of macroeconomic conditions, and (ii) a lower ASP due to an unfavorable shift in product mix. The segment shipped 14.7 million digital entertainment devices in 2009, compared to 18.0 million shipped in 2008.

        On a geographic basis, the 21% decrease in net sales was driven by lower net sales in all regions. The decrease in net sales in North America was primarily due to: (i) lower net sales in the home business, and (ii) lower net sales of CDMA and iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales of WiMAX products and higher net sales in the home business. The decrease in net sales in Asia was primarily driven by lower net sales of GSM, UMTS and CDMA infrastructure equipment, partially offset by higher net sales in the home business. The decrease in net sales in Latin America was primarily due to: (i) lower net sales in the home business, and (ii) lower net sales of iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. Net sales in North America accounted for approximately 51% of the segment's total net sales in 2009, compared to approximately 50% of the segment's total net sales in 2008.

60	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The segment had operating earnings of $558 million in 2009, a decrease of 39% compared to operating earnings of $918 million in 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 21% decrease in net sales, partially offset by a favorable product mix. Also contributing to the decrease in operating earnings was: (i) a $75 million charge related to a legal settlement, and (ii) $39 million of charges related to a facility impairment. These factors were partially offset by decreases in both R&D expenditures and SG&A expenses, reflecting savings from cost-reduction initiatives. As a percentage of net sales in 2009 as compared to 2008, gross margin, SG&A expenses and R&D expenditures increased. The segment's gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

        Due to the nature of the segment's business, many of the agreements the segment enters into are long-term contracts that require sizeable investments by our customers. The segment is dependent upon a small number of customers for a significant portion of its sales. In both 2009 and 2008, sales to the segment's top five customers represented approximately 45% of the segment's net sales. The loss of one of these major customers could have a significant impact on the segment's business and, because many of these contracts are long-term in nature, could impact revenue and earnings over several quarters. The segment's backlog was $2.1 billion at December 31, 2009, compared to $2.3 billion at December 31, 2008.

        In the home business, demand for the segment's products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. In 2009, our digital video customers in North America decreased their purchases of the segment's products and services, primarily driven by the difficult macroeconomic conditions that forced them to reduce their capital expenditures. The reduction in purchases was also driven by the introduction of low-end digital adapters by Motorola and our competitors.

        In the networks business, the segment has been a long-standing proponent of WiMAX and is now commercially deploying this technology to multiple customers on a global basis. The segment has signed trial agreements for infrastructure equipment utilizing LTE technology. LTE has widespread industry support, not only from current GSM/UMTS operators, but also from CDMA/EV-DO based carriers.

Segment Results—2008 Compared to 2007

        In 2008, the segment's net sales were $10.1 billion, an increase of 1% compared to net sales of $10.0 billion in 2007. The 1% increase in net sales primarily reflected a 16% increase in net sales in the home business, partially offset by an 11% decrease in net sales in the networks business. The 16% increase in net sales in the home business was primarily driven by a 17% increase in net sales of digital entertainment devices, reflecting a 19% increase in unit shipments to 18.0 million units, partially offset by lower ASP due to product mix shift and pricing pressure. The 11% decrease in net sales in the networks business was primarily driven by: (i) the absence of net sales by the Company's former embedded communication computing group ("ECC") that was divested at the end of 2007, and (ii) lower net sales of iDEN, GSM and CDMA infrastructure equipment, partially offset by higher net sales of UMTS infrastructure equipment.

        On a geographic basis, the 1% increase in net sales was primarily driven by higher net sales in Latin America and Asia, partially offset by lower net sales in North America. The increase in net sales in Latin America was primarily due to higher net sales in the home business. The increase in net sales in Asia was primarily driven by higher net sales of UMTS and CDMA infrastructure equipment, partially offset by lower net sales of GSM infrastructure. The decrease in net sales in North America was primarily due to lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales in the home business. Net sales in North America accounted for approximately 50% of the segment's total net sales in 2008, compared to approximately 52% of the segment's total net sales in 2007. The regional shift in 2008 as compared to 2007 reflected a 5% aggregate growth in net sales outside of North America and a 3% decline in net sales in North America.

        The segment had operating earnings of $918 million in 2008, an increase of 29% compared to operating earnings of $709 million in 2007. The increase in operating earnings was primarily due to: (i) decreases in both SG&A and R&D expenditures, primarily related to savings from cost-reduction initiatives, and (ii) a decrease in reorganization of business charges, relating primarily to lower employee severance costs. These factors were partially offset by a decrease in gross margin, primarily due to: (i) an unfavorable product mix, and (ii) the absence of net sales by ECC. As a percentage of net sales in 2008 as compared to 2007, gross margin, SG&A expenses and R&D expenditures all decreased and operating margin increased.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	61

        In 2008, sales to the segment's top five customers represented approximately 45% of the segment's net sales. The segment's backlog was $2.3 billion at December 31, 2008, compared to $2.6 billion at December 31, 2007.

        In 2008, our digital video customers significantly increased their purchases of the segment's products and services, primarily due to increased demand for digital entertainment devices, particularly IP and HD/DVR devices.

        In February 2008, the segment acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD and Hangzhou Image Silicon (known collectively as Dahua Digital), a developer, manufacturer and marketer of cable set-tops and related low-cost integrated circuits for the emerging Chinese cable business. The acquisition helped the segment strengthen its position in the rapidly growing cable market in China.

Enterprise Mobility Solutions Segment

        The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market"). In 2009, the segment's net sales represented 32% of the Company's consolidated net sales, compared to 27% in 2008 and 21% in 2007.

	Years Ended December 31			Percent Change
(Dollars in millions)	2009	2008	2007	2009—2008	2008—2007

Segment net sales	$7,008	$8,093	$7,729	(13)%	5%
Operating earnings	1,057	1,496	1,213	(29)%	23%

Segment Results—2009 Compared to 2008

        In 2009, the segment's net sales were $7.0 billion, a decrease of 13% compared to net sales of $8.1 billion in 2008. The 13% decrease in net sales reflects a 21% decrease in net sales to the commercial enterprise market and a 10% decrease in net sales to the government and public safety market. The decrease in net sales to the commercial enterprise market reflects decreased net sales in all regions. The decrease in net sales to the government and public safety market was primarily driven by decreased net sales in EMEA, North America and Latin America, partially offset by higher net sales in Asia. The segment's overall net sales were lower in North America, EMEA and Latin America and higher in Asia

        The segment had operating earnings of $1.1 billion in 2009, a decrease of 29% compared to operating earnings of $1.5 billion in 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 13% decrease in net sales and an unfavorable product mix. Also contributing to the decrease in operating earnings was an increase in reorganization of business charges, relating primarily to higher employee severance costs. These factors were partially offset by decreased SG&A expenses and R&D expenditures, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in 2009 as compared 2008, gross margin decreased and R&D expenditures and SG&A expenses increased.

        Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 58% of the segment's net sales in 2009, compared to approximately 57% in 2008. The regional shift in 2009 as compared to 2008 reflects a 16% decline in net sales outside of North America and a 12% decline in net sales in North America. The segment's backlog was $2.4 billion at both December 31, 2009 and December 31, 2008.

        In our government and public safety market, we see a continued emphasis on mission-critical communication and homeland security solutions. In 2009, we led market innovation through the continued success of our MOTOTRBO line and the delivery of the APX™ family of products. While spending by end customers in the segment's government and public safety market is affected by government budgets at the national, state and local levels, we continue to see demand for large-scale mission critical communications systems. In 2009, we had significant wins across the globe, including several city and statewide communications systems in the United States, and continued success winning competitive projects with our TETRA systems in Europe, the Middle East

62	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and Asia. These larger systems are more complex and include a wide range of capabilities that our technological innovations are able to provide.

        Customers served within the commercial enterprise market continue to face challenging, yet stabilizing, economic trends. As these customers choose to purchase, upgrade and replace equipment in the future, they can choose from a variety of our product offerings. During the year, we announced the new MC9500, an industrial-class rugged mobile computer, our first of its kind "rack and rail" accessory for cost-effective and efficient back office management, as well as the MT2000 series of handheld barcode scanners that incorporates the benefits of a mobile computer.

        Customer budget constraints within all of the industries we serve have resulted in lower spending for the full year 2009 compared to 2008. However, we have recently been experiencing stable levels of demand and we believe that our comprehensive portfolio of products and services and market leadership make our Enterprise Mobility Solutions business well-positioned for growth as the worldwide economy begins to improve.

Segment Results—2008 Compared to 2007

        In 2008, the segment's net sales were $8.1 billion, an increase of 5% compared to net sales of $7.7 billion in 2007. The 5% increase in net sales reflects an 8% increase in net sales to the government and public safety market, partially offset by a 2% decrease in net sales to the commercial enterprise market. The increase in net sales to the government and public safety market was primarily driven by: (i) increased net sales outside of North America, and (ii) the net sales generated by Vertex Standard Co., Ltd., a business the Company acquired a controlling interest of in January 2008, partially offset by lower net sales in North America. On a geographic basis, the segment's net sales were higher in EMEA, Asia and Latin America and lower in North America.

        The segment had operating earnings of $1.5 billion in 2008, an increase of 23% compared to operating earnings of $1.2 billion in 2007. The increase in operating earnings was primarily due to an increase in gross margin, driven by: (i) the 5% increase in net sales, (ii) a favorable product mix, (iii) the absence in 2008 of an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. ("Symbol") during the first quarter of 2007, and (iv) a decrease in SG&A expenses, primarily related to savings from cost-reduction initiatives. The increase in gross margin was partially offset by increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in 2008 as compared to 2007, gross margin, R&D expenditures and operating margin increased, and SG&A expenses decreased.

        Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 57% of the segment's net sales in 2008, compared to approximately 62% in 2007. The regional shift in 2008 as compared to 2007 reflects 19% growth in net sales outside of North America and a 4% decline in net sales in North America. The segment's backlog was $2.4 billion at December 31, 2008, compared to $2.3 billion at December 31, 2007.

        During 2008, the segment also: (i) acquired a controlling interest in Vertex Standard Co., Ltd., a global provider of two-way radio communication solutions, and (ii) completed the acquisition of AirDefense Inc., a leading wireless local area network (WLAN) security provider.

Significant Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

        Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

  —
  Revenue recognition

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	63
  —
  Inventory valuation

  —
  Income taxes

  —
  Valuation of Sigma Fund and investment portfolios

  —
  Restructuring activities

  —
  Retirement-related benefits

  —
  Valuation and recoverability of goodwill and long-lived assets

Revenue Recognition

        The Company's arrangements with customers may differ in nature and complexity and may contain multiple deliverables, including products, equipment, services and software that may be essential to the functionality of the other deliverables, requiring the Company to make judgments and estimates in recognizing revenues.

        Product and equipment sales may contain discounts, price protection, return provisions and other customer incentives. The Company's recorded revenues are reduced by allowances for these items at the time the sales are recorded. The allowances are based on management's best estimate of the amount of allowances that the customer will ultimately earn based on historical experience and taking into account the type of products sold, the type of customer and the type of transaction specific to each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

        The Company's long-term contracts may involve the design, engineering, manufacturing and installation of wireless and wireline networks and two-way radio voice and data systems. These systems are designed to meet specific customer requirements and specifications and generally require extended periods to complete. If the Company can reliably estimate revenues and contract costs and the technology is considered proven, revenue is recognized under the percentage of completion method as work progresses towards completion; otherwise, the revenue is recognized under the completed contract method. Estimates of contract revenues, contract costs and progress towards completion are based on estimates that consider historical experience and other factors believed to be relevant under the circumstances. Management regularly reviews these estimates and considers the impact of recurring business risks and uncertainties inherent in the contracts, such as system performance and implementation delays due to factors within or outside the control of management.

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

        Changes in cost estimates and the fair values of certain deliverables could negatively impact the Company's operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

64	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        At December 31, 2009 and 2008, Inventories consisted of the following:

December 31	2009	2008

Finished goods	$1,062	$1,710
Work-in-process and production materials	1,062	1,709

	2,124	3,419
Less inventory reserves	(816)	(760)

	$1,308	$2,659

        The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, the Company's inventory reserves represented 38% of the gross inventory balance at December 31, 2009, compared to 22% of the gross inventory balance at December 31, 2008. The Company has inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.

        If future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Income Taxes

        The Company's effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company's quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company's quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. The Company considers the resolution of prior-year tax matters to be such items. Significant judgment is required in determining the Company's effective tax rate and in evaluating its tax positions. The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of the position. The Company adjusts these reserves in light of changing facts and circumstances.

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

        The Company accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	65

        The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2009, the Company's U.S operations had generated three consecutive years of pre-tax losses, which are attributable to the financial performance of the Mobile Devices segment. During 2007, 2008 and 2009, the Home and Networks Mobility and Enterprise Mobility Solution businesses were profitable in the U.S. and worldwide. Because of the losses at Mobile Devices, the Company believes that the weight of negative historical evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the other businesses, the Company believes that the weight of positive historical evidence allows it to include forecasted income from the other businesses in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. During 2008, the Company recorded a partial valuation allowance of $2.1 billion against a portion of its U.S. tax carryforwards that were more likely than not to expire. During 2009, the Company increased its U.S. valuation allowance by $90 million, primarily relating to capital losses realized from the disposition of a subsidiary, which is accounted for as part of discontinued operations, offset by a decrease in the valuation allowance for refundable general business credits. The Company recorded additional valuation allowances relating to tax carryforwards and deferred tax assets of non-U.S. subsidiaries, including Brazil and Mexico, that the Company believes are more likely than not to expire or go unused.

        The Company has a total deferred tax asset valuation allowance of approximately $2.9 billion against net deferred tax assets of approximately $6.2 billion as of December 31, 2009, compared to total deferred tax asset valuation allowance of approximately $2.7 billion against net deferred tax assets of approximately $6.2 billion as of December 31, 2008.

        Management believes its assumptions about the future performance of the Home and Networks Mobility and Enterprise Mobility Solutions businesses and the ability of the Company to generate sufficient future taxable income to realize the remaining deferred tax assets are reasonable. If the Home and Networks Mobility and Enterprise Mobility Solutions businesses do not meet these future forecasts or if the Company no longer deems certain tax planning strategies prudent or feasible due to changes in circumstances not currently contemplated, additional valuation allowances may be required in future periods.

Valuation of Sigma Fund and Investment Portfolios

        The Company and its wholly-owned subsidiaries invest a significant portion of their U.S. dollar-denominated cash in a fund (the "Sigma Fund") that is designed to provide investment returns similar to a money market fund. Investments in Sigma Fund are carried at fair value. Investments not held in Sigma Fund generally consist of equity and debt securities, which are classified as available-for-sale and are carried at fair value.

        Fair value is determined in accordance with the authoritative guidance for fair value measurement and disclosures.

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

66	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Activities

        The Company maintains a formal Involuntary Severance Plan (the "Severance Plan"), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, the Company amended and restated the Severance Plan. Under the amended Severance Plan, severance benefits will be paid in bi-weekly installments to impacted employees rather than in lump sum payments. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

Retirement Benefits

        The Company's noncontributory pension plan (the "Regular Pension Plan") covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, Ireland, Japan and Korea (the "Non-U.S. Plans"). Other pension plans are not material to the Company either individually or in the aggregate.

        The Company also has a noncontributory supplemental retirement benefit plan (the "Officers' Plan") for its elected officers. The Officers' Plan contains provisions for vesting and funding the participants' expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers' Plan as of December 31, 1999 had the option to remain in the Officers' Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, newly elected officers are not eligible to participate in the Officers' Plan. Effective June 30, 2005, salaries were frozen for this plan.

        The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan ("MSPP"), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who are covered under the Officers' Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the "Cap") or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee's MSPP benefit for all future years will be the greater of: (i) such employee's eligible compensation as of January 1, 2007 (frozen at that amount), or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was frozen to new participants unless such participation was due to a prior contractual entitlement.

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

        In December 2008, the Company amended the Regular Pension Plan, the Officers' Plan and the MSPP (collectively, the "2008 Amended Pension Plans") such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit. In 2008, the Company recognized a $237 million curtailment gain associated with this plan amendment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	67

        Certain healthcare benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the "Postretirement Health Care Benefits Plan"). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan has been closed to new participants.

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

        There are various assumptions used in calculating the net periodic benefit expense and related benefit obligations. One of these assumptions is the expected long-term rate of return on plan assets. The required use of the expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years.

        The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company's investment return assumptions for the Regular Pension Plan and Postretirement Healthcare Benefits Plan were 8.25% and 8.5% for 2009 and 2008, respectively. The investment return assumption for the Officers' Plan was 6% in both 2009 and 2008. At December 31, 2008, the Regular Pension Plan and the Postretirement Health Care Benefits Plan investment portfolios were predominantly equity investments and the Officers' Plan investment portfolio was predominantly fixed-income securities.

        A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company's discount rates for measuring its U.S. pension obligations were 6% and 6.75% at December 2009 and 2008, respectively. The Company's discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 5.75% and 6.75% at December 31, 2009 and 2008, respectively.

        A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. The Company's 2009 and 2008 rate for future compensation increase for the Regular Pension Plan and Officers' Plan was 0%, as the salaries to be utilized for calculation of benefits under these plans have been frozen. For the Postretirement Health Care Benefits Plan, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2009 accumulated postretirement benefit obligation is 8.5% for 2010, with a declining trend rate of about 0.7% each year until it reaches 5% by 2015, with a flat 5% rate for 2015 and beyond.

        For the year ended December 31, 2009, the Company recognized net periodic pension expense of $72 million related to its U.S. pension plans. For the year ended December 31, 2008, the Company recognized net periodic pension expense for its U.S. pension plans of $64 million and a $237 million curtailment gain related to the plan amendments that were effective March 1, 2009. Cash contributions of $90 million were made to the U.S. pension plans during 2009. The Company expects to make cash contributions of approximately $150 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans during 2010.

        The Company recognized net postretirement health care expense of $20 million and $15 million for the years ended December 31, 2009 and 2008, respectively. No cash contributions were made to this plan in 2009. The Company expects to make no cash contributions to the Postretirement Health Care Benefits Plan in 2010.

        The Company maintains a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the

68	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

employees that split the policy benefits between the Company and the employee. Motorola owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola endorsed a portion of the death benefits to the employee and, upon the death of the employee, the employee's beneficiary typically receives the designated portion of the death benefit directly from the insurance company and the Company receives the remainder of the death benefit. The Company adopted new accounting guidance on Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" as of January 1, 2008. This guidance requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit has not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of this new guidance, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees' expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Accumulated other comprehensive income (loss) in the amounts of $4 million and $41 million, respectively, in the Company's consolidated statement of stockholders' equity. It is currently expected that minimal, if any, further cash payments will be required to fund these policies.

        The net periodic pension cost for these split-dollar life insurance arrangements was $6 million for both the years ended December 31, 2009 and 2008. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees' expected retirement date of $48 million and $47 million as of December 31, 2009 and December 31, 2008, respectively.

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

        The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components shall be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. As such, the Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Enterprise Mobility Solutions segment, the Company has identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. For the Home and Networks Mobility segment, the Company has identified two reporting units, the Home reporting unit and the Networks reporting unit.

        The goodwill impairment test is a two step analysis. In Step One, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, the Company performs Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	69

        The following describes the valuation methodologies used to derive the fair value of the reporting units.

  •
  Income Approach:  To determine fair value, the Company discounts the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, the Company uses a terminal value approach. Under this approach, the Company uses estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusts it to estimate a normalized cash flow, applies a perpetuity growth assumption and discounts it by a perpetuity discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.

  •
  Market-Based Approach:  To corroborate the results of the income approach described above, the Company estimated the fair value of its reporting units using several market-based approaches, including the value that is derived based on the Company's consolidated stock price as described above. The Company also uses the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

        The determination of fair value of the reporting units and assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. For the Home, Networks, Government and Public Safety and Enterprise Mobility reporting units, the Company assigned discount rates ranging from 12.5% to 13.5% in 2009 and 13.0% to 14.0% in 2008. The Company assigned a discount rate of 17.5% to the Mobile Devices reporting unit in 2009 and, commensurate with development stage enterprises or turnaround opportunities, 25% in 2008. The Company believes this rate reflects the inherent uncertainties of the Mobile Devices reporting unit's projected cash flows. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable.

        The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate publicly traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units. If a heavier weighting was placed on the market-based approach, a higher fair value would have been determined for all reporting units except Enterprise Mobility.

        Based on the results of our 2009 annual assessment of the recoverability goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

        The calculated fair values of the Networks, Government and Public Safety, Enterprise Mobility and Mobile Devices reporting units were significantly in excess of their respective book values. The calculated fair value of the Home reporting unit exceeded its book value by 10%, which is significantly lower than in prior years. This is the result of a lower calculated fair value in 2009 compared to prior years.

        In assessing the reasonableness of the calculated fair value of the Home reporting unit, the Company determined that the discount rate used to determine fair value would need to be increased by over 2% for the Home reporting unit before its calculated fair value would be less than its book value. The Company does not believe the resulting discount rate would be reasonable relative to the risks associated with the future cash flows of this business. The Company also determined that the terminal growth rate used to determine fair value would need to decline from 3% to below 1% before its calculated fair value would be less than its book value. This growth rate would not be reasonable given the historical growth of the Home reporting unit's business nor the industry expectations of the growth in the reporting unit's markets. Finally, a heavier weighting on the market-based approach would increase the calculated fair value of the reporting unit. Therefore, the Company believes the inputs and assumptions used in determining the fair value of the Home reporting unit are reasonable.

        Differences in the Company's actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each reporting unit, as well as a decline in the Company's stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges.

70	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Following is a discussion of the goodwill impairment charges recorded for the year ended December 31, 2008.

        During the fourth quarter of 2008, the Company experienced a sustained, significant decline in its stock price that reduced the market capitalization below the book value of the Company. The reduced market capitalization reflected the macroeconomic declines coupled with the market view on the performance of the Mobile Devices reporting unit. The Company considered this decline in its stock price in the impairment assessment.

        Based on the results of Step One of our 2008 assessment of the recoverability goodwill, the fair values of the Home, Networks and Government and Public Safety reporting units exceeded their carrying values, indicating that there was no impairment of goodwill at these reporting units.

        However, the fair values of the Enterprise Mobility and Mobile Devices reporting units were below their respective book values, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for these reporting units. The Company acquired the main components of the Enterprise Mobility reporting unit in 2007 at which time the book value and fair value of the reporting unit were the same. Because of this fact, the Enterprise Mobility reporting unit was most likely to experience a decline in its fair value below its book value as a result of lower values in the overall market and the deteriorating macroeconomic environment and the market's view of its near-term impact on the reporting unit. The decline in the fair value of the reporting unit, as measured in the fourth quarter of 2008, resulted from lower forecasted future cash flows for the reporting unit and an approximately 1% increase in the discount rate applied in the fourth quarter of 2008, as compared to forecasted future cash flows and the discount rate applied as of the fourth quarter of 2007. The lower cash flows, projected as of December 31, 2008, resulted from lower revenues and operating margins for future periods due to lower forecasted capital spending by the reporting unit's customers during 2009, compounded by the estimated growth from the lower revenue base in future periods. The discount rate applied during the fourth quarter of 2008, as compared to the rate applied during the fourth quarter of 2007, increased as a result of higher observed risk premiums in the market. The decline in the fair value of the Mobile Devices reporting unit below its book value is a result of the deteriorating macroeconomic environment, lower than expected sales and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit's future cash flows.

        The allocation of the fair value of the reporting units to individual assets and liabilities within the reporting units also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, definite-lived intangible assets, pre-paid assets, deferred taxes and current replacement costs for certain property, plant and equipment.

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

        The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company's stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual common stock. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.

        For the purpose of determining the implied control premium calculation in the overall goodwill analysis, the Company applied assumptions for determining the fair value of corporate assets. Corporate assets primarily consist of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, deferred tax assets and corporate facilities. Judgments about the fair value of corporate assets include, among others, an assumption that deferred tax assets should be discounted to reflect their economic lives, that a significant portion of the corporate assets are required to pay off debt, fund the Company's retirement obligations, meet the near term cash requirements of the Mobile Devices reporting unit, and market participants' perceptions of the likely restructuring costs, including severance and exit costs, that might be incurred if the Company's strategy is not successful. The results of the Company's impairment analysis result in an implied control premium commensurate with historical transactions observed in our industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	71

        Long-lived Assets:     Long-lived assets include property, plant and equipment, intangible assets, long-term prepaid assets and other non-current assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events which may indicate long-lived assets held for use may not be recoverable include, but are not limited to, a significant decrease in the market price of long-lived assets, a significant adverse change in the manner in which the Company utilizes a long-lived asset, a significant adverse change in the business climate, a recent history of operating or cash flow losses, or a current expectation that it is more likely than not that a long-lived asset will be sold or disposed of in the future. For impairment testing purposes, the Company groups its long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (the asset group).

        If the Company determines that a long-lived asset or asset group may not be recoverable, it compares the sum of the expected undiscounted future cash flows that the asset or asset group is expected to generate over the estimated remaining useful life of the asset or asset group to the asset or asset group's carrying value. If the sum of the expected undiscounted future cash flows exceeds the carrying amount of the asset or asset group, the asset or asset group is not considered impaired. However, if the sum of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, a loss is recognized for the difference between the fair value of the asset or asset group and the carrying value of the asset or asset group. The fair value of the asset or asset group is generally determined by discounting the expected future cash flows using a discount rate that is commensurate with the risk associated with the amount and timing of the expected future cash flows. Market-based or cost-based approaches to determining fair value may also be considered.

        No long-lived assets or asset groups held and used were tested for impairment during 2009. During 2008, the Company tested two asset groups for impairment. The first asset group was tested for impairment when it was determined that there was a more likely than not expectation that assets associated with a technology platform of the Enterprise Mobility segment would be disposed of or sold. This determination was made because the technology platform was no longer considered strategic to the Company. The Company determined that the expected future cash flows, which incorporated this change in the strategic direction of the platform, did not support its carrying amount. As a result, the assets, consisting primarily of intangible assets, were written down to their fair values. The Company recorded an impairment charge of $121 million during 2008 to reduce the carrying amount of the asset group to its fair value.

        During the fourth quarter of 2008, due to the continued operating losses of the Mobile Devices segment, the Company tested the long-lived assets of the Mobile Devices segment for impairment. The long-lived assets of the Mobile Devices segment consisted primarily of property, plant and equipment and long-term pre-paid licenses. The asset group also included elements of working capital, including inventory and accounts receivable. The Company considered future cash flows expected to be generated by the business and weighted them according to management's view of their probability-weighted outcomes. The sum of these probability-weighted undiscounted future cash flows indicated that the asset group was recoverable. As a result, no impairment of long-lived assets was recorded at the Mobile Devices segment. A significant assumption in the expected future cash flow forecast was that it was more likely than not that management will be successful in its plans to turn around the Mobile Devices business. The plan to turn around Mobile Devices includes a successful execution of the segment's software platform strategy and the Company's ability to execute its cost savings initiatives. Expectations of future cash flows could change if the Company determines it will not be successful in executing its plans to turn around the Mobile Devices business. Impairment charges of the long-lived assets of Mobile Devices could be required in future periods if the Company's expectations of future cash flows changes.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the new guidance, revenue may be allocated to the different elements in an arrangement based on relative estimated sales price. Also in October 2009, the FASB issued new accounting standards altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware's functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting this new guidance, but anticipates adopting the guidance prospectively in the first quarter of 2010 and, as a result, deferring less revenue under the new guidance than in prior periods.

72	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include: (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. This guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this guidance but does not expect adoption to have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company's involvement with a VIE affects its financial statements and exposure to risks. The guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this guidance but does not expect adoption to have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance effective with the issuance of its financial statements for the quarterly period ended July 4, 2009. The disclosures required by this guidance are included in Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."

        In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities. This guidance, which enhances the disclosure related to derivative instruments and hedging activities to improve the transparency of financial reporting, is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. The disclosures required by this guidance are included in Note 5 to the Consolidated Financial Statements, "Risk Management."

        In December 2007, the FASB issued new guidance related to the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. This guidance, which does not change the criteria for consolidating a partially owned entity, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective January 1, 2009. The adoption has not had a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued new guidance related to accounting for business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests and provides disclosure requirements related to business combinations, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective January 1, 2009, and has applied the guidance prospectively to business combinations with an effective date on or after January 1, 2009. The adoption has not had a material impact on the Company's consolidated financial statements.

Forward-Looking Statements

        Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	73

following headings: (1) "Mobile Device Segment," about: (a) market recovery and growth, including as related to smartphones, (b) customer inventory management and timing, (c) the impact of the segment's strategy, including the effect of open platforms, (d) opportunities for growth, (e) the impact from the loss of key customers, (f) the impact from the allocation and regulation of frequencies, (g) the impact of regulatory matters, (h) the availability of materials and components, energy supplies and labor, (i) the seasonality of the business, (j) the firmness of the segment's backlog, (k) the competitiveness of the patent portfolio, and (l) manufacturing locations; (2) "Home and Networks Mobility Segment," about: (a) the potential of the portfolio, including WiMAX and LTE, (b) customer spending, (c) 3G and 4G licenses, (d) the Company's involvement in market development, including China, (e) industry growth, (f) industry capital expenditures, (g) the impact of the segment's strategy, (h) strategic acquisitions and their impact, (i) the impact from the loss of key customers, (j) competition from new and existing competitors, (k) competitive position, (l) consolidation among providers, (m) the impact of regulatory matters, (n) the impact from the allocation and regulation of frequencies, (o) the availability of materials and components, energy supplies and labor, (p) the seasonality of the business, (q) the firmness of the segment's backlog, (r) the competitiveness of the patent portfolio, and (s) the impact of license agreement royalties; (3) "Enterprise Mobility Solutions segment," about: (a) industry growth and demand, including opportunities resulting from such growth, (b) industry spending, (c) the impact of the segment's strategy, (d) the impact from the loss of key customers, (e) competitive position, (f) increased competition, (g) the impact of regulatory matters, (h) the impact from the allocation and regulation of frequencies, (i) the availability of materials and components, energy supplies and labor, (j) the seasonality of the business, (k) the firmness of the segment's backlog, and (l) the competitiveness of the patent portfolio; (4) "Other Information," about: (a) the impact from the loss of key customers, (b) the firmness of the aggregate backlog position, and (c) the impact of research and development; (5) "Properties," about the consequences of a disruption in manufacturing; (6) "Legal Proceedings," about the ultimate disposition of pending legal matters and timing; (7) "Management's Discussion and Analysis," about: (a) market growth/contraction, demand, spending and resulting opportunities, (b) the success of our business strategy and portfolio, including separation, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) the Company's ability and cost to repatriate funds, (e) the impact of the timing and level of sales and the geographic location of such sales, (f) future cash contributions to pension plans or retiree health benefit plans, (g) the Company's ability to collect on its Sigma Fund and other investments, (h) outstanding commercial paper balances and purchase obligation payments, (i) the Company's ability and cost to access the capital markets, (j) the Company's ability to borrow under its credit facilities, (k) the Company's ability to retire outstanding debt, (l) the Company's ability and cost to obtain performance related bonds, (m) adequacy of resources to fund expected working capital and capital expenditure measurements, (n) expected payments pursuant to commitments under long-term agreements, (o) the outcome of ongoing and future legal proceedings, (p) the success and impact of the Company turning around the Mobile Devices business, (q) the impact of recent accounting pronouncements on the Company, (r) the impact of the loss of key customers, and (s) the expected effective tax rate and deductibility of certain items; and (8) "Quantitative and Qualitative Disclosures about Market Risk," about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

        Some of the risk factors that affect the Company's business and financial results are discussed in "Item 1A: Risk Factors." We wish to caution the reader that the risk factors discussed in "Item 1A: Risk Factors", and those described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

        The Company's strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. The Company enters into derivative contracts for some of the Company's non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company's exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

        At December 31, 2009, the Company had outstanding foreign exchange contracts totaling $1.7 billion, compared to $2.2 billion outstanding at December 31, 2008. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount

Net Buy (Sell) by Currency	December 31, 2009	December 31, 2008

Euro	$(377)	$(445)
Brazilian Real	(342)	(356)
Chinese Renminbi	(297)	(481)
Japanese Yen	(236)	111
British Pound	143	122

        Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other financial instruments denominated in a currency other than the functional currency of the legal entity holding the instrument consist primarily of cash, cash equivalents, Sigma Fund investments and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $158 million as of December 31, 2009 if the foreign currency rates were to change unfavorably by 10% from current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will occur. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

        The Company did not have any fair value hedge activity during 2009. For the year ended December 31, 2009, income representing the ineffective portions of changes in the fair value of cash flow hedge positions was de minimus compared to expense of $2 million and income of $1 million for the years ended December 31, 2008 and 2007, respectively. These amounts are included in Other within Other income (expense) in the Company's consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2009, 2008 and 2007 are included in the amounts noted above.

        During the years ended December 31, 2009, 2008 and 2007, on a pre-tax basis, income (expense) of $(18) million, $3 million and $(16) million, respectively, was reclassified from equity to earnings in the Company's consolidated statements of operations.

        At December 31, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 13 months. The weighted average duration of the Company's derivative instruments that hedge forecasted transactions was six months.

Interest Rate Risk

        At December 31, 2009, the Company's short-term debt consisted primarily of $5 million of short-term variable rate foreign debt. The Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, the Company historically entered into interest rate swaps ("Hedging Agreements") to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. During the fourth quarter of 2008, the Company terminated all of its Hedging Agreements. The termination of the Hedging Agreements resulted in cash proceeds of approximately $158 million and a gain of approximately $173 million, which has been deferred and will be recognized as a reduction of interest expense over the remaining term of the associated debt.

        Prior to the termination of the Hedging Agreements in the fourth quarter of 2008, the Hedging Agreements were designated as part of fair value hedging relationships of the Company's long-term debt. As such, the changes in fair value of the Hedging Agreements and corresponding adjustments to the carrying amount of the debt were recognized in earnings. Interest expense on the debt was adjusted to include payments made or received under such Hedging Agreements. During 2008 (prior to the Hedging Agreements being terminated) the Company recognized expense of $1 million, representing the ineffective portion of changes in the fair value of the Hedging Agreements. This amount is included in Other within Other income (expense) in the Company's consolidated statement of operations.

        Certain of the terminated Hedging Agreements were originally entered into during the fourth quarter of 2007. The Company entered into the Hedging Agreements concurrently with the issuance of long-term debt to convert the fixed rate interest cost on the newly issued debt to a floating rate. The Hedging Agreements were originally designated as fair value hedges of the underlying debt, including the Company's credit spread. During the first quarter of 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company's fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same Hedging Agreements as fair value hedges of the underlying debt, exclusive of the Company's credit spread. For the period of time that the Hedging Agreements were deemed ineffective hedges, the Company recognized a gain of $24 million in the Company's consolidated statements of operations, representing the increase in the fair value of the Hedging Agreements.

        Additionally, one of the Company's European subsidiaries has outstanding interest rate agreements ("Interest Agreements") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company's consolidated statements of operations. During the second quarter of 2009, the Company's European subsidiary terminated a portion of the Interest Agreements to ensure that the notional amount of the Interest Agreements matched the amount outstanding under the Euro-denominated loan. The termination of the Interest Agreements resulted in an expense of approximately $2 million. The weighted average fixed rate payments on these Interest Agreements was 5.34%. The fair value of the Interest Agreements at December 31, 2009 and December 31, 2008

were $(4) million and $(2) million, respectively. The fair value of the Interest Agreements would hypothetically remain approximately $(4) million if EURIBOR rates were to change unfavorably by 10% from current levels.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2009, the Company was exposed to an aggregate credit risk of $8 million with all counterparties.

Net Investment in Foreign Operations Hedge

        At December 31, 2009 and 2008, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

Fair Value of Financial Instruments

        The Company's financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company's Sigma Fund, available-for-sale investment portfolios and derivative financial instruments are recorded in the Company's consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments' fair values.

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2009 was $3.7 billion, compared to a face value of $3.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange.

Equity Price Market Risk

        At December 31, 2009, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $147 million, comprised of a cost basis of $37 million and a net unrealized gains of $110 million. The value of the available-for-sale equity securities would change by $15 million as of December 31, 2009 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.

        ® Reg. U.S. Patent & Trademark Office.

        "MOTOROLA" and the "Stylized M Logo" are registered in the U.S. Patent & Trademark Office, and in various countries around the world. DROID is a trademark of Lucasfilm, Ltd. and its related companies. All other products or service names are the property of their respective owners.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Motorola, Inc.:

        We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures). Also, as discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (included in FASB ASC Topic 715, Compensation—Retirement Benefits).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Chicago, Illinois
February 16, 2010

Motorola, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31

(In millions, except per share amounts)	2009	2008	2007

Net sales	$22,044	$30,146	$36,622
Costs of sales	14,987	21,751	26,670

Gross margin	7,057	8,395	9,952

Selling, general and administrative expenses	3,381	4,330	5,092
Research and development expenditures	3,183	4,109	4,429
Other charges	641	2,347	984

Operating loss	(148)	(2,391)	(553)

Other income (expense):
Interest income (expense), net	(132)	48	91
Gains on sales of investments and businesses, net	88	82	50
Other	27	(372)	36

Total other income (expense)	(17)	(242)	177

Loss from continuing operations before income taxes	(165)	(2,633)	(376)
Income tax expense (benefit)	(77)	1,607	(285)

Loss from continuing operations	(88)	(4,240)	(91)
Earnings from discontinued operations, net of tax	60	—	56

Net loss	(28)	(4,240)	(35)

Less: Earnings attributable to noncontrolling interests	23	4	14

Net loss attributable to Motorola, Inc.	$(51)	$(4,244)	$(49)

Amounts attributable to Motorola, Inc. common shareholders:
Loss from continuing operations, net of tax	$(111)	$(4,244)	$(105)
Earnings from discontinued operations, net of tax	60	—	56

Net loss	$(51)	$(4,244)	$(49)

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.05)	$(1.87)	$(0.05)
Discontinued operations	0.03	—	0.03

	$(0.02)	$(1.87)	$(0.02)

Diluted:
Continuing operations	$(0.05)	$(1.87)	$(0.05)
Discontinued operations	0.03	—	0.03

	$(0.02)	$(1.87)	$(0.02)

Weighted average common shares outstanding:
Basic	2,295.6	2,265.4	2,312.7
Diluted	2,295.6	2,265.4	2,312.7
Dividends paid per share	$0.05	$0.20	$0.20

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

(In millions, except per share amounts)	2009	2008

ASSETS
Cash and cash equivalents	$2,869	$3,064
Sigma Fund	5,092	3,690
Short-term investments	2	225
Accounts receivable, net	3,495	3,493
Inventories, net	1,308	2,659
Deferred income taxes	1,082	1,092
Other current assets	2,184	3,140

Total current assets	16,032	17,363

Property, plant and equipment, net	2,154	2,442
Sigma Fund	66	466
Investments	459	517
Deferred income taxes	2,284	2,428
Goodwill	2,823	2,837
Other assets	1,785	1,816

Total assets	$25,603	$27,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of long-term debt	$536	$92
Accounts payable	2,429	3,188
Accrued liabilities	5,296	7,340

Total current liabilities	8,261	10,620

Long-term debt	3,365	4,092
Other liabilities	4,094	3,562
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock: 12/31/09—$.01 par value; 12/31/08—$3 par value	23	6,831
Authorized shares: 12/31/09—4,200.0; 12/31/08—4,200.0
Issued shares: 12/31/09—2,314.2; 12/31/08—2,276.9
Outstanding shares: 12/31/09—2,312.1; 12/31/08—2,276.5
Additional paid-in capital	8,211	1,003
Retained earnings	3,827	3,878
Accumulated other comprehensive loss	(2,286)	(2,205)

Total Motorola, Inc. stockholders' equity	9,775	9,507
Noncontrolling interests	108	88

Total stockholders' equity	9,883	9,595

Total liabilities and stockholders' equity	$25,603	$27,869

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-In Capital	Fair Value Adjustment To Available For Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Noncontrolling Interests	Comprehensive Earnings (Loss)

Balances at January 1, 2007	2,399.1	$9,799	$37	$(126)	$(1,577)	$16	$9,096	$44

Net earnings (loss)							(49)	14	$(35)
Net unrealized losses on securities, net of tax of ($58)			(96)						(96)
Foreign currency translation adjustments, net of tax of $3				142					142
Purchases of a Noncontrolling interest equity								20
Amortization of retirement benefits adjustments, net of tax of $39					62				62
Year-end and other retirement adjustments, net of tax of $328					852				852
Issuance of common stock and stock options exercised	36.1	443
Share repurchase program	(171.2)	(3,035)
Excess tax benefits from share-based compensation		50
Share-based compensation expense		317
Net loss on derivative instruments, net of tax of ($6)						(16)			(16)
Dividends declared ($0.20 per share)							(468)

Balances at December 31, 2007	2,264.0	$7,574	$(59)	$16	$(663)	$—	$8,579	$78	$909

Cumulative effect—Postretirement Insurance Plan					(41)		(4)

Balances at January 1, 2008	2,264.0	$7,574	$(59)	$16	$(704)	$—	$8,575	$78

Net earnings (loss)							(4,244)	4	$(4,240)
Net unrealized gains on securities, net of tax of $36			61						61
Foreign currency translation adjustments, net of tax of $39				(149)					(149)
Purchases of a Noncontrolling interest equity								6
Amortization of retirement benefit adjustments net of tax of $10					19				19
Effect of U.S. pension plan freeze curtailment, net of tax of ($25)					(42)				(42)
Year-end and other retirement adjustments, net of tax of ($793)					(1,340)				(1,340)
Issuance of common stock and stock options exercised	21.9	134
Share repurchase program	(9.0)	(138)
Tax shortfalls from share-based compensation		(6)
Share-based compensation expense		270
Net loss on derivative instruments, net of tax of ($5)						(7)			(7)
Dividends declared ($0.20 per share)							(453)

Balances at December 31, 2008	2,276.9	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$88	$(5,698)

Net earnings (loss)							(51)	23	$(28)
Net unrealized gain on securities, net of tax of $40			68						68
Foreign currency translation adjustments, net of tax of ($17)				70					70
Amortization of retirement benefit adjustments, net of tax of ($33)					(65)				(65)
Year-end and other retirement adjustments, net of tax of ($22)					(163)				(163)
Issuance of common stock and stock options exercised	37.3	111
Tax shortfalls from stock-based compensation		(12)
Share-based compensation expense		301
Net gain on derivative instruments, net of tax of $6						9			9
Dividends paid to noncontrolling interest on subsidiary common stock								(3)

Balances at December 31, 2009	2,314.2	$8,234	$70	$(63)	$(2,295)	$2	$3,827	$108	$(109)

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2009	2008	2007

Operating
Net loss attributable to Motorola, Inc.	$(51)	$(4,244)	$(49)
Less: Earnings attributable to noncontrolling interests	23	4	14

Net loss	(28)	(4,240)	(35)
Earnings from discontinued operations	60	—	56

Loss from continuing operations	(88)	(4,240)	(91)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	751	831	903
Non-cash other charges	38	2,516	213
Share-based compensation expense	296	280	315
Gain on sales of investments and businesses, net	(88)	(82)	(50)
Gain from extinguishment of long-term debt	(67)	—	—
Deferred income taxes	50	1,698	(747)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(10)	1,891	2,538
Inventories	1,349	(54)	556
Other current assets	960	466	(705)
Accounts payable and accrued liabilities	(2,618)	(1,631)	(2,303)
Other assets and liabilities	56	(1,433)	156

Net cash provided by operating activities	629	242	785

Investing
Acquisitions and investments, net	(50)	(282)	(4,568)
Proceeds from sales of investments and businesses, net	315	93	411
Distributions from investments	—	113	—
Capital expenditures	(275)	(504)	(527)
Proceeds from sales of property, plant and equipment	41	133	166
Proceeds from sales (purchases) of Sigma Fund investments, net	(922)	853	6,889
Proceeds from sales of short-term investments, net	223	388	8

Net cash provided by (used for) investing activities	(668)	794	2,379

Financing
Repayment of short-term borrowings, net	(86)	(50)	(242)
Repayment of debt	(132)	(225)	(1,386)
Proceeds from issuance of debt, net	6	7	1,415
Issuance of common stock	116	145	440
Purchase of common stock	—	(138)	(3,035)
Proceeds from settlement of financial instruments	—	158	—
Payment of dividends	(114)	(453)	(468)
Distributions to discontinued operations	—	(90)	(75)
Other, net	—	1	50

Net cash used for financing activities	(210)	(645)	(3,301)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	54	(79)	73

Net increase (decrease) in cash and cash equivalents	(195)	312	(64)
Cash and cash equivalents, beginning of year	3,064	2,752	2,816

Cash and cash equivalents, end of year	$2,869	$3,064	$2,752

Cash Flow Information

Cash paid during the year for:
Interest, net	$320	$252	$312
Income taxes, net of refunds	159	407	440

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

        Revenue Recognition:    The Company's material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of equipment, software and services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

        Products and Equipment —For product and equipment sales, revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of transaction specific in each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

        Long-Term Contracts —For long-term contracts that involve customization of the Company's equipment or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract involves unproven technologies or other inherent hazards, revenues and costs are deferred until the project is complete and customer acceptance is obtained. When current estimates of total contract revenue and contract costs indicate a contract loss, the loss is recognized in the period it becomes evident.

        Services —Revenue for services is generally recognized ratably over the contract term as services are performed.

        Software and Licenses —Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is generally recognized over the period that these services are delivered.

        Multiple Element Arrangements —Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. For multiple element arrangements including software or software-related elements, the Company applies the applicable authoritative accounting guidance to determine separate units of accounting and the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting when the following criteria are met: (i) the functionality of the delivered element(s) is not dependent on the undelivered element(s), (ii) there is vendor-specific objective evidence of the fair value of the undelivered element(s), and (iii) general revenue recognition criteria related to the delivered element(s) have been met. If any of these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

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

        Sales and Use Taxes —The Company records taxes imposed on revenue-producing transactions, including sales, use, value added and excise taxes, on a net basis with such taxes excluded from revenue.

        Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009, and 2008, restricted cash was $206 million and $343 million, respectively.

        Sigma Fund:    The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the "Sigma Fund") that is designed to provide investment returns similar to a money market fund. The Sigma Fund portfolio is managed by four premier independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investor Services) U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset-backed and mortgaged-backed securities. Except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of a single issuer. The Sigma Fund investment policies further require that floating rate investments must have a maturity at purchase date that is not in excess of 36 months with an interest rate that is reset at least annually. The average interest rate that is reset of investments held in the Sigma Fund must be 120 days or less.

        Investments in Sigma Fund are carried at fair value with changes in fair value recorded in the consolidated statements of operations. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The valuation models are developed and maintained by third-party pricing services, and use a number of standard inputs, including benchmark yields, reported trades, broker/dealer quotes where the counterparty is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and reference data. For each asset class, quantifiable inputs related to perceived market movements and sector news may also be considered in addition to the standard inputs.

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

        The Company assesses declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company's ability and intent to hold investment until recovery. Other-than-temporary impairments of investments are recorded to Other within Other income (expense) in the Company's consolidated statements of operations in the period in which they become impaired.

        Inventories:    Inventories are valued at the lower of average cost (which approximates cost on a first-in, first-out basis) or market (net realizable value or replacement cost).

        Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using straight-line and declining-balance methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-10 years) and commences once the assets are ready for their intended use.

        Goodwill and Intangible Assets:    Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

        Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives ranging from one to 14 years. The Company has no intangible assets with indefinite useful lives.

        Impairment of Long-Lived Assets:    Long-lived assets, which include intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset (group) to future net undiscounted cash flows to be generated by the asset (group). If an asset is considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the asset exceeds the asset's fair value calculated using a discounted future cash flows analysis or market comparables. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

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

        The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company records interest related to unrecognized tax benefits in Interest expense and penalties in Selling, general and administrative expenses in the Company's consolidated statements of operations.

        Long-term Receivables:    Long-term receivables include trade receivables where contractual terms of the note agreement are greater than one year. Long-term receivables are considered impaired when management determines collection of all amounts due according to the contractual terms of the note agreement, including principal and interest, is no longer probable. Impaired long-term receivables are valued based on the present value of expected future cash flows, discounted at the receivable's effective rate of interest, or the fair value of the collateral if the receivable is collateral dependent. Interest income and late fees on impaired long-term receivables are recognized only when payments are received. Previously impaired long-term receivables are no longer considered impaired and are reclassified to performing when they have performed under a workout or restructuring for four consecutive quarters.

        Foreign Currency:    Certain of the Company's non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company's consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company's consolidated statements of operations.

        Derivative Instruments:    Gains and losses on hedges of existing assets or liabilities are marked-to-market and the result is included in Other within Other income (expense) within the Company's consolidated statements of operations. Gains and losses on financial instruments that qualify for hedge accounting and are used to hedge firm future commitments or forecasted transactions are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

        Earnings (Loss) Per Share:    The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings (loss) attributable to Motorola, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to Motorola, Inc. by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings (loss) attributable to Motorola, Inc. for all periods presented.

        Share-Based Compensation Costs:    The Company has incentive plans that reward employees with stock options, stock appreciation rights, restricted stock and restricted stock units, as well as an employee stock purchase plan. The amount of compensation cost for these share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair value of stock options, stock appreciation rights and the employee stock purchase plan is generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

        Retirement Benefits:    The Company records annual expenses relating to its pension benefit and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized over future service periods. The funding status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company's consolidated balance sheets using a December 31 measurement date.

        Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company's products, are expensed as incurred. Advertising expenses were $412 million, $790 million and $1.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

        Use of Estimates:    The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and long-term receivables, inventories, Sigma Fund, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

        Reclassifications:    Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2009 presentation.

        Recent Accounting Pronouncements:    In October 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the new guidance, revenue may be allocated to the different elements in an arrangement based on relative estimated sales price. In October 2009, the FASB issued new accounting standards altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware's functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting this new guidance, but anticipates adopting the guidance prospectively in the first quarter of 2010 and, as a result, deferring less revenue under the new guidance than in prior periods.

        In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. This guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this guidance but does not expect adoption to have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company's involvement with a VIE affects its financial statements and exposure to risks. The guidance will be effective for the Company beginning January 1, 2010. The Company is still assessing the potential impact of adopting this guidance but does not expect adoption to have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance effective with the issuance of its financial statements for the quarterly period ended July 4, 2009. The Company has evaluated subsequent events after December 31, 2009, through the date and time the financial statements were issued on February 16, 2010.

        In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities. This guidance, which enhances the disclosure related to derivative instruments and hedging activities to improve the transparency of financial reporting, is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. The disclosures required by this guidance are included in Note 5, "Risk Management."

        In December 2007, the FASB issued new guidance related to the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. This guidance, which does not change the criteria for consolidating a partially owned entity, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective January 1, 2009. The adoption has not had a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued new guidance related to the accounting for business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests and provides disclosure requirements related to business combinations, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective January 1, 2009, and has applied the guidance prospectively to business combinations with an effective date on or after January 1, 2009. The adoption has not had a material impact on the Company's consolidated financial statements.

2.   Discontinued Operations

        During the year ended December 31, 2009, the Company completed the sales of: (i) Good Technology, and (ii) the Company's former biometrics business, which included its Printrak trademark. Collectively, the Company received $163 million in net cash and recorded a net gain on sale of the businesses of $175 million before income taxes. These amounts are included in Earnings from discontinued operations, net of tax, in the Company's consolidated statements of operations. The operating results of these businesses (each of which was formerly included as part of the Enterprise Mobility Solutions segment) through the date of their respective dispositions are reported as discontinued operations in the consolidated financial statements for the period ending December 31, 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations since the results are not material to the Company's consolidated financial statements.

        During the year ended December 31, 2006, the Company completed the sale of its automotive electronics business to Continental AG. During the year ended December 31, 2004, the Company completed the separation and spin-off of Freescale Semiconductor, Inc. ("Freescale Semiconductor"). The financial results of the automotive electronics business and Freescale Semiconductor were reflected as discontinued operations in the consolidated financial statements and related notes thereto. During the year ended December 31, 2008, the discontinued operations activity reflected in the consolidated statements of cash flows primarily relates to the resolution and payment of certain indemnifications relating to a divestiture. During the year ended December 31, 2007, the discontinued operations activity primarily relates to resolutions of certain matters with the tax authorities and payments of post-retiree medical claims to former employees.

        The following table displays summarized activity in the Company's consolidated statements of operations for discontinued operations during the years ended December 31, 2009, 2008 and 2007.

Years Ended December 31	2009	2008	2007

Net sales	$19	$—	$—
Operating earnings	(11)	—	10
Gains on sales of investments and businesses, net	175	—	—
Earnings before income taxes	162	—	10
Income tax expense (benefit)	102	—	(46)
Earnings from discontinued operations, net of tax	60	—	56

3.   Other Financial Data

Statement of Operations Information

Other Charges

        Other charges included in Operating earnings (loss) consist of the following:

Years Ended December 31	2009	2008	2007

Other charges (income):
Intangibles amortization	$278	$318	$369
Reorganization of businesses	258	248	290
Separation-related transaction costs	42	59	—
Facility impairment	39	—	—
Environmental reserve charge	24	—	—
Goodwill impairment	—	1,619	—
Intangible asset impairments	—	136	89
Legal settlements and related insurance matters, net	—	14	140
In-process research and development charges	—	1	96
Gain on sale of property, plant and equipment	—	(48)	—

	$641	$2,347	$984

Other Income (Expense)

        Interest income, net, and Other both included in Other income (expense) consist of the following:

Years Ended December 31	2009	2008	2007

Interest income, net:
Interest expense	$(213)	$(224)	$(365)
Interest income	81	272	456

	$(132)	$48	$91

Other:
Gain (loss) on Sigma Fund investments	$80	$(101)	$—
Gain from the extinguishment of the Company's outstanding long-term debt	67	14	—
Investment impairments	(77)	(365)	(44)
Foreign currency gain (loss)	(52)	(84)	97
Impairment charges on Sigma Fund investments	—	(186)	(18)
U.S. pension plan freeze curtailment gain	—	237	—
Liability extinguishment gain	—	56	—
Gain on interest rate swaps	—	24	—
Other	9	33	1

	$27	$(372)	$36

Loss Per Common Share

        Basic and diluted loss per common share from both continuing operations and net loss attributable to Motorola, Inc., including discontinued operations, is computed as follows:

	Continuing Operations			Net Loss attributable to Motorola, Inc.
Years Ended December 31	2009	2008	2007	2009	2008	2007

Basic loss per common share:
Loss	$(111)	$(4,244)	$(105)	$(51)	$(4,244)	$(49)
Weighted average common shares outstanding	2,295.6	2,265.4	2,312.7	2,295.6	2,265.4	2,312.7
Per share amount	$(0.05)	$(1.87)	$(0.05)	$(0.02)	$(1.87)	$(0.02)

Diluted loss per common share:
Loss	$(111)	$(4,244)	$(105)	$(51)	$(4,244)	$(49)

Diluted weighted average common shares outstanding	2,295.6	2,265.4	2,312.7	2,295.6	2,265.4	2,312.7

Per share amount	$(0.05)	$(1.87)	$(0.05)	$(0.02)	$(1.87)	$(0.02)

        For the years ended December 31, 2009, 2008 and 2007, the Company was in a net loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the years ended December 31, 2009, 2008, and 2007, the assumed exercise of 176.4 million, 218.5 million and 209.6 million stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the years ended December 31, 2009, 2008 and 2007, 56.3 million, 32.6 million and 9.8 million restricted stock and restricted stock units, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund

        Sigma Fund consists of the following:

	December 31, 2009		December 31, 2008
Fair Value	Current	Non-current	Current	Non-Current

Cash	$202	$—	$1,108	$—
Certificates of deposit	—	—	20	—
Securities:
U.S. government and agency obligations	4,408	—	752	—
Corporate bonds	367	63	1,616	366
Asset-backed securities	66	—	113	59
Mortgage-backed securities	49	3	81	41

	$5,092	$66	$3,690	$466

        During the year ended December 31, 2009, the Company recorded gains related to the Sigma Fund investments of $80 million in Other income (expense) in the consolidated statement of operations.

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

        During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered permanent. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the permanent decline in fair value in earnings. During 2008, the Company recorded $186 million of permanent impairments of Sigma Fund investments in the consolidated statement of operations. Beginning in the fourth quarter of 2008, the Company began recording all changes in the fair value of investments in the Sigma Fund in the consolidated statements of operations. In its stand-alone financial statements, the Sigma Fund uses "investment company" accounting practices and records all changes in the fair value of the underlying investments in earnings, whether such changes are considered temporary or permanent. The Company determined the underlying accounting practices of the Sigma Fund in its stand-alone financial statements should be retained in the Company's consolidated financial statements. Accordingly, the Company recorded the cumulative loss of $101 million on investments in the Sigma Fund investments in its consolidated statement of operations during the fourth quarter of 2008. The Company determined amounts that arose in periods prior to the fourth quarter of 2008 were not material to the consolidated results of operations in those periods.

        Securities with a significant temporary unrealized loss and a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company's consolidated balance sheets. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 24 months. At December 31, 2008, $466 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 16 months.

Investments

        Investments consist of the following:

	Recorded Value		Less
December 31, 2009	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Available-for-sale securities:
U.S. government and agency obligations	$—	$23	$1	$—	$22
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	147	111	(1)	37

	2	183	112	(1)	74
Other securities, at cost	—	223	—	—	223
Equity method investments	—	53	—	—	53

	$2	$459	$112	$(1)	$350

	Recorded Value		Less
December 31, 2008	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Certificates of deposit	$225	$—	$—	$—	$225
Available-for-sale securities:
U.S. government and agency obligations	—	28	1	—	27
Corporate bonds	—	11	—	—	11
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	4	—	—	4
Common stock and equivalents	—	117	5	(2)	114

	225	161	6	(2)	382
Other securities, at cost	—	296	—	—	296
Equity method investments	—	60	—	—	60

	$225	$517	$6	$(2)	$738

        At December 31, 2009 and 2008, the Company had $2 million and $225 million, respectively, in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year).

        At December 31, 2009, the Company's available-for-sale securities portfolio had an approximate fair market value of $185 million, which represented a cost basis of $74 million and a net unrealized gain of $111 million. At December 31, 2008, the Company's available-for-sale securities portfolio had an approximate fair market value of $161 million, which represented a cost basis of $157 million and a net unrealized gain of $4 million.

        During the years ended December 31, 2009, 2008 and 2007, the Company recorded investment impairment charges of $77 million, $365 million and $44 million, respectively, representing other-than-temporary declines in the value of the Company's available-for-sale investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company's consolidated statements of operations.

        Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2009	2008	2007

Gains on sales of investments, net	$92	$82	$17
Gains (loss) on sales of businesses, net	(4)	—	33

	$88	$82	$50

        During the year ended December 31, 2009, the $88 million of net gains primarily relates to sales of certain of the Company's equity investments, of which $32 million of gain was attributable to a single investment. These gains were partially offset by a net loss on the sale of specific businesses. During the year ended December 31, 2008, the $82 million of net gains primarily related to sales of a number of the Company's equity investments, of which $29 million of gain was attributable to a single investment. During the year ended December 31, 2007, the $50 million of net gains was primarily related to a $34 million gain on the sale of the Company's embedded communication computing group.

Accounts Receivable

        Accounts receivable, net, consists of the following:

December 31	2009	2008

Accounts receivable	$3,637	$3,675
Less allowance for doubtful accounts	(142)	(182)

	$3,495	$3,493

Inventories

        Inventories, net, consist of the following:

December 31	2009	2008

Finished goods	$1,062	$1,710
Work-in-process and production materials	1,062	1,709

	2,124	3,419
Less inventory reserves	(816)	(760)

	$1,308	$2,659

        During the year ended December 31, 2008, the Company recorded a charge of $291 million for excess inventory due to a decision to consolidate software and silicon platforms in the Mobile Devices segment.

Other Current Assets

        Other current assets consists of the following:

December 31	2009	2008

Costs and earnings in excess of billings	$686	$1,094
Contract related deferred costs	616	861
Contractor receivables	342	378
Value-added tax refunds receivable	95	278
Other	445	529

	$2,184	$3,140

Property, plant, and equipment

        Property, plant and equipment, net, consists of the following:

December 31	2009	2008

Land	$127	$148
Building	1,823	1,905
Machinery and equipment	5,187	5,687

	7,137	7,740
Less accumulated depreciation	(4,983)	(5,298)

	$2,154	$2,442

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $471 million, $511 million and $537 million, respectively.

Other Assets

        Other assets consists of the following:

December 31	2009	2008

Intangible assets, net of accumulated amortization of $1,375 and $1,106	$593	$869
Contract related deferred costs	345	136
Royalty license arrangements	255	289
Value-added tax refunds receivable	127	117
Long-term receivables, net of allowances of $9 and $7	117	52
Other	348	353

	$1,785	$1,816

Accrued Liabilities

        Accrued liabilities consists of the following:

December 31	2009	2008

Deferred revenue	$1,325	$1,533
Compensation	634	703
Customer reserves	424	599
Billings in excess of costs and earnings	336	210
Tax liabilities	258	545
Customer downpayments	178	496
Contractor payables	240	318
Warranty reserves	226	285
Other	1,675	2,651

	$5,296	$7,340

Other Liabilities

        Other liabilities consists of the following:

December 31	2009	2008

Defined benefit plans, including split dollar life insurance policies	$2,450	$2,202
Deferred revenue	713	316
Postretirement health care benefit plan	287	261
Unrecognized tax benefits	196	312
Other	448	471

	$4,094	$3,562

Stockholders' Equity Information

        Share Repurchase Program:     During the year ended December 31, 2009, the Company did not repurchase any of its common shares. During the year ended December 31, 2008, the Company repurchased 9.0 million of its common shares at an aggregate cost of $138 million, or an average cost of $15.32 per share, all of which were repurchased during the three months ended March 29, 2008. During the year ended December 31, 2007, the Company repurchased 171.2 million of its common shares at an aggregate cost of $3.0 billion, or an average cost of $17.74 per share.

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

        Payment of Dividends:     During the year ended December 31, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the three months ended April 4, 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company's common stock. The Company paid no cash dividends during the nine months ended December 31, 2009.

        Par Value Change:     On May 4, 2009, Motorola stockholders approved a change in the par value of Motorola common stock from $3.00 per share to $.01 per share. The change did not have an impact on the amount of the Company's Total stockholders' equity, but it did result in a reclassification of $6.9 billion between Common stock and Additional paid-in capital.

4.   Debt and Credit Facilities

Long-Term Debt

December 31	2009	2008

7.625% notes due 2010	$527	$527
8.0% notes due 2011	600	599
5.375% senior notes due 2012	400	400
6.0% senior notes due 2017	399	399
6.5% debentures due 2025	377	397
7.5% debentures due 2025	346	356
6.5% debentures due 2028	283	297
6.625% senior notes due 2037	444	596
5.22% debentures due 2097	196	195
Other long-term debt	214	178

	3,786	3,944
Adjustments, primarily unamortized gain on interest rate swap termination	110	151
Less: current portion	(531)	(3)

Long-term debt	$3,365	$4,092

Other Short-Term Debt

December 31	2009	2008

Notes to banks	$5	$89
Add: current portion of long-term debt	531	3

Notes payable and current portion of long-term debt	$536	$92

Weighted average interest rates on short-term borrowings throughout the year	3.1%	4.2%

        During 2009, the Company repurchased $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest, all of which occurred during the three months ended April 4, 2009. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of the 7.50% Debentures due 2025 (the "2025 Debentures"), (ii) $20 million of the $399 million then outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the consolidated statements of operations.

        In December 2008, the Company completed the open market purchase of $42 million of the $400 million then aggregate principal amount outstanding of its 2025 Debentures. The $42 million principal amount of 2025 Debentures was purchased for an aggregate purchase price of approximately $28 million, including accrued interest as of the redemption date. During the year ended December 31, 2008, the Company recognized a gain of approximately $14 million related to this open market purchase in Other within Other income (expense) in the consolidated statements of operations.

        In October 2008, the Company repaid, at maturity, the entire $84 million aggregate principal amount outstanding of its 5.80% Notes due October 15, 2008. In March 2008, the Company repaid at maturity, the entire $114 million aggregate principal amount outstanding of its 6.50% Notes due March 1, 2008.

        Aggregate requirements for long-term debt maturities during the next five years are as follows: 2010—$531 million; 2011—$604 million; 2012—$405 million; 2013—$5 million; and 2014—$4 million.

Credit Facilities

        In June 2009, the Company elected to amend its domestic syndicated revolving credit facility (as amended from time to time, the "Credit Facility") that is scheduled to mature in December 2011. As part of the amendment, the Company reduced the size of the Credit Facility to the lesser of: (i) $1.5 billion, or (ii) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elects to borrow under the Credit Facility, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. As amended, the Credit Facility does not require the Company to meet any financial covenants unless remaining availability under the Credit Facility is less than $225 million. In addition, until borrowings are made under the Credit Facility, the Company is able to use its working capital assets in any capacity in conjunction with other capital market funding alternatives that may be available to the Company. As of and during the year ended December 31, 2009, there were no outstanding borrowings under this Credit Facility.

        At December 31, 2009, the commitment fee assessed against the daily average amounts unused was 75 basis points.

        The Company's current corporate credit ratings are "BBB-" with a negative outlook by Fitch Ratings ("Fitch"), "Baa3" with a negative outlook by Moody's Investors Service ("Moody's"), and "BB+" with a stable outlook by Standard & Poor's ("S&P").

5.   Risk Management

Derivative Financial Instruments

Foreign Currency Risk

        The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

        The Company's strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. The Company enters into derivative contracts for some of the Company's non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company's exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

        At December 31, 2009, the Company had outstanding foreign exchange contracts totaling $1.7 billion, compared to $2.2 billion outstanding at December 31, 2008. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2009	December 31, 2008

Euro	$(377)	$(445)
Brazilian Real	(342)	(356)
Chinese Renminbi	(297)	(481)
Japanese Yen	(236)	111
British Pound	143	122

        The Company did not have any fair value hedge activity during 2009. For the year ended December 31, 2009, income representing the ineffective portions of changes in the fair value of cash flow hedge positions was de minimus compared to expense of $2 million and income of $1 million for the years ended December 31, 2008 and 2007, respectively. These amounts are included in Other within Other income (expense) in the Company's consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2009, 2008 and 2007 are included in the amounts noted above.

        During the years ended December 31, 2009, 2008 and 2007, on a pre-tax basis, income (expense) of $(18) million, $3 million and $(16) million, respectively, was reclassified from equity to earnings in the Company's consolidated statements of operations.

        At December 31, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 13 months. The weighted average duration of the Company's derivative instruments that hedge forecasted transactions was six months.

Interest Rate Risk

        At December 31, 2009, the Company's short-term debt consisted primarily of $5 million of short-term variable rate foreign debt. The Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, the Company historically entered into interest rate swaps ("Hedging Agreements") to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. During the fourth quarter of 2008, the Company terminated all of its Hedging Agreements. The termination of the Hedging Agreements resulted in cash proceeds of approximately $158 million and a gain of approximately $173 million, which has been deferred and will be recognized as a reduction of interest expense over the remaining term of the associated debt.

        Prior to the termination of the Hedging Agreements in the fourth quarter of 2008, the Hedging Agreements were designated as part of fair value hedging relationships of the Company's long-term debt. As such, the changes in fair value of the Hedging Agreements and corresponding adjustments to the carrying amount of the debt were recognized in earnings. Interest expense on the debt was adjusted to include payments made or received under such Hedging Agreements. During 2008 (prior to the Hedging Agreements being terminated) the Company recognized expense of $1 million, representing the ineffective portion of changes in the fair value of the Hedging Agreements. This amount is included in Other within Other income (expense) in the Company's consolidated statement of operations.

        Certain of the terminated Hedging Agreements were originally entered into during the fourth quarter of 2007. The Company entered into the Hedging Agreements concurrently with the issuance of long-term debt to convert the fixed rate interest cost on the newly issued debt to a floating rate. The Hedging Agreements were originally designated as fair value hedges of the underlying debt, including the Company's credit spread. During the first quarter of 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company's fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same Hedging Agreements as fair value hedges of the underlying debt, exclusive of the Company's credit spread. For the period of time that the Hedging Agreements were deemed ineffective hedges, the Company recognized a gain of $24 million in the Company's consolidated statements of operations, representing the increase in the fair value of the Hedging Agreements.

        Additionally, one of the Company's European subsidiaries has outstanding interest rate agreements ("Interest Agreements") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company's consolidated statements of operations. During the second quarter of 2009, the Company's European subsidiary terminated a portion of the Interest Agreements to ensure that the notional amount of the Interest Agreements matched the amount outstanding under the Euro-denominated loan. The termination of the Interest Agreements resulted in an expense of approximately $2 million. The weighted average fixed rate payments on these Interest Agreements was 5.34%. The fair value of the Interest Agreements at December 31, 2009 and December 31, 2008 were $(4) million and $(2) million, respectively.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2009, the Company was exposed to an aggregate credit risk of $8 million with all counterparties.

        The following table summarizes the fair values and location in our consolidated balance sheet of all derivative financial instruments held by the Company:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2009	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	10	Other assets	16	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	10		20

Total derivatives	$15		$21

        The following table summarizes the effect of derivative instruments in our consolidated statements of operations:

Year Ended December 31, 2009	Loss on the Derivative Instrument	Statement of Operations Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Interest rate contracts	(16)	Other income (expense)
Foreign exchange contracts	(166)	Other income (expense)

Total derivatives not designated as hedging instruments	$(182)

        The following table summarizes the losses recognized in the consolidated financial statements:

Year Ended December 31, 2009	Foreign Exchange Contracts	Financial Statement Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$—	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(18)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	Other income (expense)

Stockholders' Equity

        Derivative instruments activity, net of tax, included in Accumulated other comprehensive income (loss) within the consolidated statements of stockholders' equity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Balance at January 1	$(7)	$—	$16
Increase (decrease) in fair value	21	(9)	(6)
Reclassifications to earnings	(12)	2	(10)

Balance at December 31	$2	$(7)	$—

Fair Value of Financial Instruments

        The Company's financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company's Sigma Fund, available-for-sale investment portfolios and derivative financial instruments are recorded in the Company's consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments' fair values.

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2009 was $3.7 billion, compared to a face value of $3.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Equity Price Market Risk

        At December 31, 2009, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $147 million, which represented a cost basis of $37 million and a net unrealized gains of $110 million. These equity securities are held for purposes other than trading.

6.   Income Taxes

        Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2009	2008	2007

United States	$(882)	$(3,880)	$(2,540)
Other nations	717	1,247	2,164

	$(165)	$(2,633)	$(376)

        Components of income tax expense (benefit) are as follows:

Years Ended December 31	2009	2008	2007

United States	$(314)	$(618)	$40
Other nations	181	532	402
States (U.S.)	6	(5)	20

Current income tax expense	(127)	(91)	462

United States	4	1,702	(633)
Other nations	97	49	(50)
States (U.S.)	(51)	(53)	(64)

Deferred income tax expense (benefit)	50	1,698	(747)

Total income tax expense (benefit)	$(77)	$1,607	$(285)

        Deferred tax charges (benefits) that were recorded within Accumulated other comprehensive income (loss) in the Company's consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were ($25) million, ($738) million and $306 million for the years ended December 31, 2009, 2008 and 2007, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. federal income taxes have been provided, aggregate to $2.4 billion, $2.9 billion and $4.1 billion at December 31, 2009, 2008 and 2007, respectively. The portion of earnings not reinvested indefinitely may be distributed without an additional U.S. federal income tax charge given the U.S. federal tax accrued on undistributed earnings and the utilization of available foreign tax credits.

        Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2009	2008	2007

Income tax expense (benefit) at statutory rate	$(58)	$(921)	$(131)
Taxes on non-U.S. earnings	(15)	123	(212)
State income taxes	(29)	(38)	(28)
Valuation allowances	(28)	2,321	(97)
Goodwill impairment	—	555	—
Tax on undistributed non-U.S. earnings	96	119	72
Other provisions	(48)	(541)	119
Research credits	(18)	(13)	(46)
Non-deductible acquisition charges	13	—	34
Taxes on sale of businesses	—	—	15
Other non-deductible costs	11	—	—
Section 199 deduction	(8)	—	—
Other	7	2	(11)

	$(77)	$1,607	$(285)

        Gross deferred tax assets were $8.9 billion and $9.8 billion at December 31, 2009 and 2008, respectively. Deferred tax assets, net of valuation allowances, were $6.0 billion and $7.2 billion at December 31, 2009 and 2008, respectively. Gross deferred tax liabilities were $2.7 billion and $3.7 billion at December 31, 2009 and 2008, respectively.

        Significant components of deferred tax assets (liabilities) are as follows:

December 31	2009	2008

Inventory	$312	$308
Accrued liabilities and allowances	358	483
Employee benefits	1,388	1,235
Capitalized items	551	468
Tax basis differences on investments	90	171
Depreciation tax basis differences on fixed assets	29	37
Undistributed non-U.S. earnings	(235)	(278)
Tax carryforwards	3,240	3,001
Available-for-sale securities	(41)	(1)
Business reorganization	53	70
Warranty and customer reserves	210	215
Deferred revenue and costs	199	184
Valuation allowances	(2,907)	(2,692)
Deferred charges	51	45
Other	35	225

	$3,333	$3,471

        The Company accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

        The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2009, the Company's U.S. operations had generated three consecutive years of pre-tax losses, which are attributable to the Mobile Devices segment. During 2007, 2008 and 2009, the Home and Networks Mobility and Enterprise Mobility Solution businesses were profitable in the U.S. and worldwide. Because of the 2007, 2008 and 2009 losses at Mobile Devices, the Company believes that the weight of negative historic evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the other businesses, the Company believes that the weight of positive historic evidence allows it to include forecasted income from the other businesses in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. During 2008, the Company recorded a partial valuation allowance of $2.1 billion against a portion of its U.S. tax carry forwards that were more likely than not to expire. During 2009, the Company increased its U.S. valuation allowance by $90 million, primarily relating to capital losses realized from the disposition of a subsidiary, which is accounted for as part of discontinued operations, offset by a decrease in the valuation allowance for refundable general business credits. The Company recorded additional valuation allowances relating to tax carryforwards and deferred tax assets of non-U.S. subsidiaries, including Brazil and Mexico that the Company believes are more likely than not to expire or go unused.

        At December 31, 2009 and 2008, the Company had valuation allowances of $2.9 billion and $2.7 billion, respectively, against its deferred tax assets, including $422 million and $297 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company's valuation allowances for its non-U.S. subsidiaries had a net increase of $125 million during 2009. The increase is primarily caused by exchange rate variances and the creation of additional valuation allowances in Brazil and Mexico. The U.S. valuation allowance relates primarily to tax carryforwards, including foreign tax credits, general business credits and tax carryforwards of acquired businesses which have limitations upon their use, state tax carryforwards and future capital losses related to certain investments. The Company believes that the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

        Tax carryforwards are as follows:

December 31, 2009	Gross Tax Loss	Tax Effected	Expiration Period

United States:
U.S. tax losses	$694	$243	2018-2028
Foreign tax credits	n/a	1,972	2011-2019
General business credits	n/a	343	2017-2029
Minimum tax credits	n/a	109	Unlimited
State tax losses	3,758	115	2010-2029
State tax credits	n/a	51	2010-2025
Non-U.S. Subsidiaries:
Brazil tax losses	195	66	Unlimited
China tax losses	76	16	2012-2014
United Kingdom tax losses	272	76	Unlimited
Germany tax losses	290	84	Unlimited
Singapore tax losses	138	23	Unlimited
Other subsidiaries tax losses	84	26	Various
Spain tax credits	n/a	32	2014-2022
Other subsidiaries tax credits	n/a	84	Unlimited

		$3,240

        The Company had unrecognized tax benefits of $466 million and $914 million at December 31, 2009 and December 31, 2008, respectively, of which approximately $100 million and $580 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

        A roll-forward of unrecognized tax benefits, including those attributable to discontinued operations, is as follows:

	2009	2008

Balance at January 1	$914	$1,400
Additions based on tax positions related to current year	29	46
Additions for tax positions of prior years	60	141
Reductions for tax positions of prior years	(96)	(642)
Settlements	(439)	(31)
Lapse of statute of limitations	(2)	—

Balance at December 31	$466	$914

        During the second quarter of 2009, the Company concluded its Internal Revenue Service ("IRS") audits for tax years 1996-2003. As a result of the foregoing and resolution of certain Non-U.S. audits, the Company reduced its unrecognized tax benefits by $463 million, of which $31 million was recognized as a tax benefit and the remainder primarily reduced tax carry forwards and other deferred tax assets. In relation to the Company's 1996-2003 IRS audit resolution, the Company received a $126 million tax refund and $62 million interest refund during the third quarter of 2009. The refunds primarily relate to tax refund claims dating prior to the 1996-2003 audit cycle, which were held pending the final resolution of the 1996-2003 audit cycle. In the fourth quarter of 2009, the Company recognized $16 million of previously unrecognized tax benefits, which resulted from the favorable resolution of a matter with Non-U.S. tax authorities.

        The IRS is currently examining the Company's 2006 and 2007 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years

United States	2004—2009
Brazil	2004—2009
China	2000—2009
France	2004—2009
Germany	2005—2009
India	1996—2009
Israel	2007—2009
Japan	2003—2009
Malaysia	1998—2009
Singapore	1999—2009
United Kingdom	2007—2009

Above amounts include federal as well as state, provincial or similar local jurisdictions, as applicable.

        Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

        Based on the potential outcome of the Company's global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, excluding changes to valuation allowances, are estimated to be in the range of $0 to $225 million, with cash payments in the range of $0 to $125 million.

        At December 31, 2009, the Company had $25 million and $15 million accrued for interest and penalties, respectively, on unrecognized tax benefits. At December 31, 2008, the Company had $47 million and $11 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

7.   Retirement Benefits

Pension Benefit Plans

        The Company's noncontributory pension plan (the "Regular Pension Plan") covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, Ireland, Japan and Korea (the "Non-U.S. Plans"). Other pension plans are not material to the Company either individually or in the aggregate.

        The Company has a noncontributory supplemental retirement benefit plan (the "Officers' Plan") for its officers elected prior to December 31, 1999. The Officers' Plan contains provisions for vesting and funding the participants' expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers' Plan as of December 31, 1999 had the option to remain in the Officers' Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, newly elected officers are not eligible to participate in the Officers' Plan. Effective June 30, 2005, salaries were frozen for this plan.

        The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan ("MSPP"), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who are covered under the Officers' Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the "Cap") or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee's MSPP benefit for all future years will be the greater of: (i) such employee's eligible compensation as of January 1, 2007 (frozen at that amount), or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was closed to new participants unless such participation was required under a prior contractual entitlement.

        In February 2007, the Company amended the Regular Pension Plan and the MSPP, modifying the definition of average earnings. For the years ended prior to December 31, 2007, benefits were calculated using the rolling average of the highest annual earnings in any five years within the previous ten calendar year period. Beginning in January 2008, the benefit calculation was based on the set of the five highest years of earnings within the ten calendar years prior to December 31, 2007, averaged with earnings from each year after 2007. In addition, effective January 2008, the Company amended the Regular Pension Plan, modifying the vesting period from five years to three years.

        In December 2008, the Company amended the Regular Pension Plan, the Officers' Plan and the MSPP. Effective March 1, 2009, (i) no participant shall accrue any benefit or additional benefit on and after March 1, 2009, and (ii) no compensation increases earned by a participant on and after March 1, 2009 shall be used to compute any accrued benefit. Additionally, no service performed on and after March 1, 2009, shall be considered service for any purpose under the MSPP. The Company recognized a $237 million curtailment gain associated with this plan amendment in 2008.

        The net periodic pension cost (benefit) for the Regular Pension Plan, Officers' Plan and MSPP and Non-U.S. plans was as follows:

Regular Pension Plan

Years Ended December 31	2009	2008	2007

Service cost	$14	$98	$133
Interest cost	336	323	311
Expected return on plan assets	(380)	(391)	(350)
Amortization of:
Unrecognized net loss	78	52	107
Unrecognized prior service cost	—	(31)	(27)
Curtailment gain	—	(232)	—

Net periodic pension cost (benefit)	$48	$(181)	$174

Officers' Plan and MSPP

Years Ended December 31	2009	2008	2007

Service cost	$—	$3	$4
Interest cost	6	7	7
Expected return on plan assets	(2)	(2)	(3)
Amortization of:
Unrecognized net loss	3	1	4
Unrecognized prior service cost	—	(1)	(1)
Curtailment gain	—	(5)	—
Settlement loss	17	5	6

Net periodic pension cost	$24	$8	$17

Non-U.S. Plans

Years Ended December 31	2009	2008	2007

Service cost	$26	$34	$45
Interest cost	77	87	90
Expected return on plan assets	(69)	(84)	(76)
Amortization of:
Unrecognized net loss	7	1	14
Unrecognized prior service cost	1	1	—
Settlement/curtailment gain	(1)	(7)	—

Net periodic pension cost	$41	$32	$73

        The status of the Company's plans is as follows:

	2009			2008
	Regular	Officers' and MSPP	Non U.S.	Regular	Officers' and MSPP	Non U.S.

Change in benefit obligation:
Benefit obligation at January 1	$5,110	$116	$1,221	$4,879	$118	$1,689
Service cost	14	—	26	98	3	34
Interest cost	336	6	77	323	7	87
Plan amendments	—	—	2	—	—	1
Settlement/curtailment	—	—	(7)	(168)	(2)	—
Actuarial (gain) loss	592	(20)	214	207	7	(149)
Foreign exchange valuation adjustment	—	—	87	—	—	(353)
Employee contributions	—	—	6	—	—	6
Tax payments	—	(1)	—	—	(1)	—
Benefit payments	(231)	(49)	(50)	(229)	(16)	(94)

Benefit obligation at December 31	5,821	52	1,576	5,110	116	1,221

Change in plan assets:
Fair value at January 1	3,295	56	957	4,674	66	1,403
Return on plan assets	754	1	123	(1,390)	4	(107)
Company contributions	80	10	39	240	3	54
Employee contributions	—	—	6	—	—	6
Foreign exchange valuation adjustment	—	—	72	—	—	(305)
Tax payments from plan assets	—	(1)	—	—	(1)	—
Benefit payments from plan assets	(231)	(49)	(50)	(229)	(16)	(94)

Fair value at December 31	3,898	17	1,147	3,295	56	957

Funded status of the plan	(1,923)	(35)	(429)	(1,815)	(60)	(264)
Unrecognized net loss	2,863	13	342	2,722	48	180
Unrecognized prior service cost	—	—	6	—	—	4

Prepaid (accrued) pension cost	$940	$(22)	$(81)	$907	$(12)	$(80)

Components of prepaid (accrued) pension cost:
Non-current benefit liability	$(1,923)	$(35)	$(429)	$(1,815)	$(60)	$(264)
Deferred income taxes	1,062	6	24	1,008	19	14
Accumulated other comprehensive income (loss)	1,801	7	324	1,714	29	170

Prepaid (accrued) pension cost	$940	$(22)	$(81)	$907	$(12)	$(80)

        It is estimated that the net periodic cost for 2010 will include amortization of the unrecognized net loss and prior service costs for the Regular Plan, Officers' and MSPP Plans, and Non-U.S. Plans, currently included in Accumulated other comprehensive income (loss), of $151 million, $2 million, and $15 million, respectively.

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

        Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2009		2008
December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate	6.75%	6.23%	6.75%	5.73%
Investment return assumption (Regular Plan)	8.25%	6.86%	8.50%	6.55%
Investment return assumption (Officers' Plan)	6.00%	N/A	6.00%	N/A

        Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2009		2008
December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate	6.00%	5.46%	6.75%	6.16%
Future compensation increase rate (Regular Plan)	0.00%	4.28%	0.00%	4.24%
Future compensation increase rate (Officers' Plan)	0.00%	N/A	0.00%	N/A

        The accumulated benefit obligations for the plans were as follows:

	2009			2008
December 31	Regular	Officers' and MSPP	Non U.S.	Regular	Officers' and MSPP	Non U.S.

Accumulated benefit obligation	$5,821	$52	$1,527	$5,110	$116	$1,163

        The Company has adopted a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in equity and fixed income securities and cash. In addition, some plans invest in insurance contracts. The Company's measurement date of its plan assets and obligations is December 31. The Company has the following target mixes for these asset classes, which are readjusted periodically, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level:

	Target Mix

Asset Category	2009	2008

Equity securities	63%	71%
Fixed income securities	35%	27%
Cash and other investments	2%	2%

        The weighted-average pension plan asset allocation by asset categories:

	Actual Mix

December 31	2009	2008

Equity securities	65%	63%
Fixed income securities	32%	34%
Cash and other investments	3%	3%

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

        The Company expects to make cash contributions of approximately $150 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans in 2010.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Regular	Officers and MSPP	Non U.S.

2010	$267	$8	$45
2011	247	5	47
2012	256	7	49
2013	272	5	51
2014	285	2	53
2015-2019	1,714	22	303

Postretirement Health Care Plan

        Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the "Postretirement Health Care Benefits Plan"). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefit Plan has been closed to new participants. The benefit obligation and plan assets for the Postretirement Health Care Benefit Plan have been measured as of December 31, 2009.

        The assumptions used were as follows:

December 31	2009	2008

Discount rate for obligations	5.75%	6.75%
Investment return assumptions	8.25%	8.50%

        Net Postretirement Health Care Benefit Plan expenses were as follows:

Years Ended December 31	2009	2008	2007

Service cost	$6	$6	$7
Interest cost	27	26	23
Expected return on plan assets	(18)	(20)	(19)
Amortization of:
Unrecognized net loss	7	5	6
Unrecognized prior service cost	(2)	(2)	(2)

Net postretirement health care expense	$20	$15	$15

        The funded status of the plan is as follows:

	2009	2008

Change in benefit obligation:
Benefit obligation at January 1	$429	$395
Service cost	6	6
Interest cost	27	26
Actuarial (gain) loss	32	35
Benefit payments	(33)	(33)

Benefit obligation at December 31	461	429

Change in plan assets:
Fair value at January 1	168	251
Return on plan assets	35	(73)
Company contributions	—	16
Benefit payments made with plan assets	(29)	(26)

Fair value at December 31	174	168

Funded status of the plan	(287)	(261)
Unrecognized net loss	231	223
Unrecognized prior service cost	(3)	(5)

Accrued postretirement health care cost	$(59)	$(43)

        Components of accrued postretirement health care cost:

Years Ended December 31	2009	2008

Non-current liability	$(287)	$(261)
Deferred income taxes	101	101
Accumulated other comprehensive income (loss)	127	117

Accrued postretirement health care cost	$(59)	$(43)

        It is estimated that the net periodic cost for the Postretirement Health Care Benefit Plan in 2010 will include amortization of the unrecognized net loss and prior service costs, currently included in Accumulated other comprehensive income (loss), of $8 million.

        The Company has adopted an investment policy for plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and fixed income securities and cash. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic cost and the net retirement healthcare expense. The Company has the following target mixes for these asset classes, which are readjusted at least periodically, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level:

	Target Mix

Asset Category	2009	2008

Equity securities	65%	75%
Fixed income securities	34%	24%
Cash and other investments	1%	1%

        The weighted-average asset allocation for plan assets by asset categories:

	Actual Mix

December 31	2009	2008

Equity securities	67%	64%
Fixed income securities	30%	32%
Cash and other investments	3%	4%

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

        The Company expects to make no cash contributions to the Postretirement Health Care plan in 2010. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year

2010	$40
2011	38
2012	36
2013	34
2014	33
2015-2019	163

        The health care trend rate used to determine the December 31, 2009 accumulated postretirement benefit obligation is 8.5% for 2010. Beyond 2010, the rate is assumed to decrease by about 0.7% per year until it reaches 5% by 2015 and then remains flat. The health care trend rate used to determine the December 31, 2008 accumulated postretirement benefit obligation was 8.5%.

        Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point Increase	1% Point Decrease

Increase (decrease) in:
Accumulated postretirement benefit obligation	$17	$(14)
Net retiree health care expense	1	(1)

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

Other Benefit Plans

        The Company maintains a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee's beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits.

        The Company adopted new accounting guidance on accounting for split-dollar life insurance arrangements as of January 1, 2008. This guidance requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit had not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of this new guidance, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees' expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Accumulated other comprehensive income (loss) in the amounts of $4 million and $41 million, respectively, in the Company's consolidated statement of stockholders' equity. It is currently expected that minimal, if any, further cash payments will be required to fund these policies.

        The net periodic cost for these split-dollar life insurance arrangements was $6 million in both the years ended December 31, 2009 and 2008. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees' expected retirement date of $48 million and $47 million as of December 31, 2009 and December 31, 2008, respectively.

Defined Contribution Plan

        The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees' contributions. Effective January 1, 2005, newly hired employees have a higher maximum matching contribution at 4% on the first 5% of employee contributions, compared to 3% on the first 6% of employee contributions for employees hired prior to January 2005. Effective January 1, 2009, the Company temporarily suspended all matching contributions to the Motorola 401(k) plan. The Company's expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2009, 2008 and 2007 were $8 million, $95 million and $116 million, respectively.

8.   Share-Based Compensation Plans and Other Incentive Plans

Stock Options, Stock Appreciation Rights and Employee Stock Purchase Plan

        The Company grants options to acquire shares of common stock to certain employees, and existing option holders in connection with the merging of option plans following an acquisition. Each option granted and stock appreciation right has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of five to ten years and vest over two to four years. Stock options and stock appreciation rights assumed or replaced with comparable stock options or stock appreciation rights in conjunction with a change in control only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

        The employee stock purchase plan allows eligible participants to purchase shares of the Company's common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company's stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2009, 2008 and 2007, employees purchased 29.4 million, 18.9 million and 10.2 million shares, respectively, at purchase prices of $3.60 and $3.68, $7.91 and $6.07, and $14.93 and $15.02, respectively.

        The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2009, 2008 and 2007 was $2.78, $3.47 and $5.95, respectively, using the following weighted-average assumptions:

	2009	2008	2007

Expected volatility	57.1%	56.4%	28.3%
Risk-free interest rate	1.9%	2.4%	4.5%
Dividend yield	0.0%	2.7%	1.1%
Expected life (years)	3.9	5.5	6.5

        The Company uses the implied volatility for traded options on the Company's stock as the expected volatility assumption required in the Black-Scholes model. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company's stock and the Company's assessment that implied volatility is more representative of future stock price trends than historical volatility.

        The risk-free interest rate assumption is based upon the average daily closing rates during the year for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company's future expectation of dividend payouts. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

        The Company has applied a forfeiture rate, estimated based on historical data, of 13%-45% to the option fair value calculated by the Black-Scholes option pricing model. This estimated forfeiture rate is applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from this estimate.

        Stock option activity was as follows (in thousands, except exercise price and employee data):

	2009		2008		2007
Years Ended December 31	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price

Options outstanding at January 1	228,145	$17	224,255	$19	233,445	$18
Options granted	62,576	6	39,764	8	40,257	18
Options exercised	(1,439)	6	(1,920)	7	(26,211)	11
Options terminated, canceled or expired	(127,855)	18	(33,954)	18	(23,236)	19

Options outstanding at December 31	161,427	12	228,145	17	224,255	19

Options exercisable at December 31	77,260	17	148,072	19	138,741	19
Approx. number of employees granted options	22,095		3,300		32,000

        At December 31, 2009, the Company had $171 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately one year. Cash received from stock option exercises and the employee stock purchase plan was $116 million, $145 million and $440 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1 million, $2 million and $177 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2009 was $128 million and $27 million, respectively, based on a December 31, 2009 stock price of $7.76 per share.

        At December 31, 2009 and 2008, 60.5 million shares and 72.2 million shares, respectively, were available for future share-based award grants under the 2006 Motorola Omnibus Plan, covering all equity awards to employees and non-employee directors.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2009 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price

Under $7	69,423	$6	9	5,786	$4
$7-$13	54,552	10	6	36,414	10
$14-$20	18,192	17	5	16,426	16
$21-$27	2,775	21	6	2,149	21
$28-$34	878	32	1	878	32
$35-$41	15,476	39	5	15,476	39
$42-$48	116	44	0	116	44
$49-$55	15	49	0	15	49

	161,427			77,260

        The weighted average contractual life for options outstanding and exercisable as of December 31, 2009 was six and four years, respectively.

Stock Option Exchange

        On May 14, 2009, the Company initiated a tender offer for certain eligible employees (excluding executive officers and directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Company's stock as of the grant date. In order to be eligible for the exchange, the options had to have been granted prior to June 1, 2007, expire after December 31, 2009 and have an exercise price equal to or greater than $12.00. The offering period closed on June 12, 2009. On that date, 97 million options were tendered and exchanged for 43 million new options with an exercise price of $6.73 and a ratable annual vesting period over two years. The exchange program was designed so that the fair market value of the new options would approximate the fair market value of the options exchanged. The resulting incremental compensation expense was not material to the Company's consolidated financial statements.

Restricted Stock and Restricted Stock Units

        Restricted stock ("RS") and restricted stock unit ("RSU") grants consist of shares or the rights to shares of the Company's common stock which are awarded to employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Shares of RS and RSUs assumed or replaced with comparable shares of RS or RSUs in conjunction with a change in control will only have the restrictions lapse if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

        Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2009		2008		2007
Years Ended December 31	RS and RSU	Wtd. Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value

RS and RSU outstanding at January 1	32,230	$11	10,755	$17	6,016	$19
Granted	38,344	6	27,102	9	7,766	18
Vested	(6,917)	11	(2,308)	17	(1,068)	19
Terminated, canceled or expired	(7,227)	9	(3,319)	13	(1,959)	19

RSU outstanding at December 31	56,430	8	32,230	11	10,755	17
Approx. number of employees granted RSUs	26,969		28,981		1,801

        At December 31, 2009, the Company had unrecognized compensation expense related to RSUs of $269 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years. The total fair value of RS and RSU shares vested during the years ended December 31, 2009, 2008 and 2007 was $44 million, $19 million and $13 million, respectively. The aggregate fair value of outstanding RSUs as of December 31, 2009 was $438 million.

Total Share-Based Compensation Expense

        Compensation expense for the Company's employee stock options, stock appreciation rights, employee stock purchase plans, RS and RSUs was as follows:

Year Ended December 31	2009	2008	2007

Share-based compensation expense included in:
Costs of sales	$32	$32	$33
Selling, general and administrative expenses	170	155	188
Research and development expenditures	94	93	94

Share-based compensation expense included in Operating earnings (loss)	296	280	315
Tax benefit	95	86	99

Share-based compensation expense, net of tax	$201	$194	$216

Increase in basic loss per share	$(0.09)	$(0.09)	$(0.09)
Increase in diluted loss per share	$(0.09)	$(0.09)	$(0.09)

Motorola Incentive Plan

        The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee's eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The provisions for awards under these incentive plans for the years ended December 31, 2009, 2008 and 2007 were $190 million, $172 million and $190 million, respectively.

Long-Range Incentive Plan

        The Long-Range Incentive Plan ("LRIP") rewards participating elected officers for the Company's achievement of specified business goals during the period, based on two performance objectives measured over three-year cycles. The provision for LRIP (net of the reversals of previously recognized reserves) for the years ended December 31, 2009, 2008 and 2007 was $9 million, $(13) million and $(8) million, respectively.

9.   Fair Value Measurements

        The Company adopted new accounting guidance on measuring fair value on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. This does not change the accounting for those instruments that were, under previous U.S. GAAP, accounted for at cost or contract value. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2009.

        The Company holds certain fixed income securities, equity securities and derivatives, which must be measured using the authoritative accounting guidance for fair value hierarchy and related valuation methodologies. The guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

        Level 1 —Quoted prices for identical instruments in active markets.

        Level 2 —Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

        Level 3 —Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

        The fair values of the Company's financial assets and liabilities by level in the fair value hierarchy as of December 31, 2009 and 2008 were as follows:

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government and agency obligations	$—	$4,408	$—	$4,408
Corporate bonds	—	411	19	430
Asset-backed securities	—	66	—	66
Mortgage-backed securities	—	52	—	52
Available-for-sale securities:
U.S. government and agency obligations	—	23	—	23
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	136	11	—	147
Derivative assets	—	15	—	15
Liabilities:
Derivative liabilities	—	21	—	21

December 31, 2008	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government and agency obligations	$—	$752	$—	$752
Corporate bonds	—	1,880	102	1,982
Asset-backed securities	—	170	2	172
Mortgage-backed securities	—	92	30	122
Available-for-sale securities:
U.S. government and agency obligations	—	28	—	28
Corporate bonds	—	11	—	11
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	4	—	4
Common stock and equivalents	117	—	—	117
Derivative assets	—	60	—	60
Liabilities:
Derivative liabilities	—	67	—	67

        The following table summarizes the changes in fair value of our Level 3 assets:

	2009	2008

Balance at January 1	$134	$35
Transfers to Level 3	11	138
Transfers from Level 3	(27)	—
Purchases, sales, issuances, settlements and payments received	(78)	(11)
Losses on Sigma Fund investments included in Other income (expense)	(21)	(28)

Balance at December 31	$19	$134

Pension and Postretirement Health Care Plan Assets

        The fair value of the various pension and postretirement health care plans' assets by level in the fair value hierarchy as of December 31, 2009 were as follows:

Regular Plan

December 31, 2009	Level 1	Level 2	Level 3	Total

Common stock and equivalents	$1,225	$—	$6	$1,231
Commingled equity funds	—	1,416	—	1,416
Preferred stock	3	—	1	4
U.S. government and agency obligations	—	119	—	119
Other government bonds	—	3	—	3
Corporate bonds	—	121	—	121
Mortgage-backed bonds	—	178	—	178
Asset-backed bonds	—	36	—	36
Commingled bond funds	—	718	—	718
Commingled short-term investment funds	—	49	—	49
Invested cash	—	17	—	17

Total investment securities	$1,228	$2,657	$7	$3,892
Accrued income receivable				6

Fair value plan assets				$3,898

        The table above includes securities on loan as part of a securities lending arrangement of $137 million of common stock and equivalents, $106 million of U.S. government and agency obligations and $15 million of corporate bonds. All securities on loan are fully cash collateralized.

        The following table summarizes the changes in fair value of the Regular Plan assets measured using Level 3 inputs:

2009

Balance at January 1	$7
Actual return on plan assets:
Gain on assets held at December 31	9
Losses on assets sold during the period	(2)
Purchases	6
Sales	(6)
Transfers out, net	(7)

Balance at December 31	$7

Officers' Plan

December 31, 2009	Level 1	Level 2	Level 3	Total

U.S. government and agencies	$—	$10	$—	$10
Corporate bonds	—	2	—	2
Mortgage-backed bonds	—	3	—	3
Commingled short-term investment funds	—	1	—	1

Total investment securities	$—	$16	$—	$16
Other assets and liabilities, net				1

Fair value plan assets				$17

Non-U.S. Plans

December 31, 2009	Level 1	Level 2	Level 3	Total

Common stock and equivalents	$302	$—	$—	$302
Commingled equity funds	—	359	—	359
Corporate bonds	—	80	—	80
Government and agency obligations	—	100	—	100
Commingled bond funds	—	227	—	227
Short-term investment funds	—	3	—	3
Insurance contracts	—	—	65	65

Total investment securities	$302	$769	$65	$1,136
Cash				6
Accrued income receivable				4
Other assets and liabilities, net				1

Fair value plan assets				$1,147

        The following table summarizes the changes in fair value of the Non-U.S. pension plan assets measured using Level 3 inputs:

2009

Balance at January 1	$63
Gain on assets held	2

Balance at December 31	$65

Postretirement Health Care Plan

December 31, 2009	Level 1	Level 2	Level 3	Total

Common stock and equivalents	$54	$—	$—	$54
Commingled equity funds	—	62	—	62
U.S. government and agency obligations	—	5	—	5
Corporate bonds	—	5	—	5
Mortgage-backed bonds	—	8	—	8
Asset-backed bonds	—	2	—	2
Commingled bond funds	—	32	—	32
Commingled short-term investment funds	—	5	—	5
Invested cash	—	1	—	1

Fair value plan assets	$54	$120	$—	$174

        The table above includes securities on loan as part of a securities lending arrangement of $6 million of common stock and equivalents, $4 million of U.S. government and agency obligations and $1 million of corporate bonds. All securities on loan are fully cash collateralized.

Valuation Methodologies

        Level 1—Quoted market prices in active markets are available for investments in common and preferred stock and common stock equivalents. As such, these investments are classified within Level 1.

        Level 2—The securities classified as Level 2 are comprised primarily of corporate, government and agency bonds. The Company primarily relies on valuation pricing models, recent bid prices, and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

Corporate bonds held within the pension plan assets are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

        In determining the fair value of the Company's foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are classified as Level 2 assets.

        The fair values of investments in collective trust funds are valued based on their reported net asset value. Such net asset values are based on the value of the underlying securities. For investments in collective trust funds, the fair value of underlying securities reflect the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. As such, these assets are valued using Level 2 inputs.

        Level 3—Fixed income securities are debt securities that do not have actively traded quotes as of the financial statement date. Determining the fair value of these securities requires the use of unobservable inputs, such as indicative quotes from dealers, extrapolated data, proprietary models and qualitative input from investment advisors. As such, these securities are classified within Level 3. Level 3 assets also include certain stocks that are not traded on a nationally recognized securities exchange and insurance contracts valued using proprietary models.

10. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

        Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2009	2008

Long-term receivables	$154	$169
Less allowance for losses	(9)	(7)

	145	162
Less current portion	(28)	(110)

Non-current long-term receivables, net	$117	$52

        The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company's consolidated balance sheets. Interest income recognized on long-term receivables for the years ended December 31, 2009, 2008 and 2007 was $2 million, $3 million and $7 million, respectively.

        Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with terms greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $406 million at December 31, 2009, compared to $370 million at December 31, 2008. Of these amounts, $13 million was supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2009, compared to $266 supported at December 31, 2008. The majority of the outstanding commitments at December 31, 2009 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million at December 31, 2009, compared to $43 million at December 31, 2008 (including $27 million and $23 million at December 31, 2009 and 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million at December 31, 2009, compared to $6 million at December 31, 2008 (including

$2 million and $4 million at December 31, 2009 and 2008, respectively, relating to the sale of short-term receivables).

Sales of Receivables

        From time to time, the Company sells accounts receivable and long-term receivables in transactions that qualify as "true-sales." Certain of these accounts receivable and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

        At December 31, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $60 million was utilized. At December 31, 2008 and 2007, the Company had $532 million and $1.4 billion, respectively, of committed revolving facilities for the sale of accounts receivable, of which $497 and $817 million, respectively, were utilized. In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term financing receivables primarily for a single customer, of which $262 million was utilized. At December 31, 2009, the Company had no significant committed facilities for the sale of long-term receivables. During the first quarter of 2009, a $400 million committed accounts receivable facility expired and was not renewed. During the second quarter of 2009, a $132 million committed accounts receivable facility was terminated. In June 2009, the Company initiated a new $200 million committed revolving domestic accounts receivable facility.

        In 2009, the Company made a strategic decision to significantly reduce its volume of accounts receivables sold.

        Total sales of accounts receivable and long-term receivables were $1.3 billion for the year ended December 31, 2009 (including $1.2 billion of sales of accounts receivable), compared to $3.7 billion for the year ended December 31, 2008 (including $3.4 billion of sales of accounts receivable) and $4.9 billion for the year ended December 31, 2007 (including $4.7 billion of sales of accounts receivable). At December 31, 2009, the Company retained servicing obligations for $195 million of sold accounts receivables and $297 million of long-term receivables, compared to $621 million of accounts receivables and $400 million of long-term receivables at December, 31, 2008.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $27 million and $23 million at December 31, 2009 and 2008, respectively.

11. Commitments and Contingencies

Legal

        Iridium Program:     The Company was named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola's payment of $20 million. During the three months ended March 29, 2008, the Company recorded a charge associated with this settlement. On October 23, 2008, the court granted final approval of the settlement and dismissed the claims with prejudice.

        The Company was sued by the Official Committee of the Unsecured Creditors of Iridium (the "Committee") in the United States Bankruptcy Court for the Southern District of New York (the "Iridium Bankruptcy Court") on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola, plaintiffs asserted claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and sought in excess of $4 billion in damages. On May 20, 2008, the Bankruptcy Court approved a settlement in which Motorola is not required to pay anything, but released its administrative, priority and unsecured claims against the Iridium estate and withdrew its objection to the 2001 settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors' pre-petition secured lenders. This settlement, and its approval by the Bankruptcy Court, extinguished Motorola's financial exposure and concluded Motorola's involvement in the Iridium bankruptcy proceedings.

        Telsim Class Action Securities:     In April 2007, the Company entered into a settlement agreement in regards to In re Motorola Securities Litigation, a class action lawsuit relating to the Company's disclosure of its relationship with Telsim Mobil Telekomunikasyon Hizmetleri A.S. Pursuant to the settlement, Motorola paid $190 million to the class and all claims against Motorola by the class have been dismissed and released.

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

Other

        Leases:     The Company owns most of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2009, 2008, and 2007 was $153 million, $181 million, and $231 million, respectively. At December 31, 2009, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2010—$208 million; 2011—$161 million; 2012—$109 million; 2013—$59 million; 2014—$38 million; beyond—$93 million.

        Indemnifications:     The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $141 million, of which the Company accrued $53 million as of December 31, 2009 for potential claims under these provisions.

        In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

        In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against third parties for certain payments made by the Company.

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

12. Information by Segment and Geographic Region

        The Company reports financial results for the following business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol ("IP") video and broadcast network interactive set-tops ("digital entertainment devices"), end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment ("broadband gateways") to cable television and telecom service providers (collectively, referred to as the "home business"), and (ii) wireless access systems ("wireless networks"), including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the "networks business").

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market").

        Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm's-length pricing basis. Intersegment sales included in other and eliminations were:

Years Ended December 31	2009	2008	2007

Mobile Devices	$45	$53	$56
Home and Networks Mobility	4	2	14
Enterprise Mobility Solutions	35	86	58

	$84	$141	$128

        Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified with classes of similar products or operations in each geographic region.

        For the year ended December 31, 2009, approximately 11% of net sales were to one customer. No single customer accounted for more than 10% of net sales for the years ended December 31, 2008 and 2007.

Segment information

	Net Sales			Operating Earnings (Loss)
Years Ended December 31	2009	2008	2007	2009	2008	2007

Mobile Devices	$7,146	$12,099	$18,988	$(1,077)	$(2,199)	$(1,201)
Home and Networks Mobility	7,963	10,086	10,014	558	918	709
Enterprise Mobility Solutions	7,008	8,093	7,729	1,057	1,496	1,213

	22,117	30,278	36,731	538	215	721
Other and Eliminations	(73)	(132)	(109)	(686)	(2,606)	(1,274)

	$22,044	$30,146	$36,622

Operating earnings (loss)				(148)	(2,391)	(553)
Total other income (expense)				(17)	(242)	177

Earnings (loss) from continuing operations before income taxes				$(165)	$(2,633)	$(376)

        The Operating loss in Other and Eliminations consists of the following:

Years Ended December 31	2009	2008	2007

Amortization of intangible assets	$278	$318	$369
Share-based compensation expense	206	224	284
Corporate expenses	181	252	240
Separation-related transaction costs	42	59	—
Reorganization of business charges	30	38	64
Environmental reserve charge	24	—	—
Legal settlements, net	(75)	14	140
Goodwill impairment	—	1,619	—
Asset impairments	—	129	81
In-process research and development charges	—	1	96
Gain on sale of property, plant and equipment	—	(48)	—

	$686	$2,606	$1,274

Share-based compensation expense is primarily comprised of: (i) compensation expense related to the Company's employee stock options, stock appreciation rights and employee stock purchase plans, and (ii) compensation expenses related to the restricted stock and restricted stock units granted to the corporate employees.

Corporate expense are primarily comprised of: (i) general corporate-related expenses, (ii) various corporate programs, representing developmental businesses and research and development projects, which are not included in any reporting segment, and (iii) the Company's wholly-owned finance subsidiary.

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2009	2008	2007	2009	2008	2007	2009	2008	2007

Mobile Devices	$2,589	$3,559	$6,325	$35	$84	$132	$104	$115	$146
Home and Networks Mobility	5,861	7,024	7,451	85	147	160	130	135	141
Enterprise Mobility Solutions	5,559	6,000	8,694	141	166	113	152	158	167

	14,009	16,583	22,470	261	397	405	386	408	454
Other and Eliminations	11,594	11,286	12,342	14	107	122	85	103	83

	$25,603	$27,869	$34,812	$275	$504	$527	$471	$511	$537

Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

	Net Sales			Assets			Property, Plant, and Equipment, net
Years Ended December 31	2009	2008	2007	2009	2008	2007	2009	2008	2007

United States	$11,834	$14,708	$18,548	$18,480	$17,938	$22,385	$1,050	$1,240	$1,252
China	1,393	2,011	2,632	2,785	3,307	3,926	252	294	311
Brazil	910	1,554	1,671	860	1,057	1,440	100	110	109
United Kingdom	579	936	1,070	1,317	1,314	1,305	48	85	121
Israel	531	696	741	1,330	1,268	1,374	173	141	165
Singapore	93	116	128	720	1,875	3,120	20	32	40
Other nations, net of eliminations	6,704	10,125	11,832	111	1,110	1,262	511	540	482

	$22,044	$30,146	$36,622	$25,603	$27,869	$34,812	$2,154	$2,442	$2,480

Net sales by geographic region are measured by the locale of end customer.

13. Reorganization of Businesses

        The Company maintains a formal Involuntary Severance Plan (the "Severance Plan"), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, the Company amended and restated the Severance Plan. Under the amended Severance Plan, severance benefits will be paid in bi-weekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

2009 Charges

        During the year ended December 31, 2009, in light of the macroeconomic decline that adversely affected sales, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

        During the year ended December 31, 2009, the Company recorded net reorganization of business charges of $336 million, including $78 million of charges in Costs of sales and $258 million of charges under Other charges in the Company's consolidated statements of operations. Included in the aggregate $336 million are charges of $363 million for employee separation costs, $36 million for exit costs and $20 million for fixed asset impairment charges, partially offset by $83 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

Year Ended December 31	2009

Mobile Devices	$184
Home and Networks Mobility	52
Enterprise Mobility Solutions	70

306
Corporate	30

$336

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to December 31, 2009:

2009	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31

Exit costs	$80	$36	$(9)	$(49)	$58
Employee separation costs	170	363	(70)	(383)	80

	$250	$399	$(79)	$(432)	$138

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $36 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $9 million reflect: (i) $8 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $49 million used in 2009 reflects cash payments. The remaining accrual of $58 million, which is included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2009, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The additional 2009 charges of $363 million represent severance costs for approximately an additional 9,000 employees, of which 3,400 are direct employees and 5,600 are indirect employees.

        The adjustments of $70 million reflect $75 million of reversals of accruals no longer needed, partially offset by $5 million of translation adjustments.

        During the year ended December 31, 2009, approximately 9,600 employees, of which 4,100 were direct employees and 5,500 were indirect employees, were separated from the Company. The $383 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $80 million, which is included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2009, is expected to be paid in 2010 to: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who will begin receiving payments in 2010.

2008 Charges

        During the year ended December 31, 2008, the Company implemented various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments, as well as corporate functions, were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions. The Company recorded net reorganization of business charges of $334 million, including $86 million of charges in Costs of sales and $248 million of charges under Other charges in the Company's consolidated statements of operations. Included in the aggregate $334 million are charges of $324 million for employee separation costs, $66 million for exit costs and $9 million for fixed asset impairment charges, partially offset by $65 million of reversals for accruals no longer needed.

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

$334

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

2008	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31

Exit costs	$42	$66	$1	$(29)	$80
Employee separation costs	193	324	(60)	(287)	170

	$235	$390	$(59)	$(316)	$250

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $66 million were primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home and Networks Mobility segment. The adjustments of $1 million reflect $4 million of translation adjustments, partially offset by $3 million of reversals of accruals no longer needed. The $29 million used in 2008 reflects cash payments. The remaining accrual of $80 million, which was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2008, represented cash payments, primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The additional 2008 charges of $324 million represent severance costs for approximately an additional 5,800 employees, of which 2,300 were direct employees and 3,500 were indirect employees.

        The adjustments of $60 million reflect $62 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments. The $62 million of reversals represent previously accrued costs for approximately 600 employees.

        During the year ended December 31, 2008, approximately 6,200 employees, of which 3,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The $287 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $170 million, was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2008.

2007 Charges

        During the year ended December 31, 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments, as well as corporate functions, are impacted by these plans. The majority of the employees affected are located in North America and Europe. The Company recorded net reorganization of business charges of $394 million, including $104 million of charges in Costs of sales and $290 million of charges under Other charges (income) in the Company's consolidated statements of operations. Included in the aggregate $394 million are charges of $401 million for employee separation costs, $42 million for fixed asset impairment charges and $19 million for exit costs, offset by reversals for accruals no longer needed.

        The following table displays the net reorganization of business charges by segment:

Year Ended December 31	2007

Mobile Devices	$229
Home and Networks Mobility	71
Enterprise Mobility Solutions	30

330
Corporate	64

$394

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to December 31, 2007:

2007	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31

Exit costs	$54	$19	$2	$(33)	$42
Employee separation costs	104	401	(64)	(248)	193

	$158	$420	$(62)	$(281)	$235

Adjustments include translation adjustments and $6 million of accruals established through purchase accounting for businesses acquired, covering exit costs and separation costs for approximately 200 employees.

 Exit Costs

        At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $19 million are primarily related to the exit of certain activities and leased facilities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $33 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2007, represented future cash payments for lease termination obligations.

Employee Separation Costs

        At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The additional 2007 charges of $401 million represent severance costs for approximately 6,700 employees, of which 2,400 were direct employees and 4,300 were indirect employees.

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

        During the year ended December 31, 2007, approximately 5,300 employees, of which 1,700 were direct employees and 3,600 were indirect employees, were separated from the Company. The $248 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $193 million was included in Accrued liabilities in the Company's consolidated balance sheets at December 31, 2007.

14. Intangible Assets and Goodwill

        The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company's consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of these acquisitions on the Company's consolidated financial statements were not significant individually nor in the aggregate.

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

        The Company did not have any significant acquisitions during the years ended December 31, 2009 and 2008. The following is a summary of significant acquisitions during the year ended December 31, 2007:

	Quarter Acquired	Consideration, net	Form of Consideration	In-Process Research and Development Charge

2007 Acquisitions
Symbol Technologies, Inc.	Q1	$3,528	Cash	$95
Good Technology, Inc.	Q1	$438	Cash	—
Netopia, Inc.	Q1	$183	Cash	—
Terayon Communication Systems, Inc.	Q3	$137	Cash	—

        The following table summarizes net tangible and intangible assets acquired and the consideration paid for the acquisitions identified above:

Years Ended December 31	2007

Tangible net assets	$83
Goodwill	2,793
Other intangibles	1,315
In-process research and development	95

$4,286

Consideration, net:
Cash	$4,286
Stock	—

$4,286

Symbol Technologies, Inc.

        In January 2007, the Company acquired, for $3.5 billion in net cash, the outstanding common stock of Symbol Technologies, Inc. ("Symbol"), a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions featuring rugged mobile computing, advanced data capture, radio frequency identification ("RFID"), wireless infrastructure and mobility management.

        The fair value of acquired in-process research and development was $95 million. The acquired in-process research and development will have no alternative future uses if the products are not feasible and, as such, costs were expensed at the date of acquisition. At the date of acquisition, 31 projects were in process and were completed through 2008. The average risk adjusted rate used to value these projects was 15-16%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money.

        The fair value of the acquired intangible assets was $1.0 billion at the time of acquisition. Intangible assets are included in Other assets in the Company's consolidated balance sheets. The intangible assets are being amortized over periods ranging from 1 to 8 years on a straight-line basis. The Company recorded $2.3 billion of goodwill, none of which is expected to be deductible for tax purposes.

        The results of the operations of Symbol have been included in the Enterprise Mobility Solutions segment in the Company's consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's consolidated financial statements were not significant.

Good Technology, Inc.

        In January 2007, the Company acquired Good Technology, Inc. ("Good"), a provider of enterprise mobile computing software and services, for $438 million in net cash. The Company recorded $296 million in goodwill, none of which was expected to be deductible for tax purposes and $158 million in identifiable intangible assets. The pro forma effects of this acquisition on the Company's consolidated financial statements were not significant. Due to changes in software platform strategy, impairment charges of $123 million were recorded for the year ended December 31, 2008, representing write-downs of: (i) $121 million of intangible assets, primarily relating to completed technology and other intangibles, and (ii) $2 million of property, plant and equipment.

        The results of operations of Good had been included in the Enterprise Mobility Solutions segment in the Company's consolidated financial statements subsequent to the date of acquisition. During the year ended December 31, 2009, the Company completed the sale of Good Technology. For the year ending December 31, 2009, the operating results of this business through the date of its disposition are reported as discontinued operations in the consolidated financial statements. For all other applicable prior periods, the operating results of this business have not been reclassified as discontinued operations, since the results are not material to the Company's consolidated financial statements.

Netopia, Inc.

        In February 2007, the Company acquired Netopia, Inc. ("Netopia"), a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, for $183 million in net cash. The Company recorded $61 million in goodwill, none of which was expected to be deductible for tax purposes, and $100 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company's consolidated balance sheets. The intangible assets are being amortized over a period of 7 years on a straight-line basis.

        The results of operations of Netopia have been included in the Home and Networks Mobility segment in the Company's consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's consolidated financial statements were not significant.

Terayon Communication Systems, Inc.

        In July 2007, the Company acquired Terayon Communication Systems, Inc. ("Terayon"), a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, for $137 million in net cash. The Company recorded $21 million in goodwill, none of which is expected to be deductible for tax purposes, and $52 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company's consolidated balance sheets. The intangible assets are being amortized over periods ranging from 4 to 6 years on a straight-line basis.

        The results of operations of Terayon have been included in the Home and Networks Mobility segment in the Company's consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's consolidated financial statements were not significant.

Intangible Assets

        Amortized intangible assets were comprised of the following:

	2009		2008
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Completed technology	$1,123	$792	$1,127	$633
Patents	288	179	292	125
Customer-related	278	145	277	104
Licensed technology	130	122	129	118
Other intangibles	149	137	150	126

	$1,968	$1,375	$1,975	$1,106

        Amortization expense on intangible assets, which is included within Other charges in the consolidated statement of operations, was $278 million, $318 million and $369 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2008 future amortization expense is estimated to be $257 million in 2010, $243 million in 2011, $50 million in 2012 and $29 million in 2013 and $9 million in 2014.

        Amortized intangible assets, excluding goodwill, by business segment:

	2009		2008
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Mobile Devices	$45	$45	$45	$45
Home and Networks Mobility	716	572	722	522
Enterprise Mobility Solutions	1,207	758	1,208	539

	$1,968	$1,375	$1,975	$1,106

        During the year ended December 31, 2008, the Company recorded an impairment of intangible assets charge of $136 million, primarily due to a change in a technology platform strategy, relating to completed technology and other intangibles, in the Enterprise Mobility Solutions segment. During the year-ended December 31, 2007, due to a change in software platform strategy, the Company recorded an impairment of intangible assets of $81 million, primarily related to completed technology and other intangibles, in the Mobile Devices segment.

Goodwill

        The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2007 to December 31, 2009:

	Mobile Devices	Home and Networks Mobility	Enterprise Mobility Solutions	Total Motorola

Balances as of January 1, 2007:
Aggregate goodwill acquired	$69	$1,339	$371	$1,779
Accumulated impairment losses	—	(73)	—	(73)

Goodwill, net of impairment losses	69	1,266	371	1,706

Goodwill acquired	—	427	2,569	2,996
Dispositions	—	(119)	—	(119)
Impairment losses	—	—	—	—
Adjustments	(50)	2	(36)	(84)

Balance as of December 31, 2007:
Aggregate goodwill acquired	19	1,649	2,904	4,572
Accumulated impairment losses	—	(73)	—	(73)

Goodwill, net of impairment losses	19	1,576	2,904	4,499

Goodwill acquired	15	12	60	87
Impairment losses	(55)	—	(1,564)	(1,619)
Adjustments	21	(179)	28	(130)

Balance as of December 31, 2008:
Aggregate goodwill acquired	55	1,482	2,992	4,529
Accumulated impairment losses	(55)	(73)	(1,564)	(1,692)

Goodwill, net of impairment losses	—	1,409	1,428	2,837

Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—
Adjustments	—	(3)	(11)	(14)

Balance as of December 31, 2009:
Aggregate goodwill acquired	55	1,479	2,981	4,515
Accumulated impairment losses	(55)	(73)	(1,564)	(1,692)

Goodwill, net of impairment losses	$—	$1,406	$1,417	$2,823

        During the year ended December 31, 2008, the Company finalized its assessment of the Internal Revenue Code Section 382 Limitations ("IRC Section 382") relating to the pre-acquisition tax loss carry-forwards of its 2007 acquisitions. As a result of the IRC Section 382 studies, the Company recorded additional deferred tax assets and a corresponding reduction in goodwill, which is reflected in the adjustment row above.

        The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Enterprise Mobility Solutions segment, the Company has identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. For the Home and Networks Mobility segment, the Company has identified two reporting units, the Home reporting unit and the Networks reporting unit. The Company performs extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The determination of the fair value of the reporting units and other assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before depreciation and amortization, and capital expenditures forecasts specific to each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

        The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate market participants that are similar to our reporting units and it is the Company's view that future discounted cash flows are more reflective of the value of the reporting units.

        With respect to the primary assumptions made in determining the fair value of its reporting units, for the Home, Networks, Government and Public Safety and Enterprise Mobility reporting units, the Company assigned discount rates ranging from 12.5% to 13.5% in 2009 and 13.0% to 14.0% in 2008. The Company assigned a discount rate of 17.5% to the Mobile Devices reporting unit in 2009 and, commensurate with development stage enterprises or turnaround opportunities, 25% in 2008. The Company believes this rate reflects the inherent uncertainties of the Mobile Devices reporting unit's projected cash flows. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable.

        Based on the results of our 2009 annual assessments of the recoverability goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

        Following is a discussion of the goodwill impairment charges recorded for the year ended December 31, 2008.

        During the fourth quarter of 2008, the Company experienced a sustained, significant decline in its stock price that reduced the market capitalization below the book value of the Company. The reduced market capitalization reflected the macroeconomic declines coupled with the market view on the performance of the Mobile Devices reporting unit. The Company considered this decline in its stock price in the impairment assessment.

        Based on the results of Step One of the 2008 annual assessment of the recoverability goodwill, the fair values of the Home, Networks and Government and Public Safety reporting units exceeded their book value, indicating that there was no impairment of goodwill at these reporting units.

        However, the fair values of the Enterprise Mobility and Mobile Devices reporting units were below their respective book values, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for these reporting units. The Company acquired the main components of the Enterprise Mobility reporting unit in 2007 at which time the book value and fair value of the reporting unit was the same. Because of this fact, the Enterprise Mobility reporting unit was most likely to experience a decline in its fair value below its book value as a result of lower values in the overall market and the deteriorating macroeconomic environment and the market's view of its near term impact on the reporting unit. The decline in the fair value of the Mobile Devices reporting unit below its book value was a result of the deteriorating macroeconomic environment, lower than expected sales and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit's future cash flow. For the year ended December 31, 2008, the Company determined that the goodwill relating to the Enterprise Mobility and Mobile

Devices reporting units was impaired, resulting in charges of $1.6 billion and $55 million, respectively in the Enterprise Mobility Solutions and Mobile Devices reportable segments.

15. Valuation and Qualifying Accounts

        The following table presents the valuation and qualifying account activity for the years ended December 31, 2009, 2008 and 2007:

	Balance at January 1	Charged to Earnings	Used	Adjustments	Balance at December 31

2009
Reorganization of Businesses	$250	$399	$(432)	$(79)	$138
Allowance for Doubtful Accounts	182	32	(52)	(20)	142
Allowance for Losses on Long-term Receivables	7	6	—	(4)	9
Inventory Reserves	760	421	(300)	(65)	816
Warranty Reserves	285	301	(311)	(49)	226
Customer Reserves	599	1,115	(1,094)	(196)	424
2008
Reorganization of Businesses	235	390	(316)	(59)	250
Allowance for Doubtful Accounts	184	63	(35)	(30)	182
Allowance for Losses on Long-term Receivables	5	5	—	(3)	7
Inventory Reserves	371	735	(366)	20	760
Warranty Reserves	416	452	(488)	(95)	285
Customer Reserves	972	1,587	(1,544)	(416)	599
2007
Reorganization of Businesses	158	420	(281)	(62)	235
Allowance for Doubtful Accounts	78	130	(3)	(21)	184
Allowance for Losses on Long-term Receivables	10	2	—	(7)	5
Inventory Reserves	416	546	(524)	(67)	371
Warranty Reserves	530	756	(735)	(135)	416
Customer Reserves	1,305	2,809	(2,205)	(937)	972

Adjustments include translation adjustments.

16. Quarterly and Other Financial Data (unaudited)*

	2009				2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Operating Results
Net sales	$5,371	$5,497	$5,453	$5,723	$7,448	$8,082	$7,480	$7,136
Costs of sales	3,875	3,787	3,645	3,680	5,303	5,757	5,677	5,014

Gross margin	1,496	1,710	1,808	2,043	2,145	2,325	1,803	2,122

Selling, general and administrative expenses	869	822	800	890	1,183	1,115	1,044	988
Research and development expenditures	847	775	768	793	1,054	1,048	999	1,008
Other charges	229	103	112	197	177	157	212	1,801

Operating earnings (loss)	(449)	10	128	163	(269)	5	(452)	(1,675)

Earnings (loss) from continuing operations**	(291)	26	12	142	(194)	4	(397)	(3,657)
Net earnings (loss)**	(231)	26	12	142	(194)	4	(397)	(3,657)
Per Share Data (in dollars)
Continuing Operations:
Basic earnings (loss) per common share	$(0.13)	$0.01	$0.01	$0.06	$(0.09)	$0.00	$(0.18)	$(1.61)
Diluted earnings (loss) per common share	(0.13)	0.01	0.01	0.06	(0.09)	0.00	(0.18)	(1.61)
Net Earnings:
Basic earnings (loss) per common share	(0.10)	0.01	0.01	0.06	(0.09)	0.00	(0.18)	(1.61)
Diluted earnings (loss) per common share	(0.10)	0.01	0.01	0.06	(0.09)	0.00	(0.18)	(1.61)
Dividends declared	—	—	—	—	0.05	0.05	0.05	0.05
Dividends paid	0.05	—	—	—	0.05	0.05	0.05	0.05
Stock prices
High	4.95	6.95	9.45	9.36	16.20	10.38	10.50	7.52
Low	2.98	4.25	5.91	7.67	8.98	7.20	6.52	3.00

Operating results for the fourth quarter of 2008 include: (i) a $2.1 billion charge related to increase the U.S. deferred tax asset valuation allowance, as described in Note 6, "Income Taxes," (ii) a $1.6 billion charge related to the impairment of goodwill, as described in Note 14, "Acquisitions and Related Intangibles," and (iii) accumulated temporary unrealized losses in Sigma Fund investments, as described in Note 3, "Other Financial Data."

*
Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2009 presentation.

**
Amounts attributable to Motorola, Inc. common shareholders.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our chief executive officers and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola's management, including our chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

        Motorola's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2009. The Company's independent registered public accounting firm, KPMG LLP, has issued a report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Motorola, Inc.:

        We have audited Motorola, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Motorola, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
February 16, 2010

Item 9B: Other Information

        None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" of Motorola's Proxy Statement for the 2010 Annual Meeting of Stockholders (the "Proxy Statement") and, with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant" and, with respect to the audit committee, incorporates by reference the information under the caption "What Are the Committees of the Board?" and "Report of Audit and Legal Committee" of Motorola's Proxy Statement.

        The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" of Motorola's Proxy Statement.

        The response to this Item also incorporates by reference the information under the caption "Communications—How Can I Recommend a Director Candidate to the Governance and Nominating Committee?" of Motorola's Proxy Statement.

        Motorola has adopted a code of ethics, the Motorola Code of Business Conduct (the "Code"), that applies to all employees, including Motorola's principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola's Internet website, www.motorola.com/investor, and is available free of charge, upon request to Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com. Any amendment to, or waiver from, the Code applicable to executive officers will be posted on our Internet website within four business days following the date of the amendment or waiver. Motorola's Code of Business Conduct applies to all Motorola employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

        The response to this Item incorporates by reference the information under the captions "How Are the Directors Compensated?," "Compensation Discussion and Analysis," "Report of the Compensation and Leadership Committee on Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards in 2009," "Outstanding Equity Awards at 2009 Fiscal Year-End," "Option Exercises and Stock Vested for 2009," "Pension Benefits in 2009," "Nonqualified Deferred Compensation in 2009," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements" of Motorola's Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The response to this Item incorporates by reference the information under the captions "Equity Compensation Plan Information" and "Ownership of Securities" of Motorola's Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

        The response to this Item incorporates by reference the relevant information under the caption "Related Person Transaction Policy and Procedures" and "Which Directors Are Independent" of Motorola's Proxy Statement.

Item 14: Principal Accounting Fees and Services

        The response to this Item incorporates by reference the information under the caption "Independent Registered Public Accounting Firm" and "Audit and Legal Committee Pre-Approval Policies" of Motorola's Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)    1. Financial Statements

        See Part II, Item 8 hereof.

  2.    Financial Statement Schedule and Independent Auditors' Report

          All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

  3.    Exhibits

          Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.1 through 10.53, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)
Exhibits:

          See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Motorola, Inc.:

        We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107, 333-123879, 333-133736, 333-142845, 333-155334 and 333-160137) and S-3 (Nos. 333-76637 and 333-36320) of Motorola, Inc. of our reports dated February 16, 2010, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and the effectiveness of internal control over financial reporting as of December 31, 2009, which reports appear in the December 31, 2009 annual report on Form 10-K of Motorola, Inc. As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures). Also, as discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (included in FASB ASC Topic 715, Compensation—Retirement Benefits).

Chicago, Illinois
February 16, 2010

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.
By:	/s/ GREGORY Q. BROWN Gregory Q. Brown Co-Chief Executive Officer	By:	/s/ SANJAY K. JHA Sanjay K. Jha Co-Chief Executive Officer
February 16, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY Q. BROWN Gregory Q. Brown	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010
/s/ SANJAY K. JHA Sanjay K. Jha	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010
/s/ EDWARD J. FITZPATRICK Edward J. Fitzpatrick	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2010
/s/ JOHN K. WOZNIAK John K. Wozniak	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2010
/s/ DAVID W. DORMAN David W. Dorman	Chairman of the Board	February 16, 2010
/s/ WILLIAM R. HAMBRECHT William R. Hambrecht	Director	February 16, 2010
/s/ JUDY C. LEWENT Judy C. Lewent	Director	February 16, 2010
/s/ KEITH A. MEISTER Keith A. Meister	Director	February 16, 2010
/s/ THOMAS J. MEREDITH Thomas J. Meredith	Director	February 16, 2010

Signature	Title	Date

/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	February 16, 2010
/s/ JAMES R. STENGEL James R. Stengel	Director	February 16, 2010
/s/ ANTHONY J. VINCIQUERRA Anthony J. Vinciquerra	Director	February 16, 2010
/s/ DOUGLAS A. WARNER III Douglas A. Warner III	Director	February 16, 2010
/s/ DR. JOHN A. WHITE Dr. John A. White	Director	February 16, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009 (incorporated by reference to Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).
3.2	Motorola, Inc. Amended and Restated Bylaws as of November 11, 2009 (incorporated by reference to Exhibit 3.1 to Motorola's Report on Form 8-K filed on November 16, 2009 (File No. 1-7221)).
4.1 (a)
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
4.1 (b)
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
*10.1	Motorola Omnibus Incentive Plan of 2006, as amended through November 10, 2009.
10.2
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after August 1, 2009 (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).
10.3
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008 (incorporated by reference to Exhibit 10.54 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).
10.4
Form of Motorola Stock Option Consideration Agreement for grants on or after May 6, 2008 (incorporated by reference to Exhibit 10.56 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).
10.5
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.37 to Motorola's Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).
10.6
Form of Motorola Stock Option Consideration Agreement for grants on or after February 27, 2007 (incorporated by reference to Exhibit 10.4 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).
10.7
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after August 1, 2009 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).
10.8
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, effective January 1, 2009 (incorporated by reference to Exhibit No. 10.4 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

Exhibit No.	Exhibit

10.9	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after May 6, 2008 (incorporated by reference to Exhibit 10.55 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).
10.10
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after February 27, 2007 (incorporated by reference to Exhibit 10.3 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).
10.11
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 7, 2009 (incorporated by reference to Exhibit 10.13 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.12
Form of Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after May 7, 2009 (incorporated by reference to Exhibit 10.14 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.13
Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting) (incorporated by reference to Exhibit 10.9 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).
10.14
Form of Motorola Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 31, 2008 (incorporated by reference to Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).
10.15
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006, for grants on or after May 7, 2009 (incorporated by reference to Exhibit 10.15 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.16
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after January 31, 2008 (incorporated by reference to Exhibit No. 10.11 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).
*10.17	Amendment approved on November 10, 2009 to the form of Restricted Stock Unit Award Agreements described above as Exhibits 10.9, 10.10 and 10.15.
10.18
Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions on or after February 11, 2007 (incorporated by reference to Exhibit 10.8 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).
10.19
Form of Deferred Stock Units Award Agreement between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.9 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).
10.20
Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.6 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.21
Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.7 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

Exhibit No.	Exhibit

10.22	Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.8 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.23
Motorola Compensation/Acquisition Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.10 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.24
Motorola Amended and Restated Incentive Plan of 1998, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.9 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.25
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).
10.26
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 for grants on or after May 2, 2005 (incorporated by reference to Exhibit 10.46 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).
10.27
Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).
10.28
Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.34 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).
10.29
Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003 or any successor plan, for acquisitions from January 1, 2006 to February 11, 2007 (incorporated by reference to Exhibit No. 10.25 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-7221)).
10.30
Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).
10.31	2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.32	2009 Performance Measures under the 2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.2 to Motorola's Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.33
Motorola Long-Range Incentive Plan (LRIP) of 2006 (as amended and restated as of July 28, 2008) (incorporated by reference to Exhibit 10.37 to Motorola's Form 10-Q for the fiscal quarter ended September 27, 2008 (File No. 1-7221)).
10.34	Motorola Long Range Incentive Plan (LRIP) of 2009 (incorporated by reference to Exhibit 10.3 to Motorola's Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).

Exhibit No.	Exhibit

10.35	2009 Performance Measures under the Motorola Long Range Incentive Plan (LRIP) of 2009 (incorporated by reference to Exhibit 10.4 to Motorola's Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.36
Motorola Elected Officers Supplementary Retirement Plan, as amended through May 8, 2007 (incorporated by reference to Exhibit No. 10.29 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).
10.37
First Amendment to the Motorola Elected Officers Supplementary Retirement Plan, adopted December 15, 2008 (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on December 17, 2008 (File No. 1-7221)).
10.38
Motorola Management Deferred Compensation Plan, as amended through May 2, 2006 (incorporated by reference to Exhibit No. 10.29 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).
10.39
Motorola, Inc. Senior Officer Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit No. 10.44 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).
10.40
Motorola, Inc. Executive Severance Plan, as amended through December 31, 2008, Effective October 1, 2008 (incorporated by reference to Exhibit No. 10.45 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).
10.41
Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).
10.42
Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption "How Are the Directors Compensated?" of Motorola's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2010 ("Motorola Proxy Statement")).
10.43
Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption "Director Retirement Plan and Insurance Coverage" of the Motorola Proxy Statement and to Exhibit 10.57 to Motorola's Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).
10.44
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).
10.45
Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).
10.46
Employment Agreement dated August 4, 2008 by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).
10.47
Amendment made on December 15, 2008 to the Employment Agreement dated August 4, 2008, as amended, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit No. 10.52 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).
10.48
Second Amendment made on February 11, 2010 to the Employment Agreement dated August 4, 2008, as amended, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on February 16, 2010 (File No. 1-7221)).

Exhibit No.	Exhibit

*10.49	Description of certain compensatory arrangements between Motorola, Inc. and Gregory Q. Brown and between Motorola, Inc. and Sanjay K. Jha.
10.50
Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc. (As Amended January 30, 2008) (incorporated by reference to Exhibit 10.48 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).
10.51
Severance Agreement between Stuart Reed and Motorola, Inc. dated March 7, 2008 (incorporated by reference to Exhibit 10.53 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).
10.52
Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.11 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
10.53
Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.12 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).
*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola.
23	Consent of Independent Registered Public Accounting Firm, see page 134 of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.