Form 10-Q
period 2010-04-03
MOTOROLA INC
filed 2010-05-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 3, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)
1303 E. Algonquin Road, Schaumburg, Illinois (Address of principal executive offices)	60196 (Zip Code)
Registrant's telephone number, including area code: (847) 576-5000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 3, 2010:

Class	Number of Shares
Common Stock; $.01 Par Value	2,324,084,852

Part I—Financial Information

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

(In millions, except per share amounts)	April 3, 2010	April 4, 2009

Net sales	$5,044	$5,371
Costs of sales	3,258	3,875

Gross margin	1,786	1,496

Selling, general and administrative expenses	876	869
Research and development expenditures	757	847
Other charges	77	229

Operating earnings (loss)	76	(449)

Other income (expense):
Interest expense, net	(33)	(35)
Gain (loss) on sales of investments and businesses, net	8	(20)
Other	12	70

Total other income (expense)	(13)	15

Earnings (loss) from continuing operations before income taxes	63	(434)
Income tax benefit	(5)	(146)

Earnings (loss) from continuing operations	68	(288)
Earnings from discontinued operations, net of tax	—	60

Net earnings (loss)	68	(228)

Less: Earnings (loss) attributable to noncontrolling interests	(1)	3

Net earnings (loss) attributable to Motorola, Inc.	$69	$(231)

Amounts attributable to Motorola, Inc. common shareholders:
Earnings (loss) from continuing operations, net of tax	$69	$(291)
Earnings from discontinued operations, net of tax	—	60

Net earnings (loss)	$69	$(231)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.03	$(0.13)
Discontinued operations	—	0.03

	$0.03	$(0.10)

Diluted:
Continuing operations	$0.03	$(0.13)
Discontinued operations	—	0.03

	$0.03	$(0.10)

Weighted average common shares outstanding:
Basic	2,315.7	2,280.5
Diluted	2,341.3	2,280.5
Dividends paid per share	$0.00	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except share amounts)	April 3, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$3,188	$2,869
Sigma Fund	5,174	5,092
Short-term investments	6	2
Accounts receivable, net	3,086	3,495
Inventories, net	1,251	1,308
Deferred income taxes	1,125	1,082
Other current assets	2,066	2,184

Total current assets	15,896	16,032

Property, plant and equipment, net	2,088	2,154
Sigma Fund	116	66
Investments	408	459
Deferred income taxes	2,253	2,284
Goodwill	2,830	2,823
Other assets	1,669	1,785

Total assets	$25,260	$25,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of long-term debt	$532	$536
Accounts payable	2,147	2,429
Accrued liabilities	5,194	5,296

Total current liabilities	7,873	8,261

Long-term debt	3,372	3,365
Other liabilities	3,970	4,094
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock: 04/03/10—$.01 par value; 12/31/09—$.01 par value	23	23
Authorized shares: 04/03/10—4,200.0; 12/31/09—4,200.0
Issued shares: 04/03/10—2,326.7; 12/31/09—2,314.2
Outstanding shares: 04/03/10—2,324.1; 12/31/09—2,312.1
Additional paid-in capital	8,336	8,211
Retained earnings	3,896	3,827
Accumulated other comprehensive loss	(2,311)	(2,286)

Total Motorola, Inc. stockholders' equity	9,944	9,775
Noncontrolling interests	101	108

Total stockholders' equity	10,045	9,883

Total liabilities and stockholders' equity	$25,260	$25,603

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
(In millions, except share amounts)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Noncontrolling Interests	Comprehensive Earnings (Loss)

Balances at December 31, 2009	2,314.2	$8,234	$70	$(63)	$(2,295)	$2	$3,827	$108

Net earnings (loss)							69	(1)	$68
Net unrealized gain on securities, net of tax of $(14)			(24)						(24)
Foreign currency translation adjustments, net of tax of $4				(56)					(56)
Amortization of retirement benefit adjustments, net of tax of $15					31				31
Curtailment adjustment, net of tax of $0					22				22
Issuance of common stock and stock options exercised	12.5	58
Tax shortfalls from stock-based compensation		(5)
Share-based compensation expense		72
Net gain on derivative instruments, net of tax of $1						2			2
Dividends paid to noncontrolling interest on subsidiary common stock								(6)

Balances at April 3, 2010	2,326.7	$8,359	$46	$(119)	$(2,242)	$4	$3,896	$101	$43

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	April 3, 2010	April 4, 2009

Operating
Net earnings (loss) attributable to Motorola, Inc.	$69	$(231)
Earnings (loss) attributable to noncontrolling interests	(1)	3

Net earnings (loss)	68	(228)
Earnings from discontinued operations	—	60

Earnings (loss) from continuing operations	68	(288)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	173	190
Non-cash other charges (income)	(21)	4
Share-based compensation expense	72	76
Loss (gain) on sales of investments and businesses, net	(8)	20
Gain from the extinguishment of long-term debt	—	(67)
Deferred income taxes	(22)	(197)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	411	(204)
Inventories	58	582
Other current assets	114	217
Accounts payable and accrued liabilities	(388)	(1,355)
Other assets and liabilities	28	8

Net cash provided by (used for) operating activities	485	(1,014)

Investing
Acquisitions and investments, net	(23)	(15)
Proceeds from sales of investments and businesses, net	22	137
Capital expenditures	(70)	(71)
Proceeds from sales of property, plant and equipment	28	3
Proceeds from sales (purchases) of Sigma Fund investments, net	(116)	1,319
Proceeds from sales (purchases) of short-term investments, net	(4)	206

Net cash provided by (used for) investing activities	(163)	1,579

Financing
Repayment of short-term borrowings, net	(4)	(31)
Repayment of debt	(2)	(129)
Issuance of common stock	63	56
Payment of dividends	—	(114)
Other, net	(8)	—

Net cash provided by (used for) financing activities	49	(218)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(52)	(146)

Net increase in cash and cash equivalents	319	201
Cash and cash equivalents, beginning of period	2,869	3,064

Cash and cash equivalents, end of period	$3,188	$3,265

Cash Flow Information

Cash paid during the period for:
Interest, net	$20	$28
Income taxes, net of refunds	44	51

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.   Basis of Presentation

        The condensed consolidated financial statements as of April 3, 2010 and for the three months ended April 3, 2010 and April 4, 2009, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly Motorola, Inc.'s (the "Company's") consolidated financial position, results of operations and cash flows for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended April 3, 2010 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2010 presentation.

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

Change in Segment Presentation

        On February 11, 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of its planned separation into two independent, publicly traded companies. The Company currently expects that, upon separation, one public company will be comprised of the Company's Mobile Devices and Home businesses and the other public company will be comprised of the Company's Enterprise Mobility Solutions and Networks businesses. As a result of this announcement, Motorola, Inc. has realigned its businesses as of the first quarter of 2010 and now reports financial results for the following four operating business segments:

  •
  Mobile Devices:    This segment designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  Home:    This segment designs, manufactures, sells, installs and services digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment for cable television and telecom service providers.

  •
  Enterprise Mobility Solutions:    This segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

  •
  Networks:    This segment designs, manufactures, sells, installs and services wireless network systems, including cellular infrastructure systems and wireless and wireline cable and cellular broadband systems, for wireless service providers.

        Additionally, prior to the first quarter of 2010, certain costs, including some elements of share-based compensation, intangible assets amortization expense, business-related asset impairments and other Corporate expenses, were recorded at Corporate and included in Other and Eliminations. In addition to the business realignment discussed above, effective as of the first quarter of 2010, the Company now allocates the costs described above to the operating business segments.

        Accordingly, previously reported segment results for the quarterly period ended April 4, 2009, have been revised to reflect the new segment presentation and the allocation of Corporate costs.

Recently Adopted New Accounting Guidance

Revenue Recognition

        In October 2009, the Financial Accounting Standards Board ("FASB") issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement's consideration using estimated selling prices ("ESP") of deliverables if a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"). The new guidance also eliminates the use of the residual method to allocate an arrangement's consideration.

        In October 2009, the FASB also issued new guidance to remove from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality.

        The new accounting guidance is effective for revenue arrangements entered into or materially modified after June 15, 2010. The standards permit prospective or retrospective adoption as well as early adoption. The Company elected to early adopt this guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable arrangements that were entered into or materially modified after January 1, 2010.

        The Company's material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of devices, equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. Additionally, many of the Company's products have both software and non-software components that function together to deliver the product's essential functionality. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

        Products and Equipment —For product and equipment sales, revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

        Long-Term Contracts —For long-term contracts that involve customization of the Company's equipment or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract contains other inherent uncertainties, revenues and costs are deferred until the project is complete and customer acceptance is obtained. When current estimates of total contract revenue and contract costs indicate a contract loss, the loss is recognized in the period it becomes evident.

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

        Multiple-Element Arrangements —Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, equipment, services and software. For the Company's multiple-element arrangements where at least one of the deliverables is not subject to existing software revenue recognition guidance, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted January 1, 2010, revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on VSOE if it exists, based next on TPE if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on ESP.

  •
  VSOE—In many instances, products are sold separately in stand-alone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Additionally, advanced services such as general consulting, network management or advisory projects are often sold in stand-alone engagements. Technical support services are also often sold separately through renewals of annual contracts. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE.

  •
  TPE—VSOE generally exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

  •
  ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP for the arrangement element by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company's normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

        Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

        The Company's arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

        The Company's arrangements with multiple deliverables may be comprised entirely of deliverables that are all still subject to the existing software revenue recognition guidance. For these arrangements, revenue is allocated to the deliverables based on VSOE. Should VSOE not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established for the element, whichever occurs first. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

        Net sales as reported and pro forma net sales that would have been reported during the quarter ended April 3, 2010, if the transactions entered into or materially modified after January 1, 2010, were still subject to the previous accounting guidance are shown in the following table:

Three Months Ended April 3, 2010	As Reported	Pro Forma Basis

Net sales	$5,044	$4,604

        For the three months ended April 3, 2010, the difference between the amount of revenue recorded under the new accounting guidance for revenue recognition as compared to the pro forma amount that would have been recorded under the prior accounting guidance relates primarily to sales of smartphones by the Company's Mobile Devices segment. The individual impact to the Company's other businesses was not material. The pro forma basis revenue reflects the recognition of revenue related to smartphones that contain a service element and unspecified software upgrade rights under a subscription-based model under which revenue is recognized ratably over the estimated expected life of the smartphone as the Company was unable to determine VSOE for the undelivered element in the transaction. The as reported revenue reflects the allocation of revenue related to smartphones shipped under arrangements executed during the three months ended April 3, 2010 using ESP for the device, the service and the unspecified software upgrade rights, resulting in a lower deferral of revenue than under prior accounting guidance. Both the as reported revenue and the pro forma basis revenue contain the revenue recognized under the subscription-based revenue recognition model related to smartphones that contain a service element and unspecified software that shipped under arrangements executed during the year ended December 31, 2009.

        Based on the Company's current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition.

        Sales and Use Taxes —The Company records taxes imposed on revenue-producing transactions, including sales, use, value added and excise taxes, on a net basis with such taxes excluded from revenue.

Other Recently Adopted Guidance

        In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, new guidance was issued which removes the requirement for public companies to disclose the date through which subsequent events were reviewed. This guidance was effective upon issuance and has been adopted by the Company. The Company has evaluated subsequent events after April 3, 2010, through the date and time the financial statements were issued.

        In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities ("VIEs"). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company's involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company's consolidated financial statements.

        In January 2010, FASB issued guidance related to fair value disclosure requirements. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. This guidance is effective for interim periods beginning after December 15, 2009. The Company has adopted this guidance effective January 1, 2010. The disclosures required by this adoption are included in Note 9, "Fair Value Measurements."

2.   Discontinued Operations

        During the three months ended April 4, 2009, the Company completed the sale of: (i) Good Technology, and (ii) the biometrics business, which includes its Printrak trademark. Collectively, the Company received $163 million in net cash and recorded a net gain on sale of the businesses of $175 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations. The operating results of these businesses, formerly included as part of the Enterprise Mobility Solutions segment, are reported as discontinued operations in the condensed consolidated financial statements for the period ending April 4, 2009.

        The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three months ended April 4, 2009.

Three Months Ended	April 4, 2009

Net sales	$19
Operating loss	(11)
Gains on sales of investments and businesses, net	175
Earnings before income taxes	162
Income tax expense	102
Earnings from discontinued operations, net of tax	60

3.   Other Financial Data

Statement of Operations Information

Other Charges

        Other charges included in Operating earnings (loss) consist of the following:

Three Months Ended	April 3, 2010	April 4, 2009

Other charges:
Amortization of intangible assets	$65	$71
Separation-related transaction costs	25	—
Reorganization of businesses	16	158
Legal settlement	(29)	—

	$77	$229

Other Income (Expense)

        Interest expense, net, and Other both included in Other income (expense) consist of the following:

Three Months Ended	April 3, 2010	April 4, 2009

Interest income (expense), net:
Interest expense	$(61)	$(62)
Interest income	28	27

	$(33)	$(35)

Other:
Gain on Sigma Fund investments	$16	$7
Foreign currency gains	3	6
Investment impairments	(9)	(7)
Gain from the extinguishment of the Company's outstanding long-term debt	—	67
Other	2	(3)

	$12	$70

Earnings (Loss) Per Common Share

        The computation of basic and diluted earnings (loss) per common share attributable to Motorola, Inc. common shareholders is as follows:

	Amounts attributable to Motorola, Inc. common shareholders
	Continuing Operations		Net Earnings (Loss)
Three Months Ended	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Basic earnings (loss) per common share:
Earnings (loss)	$69	$(291)	$69	$(231)
Weighted average common shares outstanding	2,315.7	2,280.5	2,315.7	2,280.5

Per share amount	$0.03	$(0.13)	$0.03	$(0.10)

Diluted earnings (loss) per common share:
Earnings (loss)	$69	$(291)	$69	$(231)

Weighted average common shares outstanding	2,315.7	2,280.5	2,315.7	2,280.5

Add effect of dilutive securities:
Share-based awards and other	25.6	—	25.6	—

Diluted weighted average common shares outstanding	2,341.3	2,280.5	2,341.3	2,280.5

Per share amount	$0.03	$(0.13)	$0.03	$(0.10)

        In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended April 3, 2010, the assumed exercise of 144.4 million stock options and the assumed vesting of 39.0 million restricted stock units were excluded because their inclusion would have been antidilutive. For the three months ended April 4, 2009, the Company was in a net loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

        The Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.2 billion at April 3, 2010, compared to $2.9 billion at December 31, 2009. Of these amounts, $215 million and $206 million, respectively, were restricted.

Sigma Fund

        The Sigma Fund consists of the following:

	April 3, 2010		December 31, 2009
Fair Value	Current	Non-current	Current	Non-Current

Cash	$106	$—	$202	$—
Securities:
U.S. government, agency and government-sponsored enterprise obligations	4,894	—	4,408	—
Corporate bonds	120	75	367	63
Asset-backed securities	42	3	66	—
Mortgage-backed securities	12	38	49	3

	$5,174	$116	$5,092	$66

        The fair market value of investments in the Sigma Fund was $5.3 billion and $5.2 billion at April 3, 2010 and December 31, 2009, respectively.

        During the three months ended April 3, 2010, the Company recorded a gain on Sigma Fund investments of $16 million in Other income (expense) in the condensed consolidated statement of operations, compared to a gain on Sigma Fund investments of $7 million during the three months ended April 4, 2009.

Investments

        Investments consist of the following:

	Recorded Value		Less
April 3, 2010	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Certificates of deposit	$4	$—	$—	$—	$4
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	23	1	—	22
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	124	73	(1)	52

	6	161	74	(1)	94
Other securities, at cost	—	191	—	—	191
Equity method investments	—	56	—	—	56

	$6	$408	$74	$(1)	$341

	Recorded Value		Less
December 31, 2009	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$23	$1	$—	$22
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	147	111	(1)	37

	2	183	112	(1)	74
Other securities, at cost	—	223	—	—	223
Equity method investments	—	53	—	—	53

	$2	$459	$112	$(1)	$350

        During the three months ended April 3, 2010 and April 4, 2009, the Company recorded investment impairment charges of $9 million and $7 million, respectively, representing other-than-temporary declines in the value of the Company's investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company's condensed consolidated statements of operations.

Accounts Receivable

        Accounts receivable, net, consists of the following:

	April 3, 2010	December 31, 2009

Accounts receivable	$3,236	$3,637
Less allowance for doubtful accounts	(150)	(142)

	$3,086	$3,495

Inventories

        Inventories, net, consist of the following:

	April 3, 2010	December 31, 2009

Work-in-process and production materials	$1,179	$1,062
Finished goods	854	1,062

	2,033	2,124
Less inventory reserves	(782)	(816)

	$1,251	$1,308

Other Current Assets

        Other current assets consists of the following:

	April 3, 2010	December 31, 2009

Costs and earnings in excess of billings	$675	$686
Contract-related deferred costs	598	616
Contractor receivables	246	342
Value-added tax refunds receivable	50	95
Other	497	445

	$2,066	$2,184

Property, Plant and Equipment

        Property, plant and equipment, net, consists of the following:

	April 3, 2010	December 31, 2009

Land	$123	$127
Building	1,773	1,823
Machinery and equipment	5,135	5,187

	7,031	7,137
Less accumulated depreciation	(4,943)	(4,983)

	$2,088	$2,154

        Depreciation expense for the three months ended April 3, 2010 and April 4, 2009 was $107 million and $119 million, respectively.

Other Assets

        Other assets consists of the following:

	April 3, 2010	December 31, 2009

Intangible assets, net of accumulated amortization of $1,440 and $1,375	$535	$593
Contract-related deferred costs	297	345
Royalty license arrangements	241	255
Value-added tax refunds receivable	119	127
Long-term receivables, net of allowances of $9 and $9	123	117
Other	354	348

	$1,669	$1,785

Accrued Liabilities

        Accrued liabilities consists of the following:

	April 3, 2010	December 31, 2009

Deferred revenue	$1,479	$1,325
Compensation	635	634
Customer reserves	363	424
Billings in excess of costs and earnings	314	336
Tax liabilities	271	258
Warranty reserves	237	226
Contractor payables	217	240
Customer downpayments	110	178
Other	1,568	1,675

	$5,194	$5,296

Other Liabilities

        Other liabilities consists of the following:

	April 3, 2010	December 31, 2009

Defined benefit plans, including split dollar life insurance policies	$2,405	$2,450
Deferred revenue	632	713
Postretirement health care benefit plan	289	287
Unrecognized tax benefits	127	196
Other	517	448

	$3,970	$4,094

Stockholders' Equity Information

Payment of Dividends

        During the three months ended April 3, 2010, the Company paid no cash dividends to holders of its common stock. During the three months ended April 4, 2009, the Company paid $114 million in cash dividends to holders of its common stock related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company's common stock.

4.   Debt and Credit Facilities

Long-Term Debt

        During the three months ended April 4, 2009, the Company repurchased $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $399 million then outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the consolidated statements of operations.

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

        April 3, 2010 and December 31, 2009, the Company had outstanding foreign exchange contracts with notional values totaling $1.5 billion and $1.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's condensed consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 3, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	April 3, 2010	December 31, 2009

Chinese Renminbi	$(386)	$(297)
Brazilian Real	(318)	(342)
Euro	(284)	(377)
Japanese Yen	(129)	(236)
British Pound	117	143

Interest Rate Risk

        At April 3, 2010, the Company's short-term debt consisted primarily of $1 million of short-term variable rate foreign debt. At April 3, 2010, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, one of the Company's European subsidiaries has an outstanding interest rate agreement ("Interest Agreement") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company's condensed consolidated statements of operations. The fair value of the Interest Agreement was $(4) million at both April 3, 2010 and December 31, 2009.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of April 3, 2010, the Company was exposed to an aggregate credit risk of $12 million with all counterparties.

        The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at April 3, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Assets		Liabilities
April 3, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	8	Other assets	8	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	8		12

Total derivatives	$15		$12

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2009	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	10	Other assets	16	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	10		20

Total derivatives	$15		$21

        The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations for the three months ended April 3, 2010 and April 4, 2009:

Three Month Ended April 3, 2010	Gain (Loss) on the Derivative Instrument	Statement of Operations Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Interest rate contracts	(4)	Other income (expense)
Foreign exchange contracts	9	Other income (expense)

Total derivatives not designated as hedging instruments	$5

Three Month Ended April 4, 2009	Loss on the Derivative Instrument	Statement of Operations Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Interest rate contracts	(5)	Other income (expense)
Foreign exchange contracts	(31)	Other income (expense)

Total derivatives not designated as hedging instruments	$(36)

        The following table summarizes the losses recognized in the condensed consolidated financial statements for the three months ended April 3, 2010 and April 4, 2009:

Three Month Ended April 3, 2010	Foreign Exchange Contracts	Financial Statement Location

Derivatives in cash flow hedging relationships:
Gain recognized in Accumulated other comprehensive loss (effective portion)	$2	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	—	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	Other income (expense)

Three Month Ended April 4, 2009	Foreign Exchange Contracts	Financial Statement Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(5)	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(6)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	Other income (expense)

Fair Value of Financial Instruments

        The Company's financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company's Sigma Fund, available-for-sale investment portfolios and derivative financial instruments are recorded in the Company's condensed consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments' fair values.

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 3, 2010 was $3.8 billion, compared to a face value of $3.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.   Income Taxes

        At April 3, 2010 and December 31, 2009, the Company had valuation allowances of $2.9 billion, including $403 million and $422 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the three months ended April 3, 2010, there was no adjustment to the U.S. valuation allowance. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was adjusted primarily for exchange rate variances.

        In March 2008, the Company announced a strategy to separate into two publicly-traded companies. In February 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of this separation. When evaluating the Company's valuation allowances the Company is precluded from taking into consideration events dependent on future market conditions, such as the announced separation transaction. The Company will reassess its valuation allowance needs based on two separate publicly traded companies in the period the separation transaction occurs or when the transaction is imminent. The valuation allowances determined for two separate publicly traded companies may differ from the Company's current valuation allowance balances.

        In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law, which eliminated the favorable income tax treatment of Medicare Part D Subsidy receipts effective for tax years starting in 2013. As a result of the tax law change, the Company recorded an $18 million non-cash tax charge to reduce its deferred tax asset associated with Medicare Part D subsidies currently estimated to be received after 2012.

        The Company had unrecognized tax benefits of $401 million and $466 million, at April 3, 2010 and December 31, 2009, respectively, of which approximately $80 million and $100 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the three months ended April 3, 2010, the Company recorded a $53 million tax benefit representing a reduction in unrecognized tax benefits relating to facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

        Based on the potential outcome of the Company's global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $75 million tax charge to a $175 million tax benefit, with cash payments in the range of $0 to $150 million.

        During the first quarter of 2010, the Internal Revenue Service ("IRS") concluded its audit of Symbol's 2004 through January 9, 2007 pre-acquisition tax years. The Company has audits pending in several tax jurisdictions. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

7.   Retirement Benefits

Pension Benefit Plans

        The net periodic pension costs for the Regular Pension Plan, Officers' Plan, the Motorola Supplemental Pension Plan ("MSPP") and Non-U.S. plans were as follows:

	April 3, 2010			April 4, 2009
Three Months Ended	Regular Pension	Officers' and MSPP	Non U.S.	Regular Pension	Officers' and MSPP	Non U.S.

Service cost	$—	$—	$7	$4	$—	$6
Interest cost	86	1	28	85	2	16
Expected return on plan assets	(95)	—	(28)	(95)	—	(14)
Amortization of:
Unrecognized net loss	38	1	6	20	—	1
Unrecognized prior service cost	—	—	(1)	—	—	—
Settlement/curtailment loss	—	1	—	—	2	—

Net periodic pension cost	$29	$3	$12	$14	$4	$9

        During the three months ended April 3, 2010, contributions of $20 million were made to the Company's Non-U.S. plans and no contributions were made to the Company's Regular Pension Plan.

        During the first three months of 2010, the Company recognized a curtailment in one of its Non-U.S. plans resulting in a reduction of the amounts recognized in Accumulated Other Comprehensive Income of $22 million. No gain or loss was recognized in the Company's condensed consolidated statement of operations as a result of the curtailment.

Postretirement Health Care Benefit Plans

        Net postretirement health care expenses consist of the following:

	Three Months Ended
	April 3, 2010	April 4, 2009

Service cost	$2	$1
Interest cost	6	7
Expected return on plan assets	(4)	(4)
Amortization of:
Unrecognized net loss	3	2
Unrecognized prior service cost	(1)	(1)

Net postretirement health care expense	$6	$5

        The Company made no contributions to its postretirement healthcare fund during the three months ended April 3, 2010.

8.   Share-Based Compensation Plans

        Compensation expense for the Company's employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units ("RSUs") was as follows:

Three Months Ended	April 3, 2010	April 4, 2009

Share-based compensation expense included in:
Costs of sales	$8	$9
Selling, general and administrative expenses	42	41
Research and development expenditures	22	26

Share-based compensation expense included in Operating earnings (loss)	72	76
Tax benefit	24	24

Share-based compensation expense, net of tax	$48	$52
Decrease in basic earnings per share	$(0.02)	$(0.02)
Decrease in diluted earning per share	$(0.02)	$(0.02)

9.   Fair Value Measurements

        The Company holds certain fixed income securities, equity securities and derivatives, which must be measured using the fair value hierarchy and related valuation methodologies. The guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

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

        The fair values of the Company's financial assets and liabilities by level in the fair value hierarchy as of April 3, 2010 and December 31, 2009 were as follows:

April 3, 2010	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$4,894	$—	$4,894
Corporate bonds	—	173	22	195
Asset-backed securities	—	45	—	45
Mortgage-backed securities	—	50	—	50
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	23	—	23
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	114	10	—	124
Foreign exchange derivative contracts	—	15	—	15
Liabilities:
Foreign exchange derivative contracts	—	8	—	8
Interest agreement derivative contracts	—	4	—	4

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$4,408	$—	$4,408
Corporate bonds	—	411	19	430
Asset-backed securities	—	66	—	66
Mortgage-backed securities	—	52	—	52
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	23	—	23
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	136	11	—	147
Foreign exchange derivative contracts	—	15	—	15
Liabilities:
Foreign exchange derivative contracts	—	17	—	17
Interest agreement derivative contracts	—	4	—	4

        The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended
	April 3, 2010	April 4, 2009

Beginning balance	$19	$134
Transfers to Level 3	—	1
Payments received	(1)	(24)
Mark-to-market on Sigma Fund investments included in Other income (expense)	4	(2)

Ending balance	$22	$109

Valuation Methodologies

        Level 1 —Quoted market prices in active markets are available for investments in common and preferred stock and common stock equivalents. As such, these investments are classified within Level 1.

        Level 2 —The securities classified as Level 2 are comprised primarily of corporate, government, agency and government-sponsored enterprise bonds. The Company primarily relies on valuation pricing models, recent bid prices, and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

        In determining the fair value of the Company's foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are classified as Level 2 assets.

        Level 3 —Fixed income securities are debt securities that do not have actively traded quotes as of the financial statement date. Determining the fair value of these securities requires the use of unobservable inputs, such as indicative quotes from dealers, extrapolated data, proprietary models and qualitative input from investment advisors. As such, these securities are classified within Level 3.

        At April 3, 2010, the Company has $617 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

        The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis at April 3, 2010.

10. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

        Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	April 3, 2010	December 31, 2009

Long-term receivables	$152	$154
Less allowance for losses	(9)	(9)

	143	145
Less current portion	(20)	(28)

Non-current long-term receivables, net	$123	$117

        The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company's condensed consolidated balance sheets.

        Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $443 million and $444 million at April 3, 2010 and December 31, 2009, respectively. Of these amounts, $10 million and $13 million were supported by letters of credit or by bank commitments to purchase long-term receivables at April 3, 2010 and December 31, 2009, respectively. The majority of the outstanding commitments at April 3, 2010 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $30 million and $31 million at

April 3, 2010 and December 31, 2009, respectively (including $26 million and $27 million at April 3, 2010 and December 31, 2009, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $4 million at April 3, 2010 and December 31, 2009, respectively (including $1 million and $2 million at April 3, 2010 and December 31, 2009, respectively, relating to the sale of short-term receivables).

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

        At April 3, 2010, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $54 million was utilized. At December 31, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $60 million was utilized.

        Total sales of accounts receivable and long-term receivables were $463 million during the three months ended April 3, 2010, compared to $259 million during the three months ended April 4, 2009. At April 3, 2010, the Company retained servicing obligations for $380 million of sold accounts receivables and $265 million of long-term receivables compared to $195 million of accounts receivables and $297 million of long-term receivables at December 31, 2009. Cash proceeds from sales of accounts receivable were $242 million during the three months ended April 3, 2010, compared to $259 million during the three months ended April 4, 2009. As of April 3, 2010, the Company is due $221 million from a third party under deferred payment provisions related to sold accounts receivable.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $26 million and $27 million at April 3, 2010 and December 31, 2009, respectively.

11. Commitments and Contingencies

Legal

        The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Other

        The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $143 million, of which the Company accrued $51 million at April 3, 2010 for potential claims under these provisions.

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

  •
  The Home segment designs, manufactures, sells, installs and services digital video, Internet Protocol ("IP") video and broadcast network interactive set-tops, end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

  •
  The Networks segment designs, manufactures, sells, installs and services wireless network systems, including cellular infrastructure systems and wireless and cellular broadband systems, to wireless service providers.

        The following table summarizes the Net sales and Operating earnings (loss) by operating business segment:

	Net Sales		Operating Earnings (Loss)
Three Months Ended	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Mobile Devices	$1,641	$1,801	$(192)	$(545)
Home	838	1,025	20	3
Enterprise Mobility Solutions	1,694	1,599	141	66
Networks	896	966	112	62

	5,069	5,391	81	(414)
Other and Eliminations	(25)	(20)	(5)	(35)

	$5,044	$5,371

Operating earnings (loss)			76	(449)
Total other income (expense)			(13)	15

Earnings (loss) from continuing operations before income taxes			$63	$(434)

        The Operating loss in Other and Eliminations consists of the following:

	Three Months Ended
	April 3, 2010	April 4, 2009

Separation-related transaction costs	$25	$—
Corporate expenses	11	10
Reorganization of business charges	(2)	25
Legal settlements	(29)	—

	$5	$35

        Corporate expense are primarily comprised of: (i) general corporate-related expenses, and (ii) the Company's wholly-owned finance subsidiary.

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

2010 Charges

        During the three months ended April 3, 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All four of the Company's business segments are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

        During the three months ended April 3, 2010, the Company recorded net reorganization of business charges of $21 million, including $5 million of charges in Costs of sales and $16 million of charges under Other charges in the Company's consolidated statements of operations. Included in the aggregate $21 million are charges of $32 million for employee separation costs, partially offset by $11 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

Three Months Ended	April 3, 2010

Mobile Devices	$15
Home	5
Enterprise Mobility Solutions	2
Networks	1

23
Corporate	(2)

$21

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to April 3, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at April 3, 2010

Exit costs	$58	$—	$(3)	$(5)	$50
Employee separation costs	80	32	(9)	(46)	57

	$138	$32	$(12)	$(51)	$107

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2010, the Company had an accrual of $58 million for exit costs attributable to lease terminations. The additional 2010 charges were not material. The adjustments of $3 million primarily reflect reversals of accruals no longer needed. The $5 million used in 2010 reflects cash payments. The remaining accrual of $50 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 3, 2010, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2010, the Company had an accrual of $80 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who will begin receiving payments in 2010. The 2010 additional charges of $32 million represent severance costs for approximately an additional 700 employees, of which 100 are direct employees and 600 are indirect employees.

        The adjustments of $9 million reflect: (i) $8 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments.

        During the first three months of 2010, approximately 500 employees, of which 100 were direct employees and 400 were indirect employees, were separated from the Company. The $46 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $57 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 3, 2010, is expected to be paid to approximately 1,200 separated employees in 2010.

2009 Charges

        During the three months ended April 4, 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All four of the Company's business segments, as well as corporate functions, were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions. During the three months ended April 4, 2009, the Company recorded net reorganization of business charges of $204 million, including $46 million of charges in Costs of sales and $158 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $204 million were charges of $204 million for employee separation costs, $4 million for exit costs and $17 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

Three Months Ended	April 4, 2009

Mobile Devices	$128
Home	10
Enterprise Mobility Solutions	30
Networks	11

179
Corporate	25

$204

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to April 4, 2009:

	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at April 4, 2009

Exit costs	$80	$4	$(5)	$(27)	$52
Employee separation costs	170	204	(20)	(148)	206

	$250	$208	$(25)	$(175)	$258

Includes translation adjustments.

Exit Costs

        At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The 2009 additional charges of $4 million primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $5 million reflected: (i) $3 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments. The

$27 million used in 2009 reflected cash payments. The remaining accrual of $52 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 4, 2009, represented future cash payments primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $204 million represented severance costs for approximately an additional 5,600 employees, of which 2,000 were direct employees and 3,600 were indirect employees.

        The adjustments of $20 million reflect: (i) $18 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

        During the three months ended April 4, 2009, approximately 5,100 employees, of which 2,100 were direct employees and 3,000 were indirect employees, were separated from the Company. The $148 million used in 2009 reflected cash payments to these separated employees. The remaining accrual of $206 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 4, 2009.

14. Intangible Assets and Goodwill

Intangible Assets

        Amortized intangible assets were comprised of the following:

	April 3, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Completed technology	$1,126	$850	$1,123	$792
Patents	288	179	288	179
Customer-related	279	151	278	145
Licensed technology	130	122	130	122
Other intangibles	152	138	149	137

	$1,975	$1,440	$1,968	$1,375

        Amortization expense on intangible assets, which is included within Other and Eliminations, was $65 million and $71 million for the three months ended April 3, 2010 and April 4, 2009, respectively. As of April 3, 2010, annual amortization expense is estimated to be $259 million in 2010, $227 million in 2011, $66 million in 2012, $29 million in 2013 and $10 million in 2014.

        Amortized intangible assets, excluding goodwill, by business segment:

	April 3, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Mobile Devices	$45	$45	$45	$45
Home	654	523	647	509
Enterprise Mobility Solutions	1,207	808	1,207	758
Networks	69	64	69	63

	$1,975	$1,440	$1,968	$1,375

Goodwill

        The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2010 to April 3, 2010:

	Mobile Devices	Home	Enterprise Mobility Solutions	Networks	Total Motorola

Balances as of January 1, 2010:
Aggregate goodwill acquired	$55	$1,358	$2,981	$121	$4,515
Accumulated impairment losses	(55)	(73)	(1,564)	—	(1,692)

Goodwill, net of impairment losses	—	1,285	1,417	121	2,823

Goodwill acquired	—	7	—	—	7
Impairment losses	—	—	—	—	—
Adjustments	—	—	—	—	—

Balances as of April 3, 2010:
Aggregate goodwill acquired	55	1,365	2,981	121	4,522
Accumulated impairment losses	(55)	(73)	(1,564)	—	(1,692)

Goodwill, net of impairment losses	$—	$1,292	$1,417	$121	$2,830

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

        During the first quarter of 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of its planned separation into two independent, publicly traded companies. The Company currently expects that, upon separation, one public company will be comprised of the Company's Mobile Devices and Home businesses and the other public company will be comprised of the Company's Enterprise Mobility Solutions and Networks businesses. As a result of this announcement, Motorola, Inc. has realigned its businesses as of the first quarter of 2010, into the following four operating business segments: Mobile Devices, Home, Enterprise Mobility Solutions and Networks. Previously, the Home and Networks segments constituted a single segment, the Home and Networks Mobility segment. As a result of this business realignment, the Company assessed whether there would be any changes to the previously determined reporting units for purposes of assessing goodwill impairment.

        The Company has determined that the new Home segment is comprised of two reporting units, the Broadband Home Solutions reporting unit and the Access Networks reporting unit, both of which, based on the operational structure of the Home segment, are one level below the Home operating segment and, therefore, constitute a component or reporting unit of the Home segment. The Company has also determined that the new Networks segment meets the requirements of a reporting unit.

        As a result of the revised determination of reporting units, the Company assessed whether there were any indicators of impairment at the new Broadband Home Solutions and Access Networks reporting units. Due to differences in historical and forecasted financial performance at Access Networks as compared to Broadband Home Solutions, the Company determined there was a sufficient indicator of impairment for the Access Networks reporting unit. As a result, a goodwill impairment test was performed for the Access Networks reporting unit during the first quarter of 2010. No indicators of potential impairment were identified for the Broadband Home Solutions reporting unit or for the Company's other reporting units and, accordingly, the goodwill recorded at these other reporting units was not tested for impairment.

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

        The determination of fair value of the reporting units and assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. For the Access Networks reporting unit, the Company assigned a discount rate of 14.5% and a terminal growth rate of 3%, both of which the Company believes to be reasonable based upon the risk profile and long-term growth prospects of this reporting unit in light of industry market data. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable.

        The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units. If a heavier weighting was placed on the market-based approach, a higher fair value would have been determined for the Access Networks reporting unit.

        As a result of the valuation work described above, the fair value of the Access Networks reporting unit exceeded its book value by a significant margin, indicating that there was no impairment of goodwill.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This commentary should be read in conjunction with Motorola, Inc.'s (the "Company's") condensed consolidated financial statements for the three months ended April 3, 2010 and April 4, 2009, as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

What businesses are we in?

        The Company reports financial results for the following operating business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property. In the first quarter of 2010, the segment's net sales were $1.6 billion, representing 33%* of the Company's consolidated net sales.

  •
  The Home segment designs, manufactures, sells, installs and services digital video, Internet Protocol ("IP") video and broadcast network interactive set-tops ("digital entertainment devices"), end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment ("broadband gateways") to cable television and telecom service providers. In the first quarter of 2010, the segment's net sales were $838 million, representing 17%* of the Company's consolidated net sales.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market"). In the first quarter of 2010, the segment's net sales were $1.7 billion, representing 34%* of the Company's consolidated net sales.

  •
  The Networks segment designs, manufactures, sells, installs and services wireless network systems, including cellular infrastructure systems and wireless and cellular broadband systems, to wireless service providers. In the first quarter of 2010, the segment's net sales were $896 million, representing 18%* of the Company's consolidated net sales.

First Quarter Summary

  •
  Net Sales were $5.0 Billion:  Our net sales were $5.0 billion in the first quarter of 2010, down 6% compared to net sales of $5.4 billion in the first quarter of 2009. Compared to the year-ago quarter, net sales decreased 18% in the Home segment, decreased 9% in the Mobile Devices segment and decreased 7% in the Networks segment, partially offset by a 6% increase in net sales in the Enterprise Mobility Solutions segment.

  •
  Operating Earnings were $76 Million:  We had operating earnings of $76 million in the first quarter of 2010, compared to an operating loss of $449 million in the first quarter of 2009. Operating margin was 1.5% of net sales in the first quarter of 2010, compared to (8.4)% of net sales in the first quarter of 2009.

*
When discussing the net sales of each of our four segments, we express the segment's net sales as a percentage of the Company's consolidated net sales. However, certain of our segments sell products to other Motorola businesses and intracompany sales are eliminated as part of the consolidation process. Therefore, the percentages of consolidated net sales for our business segments do not always sum to 100%.

30	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  •
  Earnings from Continuing Operations were $69 Million, or $0.03 per Share: We had net earnings from continuing operations of $69 million, or $0.03 per diluted common share, in the first quarter of 2010, compared to a net loss from continuing operations of $291 million, or $0.13 per diluted common share, in the first quarter of 2009.

  •
  Operating Cash Flow was $485 Million:  We generated cash from operating activities of $485 million in the first quarter of 2010, compared to using $1.0 billion of cash for operating activities in the first quarter of 2009. The cash generated from operating activities was primarily driven by: (i) a $411 million decrease in accounts receivable, (ii) income from continuing operations (adjusted for non-cash items) of $262 million, and (iii) a $114 million decrease in other current assets, partially offset by a $388 million decrease in accounts payable and accrued liabilities.

        Highlights for each of our business segments were as follows:

  •
  In Mobile Devices:  Net sales were $1.6 billion in the first quarter of 2010, a decrease of 9% compared to net sales of $1.8 billion in the first quarter of 2009. The decrease in net sales was primarily driven by a 42% decrease in unit shipments, partially offset by a 57% increase in average selling price ("ASP"). We shipped 8.5 million handsets in the first quarter of 2010, a 29% decrease sequentially compared to shipments of 12.0 million handsets in the fourth quarter of 2009. We shipped 2.3 million Android-based smartphones in the first quarter of 2010, a 15% increase sequentially compared to shipments of 2.0 million in the fourth quarter of 2009. On a geographic basis, net sales decreased in Latin America, Asia, and the Europe, Middle East and Africa region ("EMEA"), partially offset by increased net sales in North America.

  •
  In Home:  Net sales were $838 million in the first quarter of 2010, a decrease of 18% compared to net sales of $1.0 billion in the first quarter of 2009. The decrease in net sales in the Home segment was primarily driven by a 33% decrease in net sales of digital entertainment devices, reflecting a 29% decrease in shipments of digital entertainment devices to 3.1 million units, partially offset by higher net sales of video and access networks infrastructure equipment. On a geographic basis, net sales decreased in North America and Asia, partially offset by increased sales in Latin America and EMEA.

  •
  In Enterprise Mobility Solutions:  Net sales were $1.7 billion in the first quarter of 2010, an increase of 6% compared to net sales of $1.6 billion in the first quarter of 2009. The increase in net sales reflects a 15% increase in net sales to the commercial enterprise market and a 3% increase in net sales to the government and public safety market. On a geographic basis, net sales increased in all regions.

  •
  In Networks:  Net sales were $896 million in the first quarter of 2010, a decrease of 7% compared to net sales of $966 million in the first quarter of 2009. The 7% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM, CDMA and iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. On a geographic basis, net sales decreased substantially in EMEA, partially offset by increased sales in Asia, North America and Latin America.

Looking Forward

        In February 2010, the Company announced its updated plan for separating into two independent, publicly traded companies. The Company is now targeting the completion of the planned separation for the first quarter of 2011. After completing the separation, one company is expected to be comprised of the Mobile Devices and Home businesses and one company is expected to be comprised of the Enterprise Mobility Solutions and Networks businesses. The Company intends to effect the separation through a tax-free stock dividend of shares in the new company to Motorola shareholders. The Company expects that, post-separation, the Enterprise Mobility and Networks business will be capitalized in a manner that will achieve an investment grade long-term debt rating and that it will be the entity responsible for Motorola's public market debt outstanding at the time of separation. Completion of the spin-off is subject to a number of conditions, including, among others, confirmation of the tax-free nature of the transaction, as well as effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission.

        In our Mobile Devices business, we expect the overall global handset market to remain intensely competitive. We expect an increase in total industry handset demand in 2010 compared to 2009, particularly in smartphones. Our strategy is focused on enhancing our smartphone portfolio and strengthening our position in priority markets. We plan to launch a significant number of new smartphone devices with particular focus on: (i) differentiating our products using MOTOBLUR™, our proprietary applications and services suite,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

(ii) enhancing the ecosystem using our MotoDEV application development program, and (iii) expanding our smartphone portfolio to include lower price tiers and address a wider set of customers. Our initial market priorities are primarily North America and China. We will expand our priority markets to include Western Europe, other parts of Asia and Latin America in 2011. Our mid to high-tier feature phone portfolio will be more limited than in the past as we shift resources to the smartphone segment of the market. Feature phone unit volumes, including iDEN, are expected be lower in 2010 than in 2009. For lower-priced, voice-centric devices, we will partner with original device manufacturers (ODM) to deliver a portfolio to meet certain customer requirements and extend our brand. With all of these actions, we expect to accelerate our speed to market, provide richer consumer experiences, build our brand and improve our financial performance.

        In our Home business, we continue to hold a market leading position in digital entertainment devices and video infrastructure solutions. In 2010, we expect demand for digital entertainment devices to contract compared to 2009 due to market conditions, particularly in the U.S. Longer term, growth drivers for the business remain intact, as digital households are expected to experience annual growth over the next several years, driven by demand for high definition TV, multi-room solutions, 3D TV and advanced interactive services. Analog to digital transitions are still underway, particularly outside North America, and consumer demand is expected to drive infrastructure needs for more bandwidth, optimized networks and storage, and services. We will leverage our position in digital entertainment devices and video delivery systems and prioritize our research and development efforts to ensure that we are well positioned for growth when demand levels recover.

        The combination of the Mobile Devices and Home businesses will allow us to address opportunities resulting from the convergence of mobility, media, computing and the Internet. This includes demand for innovative smartphone devices, uniform, multi-screen experiences, and interactive personalized user-driven services in the home and on mobile devices. The Mobile Devices and Home businesses have core strengths in intellectual property, end-to-end solutions, design, operator relationships and a global brand which uniquely positions the combined entity to capitalize on these opportunities.

        In our Enterprise Mobility Solutions business, we have market leading positions in both mission-critical and business-critical communications solutions for customers around the world. Many government customers are facing challenging budget environments in 2010 and some may be required to curtail spending. However, we believe that these customers will continue to place a high priority on mission-critical communications and homeland security products and solutions. Conditions in our commercial enterprise market continue to improve as the economic recovery gains traction. Demand in this market is expected to grow in 2010 as many of our customers upgrade their technology to improve supply-chain efficiencies, increase productivity of associates and improve end-customer buying experiences. We believe that our prioritized investments in next-generation products and solutions, our comprehensive portfolio, and market leadership make our Enterprise Mobility Solutions business well positioned for profitable growth.

        In our Networks business, we expect the overall 2G and 3G wireless infrastructure market to decline in 2010 compared to 2009. However, growth in smartphones and data traffic is driving continued demand for wireless network expansion and optimization. We will continue to optimize our 2G and 3G businesses while prioritizing investments in next-generation 4G technologies commensurate with opportunities for profitable growth. In WiMAX, we are building upon a strong portfolio of customers and leveraging our market leadership. In LTE, we will continue to evolve our competitive radio access network solution while focusing on leading wireless network customers around the world.

        We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, and changes in regulatory requirements, among other matters, can introduce volatility into our businesses. We face challenging, but stabilizing, global economic conditions with more limited visibility than historical norms. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that will advance the way the world connects by simplifying and personalizing communications and enhancing mobility.

32	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 3, 2010	% of Sales	April 4, 2009	% of Sales

Net sales	$5,044		$5,371
Costs of sales	3,258	64.6%	3,875	72.1%

Gross margin	1,786	35.4%	1,496	27.9%

Selling, general and administrative expenses	876	17.4%	869	16.2%
Research and development expenditures	757	15.0%	847	15.8%
Other charges	77	1.5%	229	4.3%

Operating earnings (loss)	76	1.5%	(449)	(8.4)%

Other income (expense):
Interest expense, net	(33)	(0.7)%	(35)	(0.6)%
Gains (losses) on sales of investments and businesses, net	8	0.2%	(20)	(0.4)%
Other	12	0.2%	70	1.3%

Total other income (expense)	(13)	(0.3)%	15	0.3%

Earnings (loss) from continuing operations before income taxes	63	1.2%	(434)	(8.1)%
Income tax benefit	(5)	(0.1)%	(146)	(2.7)%

	68	1.3%	(288)	(5.4)%
Less: Earnings (loss) attributable to noncontrolling interests	(1)	(0.0)%	3	0.0%

Earnings (loss) from continuing operations*	69	1.3%	(291)	(5.4)%
Earnings from discontinued operations, net of tax	—	0.0%	60	1.1%

Net earnings (loss)*	$69	1.3%	$(231)	(4.3)%

Earnings (loss) per diluted common share:
Continuing operations	$0.03		$(0.13)
Discontinued operations	—		0.03

	$0.03		$(0.10)

*
Amounts attributable to Motorola, Inc. common shareholders.

Results of Operations—Three months ended April 3, 2010 compared to three months ended April 4, 2009

Net Sales

        Net sales were $5.0 billion in the first quarter of 2010, down 6% compared to net sales of $5.4 billion in the first quarter of 2009. The decrease in net sales reflects: (i) a $187 million, or 18%, decrease in net sales in the Home segment, (ii) a $160 million, or 9%, decrease in net sales in the Mobile Devices segment, and (iii) a $70 million, or 7%, decrease in net sales in the Networks segment, partially offset by a $95 million, or 6%, increase in net sales in the Enterprise Mobility Solutions segment. The 18% decrease in net sales in the Home segment reflects a 33% decrease in net sales of digital entertainment devices, reflecting: (i) a 29% decrease in shipments of digital entertainment devices to 3.1 million units, and (ii) a lower average selling price ("ASP") due to a product mix shift. The 9% decrease in net sales in the Mobile Devices segment was primarily driven by a 42% decrease in unit shipments, partially offset by a 57% increase in ASP. The 7% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM, CDMA and iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products. The 6% increase in net sales in the Enterprise Mobility Solutions segment reflects a 15% increase in net sales to the commercial enterprise market and a 3% increase in net sales to the government and public safety market.

Gross Margin

        Gross margin was $1.8 billion, or 35.4% of net sales, in the first quarter of 2010, compared to $1.5 billion, or 27.9% of net sales, in the first quarter of 2009. Gross margin increased in all segments and increased significantly in Mobile Devices. The increase in gross margin in the Mobile Devices segment was primarily driven

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, and (ii) lower excess inventory and other related charges in 2010 than in 2009, partially offset by the 9% decrease in net sales. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 6% increase in net sales and a favorable product mix. The increase in gross margin in the Networks segment was primarily due to favorable product mix, partially offset by the 7% decrease in net sales. The increase in gross margin in the Home segment was primarily due to a favorable product mix, partially offset by the 18% decrease in net sales.

        The increase in gross margin as a percentage of net sales in the first quarter of 2010 compared to the first quarter of 2009 reflects an increase in gross margin percentage in all segments. The Company's overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased 1% to $876 million, or 17.4% of net sales, in the first quarter of 2010, compared to $869 million, or 16.2% of net sales, in the first quarter of 2009. The increase in SG&A expenses reflects: (i) higher SG&A expenses in the Enterprise Mobility Solutions segment, and (ii) slightly higher SG&A expenses in the Home and the Networks segments, partially offset by lower SG&A expenses in the Mobile Devices segment. The increase in the Enterprise Mobility Solutions segment was primarily due to increased selling and marketing expenses related to the increase in net sales. The decrease in the Mobile Devices segment was primarily driven by savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Home, Networks and Mobile Devices segments and decreased in the Enterprise Mobility Solutions segment.

Research and Development Expenditures

        Research and development ("R&D") expenditures decreased 11% to $757 million, or 15.0% of net sales, in the first quarter of 2010, compared to $847 million, or 15.8% of net sales, in the first quarter of 2009. The decrease in R&D expenditures reflects lower R&D expenditures in all segments, primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales decreased in the Mobile Devices, Enterprise Mobility Solutions and Networks segments and increased in the Home segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

        The Company recorded net charges of $77 million in Other charges in the first quarter of 2010, compared to net charges of $229 million in the first quarter of 2009. The charges in the first quarter of 2010 included: (i) $65 million of charges relating to the amortization of intangibles, (ii) $25 million of separation-related transaction costs, and (iii) $16 million of net reorganization of business charges included in Other charges, partially offset by a $29 million gain related to a legal settlement. The charges in the first quarter of 2009 include: (i) $158 million of net reorganization of business charges included in Other charges, and (ii) $71 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the "Reorganization of Businesses" section.

Net Interest Expense

        Net interest expense was $33 million in the first quarter of 2010, compared to net interest expense of $35 million in the first quarter of 2009. Net interest expense in the first quarter of 2010 included interest expense of $61 million, partially offset by interest income of $28 million. Net interest expense in the first quarter of 2009 included interest expense of $62 million, partially offset by interest income of $27 million. The decrease in net interest expense is primarily attributable to reduced debt levels. Interest income was affected by a decrease in interest rate yields offset by interest received in connection with a tax refund.

Gains (Losses) on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $8 million in the first quarter of 2010, compared to a loss on sales of investments and businesses of $20 million in the first quarter of 2009. In the first quarter of 2010, the net gain was primarily comprised of gains related to sales of certain of the Company's equity investments. In the first quarter of 2009, the net loss primarily related to a loss on the sale of a business.

34	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other

        Net Other income was $12 million in the first quarter of 2010, compared to net Other income of $70 million in the first quarter of 2009. The net Other income in the first quarter of 2010 was primarily comprised of: (i) a $16 million gain from Sigma Fund investments, and (ii) $3 million of foreign currency gains, partially offset by $9 million of investment impairments. Net Other income in the first quarter of 2009 was primarily comprised of: (i) a $67 million gain related to the extinguishment of a portion of the Company's outstanding long-term debt, (ii) a $7 million gain from Sigma Fund investments, and (iii) $6 million of foreign currency gains, partially offset by $7 million of investment impairments.

Effective Tax Rate

        The Company recorded $5 million of net tax benefits in the first quarter of 2010, resulting in a negative effective tax rate of (8)%, compared to $146 million of net tax benefits in the first quarter of 2009, resulting in an effective tax rate of 34%. The Company's effective tax rate in the first quarter of 2010 was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, partially offset by: (i) a non-cash tax charge related to the Medicare Part D subsidy tax law change enacted during the period, and (ii) certain separation-related transaction costs incurred for which the Company recorded no tax benefit.

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

Earnings (Loss) from Continuing Operations

        The Company had net earnings from continuing operations before income taxes of $63 million in the first quarter of 2010, compared with a net loss from continuing operations before income taxes of $434 million in the first quarter of 2009. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $69 million, or $0.03 per diluted share, in the first quarter of 2010, compared to a net loss from continuing operations of $291 million, or $0.13 per diluted share, in the first quarter of 2009.

        The improvement in the earnings (loss) from continuing operations before income taxes in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to: (i) a $290 million increase in gross margin, (ii) a $152 million decrease in Other charges, (iii) a $90 million decrease in R&D expenditures, and (iv) a $28 million increase in gains on the sale of investments and businesses. These factors were partially offset by: (i) a $58 million decrease in net Other income, and (ii) a $7 million increase in SG&A expenses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

        The Company expects to realize cost-saving benefits of approximately $36 million during the remaining nine months of 2010 from the plans that were initiated during the first quarter of 2010, representing: (i) $19 million of savings in R&D expenditures, (ii) $10 million of savings in SG&A expenses, and (iii) $7 million of savings in Costs of sales. Beyond 2010, the Company expects the reorganization plans initiated during the first quarter of 2010 to provide annualized cost savings of approximately $54 million, representing: (i) $28 million of savings in R&D expenditures, (ii) $16 million of savings in SG&A expenses, and (iii) $10 million of savings in Cost of sales.

2010 Charges

        During the first quarter of 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All four of the Company's business segments are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

        During the first quarter of 2010, the Company recorded net reorganization of business charges of $21 million, including $5 million of charges in Costs of sales and $16 million of charges under Other charges in the Company's consolidated statements of operations. Included in the aggregate $21 million are charges of $32 million for employee separation costs, partially offset by $11 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

(Dollars in millions)	Three Months Ended April 3, 2010

Mobile Devices	$15
Home	5
Enterprise Mobility Solutions	2
Networks	1

23
Corporate	(2)

$21

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to April 3, 2010:

(Dollars in millions)	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at April 3, 2010

Exit costs	$58	$—	$(3)	$(5)	$50
Employee separation costs	80	32	(9)	(46)	57

	$138	$32	$(12)	$(51)	$107

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2010, the Company had an accrual of $58 million for exit costs attributable to lease terminations. The additional 2010 charges were not material. The adjustments of $3 million primarily reflect reversals of accruals no longer needed. The $5 million used in 2010 reflects cash payments. The remaining accrual of $50 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 3, 2010, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2010, the Company had an accrual of $80 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who will begin receiving payments in 2010. The 2010 additional charges of $32 million

36	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

represent severance costs for approximately an additional 700 employees, of which 100 are direct employees and 600 are indirect employees.

        The adjustments of $9 million reflect: (i) $8 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments.

        During the first three months of 2010, approximately 500 employees, of which 100 were direct employees and 400 were indirect employees, were separated from the Company. The $46 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $57 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 3, 2010, is expected to be paid to approximately 1,200 separated employees in 2010.

2009 Charges

        During the first quarter of 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All four of the Company's business segments, as well as corporate functions, were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions. During the first quarter of 2009, the Company recorded net reorganization of business charges of $204 million, including $46 million of charges in Costs of sales and $158 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $204 million were charges of $204 million for employee separation costs, $4 million for exit costs and $17 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

(Dollars in millions)	Three Months Ended April 4, 2009

Mobile Devices	$128
Home	10
Enterprise Mobility Solutions	30
Networks	11

179
Corporate	25

$204

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to April 4, 2009:

(Dollars in millions)	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at April 4, 2009

Exit costs	$80	$4	$(5)	$(27)	$52
Employee separation costs	170	204	(20)	(148)	206

	$250	$208	$(25)	$(175)	$258

Includes translation adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

Exit Costs

        At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The 2009 additional charges of $4 million primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $5 million reflected: (i) $3 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments. The $27 million used in 2009 reflected cash payments. The remaining accrual of $52 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 4, 2009, represented future cash payments primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $204 million represented severance costs for approximately an additional 5,600 employees, of which 2,000 were direct employees and 3,600 were indirect employees.

        The adjustments of $20 million reflect: (i) $18 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

        During the first quarter of 2009, approximately 5,100 employees, of which 2,100 were direct employees and 3,000 were indirect employees, were separated from the Company. The $148 million used in 2009 reflected cash payments to separated employees. The remaining accrual of $206 million, was included in Accrued liabilities in the Company's condensed consolidated balance sheets at April 4, 2009.

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

        The Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.2 billion at April 3, 2010, compared to $2.9 billion at December 31, 2009. At April 3, 2010, $596 million of this amount was held in the U.S. and $2.6 billion was held by the Company or its subsidiaries in other countries. At April 3, 2010, restricted cash was $215 million (including $150 million held outside the U.S.), compared to $206 million (including $143 million held outside the U.S.) at December 31, 2009.

        The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the first three months of 2010, the Company repatriated $221 million in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $2.0 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company's condensed consolidated statements of operations, given the U.S. Federal tax provisions previously accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

        In the first three months of 2010, the cash provided by operating activities was $485 million, compared to $1.0 billion of cash used for operating activities in the first three months of 2009. The primary contributors to the cash provided in the first three months of 2010 were: (i) a $411 million decrease in accounts receivable, (ii) income from continuing operations (adjusted for net non-cash charges) of $262 million, and (iii) a $114 million decrease in other current assets, partially offset by a $388 million decrease in accounts payable and accrued liabilities.

38	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Accounts Receivable:     The Company's net accounts receivable were $3.1 billion at April 3, 2010, compared to $3.5 billion at December 31, 2009, reflecting the reduction in net sales during the first three months of 2010. Compared to December 31, 2009, net accounts receivable at April 3, 2010 were lower for all segments. The Company's businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

        As further described below under "Sales of Receivables," the Company's levels of net accounts receivable can also be impacted by the timing and amount of accounts receivable sold to third parties, which can vary by period and can be impacted by numerous factors. Total sales of receivables were $463 million during the first quarter of 2010, compared to $259 million during the first quarter of 2009. Cash proceeds from sales of accounts receivable were $242 million during the quarter of 2010 compared to $259 million during the first quarter of 2009. As of April 3, 2010, the Company is due $221 million from a third party under deferred payment provisions related to sold accounts receivable.

        Total cash proceeds from sales of accounts receivables were lower in the first quarter of 2010, than in the first quarter of 2009, primarily due to the Company's lower net sales and the Company's decision to reduce accounts receivable sales. Additionally, cash proceeds from sales of accounts receivable relative to the gross amount of receivables sold was lower in the first quarter of 2010 as compared to the first quarter of 2009 due to the impact of new accounting guidance effective in the first quarter of 2010 governing the treatment of sales of receivables and the resulting changes required in the Company's agreements for sales of receivables.

        Inventory:     The Company's net inventory was $1.3 billion at both April 3, 2010, and December 31, 2009. The slight decrease in the Company's net inventory was driven by: (i) a substantial decrease in net inventory in the Mobile Devices segment, and (ii) a decrease in net inventory in the Home segment, partially offset by increased net inventory in the Networks and Enterprise Mobility Solutions segments. The substantial decrease in net inventory in the Mobile Devices segment was due to supply-chain efficiencies and lower sales. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

        Accounts Payable:     The Company's accounts payable were $2.1 billion at April 3, 2010, compared to $2.4 billion at December 31, 2009. Accounts payable decreased in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

        Reorganization of Businesses:     The Company has implemented reorganization of businesses plans. Cash payments for employee severance and exit costs in connection with a number of these plans were $51 million in the first three months of 2010, as compared to $175 million in the first three months of 2009. Of the $107 million of reorganization of businesses accruals at April 3, 2010, $57 million relate to employee separation costs and are expected to be paid in 2010. The remaining $50 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

        Benefit Plan Contributions:     During the first three months of 2010, the Company contributed $20 million to its non-U.S. plans and made no contributions to its U.S. Regular Pension Plan. The Company expects to make contributions of approximately $150 million to its U.S. Regular Pension Plan during the remainder of 2010. The Company expects to make additional cash contributions of approximately $25 million to its non-U.S. plans and no cash contributions to its retiree health care plan during the remainder of 2010.

Investing Activities

        Net cash used for investing activities was $163 million in the first three months of 2010, compared to net cash provided of $1.6 billion in the first three months of 2009. This $1.7 billion decrease was primarily due to: (i) a $1.4 billion decrease in cash received from net sales of Sigma Fund investments, (ii) a $210 million decrease in proceeds from sales of short-term investments, and (iii) a $115 million decrease in proceeds from sales of investments and businesses, partially offset by a $25 million increase in proceeds from sales of property, plant and equipment.

        Sigma Fund:     The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the "Sigma Fund") that is designed to provide investment returns similar to a money market fund. The Company purchased $116 million of Sigma Fund investments in the first quarter of 2010, compared to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

$1.3 billion in net proceeds received from sales of the Sigma Fund investments in the first quarter of 2009. The aggregate fair value of Sigma Fund investments was $5.3 billion at April 3, 2010 (including $2.4 billion held by the Company or its subsidiaries outside the U.S.), compared to $5.2 billion at December 31, 2009 (including $2.3 billion held by the Company or its subsidiaries outside the U.S.).

        The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund's investment policies, except for debt obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund's investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and defaulted securities) was 16 days at April 3, 2010, compared to 15 days at December 31, 2009.

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

        At April 3, 2010, $5.2 billion of the Sigma Fund investments were classified as current in the Company's condensed consolidated balance sheets, compared to $5.1 billion at December 31, 2009. The weighted average maturity of the Sigma Fund investments classified as current was 1 month (excluding cash of $106 million and defaulted securities) at April 3, 2010, compared to 1 month (excluding cash of $202 million and defaulted securities) at December 31, 2009. At April 3, 2010, approximately 93% of the Sigma Fund investments were invested in U.S. government, agency and government-sponsored enterprise obligations. This reflects a strategic decision by the Company to prioritize capital preservation rather than returns.

        During the three months ended April 3, 2010, the Company recorded a gain from the Sigma Fund investments of $16 million in Other income (expense) in the condensed consolidated statement of operations, compared to a gain from the Sigma Fund investments of $7 million during the three months ended April 4, 2009.

        Securities with a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company's condensed consolidated balance sheets. At April 3, 2010, $116 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 82 months. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current.

        The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold the $116 million of securities classified as non-current to maturity.

        Strategic Acquisitions and Investments:     The Company used net cash for acquisitions and new investment activities of $23 million in the first three months of 2010, compared to net cash used of $15 million in the first three months of 2009. The cash used in the first three months of 2010 and 2009 were for small strategic investments across the Company.

        Capital Expenditures:     Capital expenditures were $70 million in the first three months of 2010, compared to $71 million in the first three months of 2009. The Company's emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

        Sales of Investments and Businesses:     The Company received $22 million in net proceeds from the sales of investments and businesses in the first three months of 2010, compared to proceeds of $137 million in the first three months of 2009. The $22 million in proceeds in the first three months of 2010 were primarily comprised of net proceeds related to sales of certain of the Company's equity investments. The $137 million in proceeds in the first quarter of 2009 was primarily related to the sale of the biometrics business.

40	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Investments:     In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At April 3, 2010, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $124 million, which represented a cost basis of $52 million and a net unrealized gain of $72 million. At December 31, 2009, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $147 million, comprised of a cost basis of $37 million and a net unrealized gain of $110 million.

Financing Activities

        Net cash provided by financing activities was $49 million in the first quarter of 2010, compared to $218 million used in the first three months of 2009. Cash provided by financing activities in the first quarter of 2010 was primarily comprised of $63 million of cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan.

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

        Short-Term Debt:     At April 3, 2010, the Company's outstanding notes payable and current portion of long-term debt was $532 million, compared to $536 million at December 31, 2009. Net cash used for the repayment of short-term borrowings was $4 million in the first quarter of 2010, compared to repayment of $31 million of short-term borrowings in the first quarter of 2009.

        Long-term Debt:     The Company had $3.4 billion of long-term debt outstanding at both April 3, 2010 and December 31, 2009.

        During the first quarter of 2009, the Company repurchased $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of 7.50% Debentures due 2025 (the "2025 Debentures"), (ii) $20 million of the $399 million then outstanding of 6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the consolidated statements of operations.

        The Company believes that it will be able to maintain sufficient access to the capital markets, though there may be periods of time when access to the capital markets is limited for all issuers. As a "split rated credit" (as defined below), the Company's ability to issue long-term debt may be limited. The market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. As a result, it may be more difficult for the Company to quickly access the long-term debt market and any debt issued may be more costly, which may impact the Company's operating and financial flexibility.

        The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Payment of Dividends:     During the first quarter of 2010, the Company did not pay cash dividends to holders of its common stock. During the first quarter of 2009, the Company paid $114 million in cash dividends to holders of its common stock, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company's common stock.

        Credit Ratings:     Three independent credit rating agencies, Fitch Ratings ("Fitch"), Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), assign ratings to the Company's short-term and long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

The following chart reflects the current ratings assigned to the Company's senior unsecured non-credit enhanced long-term debt and the Company's commercial paper by each of these agencies.

Name of Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Date and Last Actions Taken

Fitch	BBB-	F-3	February 3, 2009, downgraded long-term debt to BBB- (negative outlook) from BBB (negative outlook) and downgraded short-term debt to F-3 (negative outlook) from F-2 (negative outlook).
Moody's	Baa3	P-3	February 3, 2009, downgraded long-term debt to Baa3 (negative outlook) from Baa2 (review for downgrade) and downgraded short-term debt to P-3 (negative outlook) from P-2 (review for downgrade).
S&P	BB+	—	December 5, 2008, downgraded long-term debt to BB+ (stable outlook) from BBB (credit watch negative) and withdrew the rating on commercial paper.

        Since the Company has investment grade ratings from Fitch and Moody's and a non-investment grade rating from S&P, it is referred to as a "split rated credit".

Credit Facilities

        The Company has a domestic syndicated revolving credit facility (as amended from time to time, the "Credit Facility") that is scheduled to mature in December 2011. The size of the Credit Facility is the lesser of: (1) $1.5 billion, or (2) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elects to borrow under the Credit Facility, only then and not before, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. The Credit Facility does not require the Company to meet any financial covenants unless remaining availability under the Credit Facility is less than $225 million. In addition, until borrowings are made under the Credit Facility, the Company is able to use its working capital assets in any capacity in conjunction with other capital market funding alternatives that may be available to the Company. The Company has never borrowed under this Credit Facility or predecessor domestic syndicated revolving credit facilities.

Long-term Customer Financing Commitments

        Outstanding Commitments:     Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $443 million at April 3, 2010, compared to $444 million at December 31, 2009. Of these amounts, $10 million was supported by letters of credit or by bank commitments to purchase long-term receivables at April 3, 2010, compared to $13 million at December 31, 2009. The majority of the outstanding commitments at April 3, 2010 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        Guarantees of Third-Party Debt:     In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $30 million and $31 million at April 3, 2010 and December 31, 2009, respectively (including $26 million and $27 million at April 3, 2010 and December 31, 2009, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $4 million at April 3, 2010 and December 31, 2009, respectively (including $1 million and $2 million at April 3, 2010 and December 31, 2009, respectively, relating to the sale of short-term receivables).

        Outstanding Long-Term Receivables:     The Company had net long-term receivables of $143 million (net of allowances for losses of $9 million) at April 3, 2010, compared to net long-term receivables of $145 million (net of allowances for losses of $9 million) at December 31, 2009. These long-term receivables are generally interest bearing, with interest rates ranging from 4% to 11%.

42	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        At April 3, 2010, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $54 million was utilized. At December 31, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $60 million was utilized.

        Total sales of accounts receivable and long-term receivables were $463 million during the first quarter of 2010, compared to $259 million during the first quarter of 2009. At April 3, 2010, the Company retained servicing obligations for $380 million of sold accounts receivables and $265 million of long-term receivables compared to $195 of accounts receivables and $297 million of long-term receivables at December 31, 2009. Cash proceeds from sales of accounts receivable were $242 million during the first quarter of 2010, compared to $259 million during the first quarter of 2009. As of April 3, 2010, the Company is due $221 million from a third party under deferred payment provisions related to sold accounts receivable.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $26 million and $27 million at April 3, 2010 and December 31, 2009, respectively.

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

Segment Information

        The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 3, 2010 and April 4, 2009 as detailed in Note 12, "Segment Information," of the Company's condensed consolidated financial statements.

Change in Segment Presentation

        On February 11, 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of its planned separation into two independent, publicly traded companies. The Company currently expects that, upon separation, one public company will be comprised of the Company's Mobile Devices and Home businesses and the other public company will be comprised of the Company's Enterprise Mobility

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

Solutions and Networks businesses. As a result of this announcement, Motorola, Inc. has realigned its businesses as of the first quarter of 2010 and now reports financial results for the following four operating business segments:

  •
  Mobile Devices:  This segment designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  Home:   This segment designs, manufactures, sells, installs and services digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video distribution systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment for cable television and telecom service providers.

  •
  Enterprise Mobility Solutions:  This segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

  •
  Networks:  This segment designs, manufactures, sells, installs and services wireless network systems, including cellular infrastructure systems and wireless and wireline cable and cellular broadband systems, for wireless service providers.

        Additionally, prior to the first quarter of 2010, certain costs, including some elements of share-based compensation, intangible assets amortization expense, business-related asset impairments and other Corporate expenses, were recorded at Corporate and included in Other and Eliminations. In addition to the business realignment discussed above, effective as of the first quarter of 2010, the Company now allocates the costs described above to the operating business segments.

        Accordingly, previously reported segment results for the quarterly period ended April 4, 2009, have been revised to reflect the new segment presentation and the allocation of Corporate costs.

Mobile Devices Segment

	Three Months Ended
(Dollars in millions)	April 3, 2010	April 4, 2009	% Change

Segment net sales	$1,641	$1,801	(9)%
Operating loss	(192)	(545)	(65)%

        For the first quarter of 2010, the segment's net sales represented 33% of the Company's consolidated net sales, compared to 34% in the first quarter of 2009.

Three months ended April 3, 2010 compared to three months ended April 4, 2009

        In the first quarter of 2010, the segment's net sales were $1.6 billion, a decrease of 9% compared to net sales of $1.8 billion in the first quarter of 2009. The 9% decrease in net sales was primarily driven by a 42% decrease in unit shipments, partially offset by a 57% increase in average selling price ("ASP"). The segment's net sales were negatively impacted by a decreased focus on the feature phone portfolio and limited product offerings in the very low-tier, partially offset by higher sales of smartphones. On a product technology basis, net sales decreased substantially for GSM and iDEN technologies, partially offset by a substantial increase in net sales for 3G and CDMA technologies. On a geographic basis, net sales decreased in Latin America, Asia, and the Europe, Middle East and Africa region ("EMEA"), partially offset by increased net sales in North America.

        The segment incurred an operating loss of $192 million in the first quarter of 2010, compared to an operating loss of $545 million in the first quarter of 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased sales volume of smartphone devices, and (ii) lower excess inventory and other related charges in 2010 than in 2009, partially offset by the 9% decrease in net sales. Also contributing to the decrease in the operating loss were: (i) a lower selling, general and administrative ("SG&A") and research and development ("R&D") expenditures, reflecting savings from cost-reduction initiatives, and (ii) lower reorganization of business charges. As a percentage of net sales in the first quarter of 2010 as compared to the first quarter of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

        Unit shipments in the first quarter of 2010 were 8.5 million units, a 42% decrease compared to shipments of 14.7 million units in the first quarter of 2009 and a 29% decrease sequentially compared to shipments of

44	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12.0 million units in the fourth quarter of 2009. Android-based smartphone shipments in the first quarter of 2010 were 2.3 million, a 15% increase sequentially compared to shipments of 2.0 million in the fourth quarter of 2009.

        In the first quarter of 2010, ASP increased approximately 57% compared to the first quarter of 2009 and increased approximately 26% compared to the fourth quarter of 2009. The increase in ASP in the first quarter of 2010 as compared to the fourth quarter of 2009 was driven by lower deferred revenue in the first quarter of 2010 and a more favorable product mix. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

        The segment's industry typically experiences short life cycles for new products. Therefore, it is vital to the segment's success that new, compelling products are continually introduced. Accordingly, a strong commitment to R&D is required and, even amidst challenging global economic conditions, the segment will continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth. In addition, the segment will continue to invest in the Motorola brand though advertising and promotion as we launch new products throughout the year.

Home Segment

	Three Months Ended
(Dollars in millions)	April 3, 2010	April 4, 2009	% Change

Segment net sales	$838	$1,025	(18)%
Operating earnings	20	3	567%

        For the first quarter of 2010, the segment's net sales represented 17% of the Company's consolidated net sales, compared to 19% for the first quarter of 2009.

Three months ended April 3, 2010 compared to three months ended April 4, 2009

        In the first quarter of 2010, the segment's net sales were $838 million, a decrease of 18% compared to net sales of $1.0 billion in the first quarter of 2009. The 18% decrease in net sales in the Home segment is primarily attributable to (i) a 33% decrease in net sales of digital entertainment devices, reflecting a 29% decrease in shipments of digital entertainment devices to 3.1 million units, and (ii) a lower ASP due to a product mix shift. The decrease in net sales of digital entertainment devices was partially offset by higher net sales of video and access infrastructure equipment.

        Sales of standard definition ("SD") set-top units and high definition ("HD") set-top units decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD and HD set-tops was partially offset by an increase in HD/digital video recording (together, "HD/DVR") unit shipments due to increased demand for DVR capabilities.

        On a geographic basis, net sales decreased in North America and Asia and increased in Latin America and EMEA. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 70% of the segment's net sales in the first quarter of 2010, compared to approximately 76% in the first quarter of 2009.

        The segment had operating earnings of $20 million in the first quarter of 2010, compared to operating earnings of $3 million in the first quarter of 2009. The increase in operating earnings was primarily due to: (i) a slight increase in gross margin, driven by a favorable product mix, partially offset by the 18% decrease in net sales, and (ii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the first quarter of 2010 as compared the first quarter of 2009, gross margin, SG&A expenses and R&D expenditures increased.

Enterprise Mobility Solutions Segment

	Three Months Ended
(Dollars in millions)	April 3, 2010	April 4, 2009	% Change

Segment net sales	$1,694	$1,599	6%
Operating earnings	141	66	114%

        For the first quarter of 2010, the segment's net sales represented 34% of the Company's consolidated net sales, compared to 30% for the first quarter of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45

Three months ended April 3, 2010 compared to three months ended April 4, 2009

        In the first quarter of 2010, the segment's net sales were $1.7 billion, a 6% increase compared to net sales of $1.6 billion in the first quarter of 2009. The 6% increase in net sales in the Enterprise Mobility Solutions segment reflects a 15% increase in net sales to the commercial enterprise market and a 3% increase in net sales to the government and public safety market. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 57% of the segment's net sales in the first quarter of 2010, compared to approximately 58% in the first quarter of 2009.

        The segment had operating earnings of $141 million in the first quarter of 2010, compared to operating earnings of $66 million in the first quarter of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 6% increase in net sales and a favorable product mix, and (ii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. These factors were partially offset by increased SG&A expenses primarily due to increased selling and marketing expenses related to the increase in net sales. As a percentage of net sales in the first quarter of 2010 as compared to the first quarter of 2009, gross margin increased and R&D expenditures and SG&A expenses decreased.

Networks Segment

	Three Months Ended
(Dollars in millions)	April 3, 2010	April 4, 2009	% Change

Segment net sales	$896	$966	(7)%
Operating earnings	112	62	81%

        For the first quarter of 2010 and the first quarter of 2009, the segment's net sales represented 18% of the Company's consolidated net sales.

Three months ended April 3, 2010 compared to three months ended April 4, 2009

        In the first quarter of 2010, the segment's net sales were $896 million, a 7% decrease compared to net sales of $966 million in the first quarter of 2009. The 7% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM, CDMA and iDEN infrastructure equipment, partially offset by higher net sales of WiMAX products.

        On a geographic basis, net sales decreased substantially in EMEA, partially offset by increased net sales in Asia, North America and Latin America. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales of WiMAX products. The increases in net sales in Asia were both primarily driven by higher net sales of GSM, UMTS and WiMAX infrastructure equipment, partially offset by lower net sales of CDMA infrastructure equipment. The increase in net sales in North America and Latin America was primarily due to higher net sales of WiMAX products, partially offset by lower net sales of iDEN infrastructure equipment.

        The segment had operating earnings of $112 million in the first quarter of 2010, compared to operating earnings of $62 million in the first quarter of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by product mix as well as savings from cost-reduction initiatives, partially offset by the 7% decrease in net sales, and (ii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the first quarter of 2010 as compared the first quarter of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

Significant Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

46	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  —
  Retirement-related benefits

  —
  Valuation and recoverability of goodwill and long-lived assets

        The following discussion addresses a change in the Company's revenue recognition accounting policy and a development requiring the testing of goodwill for impairment, both during the first quarter of 2010.

Revenue Recognition

        In October 2009, the Financial Accounting Standards Board ("FASB") issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement's consideration using estimated selling prices ("ESP") of deliverables if a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"). The new guidance also eliminates the use of the residual method to allocate an arrangement's consideration.

        In October 2009, the FASB also issued new guidance to remove from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality.

        The new accounting guidance is effective for revenue arrangements entered into or materially modified after June 15, 2010. The standards permit prospective or restrospective adoption as well as early adoption. The Company elected to early adopt this guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable transactions that were entered into or materially modified after January 1, 2010.

        The Company's material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. Additionally, many of the Company's products have both software and non-software components that function together to deliver the product's essential functionality. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

        Products and Equipment —For product and equipment sales, revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

        Long-Term Contracts —For long-term contracts that involve customization of the Company's equipment or software, the Company generally recognizes revenue using the percentage of completion method based on the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract contains other inherent uncertainties, revenues and costs are deferred until the project is complete and customer acceptance is obtained. When current estimates of total contract revenue and contract costs indicate a contract loss, the loss is recognized in the period it becomes evident.

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

        Multiple-Element Arrangements —Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, equipment, services and software. For the Company's multiple-element arrangements where at least one of the deliverables is not subject to existing software revenue recognition guidance, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted January 1, 2010, revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on VSOE if it exists, based next on TPE if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on ESP.

  •
  VSOE—In many instances, products are sold separately in stand-alone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Additionally, advanced services such as general consulting, network management or advisory projects are often sold in stand-alone engagements. Technical support services are also often sold separately through renewals of annual contracts. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE.

  •
  TPE—VSOE generally exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

  •
  ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP for the arrangement element by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company's normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

        Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

        The Company's arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting

48	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

guidance. In circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

        The Company's arrangements with multiple deliverables may be comprised entirely of deliverables that are all still subject to the existing software revenue recognition guidance. For these arrangements, revenue is allocated to the deliverables based on VSOE. Should VSOE not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established for the element, whichever occurs first. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

        Based on the Company's current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition. However, the Company expects that this new accounting guidance will facilitate the Company's efforts to optimize its product and service offerings due to better alignment of the economics of an arrangement and the related accounting treatment. This may lead to the Company's engaging in new sales practices in the future. As these go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company's future revenue recognition for multiple-element arrangements could differ materially from the results reported in the current period. The Company is currently unable to determine the impact that the newly adopted accounting guidance for revenue recognition could have on its reported revenue as these go-to-market strategies evolve.

        Changes in costs estimates and the fair values of certain deliverables could negatively impact the Company's operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

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

        During the first quarter of 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of its planned separation into two independent, publicly traded companies. The Company currently expects that, upon separation, one public company will be comprised of the Company's Mobile Devices and Home businesses and the other public company will be comprised of the Company's Enterprise Mobility Solutions and Networks businesses. As a result of this announcement, Motorola, Inc. has realigned its businesses as of the first quarter of 2010, into the following four operating business segments: Mobile Devices, Home,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49

Enterprise Mobility Solutions and Networks. Previously, the Home and Networks segments constituted a single segment, the Home and Networks Mobility segment. As a result of this business realignment, the Company assessed whether there would be any changes to the previously determined reporting units for purposes of assessing goodwill impairment.

        The Company has determined that the new Home segment is comprised of two reporting units, the Broadband Home Solutions reporting unit and the Access Networks reporting unit, both of which, based on the operational structure of the Home segment, are one level below the Home operating segment and, therefore, constitute a component or reporting unit of the Home segment. The Company has also determined that the new Networks segment meets the requirements of a reporting unit.

        As a result of the revised determination of reporting units, the Company assessed whether there were any indicators of impairment at the new Broadband Home Solutions and Access Networks reporting units. Due to differences in historical and forecasted financial performance at Access Networks as compared to Broadband Home Solutions, the Company determined there was a sufficient indicator of impairment for the Access Networks reporting unit. As a result, a goodwill impairment test was performed for the Access Networks reporting unit during the first quarter of 2010. No indicators of potential impairment were identified for the Broadband Home Solutions reporting unit or for the Company's other reporting units and, accordingly, the goodwill recorded at these other reporting units was not tested for impairment.

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

        The determination of fair value of the reporting units and assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. For the Access Networks reporting unit, the Company assigned a discount rate of 14.5% and a terminal growth rate of 3%, both of which the Company believes to be reasonable based upon the risk profile and long-term growth prospects of this reporting unit in light of industry market data.. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable.

50	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units. If a heavier weighting was placed on the market-based approach, a higher fair value would have been determined for the Access Networks reporting unit.

        As a result of the valuation work described above, the fair value of the Access Networks reporting unit exceeded its book value by a significant margin, indicating that there was no impairment of goodwill.

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

New Accounting Pronouncements

        In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company's involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, new guidance was issued which removes the requirement for public to disclose the date through which subsequent events were reviewed. This guidance was effective upon issuance and has been adopted by the Company.

        In January 2010, FASB issued guidance related to fair value disclosure requirements. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. This guidance is effective for interim periods beginning after December 15, 2009. The Company has adopted this guidance effective January 1, 2010. The disclosures required by this adoption are included in Note 9, "Fair Value Measurements."

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

        April 3, 2010 and December 31, 2009, the Company had outstanding foreign exchange contracts totaling $1.5 billion and $1.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's condensed consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 3, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount

Net Buy (Sell) by Currency	April 3, 2010	December 31, 2009

Chinese Renminbi	$(386)	$(297)
Brazilian Real	(318)	(342)
Euro	(284)	(377)
Japanese Yen	(129)	(236)
British Pound	117	143

Interest Rate Risk

        At April 3, 2010, the Company's short-term debt consisted primarily of $1 million of short-term variable rate foreign debt. At April 3, 2010, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, one of the Company's European subsidiaries has an outstanding interest rate agreement ("Interest Agreement") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company's condensed consolidated statements of operations. The weighted average fixed rate payment on this Interest Agreement was 5.07%. The fair value of the Interest Agreement was $(4) million at both April 3, 2010 and December 31, 2009.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of April 3, 2010, the Company was exposed to an aggregate credit risk of $12 million with all counterparties.

Fair Value of Financial Instruments

        The Company's financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company's Sigma Fund, available-for-sale investment portfolios and derivative financial instruments are recorded in the Company's condensed consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments' fair values.

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 3, 2010 was $3.8 billion, compared to a face value of $3.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Forward-Looking Statements

        Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under "Looking Forward," about: (a) the creation of two independent public companies, the expected form, tax-free nature and results of the separation, and anticipated long-term debt ratings, (b) our business strategies and expected results, (c) our industry and market expectations including demand levels and customer priorities for each of our businesses, (d) the timing and impact of new product launches, and (e) adequacy of liquidity; (2) "Management's Discussion and Analysis," about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company's ability and cost to repatriate funds, (c) expected quarterly sales of accounts receivable, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) expectations for the Sigma Fund and other investments, (f) future cash contributions to pension plans or retiree health benefit plans, (g) purchase obligation payments, (h) the Company's ability and cost to access the capital markets, (i) the Company's plans with respect to the level of outstanding debt, (j) expected payments pursuant to commitments under long-term agreements, (k) the outcome of ongoing and future legal proceedings, (l) the completion and impact of pending acquisitions and divestitures, (m) the impact of recent accounting pronouncements on the Company and, (n) the creation of two independent public companies and expected results; (3) "Legal Proceedings," about the ultimate disposition of pending legal matters, and (4) "Quantitative and Qualitative Disclosures about Market Risk," about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

        Some of the risk factors that affect the Company's business and financial results are discussed in "Item 1A: Risk Factors" on pages 17 through 29 of our 2009 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 4. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our chief executive officers and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola's management, including our chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control over financial reporting.    There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

St. Lucie County Fire District Firefighters' Pension Trust Fund Securities Class Action Case and Related Derivative Matter

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

        In addition, on April 2, 2010, Waber v. Dorman, et al. was filed in the United States District Court for the Northern District of Illinois as a purported derivative action on behalf of Motorola against certain of its current and former officers and directors. The complaint makes similar factual allegations to those made in the St. Lucie complaint and asserts causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks unspecified damages associated with the alleged loss to the Company deriving from the defendants' actions.

Silverman/Williams Federal Securities Lawsuits and Related Derivative Matters

        A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff's motion for class certification. On March 10, 2010, the district court granted plaintiffs motion to file a second amended complaint which adds allegations concerning Motorola's accounting and disclosures for certain transactions entered in the third quarter of 2006.

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

        On March 29, 2010, a purported derivative action lawsuit on behalf of Motorola, Goldfein v. Brown, et al., was filed in the United States District Court for the Northern District of Illinois against the company and certain of its current and former officers and directors. The complaint makes substantially similar factual allegations to those made in the Williams v. Zander, et al. and Cinotto v. Zander, et al. derivative actions pending in Illinois state court and asserts causes of action for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint seeks unspecified damages and other relief associated with the alleged loss to the Company deriving from the defendants' actions.

        Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Item 1A. Risk Factors

        The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, "Item 1A: Risk Factors" on pages 17 through 29 of the Company's 2009 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. (Removed and Reserved)

Item 5. Other Information.

        None

Item 6. Exhibits

Exhibit No.	Exhibit

*10.1	First Amendment to the Motorola Long Range Incentive Plan (LRIP) of 2009, adopted March 16, 2010.
*10.2
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, for grants on or after May 5, 2010.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

        MOTOROLA and the Stylized M Logo are registered in the US Patent & Trademark Office.

        All other product or service names are the property of their respective owners. © 2010 Motorola, Inc. All rights reserved.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.
By:	/s/ JOHN K. WOZNIAK John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 4, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

*10.1	First Amendment to the Motorola Long Range Incentive Plan (LRIP) of 2009, adopted March 16, 2010.
*10.2
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, for grants on or after May 5, 2010.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.