Form 10-Q
period 2010-07-03
MOTOROLA INC
filed 2010-08-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 3, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 3, 2010:

Class	Number of Shares
Common Stock; $.01 Par Value	2,333,888,938

Part I—Financial Information

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

(In millions, except per share amounts)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$5,414	$5,497	$10,458	$10,868
Costs of sales	3,412	3,787	6,670	7,662

Gross margin	2,002	1,710	3,788	3,206

Selling, general and administrative expenses	896	822	1,772	1,691
Research and development expenditures	762	775	1,519	1,622
Other charges (income)	(19)	103	58	332

Operating earnings (loss)	363	10	439	(439)

Other income (expense):
Interest expense, net	(38)	(30)	(71)	(65)
Gain on sales of investments and businesses, net	53	30	61	10
Other	(33)	23	(21)	93

Total other income (expense)	(18)	23	(31)	38

Earnings (loss) from continuing operations before income taxes	345	33	408	(401)
Income tax expense (benefit)	179	(2)	174	(148)

Earnings (loss) from continuing operations	166	35	234	(253)
Earnings from discontinued operations, net of tax	—	—	—	60

Net earnings (loss)	166	35	234	(193)

Less: Earnings attributable to noncontrolling interests	4	9	3	12

Net earnings (loss) attributable to Motorola, Inc.	$162	$26	$231	$(205)

Amounts attributable to Motorola, Inc. common shareholders:
Earnings (loss) from continuing operations, net of tax	$162	$26	$231	$(265)
Earnings from discontinued operations, net of tax	—	—	—	60

Net earnings (loss)	$162	$26	$231	$(205)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.07	$0.01	$0.10	$(0.12)
Discontinued operations	—	—	—	0.03

	$0.07	$0.01	$0.10	$(0.09)

Diluted:
Continuing operations	$0.07	$0.01	$0.10	$(0.12)
Discontinued operations	—	—	—	0.03

	$0.07	$0.01	$0.10	$(0.09)

Weighted average common shares outstanding:
Basic	2,328.8	2,293.9	2,322.0	2,286.5
Diluted	2,365.0	2,306.4	2,352.9	2,286.5
Dividends paid per common share of Motorola, Inc.	$0.00	$0.00	$0.00	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	July 3, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$2,893	$2,869
Sigma Fund	5,313	5,092
Short-term investments	25	2
Accounts receivable, net	3,465	3,495
Inventories, net	1,299	1,308
Deferred income taxes	1,212	1,082
Other current assets	1,807	2,184

Total current assets	16,014	16,032

Property, plant and equipment, net	1,968	2,154
Sigma Fund	105	66
Investments	322	459
Deferred income taxes	1,882	2,284
Goodwill	2,828	2,823
Other assets	1,693	1,785

Total assets	$24,812	$25,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of long-term debt	$531	$536
Accounts payable	2,336	2,429
Accrued liabilities	5,020	5,296

Total current liabilities	7,887	8,261

Long-term debt	2,907	3,365
Other liabilities	3,798	4,094
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	23	23
Authorized shares: 4,200.0
Issued shares: 07/03/10—2,339.9; 12/31/09—2,314.2
Outstanding shares: 07/03/10—2,333.9; 12/31/09—2,312.1
Additional paid-in capital	8,411	8,211
Retained earnings	4,058	3,827
Accumulated other comprehensive loss	(2,376)	(2,286)

Total Motorola, Inc. stockholders' equity	10,116	9,775
Non-controlling interests	104	108

Total stockholders' equity	10,220	9,883

Total liabilities and stockholders' equity	$24,812	$25,603

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Non-controlling Interests	Comprehensive Earnings (Loss)

Balances at December 31, 2009	2,314.2	$8,234	$70	$(63)	$(2,295)	$2	$3,827	$108

Net earnings							231	3	$234
Net unrealized loss on securities, net of tax of $(35)			(59)						(59)
Foreign currency translation adjustments, net of tax of $(11)				(106)					(106)
Amortization of retirement benefit adjustments, net of tax of $30					57				57
Plan amendment, net of tax of $0					22				22
Issuance of common stock and stock options exercised	25.7	43
Tax shortfalls from stock-based compensation		(16)
Share-based compensation expense		149
Net loss on derivative instruments, net of tax of $(2)						(4)			(4)
Dividends paid to noncontrolling interest on subsidiary common stock								(7)
Reclassification of share-based awards from liability to equity		24

Balances at July 3, 2010	2,339.9	$8,434	$11	$(169)	$(2,216)	$(2)	$4,058	$104	$144

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	July 3, 2010	July 4, 2009

Operating
Net earnings (loss) attributable to Motorola, Inc.	$231	$(205)
Earnings attributable to noncontrolling interests	3	12

Net earnings (loss)	234	(193)
Earnings from discontinued operations	—	60

Earnings (loss) from continuing operations	234	(253)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	341	382
Non-cash other income	(18)	(5)
Share-based compensation expense	149	150
Gain on sales of investments and businesses, net	(61)	(10)
Loss (gain) from the extinguishment of long-term debt	12	(67)
Deferred income taxes	261	(35)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(17)	(203)
Inventories	—	990
Other current assets	368	507
Accounts payable and accrued liabilities	(356)	(2,203)
Other assets and liabilities	(186)	(117)

Net cash provided by (used for) operating activities	727	(864)

Investing
Acquisitions and investments, net	(26)	(21)
Proceeds from sales of investments and businesses, net	243	226
Capital expenditures	(146)	(137)
Proceeds from sales of property, plant and equipment	28	6
Proceeds from sales (purchases) of Sigma Fund investments, net	(248)	670
Proceeds from sales (purchases) of short-term investments, net	(23)	180

Net cash provided by (used for) investing activities	(172)	924

Financing
Repayment of short-term borrowings, net	(5)	(54)
Repayment of debt	(481)	(129)
Issuance of common stock	68	56
Payment of dividends	—	(114)
Other, net	(7)	6

Net cash used for financing activities	(425)	(235)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(106)	(8)

Net increase in cash and cash equivalents	24	(183)
Cash and cash equivalents, beginning of period	2,869	3,064

Cash and cash equivalents, end of period	$2,893	$2,881

Cash Flow Information

Cash paid during the period for:
Interest, net	$130	$133
Income taxes, net of refunds	34	174

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.   Basis of Presentation

        The condensed consolidated financial statements as of July 3, 2010 and for the three and six months ended July 3, 2010 and July 4, 2009, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly Motorola, Inc.'s (the "Company's") consolidated financial position, results of operations and cash flows for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended July 3, 2010 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2010 presentation.

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

Change in Segment Presentation

        On February 11, 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of its planned separation into two independent, publicly traded companies. The Company currently expects that, upon separation, one public company will be comprised of the Company's Mobile Devices and Home businesses and the other public company will be comprised of the Company's Enterprise Mobility Solutions and Networks businesses. As a result of this announcement, Motorola, Inc. realigned its businesses during the first quarter of 2010 and now reports financial results for the following four operating business segments:

  •
  Mobile Devices:    This segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  Home:    This segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol video, satellite and terrestrial broadcast networks, end-to-end video and Internet protocol television distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premise equipment and associated software solutions to cable television and telecommunication service providers.

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

        Accordingly, previously reported segment results for the three and six months ended July 4, 2009, have been revised to reflect the new segment presentation and the allocation of Corporate costs.

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

        The new accounting guidance is effective for revenue arrangements entered into or materially modified after June 15, 2010. The standards permit prospective or retrospective adoption as well as early adoption. The Company elected to adopt this guidance early, at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable arrangements that were entered into or materially modified after January 1, 2010.

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

        Net sales as reported and pro forma net sales that would have been reported during the three and six months ended July 3, 2010, if the transactions entered into or materially modified after January 1, 2010, were still subject to the previous accounting guidance are shown in the following table:

	Three Months Ended		Six Months Ended
July 3, 2010	As Reported	Pro Forma Basis	As Reported	Pro Forma Basis

Net sales	$5,414	$4,984	$10,458	$9,589

        For the three and six months ended July 3, 2010, the difference between the amount of revenue recorded under the new accounting guidance for revenue recognition as compared to the pro forma amount that would have been recorded under the prior accounting guidance relates primarily to sales of smartphones by the Company's Mobile Devices segment. The individual impact to the Company's other businesses was not material. The pro forma basis revenue reflects the recognition of revenue related to smartphones that contain a service element and unspecified software upgrade rights under a subscription-based model under which revenue is recognized ratably over the estimated expected life of the smartphone as the Company was unable to determine VSOE for the undelivered element in the transaction. To the extent that the smartphone arrangement contains a specified software upgrade right, the subscription model is deferred until the specified software upgrade is delivered as the Company was unable to determine VSOE for the specified software upgrade right. Once the specified software upgrade is delivered, revenue is then recognized under the subscription-based model over the remainder of the estimated expected life of the smartphone. The as reported revenue reflects the allocation of revenue related to smartphones shipped under arrangements executed during the three and six months ended July 3, 2010 using ESP for the device, the service, specified software upgrade rights, when applicable, and the unspecified software upgrade rights, resulting in a lower deferral of revenue than under prior accounting guidance. Both the as reported revenue and the pro forma basis revenue contain the revenue recognized under the subscription-based revenue recognition model related to smartphones that contain a service element and unspecified software that shipped under arrangements executed during the year ended December 31, 2009.

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

        The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the six months ended July 4, 2009, all of which occurred during the three months ended April 4, 2009. The Company had no such activity during the three months ended July 4, 2009.

Six Months Ended	July 4, 2009

Net sales	$19
Operating loss	(11)
Gains on sales of investments and businesses, net	175
Earnings before income taxes	162
Income tax expense	102
Earnings from discontinued operations, net of tax	60

3.   Other Financial Data

Statement of Operations Information

Other Charges

        Other charges included in Operating earnings (loss) consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Other charges:
Separation-related transaction costs	$105	$—	$130	$—
Amortization of intangible assets	65	70	130	141
Royalty settlement	21	—	21	—
Reorganization of business charges	18	49	34	207
Facility impairment charge	—	39	—	39
Legal settlements	(228)	(55)	(257)	(55)

	$(19)	$103	$58	$332

        During the three months ended July 4, 2009, the Company classified a facility as held for sale and wrote it down to its fair value, less estimated selling costs, resulting in an impairment loss of $39 million, which was included in Other charges for the period.

        In June 2010, the Company announced that it had entered into a settlement and license agreement with another company, which resolves all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to Motorola, Inc., future royalties to be paid by the other company to Motorola, Inc. for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the three months ended July 3, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

        Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Interest income (expense), net:
Interest expense	$(59)	$(49)	$(120)	$(111)
Interest income	21	19	49	46

	$(38)	$(30)	$(71)	$(65)

Other:
Gain (loss) from the extinguishment of the Company's outstanding long-term debt	$(12)	$—	$(12)	$67
Investment impairments	(10)	(26)	(19)	(33)
Foreign currency loss	(8)	(34)	(5)	(28)
Gain (loss) on Sigma Fund investments	(4)	68	12	75
Other	1	15	3	12

	$(33)	$23	$(21)	$93

Earnings (Loss) Per Common Share

        The computation of basic and diluted earnings (loss) per common share attributable to Motorola, Inc. common shareholders is as follows:

	Amounts attributable to Motorola, Inc. common shareholders
	Continuing Operations		Net Earnings
Three Months Ended	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Basic earnings per common share:
Earnings	$162	$26	$162	$26
Weighted average common shares outstanding	2,328.8	2,293.9	2,328.8	2,293.9

Per share amount	$0.07	$0.01	$0.07	$0.01

Diluted earnings per common share:
Earnings	$162	$26	$162	$26

Weighted average common shares outstanding	2,328.8	2,293.9	2,328.8	2,293.9

Add effect of dilutive securities:
Share-based awards and other	36.2	12.5	36.2	12.5

Diluted weighted average common shares outstanding	2,365.0	2,306.4	2,365.0	2,306.4

Per share amount	$0.07	$0.01	$0.07	$0.01

	Amounts attributable to Motorola, Inc. common shareholders
	Continuing Operations		Net Earnings (Loss)
Six Months Ended	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Basic earnings (loss) per common share:
Earnings (loss)	$231	$(265)	$231	$(205)
Weighted average common shares outstanding	2,322.0	2,286.5	2,322.0	2,286.5

Per share amount	$0.10	$(0.12)	$0.10	$(0.09)

Diluted earnings (loss) per common share:
Earnings (loss)	$231	$(265)	$231	$(205)

Weighted average common shares outstanding	2,322.0	2,286.5	2,322.0	2,286.5

Add effect of dilutive securities:
Share-based awards and other	30.9	—	30.9	—

Diluted weighted average common shares outstanding	2,352.9	2,286.5	2,352.9	2,286.5

Per share amount	$0.10	$(0.12)	$0.10	$(0.09)

        In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended July 3, 2010 and July 4, 2009, 153.9 million and 178.6 million, respectively, out-of-the-money stock options and the assumed vesting of 48.8 million and 42.0 million, respectively, restricted stock units were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the six months ended July 3, 2010, the assumed exercise of 153.1 million stock options and the assumed vesting of 43.9 million restricted stock units were excluded because their inclusion would have been antidilutive. For the six months ended July 4, 2009, the Company was in a net loss position and, accordingly, the assumed exercise of 207.6 million stock options and the assumed vesting of 35.3 restricted stock units were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

        The Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion at July 3, 2010 and December 31, 2009. Of these amounts, $216 million and $206 million, respectively, were restricted.

Sigma Fund

        The Sigma Fund consists of the following:

	July 3, 2010		December 31, 2009
Fair Value	Current	Non-current	Current	Non-Current

Cash	$—	$—	$202	$—
Securities:
U.S. government, agency and government-sponsored enterprise obligations	5,275	—	4,408	—
Corporate bonds	28	66	367	63
Asset-backed securities	1	2	66	—
Mortgage-backed securities	9	37	49	3

	$5,313	$105	$5,092	$66

        The fair market value of investments in the Sigma Fund was $5.4 billion and $5.2 billion at July 3, 2010 and December 31, 2009, respectively.

        During the three and six months ended July 3, 2010, the Company recorded a loss on Sigma Fund investments of $4 million and a gain of $12 million, respectively, in Other income (expense) in the condensed consolidated statement of operations. During the three and six months ended July 4, 2009, the Company recorded gains on Sigma Fund investments of $68 million and $75 million, respectively, in Other income (expense) in the condensed consolidated statement of operations.

Investments

        Investments consist of the following:

	Recorded Value		Less
July 3, 2010	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Certificates of deposit	$23	$—	$—	$—	$23
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	24	1	—	23
Corporate bonds	2	9	—	—	11
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	46	16	—	30

	25	82	17	—	90
Other securities, at cost	—	187	—	—	187
Equity method investments	—	53	—	—	53

	$25	$322	$17	$—	$330

	Recorded Value		Less
December 31, 2009	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$23	$1	$—	$22
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	147	111	(1)	37

	2	183	112	(1)	74
Other securities, at cost	—	223	—	—	223
Equity method investments	—	53	—	—	53

	$2	$459	$112	$(1)	$350

        During the three and six months ended July 3, 2010, the Company recorded investment impairment charges of $10 million and $19 million, respectively, representing other-than-temporary declines in the value of the Company's investment portfolio, primarily related to common stock and equivalents and other securities recorded at cost. During the three and six months ended July 4, 2009, the Company recorded investment impairment charges of $26 million and $33 million, respectively, representing other-than-temporary declines in the value of the Company's investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company's condensed consolidated statements of operations.

Accounts Receivable, Net

        Accounts receivable, net, consists of the following:

	July 3, 2010	December 31, 2009

Accounts receivable	$3,603	$3,637
Less allowance for doubtful accounts	(138)	(142)

	$3,465	$3,495

Inventories, Net

        Inventories, net, consist of the following:

	July 3, 2010	December 31, 2009

Work-in-process and production materials	$1,229	$1,062
Finished goods	809	1,062

	2,038	2,124
Less inventory reserves	(739)	(816)

	$1,299	$1,308

Other Current Assets

        Other current assets consists of the following:

	July 3, 2010	December 31, 2009

Costs and earnings in excess of billings	$562	$686
Contract-related deferred costs	531	616
Contractor receivables	257	342
Value-added tax refunds receivable	43	95
Other	414	445

	$1,807	$2,184

Property, Plant and Equipment, Net

        Property, plant and equipment, net, consists of the following:

	July 3, 2010	December 31, 2009

Land	$125	$127
Building	1,803	1,823
Machinery and equipment	4,681	5,187

	6,609	7,137
Less accumulated depreciation	(4,641)	(4,983)

	$1,968	$2,154

        Depreciation expense for the three months ended July 3, 2010 and July 4, 2009 was $103 million and $121 million, respectively. Depreciation expense for the six months ended July 3, 2010 and July 4, 2009 was $210 million and $240 million, respectively.

Other Assets

        Other assets consists of the following:

	July 3, 2010	December 31, 2009

Intangible assets, net of accumulated amortization of $1,492 and $1,375	$522	$593
Contract-related deferred costs	340	345
Royalty license arrangements	256	255
Value-added tax refunds receivable	115	127
Long-term receivables, net of allowances of $3 and $9	201	117
Other	259	348

	$1,693	$1,785

Accrued Liabilities

        Accrued liabilities consists of the following:

	July 3, 2010	December 31, 2009

Deferred revenue	$1,442	$1,325
Compensation	592	634
Customer reserves	408	424
Billings in excess of costs and earnings	307	336
Warranty reserves	236	226
Contractor payables	209	240
Tax liabilities	201	258
Customer downpayments	99	178
Other	1,526	1,675

	$5,020	$5,296

Other Liabilities

        Other liabilities consists of the following:

	July 3, 2010	December 31, 2009

Defined benefit plans, including split dollar life insurance policies	$2,328	$2,450
Deferred revenue	662	713
Postretirement health care benefit plan	292	287
Unrecognized tax benefits	75	196
Other	441	448

	$3,798	$4,094

Stockholders' Equity Information

Payment of Dividends

        During the six months ended July 3, 2010, the Company paid no cash dividends to holders of its common stock. During the six months ended July 4, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the three months ended April 4, 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company's common stock.

4.   Debt and Credit Facilities

Long-Term Debt

        During the six months ended July 3, 2010, the Company repurchased $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025, (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028, (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

        During the six months ended July 4, 2009, the Company repurchased $199 million of its outstanding long-term debt for a purchase price of $129 million, excluding approximately $4 million of accrued interest, all of which occurred during the three months ended April 4, 2009. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of the 7.50% Debentures due

2025, (ii) $20 million of the $399 million then outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

5.   Risk Management

Derivative Financial Instruments

Foreign Currency Risk

        The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

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

        At July 3, 2010 and December 31, 2009, the Company had outstanding foreign exchange contracts with notional values totaling $1.4 billion and $1.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's condensed consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 3, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	July 3, 2010	December 31, 2009

Chinese Renminbi	$(304)	$(297)
Euro	(287)	(377)
Brazilian Real	(265)	(342)
Japanese Yen	(121)	(236)
British Pound	161	143

Interest Rate Risk

        At July 3, 2010, the Company's short-term debt consisted primarily of $1 million of short-term variable rate foreign debt. At July 3, 2010, the Company has $3.4 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, one of the Company's European subsidiaries has an outstanding interest rate agreement ("Interest Agreement") relating to a Euro-denominated loan. The interest on the

Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company's condensed consolidated statements of operations. At July 3, 2010 and December 31, 2009, the fair value of the Interest Agreement put the Company in a liability position of $4 million.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of July 3, 2010, the Company was exposed to an aggregate credit risk of $4 million with all counterparties.

        The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at July 3, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Assets		Liabilities
July 3, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$5	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	7	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	7		7

Total derivatives	$9		$12

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2009	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	10	Other assets	16	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	10		20

Total derivatives	$15		$21

        The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations for the three and six months ended July 3, 2010 and July 4, 2009:

	July 3, 2010
Gain (Loss) on Derivative Instruments	Three Months Ended	Six Months Ended	Statement of Operations Location

Derivatives designated as hedging instruments (fair value):
Foreign exchange contracts	$—	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Interest rate contracts	(4)	(8)	Other income (expense)
Foreign exchange contracts	22	31	Other income (expense)

Total derivatives not designated as hedging instruments	$18	$23

	July 4, 2009
Gain (Loss) on Derivative Instruments	Three Months Ended	Six Months Ended	Statement of Operations Location

Derivatives designated as hedging instruments (fair value):
Foreign exchange contracts	$—	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Interest rate contracts	(3)	(8)	Other income (expense)
Foreign exchange contracts	(54)	(85)	Other income (expense)

Total derivatives not designated as hedging instruments	$(57)	$(93)

        The following table summarizes the gains and losses recognized in the condensed consolidated financial statements for the three and six months ended July 3, 2010 and July 4, 2009:

	July 3, 2010
Foreign Exchange Contracts	Three Months Ended	Six Months Ended	Financial Statement Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(6)	$(3)	Accumulated other comprehensive loss
Gain reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	3	3	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	Other income (expense)

	July 4, 2009
Foreign Exchange Contracts	Three Months Ended	Six Months Ended	Financial Statement Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(2)	$(2)	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(4)	(10)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	Other income (expense)

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

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 3, 2010 was $3.5 billion, compared to a face value of $3.4 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.   Income Taxes

        At both July 3, 2010 and December 31, 2009, the Company had valuation allowances of $2.9 billion, including $376 million and $422 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the six months ended July 3, 2010, there was no adjustment to the U.S. valuation allowance. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was adjusted for exchange rate variances and current year activity.

        In March 2008, the Company announced a strategy to separate into two publicly-traded companies. In February 2010, the Company announced that it is targeting the first quarter of 2011 for the completion of this separation. When evaluating the Company's valuation allowances, the Company is precluded from taking into consideration events dependent on future market conditions, such as the announced separation transaction. The Company will reassess its valuation allowance needs based on two separate publicly traded companies in the period the separation transaction occurs. The valuation allowances determined for two separate publicly traded companies may differ from the Company's current valuation allowance balances.

        In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law, which eliminated the favorable income tax treatment of Medicare Part D Subsidy receipts effective for tax years starting in 2013. As a result of the tax law change, during the three months ended April 3, 2010 the Company recorded an $18 million non-cash tax charge to reduce its deferred tax asset associated with Medicare Part D subsidies currently estimated to be received after 2012.

        The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely, accrues for the U.S. federal income taxes applicable to the earnings. As the Company realigns its capital structure to meet its current and future needs, the Company concluded that certain foreign earnings are no longer considered to be permanently reinvested and recorded $82 million of deferred tax expense in the second quarter of 2010. As of July 3, 2010, the Company continues to maintain permanent reinvestment assertions with respect to certain foreign earnings which are restricted from repatriation due to the capital requirements of the foreign subsidiaries or due to local country restrictions.

        The Company had unrecognized tax benefits of $277 million and $466 million, at July 3, 2010 and December 31, 2009, respectively, of which approximately $40 million and $100 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the six months ended July 3, 2010, the Company reduced its unrecognized tax benefits for settlements with tax authorities by $199 million, of which $119 million was recognized as a tax benefit and the remainder primarily reduced tax carryforwards and other deferred tax assets.

        Based on the potential outcome of the Company's global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $125 million tax benefit, with cash payments in the range of $0 to $150 million.

        During the first half of 2010, the Internal Revenue Service ("IRS") concluded its audit of Symbol's 2004 through January 9, 2007 pre-acquisition tax years and Motorola, Inc.'s 2004 through 2007 tax years. The Company has audits pending in several tax jurisdictions. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

7.   Retirement Benefits

Pension Benefit Plans

        The net periodic pension costs for the Regular Pension Plan, Officers' Plan, the Motorola Supplemental Pension Plan ("MSPP") and Non-U.S. plans were as follows:

	July 3, 2010			July 4, 2009
Three Months Ended	Regular Pension	Officers' and MSPP	Non U.S.	Regular Pension	Officers' and MSPP	Non U.S.

Service cost	$—	$—	$6	$4	$—	$5
Interest cost	85	1	21	84	2	15
Expected return on plan assets	(94)	—	(20)	(95)	(1)	(12)
Amortization of:
Unrecognized net loss	36	—	4	19	1	1
Unrecognized prior service cost	—	—	(1)	—	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$27	$2	$10	$12	$3	$9

	July 3, 2010			July 4, 2009
Six Months Ended	Regular Pension	Officers' and MSPP	Non U.S.	Regular Pension	Officers' and MSPP	Non U.S.

Service cost	$—	$—	$13	$8	$—	$11
Interest cost	171	1	49	169	4	31
Expected return on plan assets	(189)	—	(48)	(190)	(1)	(26)
Amortization of:
Unrecognized net loss	74	1	10	39	1	2
Unrecognized prior service cost	—	—	(2)	—	—	—
Settlement/curtailment loss	—	2	—	—	3	—

Net periodic pension cost	$56	$4	$22	$26	$7	$18

        During the three months ended July 3, 2010, contributions of $50 million and $5 million were made to the Company's Regular Pension Plan and Non-U.S. plans, respectively. During the six months ended July 3, 2010, contributions of $50 million and $25 million were made to the Company's Regular Pension Plan and Non-U.S. plans, respectively.

        During the six months ended July 3, 2010, the Company recorded the impact of a plan amendment in one of its Non-U.S. plans resulting in a reduction of the amounts recognized in Accumulated Other Comprehensive Income of $22 million. No gain or loss was recognized in the Company's condensed consolidated statement of operations as a result of the plan amendment.

Postretirement Health Care Benefit Plans

        Net postretirement health care expenses consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$2	$1	$3	$2
Interest cost	6	7	13	14
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of:
Unrecognized net loss	3	2	5	4
Unrecognized prior service cost	(1)	(1)	(1)	(2)

Net postretirement health care expense	$6	$5	$12	$10

        The Company made no contributions to its postretirement healthcare fund during the three and six months ended July 3, 2010.

8.   Share-Based Compensation Plans

        Compensation expense for the Company's employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units ("RSUs") was as follows:

	Three Months Ended		Six Months Ended
Three Months Ended	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Share-based compensation expense included in:
Costs of sales	$9	$8	$18	$17
Selling, general and administrative expenses	42	43	83	84
Research and development expenditures	26	23	48	49

Share-based compensation expense included in Operating earnings (loss)	77	74	149	150
Tax benefit	25	23	48	47

Share-based compensation expense, net of tax	$52	$51	$101	$103
Decrease in basic earnings per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Decrease in diluted earning per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

        In the second quarter of 2010, the Company's broad-based equity grant consisted of 29.5 million RSUs and 7.7 million stock options. The total compensation expense related to the RSUs is $165.4 million, net of estimated forfeitures, with a fair market value of $6.87 per RSU. The total compensation expense related to stock options is $20.8 million, net of estimated forfeitures, at a Black-Scholes value of $3.02 per stock option. The expense for both RSUs and stock options will be recognized over a weighted average vesting period of 3 years.

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

        The fair values of the Company's financial assets and liabilities by level in the fair value hierarchy as of July 3, 2010 and December 31, 2009 were as follows:

July 3, 2010	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$5,275	$—	$5,275
Corporate bonds	—	72	22	94
Asset-backed securities	—	3	—	3
Mortgage-backed securities	—	46	—	46
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	24	—	24
Corporate bonds	—	9	—	9
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	38	8	—	46
Foreign exchange derivative contracts	—	9	—	9
Liabilities:
Foreign exchange derivative contracts	—	8	—	8
Interest agreement derivative contracts	—	4	—	4

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$4,408	$—	$4,408
Corporate bonds	—	411	19	430
Asset-backed securities	—	66	—	66
Mortgage-backed securities	—	52	—	52
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	23	—	23
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	136	11	—	147
Foreign exchange derivative contracts	—	15	—	15
Liabilities:
Foreign exchange derivative contracts	—	17	—	17
Interest agreement derivative contracts	—	4	—	4

        The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Beginning balance	$22	$109	$19	$134
Transfers to Level 3	3	10	3	11
Payments received and securities sold	(4)	(29)	(5)	(53)
Mark-to-market on Sigma Fund investments included in Other income (expense)	1	(10)	5	(12)

Ending balance	$22	$80	$22	$80

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

        At July 3, 2010, the Company has $431 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

        The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis at July 3, 2010.

10. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

        Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	July 3, 2010	December 31, 2009

Long-term receivables	$227	$154
Less allowance for losses	(3)	(9)

	224	145
Less current portion	(23)	(28)

Non-current long-term receivables, net	$201	$117

        The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company's condensed consolidated balance sheets.

        Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $329 million and $444 million at July 3, 2010 and December 31, 2009, respectively. Of these amounts, $20 million and $13 million were supported by letters of credit or by bank commitments to purchase long-term receivables at July 3, 2010 and December 31, 2009, respectively. The majority of the outstanding commitments at July 3, 2010 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million at both July 3, 2010 and December 31, 2009 (including $27 million at both July 3, 2010 and December 31, 2009, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $4 million at July 3, 2010 and December 31, 2009, respectively (including $2 million at both July 3, 2010 and December 31, 2009, relating to the sale of short-term receivables).

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

        As of July 3, 2010 and December 31, 2009, the Company had a $200 million revolving facility for the sale of accounts receivable due from U.S. customers of our Enterprise Mobility Solutions segment, of which $16 million and $60 million, respectively, were utilized.

        Under the terms of the facility, which was amended in the fourth quarter of 2009, the Company is required to sell its entire portfolio of outstanding accounts receivable from its U.S. customers of the direct and indirect channel government and public safety business. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of eligible receivables less reserves or $200 million. The Company may also elect, at its option, to receive initial cash proceeds less than the cap. The remaining proceeds due to the Company for the receivables sold in excess of the initial cash proceeds are deferred until the receivables are collected.

        Total sales of accounts receivable and long-term receivables were $506 million and $367 million during the three month periods ended July 3, 2010 and July 4, 2009, respectively, and $968 million and $626 million for the six month periods ended July 3, 2010 and July 4, 2009, respectively. Cash proceeds related to accounts receivable sold were $407 million and $367 million during the three month periods ended July 3, 2010 and July 4, 2009, respectively, and $649 million and $626 million for the six month periods ended July 3, 2010 and July 4, 2009, respectively. As of July 3, 2010, the Company is due $319 million under the deferred payment provisions of the committed facility discussed above. As of July 3, 2010, the Company retained servicing obligations for $407 million of sold accounts receivables and $253 million of sold long-term receivables. As of December 31, 2009, the Company retained servicing obligation for $195 million of sold accounts receivables and $297 million of sold long-term receivables at December 31, 2009.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $27 million at both July 3, 2010 and December 31, 2009.

11. Commitments and Contingencies

Legal

        The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Other

        The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $143 million, of which the Company accrued $51 million at July 3, 2010 for potential claims under these provisions.

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

12. Segment Information

        The Company reports financial results for the following operating business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol ("IP") video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television ("IPTV") distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television ("TV") and telecommunication service providers.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

26
  •
  The Networks segment designs, manufactures, sells, installs and services wireless network systems, including cellular infrastructure systems and wireless and cellular broadband systems, to wireless service providers.

        The following table summarizes the Net sales and Operating earnings (loss) by operating business segment:

	Net Sales		Operating Earnings (Loss)
Three Months Ended	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Mobile Devices	$1,724	$1,829	$87	$(287)
Home	886	1,013	29	18
Enterprise Mobility Solutions	1,850	1,685	181	141
Networks	967	988	178	92

	5,427	5,515	475	(36)
Other and Eliminations	(13)	(18)	(112)	46

	$5,414	$5,497

Operating earnings (loss)			363	10
Total other income (expense)			(18)	23

Earnings (loss) from continuing operations before income taxes			$345	$33

	Net Sales		Operating Earnings (Loss)
Six Months Ended	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Mobile Devices	$3,365	$3,630	$(105)	$(832)
Home	1,724	2,038	49	21
Enterprise Mobility Solutions	3,544	3,284	322	207
Networks	1,863	1,954	290	154

	10,496	10,906	556	(450)
Other and Eliminations	(38)	(38)	(117)	11

	$10,458	$10,868

Operating earnings (loss)			439	(439)
Total other income (expense)			(31)	38

Earnings (loss) from continuing operations before income taxes			$408	$(401)

        The Operating earnings (loss) in Other and Eliminations consists of the following:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Separation-related transaction costs	$(105)	$—	$(130)	$—
Reorganization of business charges	(4)	(6)	(2)	(31)
Corporate expenses	(3)	(3)	(14)	(13)
Legal settlements	—	55	29	55

	$(112)	$46	$(117)	$11

        Corporate expense are primarily comprised of: (i) general corporate-related expenses, and (ii) the Company's wholly-owned finance subsidiary.

13. Reorganization of Businesses

        The Company maintains a formal Involuntary Severance Plan (the "Severance Plan"), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, the Company amended and restated the Severance Plan. Under the Amended Severance Plan, severance benefits will be paid in bi-weekly installments rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

2010 Charges

        During the six months ended July 3, 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All four of the Company's business segments were impacted by these plans. The employees affected were located in all geographic regions.

        During the three months ended July 3, 2010, the Company recorded net reorganization of business charges of $25 million, including $7 million of charges in Costs of sales and $18 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $25 million are charges of $32 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

        During the six months ended July 3, 2010, the Company recorded net reorganization of business charges of $46 million, including $12 million of charges in Costs of sales and $34 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $46 million are charges of $64 million for employee separation costs, partially offset by $18 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

July 3, 2010	Three Months Ended	Six Months Ended

Mobile Devices	$2	$17
Home	5	10
Enterprise Mobility Solutions	14	16
Networks	—	1

	21	44
Corporate	4	2

	$25	$46

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to July 3, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at July 3, 2010

Exit costs	$58	$—	$(6)	$(23)	$29
Employee separation costs	80	64	(14)	(75)	55

	$138	$64	$(20)	$(98)	$84

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2010, the Company had an accrual of $58 million for exit costs attributable to lease terminations. The additional 2010 charges were not material. The adjustments of $6 million primarily reflect reversals of accruals no longer needed. The $23 million used in 2010 reflects cash payments. The remaining accrual of $29 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 3, 2010, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2010, the Company had an accrual of $80 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who began receiving payments in 2010. The 2010 additional charges of $64 million represent severance costs for approximately an additional 1,400 employees, of which 400 were direct employees and 1,000 were indirect employees.

        The adjustments of $14 million reflect: (i) $12 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

        During the first six months of 2010, approximately 1,300 employees, of which 300 were direct employees and 1,000 were indirect employees, were separated from the Company. The $75 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $55 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 3, 2010, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 1,000 employees to be separated in 2010.

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

        During the three months ended July 4, 2009, the Company recorded net reorganization of business charges of $58 million, including $9 million of charges in Costs of sales and $49 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $60 million for employee separation costs, $18 million for exit costs and $1 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

        During the six months ended July 4, 2009, the Company recorded net reorganization of business charges of $262 million, including $55 million of charges in Costs of sales and $207 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $262 million are charges of $264 million for employee separation costs, $22 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $42 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

July 4, 2009	Three Months Ended	Six Months Ended

Mobile Devices	$33	$161
Home	6	16
Enterprise Mobility Solutions	7	37
Networks	6	17

	52	231
Corporate	6	31

	$58	$262

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to July 4, 2009:

	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at July 4, 2009

Exit costs	$80	$22	$(8)	$(38)	$56
Employee separation costs	170	264	(33)	(276)	125

	$250	$286	$(41)	$(314)	$181

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $22 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $8 million reflected: (i) $7 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $38 million used in 2009 reflected cash payments. The remaining accrual of $56 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 4, 2009, represented future cash payments primarily for lease termination obligations and was expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $264 million represented severance costs for approximately an additional 6,800 employees, of which 2,200 were direct employees and 4,600 were indirect employees.

        The adjustments of $33 million reflect $35 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments.

        During the six months ended July 4, 2009, approximately 7,200 employees, of which 2,900 were direct employees and 4,300 were indirect employees, were separated from the Company. The $276 million used in 2009 reflected cash payments to these separated employees. The remaining accrual of $125 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 4, 2009, was expected to be paid to approximately 1,600 separated employees.

14. Intangible Assets and Goodwill

Intangible Assets

        Amortized intangible assets were comprised of the following:

	July 3, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Completed technology	$1,188	$919	$1,186	$836
Patents	342	193	288	166
Customer-related	203	118	215	115
Licensed technology	130	122	130	122
Other intangibles	151	140	149	136

	$2,014	$1,492	$1,968	$1,375

        Amortization expense on intangible assets, which is included within Other and Eliminations, was $65 million and $70 million for the three months ended July 3, 2010 and July 4, 2009, respectively. Amortization expense on intangible assets was $130 million and $141 million for the six months ended July 3, 2010 and July 4, 2009, respectively. As of July 3, 2010, annual amortization expense is estimated to be $263 million in 2010, $238 million in 2011, $76 million in 2012, $41 million in 2013 and $20 million in 2014.

        Amortized intangible assets, excluding goodwill, by business segment:

	July 3, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Mobile Devices	$98	$45	$45	$45
Home	654	536	647	509
Enterprise Mobility Solutions	1,193	847	1,207	758
Networks	69	64	69	63

	$2,014	$1,492	$1,968	$1,375

Goodwill

        The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2010 to July 3, 2010:

	Mobile Devices	Home	Enterprise Mobility Solutions	Networks	Total Motorola

Balances as of January 1, 2010:
Aggregate goodwill acquired	$55	$1,358	$2,981	$121	$4,515
Accumulated impairment losses	(55)	(73)	(1,564)	—	(1,692)

Goodwill, net of impairment losses	—	1,285	1,417	121	2,823

Goodwill acquired	—	7	—	—	7
Adjustments	—	(1)	—	(1)	(2)

Balances as of July 3, 2010:
Aggregate goodwill acquired	55	1,364	2,981	120	4,520
Accumulated impairment losses	(55)	(73)	(1,564)	—	(1,692)

Goodwill, net of impairment losses	$—	$1,291	$1,417	$120	$2,828

15. Subsequent Events

        On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks for $1.2 billion in cash. The Company's iDEN infrastructure business, substantially all the patents related to the Company's wireless network infrastructure business, and certain other assets are excluded from the transaction. The total assets and total liabilities included in the transaction, which are preliminary estimates subject to change, are $1.8 billion and $1.5 billion, respectively, based on balances as of July 3, 2010. The transaction is expected to close by December 31, 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This commentary should be read in conjunction with Motorola, Inc.'s (the "Company's") condensed consolidated financial statements for the three and six months ended July 3, 2010 and July 4, 2009, as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

What businesses are we in?

        The Company reports financial results for the following operating business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property. In the second quarter of 2010, the segment's net sales were $1.7 billion, representing 32% of the Company's consolidated net sales.

  •
  The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol ("IP") video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television ("IPTV") distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television ("TV") and telecommunication service providers. In the second quarter of 2010, the segment's net sales were $886 million, representing 16% of the Company's consolidated net sales.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market"). In the second quarter of 2010, the segment's net sales were $1.9 billion, representing 34% of the Company's consolidated net sales.

  •
  The Networks segment designs, manufactures, sells, installs and services wireless network systems, including cellular infrastructure systems and wireless and cellular broadband systems, to wireless service providers. In the second quarter of 2010, the segment's net sales were $967 million, representing 18% of the Company's consolidated net sales.

Second Quarter Summary

  •
  Net Sales were $5.4 Billion:  Our net sales were $5.4 billion in the second quarter of 2010, down 2% compared to net sales of $5.5 billion in the second quarter of 2009. Compared to the year-ago quarter, net sales decreased 13% in the Home segment, decreased 6% in the Mobile Devices segment and decreased 2% in the Networks segment, partially offset by a 10% increase in net sales in the Enterprise Mobility Solutions segment.

  •
  Operating Earnings were $363 Million:  We had operating earnings of $363 million in the second quarter of 2010, compared to operating earnings of $10 million in the second quarter of 2009. Operating margin was 6.7% of net sales in the second quarter of 2010, compared to 0.2% of net sales in the second quarter of 2009.

  •
  Earnings from Continuing Operations were $162 Million, or $0.07 per Share:  We had earnings from continuing operations of $162 million, or $0.07 per diluted common share, in the second quarter of 2010, compared to a earnings from continuing operations of $26 million, or $0.01 per diluted common share, in the second quarter of 2009.

  •
  Operating Cash Flow was $242 Million:  We generated cash from operating activities of $242 million in the second quarter of 2010, compared to $150 million of cash generated from operating activities in the

32	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    second quarter of 2009. The cash generated from operating activities was primarily driven by: (i) income from continuing operations (adjusted for non-cash items) of $660 million, and (ii) a $254 million decrease in other current assets, partially offset by: (i) a $428 million increase in accounts receivable, and (ii) a $218 million change in other assets and liabilities.

        Highlights for each of our business segments were as follows:

  •
  In Mobile Devices:  Net sales were $1.7 billion in the second quarter of 2010, a decrease of 6% compared to net sales of $1.8 billion in the second quarter of 2009. On a geographic basis, net sales decreased in Latin America and Asia, and increased in North America and the Europe, Middle East and Africa region ("EMEA") compared to the year-ago quarter. The decrease in net sales was primarily driven by a 44% decrease in unit shipments, partially offset by a 65% increase in average selling price ("ASP"). We shipped 8.3 million handsets in the second quarter of 2010, a 3% decrease sequentially compared to shipments of 8.5 million handsets in the first quarter of 2010. We shipped 2.7 million Android-based smartphones in the second quarter of 2010, a 21% increase sequentially compared to shipments of 2.3 million in the first quarter of 2010.

  •
  In Home:  Net sales were $886 million in the second quarter of 2010, a decrease of 13% compared to net sales of $1.0 billion in the second quarter of 2009. The decrease in net sales in the Home segment reflects a 21% decrease in net sales of set-top boxes, primarily due to: (i) a 10% decrease in shipments of set-top boxes to 3.4 million units and (ii) a lower ASP due to a product mix shift within our set-top box product line and competitive pricing pressures. This decrease was partially offset by higher net sales of video and access networks infrastructure equipment. On a geographic basis, net sales decreased in North America, EMEA and Asia, and increased in Latin America.

  •
  In Enterprise Mobility Solutions:  Net sales were $1.9 billion in the second quarter of 2010, an increase of 10% compared to net sales of $1.7 billion in the second quarter of 2009. The increase in net sales reflects a 20% increase in net sales to the commercial enterprise market and a 6% increase in net sales to the government and public safety market. On a geographic basis, net sales increased in all regions.

  •
  In Networks:  Net sales were $967 million in the second quarter of 2010, a decrease of 2% compared to net sales of $988 million in the second quarter of 2009. The 2% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM infrastructure equipment and WiMAX products, partially offset by higher net sales of CDMA, iDEN and UMTS infrastructure equipment. On a geographic basis, net sales decreased substantially in EMEA, decreased in Asia, and increased in North America and Latin America.

Recent Developments

        On July 1, 2010, an initial registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission in connection with the Company's planned separation into two independent, publicly traded companies. The Mobile Devices and Home businesses are planned to be separated from Motorola, Inc. and operate as Motorola Mobility. The Company intends to effect the separation through a tax-free stock dividend of shares of Motorola Mobility to Motorola, Inc. shareholders (the "Distribution"). The Distribution is planned for the first quarter of 2011. Completion of the Distribution is subject to a number of conditions, including, among others, confirmation of the tax-free nature of the transaction, as well as effectiveness of the Form 10 registration statement.

        On July 19, 2010, the Company announced that Nokia Siemens Networks would acquire the majority of our Networks infrastructure assets for $1.2 billion in cash. This includes our GSM, CDMA, WiMAX, and LTE businesses. We will retain our iDEN business, substantially all the patents related to the Networks business, and various other assets, including: (i) $150 million of accounts receivable, (ii) cash and (iii) certain customer financing notes. We expect the transaction to close by the end of 2010, subject to customary closing conditions, including regulatory approvals.

        After the completion of the Networks asset sale to Nokia Siemens Networks and the separation, Motorola, Inc. will change its name to Motorola Solutions and be comprised of the Company's Enterprise Mobility Solutions business, which will include the iDEN business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

Looking Forward

        In our Mobile Devices, while we expect the overall global mobile device market to remain intensely competitive, we expect annual growth in total industry mobile device demand over the next several years, particularly in smartphones. Our strategy is focused on developing and marketing a comprehensive smartphone portfolio and strengthening our position in priority markets. We plan to launch a significant number of new smartphone devices in 2010 and 2011 with particular focus on: (i) differentiating our products using MOTOBLUR™, our proprietary applications and services suite, (ii) enhancing the ecosystem using our Motorola developer network ("MotoDEV") application development program, and (iii) providing a smartphone portfolio across multiple price points for a broad array of carrier, distributor and retail customers. Our initial market priorities are primarily North America, China, and Latin America, followed by Western Europe and other strategic markets. Our mid- to high-tier feature phone portfolio will be more limited than in the past as we shift resources to the smartphone segment of the market. Feature phone unit volumes, including integrated digital enhanced network ("iDEN") devices, are expected to be lower in 2010 than in 2009. For lower-priced, voice-centric mobile devices, we will partner with third-party original device manufacturers, primarily in Asia, to deliver a portfolio to meet certain customer requirements and extend our brand. With growth in the mobile device market, particularly in smartphones, and by accelerating our speed to market, providing rich consumer experiences and building our brand, we expect to continue to improve our financial performance.

        In our Home business, we expect demand for set-top boxes to contract in 2010 compared to 2009 due to market conditions, particularly in the U.S. Longer term, growth drivers for the Home business remain intact, as digital households are expected to experience annual growth over the next several years, driven by demand for high definition TV, whole-home network solutions, 3D-TV and advanced interactive services. Analog to digital transitions are still underway, particularly outside North America, and consumer demand is expected to drive infrastructure needs for more bandwidth, optimized networks and storage, and services. We will leverage our position in set-top boxes and video delivery systems and prioritize our research and development efforts to ensure that we are well positioned for growth when demand levels recover.

        We believe the combination of the Mobile Devices and Home businesses will allow us to address opportunities resulting from the convergence of mobility, media, computing and the Internet. This includes demand for innovative smartphone devices; uniform, multi-screen experiences; and interactive personalized user driven services in the home and on mobile devices. The Mobile Devices and Home businesses have core strengths in intellectual property, end-to-end solutions, design, operator relationships and a global brand which uniquely positions the combined entity to capitalize on these opportunities.

        In our Enterprise Mobility Solutions business, we have market leading positions in both mission critical and business critical communications solutions for customers around the world. While many government customers are facing challenging economic environments, demand levels have remained resilient. We believe that these customers will continue to place a high priority on mission critical communications and homeland security products and solutions. Conditions in our commercial enterprise market have improved as the economic recovery gains traction. Demand in this market is expected to grow in 2010 as many of our customers upgrade their technology to improve supply chain efficiencies, increase productivity of associates and improve end-customer buying experiences. We believe that our prioritized investments in next generation products and solutions, our comprehensive portfolio and market leadership make our Enterprise Mobility Solutions business well positioned for profitable growth.

        In our Networks business, we expect the overall 2G and 3G wireless infrastructure market to decline in 2010 compared to 2009. However, growth in smartphones and data traffic is driving continued demand for wireless network expansion and optimization. We will continue to optimize our 2G and 3G businesses while focusing research and development investment on next-generation 4G technologies.

        Due to increased demand for products, many electronic manufactures are experiencing shortages for certain components. We continue to work closely with our customers and suppliers to secure adequate supply. In the second half of this year, if demand for our products increases from our current expectations, we may experience shortages.

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

34	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 3, 2010	% of Sales	July 4, 2009	% of Sales	July 3, 2010	% of Sales	July 4, 2009	% of Sales

Net sales	$5,414		$5,497		$10,458		$10,868
Costs of sales	3,412	63.0%	3,787	68.9%	6,670	63.8%	7,662	70.5%

Gross margin	2,002	37.0%	1,710	31.1%	3,788	36.2%	3,206	29.5%

Selling, general and administrative expenses	896	16.5%	822	15.0%	1,772	16.9%	1,691	15.6%
Research and development expenditures	762	14.1%	775	14.1%	1,519	14.5%	1,622	14.9%
Other charges (income)	(19)	(0.4)%	103	1.9%	58	0.6%	332	3.1%

Operating earnings (loss)	363	6.7%	10	0.2%	439	4.2%	(439)	(4.0)%

Other income (expense):
Interest expense, net	(38)	(0.7)%	(30)	(0.5)%	(71)	(0.7)%	(65)	(0.6)%
Gains on sales of investments and businesses, net	53	1.0%	30	0.5%	61	0.6%	10	0.1%
Other	(33)	(0.6)%	23	0.4%	(21)	(0.2)%	93	0.9%

Total other income (expense)	(18)	(0.3)%	23	0.4%	(31)	(0.3)%	38	0.3%

Earnings (loss) from continuing operations before income taxes	345	6.4%	33	0.6%	408	3.9%	(401)	(3.7)%
Income tax expense (benefit)	179	3.3%	(2)	(0.0)%	174	(1.7)%	(148)	(1.4)%

	166	3.1%	35	0.6%	234	2.2%	(253)	(2.3)%
Less: Earnings attributable to non-controlling interests	4	0.1%	9	0.1%	3	0.0%	12	0.1%

Earnings (loss) from continuing operations*	162	3.0%	26	0.5%	231	2.2%	(265)	(2.4)%
Earnings from discontinued operations, net of tax	—	—%	—	—%	—	—%	60	0.5%

Net earnings (loss)	$162	3.0%	$26	0.5%	$231	2.2%	$(205)	(1.9)%

Earnings (loss) per diluted common share:
Continuing operations	$0.07		$0.01		$0.10		$(0.12)
Discontinued operations	—		—		—		0.03

	$0.07		$0.01		$0.10		$(0.09)

*
Amounts attributable to Motorola, Inc. common shareholders.

Results of Operations—Three months ended July 3, 2010 compared to three months ended July 4, 2009

Net Sales

        Net sales were $5.4 billion in the second quarter of 2010, down 2% compared to net sales of $5.5 billion in the second quarter of 2009. The decrease in net sales reflects: (i) a $127 million, or 13%, decrease in net sales in the Home segment, (ii) a $105 million, or 6%, decrease in net sales in the Mobile Devices segment, and (iii) a $21 million, or 2%, decrease in net sales in the Networks segment, partially offset by a $165 million, or 10%, increase in net sales in the Enterprise Mobility Solutions segment. The 13% decrease in net sales in the Home segment reflects a 21% decrease in net sales of set-top boxes, primarily due to: (i) a 10% decrease in shipments of set-top boxes to 3.4 million units, and (ii) a lower average selling price ("ASP") due to a product mix shift within our set-top box product lines and competitive pricing pressures. The 6% decrease in net sales in the Mobile Devices segment was primarily driven by a 44% decrease in unit shipments, partially offset by a 65% increase in ASP. The 2% decrease in net sales in the Networks segment was primarily driven by lower net sales of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

GSM infrastructure equipment and WiMAX products, partially offset by higher net sales of CDMA, iDEN and UMTS infrastructure equipment. The 10% increase in net sales in the Enterprise Mobility Solutions segment reflects a 20% increase in net sales to the commercial enterprise market and a 6% increase in net sales to the government and public safety market.

Gross Margin

        Gross margin was $2.0 billion, or 37.0% of net sales, in the second quarter of 2010, compared to $1.7 billion, or 31.1% of net sales, in the second quarter of 2009. The increase in gross margin reflects: (i) a significant increase in the Mobile Devices segment, and (ii) increases in the Enterprise Mobility Solutions and Networks segments, partially offset by a slight decrease in the Home segment. The increase in gross margin in the Mobile Devices segment was primarily driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, and (ii) lower excess inventory and other related charges in 2010 than in 2009, partially offset by the 6% decrease in net sales. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 10% increase in net sales and a favorable product mix. The increase in gross margin in the Networks segment was primarily due to favorable product mix, partially offset by the 2% decrease in net sales. The decrease in gross margin in the Home segment was due to the 13% decrease in net sales partially offset by a favorable product margin mix across product lines.

        The increase in gross margin as a percentage of net sales in the second quarter of 2010 compared to the second quarter of 2009 reflects an increase in gross margin percentage in all segments. The Company's overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased 9.0% to $896 million, or 16.5% of net sales, in the second quarter of 2010, compared to $822 million, or 15.0% of net sales, in the second quarter of 2009. The increase in SG&A expenses reflects higher SG&A expenses in the Enterprise Mobility Solutions, Mobile Devices and Networks segments, partially offset by slightly lower SG&A expenses in the Home segment. The increase in the Enterprise Mobility Solutions segment was primarily due to increased selling and marketing expenses related to the increase in net sales. The increase in the Mobile Devices segment was primarily driven by an increase in marketing expenses. The increase in the Networks segment was primarily due to increased expenditures on information technology upgrades. SG&A expenses as a percentage of net sales increased in all segments.

Research and Development Expenditures

        Research and development ("R&D") expenditures decreased 2% to $762 million, or 14.1% of net sales, in the second quarter of 2010, compared to $775 million, or 14.1% of net sales, in the second quarter of 2009. The decrease in R&D expenditures reflects lower R&D expenditures in the Home and Networks segments, partially offset by increased R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in R&D expenditures in the Home and Networks segments are primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies.

        R&D expenditures as a percentage of net sales decreased in the Networks and Enterprise Mobility Solutions segments and increased in the Mobile Devices and Home segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

        The Company recorded net income of $19 million in Other charges (income) in the second quarter of 2010, compared to net charges of $103 million in the second quarter of 2009. The net other income in the second quarter of 2010 included a $228 million gain related to a legal settlement, partially offset by: (i) $105 million of separation-related transaction costs, (ii) $65 million of charges relating to the amortization of intangibles, (iii) $21 million of charges relating to a royalty settlement, and (iv) $18 million of net reorganization of business charges included in Other charges (income). The charges in the second quarter of 2009 include: (i) $70 million of charges relating to the amortization of intangibles, (ii) $49 million of net reorganization of business charges included in Other charges (income), and (iii) $39 million of charges related to a facility impairment, partially

36	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

offset by income of $55 million related to a legal settlement. The net reorganization of business charges are discussed in further detail in the "Reorganization of Businesses" section.

Net Interest Expense

        Net interest expense was $38 million in the second quarter of 2010, compared to net interest expense of $30 million in the second quarter of 2009. Net interest expense in the second quarter of 2010 included interest expense of $59 million, partially offset by interest income of $21 million. Net interest expense in the second quarter of 2009 includes interest expense of $49 million, partially offset by interest income of $19 million. The increase in net interest expense in 2010 is primarily attributable to the absence of a reversal of approximately $8 million of interest expense accruals that were no longer needed as a result of the settlement of certain tax audits in the second quarter 2009.

Gains (Losses) on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $53 million in the second quarter of 2010, compared to gains on sales of investments and businesses of $30 million in the second quarter of 2009. In the second quarter of 2010, the net gain was primarily comprised of: (i) a $31 million gain on the sale of a single investment, and (ii) a $20 million gain on the sale of our Israel-based wireless network operator formerly included as part of the Enterprise Mobility Solutions segment. In the second quarter of 2009 the net gain was primarily comprised of: (i) a gain attributable to the disposition of a single business, and (ii) gains related to sales of certain of the Company's equity investments.

Other

        Net Other expense was $33 million in the second quarter of 2010, compared to net Other income of $23 million in the second quarter of 2009. The net Other expense in the second quarter of 2010 was primarily comprised of: (i) a $12 million loss from the extinguishment of debt, (ii) $10 million of investment impairments, (iii) an $8 million foreign currency loss, and (iv) a $4 million loss from Sigma Fund investments. The net Other income in the second quarter of 2009 was primarily comprised of a $68 million mark-to-market increase in the value of Sigma Fund investments, partially offset by: (i) a $34 million foreign currency loss, and (ii) $26 million of investment impairment charges.

Effective Tax Rate

        The Company recorded $179 million of net tax expense in the second quarter of 2010, resulting in an effective tax rate of 52%, compared to $2 million of net tax benefits in the second quarter of 2009, resulting in an effective tax rate of (6)%. The Company's effective tax rate in the second quarter of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to (i) an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings, and (ii) certain separation-related transaction costs incurred for which the Company recorded no tax benefit offset by a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

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

Earnings (Loss) from Continuing Operations

        The Company had net earnings from continuing operations before income taxes of $345 million in the second quarter of 2010, compared with net earnings from continuing operations before income taxes of $33 million in the second quarter of 2009. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $162 million, or $0.07 per diluted share, in the second quarter of 2010, compared to net earnings from continuing operations of $26 million, or $0.01 per diluted share, in the second quarter of 2009.

        The improvement in the earnings from continuing operations before income taxes in the second quarter of 2010 compared to the second quarter of 2009 was primarily attributable to: (i) a $292 million increase in gross margin, (ii) a $122 million improvement in Other charges (income), (iii) a $23 million increase in gains on the sale of investments and businesses, and (iv) a $13 million decrease in R&D expenditures. These factors were

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

partially offset by: (i) a $74 million increase in SG&A expenses, (ii) a $56 million decrease in net Other income, and (iii) an $8 million increase in net interest expense.

Results of Operations—Six months ended July 3, 2010 compared to six months ended July 4, 2009

Net Sales

        Net sales were $10.5 billion in the first half of 2010, down 4% compared to net sales of $10.9 billion in the first half of 2009. The decrease in net sales reflects: (i) a $314 million, or 15%, decrease in net sales in the Home segment, (ii) a $265 million, or 7%, decrease in net sales in the Mobile Devices segment, and (iii) a $91 million, or 5%, decrease in net sales in the Networks segment, partially offset by a $260 million, or 8%, increase in net sales in the Enterprise Mobility Solutions segment. The 15% decrease in net sales in the Home segment reflects a 28% decrease in net sales of set-top boxes, primarily due to: (i) a 20% decrease in shipments of set-top boxes to 6.4 million units, and (ii) a lower average selling price ("ASP") due to a product mix shift within our set-top box product lines and competitive pricing pressures. The 7% decrease in net sales in the Mobile Devices segment was primarily driven by a 43% decrease in unit shipments, partially offset by a 61% increase in ASP. The 5% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM infrastructure equipment, partially offset by: (i) higher net sales of CDMA, UMTS and iDEN infrastructure equipment, and (ii) higher net sales of WiMAX products. The 8% increase in net sales in the Enterprise Mobility Solutions segment reflects a 18% increase in net sales to the commercial enterprise market and a 5% increase in net sales to the government and public safety market.

Gross Margin

        Gross margin was $3.8 billion, or 36.2% of net sales, in the first half of 2010, compared to $3.2 billion, or 29.5% of net sales, in the first half of 2009. The increase in gross margin reflects: (i) a significant increase in the Mobile Devices segment, and (ii) increases in the Enterprise Mobility Solutions and Networks segments, partially offset by a slight decrease in the Home segment. The increase in gross margin in the Mobile Devices segment was primarily driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, and (ii) lower excess inventory and other related charges in 2010 than in 2009, partially offset by the 7% decrease in net sales. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 8% increase in net sales and a favorable product mix. The increase in gross margin in the Networks segment was primarily due to favorable product mix, partially offset by the 5% decrease in net sales. The decrease in gross margin in the Home segment was due to the 15% decrease in net sales partially offset by a favorable product margin mix across products lines.

        The increase in gross margin as a percentage of net sales in the first half of 2010 compared to the first half of 2009 reflects an increase in gross margin percentage in all segments. The Company's overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased 5% to $1.8 billion, or 16.9% of net sales, in the first half of 2010, compared to $1.7 billion, or 15.6% of net sales, in the first half of 2009. The increase in SG&A expenses reflects higher SG&A expenses in all segments. The increase in the Enterprise Mobility Solutions segment was primarily due to increased selling and marketing expenses related to the increase in net sales. The increase in the Mobile Devices segment was primarily driven by an increase in marketing expenses. The increases in the Networks and Home segments were primarily due to increased expenditures on information technology upgrades. SG&A expenses as a percentage of net sales increased in all segments.

Research and Development Expenditures

        Research and development ("R&D") expenditures decreased 6% to $1.5 billion, or 14.5% of net sales, in the first half of 2010, compared to $1.6 billion, or 14.9% of net sales, in the first half of 2009. The decrease in R&D expenditures reflects lower R&D expenditures in the Mobile Devices, Home and Networks segments, partially offset by increased R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in R&D expenditures in the Mobile Devices, Home and Networks segments are primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies.

38	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        R&D expenditures as a percentage of net sales decreased in the Enterprise Mobility Solutions, Networks and Mobile Devices segments and increased in the Home segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

        The Company recorded net charges of $58 million in Other charges in the first half of 2010, compared to net charges of $332 million in the first half of 2009. The charges in the first half of 2010 included: (i) $130 million of charges relating to the amortization of intangibles, (ii) $130 million of separation-related transaction costs, (iii) $34 million of net reorganization of business charges included in Other charges, and (iv) $21 million of charges relating to a royalty settlement, partially offset by a $257 million gain related to legal settlements. The charges in the first half of 2009 include: (i) $207 million of net reorganization of business charges included in Other charges, (ii) $141 million of charges relating to the amortization of intangibles, and (iii) a $39 million charge related to a facility impairment, partially offset by income of $55 million related to a legal settlement.

Net Interest Expense

        Net interest expense was $71 million in the first half of 2010, compared to net interest expense of $65 million in the first half of 2009. Net interest expense in the first half of 2010 included interest expense of $120 million, partially offset by interest income of $49 million. Net interest expense in the first half of 2009 includes interest expense of $111 million, partially offset by interest income of $46 million. The increase in net interest expense in 2010 is primarily attributable to increased costs related to the credit facility amended in the second quarter of 2009 and to the absence of a reversal of approximately $8 million of interest expense accruals that were no longer needed as a result of the settlement of certain tax audits in the second quarter 2009.

Gains (Losses) on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $61 million in the first half of 2010, compared to a gain on sales of investments and businesses of $10 million in the first half of 2009. In the first half of 2010, the net gain was primarily comprised of: (i) a $31 million gain on the sale of a single investment, and (ii) a $20 million gain on the sale of our Israel-based wireless network operator formerly included as part of the Enterprise Mobility Solutions segment. In the first half of 2009, the net gain primarily relates to sales of certain of the Company's equity investments, partially offset by a net loss on the sale of specific businesses.

Other

        Net Other expense was $21 million in the first half of 2010, compared to net Other income of $93 million in the first half of 2009. The net Other expense in the first half of 2010 was primarily comprised of: (i) $19 million of investment impairments, (ii) a $12 million loss from the extinguishment of debt, and (iii) a $5 million foreign currency loss, partially offset by a $12 million gain from Sigma Fund investments. The net income in the first half of 2009 was primarily comprised of: (i) a $75 million mark-to-market increase in the value of Sigma Fund investments, and (ii) a $67 million gain related to the extinguishment of a portion of the Company's outstanding long-term debt, partially offset by: (i) $33 million of other-than-temporary investment impairment charges, and (ii) a $28 million foreign currency loss.

Effective Tax Rate

        The Company recorded $174 million of net tax expense in the first half of 2010, resulting in an effective tax rate of 43%, compared to $148 million of net tax benefits in the first half of 2009, resulting in an effective tax rate of 37%. The Company's effective tax rate in the first half of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to (i) an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings (ii) a non-cash tax charge related to the Medicare Part D subsidy tax law change and (iii) certain separation-related transaction costs incurred for which the Company recorded no tax benefit partially offset by reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

        The Company's effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

Earnings (Loss) from Continuing Operations

        The Company had net earnings from continuing operations before income taxes of $408 million in the first half of 2010, compared with a net loss from continuing operations before income taxes of $401 million in the first half of 2009. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $231 million, or $0.10 per diluted share, in the first half of 2010, compared to a net loss from continuing operations of $265 million, or $0.12 per diluted share, in the first half of 2009.

        The improvement in the earnings (loss) from continuing operations before income taxes in the first half of 2010 compared to the first half of 2009 was primarily attributable to: (i) a $582 million increase in gross margin, (ii) a $274 million decrease in Other charges, (iii) a $103 million decrease in R&D expenditures, and (iv) a $51 million increase in gains on the sale of investments and businesses. These factors were partially offset by: (i) a $114 million decrease in net Other income, (ii) an $81 million increase in SG&A expenses, and (iii) a $6 million increase in net interest expense.

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

        The Company expects to realize cost-saving benefits of approximately $51 million during the remaining six months of 2010 from the plans that were initiated during the first half of 2010, representing: (i) $25 million of savings in R&D expenditures, (ii) $17 million of savings in SG&A expenses, and (iii) $9 million of savings in Costs of sales. Beyond 2010, the Company expects the reorganization plans initiated during the first half of 2010 to provide annualized cost savings of approximately $92 million, representing: (i) $48 million of savings in R&D expenditures, (ii) $29 million of savings in SG&A expenses, and (iii) $15 million of savings in Cost of sales.

2010 Charges

        During the first half of 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All four of the Company's business segments are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

        During the second quarter of 2010, the Company recorded net reorganization of business charges of $25 million, including $7 million of charges in Costs of sales and $18 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $25 million are charges of $32 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

        During the first half of 2010, the Company recorded net reorganization of business charges of $46 million, including $12 million of charges in Costs of sales and $34 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $46 million are charges of $64 million for employee separation costs, partially offset by $18 million of reversals for accruals no longer needed.

40	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table displays the net charges incurred by business segment:

July 3, 2010	Three Months Ended	Six Months Ended

Mobile Devices	$2	$17
Home	5	10
Enterprise Mobility Solutions	14	16
Networks	—	1

	21	44
Corporate	4	2

	$25	$46

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to July 3, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at July 3, 2010

Exit costs	$58	$—	$(6)	$(23)	$29
Employee separation costs	80	64	(14)	(75)	55

	$138	$64	$(20)	$(98)	$84

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2010, the Company had an accrual of $58 million for exit costs attributable to lease terminations. The additional 2010 charges were not material. The adjustments of $6 million primarily reflect reversals of accruals no longer needed. The $23 million used in 2010 reflects cash payments. The remaining accrual of $29 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 3, 2010, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2010, the Company had an accrual of $80 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who began receiving payments in 2010. The 2010 additional charges of $64 million represent severance costs for approximately an additional 1,400 employees, of which 400 are direct employees and 1,000 are indirect employees.

        The adjustments of $14 million reflect: (i) $12 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

        During the first half of 2010, approximately 1,300 employees, of which 300 were direct employees and 1,000 were indirect employees, were separated from the Company. The $75 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $55 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 3, 2010, is expected to be paid, generally, within one year to: (i) severed employees who have begun to receive payments, and (ii) approximately 1,000 employees to be separated in 2010.

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

        During the second quarter of 2009, the Company recorded net reorganization of business charges of $58 million, including $9 million of charges in Costs of sales and $49 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $58 million are

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

charges of $60 million for employee separation costs, $18 million for exit costs and $1 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

        During the first half of 2009, the Company recorded net reorganization of business charges of $262 million, including $55 million of charges in Costs of sales and $207 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $262 million are charges of $264 million for employee separation costs, $22 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $42 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

July 4, 2009	Three Months Ended	Six Months Ended

Mobile Devices	$33	$161
Home	6	16
Enterprise Mobility Solutions	7	37
Networks	6	17

	52	231
Corporate	6	31

	$58	$262

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to July 4, 2009:

	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at July 4, 2009

Exit costs	$80	$22	$(8)	$(38)	$56
Employee separation costs	170	264	(33)	(276)	125

	$250	$286	$(41)	$(314)	$181

Adjustments include translation adjustments.

Exit Costs

        At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $22 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $8 million reflected: (i) $7 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $38 million used in 2009 reflected cash payments. The remaining accrual of $56 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 4, 2009, represented future cash payments primarily for lease termination obligations.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $264 million represented severance costs for approximately an additional 6,800 employees, of which 2,200 were direct employees and 4,600 were indirect employees.

        The adjustments of $33 million reflect $35 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments.

        During the first half of 2009, approximately 7,200 employees, of which 2,900 were direct employees and 4,300 were indirect employees, were separated from the Company. The $276 million used in 2009 reflected cash payments to these separated employees. The remaining accrual of $125 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at July 4, 2009, was expected to be paid to approximately 1,600 separated employees.

42	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

        The Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion at July 3, 2010, compared to $2.9 billion at December 31, 2009. At July 3, 2010, $516 million of this amount was held in the U.S. and $2.4 billion was held by the Company or its subsidiaries in other countries. At July 3, 2010, restricted cash was $216 million (including $152 million held outside the U.S.), compared to $206 million (including $143 million held outside the U.S.) at December 31, 2009.

        The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the six months of 2010, the Company repatriated $948 million in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $2.0 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company's condensed consolidated statements of operations, given the U.S. Federal tax provisions previously accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

        In the first half of 2010, the cash provided by operating activities was $727 million, compared to $864 million of cash used for operating activities in the first half of 2009. The primary contributors to the cash provided in the first half of 2010 were: (i) income from continuing operations (adjusted for net non-cash charges) of $918 million, and (iii) a $368 million decrease in other current assets, partially offset by: (i) a $356 million decrease in accounts payable and accrued liabilities, and (ii) a $186 million increase in other assets and liabilities.

        Accounts Receivable:     The Company's net accounts receivable were $3.5 billion at both July 3, 2010 and December 31, 2009. Compared to December 31, 2009, net accounts receivable at July 3, 2010 were lower for the Mobile Devices and Networks segments and higher for the Enterprise Mobility Solutions and Home segments. The Company's businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. See related discussion below under "Sales of Receivables".

        Inventory:     The Company's net inventory was $1.3 billion at both July 3, 2010, and December 31, 2009. The slight decrease in the Company's net inventory was driven by: (i) a substantial decrease in net inventory in the Mobile Devices segment, partially offset by increased net inventory in the Networks, Enterprise Mobility Solutions and Home segments. The substantial decrease in net inventory in the Mobile Devices segment was due to supply-chain efficiencies. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

        Accounts Payable:     The Company's accounts payable were $2.3 billion at July 3, 2010, compared to $2.4 billion at December 31, 2009. Accounts payable decreased in the Networks, Mobile Devices and Home segments, and increased accounts payable in the Enterprise Mobility Solutions segment. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

        Reorganization of Businesses:     The Company has implemented reorganization of businesses plans. Cash payments for employee severance and exit costs in connection with a number of these plans were $98 million in the first half of 2010, as compared to $314 million in the first half of 2009. Of the $84 million of reorganization of businesses accruals at July 3, 2010, $55 million relate to employee separation costs and are expected to be paid in 2010. The remaining $29 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

        Benefit Plan Contributions:     During the first half of 2010, the Company contributed $25 million to its non-U.S. plans and contributed $50 million to its U.S. Regular Pension Plan. Additional contributions of $50 million were made to the Company's U.S. Regular Pension Plan subsequent to the six month period ended July 3, 2010. The Company expects to make additional contributions of approximately $50 million to its U.S. Regular Pension Plan during the remainder of 2010. The Company expects to make additional cash contributions of approximately $20 million to its non-U.S. plans and no cash contributions to its retiree health care plan during the remainder of 2010.

Investing Activities

        Net cash used for investing activities was $172 million in the first half of 2010, compared to net cash provided of $924 million in the first half of 2009. This $1.1 billion decrease was primarily due to: (i) a $918 million decrease in cash received from net sales of Sigma Fund investments, and (ii) a $203 million decrease in proceeds from sales of short-term investments, partially offset by a $22 million increase in proceeds from sales of property, plant and equipment.

        Sigma Fund:     The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the "Sigma Fund") that is designed to provide investment returns similar to a money market fund. The Company had net purchases of $248 million of Sigma Fund investments in the first half of 2010, compared to $670 million in net proceeds received from sales of the Sigma Fund investments in the first half of 2009. The aggregate fair value of Sigma Fund investments was $5.4 billion at July 3, 2010 (including $2.1 billion held by the Company or its subsidiaries outside the U.S.), compared to $5.2 billion at December 31, 2009 (including $2.3 billion held by the Company or its subsidiaries outside the U.S.).

        The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund's investment policies, except for debt obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund's investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and defaulted securities) was 16 days at July 3, 2010, compared to 15 days at December 31, 2009.

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

        At July 3, 2010, $5.3 billion of the Sigma Fund investments were classified as current in the Company's condensed consolidated balance sheets, compared to $5.1 billion at December 31, 2009. The weighted average

44	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maturity of the Sigma Fund investments classified as current was 1 month (excluding defaulted securities) at July 3, 2010, compared to 1 month (excluding cash of $202 million and defaulted securities) at December 31, 2009. At July 3, 2010, approximately 97% of the Sigma Fund investments were invested in U.S. government, agency and government-sponsored enterprise obligations. This reflects a strategic decision by the Company to prioritize capital preservation rather than returns.

        During the first half of 2010, the Company recorded a gain from the Sigma Fund investments of $12 million in Other income (expense) in the condensed consolidated statement of operations, compared to a gain from the Sigma Fund investments of $75 million during the first half of 2009.

        Securities with a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company's condensed consolidated balance sheets. At July 3, 2010, $105 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 106 months. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current.

        The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold the $105 million of securities classified as non-current to maturity.

        Strategic Acquisitions and Investments:     The Company used net cash for acquisitions and new investment activities of $26 million in the first half of 2010, compared to net cash used of $21 million in the first half of 2009. The cash used in the first half of 2010 and 2009 were for small strategic investments across the Company.

        Capital Expenditures:     Capital expenditures were $146 million in the first half of 2010, compared to $137 million in the first half of 2009. The Company's emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

        Sales of Investments and Businesses:     The Company received $243 million in net proceeds from the sales of investments and businesses in the first half of 2010, compared to proceeds of $226 million in the first half of 2009. The $243 million in proceeds in the first half of 2010 were primarily comprised of: (i) the sale of our Israel-based wireless network operator business formerly included as part of the Enterprise Mobility Solutions segment, and the sale of a single investment. The $226 million in proceeds in the first half of 2009 was primarily related to the sale of the biometrics business, which was sold during the first quarter of 2009.

        Investments:     In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At July 3, 2010, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $46 million, which represented a cost basis of $30 million and a net unrealized gain of $16 million. At December 31, 2009, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $147 million, comprised of a cost basis of $37 million and a net unrealized gain of $110 million.

Financing Activities

        Net cash used for financing activities was $425 million in the first half of 2010, compared to $235 million used in the first half of 2009. Cash used for financing activities in the first half of 2010 was primarily comprised of $481 million of cash used for the repurchase of long-term debt, partially offset by $68 million of net cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan.

        Net cash used for financing activities in the first half of 2009 was primarily: (i) $129 million of cash used for the repurchase of debt, (ii) $114 million of cash used to pay dividends, and (iii) $54 million of net cash used for the repayment of short-term borrowings, partially offset by $56 million of net cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan.

        Short-Term Debt:     At July 3, 2010, the Company's outstanding notes payable and current portion of long-term debt was $531 million, compared to $536 million at December 31, 2009. Net cash used for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45

repayment of short-term borrowings was $5 million in the first half of 2010, compared to repayment of $54 million of short-term borrowings in the first half of 2009.

        Long-term Debt:     July 3, 2010, the Company had outstanding long-term debt of $2.9 billion, compared to $3.4 billion at December 31, 2009.

        During the six months ended July 3, 2010, the Company repurchased $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025, (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028, (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

        During the first half of 2009, the Company repurchased $199 million of its outstanding long-term debt for a purchase price of $129 million, excluding approximately $4 million of accrued interest. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of 7.50% Debentures due 2025 (the "2025 Debentures"), (ii) $20 million of the $399 million then outstanding of 6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

        The Company believes that it will be able to maintain sufficient access to the capital markets, though there may be periods of time when access to the capital markets is limited for all issuers. The ratings currently assigned by the largest of the national ratings agencies to the Company's senior unsecured long-term debt is split between investment grade (two ratings agencies) and non-investment grade (one rating agency). As a "split rated credit", the Company's ability to issue long-term debt may be limited. The market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. As a result, it may be more difficult for the Company to quickly access the long-term debt market and any debt issued may be more costly, which may impact the Company's operating and financial flexibility.

        The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Payment of Dividends:     During the first half of 2010, the Company did not pay cash dividends to holders of its common stock. During the first half of 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly cash dividends on the Company's common stock.

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

46	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $329 million and $444 million at July 3, 2010 and December 31, 2009, respectively. Of these amounts, $20 million and $13 million were supported by letters of credit or by bank commitments to purchase long-term receivables at July 3, 2010 and December 31, 2009, respectively. The majority of the outstanding commitments at July 3, 2010 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        Guarantees of Third-Party Debt:     In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million at both July 3, 2010 and December 31, 2009 (including $27 million at both July 3, 2010 and December 31, 2009, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $4 million at July 3, 2010 and December 31, 2009, respectively (including $2 million at both July 3, 2010 and December 31, 2009, relating to the sale of short-term receivables).

        Outstanding Long-Term Receivables:     The Company had net long-term receivables of $201 million (net of allowances for losses of $3 million) at July 3, 2010, compared to net long-term receivables of $117 million (net of allowances for losses of $9 million) at December 31, 2009. These long-term receivables are generally interest bearing, with interest rates ranging from 4% to 11%.

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

        As of July 3, 2010 and December 31, 2009, the Company had a $200 million revolving facility for the sale of accounts receivable due from U.S. customers of our Enterprise Mobility Solutions segment, of which $16 million and $60 million, respectively, were utilized.

        Under the terms of the facility, which was amended in the fourth quarter of 2009, the Company is required to sell its entire portfolio of outstanding accounts receivable from its U.S. customers of the direct and indirect channel government and public safety business. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of eligible receivables less reserves or $200 million. The Company may also elect, at its option, to receive initial cash proceeds less than the cap. The remaining proceeds due to the Company for the receivables sold in excess of the initial cash proceeds are deferred until the receivables are collected.

        Total sales of accounts receivable and long-term receivables were $506 million and $367 million during the second quarter of 2010 and 2009, respectively, and $968 million and $626 million during the first half of 2010 and 2009, respectively. The increase in total sales of accounts receivable was as a result of the change in the terms of the amended facility discussed above. Cash proceeds related to accounts receivable sold were $407 million and $367 million during the second quarter of 2010 and 2009, respectively, and $649 million and $626 million during the first half of 2010 and 2009, respectively. Total cash proceeds from sales of accounts receivable relative to the gross amount of receivables sold was lower in the first half of 2010 as compared to the first half of 2009 due to: i) the Company's decision to reduce the amount of initial cash received for receivables sold and ii) the impact of the $200 million cap on the amount of cash the Company can receive for sold eligible receivables. As of July 3, 2010, the Company is due $319 million under the deferred payment provisions of the committed facility discussed above. As of July 3, 2010, the Company retained servicing obligations for $407 million of sold accounts receivables and $253 million of sold long-term receivables. As of December 31, 2009, the Company retained servicing obligation for $195 million of sold accounts receivables and $297 million of sold long-term receivables at December 31, 2009.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $27 million at both July 3, 2010 and December 31, 2009.

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

        Legal Matters:     The Company is a defendant in various lawsuits, claims and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Segment Information

        The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended July 3, 2010 and July 4, 2009 as detailed in Note 12, "Segment Information," of the Company's condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended				Six Months Ended
	July 3, 2010	July 4, 2009	% Change		July 3, 2010	July 4, 2009	% Change

Segment net sales	$1,724	$1,829	(6)%		$3,365	$3,630	(7)%
Operating earnings (loss)	87	(287)	*	%	(105)	(832)	(87)%

*
Percentage change is not meaningful.

        For the second quarter of 2010, the segment's net sales represented 32% of the Company's consolidated net sales, compared to 33% in the second quarter of 2009. For the first half of 2010, the segment's net sales represented 32% of the Company's consolidated net sales, compared to 33% in the first half of 2009.

Three months ended July 3, 2010 compared to three months ended July 4, 2009

        In the second quarter of 2010, the segment's net sales were $1.7 billion, a decrease of 6% compared to net sales of $1.8 billion in the second quarter of 2009. The 6% decrease in net sales was primarily driven by a 44% decrease in unit shipments, partially offset by a 65% increase in average selling price ("ASP"). The segment's net sales were negatively impacted by a decreased focus on the feature phone portfolio and limited product offerings in the very low-tier, partially offset by higher sales of smartphones. On a geographic basis, net sales decreased in Latin America and Asia, partially offset by increased net sales in North America and the Europe, Middle East and Africa region ("EMEA").

        The segment had operating earnings of $87 million in the second quarter of 2010, compared to an operating loss of $287 million in the second quarter of 2009. The increase in the operating earnings was primarily due to

48	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased sales volume of smartphone devices, and (ii) lower excess inventory and other related charges in 2010 than in 2009, partially offset by the 6% decrease in net sales. Also contributing to the increase in the operating earnings were: (i) a $228 million gain related to a legal settlement with another company, and (ii) lower reorganization of business charges, partially offset by higher selling, general and administrative ("SG&A") expenses. As a percentage of net sales in the second quarter of 2010 as compared to the second quarter of 2009, gross margin, SG&A expenses, and R&D expenditures all increased.

        The segment's industry typically experiences short life cycles for new products. Therefore, it is vital to the segment's success that new, compelling products are continually introduced. Accordingly, a strong commitment to R&D is required and, even amidst challenging global economic conditions, the segment expects to continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth.

        Unit shipments in the second quarter of 2010 were 8.3 million units, a 44% decrease compared to shipments of 14.8 million units in the second quarter of 2009 and a 3% decrease sequentially compared to shipments of 8.5 million units in the first quarter of 2010. Android-based smartphone shipments in the second quarter of 2010 were 2.7 million, a 21% increase sequentially compared to shipments of 2.3 million in the first quarter of 2010.

        In the second quarter of 2010, ASP increased approximately 65% compared to the second quarter of 2009 and increased approximately 7% compared to the first quarter of 2010. The increase in ASP in the second quarter of 2010 as compared to the first quarter of 2010 was driven by a more favorable product mix. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Six months ended July 3, 2010 compared to six months ended July 4, 2009

        In the first half of 2010, the segment's net sales were $3.4 billion, a decrease of 7% compared to net sales of $3.6 billion in the first half of 2009. The 7% decrease in net sales was primarily driven by a 43% decrease in unit shipments, partially offset by a 61% increase in average selling price ("ASP"). The segment's net sales were negatively impacted by a decreased focus on the feature phone portfolio and limited product offerings in the very low-tier, partially offset by higher sales of smartphones. On a geographic basis, net sales decreased in Latin America and Asia, partially offset by: (i) an increase in net sales in North America, and (ii) a slight increase in net sales in EMEA.

        The segment incurred an operating loss of $105 million in the first half of 2010, compared to an operating loss of $833 million in the first half of 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased sales volume of smartphone devices, and (ii) lower excess inventory and other related charges in 2010 than in 2009, partially offset by the 7% decrease in net sales. Also contributing to the decrease in the operating loss were: (i) a $228 million gain related to a legal settlement with another company, (ii) lower reorganization of business charges, and (iii) lower R&D expenditures, reflecting savings from cost-reduction initiatives, partially offset by higher SG&A expenses. As a percentage of net sales in the first half of 2010 as compared to the first half of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

        Unit shipments in the first half of 2010 were 16.9 million units, a 43% decrease compared to shipments of 29.5 million units in the first half of 2009. Android-based smartphone shipments in the first half of 2010 were 5.0 million. In the first half of 2010, ASP increased approximately 61% compared to the first half of 2009 driven by favorable product mix towards smartphones. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

	Three Months Ended			Six Months Ended
	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change

Segment net sales	$886	$1,013	(13)%	$1,724	$2,038	(15)%
Operating earnings	29	18	61%	49	21	133%

        For the second quarter of 2010, the segment's net sales represented 16% of the Company's consolidated net sales, compared to 18% in the second quarter of 2009. For the first half of 2010, the segment's net sales represented 16% of the Company's consolidated net sales, compared to 19% in the first half of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49

Three months ended July 3, 2010 compared to three months ended July 4, 2009

        In the second quarter of 2010, the segment's net sales were $886 million, a decrease of 13% compared to net sales of $1.0 billion in the second quarter of 2009. The 13% decrease in net sales in the Home segment is primarily attributable to a 21% decrease in net sales of set-top boxes, reflecting: (i) a 10% decrease in shipments of set-top boxes to 3.4 million units, and (ii) a lower ASP due to a product mix shift within our set-top box product lines and competitive pricing pressures. The decrease in net sales of set-top boxes was partially offset by higher net sales of video and access infrastructure equipment.

        Shipments of standard definition ("SD") set-top units and high definition ("HD") set-top units decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. In addition to the decrease in unit shipments of SD and HD set-tops, HD/digital video recording (together, "HD/DVR") unit shipments also decreased, but to a lesser extent.

        On a geographic basis, net sales decreased in North America, EMEA and Asia and increased in Latin America. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 71% of the segment's net sales in the second quarter of 2010, compared to approximately 77% in the second quarter of 2009.

        The segment had operating earnings of $29 million in the second quarter of 2010, compared to operating earnings of $18 million in the second quarter of 2009. The increase in operating earnings was primarily due to a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, partially offset by a slight decrease in gross margin, driven by the decrease in net sales. As a percentage of net sales in the second quarter of 2010 as compared to the second quarter of 2009, gross margin, SG&A expenses and R&D expenditures all increased.

Six months ended July 3, 2010 compared to six months ended July 4, 2009

        In the first half of 2010, the segment's net sales were $1.7 billion, a decrease of 15% compared to net sales of $2.0 billion in the first half of 2009. The 15% decrease in net sales in the Home segment is primarily attributable to a 28% decrease in net sales of set-top boxes, reflecting: (i) a 20% decrease in shipments of set-top boxes to 6.4 million units, and (ii) a lower ASP due to a product mix shift within our set-top box product lines and competitive pricing pressures. The decrease in net sales of set-top boxes was partially offset by higher net sales of video and access infrastructure equipment.

        Shipments of SD and HD set-top units decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD and HD set-tops was partially offset by an increase in HD/DVR unit shipments due to increased demand for DVR capabilities.

        On a geographic basis, net sales decreased in North America and Asia and increased in Latin America and EMEA. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 71% of the segment's net sales in the first half of 2010, compared to approximately 77% in the first half of 2009.

        The segment had operating earnings of $49 million in the first half of 2010, compared to operating earnings of $21 million in the first half of 2009. The increase in operating earnings was primarily due to (i) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, and (ii) lower reorganization of business charges, partially offset by a slight decrease in gross margin, driven by the decrease in net sales. As a percentage of net sales in the first half of 2010 as compared to the first half of 2009, gross margin, SG&A expenses and R&D expenditures increased.

Enterprise Mobility Solutions Segment

	Three Months Ended			Six Months Ended
	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change

Segment net sales	$1,850	$1,685	10%	$3,544	$3,284	8%
Operating earnings	181	141	28%	322	207	56%

        For the second quarter of 2010, the segment's net sales represented 34% of the Company's consolidated net sales, compared to 31% in the second quarter of 2009. For the first half of 2010, the segment's net sales represented 34% of the Company's consolidated net sales, compared to 30% in the first half of 2009.

50	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended July 3, 2010 compared to three months ended July 4, 2009

        In the second quarter of 2010, the segment's net sales were $1.9 billion, a 10% increase compared to net sales of $1.7 billion in the second quarter of 2009. The 10% increase in net sales in the Enterprise Mobility Solutions segment reflects a 20% increase in net sales to the commercial enterprise market and a 6% increase in net sales to the government and public safety market. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 60% of the segment's net sales in the second quarter of 2010, compared to approximately 58% in the second quarter of 2009.

        The segment had operating earnings of $181 million in the second quarter of 2010, compared to operating earnings of $141 million in the second quarter of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 10% increase in net sales and a favorable product mix, partially offset by: (i) increased SG&A expenses primarily due to increased selling and marketing expenses related to the increase in net sales, and (ii) an increase in R&D expenditures primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in the second quarter of 2010 as compared to the second quarter of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

Six months ended July 3, 2010 compared to six months ended July 4, 2009

        In the first half of 2010, the segment's net sales were $3.5 billion, a 8% increase compared to net sales of $3.3 billion in the first half of 2009. The 8% increase in net sales in the Enterprise Mobility Solutions segment reflects a 18% increase in net sales to the commercial enterprise market and a 5% increase in net sales to the government and public safety market. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 58% of the segment's net sales in both the first half of 2010 and 2009.

        The segment had operating earnings of $322 million in the first half of 2010, compared to operating earnings of $207 million in the first half of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 8% increase in net sales and a favorable product mix, and (ii) lower reorganization of business charges. These factors were partially offset by: (i) increased SG&A expenses primarily due to increased selling and marketing expenses related to the increase in net sales, and (ii) an increase in R&D expenditures primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in the first half of 2010 as compared to the first half of 2009, gross margin increased and SG&A and R&D expenditures decreased.

Networks Segment

	Three Months Ended			Six Months Ended
	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change

Segment net sales	$967	$988	(2)%	$1,863	$1,954	(5)%
Operating earnings	178	92	93%	290	154	88%

        For the second quarter of 2010, the segment's net sales represented 18% of the Company's consolidated net sales, compared to 18% in the second quarter of 2009. For the first half of 2010, the segment's net sales represented 18% of the Company's consolidated net sales, compared to 18% in the first half of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51

Three months ended July 3, 2010 compared to three months ended July 4, 2009

        In the second quarter of 2010, the segment's net sales were $967 million, a 2% decrease compared to net sales of $988 million in the second quarter of 2009. The 2% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM infrastructure equipment and WiMAX products, partially offset by higher net sales of CDMA, iDEN and UMTS infrastructure equipment.

        On a geographic basis, net sales decreased substantially in EMEA, and decreased in Asia, partially offset by increased sales in North America and Latin America. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment. The decreases in net sales in Asia was primarily driven by lower net sales of GSM and CDMA infrastructure equipment, partially offset by higher net sales of UMTS infrastructure equipment and WiMAX products. The increase in net sales in North America was primarily due to higher net sales of CDMA infrastructure equipment, partially offset by lower net sales of WiMAX products. The increase in net sales in Latin America was primarily due to higher net sales of iDEN infrastructure equipment and WiMAX products.

        The segment had operating earnings of $178 million in the second quarter of 2010, compared to operating earnings of $92 million in the second quarter of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by product mix as well as savings from cost-reduction initiatives, partially offset by the 2% decrease in net sales, (ii) lower reorganization of business charges, and (iii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. These factors were partially offset by an increase in SG&A expense, primarily due to increased expenditures on information technology upgrades. As a percentage of net sales in the second quarter of 2010 as compared the second quarter of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

Six months ended July 3, 2010 compared to six months ended July 4, 2009

        In the first half of 2010, the segment's net sales were $1.9 billion, a 5% decrease compared to net sales of $2.0 billion in the first half of 2009. The 5% decrease in net sales in the Networks segment was primarily driven by lower net sales of GSM infrastructure equipment, partially offset by: (i) higher net sales of CDMA and UMTS infrastructure equipment, and (ii) higher net sales of WiMAX products.

        On a geographic basis, net sales decreased substantially in EMEA, partially offset by increased net sales in North America, Latin America and Asia. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment. The increase in net sales in North America was primarily due to higher net sales of CDMA infrastructure equipment, partially offset by lower net sales of WiMAX products. The increase in net sales in Latin America was primarily due to higher net sales of WiMAX products and iDEN infrastructure equipment.The increases in net sales in Asia was primarily driven by higher net sales of UMTS infrastructure equipment and WiMAX products, partially offset by lower net sales of CDMA infrastructure equipment.

        The segment had operating earnings of $290 million in the first half of 2010, compared to operating earnings of $154 million in the first half of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by product mix as well as savings from cost-reduction initiatives, partially offset by the 5% decrease in net sales, (ii) lower reorganization of business charges, and (iii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. These factors were partially offset by an increase in SG&A expense, primarily due to increased expenditures on information technology upgrades. As a percentage of net sales in the first half of 2010 as compared the first half of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

        On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks for $1.2 billion in cash. The Company's iDEN infrastructure business, substantially all the patents related to the Company's wireless network infrastructure business, and certain other assets are excluded from the transaction. The total assets and total liabilities included in the transaction, which are preliminary estimates subject to change, are $1.8 billion and $1.5 billion, respectively, based on balances as of July 3, 2010. The transaction is expected to close by December 31, 2010.

Significant Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to

52	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  —
  Retirement-related benefits

  —
  Valuation and recoverability of goodwill and long-lived assets

        The following discussion addresses a change in the Company's revenue recognition accounting policy during the first quarter of 2010.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53

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

54	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

Foreign Currency Risk

        The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

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

        At July 3, 2010 and December 31, 2009, the Company had outstanding foreign exchange contracts with notional values totaling $1.4 billion and $1.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's condensed consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 3, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount

Net Buy (Sell) by Currency	July 3, 2010	December 31, 2009

Chinese Renminbi	$(304)	$(297)
Euro	(287)	(377)
Brazilian Real	(265)	(342)
Japanese Yen	(121)	(236)
British Pound	161	143

Interest Rate Risk

        At July 3, 2010, the Company's short-term debt consisted primarily of $1 million of short-term variable rate foreign debt. At July 3, 2010, the Company has $3.4 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, one of the Company's European subsidiaries has an outstanding interest rate agreement ("Interest Agreement") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company's condensed consolidated statements of operations. The weighted average fixed rate payment on this Interest Agreement was 4.99%. At July 3, 2010 and December 31, 2009, the fair value of the Interest Agreement put the Company in a liability position of $4 million.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of July 3, 2010, the Company was exposed to an aggregate credit risk of $4 million with all counterparties.

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

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 3, 2010 was $3.5 billion, compared to a face value of $3.4 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Forward-Looking Statements

        Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as "believes", "expects", "intends", "anticipates", "estimates" and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under "Recent Developments" and "Looking Forward," about: (a) the creation of two independent public companies, the expected form, tax-free nature and results of the separation, and anticipated long-term debt ratings, (b) our business strategies and expected results, (c) our industry and market expectations including demand levels and customer priorities for each of our businesses, (d) the timing and impact of new product launches, (e) adequacy of liquidity, and (f) the timing and completion of pending asset sales; (2) "Management's Discussion and Analysis," about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company's ability and cost to repatriate funds, (c) expected quarterly sales of accounts receivable, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) expectations for the Sigma Fund and other investments, (f) future cash contributions to pension plans or retiree health benefit plans, (g) purchase obligation payments, (h) the Company's ability and cost to access the capital markets, (i) the Company's plans with respect to the level of outstanding debt, (j) expected payments pursuant to commitments under long-term agreements, (k) the outcome of ongoing and future legal proceedings, (l) the completion and impact of pending acquisitions and divestitures, (m) the impact of recent accounting pronouncements on the Company and, (n) the creation of two independent, public companies and expected results; (3) "Legal Proceedings," about the ultimate disposition of pending legal matters, and (4) "Quantitative and Qualitative Disclosures about Market Risk," about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations. Motorola undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

        Some of the risk factors that affect the Company's business and financial results are discussed in "Item 1A: Risk Factors" on pages 17 through 29 of our 2009 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola's website at www.motorola.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

        (b)    Changes in internal control over financial reporting.    There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

St. Lucie County Fire District Firefighters' Pension Trust Fund Securities Class Action Case and Related Derivative Matter

        A purported class action lawsuit on behalf of the purchasers of Motorola securities between December 6, 2007 and January 23, 2008, St. Lucie County Fire District Firefighters' Pension Fund v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on January 21, 2010, in the United States District Court for the Northern District of Illinois. In an amended complaint filed on June 11, 2010, the class period was expanded to apply to purchasers of Motorola securities between October 25, 2007 and January 23, 2008. The amended complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The primary factual allegations are that the defendants knowingly or recklessly made materially misleading statements concerning Motorola's financial projections and sales demand for Motorola phones during the class period. The amended complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period.

        In addition, on April 2, 2010, Waber v. Dorman, et al. was filed in the United States District Court for the Northern District of Illinois as a purported derivative action on behalf of Motorola against certain of its current and former officers and directors. The plaintiff filed an amended complaint on July 23, 2010. The complaint makes similar factual allegations to those made in the St. Lucie complaint and asserts causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks unspecified damages associated with the alleged loss to the Company deriving from the defendants' actions.

Groussman v. Motorola et al. and Orlando v. Motorola et al. ERISA Class Action Cases

        Two purported class action lawsuits on behalf of all participants in or beneficiaries of the Motorola 401(k) Plan (the "Plan") between July 1, 2007 and the present and whose accounts included investments in Motorola stock, Joe M. Groussman v. Motorola, Inc. et al. and Angelo W. Orlando v. Motorola,  Inc. et al., were filed against the Company and certain current and former officers, directors, and employees of the Company, the Motorola 401(k) Plan Committee, the Advisory Committee of Motorola and other unnamed defendants on February 10, 2010, in the United States District Court for the Northern District of Illinois. On May 20, 2010, the court ordered the cases to be consolidated. On July 16, 2010, the plaintiffs filed a consolidated amended complaint. The amended complaint added as defendants additional current and former employees, the Compensation and Leadership Committee of Motorola, and the Motorola Retirement Benefits Committee, and deleted the Advisory Committee of Motorola as a defendant. The amended complaint also reduced the class period to run from July 1, 2007 to December 31, 2008. The consolidated amended complaint alleges violations of Sections 404 and 405 of the Employee Retirement Income Security Act of 1974 ("ERISA"). The primary claims in the amended complaint are that, in connection with alleged incorrect statements concerning Motorola's financial projections and demand for Motorola phones during the class period, various of the defendants failed to prudently and loyally manage the Plan by continuing to offer Motorola stock as a Plan investment option, failed to provide complete and accurate information regarding the performance of Motorola stock to the Plan's participants and beneficiaries, failed to avoid conflicts of interest, and/or failed to monitor the Plan fiduciaries. The amended complaint seeks unspecified damages and other relief relating to the purported losses to the Plan and individual participant accounts.

        Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Item 1A. Risk Factors

        The reader should carefully consider, in connection with the other information in this report, the factors discussed below, and in Part I, "Item 1A: Risk Factors" on pages 17 through 29 of the Company's 2009 Annual

Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Our future financial results could be negatively impacted if sales of our Networks infrastructure equipment decline in response to our recent agreement to sell the majority of our Networks infrastructure assets.

        Our future financial results could be negatively impacted if sales of our Networks infrastructure equipment decline in response to our recent agreement to sell the majority of our Networks infrastructure assets to Nokia Siemens Networks. We expect to operate the Networks business until the closing of the sale to Nokia Siemens Networks and the Company's financial results could be negatively impacted if sales are not at expected levels due to perceived uncertainty as a result of the pending sale.

We are at risk that the sale of the majority of our Networks infrastructure assets is delayed or does not close.

        We face risks and uncertainties related to the sale of a majority of our Networks infrastructure assets to Nokia Siemens Networks, which includes: (1) satisfaction of the conditions to closing, including (a) receipt of regulatory approvals, and (b) the absence of a material adverse effect on the assets being sold by us; (2) each company having the ability to consummate the transaction; (3) the impact on our performance and financial results deriving from the benefits from this transaction; and (4) the expected timeline for completing the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. (Removed and Reserved)

Item 5. Other Information.

        None

Item 6. Exhibits

Exhibit No.	Exhibit

10.1
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).
10.2
Motorola Long Range Incentive Plan (LRIP) of 2009 (as Amended and Restated as of July 26, 2010) (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on July 30, 2010 (File No. 1-7221)).
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

MOTOROLA, INC.
By:	/s/ JOHN K. WOZNIAK John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 5, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).
10.2
Motorola Long Range Incentive Plan (LRIP) of 2009 (as Amended and Restated as of July 26, 2010) (incorporated by reference to Exhibit 10.1 to Motorola's Report on Form 8-K filed on July 30, 2010 (File No. 1-7221)).
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