Form 10-Q
period 2010-10-02
MOTOROLA INC
filed 2010-11-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 2, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on October 2, 2010:

Class	Number of Shares
Common Stock; $.01 Par Value	2,349,381,030

Part I—Financial Information

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

(In millions, except per share amounts)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$4,890	$4,336	$13,619	$13,361
Costs of sales	3,110	2,897	8,754	9,348

Gross margin	1,780	1,439	4,865	4,013

Selling, general and administrative expenses	810	718	2,423	2,250
Research and development expenditures	637	621	1,889	1,950
Other charges	108	111	142	393

Operating earnings (loss)	225	(11)	411	(580)

Other income (expense):
Interest expense, net	(29)	(49)	(100)	(113)
Gain on sales of investments and businesses, net	4	21	44	21
Other	5	(66)	(26)	49

Total other income (expense)	(20)	(94)	(82)	(43)

Earnings (loss) from continuing operations before income taxes	205	(105)	329	(623)
Income tax expense (benefit)	196	(25)	278	(229)

Earnings (loss) from continuing operations	9	(80)	51	(394)
Earnings from discontinued operations, net of tax	102	102	293	225

Net earnings (loss)	111	22	344	(169)

Less: Earnings attributable to noncontrolling interests	2	10	4	24

Net earnings (loss) attributable to Motorola, Inc.	$109	$12	$340	$(193)

Amounts attributable to Motorola, Inc. common shareholders:
Earnings (loss) from continuing operations, net of tax	$7	$(90)	$47	$(418)
Earnings from discontinued operations, net of tax	102	102	293	225

Net earnings (loss)	$109	$12	$340	$(193)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.00	$(0.04)	$0.02	$(0.18)
Discontinued operations	0.05	0.05	0.13	0.10

	$0.05	$0.01	$0.15	$(0.08)

Diluted:
Continuing operations	$0.00	$(0.04)	$0.02	$(0.18)
Discontinued operations	0.05	0.05	0.12	0.10

	$0.05	$0.01	$0.14	$(0.08)

Weighted average common shares outstanding:
Basic	2,339.0	2,299.6	2,327.6	2,290.8
Diluted	2,374.4	2,299.6	2,360.0	2,290.8
Dividends paid per common share of Motorola, Inc.	$—	$—	$—	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	October 2, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$3,848	$2,869
Sigma Fund and short-term investments	5,046	5,094
Accounts receivable, net	3,236	2,845
Inventories, net	1,354	1,097
Deferred income taxes	1,230	1,082
Other current assets	1,442	1,389
Current assets held for sale	1,217	1,656

Total current assets	17,373	16,032

Property, plant and equipment, net	1,768	1,819
Sigma Fund	105	66
Investments	304	456
Deferred income taxes	1,762	2,283
Goodwill	2,752	2,714
Other assets	1,447	1,680
Non-current assets held for sale	414	553

Total assets	$25,925	$25,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of long-term debt	$532	$536
Accounts payable	2,379	1,998
Accrued liabilities	4,517	4,141
Current liabilities held for sale	1,281	1,586

Total current liabilities	8,709	8,261

Long-term debt	2,864	3,365
Other liabilities	3,639	3,987
Non-current liabilities held for sale	167	107
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	24	23
Authorized shares: 4,200.0
Issued shares: 10/02/10—2,355.9; 12/31/09—2,314.2
Outstanding shares: 10/02/10—2,349.4; 12/31/09—2,312.1
Additional paid-in capital	8,565	8,211
Retained earnings	4,167	3,827
Accumulated other comprehensive loss	(2,315)	(2,286)

Total Motorola, Inc. stockholders' equity	10,441	9,775
Non-controlling interests	105	108

Total stockholders' equity	10,546	9,883

Total liabilities and stockholders' equity	$25,925	$25,603

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Non-controlling Interests	Comprehensive Earnings (Loss)

Balances at December 31, 2009	2,314.2	$8,234	$70	$(63)	$(2,295)	$2	$3,827	$108

Net earnings							340	4	$344
Net unrealized loss on securities, net of tax of $(35)			(59)						(59)
Foreign currency translation adjustments, net of tax of $25				(43)					(43)
Amortization of retirement benefit adjustments, net of tax of $43					84				84
Plan amendment, net of tax of $0					22				22
Remeasurement of retirement benefits, net of tax of $(13)					(28)				(28)
Issuance of common stock and stock options exercised	41.7	121
Tax shortfalls from stock-based compensation		(18)
Share-based compensation expense		228
Net loss on derivative instruments, net of tax of $(5)						(5)			(5)
Dividends paid to noncontrolling interest on subsidiary common stock								(7)
Reclassification of share-based awards from liability to equity		24

Balances at October 2, 2010	2,355.9	$8,589	$11	$(106)	$(2,217)	$(3)	$4,167	$105	$315

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	October 2, 2010	October 3, 2009

Operating
Net earnings (loss) attributable to Motorola, Inc.	$340	$(193)
Earnings attributable to noncontrolling interests	4	24

Net earnings (loss)	344	(169)
Earnings from discontinued operations	293	225

Earnings (loss) from continuing operations	51	(394)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	426	487
Non-cash other income	(36)	(2)
Share-based compensation expense	200	199
Gain on sales of investments and businesses, net	(44)	(21)
Loss (gain) from the extinguishment of long-term debt	12	(67)
Deferred income taxes	323	(114)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(305)	124
Inventories	(257)	1,055
Other current assets	(59)	556
Accounts payable and accrued liabilities	740	(2,505)
Other assets and liabilities	(136)	(95)

Net cash provided by (used for) operating activities from continuing operations	915	(777)

Investing
Acquisitions and investments, net	(72)	(30)
Proceeds from sales of investments and businesses, net	249	306
Capital expenditures	(180)	(144)
Proceeds from sales of property, plant and equipment	29	8
Proceeds from sales of Sigma Fund investments, net	30	98
Proceeds from sales (purchases) of short-term investments, net	(6)	188

Net cash provided by investing activities from continuing operations	50	426

Financing
Repayment of short-term borrowings, net	(4)	(71)
Repayment of debt	(484)	(130)
Issuance of common stock	152	110
Payment of dividends	—	(114)
Distribution from discontinued operations	398	543
Other, net	—	6

Net cash provided by financing activities from continuing operations	62	344

Discontinued Operations
Net cash provided by operating activities from discontinued operations	399	529
Net cash used for investing activities from discontinued operations	(37)	(31)
Net cash used for financing activities from discontinued operations	(398)	(543)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	36	45

Net cash provided by (used for) discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(48)	(7)

Net increase (decrease) in cash and cash equivalents	979	(14)
Cash and cash equivalents, beginning of period	2,869	3,064

Cash and cash equivalents, end of period	$3,848	$3,050

Cash Flow Information

Cash paid during the period for:
Interest, net	$142	$216
Income taxes, net of refunds	95	109

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.   Basis of Presentation

        The condensed consolidated financial statements as of October 2, 2010 and for the three and nine months ended October 2, 2010 and October 3, 2009, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly Motorola, Inc.'s (the "Company's") consolidated financial position, results of operations and cash flows for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended October 2, 2010 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2010 presentation.

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

Change in Segment Presentation

        On July 1, 2010, an initial registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission in connection with the Company's planned separation into two independent, publicly traded companies. Amendments to the initial registration statement were filed on August 31, 2010 and October 8, 2010. The Mobile Devices and Home businesses are planned to be separated from Motorola, Inc. and operate as Motorola Mobility.

        On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. for $1.2 billion in cash (the "Transaction"). The Transaction is expected to close by early 2011. Based on the terms and conditions of the sale agreement, certain assets including $150 million of accounts receivable, the Company's iDEN infrastructure business and substantially all the patents related to the Company's wireless network infrastructure business, are excluded from the transaction.

        Prior to the first quarter of 2010, certain costs, including some elements of share-based compensation, intangible assets amortization expense, business-related asset impairments and other Corporate expenses, were recorded at Corporate and included in Other and Eliminations. As of the first quarter of 2010, the Company now allocates these costs to the business segments which are part of continuing operations.

        Beginning in the third quarter of 2010, the results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations. Certain Corporate and general costs which have historically been allocated to the Networks business will remain with the Company after the sale of the Networks business.

        The operating results of the Company's iDEN infrastructure business and certain licensing activity generally related to the Networks business are also now being reported as part of the Enterprise Mobility Solutions segment. The Corporate and general costs which have historically been allocated to the Networks business are allocated to the Enterprise Mobility Solutions segment. Additionally, the results of operations of previously disposed businesses, which were deemed to be immaterial at the time of their disposition, have been reclassified from the Enterprise Mobility Solutions segment to discontinued operations. These businesses include: (i) an Israel-based wireless network operator, (ii) the biometrics business, and (iii) Good Technology. The assets and liabilities of the Networks business, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for sale. All previously reported financial information has been revised to conform to the current presentation.

        Motorola, Inc. reports financial results for the following operating business segments:

  •
  Mobile Devices:    This segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  Home:    This segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television and telecommunication service providers.

  •
  Enterprise Mobility Solutions:    This segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems primarily for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

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

        Net sales as reported and pro forma net sales that would have been reported during the three and nine months ended October 2, 2010, if the transactions entered into or materially modified after January 1, 2010, were still subject to the previous accounting guidance are shown in the following table:

	Three Months Ended		Nine Months Ended
October 2, 2010	As Reported	Pro Forma Basis	As Reported	Pro Forma Basis

Net sales	$4,890	$3,689	$13,619	$11,565

        For the three and nine months ended October 2, 2010, the difference between the amount of revenue recorded under the new accounting guidance for revenue recognition as compared to the pro forma amount that would have been recorded under the prior accounting guidance, relates primarily to sales of smartphones by the Company's Mobile Devices segment. The individual impact to the Company's other businesses was not material. The pro forma basis revenue reflects the recognition of revenue related to smartphones that contain a service element and unspecified software upgrade rights under a subscription-based model under which revenue is recognized ratably over the estimated expected life of the smartphone as the Company is unable to determine VSOE for the undelivered element in the transaction. To the extent that the smartphone arrangement contains a specified software upgrade right, the subscription model is deferred until the specified software upgrade is delivered as the Company was unable to determine VSOE for the specified software upgrade right. Once the specified software upgrade is delivered, revenue is then recognized under the subscription-based model over the remainder of the estimated expected life of the smartphone. The as reported revenue reflects the allocation of revenue related to smartphones shipped under arrangements executed during the three and nine months ended October 2, 2010 using ESP for the device, the service, specified software upgrade rights, when applicable, and the unspecified software upgrade rights, resulting in a lower deferral of revenue than under prior accounting guidance. Both the as reported revenue and the pro forma basis revenue contain the revenue recognized under the subscription-based revenue recognition model related to smartphones that contain a service element and unspecified software that shipped under arrangements executed during the year ended December 31, 2009.

        Based on the Company's current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition.

2.   Discontinued Operations

        During the three months ended October 2, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. The total assets and total liabilities included in the transaction, which are preliminary estimates subject to change, are $1.6 billion and $1.4 billion, respectively, based on balances as of October 2, 2010. The transaction is expected to close by early 2011.

        During the three months ended July 3, 2010, the Company completed the sale of its Israel-based wireless network operator business formerly included as part of the Enterprise Mobility Solutions segment. The Company received $170 million in net cash and recorded a gain on sale of the business of $20 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations.

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

        Beginning in the third quarter of 2010, the results of operations of the portions of the Networks business included in the transaction with Nokia Siemens Networks B.V., as well as the results of operations of the previously disposed businesses discussed above, which were deemed to be immaterial for presentation as discontinued operations at the time of their disposition, are reported as discontinued operations. All previously reported financial information has been revised to conform to the current presentation.

        The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three months and nine months ended October 2, 2010, and October 3, 2009.

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$871	$1,117	$2,603	$2,960
Operating earnings	177	139	430	269
Earnings before income taxes	168	141	453	419
Income tax expense	66	39	160	194
Earnings from discontinued operations, net of tax	102	102	293	225

        The assets and liabilities of the Networks business, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for sale in the applicable periods presented.

        The following table displays a summary of the assets and liabilities held for sale as of October 2, 2010 and December 31, 2009.

	October 2, 2010	December 31, 2009

Assets
Accounts receivable, net	$487	$651
Inventories, net	186	211
Other current assets	544	794
Property, plant and equipment, net	179	336
Investments	3	3
Goodwill	108	109
Other assets	124	105

	$1,631	$2,209

Liabilities
Accounts payable	$296	$442
Accrued liabilities	985	1,144
Other liabilities	167	107

	$1,448	1,693

3.   Other Financial Data

Statement of Operations Information

Other Charges

        Other charges included in Operating earnings (loss) consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Other charges (income):
Separation-related transaction costs	$44	$19	$174	$19
Amortization of intangible assets	65	69	193	209
Reorganization of business charges	36	—	69	197
Environmental reserve charge	—	23	—	23
Legal settlements and intellectual property reserve adjustments	(37)	—	(294)	(55)

	$108	$111	$142	$393

        In June 2010, the Company announced that it had entered into a settlement and license agreement with another company, which resolves all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to Motorola, future royalties to be paid by the other company to Motorola for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the nine months ended October 2, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

        Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest income (expense), net:
Interest expense	$(48)	$(62)	$(167)	$(171)
Interest income	19	13	67	58

	$(29)	$(49)	$(100)	$(113)

Other:
Foreign currency gain (loss)	$(3)	$(22)	$(19)	$(27)
Gain (loss) on Sigma Fund investments	3	(8)	15	67
Investment impairments	(1)	(31)	(20)	(64)
Gain (loss) from the extinguishment of the Company's outstanding long-term debt	—	—	(12)	67
Other	6	(5)	10	6

	$5	$(66)	$(26)	$49

Earnings (Loss) Per Common Share

        The computation of basic and diluted earnings (loss) per common share attributable to Motorola, Inc. common shareholders is as follows:

	Amounts attributable to Motorola, Inc. common shareholders
	Continuing Operations		Net Earnings
Three Months Ended	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Basic earnings (loss) per common share:
Earnings (loss)	$7	$(90)	$109	$12
Weighted average common shares outstanding	2,339.0	2,299.6	2,339.0	2,299.6

Per share amount	$0.00	$(0.04)	$0.05	$0.01

Diluted earnings (loss) per common share:
Earnings (loss)	$7	$(90)	$109	$12

Weighted average common shares outstanding	2,339.0	2,299.6	2,339.0	2,299.6
Add effect of dilutive securities:
Share-based awards and other	35.4	—	35.4	—

Diluted weighted average common shares outstanding	2,374.4	2,299.6	2,374.4	2,299.6

Per share amount	$0.00	$(0.04)	$0.05	$0.01

	Amounts attributable to Motorola, Inc. common shareholders
	Continuing Operations		Net Earnings (Loss)
Nine Months Ended	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Basic earnings (loss) per common share:
Earnings (loss)	$47	$(418)	$340	$(193)
Weighted average common shares outstanding	2,327.6	2,290.8	2,327.6	2,290.8

Per share amount	$0.02	$(0.18)	$0.15	$(0.08)

Diluted earnings (loss) per common share:
Earnings (loss)	$47	$(418)	$340	$(193)

Weighted average common shares outstanding	2,327.6	2,290.8	2,327.6	2,290.8
Add effect of dilutive securities:
Share-based awards and other	32.4	—	32.4	—

Diluted weighted average common shares outstanding	2,360.0	2,290.8	2,360.0	2,290.8

Per share amount	$0.02	$(0.18)	$0.14	$(0.08)

        In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended October 2, 2010, 77.3 million out-of-the-money stock options and the assumed vesting of 9.3 million restricted stock units were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the nine months ended October 2, 2010, the assumed exercise of 114.0 million stock options and the assumed vesting of 6.4 million restricted stock units were excluded because their inclusion would have been antidilutive.

        For the three months ended October 3, 2009, the Company was in a net loss position on a continuing operations basis and, accordingly, the assumed exercise of 179.7 million stock options and the assumed vesting of 57.5 million restricted stock units were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive. For the nine months ended October 3, 2009, the Company was in a net loss position on a continuing operations basis and, accordingly, the assumed exercise of 200.7 million stock options and the assumed vesting of 49.5 million restricted stock units were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

        The Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.8 billion and $2.9 billion at October 2, 2010 and December 31, 2009, respectively. Of these amounts, $224 million and $206 million, respectively, were restricted.

Sigma Fund

        The Sigma Fund consists of the following:

	October 2, 2010		December 31, 2009
Fair Value	Current	Non-current	Current	Non-Current

Cash	$—	$—	$202	$—
Securities:
U.S. government, agency and government-sponsored enterprise obligations	5,032	—	4,408	—
Corporate bonds	—	67	367	63
Asset-backed securities	—	2	66	—
Mortgage-backed securities	6	36	49	3

	$5,038	$105	$5,092	$66

        The fair market value of investments in the Sigma Fund was $5.1 billion and $5.2 billion at October 2, 2010 and December 31, 2009, respectively.

        During the three and nine months ended October 2, 2010, the Company recorded a gain on Sigma Fund investments of $3 million and a gain of $15 million, respectively, in Other income (expense) in the condensed consolidated statement of operations. During the three and nine months ended October 3, 2009, the Company recorded a loss on Sigma Fund investments of $8 million and a gain of $67 million, respectively, in Other income (expense) in the condensed consolidated statement of operations.

Investments

        Investments consist of the following:

	Recorded Value		Less
October 2, 2010	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Certificates of deposit	$6	$—	$—	$—	$6
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	19	1	—	18
Corporate bonds	2	10	1	—	11
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	35	17	—	18

	8	67	19	—	56
Other securities, at cost	—	183	—	—	183
Equity method investments	—	54	—	—	54

	$8	$304	$19	$—	$293

	Recorded Value		Less
December 31, 2009	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis

Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$23	$1	$—	$22
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	147	111	(1)	37

	2	183	112	(1)	74
Other securities, at cost	—	220	—	—	220
Equity method investments	—	53	—	—	53

	$2	$456	$112	$(1)	$347

        During the three and nine months ended October 2, 2010, the Company recorded investment impairment charges of $1 million and $20 million, respectively, representing other-than-temporary declines in the value of the Company's investment portfolio, primarily related to common stock and equivalents and other securities recorded at cost. During the three and nine months ended October 3, 2009, the Company recorded investment impairment charges of $31 million and $64 million, respectively, representing other-than-temporary declines in the value of the Company's investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company's condensed consolidated statements of operations.

Accounts Receivable, Net

        Accounts receivable, net, consists of the following:

	October 2, 2010	December 31, 2009

Accounts receivable	$3,305	$2,920
Less allowance for doubtful accounts	(69)	(75)

	$3,236	$2,845

Inventories, Net

        Inventories, net, consist of the following:

	October 2, 2010	December 31, 2009

Work-in-process and production materials	$1,040	$887
Finished goods	861	883

	1,901	1,770
Less inventory reserves	(547)	(673)

	$1,354	$1,097

Other Current Assets

        Other current assets consists of the following:

	October 2, 2010	December 31, 2009

Costs and earnings in excess of billings	$280	$258
Contract-related deferred costs	335	287
Contractor receivables	308	329
Value-added tax refunds receivable	98	94
Other	421	421

	$1,442	$1,389

Property, Plant and Equipment, Net

        Property, plant and equipment, net, consists of the following:

	October 2, 2010	December 31, 2009

Land	$115	$115
Building	1,579	1,479
Machinery and equipment	3,470	3,496

	5,164	5,090
Less accumulated depreciation	(3,396)	(3,271)

	$1,768	$1,819

        Depreciation expense for the three months ended October 2, 2010 and October 3, 2009 was $76 million and $93 million, respectively. Depreciation expense for the nine months ended October 2, 2010 and October 3, 2009 was $231 million and $279 million, respectively.

Other Assets

        Other assets consists of the following:

	October 2, 2010	December 31, 2009

Intangible assets, net of accumulated amortization of $1,495 and $1,312	$466	$591
Contract-related deferred costs	207	286
Royalty license arrangements	239	255
Value-added tax refunds receivable	70	127
Long-term receivables, net of allowances of $3 and $9	209	117
Other	256	304

	$1,447	$1,680

Accrued Liabilities

        Accrued liabilities consists of the following:

	October 2, 2010	December 31, 2009

Deferred revenue	$1,061	$836
Compensation	572	542
Customer reserves	344	321
Billings in excess of costs and earnings	239	253
Warranty reserves	224	209
Contractor payables	257	235
Tax liabilities	340	246
Customer downpayments	81	159
Other	1,399	1,340

	$4,517	$4,141

Other Liabilities

        Other liabilities consists of the following:

	October 2, 2010	December 31, 2009

Defined benefit plans, including split dollar life insurance policies	$2,348	$2,450
Deferred revenue	504	601
Postretirement health care benefit plan	293	287
Unrecognized tax benefits	80	196
Other	414	453

	$3,639	$3,987

Stockholders' Equity Information

Payment of Dividends

        During the nine months ended October 2, 2010, the Company paid no cash dividends to holders of its common stock. During the nine months ended October 3, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the three months ended April 4, 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company's common stock.

4.   Debt and Credit Facilities

Long-Term Debt

        During the nine months ended October 2, 2010, the Company repurchased $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025, (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028, (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

        During the nine months ended October 3, 2009, the Company repurchased $199 million of its outstanding long-term debt for a purchase price of $129 million, excluding approximately $4 million of accrued interest, all of which occurred during the three months ended April 4, 2009. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of the 7.50% Debentures due

2025, (ii) $20 million of the $399 million then outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million then outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million then outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

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

        The Company's strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. The Company enters into derivative contracts for some of the Company's non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company's exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

        At October 2, 2010 and December 31, 2009, the Company had outstanding foreign exchange contracts, including held for sale amounts, with notional values totaling $1.3 billion and $1.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's condensed consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 2, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	October 2, 2010	December 31, 2009

Euro	$(357)	$(377)
Brazilian Real	(333)	(342)
Chinese Renminbi	(319)	(297)
Japanese Yen	(43)	(236)
British Pound	119	143

Interest Rate Risk

        At October 2, 2010, the Company's short-term debt consisted primarily of $5 million of short-term variable rate foreign debt. At October 2, 2010, the Company has $3.4 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, one of the Company's European subsidiaries has an outstanding interest rate agreement ("Interest Agreement") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company's condensed consolidated statements of operations. At October 2, 2010 and December 31, 2009, the fair value of the Interest Agreement put the Company in a liability position of $5 million and $4 million, respectively.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of October 2, 2010, the Company was exposed to an aggregate credit risk of $2 million with all counterparties.

        The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company, including immaterial amounts related to held for sale businesses, at October 2, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Assets		Liabilities
October 2, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	Other assets	$5	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	15	Other assets	45	Other liabilities
Interest agreement contracts	—	Other assets	5	Other liabilities

Total derivatives not designated as hedging instruments	15		50

Total derivatives	$18		$55

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2009	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	10	Other assets	16	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	10		20

Total derivatives	$15		$21

        The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations, including immaterial amounts related to discontinued operations, for the three and nine months ended October 2, 2010 and October 3, 2009:

	October 2, 2010
Gain (Loss) on Derivative Instruments	Three Months Ended	Nine Months Ended	Statement of Operations Location

Derivatives not designated as hedging instruments:
Interest rate contracts	(5)	(13)	Other income (expense)
Foreign exchange contracts	(54)	(23)	Other income (expense)

Total derivatives not designated as hedging instruments	$(59)	$(36)

	October 3, 2009
Gain (Loss) on Derivative Instruments	Three Months Ended	Nine Months Ended	Statement of Operations Location

Derivatives not designated as hedging instruments:
Interest rate contracts	(4)	(12)	Other income (expense)
Foreign exchange contracts	(70)	(155)	Other income (expense)

Total derivatives not designated as hedging instruments	$(74)	$(167)

        The following table summarizes the gains and losses recognized in the condensed consolidated financial statements, including immaterial amounts related to discontinued operations, for the three and nine months ended October 2, 2010 and October 3, 2009:

	October 2, 2010
Foreign Exchange Contracts	Three Months Ended	Nine Months Ended	Financial Statement Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(5)	$(9)	Accumulated other comprehensive loss
Gain reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(4)	(1)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	Other income (expense)

	October 3, 2009
Foreign Exchange Contracts	Three Months Ended	Nine Months Ended	Financial Statement Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(6)	$(4)	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(2)	(12)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	Other income (expense)

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

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 2, 2010 was $3.5 billion, compared to a face value of $3.3 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.   Income Taxes

        At October 2, 2010 and December 31, 2009, the Company had valuation allowances of $2.8 billion and $2.9 billion, respectively, including $357 million and $422 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the nine months ended October 2, 2010, there was no adjustment to the U.S. valuation allowance. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was primarily adjusted for exchange rate variances and current year activity.

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

        The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely, accrues for the U.S. federal income taxes applicable to the earnings. As the Company realigns its capital structure to meet its current and future needs, the Company concluded that certain foreign earnings are no longer considered to be permanently reinvested and recorded $82 million of deferred tax expense in the second quarter of 2010. In the third quarter of 2010, the Company recognized an additional $136 million of deferred tax expense reflecting management's intent to reduce the invested capital of certain of its foreign subsidiaries. The capital reduction is part of the Company's plan to realign its global capital structure and is pending approval by certain governmental agencies. As of October 2, 2010, the Company continues to maintain permanent reinvestment assertions with respect to certain foreign earnings which are restricted from repatriation due to the capital requirements of the foreign subsidiaries or due to local country restrictions.

        The Company had unrecognized tax benefits of $247 million and $466 million, at October 2, 2010 and December 31, 2009, respectively, of which approximately $30 million and $100 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the nine months ended October 2, 2010, the Company recorded $119 million of tax benefits related to a reduction in unrecognized tax benefits relating to facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. Additionally, the Company reduced its unrecognized tax benefits by $141 million for settlements with tax authorities.

        Based on the potential outcome of the Company's global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $100 million tax benefit, with cash payments in the range of $0 to $100 million.

        During the first half of 2010, the Internal Revenue Service concluded its audit of Symbol Technologies, Inc.'s 2004 through January 9, 2007 pre-acquisition tax years and Motorola, Inc.'s 2004 through 2007 tax years. The Company has audits pending in several tax jurisdictions. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

7.   Retirement Benefits

Pension Benefit Plans

        The net periodic pension costs for the Regular Pension Plan, Officers' Plan, the Motorola Supplemental Pension Plan ("MSPP") and Non-U.S. plans were as follows:

	October 2, 2010			October 3, 2009
Three Months Ended	Regular Pension	Officers' and MSPP	Non U.S.	Regular Pension	Officers' and MSPP	Non U.S.

Service cost	$—	$—	$5	$4	$—	$9
Interest cost	85	1	17	84	2	27
Expected return on plan assets	(94)	—	(16)	(95)	(1)	(25)
Amortization of:
Unrecognized net loss	37	—	4	19	1	2
Unrecognized prior service cost	—	—	(1)	—	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$28	$2	$9	$12	$3	$13

	October 2, 2010			October 3, 2009
Nine Months Ended	Regular Pension	Officers' and MSPP	Non U.S.	Regular Pension	Officers' and MSPP	Non U.S.

Service cost	$—	$—	$18	$11	$—	$20
Interest cost	256	2	66	251	5	59
Expected return on plan assets	(283)	—	(64)	(285)	(1)	(52)
Amortization of:
Unrecognized net loss	111	1	14	59	2	5
Unrecognized prior service cost	—	—	(3)	—	—	—
Settlement/curtailment loss	—	4	—	—	2	—

Net periodic pension cost	$84	$7	$31	$36	$8	$32

        During the three months ended October 2, 2010, contributions of $50 million and $9 million were made to the Company's Regular Pension Plan and Non-U.S. plans, respectively. During the nine months ended October 2, 2010, contributions of $100 million and $34 million were made to the Company's Regular Pension Plan and Non-U.S. plans, respectively.

        During the three months ended October 2, 2010, the Company created separate Non-U.S. plans in certain locations, pursuant to the Company's planned separation into two independent, publicly traded companies. The portion of existing pension assets and benefit obligations relating to employees covered by the newly-created plans were transferred to those plans. Prior to this transfer the pension assets and benefit obligations were remeasured resulting in an adjustment to Accumulated other comprehensive income of $28 million, net of tax.

        During the nine months ended October 2, 2010, the Company recorded the impact of a plan amendment in one of its Non-U.S. plans resulting in a reduction of the amounts recognized in Accumulated Other Comprehensive Income of $22 million, net of tax. No gain or loss was recognized in the Company's condensed consolidated statement of operations as a result of the plan amendment.

Postretirement Health Care Benefit Plans

        Net postretirement health care expenses consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$1	$1	$4	$5
Interest cost	4	7	17	21
Expected return on plan assets	(4)	(4)	(12)	(14)
Amortization of:
Unrecognized net loss	1	2	6	5
Unrecognized prior service cost	(1)	(1)	(2)	(2)

Net postretirement health care expense	$1	$5	$13	$15

        The Company made no contributions to its postretirement healthcare fund during the three and nine months ended October 2, 2010.

8.   Share-Based Compensation Plans

        Compensation expense for the Company's employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units ("RSUs") was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Share-based compensation expense included in:
Costs of sales	$9	$8	$23	$22
Selling, general and administrative expenses	38	39	114	116
Research and development expenditures	22	20	63	61

Share-based compensation expense included in Operating earnings (loss)	69	67	200	199
Tax benefit	(23)	(22)	(67)	(66)

Share-based compensation expense, net of tax	$46	$45	$133	$133
Decrease in basic earnings per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Decrease in diluted earning per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Share-based compensation expense in discontinued operations	$10	$8	$28	$26

        For the nine months ended October 2, 2010, the Company granted 31.3 million RSUs, net of forfeitures, and 10.6 million stock options. The total compensation expense related to the RSUs was $186 million, net of estimated forfeitures. The total compensation expense related to stock options was $28 million, net of estimated forfeitures. The expense for both RSUs and stock options will be recognized over a weighted average vesting period of 3 years.

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

        The fair values of the Company's financial assets and liabilities by level in the fair value hierarchy as of October 2, 2010 and December 31, 2009 were as follows:

October 2, 2010	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$5,032	$—	$5,032
Corporate bonds	—	46	21	67
Asset-backed securities	—	2	—	2
Mortgage-backed securities	—	42	—	42
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	19	—	19
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	26	9	—	35
Foreign exchange derivative contracts*	—	18	—	18
Liabilities:
Foreign exchange derivative contracts*	—	50	—	50
Interest agreement derivative contracts	—	5	—	5

* Includes immaterial amounts related to held for sale businesses.

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$4,408	$—	$4,408
Corporate bonds	—	411	19	430
Asset-backed securities	—	66	—	66
Mortgage-backed securities	—	52	—	52
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	23	—	23
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	136	11	—	147
Foreign exchange derivative contracts*	—	15	—	15
Liabilities:
Foreign exchange derivative contracts*	—	17	—	17
Interest agreement derivative contracts	—	4	—	4

* Includes immaterial amounts related to held for sale businesses.

        The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Beginning balance	$22	$80	$19	$134
Transfers to (from) Level 3	—	(27)	3	(15)
Payments received and securities sold	(2)	(25)	(7)	(78)
Permanent impairments	—	—	—	(2)
Mark-to-market on Sigma Fund investments included in Other income (expense)	1	—	6	(11)

Ending balance	$21	$28	$21	$28

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

        At October 2, 2010, the Company has $580 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

        The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis at October 2, 2010.

10. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

        Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	October 2, 2010	December 31, 2009

Long-term receivables	$236	$154
Less allowance for losses	(3)	(9)

	233	145
Less current portion	(24)	(28)

Non-current long-term receivables, net	$209	$117

        The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company's condensed consolidated balance sheets.

        Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $297 million and $444 million at October 2, 2010 and December 31, 2009, respectively. Of these amounts, $45 million and $13 million were supported by letters of credit or by bank commitments to purchase long-term receivables at October 2, 2010 and December 31, 2009, respectively. The majority of the outstanding commitments at October 2, 2010 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million at both October 2, 2010 and December 31, 2009 (including $28 million and $27 million at October 2, 2010 and December 31, 2009, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million at both October 2, 2010 and December 31, 2009 (including $2 million at both October 2, 2010 and December 31, 2009, relating to the sale of short-term receivables).

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

        As of October 2, 2010 and December 31, 2009, the Company had a $200 million revolving facility for the sale of accounts receivable due from U.S. customers of our Enterprise Mobility Solutions segment, of which $0 million and $60 million, respectively, were utilized.

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

        Total sales of accounts receivable and long-term receivables were $490 million and $383 million during the three month periods ended October 2, 2010 and October 3, 2009, respectively, and $1.5 billion and $1.0 billion for the nine month periods ended October 2, 2010 and October 3, 2009, respectively. During the three month period ended October 2, 2010, cash proceeds related to accounts receivable sold during the period were $212 million, and cash proceeds related to accounts receivable sold in the prior period were $319 million. During the three month period ended October 2, 2009, cash proceeds related to accounts receivable sold were $383 million. During the nine month periods ended October 2, 2010 and October 3, 2009, cash proceeds related to accounts receivable sold were $1.2 billion and $1.0 billion, respectively. As of October 2, 2010, the Company is due $278 million under the deferred payment provisions of the committed facility discussed above. As of October 2, 2010, the Company retained servicing obligations for $355 million of sold accounts receivables and $261 million of sold long-term receivables. As of December 31, 2009, the Company retained servicing obligation for $195 million of sold accounts receivables and $297 million of sold long-term receivables at December 31, 2009.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $27 million at both October 2, 2010 and December 31, 2009.

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

Other

        The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $143 million, of which the Company accrued $12 million at October 2, 2010 for potential claims under these provisions.

        In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

        In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against third parties for certain payments made by the Company.

12. Segment Information

        The Company reports financial results for the following operating business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

  •
  The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television and telecommunication service providers.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems primarily for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

        The following table summarizes the Net sales and Operating earnings (loss) by operating business segment:

	Net Sales		Operating Earnings (Loss)
Three Months Ended	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Mobile Devices	$2,034	$1,692	$(43)	$(216)
Home	912	866	49	20
Enterprise Mobility Solutions	1,946	1,793	253	223

	4,892	4,351	259	27
Other and Eliminations	(2)	(15)	(34)	(38)

	$4,890	$4,336

Operating earnings (loss)			225	(11)
Total other income (expense)			(20)	(94)

Earnings (loss) from continuing operations before income taxes			$205	$(105)

	Net Sales		Operating Earnings (Loss)
Nine Months Ended	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Mobile Devices	$5,399	$5,322	$(148)	$(1,048)
Home	2,636	2,904	98	41
Enterprise Mobility Solutions	5,613	5,188	612	454

	13,648	13,414	562	(553)
Other and Eliminations	(29)	(53)	(151)	(27)

	$13,619	$13,361

Operating earnings (loss)			411	(580)
Total other income (expense)			(82)	(43)

Earnings (loss) from continuing operations before income taxes			$329	$(623)

        The Operating earnings (loss) in Other and Eliminations consists of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Separation-related transaction costs	$(44)	$(19)	$(174)	$(19)
Reorganization of business charges	(1)	6	(3)	(25)
Corporate expenses	11	(1)	(3)	(14)
Environmental reserve charge	—	(24)	—	(24)
Legal settlements	—	—	29	55

	$(34)	$(38)	$(151)	$(27)

        Corporate expenses are primarily comprised of: (i) general corporate-related expenses, and (ii) the Company's wholly-owned finance subsidiary.

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

2010 Charges

        During the nine months ended October 2, 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments were impacted by these plans. The employees affected were located in all geographic regions.

        During the three months ended October 2, 2010, the Company recorded net reorganization of business charges of $46 million, including $10 million of charges in Costs of sales and $36 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $46 million are charges of $39 million for employee separation costs and $15 million for exit costs, partially offset by $8 million of reversals for accruals no longer needed.

        During the nine months ended October 2, 2010, the Company recorded net reorganization of business charges of $91 million, including $22 million of charges in Costs of sales and $69 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $91 million are charges of $100 million for employee separation costs and $15 million for exit costs, partially offset by $24 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

October 2, 2010	Three Months Ended	Nine months Ended

Mobile Devices	$13	$30
Home	5	15
Enterprise Mobility Solutions	27	43

	45	88
Corporate	1	3

	$46	$91

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to October 2, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at October 2, 2010

Exit costs	$57	$15	$(5)	$(27)	$40
Employee separation costs	65	100	(20)	(82)	63

	$122	$115	$(25)	$(109)	$103

Exit Costs

        At January 1, 2010, the Company had an accrual of $57 million for exit costs attributable to lease terminations. The additional 2010 charges were $15 million. The adjustments of $5 million primarily reflect reversals of accruals no longer needed. The $27 million used in 2010 reflects cash payments. The remaining accrual of $40 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 2, 2010, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2010, the Company had an accrual of $65 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who began receiving payments in 2010. The 2010 additional charges of $100 million represent severance costs for approximately an additional 2,200 employees, of which 700 were direct employees and 1,500 were indirect employees.

        The adjustments of $20 million reflect: (i) $19 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments.

        During the first nine months of 2010, approximately 1,400 employees, of which 400 were direct employees and 1,000 were indirect employees, were separated from the Company. The $82 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $63 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 2, 2010, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 1,700 employees to be separated in 2010.

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

        During the three months ended October 3, 2009, the Company recorded net reorganization of business charges of $2 million in Costs of sales in the Company's condensed consolidated statements of operations.

Included in the aggregate $2 million are charges of $19 million for employee separation costs and $8 million for exit costs, partially offset by $25 million of reversals for accruals no longer needed.

        During the nine months ended October 3, 2009, the Company recorded net reorganization of business charges of $245 million, including $48 million of charges in Costs of sales and $197 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $245 million are charges of $259 million for employee separation costs, $30 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $62 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

October 3, 2009	Three Months Ended	Nine months Ended

Mobile Devices	$—	$161
Home	2	17
Enterprise Mobility Solutions	5	41

	7	219
Corporate	(5)	26

	$2	$245

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to October 3, 2009:

	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at October 3, 2009

Exit costs	$78	$30	$(8)	$(41)	$59
Employee separation costs	153	259	(48)	(304)	60

	$231	$289	$(56)	$(345)	$119

Exit Costs

        At January 1, 2009, the Company had an accrual of $78 million for exit costs attributable to lease terminations. The additional 2009 charges of $30 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $8 million reflected: (i) $7 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $41 million used in 2009 reflected cash payments. The remaining accrual of $59 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 3, 2009, represented future cash payments primarily for lease termination obligations and was expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $153 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $259 million represented severance costs for approximately an additional 6,700 employees, of which 2,100 were direct employees and 4,600 were indirect employees.

        The adjustments of $48 million reflect $55 million of reversals of accruals no longer needed, partially offset by $7 million of translation adjustments.

        During the nine months ended October 3, 2009, approximately 7,400 employees, of which 2,800 were direct employees and 4,600 were indirect employees, were separated from the Company. The $304 million used in 2009 reflected cash payments to these separated employees. The remaining accrual of $60 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 3, 2009, was expected to be paid to approximately 1,000 separated employees.

14. Intangible Assets and Goodwill

Intangible Assets

        Amortized intangible assets were comprised of the following:

	October 2, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Completed technology	$1,145	$910	$1,133	$785
Patents	341	209	288	166
Customer-related	198	120	209	110
Licensed technology	130	122	130	122
Other intangibles	147	134	143	129

	$1,961	$1,495	$1,903	$1,312

        Amortization expense on intangible assets was $65 million and $69 million for the three months ended October 2, 2010 and October 3, 2009, respectively. Amortization expense on intangible assets was $193 million and $209 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. As of October 2, 2010, annual amortization expense is estimated to be $259 million in 2010, $236 million in 2011, $75 million in 2012, $39 million in 2013 and $17 million in 2014.

        Amortized intangible assets, excluding goodwill, by business segment:

	October 2, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Mobile Devices	$111	$49	$46	$46
Home	654	548	647	509
Enterprise Mobility Solutions	1,196	898	1,210	757

	$1,961	$1,495	$1,903	$1,312

Goodwill

        The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2010 to October 2, 2010:

	Mobile Devices	Home	Enterprise Mobility Solutions	Total Motorola

Balances as of January 1, 2010:
Aggregate goodwill acquired	$55	$1,358	$2,993	$4,406
Accumulated impairment losses	(55)	(73)	(1,564)	(1,692)

Goodwill, net of impairment losses	—	1,285	1,429	2,714

Goodwill acquired	30	8	—	38

Balances as of October 2, 2010:
Aggregate goodwill acquired	85	1,366	$2,993	4,444
Accumulated impairment losses	(55)	(73)	(1,564)	(1,692)

Goodwill, net of impairment losses	$30	$1,293	$1,429	$2,752

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This commentary should be read in conjunction with Motorola, Inc.'s (the "Company's") condensed consolidated financial statements for the three and nine months ended October 2, 2010 and October 3, 2009, as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

        On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. for $1.2 billion in cash (the "Transaction"). The Transaction is expected to close by early 2011. Based on the terms and conditions of the sale agreement, certain assets, including $150 million of accounts receivables, the Company's iDEN infrastructure business and substantially all the patents related to the Company's wireless network infrastructure business, are excluded from the transaction.

        Prior to the first quarter of 2010, certain costs, including some elements of share-based compensation, intangible assets amortization expense, business-related asset impairments and other Corporate expenses, were recorded at Corporate and included in Other and Eliminations. As of the first quarter of 2010, the Company now allocates these costs to the business segments which are part of continuing operations.

        Beginning in the third quarter of 2010, the results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations. Certain Corporate and general costs which have historically been allocated to the Networks business will remain with the Company after the sale of the Networks business.

        The operating results of the Company's iDEN infrastructure business and certain licensing activity generally related to the Networks business are also now being reported as part of the Enterprise Mobility Solutions segment. The Corporate and general costs which have historically been allocated to the Networks business are allocated to the Enterprise Mobility Solutions segment. Additionally, the results of operations of previously disposed businesses, which were deemed to be immaterial at the time of their disposition, have been reclassified from the Enterprise Mobility Solutions segment to discontinued operations. These businesses include: (i) an Israel-based wireless network operator, (ii) the biometrics business, and (iii) Good Technology. The assets and liabilities of the Networks business, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for sale. All previously reported financial information has been revised to conform to the current presentation.

Executive Overview

What businesses are we in?

        The Company reports financial results for the following operating business segments:

  •
  The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property. In the third quarter of 2010, the segment's net sales were $2.0 billion, representing 42%* of the Company's consolidated net sales.

  •
  The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol ("IP") video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television ("IPTV") distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television ("TV") and telecommunication service providers. In the third quarter of 2010, the segment's net sales were $912 million, representing 19%* of the Company's consolidated net sales.

  •
  The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems primarily for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the "government and public safety market"), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the "commercial enterprise market"). In

32	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    the third quarter of 2010, the segment's net sales were $1.9 billion, representing 40%* of the Company's consolidated net sales.

*
When discussing the net sales of each of our three segments, we express the segment's net sales as a percentage of the Company's consolidated net sales. However, certain of our segments sell products to other Motorola businesses and intracompany sales are eliminated as part of the consolidation process. Therefore, the percentages of consolidated net sales for our business segments do not always sum to 100%.

Third Quarter Summary

  •
  Net Sales were $4.9 Billion:    Our net sales were $4.9 billion in the third quarter of 2010, up 13% compared to net sales of $4.3 billion in the third quarter of 2009. Compared to the year-ago quarter, net sales increased 20% in the Mobile Devices segment, increased 9% in the Enterprise Mobility Solutions segment and increased 5% in the Home segment.

  •
  Operating Earnings were $225 Million:    We had operating earnings of $225 million in the third quarter of 2010, compared to incurring an operating loss of $11 million in the third quarter of 2009. Operating margin was 4.6% of net sales in the third quarter of 2010, compared to (0.3)% of net sales in the third quarter of 2009.

  •
  Earnings from Continuing Operations were $7 Million, or $0.00 per Share:    We had earnings from continuing operations of $7 million, or $0.00 per diluted common share, in the third quarter of 2010, compared to a loss from continuing operations of $90 million, or $0.04 per diluted common share, in the third quarter of 2009.

  •
  Operating Cash Flow was $915 million in the first nine months of 2010:    We generated cash from operating activities of $915 million in the first nine months of 2010, compared to using $777 million of cash for operating activities in the first nine months of 2009. The cash generated from operating activities was primarily driven by: (i) income from continuing operations (adjusted for non-cash items) of $932 million, and (ii) a $740 million increase in accounts payable and accrued liabilities, partially offset by: (i) a $305 million increase in accounts receivable, and (ii) a $257 million increase in inventories.

        Highlights for each of our business segments were as follows:

  •
  In Mobile Devices:    Net sales were $2.0 billion in the third quarter of 2010, an increase of 20% compared to net sales of $1.7 billion in the third quarter of 2009. On a geographic basis, net sales increased in North America, the Europe, Middle East and Africa region ("EMEA") and Asia and decreased in Latin America compared to the year-ago quarter. The increase in net sales was primarily driven by a 78% increase in average selling price ("ASP"), partially offset by a 33% decrease in unit shipments. We shipped 9.1 million handsets in the third quarter of 2010, a 10% increase sequentially compared to shipments of 8.3 million handsets in the second quarter of 2010. We shipped 3.8 million Android-based smartphones in the third quarter of 2010, a 41% increase sequentially compared to shipments of 2.7 million in the second quarter of 2010.

  •
  In Home:    Net sales were $912 million in the third quarter of 2010, an increase of 5% compared to net sales of $866 million in the third quarter of 2009. The increase in net sales in the Home segment reflects higher net sales of video and access infrastructure equipment. Net sales of set-top boxes remained consistent as the 5% increase in shipments of set-top boxes to 3.5 million units was offset by a lower ASP due to competitive pricing pressures. On a geographic basis, net sales increased in Latin America and Asia and decreased in EMEA. Net sales in North America were consistent compared to the year-ago quarter.

  •
  In Enterprise Mobility Solutions:    Net sales were $1.9 billion in the third quarter of 2010, an increase of 9% compared to net sales of $1.8 billion in the third quarter of 2009. The increase in net sales reflects a 21% increase in net sales to the commercial enterprise market and a 1% increase in net sales to the government and public safety market. On a geographic basis, net sales increased in all regions compared to the year-ago quarter.

Recent Developments

        On July 1, 2010, an initial registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission in connection with the Company's planned separation into two independent, publicly traded companies. Amendments to the initial registration statement were filed on August 31, 2010 and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

October 8, 2010. The Mobile Devices and Home businesses are planned to be separated from Motorola, Inc. and operate as Motorola Mobility. The Company intends to effect the separation through a tax-free stock dividend of shares of Motorola Mobility to Motorola, Inc. shareholders (the "Distribution"). The Distribution is planned for the first quarter of 2011. Completion of the Distribution is subject to a number of conditions, including, among others, confirmation of the tax-free nature of the transaction, as well as effectiveness of the Form 10 registration statement.

        On July 19, 2010, the Company announced that Nokia Siemens Networks B.V. would acquire the majority of our Networks infrastructure assets for $1.2 billion in cash. This includes our GSM, CDMA, WiMAX and LTE businesses. We will retain our iDEN infrastructure business, substantially all the patents related to the Networks business, and various other assets, including: (i) $150 million of accounts receivable, (ii) cash and (iii) certain customer financing notes. We expect the transaction to close by early 2011, subject to customary closing conditions, including regulatory approvals. On September 30, 2010, the Company filed a Form 8-K to present previously reported selected GAAP financial information of the Company for fiscal years 2007, 2008 and 2009 and for the first half of 2010 in a reclassified format to reflect: (i) the presentation of certain portions of the Company's Networks business as discontinued operations as a result of the Company's announcement of an agreement to sell a majority of the assets and liabilities of its Networks business to Nokia Siemens Networks, (ii) the reclassification of the operating results of previously disposed businesses, which were deemed to be immaterial at the time of their disposition, from the Enterprise Mobility Solutions segment to discontinued operations, and (iii) the resulting revised presentation of the Company's operating business segments.

        After the completion of the Networks asset sale to Nokia Siemens Networks and the separation, Motorola, Inc. will change its name to Motorola Solutions and be comprised of the Company's Enterprise Mobility Solutions business, which will include the iDEN infrastructure business.

Looking Forward

        In our Mobile Devices business, while we expect the overall global mobile device market to remain intensely competitive, we expect annual growth in total industry mobile device demand over the next several years, particularly in smartphones. Our strategy is focused on developing and marketing a comprehensive smartphone portfolio and strengthening our position in priority markets. Our smartphone portfolio focus will be on the following: (i) differentiating our products using MOTOBLUR™, our proprietary applications and services suite, (ii) enhancing the ecosystem using our Motorola developer network ("MotoDEV") application development program, and (iii) providing a smartphone portfolio across multiple price points for a broad array of carrier, distributor and retail customers. Our market priorities continue to be primarily North America, China, and Latin America, followed by Western Europe and other strategic markets. Our mid- to high-tier feature phone portfolio will continue to be more limited than in prior years given the declining opportunity in this segment of the handset market. For lower-priced, voice-centric mobile devices, we are partnering with third-party original design manufacturers, primarily in Asia, to deliver a handset portfolio to meet certain customer requirements and extend our brand. With growth in the mobile device market, particularly in smartphones, and by accelerating our speed to market, providing rich consumer experiences and building our brand, we expect to continue to improve our financial performance.

        In our Home business, demand for set-top boxes has contracted in 2010 compared to 2009 due primarily to adverse market conditions, particularly in the U.S. Growth in market demand may require improved market conditions and may be driven by increased consumer demand for high definition TV, whole-home network solutions, 3D-TV, advanced interactive services and converged experiences. Analog to digital transitions are still underway, particularly outside North America, and consumer demand is expected to drive infrastructure needs for more bandwidth, optimized networks and storage, and services. We will continue to leverage our position in set-top boxes and video delivery systems and prioritize our product portfolio and research and development efforts to ensure that we are well positioned for emerging opportunities in this marketplace.

        We believe the combination of the Mobile Devices and Home businesses will allow us to address opportunities resulting from the convergence of mobility, media, computing and the Internet. This includes demand for innovative smartphone devices, uniform, multi-screen experiences and interactive personalized user driven services in the home and on mobile devices. The Mobile Devices and Home businesses have core strengths in intellectual property, end-to-end solutions, design, operator relationships and a global brand which uniquely positions the combined entity to capitalize on these opportunities.

        In our Enterprise Mobility Solutions business, we have market leading positions in both mission critical and business critical communications solutions for customers around the world. While many government customers

34	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continue to face challenging economic environments, demand levels have remained resilient. We believe that these customers will continue to place a high priority on mission critical communications and homeland security products and solutions. Conditions in our commercial enterprise market have improved compared to 2009. This has resulted in a more stable environment and increased demand trends as many of our customers upgrade their technology to improve supply chain efficiencies, increase productivity of associates and improve end-customer buying experiences. We believe that our prioritized investments in next generation products and solutions, our comprehensive portfolio and market leadership make our Enterprise Mobility Solutions business well positioned for profitable growth.

        Due to increased demand for products, many electronic manufactures are experiencing shortages for certain components. We continue to work closely with our suppliers to secure adequate supply. If demand for our products increases from our current expectations, we may experience periodic supply shortages.

        We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, and changes in regulatory requirements, among other matters, can introduce volatility into our businesses. We face challenging, but relatively stable, global economic conditions with more limited visibility than historical norms. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that will advance the way the world connects by simplifying and personalizing communications and enhancing mobility.

Results of Operations

	Three Months Ended				Nine months Ended
(Dollars in millions, except per share amounts)	October 2, 2010	% of Sales	October 3, 2009	% of Sales	October 2, 2010	% of Sales	October 3, 2009	% of Sales

Net sales	$4,890		$4,336		$13,619		$13,361
Costs of sales	3,110	63.6%	2,897	66.8%	8,754	64.3%	9,348	70.0%

Gross margin	1,780	36.4%	1,439	33.2%	4,865	35.7%	4,013	30.0%

Selling, general and administrative expenses	810	16.6%	718	16.6%	2,423	17.8%	2,250	16.8%
Research and development expenditures	637	13.0%	621	14.3%	1,889	13.9%	1,950	14.6%
Other charges (income)	108	2.2%	111	2.6%	142	1.0%	393	2.9%

Operating earnings (loss)	225	4.6%	(11)	(0.3)%	411	3.0%	(580)	(4.3)%

Other income (expense):
Interest expense, net	(29)	(0.6)%	(49)	(1.1)%	(100)	(0.7)%	(113)	(0.9)%
Gains on sales of investments and businesses, net	4	0.1%	21	0.5%	44	0.3%	21	0.2%
Other	5	0.1%	(66)	(1.5)%	(26)	(0.2)%	49	0.3%

Total other income (expense)	(20)	(0.4)%	(94)	(2.1)%	(82)	(0.6)%	(43)	(0.4)%

Earnings (loss) from continuing operations before income taxes	205	4.2%	(105)	(2.4)%	329	2.4%	(623)	(4.7)%
Income tax expense (benefit)	196	4.1%	(25)	(0.6)%	278	2.1%	(229)	(1.8)%

	9	0.1%	(80)	(1.8)%	51	0.3%	(394)	(2.9)%
Less: Earnings attributable to non-controlling interests	2	0.0%	10	0.3%	4	0.0%	24	0.2%

Amounts attributable to Motorola, Inc. common shareholders:
Earnings (loss) from continuing operations	7	0.1%	(90)	(2.1)%	47	0.3%	(418)	(3.1)%
Earnings from discontinued operations, net of tax	102	2.1%	102	2.4%	293	2.2%	225	1.7%

Net earnings (loss)	$109	2.2%	$12	0.3%	$340	2.5%	$(193)	(1.4)%

Earnings (loss) per diluted common share:
Continuing operations	$0.00		$(0.04)		$0.02		$(0.18)
Discontinued operations	0.05		0.05		0.12		0.10

	$0.05		$0.01		$0.14		$(0.08)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Results of Operations—Three months ended October 2, 2010 compared to three months ended October 3, 2009

Net Sales

        Net sales were $4.9 billion in the third quarter of 2010, up 13% compared to net sales of $4.3 billion in the third quarter of 2009. The increase in net sales reflects: (i) a $342 million, or 20%, increase in net sales in the Mobile Devices segment, (ii) a $153 million, or 9%, increase in net sales in the Enterprise Mobility Solutions segment, and (iii) a $46 million, or 5%, increase in net sales in the Home segment. The 20% increase in net sales in the Mobile Devices segment was primarily driven by a 78% increase in average selling price ("ASP"), partially offset by a 33% decrease in unit shipments. The 9% increase in net sales in the Enterprise Mobility Solutions segment reflects a 21% increase in net sales to the commercial enterprise market and a 1% increase in net sales to the government and public safety market. The 5% increase in net sales in the Home segment reflects higher net sales of video and access infrastructure while net sales of set-top boxes remained consistent with the year-ago quarter.

Gross Margin

        Gross margin was $1.8 billion, or 36.4% of net sales, in the third quarter of 2010, compared to $1.4 billion, or 33.2% of net sales, in the third quarter of 2009. Gross margins have increased in all segments.

        The increase in gross margin as a percentage of net sales in the third quarter of 2010 compared to the third quarter of 2009 reflects an increase in gross margin percentage in the Mobile Devices and Home segments and a slight decrease in the Enterprise Mobility Solutions segment. The Company's overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased 13% to $810 million, or 16.6% of net sales, in the third quarter of 2010, compared to $718 million, or 16.6% of net sales, in the third quarter of 2009. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices and Enterprise Mobility Solutions segments. The increase in the Mobile Devices and Enterprise Mobility Solutions segments were primarily due to increased selling and marketing expenses related to the increase in net sales. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased slightly in the Home segment.

Research and Development Expenditures

        Research and development ("R&D") expenditures increased 3% to $637 million, or 13.0% of net sales, in the third quarter of 2010, compared to $621 million, or 14.3% of net sales, in the third quarter of 2009. The increase in R&D expenditures reflects higher R&D expenditures in the Enterprise Mobility Solutions and Mobile Devices segments, partially offset by lower R&D expenditures in the Home segment. The increases in R&D expenditures in the Enterprise Mobility Solutions and Mobile Devices segments were primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. The decrease in R&D expenditures in the Home segment is primarily due to savings from cost-reduction initiatives.

        R&D expenditures as a percentage of net sales decreased in the Mobile Devices and Home segments and remained flat in the Enterprise Mobility Solutions segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

        The Company recorded net charges of $108 million in Other charges (income) in the third quarter of 2010, compared to net charges of $111 million in the third quarter of 2009. The net charges in the third quarter of 2010 included: (i) $65 million of charges relating to the amortization of intangibles, (ii) $44 million of separation-related transaction costs, and (iii) $36 million of net reorganization of business charges included in Other charges (income), partially offset by a $37 million gain related to intellectual property reserve adjustments. The charges in the third quarter of 2009 included: (i) $69 million of charges relating to the amortization of intangibles, (ii) a $23 million charge related to an environmental reserve, and (iii) $19 million of separation-

36	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related transaction costs. The net reorganization of business charges are discussed in further detail in the "Reorganization of Businesses" section.

Net Interest Expense

        Net interest expense was $29 million in the third quarter of 2010, compared to net interest expense of $49 million in the third quarter of 2009. Net interest expense in the third quarter of 2010 included interest expense of $48 million, partially offset by interest income of $19 million. Net interest expense in the third quarter of 2009 includes interest expense of $62 million, partially offset by interest income of $13 million. The decrease in net interest expense in 2010 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the third quarter of 2010 compared to the third quarter of 2009.

Gains on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $4 million in the third quarter of 2010, compared to gains on sales of investments and businesses of $21 million in the third quarter of 2009. In the third quarter of 2010 and 2009, the net gains were primarily comprised of gains related to sales of certain of the Company's equity investments.

Other

        Net Other income was $5 million in the third quarter of 2010, compared to net Other expense of $66 million in the third quarter of 2009. The net charges in the third quarter of 2009 were primarily comprised of: (i) $31 million of investment impairments, (ii) a $22 million foreign currency loss, and (iii) an $8 million loss from the Sigma Fund investments.

Effective Tax Rate

        The Company recorded $196 million of net tax expense in the third quarter of 2010, resulting in an effective tax rate on continuing operations of 96%, compared to $25 million of net tax benefits in the third quarter of 2009, resulting in an effective tax rate of 24%. The Company's effective tax rate in the third quarter of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to: (i) an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings related to the realignment of the Company's capital structure, and (ii) certain separation-related transaction costs incurred for which the Company recorded no tax benefit.

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

Earnings (Loss) from Continuing Operations

        The Company had net earnings from continuing operations before income taxes of $205 million in the third quarter of 2010, compared with a net loss from continuing operations before income taxes of $105 million in the third quarter of 2009. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $7 million, or $0.00 per diluted share, in the third quarter of 2010, compared to a net loss from continuing operations of $90 million, or $0.04 per diluted share, in the third quarter of 2009.

        The improvement in the earnings from continuing operations before income taxes in the third quarter of 2010 compared to the third quarter of 2009 was primarily attributable to a $341 million increase in gross margin. The increase in gross margin was partially offset by: (i) a $92 million increase in SG&A expenses, (ii) a $71 million decrease in Other income, as presented in Other income (expense), (iii) a $17 million decrease in gains on the sale of investments and businesses, and (iv) a $16 million increase in R&D expenditures.

Earnings from Discontinued Operations

        During the third quarter of 2010, the Company announced that Nokia Siemens Networks B.V. would acquire the majority of our Networks infrastructure assets. After taxes, the Company had earnings from discontinued operations of $102 million, or $0.05 per diluted share, in the third quarter of 2010, compared to earnings from discontinued operations of $102 million, or $0.05 per diluted share, in the third quarter of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

Results of Operations—Nine months ended October 2, 2010 compared to nine months ended October 3, 2009

Net Sales

        Net sales were $13.6 billion in the first nine months of 2010, a 2% increase compared to net sales of $13.4 billion in the first nine months of 2009. The increase in net sales reflects: (i) a $425 million, or 8%, increase in net sales in the Enterprise Mobility Solutions segment, and (ii) a $77 million, or 1%, increase in net sales in the Mobile Devices segment, partially offset by a $268 million, or 9%, decrease in net sales in the Home segment. The 8% increase in net sales in the Enterprise Mobility Solutions segment reflects a 17% increase in net sales to the commercial enterprise market and a 3% increase in net sales to the government and public safety market. The 1% increase in net sales in the Mobile Devices segment was primarily driven by a 67% increase in average selling price ("ASP"), partially offset by a 40% decrease in unit shipments. The 9% decrease in net sales in the Home segment reflects a 20% decrease in net sales of set-top boxes, partially offset by higher net sales of video and access infrastructure equipment.

Gross Margin

        Gross margin was $4.9 billion, or 35.7% of net sales, in the first nine months of 2010, compared to $4.0 billion, or 30.0% of net sales, in the first nine months of 2009. The increase in gross margin reflects: (i) a significant increase in the Mobile Devices segment, and (ii) increases in the Enterprise Mobility Solutions and Home segments.

        The increase in gross margin in the Mobile Devices segment was primarily driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 1% increase in net sales. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 8% increase in net sales and a favorable product mix. The increase in gross margin in the Home segment was due to a favorable product margin mix across all product lines.

        The increase in gross margin as a percentage of net sales in the first nine months of 2010 compared to the first nine months of 2009 reflects an increase in gross margin percentage in all segments. The Company's overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased 8% to $2.4 billion, or 17.8% of net sales, in the first nine months of 2010, compared to $2.3 billion, or 16.8% of net sales, in the first nine months of 2009. The increase in SG&A expenses reflects higher SG&A expenses in all segments. The increase in the Enterprise Mobility Solutions segment was primarily due to increased selling and marketing expenses related to the increase in net sales. The increase in the Mobile Devices segment was primarily driven by an increase in marketing expenses. The slight increase in the Home segment were primarily due to increased expenditures on information technology upgrades. SG&A expenses as a percentage of net sales increased in all segments.

Research and Development Expenditures

        Research and development ("R&D") expenditures decreased 3% to $1.9 billion, or 13.9% of net sales, in the first nine months of 2010, compared to $2.0 billion, or 14.6% of net sales, in the first nine months of 2009. The decrease in R&D expenditures reflects lower R&D expenditures in the Mobile Devices and Home segments, partially offset by increased R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in R&D expenditures in the Mobile Devices and Home segments are primarily due to savings from cost-reduction initiatives. The increase in R&D expenditures in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies.

        R&D expenditures as a percentage of net sales decreased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

        The Company recorded net charges of $142 million in Other charges in the first nine months of 2010, compared to net charges of $393 million in the first nine months of 2009. The charges in the first nine months of

38	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 included: (i) $193 million of charges relating to the amortization of intangibles, (ii) $174 million of separation-related transaction costs, and (iii) $69 million of net reorganization of business charges included in Other charges, partially offset by: (i) $294 million of gains related to legal settlements and intellectual property reserve adjustments. The charges in the first nine months of 2009 included: (i) $209 million of charges relating to the amortization of intangibles, (ii) $197 million of net reorganization of business charges included in Other charges, (iii) $23 million of charges related to an environmental reserve, and (iv) $19 million of separation-related transaction costs, partially offset by income of $55 million related to collections received on a legal settlement.

Net Interest Expense

        Net interest expense was $100 million in the first nine months of 2010, compared to net interest expense of $113 million in the first nine months of 2009. Net interest expense in the first nine months of 2010 included interest expense of $167 million, partially offset by interest income of $67 million. Net interest expense in the first nine months of 2009 includes interest expense of $171 million, partially offset by interest income of $58 million. The decrease in net interest expense in 2010 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the first nine months of 2010 and the absence of a reversal of approximately $8 million of interest expense accruals that were no longer needed as a result of the settlement of certain tax audits during 2009.

Gains on Sales of Investments and Businesses

        Gains on sales of investments and businesses were $44 million in the first nine months of 2010, compared to a gain on sales of investments and businesses of $21 million in the first nine months of 2009. In the first nine months of 2010, the net gain was primarily comprised of a $31 million gain on the sale of a single investment. In the first nine months of 2009, the net gain primarily relates to sales of certain of the Company's equity investments.

Other

        Net Other expense was $26 million in the first nine months of 2010, compared to net Other income of $49 million in the first nine months of 2009. The net Other expense in the first nine months of 2010 was primarily comprised of: (i) $20 million of investment impairments, (ii) a $19 million foreign currency loss, and (iii) a $12 million loss from the extinguishment of debt, partially offset by a $15 million gain from Sigma Fund investments. The net income in the first nine months of 2009 was primarily comprised of: (i) a $67 million gain related to the extinguishment of a portion of the Company's outstanding long-term debt, and (ii) $67 million of gains from Sigma Fund investments, partially offset by: (i) $64 million of other-than-temporary investment impairment charges, and (ii) a $27 million foreign currency loss.

Effective Tax Rate

        The Company recorded $278 million of net tax expense in the first nine months of 2010, resulting in an effective tax rate on continuing operations of 84%, compared to $229 million of net tax benefits in the first nine months of 2009, resulting in an effective tax rate of 37%. The Company's effective tax rate in the first nine months of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to: (i) an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings related to the realignment of the Company's capital structure (ii) a non-cash tax charge related to the Medicare Part D subsidy tax law change, and (iii) certain separation-related transaction costs incurred for which the Company recorded no tax benefit, partially offset by reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

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

Earnings (Loss) from Continuing Operations

        The Company had net earnings from continuing operations before income taxes of $329 million in the first nine months of 2010, compared with a net loss from continuing operations before income taxes of $623 million in the first nine months of 2009. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $47 million, or $0.02 per diluted share, in the first nine months of 2010, compared to a net loss from continuing operations of $418 million, or $0.18 per diluted share, in the first nine months of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

        The improvement in the earnings (loss) from continuing operations before income taxes in the first nine months of 2010 compared to the first nine months of 2009 was primarily attributable to: (i) a $852 million increase in gross margin, (ii) a $251 million decrease in Other charges, (iii) a $61 million decrease in R&D expenditures, (iv) a $23 million increase in gains on the sale of investments and businesses, and (v) a $13 million decrease in net interest expense. These improvements were partially offset by: (i) an $173 million increase in SG&A expenses, and (ii) a $75 million decrease in net Other income, as presented in Other income (expense).

Earnings from Discontinued Operations

        During the third quarter of 2010, the Company announced that Nokia Siemens Networks B.V. would acquire the majority of our Networks infrastructure assets. During the second quarter of 2010, the Company completed the sale of our Israel-based wireless network operator. During the first quarter of 2009, the Company completed the sales of: (i) Good Technology, and (ii) the Company's former biometrics business unit, which included its Printrak trademark.

        After taxes, the Company had earnings from discontinued operations of $293 million, or $0.12 per diluted share, in the first nine months of 2010, compared to earnings from discontinued operations of $225 million, or $0.10 per diluted share, in the first nine months of 2009.

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

        The Company expects to realize cost-saving benefits of approximately $43 million during the remaining three months of 2010 from the plans that were initiated during the first nine months of 2010, representing: (i) $18 million of savings in R&D expenditures, (ii) $14 million of savings in SG&A expenses, and (iii) $11 million of savings in Costs of sales. Beyond 2010, the Company expects the reorganization plans initiated during the first nine months of 2010 to provide annualized cost savings of approximately $183 million, representing: (i) $80 million of savings in R&D expenditures, (ii) $55 million of savings in SG&A expenses, and (iii) $48 million of savings in Cost of sales.

2010 Charges

        During the nine months ended October 2, 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company's business segments were impacted by these plans. The employees affected were located in all geographic regions.

        During the three months ended October 2, 2010, the Company recorded net reorganization of business charges of $46 million, including $10 million of charges in Costs of sales and $36 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $46 million are charges of $39 million for employee separation costs and $15 million for exit costs, partially offset by $8 million of reversals for accruals no longer needed.

        During the nine months ended October 2, 2010, the Company recorded net reorganization of business charges of $91 million, including $22 million of charges in Costs of sales and $69 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $91 million are charges of $100 million for employee separation costs and $15 million for exit costs, partially offset by $24 million of reversals for accruals no longer needed.

40	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table displays the net charges incurred by business segment:

October 2, 2010	Three Months Ended	Nine months Ended

Mobile Devices	$13	$30
Home	5	15
Enterprise Mobility Solutions	27	43

	45	88
Corporate	1	3

	$46	$91

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to October 2, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at October 2, 2010

Exit costs	$57	$15	$(5)	$(27)	$40
Employee separation costs	65	100	(20)	(82)	63

	$122	$115	$(25)	$(109)	$103

Exit Costs

        At January 1, 2010, the Company had an accrual of $57 million for exit costs attributable to lease terminations. The additional 2010 charges were $15 million. The adjustments of $5 million primarily reflect reversals of accruals no longer needed. The $27 million used in 2010 reflects cash payments. The remaining accrual of $40 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 2, 2010, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2010, the Company had an accrual of $65 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who began receiving payments in 2010. The 2010 additional charges of $100 million represent severance costs for approximately an additional 2,200 employees, of which 700 were direct employees and 1,500 were indirect employees.

        The adjustments of $20 million reflect: (i) $19 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments.

        During the first nine months of 2010, approximately 1,400 employees, of which 400 were direct employees and 1,000 were indirect employees, were separated from the Company. The $82 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $63 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 2, 2010, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 1,700 employees to be separated in 2010.

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

        During the three months ended October 3, 2009, the Company recorded net reorganization of business charges of $2 million in Costs of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $2 million are charges of $19 million for employee separation costs and $8 million for exit costs, partially offset by $25 million of reversals for accruals no longer needed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

        During the nine months ended October 3, 2009, the Company recorded net reorganization of business charges of $245 million, including $48 million of charges in Costs of sales and $197 million of charges under Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $245 million are charges of $259 million for employee separation costs, $30 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $62 million of reversals for accruals no longer needed.

        The following table displays the net charges incurred by business segment:

October 3, 2009	Three Months Ended	Nine months Ended

Mobile Devices	$—	$161
Home	2	17
Enterprise Mobility Solutions	5	41

	7	219
Corporate	(5)	26

	$2	$245

        The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to October 3, 2009:

	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at October 3, 2009

Exit costs	$78	$30	$(8)	$(41)	$59
Employee separation costs	153	259	(48)	(304)	60

	$231	$289	$(56)	$(345)	$119

Exit Costs

        At January 1, 2009, the Company had an accrual of $78 million for exit costs attributable to lease terminations. The additional 2009 charges of $30 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $8 million reflected: (i) $7 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $41 million used in 2009 reflected cash payments. The remaining accrual of $59 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 3, 2009, represented future cash payments primarily for lease termination obligations and was expected to be paid over a number of years.

Employee Separation Costs

        At January 1, 2009, the Company had an accrual of $153 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $259 million represented severance costs for approximately an additional 6,700 employees, of which 2,100 were direct employees and 4,600 were indirect employees.

        The adjustments of $48 million reflect $55 million of reversals of accruals no longer needed, partially offset by $7 million of translation adjustments.

        During the nine months ended October 3, 2009, approximately 7,400 employees, of which 2,800 were direct employees and 4,600 were indirect employees, were separated from the Company. The $304 million used in 2009 reflected cash payments to these separated employees. The remaining accrual of $60 million, which was included in Accrued liabilities in the Company's condensed consolidated balance sheets at October 3, 2009, was expected to be paid to approximately 1,000 separated employees.

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

42	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

        The Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.8 billion at October 2, 2010, compared to $2.9 billion at December 31, 2009. At October 2, 2010, $1.1 billion of this amount was held in the U.S. and $2.7 billion was held by the Company or its subsidiaries in other countries. At October 2, 2010, restricted cash was $224 million (including $159 million held outside the U.S.), compared to $206 million (including $143 million held outside the U.S.) at December 31, 2009.

        The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the nine months of 2010, the Company repatriated $1.0 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $2.7 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company's condensed consolidated statements of operations, given the U.S. Federal tax provisions previously accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

        In the first nine months of 2010, the cash provided by operating activities was $915 million, compared to $777 million of cash used for operating activities in the first nine months of 2009. The primary contributors to the cash provided in the first nine months of 2010 were: (i) income from continuing operations (adjusted for net non-cash charges) of $932 million, and (ii) a $740 million increase in accounts payable and accrued liabilities, partially offset by: (i) a $305 million increase in accounts receivable, and (ii) a $257 million increase in inventories.

        Accounts Receivable:     The Company's net accounts receivable were $3.2 billion at October 2, 2010, compared to $2.8 billion at December 31, 2009. The increase in the Company's net accounts receivable was driven by higher net accounts receivables in all segments. The Company's businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. See related discussion below under "Sales of Receivables".

        Inventory:     The Company's net inventory was $1.4 billion at October 2, 2010, compared to $1.1 billion at December 31, 2009. The increase in the Company's net inventory was driven by higher net inventory in all segments. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

        Accounts Payable:     The Company's accounts payable were $2.4 billion at October 2, 2010, compared to $2.0 billion at December 31, 2009. The increase in the Company's accounts payable was driven by higher accounts payable in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company's levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

        Reorganization of Businesses:     The Company has implemented reorganization of businesses plans. Cash payments for employee severance and exit costs in connection with a number of these plans were $109 million in the first nine months of 2010, as compared to $345 million in the first nine months of 2009. Of the $103 million of reorganization of businesses accruals at October 2, 2010, $63 million relate to employee separation costs and are generally expected to be paid within one year. The remaining $40 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

        Benefit Plan Contributions:     During the first nine months of 2010, the Company contributed $34 million to its non-U.S. plans and contributed $100 million to its U.S. Regular Pension Plan. An additional contribution of $50 million was made to the Company's U.S. Regular Pension Plan subsequent to the nine month period ended October 2, 2010. The Company expects to make no additional contributions to its U.S. Regular Pension Plan during the remainder of 2010; however, the Company has not yet established the level of contributions for 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

The Company expects to make additional cash contributions of approximately $11 million to its non-U.S. plans and no cash contributions to its retiree health care plan during the remainder of 2010.

Investing Activities

        Net cash provided by investing activities was $50 million in the first nine months of 2010, compared to net cash provided of $426 million in the first nine months of 2009. This $376 million change was primarily due to: (i) a $194 million decrease in proceeds from sales of short-term investments, (ii) a $68 million decrease in cash received from net sales of Sigma Fund investments, and (iii) a $57 million decrease in proceeds from sales of investments and businesses.

        Sigma Fund:     The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the "Sigma Fund") that is designed to provide investment returns similar to a money market fund. The Company had net proceeds from sales of $30 million of Sigma Fund investments in the first nine months of 2010, compared to $98 million in net proceeds received from sales of the Sigma Fund investments in the first nine months of 2009. The aggregate fair value of Sigma Fund investments was $5.1 billion at October 2, 2010 (including $2.1 billion held by the Company or its subsidiaries outside the U.S.), compared to $5.2 billion at December 31, 2009 (including $2.3 billion held by the Company or its subsidiaries outside the U.S.).

        The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund's investment policies, except for debt obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund's investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and defaulted securities) was 15 days at October 2, 2010, compared to 15 days at December 31, 2009.

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

        At October 2, 2010, $5.0 billion of the Sigma Fund investments were classified as current in the Company's condensed consolidated balance sheets, compared to $5.1 billion at December 31, 2009. The weighted average maturity of the Sigma Fund investments classified as current was 1 month (excluding defaulted securities) at October 2, 2010, compared to 1 month (excluding cash of $202 million and defaulted securities) at December 31, 2009. At October 2, 2010, approximately 98% of the Sigma Fund investments were invested in U.S. government, agency and government-sponsored enterprise obligations. This reflects a strategic decision by the Company to prioritize capital preservation rather than returns.

        During the first nine months of 2010, the Company recorded a gain from the Sigma Fund investments of $15 million in Other income (expense) in the condensed consolidated statement of operations, compared to a gain from the Sigma Fund investments of $67 million during the first nine months of 2009.

        Securities with a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company's condensed consolidated balance sheets. At October 2, 2010, $105 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 102 months. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current.

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

44	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Strategic Acquisitions and Investments:     The Company used net cash for acquisitions and new investment activities of $72 million in the first nine months of 2010, compared to net cash used of $30 million in the first nine months of 2009. The cash used in the first nine months of 2010 and 2009 were for small strategic investments across the Company.

        Capital Expenditures:     Capital expenditures were $180 million in the first nine months of 2010, compared to $144 million in the first nine months of 2009. The Company's emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

        Sales of Investments and Businesses:     The Company received $249 million in net proceeds from the sales of investments and businesses in the first nine months of 2010, compared to proceeds of $306 million in the first nine months of 2009. The $249 million in proceeds in the first nine months of 2010 were primarily comprised of the sale of a single investment and the Company's Israel-based wireless network operator business. The $306 million in proceeds in the first nine months of 2009 was primarily comprised of net proceeds received in connection with sales of certain of the Company's equity investments, and the sales of (i) Good Technology and (ii) the biometrics business.

        Investments:     In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At October 2, 2010, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $35 million, which represented a cost basis of $18 million and a net unrealized gain of $17 million. At December 31, 2009, the Company's available-for-sale equity securities portfolio had an approximate fair market value of $147 million, comprised of a cost basis of $37 million and a net unrealized gain of $110 million.

Financing Activities

        Net cash provided by financing activities was $62 million in the first nine months of 2010, compared to $344 million used in the first nine months of 2009. Cash provided by financing activities in the first nine months of 2010 was primarily comprised of: (i) $398 million of distributions from discontinued operations, and (ii) $152 million of net cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan, partially offset by $484 million of cash used for the repurchase of long-term debt.

        Net cash provided by financing activities in the first nine months of 2009 was primarily comprised of: (i) $543 million of distributions from discontinued operations, and (ii) $110 million of cash received from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan, partially offset by: (i) $130 million of cash used for the repurchase of debt, (ii) $114 million of cash used to pay dividends, and (iii) $71 million of cash used for the repayment of short-term borrowings.

        Short-Term Debt:     At October 2, 2010, the Company's outstanding notes payable and current portion of long-term debt was $532 million, compared to $536 million at December 31, 2009. Net cash used for the repayment of short-term borrowings was $4 million in the first nine months of 2010, compared to repayment of $71 million of short-term borrowings in the first nine months of 2009.

        Long-term Debt:     October 2, 2010, the Company had outstanding long-term debt of $2.9 billion, compared to $3.4 billion at December 31, 2009.

        During the nine months ended October 2, 2010, the Company repurchased $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025, (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028, (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

        During the first nine months of 2009, the Company repurchased $199 million of its outstanding long-term debt for a purchase price of $129 million, excluding approximately $4 million of accrued interest. The

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

        Payment of Dividends:     During the first nine months of 2010, the Company did not pay cash dividends to holders of its common stock. During the first nine months of 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly cash dividends on the Company's common stock.

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

Long-Term Customer Financing Commitments

        Outstanding Commitments:     Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $297 million and $444 million at October 2, 2010 and December 31, 2009, respectively. Of these amounts, $45 million and $13 million were supported by letters of credit or by bank commitments to purchase long-term receivables at October 2, 2010 and December 31, 2009, respectively. The majority of the outstanding commitments at October 2, 2010 are to a small number of network operators in the Middle East region. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

        Guarantees of Third-Party Debt:     In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million at both October 2, 2010 and December 31, 2009 (including $28 million and $27 million at October 2, 2010 and December 31, 2009, respectively, relating to the sale of short-term receivables). Customer

46	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financing guarantees outstanding were $4 million at both October 2, 2010 and December 31, 2009 (including $2 million at both October 2, 2010 and December 31, 2009, relating to the sale of short-term receivables).

        Outstanding Long-Term Receivables:     The Company had net long-term receivables of $209 million (net of allowances for losses of $3 million) at October 2, 2010, compared to net long-term receivables of $117 million (net of allowances for losses of $9 million) at December 31, 2009. These long-term receivables are generally interest bearing, with interest rates ranging from 2% to 12%.

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

        As of October 2, 2010 and December 31, 2009, the Company had a $200 million revolving facility for the sale of accounts receivable due from U.S. customers of our Enterprise Mobility Solutions segment, of which $0 million and $60 million, respectively, were utilized.

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

        Total sales of accounts receivable and long-term receivables were $490 million and $383 million during the three month periods ended October 2, 2010 and October 3, 2009, respectively, and $1.5 billion and $1.0 billion for the nine month periods ended October 2, 2010 and October 3, 2009, respectively. During the three month period ended October 2, 2010, cash proceeds related to accounts receivable sold during the period were $212 million, and cash proceeds related to accounts receivable sold in the prior period were $319 million. During the three month period ended October 2, 2009, cash proceeds related to accounts receivable sold were $383 million. During the nine month periods ended October 2, 2010 and October 3, 2009, cash proceeds related to accounts receivable sold were $1.2 billion and $1.0 billion, respectively. As of October 2, 2010, the Company is due $278 million under the deferred payment provisions of the committed facility discussed above. As of October 2, 2010, the Company retained servicing obligations for $355 million of sold accounts receivables and $261 million of sold long-term receivables. As of December 31, 2009, the Company retained servicing obligation for $195 million of sold accounts receivables and $297 million of sold long-term receivables at December 31, 2009.

        Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company's total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $27 million at both October 2, 2010 and December 31, 2009.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

intellectual property indemnities given the current legal climate. In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances the Company may have recourse against third parties for certain payments made by the Company.

        Intellectual Property Matters:     During the three months ended October 2, 2010, the Company entered into a settlement agreement with another company to resolve certain intellectual property disputes. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent properties. The settlement is subject to the dismissal of existing arbitration between the parties by a third-party panel. The dismissal by the third-party panel is expected during the three months ended December 31, 2010; in such event, the Company will record a gain for the cash consideration received plus the fair value of the assigned patent properties.

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

Segment Information

        The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended October 2, 2010 and October 3, 2009 as detailed in Note 12, "Segment Information," of the Company's condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended			Nine months Ended
	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Segment net sales	$2,034	$1,692	20%	$5,399	$5,322	1%
Operating loss	(43)	(216)	80%	(148)	(1,048)	86%

        For the third quarter of 2010, the segment's net sales represented 42% of the Company's consolidated net sales, compared to 39% in the third quarter of 2009. For the first nine months of 2010 and 2009, the segment's net sales represented 40% of the Company's consolidated net sales.

Three months ended October 2, 2010 compared to three months ended October 3, 2009

        In the third quarter of 2010, the segment's net sales were $2.0 billion, an increase of 20% compared to net sales of $1.7 billion in the third quarter of 2009. The 20% increase in net sales was primarily driven by a 78% increase in average selling price ("ASP"), partially offset by a 33% decrease in unit shipments. The segment's unit shipments were negatively impacted by a decreased focus on the feature phone portfolio and limited product offerings in the very low-tier, partially offset by higher unit shipments of smartphones. On a geographic basis, net sales increased in North America, the Europe, Middle East and Africa region ("EMEA") and Asia, partially offset by decreased net sales in Latin America.

        The segment had an operating loss of $43 million in the third quarter of 2010, compared to an operating loss of $216 million in the third quarter of 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) the 20% increase in net sales, (ii) a favorable product mix, specifically due to increased sales volume of smartphone devices, and (iii) lower excess inventory and other related charges in 2010 than in 2009. Partially offsetting the increase in gross margin was higher selling, general and administrative ("SG&A") expenses. As a percentage of net sales in the third quarter of 2010 as compared to the third quarter of 2009, gross margin and SG&A expenses increased and research and development ("R&D") expenditures decreased.

48	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Unit shipments in the third quarter of 2010 were 9.1 million units, a 33% decrease compared to shipments of 13.6 million units in the third quarter of 2009 and a 10% increase sequentially compared to shipments of 8.3 million units in the second quarter of 2010. Android-based smartphone shipments in the third quarter of 2010 were 3.8 million, a 41% increase sequentially compared to shipments of 2.7 million in the second quarter of 2010.

        In the third quarter of 2010, ASP increased approximately 78% compared to the third quarter of 2009 and increased approximately 8% compared to the second quarter of 2010. The increase in ASP in the third quarter of 2010 as compared to the second quarter of 2010 was driven by a more favorable product mix. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Nine months ended October 2, 2010 compared to nine months ended October 3, 2009

        In the first nine months of 2010, the segment's net sales were $5.4 billion, an increase of 1% compared to net sales of $5.3 billion in the first nine months of 2009. The 1% increase in net sales was primarily driven by a 67% increase in ASP, partially offset by a 40% decrease in unit shipments. The segment's unit shipments were negatively impacted by a decreased focus on the feature phone portfolio and limited product offerings in the very low-tier, partially offset by higher unit shipments of smartphones. On a geographic basis, net sales increased in North America and EMEA, partially offset by decreased net sales in Latin America and Asia.

        The segment incurred an operating loss of $148 million in the first nine months of 2010, compared to an operating loss of $1.0 billion in the first nine months of 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased sales volume of smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 1% increase in net sales. Also contributing to the decrease in the operating loss were: (i) $228 million of gains related to legal settlements, (ii) lower reorganization of business charges, and (iii) lower R&D expenditures, reflecting savings from cost-reduction initiatives, partially offset by higher SG&A expenses. As a percentage of net sales in the first nine months of 2010 as compared to the first nine months of 2009, gross margin and SG&A expenses increased and R&D expenditures decreased.

        Unit shipments in the first nine months of 2010 were 26.0 million units, a 40% decrease compared to shipments of 43.1 million units in the first nine months of 2009. Android-based smartphone shipments in the first nine months of 2010 were 8.8 million. In the first nine months of 2010, ASP increased approximately 67% compared to the first nine months of 2009 driven by favorable product mix towards smartphones. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

	Three Months Ended			Nine months Ended
	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Segment net sales	$912	$866	5%	$2,636	$2,904	(9)%
Operating earnings	49	20	145%	98	41	139%

        For the third quarter of 2010, the segment's net sales represented 19% of the Company's consolidated net sales, compared to 20% in the third quarter of 2009. For the first nine months of 2010, the segment's net sales represented 19% of the Company's consolidated net sales, compared to 22% in the first nine months of 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49

Three months ended October 2, 2010 compared to three months ended October 3, 2009

        In the third quarter of 2010, the segment's net sales were $912 million, an increase of 5% compared to net sales of $866 million in the third quarter of 2009. The 5% increase in net sales in the Home segment reflects higher net sales of video and access infrastructure equipment. Net sales of set-top boxes remained consistent as the 5% increase in shipments of set-top boxes to 3.5 million units was offset by a lower ASP due to competitive pricing pressures.

        Shipments of high definition ("HD") set-top units increased significantly, primarily due to higher shipments to large telecommunication and cable operators in North America as a result of increased demand. In addition to the increase in unit shipments of HD set-tops, HD/digital video recording (together, "HD/DVR") unit shipments also increased, but to a lesser extent. Partially offsetting these increases is a significant decrease in shipments of standard definition ("SD") set-top units due to lower demand.

        On a geographic basis, net sales increased in Latin America and Asia and decreased in EMEA. Net sales in North America were consistent compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 76% of the segment's net sales in the third quarter of 2010, compared to approximately 80% in the third quarter of 2009.

        The segment had operating earnings of $49 million in the third quarter of 2010, compared to operating earnings of $20 million in the third quarter of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the increase in net sales, and (ii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the third quarter of 2010 as compared to the third quarter of 2009, gross margin increased and SG&A expenses and R&D expenditures decreased.

Nine months ended October 2, 2010 compared to nine months ended October 3, 2009

        In the first nine months of 2010, the segment's net sales were $2.6 billion, a decrease of 9% compared to net sales of $2.9 billion in the first nine months of 2009. The 9% decrease in net sales in the Home segment is primarily attributable to a 20% decrease in net sales of set-top boxes, reflecting: (i) a 13% decrease in shipments of set-top boxes to 9.9 million units, and (ii) a lower ASP due to competitive pricing pressures. The decrease in net sales of set-top boxes was partially offset by higher net sales of video and access infrastructure equipment.

        Shipments of SD set-top units decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. In addition to the decrease in unit shipments of SD set-tops, HD set-top unit shipments also decreased, but to a lesser extent. The decrease in unit shipments of SD and HD set-tops was partially offset by an increase in HD/DVR set-top unit shipments due to increased demand for DVR capabilities.

        On a geographic basis, net sales decreased in North America, Asia and EMEA and increased in Latin America. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 73% of the segment's net sales in the first nine months of 2010, compared to approximately 78% in the first nine months of 2009.

        The segment had operating earnings of $98 million in the first nine months of 2010, compared to operating earnings of $41 million in the first nine months of 2009. The increase in operating earnings was primarily due to (i) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, and (ii) an increase in gross margin, driven by a favorable product margin mix across product lines. As a percentage of net sales in the first nine months of 2010 as compared to the first nine months of 2009, gross margin and SG&A expenses increased while R&D expenditures decreased.

Enterprise Mobility Solutions Segment

	Three Months Ended			Nine months Ended
	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Segment net sales	$1,946	$1,793	9%	$5,613	$5,188	8%
Operating earnings	253	223	13%	612	454	35%

50	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the third quarter of 2010, the segment's net sales represented 40% of the Company's consolidated net sales, compared to 41% in the third quarter of 2009. For the first nine months of 2010, the segment's net sales represented 41% of the Company's consolidated net sales, compared to 39% in the first nine months of 2009.

Three months ended October 2, 2010 compared to three months ended October 3, 2009

        In the third quarter of 2010, the segment's net sales were $1.9 billion, a 9% increase compared to net sales of $1.8 billion in the third quarter of 2009. The 9% increase in net sales in the Enterprise Mobility Solutions segment reflects a 21% increase in net sales to the commercial enterprise market and a 1% increase in net sales to the government and public safety market. On a geographic basis, net sales increased in all regions. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 59% and 60% of the segment's net sales in the third quarter of 2010 and the third quarter of 2009, respectively.

        The segment had operating earnings of $253 million in the third quarter of 2010, compared to operating earnings of $223 million in the third quarter of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 9% increase in net sales, and (ii) a $37 million gain related to an intellectual property reserve adjustment, partially offset by: (i) increased SG&A expenses primarily due to increased selling and marketing expenses related to the increase in net sales, and (ii) an increase in R&D expenditures primarily due to investment in next-generation technologies. As a percentage of net sales in the third quarter of 2010 as compared to the third quarter of 2009, gross margin decreased slightly, SG&A expenses increased, and R&D expenditures remained flat.

Nine months ended October 2, 2010 compared to nine months ended October 3, 2009

        In the first nine months of 2010, the segment's net sales were $5.6 billion, an 8% increase compared to net sales of $5.2 billion in the first nine months of 2009. The 8% increase in net sales in the Enterprise Mobility Solutions segment reflects a 17% increase in net sales to the commercial enterprise market and a 3% increase in net sales to the government and public safety market. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America continued to comprise a significant portion of the segment's business, accounting for approximately 58% of the segment's net sales in the first nine months of 2010, and approximately 59% in the first nine months of 2009.

        The segment had operating earnings of $612 million in the first nine months of 2010, compared to operating earnings of $454 million in the first nine months of 2009. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 8% increase in net sales and a favorable product mix, and (ii) a $37 million gain related to an intellectual property reserve adjustment, partially offset by: (i) increased SG&A expenses primarily due to increased selling and marketing expenses related to the increase in net sales, and (ii) an increase in R&D expenditures primarily due to investment in next-generation technologies. As a percentage of net sales in the first nine months of 2010 as compared to the first nine months of 2009, gross margin and SG&A expenses increased slightly, and R&D expenditures decreased.

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

        Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

  —
  Revenue recognition

  —
  Inventory valuation

  —
  Income taxes

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51
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

52	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53

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

        The Company's strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. The Company enters into derivative contracts for some of the Company's non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company's exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

        At October 2, 2010 and December 31, 2009, the Company had outstanding foreign exchange contracts, including held for sale amounts, with notional values totaling $1.3 billion and $1.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company's condensed consolidated statements of operations.

        The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 2, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount

Net Buy (Sell) by Currency	October 2, 2010	December 31, 2009

Euro	$(357)	$(377)
Brazilian Real	(333)	(342)
Chinese Renminbi	(319)	(297)
Japanese Yen	(43)	(236)
British Pound	119	143

Interest Rate Risk

        At October 2, 2010, the Company's short-term debt consisted primarily of $5 million of short-term variable rate foreign debt. At October 2, 2010, the Company has $3.4 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

        As part of its liability management program, one of the Company's European subsidiaries has an outstanding interest rate agreement ("Interest Agreement") relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company's condensed consolidated statements of operations. At October 2, 2010 and

December 31, 2009, the fair value of the Interest Agreement put the Company in a liability position of $5 million and $4 million, respectively.

Counterparty Risk

        The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company's risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of October 2, 2010, the Company was exposed to an aggregate credit risk of $2 million with all counterparties.

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

        Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 2, 2010 was $3.5 billion, compared to a face value of $3.3 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Forward-Looking Statements

        Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as "believes", "expects", "intends", "anticipates", "estimates" and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under "Recent Developments" and "Looking Forward," about: (a) the creation of two independent public companies, the expected form, tax-free nature and results of the separation, (b) the sale of the majority of the assets and liabilities of our Networks business, including the anticipated closing dates and the satisfaction of the conditions to closing, including the receipt of regulatory approvals; (c) our business strategies and expected results, (c) our industry and market expectations including demand levels and customer priorities for each of our businesses, (d) the timing and impact of new product launches, and (e) adequacy of liquidity, and (2) "Management's Discussion and Analysis," about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company's ability and cost to repatriate funds, (c) expected quarterly sales of accounts receivable, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) expectations for the Sigma Fund and other investments, (f) future cash contributions to pension plans or retiree health benefit plans, (g) purchase obligation payments, (h) the Company's ability and cost to access the capital markets, (i) the Company's plans with respect to the level of outstanding debt, (j) expected payments pursuant to commitments under long-term agreements, (k) the expected dismissal of an arbitration claim in connection with certain intellectual property disputes, (l) the outcome of ongoing and future legal proceedings, (m) the completion and impact of pending acquisitions and divestitures, (n) the impact of recent accounting pronouncements on the Company, (o) the creation of two independent, public companies and expected results; (p) the sale of the majority of the assets and liabilities of our Networks business (3) "Legal Proceedings," about the ultimate disposition of pending legal matters, and (4) "Quantitative and Qualitative Disclosures about Market Risk," about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations. Motorola undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

        Some of the risk factors that affect the Company's business and financial results are discussed herein, in Part II "Item 1A: Risk Factors," as well as in Part I, "Item 1A: Risk Factors" on pages 17 through 29 of our 2009 Annual Report on Form 10-K and in Part II, "Item 1A, Risk Factors" on pages 58 and 59 of our Quarterly Report on Form 10-Q for the period ended July 3, 2010, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola's website at www.motorola.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

        (b)    Changes in internal control over financial reporting.    There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Groussman v. Motorola et al. and Orlando v. Motorola et al. ERISA Class Action Cases

        Two purported class action lawsuits on behalf of all participants in or beneficiaries of the Motorola 401(k) Plan (the "Plan") between July 1, 2007 and the present and whose accounts included investments in Motorola stock, Joe M. Groussman v. Motorola, Inc. et al. and Angelo W. Orlando v. Motorola, Inc. et al., were filed against the Company and certain current and former officers, directors, and employees of the Company, the Motorola 401(k) Plan Committee, the Advisory Committee of Motorola and other unnamed defendants on February 10, 2010, in the United States District Court for the Northern District of Illinois. On May 20, 2010, the court ordered the cases to be consolidated. On July 16, 2010, the plaintiffs filed a consolidated amended complaint. The amended complaint added as defendants additional current and former employees, the Compensation and Leadership Committee of Motorola, and the Motorola Retirement Benefits Committee, and deleted the Advisory Committee of Motorola as a defendant. The amended complaint also reduced the class period to run from July 1, 2007 to December 31, 2008. The consolidated amended complaint alleges violations of Sections 404 and 405 of the Employee Retirement Income Security Act of 1974 ("ERISA"). The primary claims in the amended complaint are that, in connection with alleged incorrect statements concerning Motorola's financial projections and demand for Motorola phones during the class period, various of the defendants failed to prudently and loyally manage the Plan by continuing to offer Motorola stock as a Plan investment option, failed to provide complete and accurate information regarding the performance of Motorola stock to the Plan's participants and beneficiaries, failed to avoid conflicts of interest, and/or failed to monitor the Plan fiduciaries. The amended complaint seeks unspecified damages and other relief relating to the purported losses to the Plan and individual participant accounts. On October 7, 2010, the court dismissed the Retirement Benefits Committee as a defendant.

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

        In addition, on April 2, 2010, Waber v. Dorman, et al. was filed in the United States District Court for the Northern District of Illinois as a purported derivative action on behalf of Motorola against certain of its current and former officers and directors. The plaintiff filed an amended complaint on July 28, 2010. The amended complaint makes similar factual allegations to those made in the amended St. Lucie complaint and asserts causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The amended Waber complaint seeks unspecified damages associated with the alleged loss to the Company deriving from the defendants' actions.

Microsoft Corporation v. Motorola, Inc.

        On October 1, 2010, Microsoft Corporation filed actions in the International Trade Commission ("ITC") and the United States District Court for the Western District of Washington ("District Court") alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. The complaints allege infringement of nine patents based on Motorola, Inc.'s and Motorola Mobility, Inc.'s manufacture, use, importation, and offering for sale of Android-based mobile phones. The ITC complaint seeks exclusion and cease and desist orders. The District Court complaint seeks unspecified monetary damages and injunctive relief.

  Motorola Mobility, Inc. v Apple Inc.

        On October 6, 2010, Motorola Mobility, Inc. filed a complaint for patent infringement against Apple Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Wireless Communication Devices, Portable Music and Data Processing Devices, Computers and Components Thereof. The complaint alleges infringement of claims in six patents. The complaint alleges that Apple Inc. directly infringes, contributorily infringes and/or induces others to infringe the patents-in-suit by importing and selling in the United States after importation certain wireless communication devices, portable music and data processing devices, computers, and components thereof without the authorization of Motorola Mobility. The complaint seeks the institution of an investigation and the issuance of an exclusion order barring from entry into the United States certain products and a cease and desist order prohibiting Apple Inc. from importing, marketing, distributing, and other related activities of certain products.

        On October 6, 2010, Motorola Mobility, Inc. filed two complaints for patent infringement against Apple Inc. in Motorola Mobility, Inc. v Apple Inc, in the United States District Court for the Northern District of Illinois. Motorola Mobility, Inc. filed another complaint for patent infringement against Apple Inc. in Motorola Mobility, Inc. v Apple Inc, in the United States District Court for the Southern District of Florida. The complaints allege infringement of eighteen patents by Apple Inc. The complaints allege that Apple Inc. directly and/or indirectly infringes the patents-in-suit by making, using, offering for sale and selling in the United States certain products and services.

        On October 8, 2010, Motorola Mobility, Inc. filed a complaint for declaratory relief against Apple Inc. and NeXT Software, Inc. in Motorola Mobility, Inc. v. Apple Inc. and NeXT Software,  Inc., in the United States District Court for the District of Delaware. The complaint seeks a judgment declaring that Motorola Mobility, Inc. has not infringed, induced the infringement of, or contributed to the infringement of any valid, enforceable claim of twelve patents owned by Apple Inc. and NeXT Software, Inc.

        On October 29, 2010, Apple Inc. filed two complaints for patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility,  Inc., in the United States District Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringes, contributorily infringes and/or induces others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief.

        On October 29, 2010, Apple Inc. filed a complaint for patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software. The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the institution of an investigation and the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola from importing, selling, transporting, and other related activities of certain mobile devices and related software.

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

Item 1A. Risk Factors

        The reader should carefully consider, in connection with the other information in this report, the factors discussed below, and in Part I, "Item 1A: Risk Factors" on pages 17 through 29 of the Company's 2009 Annual Report on Form 10-K and in Part II, "Item 1A. Risk Factors" on pages 58 and 59 of the Company's Quarterly Report on Form 10-Q for the period ended July 3, 2010. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

        Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components. If demand for our products increases from our current expectations, we could experience shortages. We have experienced shortages in the past driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business conditions of our suppliers that have negatively impacted our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our operations.

        Furthermore, certain of our components are available only from a single source or limited sources, such as certain specialized components for our smartphones and set-top boxes. In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. In addition, our current contractual arrangements with certain suppliers may be cancelled or not extended by such suppliers and, therefore, not afford the Company with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these single source or limited source suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate the Company for any damages we may suffer.

We may not be able to complete the intended distribution of Motorola Mobility Holdings, Inc., which is our wholly-owned subsidiary that at the time of the distribution will hold, through its subsidiaries, the assets and liabilities associated with our Mobile Devices and Home businesses.

        On July 1, 2010, an initial registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission in connection with the Company's planned separation into two independent, publicly traded companies. Subsequent amendments were filed on August 31, 2010 and October 8, 2010. The Mobile Devices and Home businesses are planned to be separated from Motorola, Inc. and operate as Motorola Mobility following the Distribution. We intend to effect the separation through a tax-free stock dividend of shares of Motorola Mobility Holdings, Inc. ("Motorola Mobility") to Motorola, Inc. shareholders. The Distribution is planned for the first quarter of 2011. Completion of the Distribution is subject to a number of conditions, including, among others, confirmation of the tax-free nature of the transaction, as well as effectiveness of the Form 10 registration statement. If we are unable to complete the Distribution, we will have incurred costs without realizing the intended benefits of the Distribution.

Completion of the intended Distribution of Motorola Mobility may not enhance long-term shareholder value.

        Our board and management team, after consultation with independent financial and legal advisors, believe that the Distribution of Motorola Mobility as currently planned will enhance long-term shareholder value. There can be no assurance, however, that the combined value of our common stock and the common stock of Motorola Mobility will equal or exceed what the value of our common stock would have been in the absence of the Distribution, either immediately following the Distribution or in the long term. The combined value of the common stock of the two companies following the Distribution could be lower than anticipated for a variety of reasons, including, among others, the inability of Motorola Mobility to compete effectively as an independent company, realignment of the stockholder population of both Motorola, Inc. and Motorola Mobility in the period following the Distribution, and changes in market perception of the prospects of Motorola, Inc. and Motorola Mobility as a consequence of the Distribution.

Following the Distribution we will be a smaller, more focused company and may be more susceptible to market fluctuations, other adverse events, increased costs and less favorable purchasing terms.

        As a large company we are able to enjoy certain benefits from operating diversity and purchasing leverage. Following the Distribution of Motorola Mobility we will be a smaller company and will operate in more focused industries. As a result there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have otherwise been were we still a part of a larger and more operationally diverse company. In particular, we will be more susceptible to reductions in government and corporate spending as a result of our focus on government and enterprise customers. We may also experience increased costs and less favorable terms after the Distribution as a result of our inability to continue to leverage the purchasing spend of our Mobile Devices and Home businesses. Although we cannot predict the extent of any such increased costs, it is possible that such costs could have a negative impact on our business and results of operations.

Motorola Mobility will not be assuming any of the liabilities associated with our existing public market debt, any of our pension liabilities or certain corporate litigation matters and we will continue to bear all of the risk for these liabilities following the Distribution.

        While we anticipate contributing up to $3.5 billion of cash and cash equivalents to capitalize Motorola Mobility at the time of the separation (with the $3.5 billion being only an estimate at this time with the amount ultimately funded to Motorola Mobility by us to be determined by our Board of Directors prior to the Distribution), following the Distribution we will remain liable for all of our existing public market debt, our pension liabilities and certain corporate litigation matters and Motorola Mobility will not provide us with any indemnification for these matters. Although we cannot fully predict the extent of these liabilities, it is possible that they could be significant and could have a negative impact on our business and results of operations.

Following the Distribution we anticipate that a larger percentage of our cash and cash equivalents will be held outside of the United States and we will be subject to repatriation delays and costs which could reduce our financial flexibility.

        A substantial percentage of the cash and cash equivalents that we plan to contribute to Motorola Mobility will be paid in the United States, which will reduce the amount of U.S. cash and cash equivalents and therefore increase the percentage of cash and cash equivalents held by the Company or its subsidiaries in other countries when compared to the pre-contribution levels. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of having a lower amount of the cash and cash equivalents in the U.S. post the contribution to Motorola Mobility, our financial flexibility could be reduced.

In connection with the Distribution of Motorola Mobility, Motorola Mobility will indemnify us for certain liabilities and we will indemnify Motorola Mobility for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Motorola Mobility and Motorola Mobility may be unable to satisfy its indemnification obligations to us in the future.

        Pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify us from certain liabilities, and we agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts. There can be no assurance that the indemnity from Motorola Mobility will be sufficient to protect us against the full amount of such liabilities, or that Motorola Mobility will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that Motorola Mobility has agreed to assume. Even if we ultimately succeed in recovering from Motorola Mobility any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, indemnities that we may be required to provide Motorola Mobility are not subject to any cap, may be significant and could negatively impact our business. Each of these risks could negatively affect our business, results of operations and financial condition. For more detailed information, see the Amended and Restated Master Separation and Distribution Agreement which was filed as an exhibit to this Form 10-Q.

If the Distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, then we and our stockholders could be subject to significant tax liability.

        The Distribution is conditioned upon, among other things, our receipt of either a ruling by the IRS or an opinion of counsel to the effect that the Distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. We expect to receive an opinion from Wachtell, Lipton, Rosen & Katz that the Distribution will so qualify. Although our Board of Directors may waive this condition, we do not intend to complete the Distribution if we have not obtained such opinion. The opinion will rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect. Notwithstanding the opinion, the IRS could determine that the Distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion relied is false or has been violated or if it disagrees with the conclusions in the tax opinion. If the Distribution fails to qualify for tax-free treatment, we would be subject to tax on gain, if any, as if we had sold the common stock of Motorola Mobility in a taxable sale for its fair market value. In addition, if the Distribution fails to qualify for tax-free treatment, each of our stockholders who receives shares of common stock of Motorola Mobility as a result of the Distribution would be treated as if the stockholder had received a distribution equal to the fair market value of the Motorola Mobility common stock that was distributed to the stockholder, which generally would be taxed as a dividend to the extent of the stockholder's pro rata share of our current and accumulated earnings and profits and then treated as a non-taxable return of capital to the extent of the stockholder's basis in our common stock and finally as capital gain from the sale or exchange of our common stock. Furthermore, even if the Distribution were otherwise to qualify under Sections 355 and 368(a)(1)(D) of the Code, it may be taxable to us (but not our stockholders) under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in us or Motorola Mobility. For this purpose, any acquisitions of our stock or of Motorola Mobility common stock within the period beginning two years before the Distribution and ending two years after the distribution are presumed to be part of such a plan, although we or Motorola Mobility may be able to rebut that presumption. Under the Tax Sharing Agreement among Motorola Mobility, Motorola Mobility, Inc. and us, Motorola Mobility may be required to indemnify us against any tax resulting from the Distribution in certain circumstances, but there can be no assurance that the indemnity would be sufficient to cover the full amount of such liabilities, nor can there be any assurance as to Motorola Mobility's ability to satisfy its indemnification obligations in the future. In addition, under the Tax Sharing Agreement, we may be required to indemnify Motorola Mobility against any tax resulting from the Distribution in certain circumstances. For more detailed information, see the Tax Sharing Agreement which was filed as an exhibit to this Form 10-Q.

Following the Distribution we will no longer own certain logos and other trademarks, trade names and service marks, including "MOTOROLA" and the Stylized M logo and all derivatives and formatives thereof such as MOTO ("Motorola Marks") and will license the Motorola Marks from Motorola Mobility. Our joint use of the Motorola Marks could result in product and market confusion and negatively impact our ability to expand our business under the Motorola brand. In addition, if we do not comply with the terms of the license agreement we could lose our rights to the Motorola Marks.

        If the Distribution is completed, we will have a worldwide, perpetual and royalty-free license from Motorola Mobility to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. Although we will continue to be able to use the Motorola Marks we will no longer own the Motorola Marks after the Distribution. There are risks associated with both Motorola Mobility and Motorola, Inc. using the Motorola Marks and with this loss of ownership. Because both Motorola Mobility and Motorola, Inc. will be using the Motorola Marks, confusion could arise in the market, including customer and investor confusion regarding the products offered by and the actions of the two companies. This risk could increase as both Motorola Mobility's and our products continue to converge. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than Motorola. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility's and our products continue to converge and as our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition.

A change of control of or bankruptcy of Motorola Mobility could result in an incompatible third-party owning the Motorola Marks or the loss of certain rights, including the license.

        Since Motorola Mobility will own the Motorola Marks, in the event Motorola Mobility is acquired the acquiring entity would gain control of the Motorola Marks. Similarly, in the event of a liquidation of Motorola Mobility it is possible that a bankruptcy court would permit the Motorola Marks to be assigned to a third-party. While our right to use the Motorola Marks under our license should continue in our specified field of use in such situations, it is possible that we could be party to a license arrangement with a third-party whose interests are incompatible with ours, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks. In addition, there is a risk that, in the event of a bankruptcy of Motorola Mobility, Motorola Mobility or its bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms. Such a loss could negatively affect our business, results of operations and financial condition.

We are contributing a significant portfolio of intellectual property rights, including patents, to Motorola Mobility and we will be unable to leverage these intellectual property rights as we currently do.

        We are contributing approximately 16,500 granted patents and approximately 8,000 pending patent applications worldwide to Motorola Mobility in connection with the Distribution. Although we will have a perpetual, royalty free license to these patents and other intellectual property rights, we will no longer own them following the Distribution. As a result we will be unable to leverage these intellectual property rights for purposes of generating licensing revenue or entering into licensing arrangements with third parties. As a result we may incur increased license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results. These risks will increase if we are unable to complete the sale of our Networks business.

Some contracts which will need to be assigned from us or our affiliates to Motorola Mobility or its affiliates in connection with the separation require the consent or involvement of the counterparty to such an assignment and failure to obtain consents with or a termination of the agreement by any of our large customers or suppliers, or interference by such customers or suppliers with such an assignment, could negatively impact our financial condition and future results of operations.

        The Master Separation and Distribution Agreement and various local transfer agreements provide that in connection with the separation of Motorola Mobility from us, a number of contracts with customers, suppliers, landlords and other third-parties are to be assigned from us or our affiliates to Motorola Mobility or Motorola Mobility's affiliates. However, some of these contracts require the contractual counterparty's consent to such an assignment. Similarly, in some circumstances, the Mobile Devices and/or Home business and another of our business units are joint beneficiaries of contracts, and Motorola Mobility or we will need to enter into a new agreement with the third-party to replicate the contract or assign the portion of the contract related to our respective businesses. It is possible that some parties may use the requirement of a consent or the fact that the separation is occurring to seek more favorable contractual terms from Motorola Mobility or us or seek to terminate the contract. If we are unable to complete the assignments in a timely manner, enter into new agreements on significantly less favorable terms or if the contracts are terminated, we may be unable to obtain the benefits, assets and contractual commitments which are intended to be allocated to Motorola Mobility as part of the separation from us. The failure to complete the assignment of existing contracts, or the negotiation of new agreements, with any of our large customers or key suppliers (including those that are single source or limited source suppliers), or a termination of any of those arrangements, could negatively impact our financial condition and future results of operations.

A court could deem the Distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

        A court could deem the Distribution or certain internal restructuring transactions undertaken by us in connection with the separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

After the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Motorola Mobility.

        In connection with the Distribution, certain of our directors and executive officers will receive shares of Motorola Mobility common stock or rights to receive shares of Motorola Mobility common stock. This ownership may create, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Motorola, Inc. and Motorola Mobility. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Motorola Mobility regarding the terms of the agreements governing the separation and the relationship thereafter between the companies. Potential conflicts of interest could also arise if we and Motorola Mobility enter into additional commercial arrangements with each other in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. (Removed and Reserved)

Item 5. Other Information.

        None

Item 6. Exhibits

Exhibit No.	Exhibit

10.1
Amended and Restated Master Separation and Distribution Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
10.2
Amended and Restated Intellectual Property Assignment Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)) .
10.3
Amended and Restated Intellectual Property License Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).
10.4
Tax Sharing Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)) .
10.5
Amended and Restated Employee Matters Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
10.6
Employment Offer Letter between Motorola, Inc., and Daniel M. Moloney, effective as of July 30, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
*10.7	Restricted Stock Unit Award for Gregory Q. Brown, granted March 6, 2006, under the Motorola, Inc. Omnibus Incentive Plan of 2002, as amended effective September 22, 2010.
*10.8	Motorola, Inc. Executive Severance Plan, as amended and restated through September 1, 2010.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

65

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securii4es Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

MOTOROLA, INC.
By:	/s/ JOHN K. WOZNIAK John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 2, 2010

67

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Amended and Restated Master Separation and Distribution Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
10.2
Amended and Restated Intellectual Property Assignment Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
10.3
Amended and Restated Intellectual Property License Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).
10.4
Tax Sharing Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
10.5
Amended and Restated Employee Matters Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
10.6
Employment Offer Letter between Motorola, Inc., and Daniel M. Moloney, effective as of July 30, 2010 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).
*10.7	Restricted Stock Unit Award for Gregory Q. Brown, granted March 6, 2006, under the Motorola, Inc. Omnibus Incentive Plan of 2002, as amended effective September 22, 2010.
*10.8	Motorola, Inc. Executive Severance Plan, as amended and restated through September 1, 2010.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

68

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.