Form 10-K
period 2010-12-31
Motorola Solutions, Inc.
filed 2011-02-18
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File number 1-7221

MOTOROLA SOLUTIONS, INC.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 3, 2010 (the last business day of the Registrant’s most recently completed second quarter) was approximately $15.1 billion.

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2011 was 336,710,130.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 2, 2011, are incorporated by reference into Part III.

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

“Motorola Solutions” (which may be referred to as the “Company,” “we,” “us,” or “our”) means Motorola Solutions, Inc. or Motorola Solutions, Inc. and its subsidiaries, or one of our segments, as the context requires. Prior to January 4, 2011, the Company’s name was Motorola, Inc. MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M Logo, as well as iDEN are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license.

Item 1: Business

Motorola Mobility Separation

On July 1, 2010, an initial registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the Company’s separation into two independent, publicly traded companies. Amendments to the initial registration statement were filed on August 31, 2010, October 8, 2010, November 12, 2010 and November 30, 2010. On December 1, 2010, the SEC granted effectiveness to the Form 10.

On January 4, 2011 (the “Distribution Date”), the separation of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) from Motorola Solutions (the “Separation”) was completed. Motorola Mobility is now an independent public company trading under the symbol “MMI” on the New York Stock Exchange. On January 4, 2011, the Company’s stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one (1) share of Motorola Mobility common stock for each eight (8) shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). The Separation was completed pursuant to an Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among Motorola, Inc., Motorola Mobility and Motorola Mobility, Inc. All consolidated per share information presented does not give effect to the Distribution.

After the Distribution Date, the Company does not beneficially own any shares of Motorola Mobility common stock and will not consolidate Motorola Mobility financial results for the purpose of its own financial reporting. The financial information presented in this Form 10-K contains the consolidated position of the Company as of December 31, 2010, which includes the results of Motorola Mobility. Beginning in the first quarter of 2011, the historical financial results of Motorola Mobility will be reflected in the Company’s consolidated financial statements as discontinued operations.

Reverse Stock Split and Name Change

On November 30, 2010, Motorola Solutions announced the timing and details regarding the Separation and the approval of a reverse stock split at a ratio of 1-for-7. Immediately following the Distribution of Motorola Mobility common stock, the Company completed a 1-for-7 reverse stock split (“the Reverse Stock Split”) and changed its name to Motorola Solutions, Inc. All consolidated per share information presented gives effect to the Reverse Stock Split.

Networks Transaction

On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) for $1.2 billion in cash (the “Transaction”). The Transaction is expected to close in the first quarter of 2011, subject to the satisfaction of closing conditions, including receipt of regulatory approvals. Based on the terms and conditions of the sale agreement, certain assets including $150 million of accounts receivable, the Company’s iDEN infrastructure business and substantially all the patents related to the Company’s Networks business, are excluded from the Transaction.

Beginning in the third quarter of 2010, the results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations. Certain Corporate and general costs which have historically been allocated to the Networks business will remain with the Company after the sale of the Networks business.

The operating results of the Company’s iDEN infrastructure business and certain licensing activity generally related to the Networks business are also now being reported as part of the Enterprise Mobility Solutions segment. The Corporate and general costs which have historically been allocated to the Networks business are allocated to the Enterprise Mobility Solutions segment. Additionally, the results of operations of previously disposed businesses, which were deemed to be immaterial at the time of their disposition, have been reclassified from the Enterprise Mobility Solutions segment to discontinued operations. These businesses include: (i) an Israel-based wireless network operator, (ii) the biometrics business, and (iii) Good Technology. The assets and liabilities of the Networks business which are being sold to NSN, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for sale. All previously reported financial information has been revised to conform to the current presentation.

General

We provide technologies, products, systems and services that make a broad range of mobile experiences possible. Our portfolio included wireless handsets, wireless accessories, digital entertainment devices, set-top boxes and video distribution systems, analog and digital two-way radios, wireless and wireline broadband network products, and end-to-end enterprise mobility products.

Through December 31, 2010, the Company reported financial results for three operating business segments, which comprised of two main business units. Following the Separation of Motorola Mobility on January 4, 2011, only the Enterprise Mobility Solutions segment remains part of the Company.

Motorola Solutions

•

The Enterprise Mobility Solutions business designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems primarily for private networks, wireless broadband systems and end-to-end enterprise mobility solutions.

Motorola Mobility

•	The Mobile Devices business designs, manufactures, sells and services wireless handsets, including smartphones, with integrated software and accessory products, and licenses intellectual property.

•

The Home business designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television (“TV”) and telecommunication service providers.

Motorola Solutions is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. The Company’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Motorola Solutions

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment (“Enterprise Mobility Solutions” or the “segment”) designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems primarily for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In 2010, the segment’s net sales represented 41% of the Company’s consolidated net sales, but represent 100% of the Company’s consolidated net sales following the Separation of Motorola Mobility.

Principal Products and Services

We are a leading provider of business and mission-critical communication products and services for enterprise and government customers. We help our customers be their best in the moments that matter by connecting them to seamless communication networks, applications and services by providing them with real-time information and by providing them with intuitive, rugged handheld devices. We offer an extensive portfolio of advanced networks, services, applications and devices that meet evolving public safety, security and professional and commercial market needs, including products based on TETRA (terrestrial trunked radio), APCO 25 (Association for Public Safety Communications Officials) and DMR (digital mobile radio) standards, as well as integrated digital enhanced network (“iDEN”) technology. The segment also provides products and systems for the advanced exchange of information at the point of business activity. Our products include two-way radio systems and devices, mobile computing products, advanced data capture products including barcode scanners and imagers, radio frequency identification (“RFID”) infrastructure, software management, security tools and wireless infrastructure.

Our products and services are sold stand-alone or as an integrated solution through the Company’s direct sales force and through PartnerEmpower, our independent and authorized distributors, dealers and value-added resellers, independent software vendors, original equipment manufacturers and service operators. Distributors and value-added resellers may provide a service or add components in order to resell our product to end users. Our segment provides systems engineering, installation and other technical and systems management services to meet our customers’ particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of the segment’s authorized service centers or from other non-Motorola Solutions service centers.

Our Industry

We compete in the mobile segment of the communications industry, providing wireless products and services to government, public safety and enterprise customers.

For customers within our government and public safety market, interoperability and natural disaster preparedness continue to be important issues worldwide. Our extensive portfolio of products includes integration services, equipment and support packages for the major standards-based private network technologies, APCO 25, TETRA and DMR, as well as broadband technologies (Long-Term Evolution (“LTE”), WiMAX and WiFi). Mission-critical communications and homeland security remain high priorities for these customers. We expect customer spending within the government and public safety markets to drive sales growth in 2011.

In 2010, we saw a significant increase in customer spending within our commercial enterprise markets, driven primarily by retail customers. We believe that long-term growth opportunities exist within our commercial enterprise market as the global workforce continues to become more mobile and the industries and markets that purchase our products continue to expand. Our product and service portfolios within the commercial enterprise market include: mobile computing products, enterprise wireless infrastructure, bar code scanning, RFID products, and mobile network management platforms. Organizations looking to increase productivity and derive benefits from mobilizing their applications and workforces are driving adoption in these markets. We expect customer spending within the commercial enterprise markets to drive sales growth in 2011.

Our Strategy

Our Enterprise Mobility Solutions’ strategy is to maintain our position as a market leader in the markets we serve through the continued delivery of mobile products, services and systems that meet our customers’ demand for real-time information everywhere.

Our strategy for our government and public safety market is to enable customers to focus on their missions, not the technology. This is accomplished by being a valued partner to our customers and providing innovative solutions that help them be their best in the moments that matter. This includes mission-critical systems, seamless connectivity through highly reliable voice and data networks, and a suite of advanced applications that provide real-time information to end users. Key objectives in maintaining our leadership position include: (i) developing next-generation public safety equipment including radios, video surveillance and LTE for public safety; (ii) continuing investment in our analog radio portfolio while leading the ongoing migration to digital products; (iii) leveraging our wireless broadband portfolio to drive growth and enter new markets; (iv) managing the potential public/private convergence of 700MHz public safety systems in the U.S. and digital dividend spectrum worldwide; and

(v) continuing to be a market leader in APCO 25 and TETRA standards-based voice and data networking systems around the world. We continue to actively manage our portfolio, investing to expand into attractive, complementary markets, and divesting non-strategic businesses.

Our strategy for customers in our commercial enterprise market is to deliver the next generation of enterprise mobility to empower the mobile worker, enable real-time asset visibility and engage the smart consumer. We have defined several key areas of innovation, including advanced devices, enhanced information capture, adaptive networking, integrated communications, advanced application services, the connected customer, security and management. We expect to expand the range of devices to more workers so they are connected with a device that is appropriate for their role, leading to enhanced productivity. By providing real-time asset visibility beyond just merchandise, enterprises will be able to further monitor assets and activity and make decisions that increase efficiency and lead to increased sales. To engage and connect with the smarter customer, next generation enterprise mobility will need to continue to deliver products, systems and services that improve relationships and enhance customer experiences.

Customers

Our sales model emphasizes both direct-sales by our in-house sales force and sales through PartnerEmpower, our channel of independent and authorized distributors, dealers and value-added resellers, independent software vendors, original equipment manufacturers and service operators. We believe this dual sales approach allows us to meet customer needs effectively, build strong, lasting relationships and broaden our penetration across various markets. Resellers and distributors each have their own sales organizations that complement and extend our sales organization. With deep expertise about specific customers’ operations, resellers are very effective in promoting sales of the Company’s products. Our independent software vendor and value-added resale channels offer customized applications that meet specific needs in each market we serve.

Our largest customer is the U.S. Government (through its various branches and agencies, including the armed services), which represented approximately 8% of the segment’s net sales in 2010. The loss of this customer could have a material adverse effect on the Company’s revenue and earnings over several quarters, because some of our contracts with the U.S. Government are long-term. All contracts with the U.S. Government are subject to cancellation at the convenience of the U.S. Government. Net sales to customers in North America represented 58% of the segment’s net sales in 2010.

Government contractors, including the Company, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, the Company, like other contractors, reviews aspects of its government contracting operations, and, where appropriate, takes corrective actions and makes voluntary disclosures to the U.S. Government. These audits and investigations could adversely affect the Company’s ability to obtain new business from the U.S. Government.

The Company believes that there remains a large number of businesses and governmental customers globally who have yet to experience the benefits of converged wireless communications, mobility and the Internet. As the worldwide economies, financial markets and business conditions improve, the Company expects to have new opportunities to extend our brand, to market our products and services and to pursue profitable growth.

Competition

The markets in which we operate are highly competitive. Continued evolution in our industry and technological migration is opening up the market to increased competition. Key competitive factors include technology offered; price; availability of vendor financing; product and system performance; product features, quality, availability and warranty; the quality and availability of service; company reputation; relationship with key customers; and time-to-market. We believe we are uniquely positioned in the industry due to our strong customer relationships, our technological leadership and capabilities and our comprehensive range of offerings.

We experience widespread competition from a growing number of new and existing competitors, including: large system integrators, manufacturers of mobile computing devices and manufacturers of products in bar code reading equipment and wireless networks. The segment provides communications and information systems compliant with APCO 25, TETRA and DMR industry digital standards. Major competitors include: Cisco, EADS, EF Johnson, Harris, Honeywell, Intermec and Kenwood.

Large system integrators are seeking to move further into the government markets. The Company and competitors in this segment may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements. Where favorable to the Company, we may partner with large system integrators to make available our portfolio of advanced mission-critical services, applications and devices.

Several other competitive factors may have an impact on our segment, including: the consolidation among telecommunications equipment providers; evolving developments in the 700 MHz band; increasing encroachment by broadband and IP solution providers; and new low-tier entrants. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, handheld devices and telephonic and other communication devices may have the technical potential to compete with our business. As demand for fully-integrated voice, data, and broadband systems continue, the segment may face additional competition from public telecommunications carriers.

Payment Terms

Payment terms vary worldwide, depending on the arrangement. Generally, contract payment terms range from 30 to 45 days from the invoice date within North America and are typically limited to 90 days in regions outside of North America. A portion of the contracts within our government and public safety customers include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestone.

We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

Regulatory Matters

The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by governmental agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”). Consequently, the results of the segment could be positively or negatively affected by the rules and regulations adopted by the FCC, NTIA or regulatory agencies in other countries from time to time. The availability of additional radio spectrum may provide new business opportunities and the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.

The segment manufactures and markets products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or handheld units. Our products operate both on licensed and unlicensed spectrum. In addition, new spectrum bands and modified regulations provide possible opportunities for new business.

As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations ceased operation in the broadcast television spectrum on June 12, 2009. As a result of this transition, 108 MHz of spectrum historically used for broadcast television, now known as the 700MHz band, is being redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. This spectrum can provide new opportunities for the Company and for our competitors. Under rules adopted by the FCC, 24 MHz of the 700 MHz band already allocated by the FCC will support new public safety narrowband and broadband communications systems. Prior to the end of the transition from analog to digital television on June 12, 2009, over 40 public safety customers were already implementing narrowband 700 MHz systems in areas where television incumbency was not an issue. Now that the spectrum is open nationwide, additional agencies have also been deploying narrowband systems and others are in the planning stages.

The FCC is also making provisions for a 700 MHz band nationwide public safety broadband network that may be built over the next 10-15 years. In May 2010, the FCC issued 21 conditional waiver grants to public safety agencies around the country to deploy 700 MHz broadband systems. Over 25 additional waiver petitions are pending FCC decisions as of December 2010. Several of the broadband waiver grantees also benefit from federal Broadband Technology Opportunity Policy (“BTOP”) Grant Funds issued by the NTIA during 2010. In 2010, the segment was awarded a $50.6 million BTOP grant to deploy a broadband system in the greater San Francisco Bay area. The segment is also working with a number of customers in other areas who received FCC conditional waivers to use the 700 MHz broadband spectrum. Public safety organizations and the FCC have endorsed the use of Long Term Evolution (LTE) technology, a technology in which the Company is investing, for this broadband network. Legislation was also introduced in Congress in 2010 to allocate additional broadband spectrum to public safety in the 700 MHz band. The legislation must be introduced in the new 2011 Congress. If successful, the legislation would double the broadband MHz spectrum dedicated for public safety.

In addition to these specific actions during 2010 regarding public safety systems, in March 2010, the FCC released its overall National Broadband Plan. The plan’s focus is to promote and enable the build-out and utilization of high-speed broadband infrastructure to benefit a number of key areas, including educational institutions, healthcare facilities, the energy segment, consumers and others. The Department of Energy also issued a request for information regarding Smart Grid communications requirements and additional actions regarding the Smart Grid are expected in the coming year. In April 2010, Canada released rules for public safety use of the 700MHz narrowband spectrum. In November 2010, Canada also released a consultation requesting input on making broadband spectrum available for public safety use in the 700 MHz band. Decisions regarding broadband use in Canada are expected to be released during 2011. Canada has established August 31, 2011 as the date for clearing television operations from 700 MHz spectrum, which should also help open opportunities for mobile systems to deploy in the band. Internationally, the ITU World Radio Conference held in Geneva in November 2007 identified spectrum that could be made available as part of a “digital dividend” as television transitions from analog to digital technology globally. Countries around the world are studying the potential size, timing and use of this potentially available spectrum.

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

Backlog

The segment’s backlog position as of the end of the last two fiscal years was approximately as follows:

December 31, 2010	$2.6 billion
December 31, 2009	$2.6 billion

The 2010 order backlog is up slightly and believed to be generally firm. Approximately 77% of that amount is expected to be recognized as revenue during 2011. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

The segment licenses some of its patents to third parties, but this revenue is not significant. The segment is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

We actively participate in the development of open standards for interoperable, mission-critical digital two-way radio systems. We have published our technology and licensed patents to signatories of the industry’s two primary memorandums of understanding defined by the Telecommunications Industry Association (“TIA”), Project 25, European Telecommunications Standards Institute (“ETSI”), and TETRA.

A large portion of the patent portfolio which we owned prior to the Separation was allocated to Motorola Mobility. Each entity will remain licensed to use the entire portfolio in its own products. However, we will not have the right to enforce against others the patents that are owned by Motorola Mobility, and Motorola Mobility will not have the right to enforce against others the patents that are owned by us. Notwithstanding the transfer of patents to Motorola Mobility, the expiration of certain patents and the resulting potential for increased competition for some of our products in the future, we believe that our remaining patent portfolio will continue to provide us with a competitive advantage in our core product areas. Furthermore, we believe we are not dependent upon a single patent or a few patents. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, the segment continues to litigate against competitors to enforce its intellectual property rights in certain technologies and has favorably settled one such lawsuit in 2010. For additional information relating to patents, trademarks and research and development activities with respect to this segment, see the discussion under “Other Information.”

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements in a manner consistent with industry standards. The segment provides custom products which require the stocking of inventories and large varieties of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle. At the end of 2010, the segment had a higher inventory balance than at the end of 2009, as the Company increased inventory to address worldwide supply shortages and increased lead times on key components.

Availability of materials and components required by the segment is relatively dependable; however, fluctuations in supply and market demand could cause selective shortages and affect results. We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment’s financial results.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources is currently in adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which increased during 2010 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, while not likely, difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect the segment’s results.

Generally, the segment’s contracts do not include a right of return, other than for standard warranty provisions; however, certain distributor partners within the commercial enterprise markets do maintain limited stock rotation rights. For new product introductions, we may enter into milestone contracts providing that the product could be returned if we do not achieve the milestones. Due to buying patterns in the markets we serve, sales tend to be somewhat higher in the fourth quarter.

Our Facilities/Manufacturing

The segment’s primary offices are located in Schaumburg, Illinois and Holtsville, New York. Our other major facilities are located in: Penang, Malaysia; Reynosa, Mexico; Krakow, Poland; and Berlin, Germany. A portion of the segment’s manufacturing is done by a small number of non-affiliated electronics manufacturing suppliers and distribution and logistics services providers, most of which are outside the United States. The segment relies on these third-party providers in order to enhance its ability to lower costs and deliver products that meet consumer demands.

Motorola Mobility

Mobile Devices Segment

The Mobile Devices segment, which was separated with Motorola Mobility on January 4, 2011, is a provider of mobile devices and related products and services designed to deliver mobile communications, such as voice, messaging, push-to-talk and video, and to deliver mobile Internet access and content, including multimedia, social networking, navigation and other mobile applications. In 2010, the segment’s net sales represented 40% of the Company’s consolidated net sales.

Products

This segment designs, manufactures and sells a broad range of mobile devices encompassing multiple network technologies, form factors (which are the physical look and mechanical function of a device), capabilities, price points and geographies. The segment’s product portfolio of mobile devices includes smartphones (which are wireless phones with advanced Internet browsing and application capabilities), feature-phones (which are wireless phones with limited internet browsing and application capabilities), voice-centric phones (which are primarily used for calls and text messaging), and media tablet devices (also known as slates) (“media tablets”) that offer enhanced multimedia and functionality to the end user. This segment also provides complementary mobile software, services, and accessories and licenses its portfolio of intellectual property. The segment markets its products globally to mobile network operators and carriers (collectively “wireless carriers”) and consumers through direct sales, retailers, and distributors.

Industry

In 2010, total industry shipments of wireless handsets increased from an economically weakened level in 2009. The smartphone segment grew on an unit basis more than 60% from 2009 to 2010. Mobile device manufacturers compete in a rapidly evolving marketplace. To be successful, manufacturers must consistently innovate and deliver a differentiated product portfolio. This requires extensive intellectual property assets and expertise in the integration of hardware, software and, increasingly, services. Manufacturers must also have strong wireless carrier relationships, global distribution capabilities, a strong brand and the ability to effectively build or work within a growing ecosystem of applications.

Competition

Competitors include traditional mobile device manufacturers as well as new competitors who have entered the market in the last several years. As market demand continues to shift toward smartphones and media tablets, additional competitors may enter the mobile devices market.

The segment experiences intense competition from numerous global competitors such as Nokia, Samsung, LG, Sony-Ericsson, Apple, RIM and HTC. In 2010, these seven manufacturers together held an aggregate market share of approximately 80% of the total mobile devices market. Smartphone manufacturers have benefited from the growing smartphone demand. New competitors are also entering from the traditional computing market. In addition, second-tier vendors are increasing their presence in Asia, as well as expanding into other regions, providing another layer of competition.

In 2010, the segment’s overall market share decreased; however, its share in smartphones increased compared to 2009.

General competitive factors in the market for the segment’s products include: overall quality of user experience; design; time-to-market; brand awareness; technology offered; price; product innovation, features, performance and quality; delivery and warranty; the quality and availability of service; and relationships with key customers.

Home Segment

The Home segment, which was separated with Motorola Mobility on January 4, 2011, is a provider of products and services to cable operators and wireline telecommunications (“telco”) service providers (collectively, “network operators”) that enable the delivery of video, voice and data services to consumers. The segment’s product portfolio primarily includes interactive set-top boxes, end-to-end digital video and Internet Protocol Television

(“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice customer premises equipment (“CPE”). In 2010, the segment’s net sales represented 19% of the Company’s consolidated net sales.

Products

The segment’s products and services are used by content providers and network operators throughout the delivery network, and consumers in the home.

•

The segment provides a broad array of set-top boxes for network operators that support standard definition TV (“SDTV”) and high definition television (“HDTV”) delivery, including set-top boxes with integrated digital video recorder (“DVR”) capability. The segment’s set-top boxes support a variety of delivery architectures including conventional cable TV, IPTV and hybrid IP/conventional environments. The segment also supplies modems and gateways for data over cable service interface specification (“DOCSIS”) 3.0 and Optical Terminal Nodes (“OTNs”) for digital subscriber line (“DSL”) networks and passive optical networks (“PON”).

•	The segment’s cable modem termination systems (“CMTS”) for DOCSIS 3.0 networks and its optical headend and network equipment enable network operators to deliver video, data and voice services.

•

The segment provides integrated receiver decoders (“IRDs”), multiplexers and transcoders that receive content from the content providers for redistribution over the operators’ networks. The segment also provides encoders for local programming, video-on-demand (“VOD”) servers and multiplexers for placement of advertising streams. The segment’s portfolio includes software that enables the delivery and management of multi-screen experiences across a wide range of cable, telco and wireless platforms. The segment’s products include security solutions used between the headend and the home and device management technology for set-top boxes and modems.

•

The segment’s Moving Picture Experts Group (“MPEG”)-compliant SDTV and HDTV video encoding, as well as processing and multiplexing equipment, is used by leading content providers to deliver programming to network operators’ headends and central offices. The segment’s conditional access technology secures the video content during transmission.

Industry

Over the last 15 years, video delivery technology has converted from analog to digital, greatly increasing program choices for consumers and enabling new capabilities such as HDTV, VOD and interactive services. During this period, both traditional cable operators and telcos have expanded their offerings to deliver video, voice and data services (“triple play”).

Providing video, voice and data services to consumers is a highly competitive business and the segment’s customers compete aggressively to provide individual services, triple play packages and even quad play packages, which also include mobile voice and data services. The competitive environment is driving operators to enhance and expand service offerings by adding more high definition (“HD”) channels, three dimensional television (“3D-TV”), increasing data speeds, mobile data services and providing new experiences that bridge conventional TV and Internet services.

In 2010, while there was some economic recovery from the 2009 adverse macroeconomic conditions, demand had not yet returned to pre-2009 levels.

Competition

The segment’s set-top boxes and cable and wireline infrastructure equipment products compete in highly competitive global markets. The segment has a broad array of competitors including those with whom it competes across multiple product categories and those who are focused on products in a portion of the segment’s portfolio. The rapid technology changes occurring in the markets in which this segment competes may lead to the entry of new competitors. General competitive factors in the market for the segment’s products and systems include: technology; product and system performance; price; time-to-market; product features; quality; delivery and availability. Currently, the segment’s primary competitors include Cisco, Pace and Arris.

The cable industry had a long history of protecting the video content transmitted over its network by using a conditional access system that was integrated into the set-top box. The FCC passed regulations that took effect in 2007 requiring separation of security functionality from the set-top box. These regulations enable competitors to sell set-top boxes to cable operators and enable retail distribution of TVs and other devices that are capable of accessing encrypted cable programming through use of a cable operator-supplied security module. Several major cable operators support a full two-way security interface, which allows consumers with such a retail device to access all programming available on the operator’s network without the need for an operator-provided set-top box. As a result, the segment faces competition from several new manufacturers which are able to supply set-top boxes to operators, and, to a lesser extent, from consumer electronics manufacturers which sell directly through retail.

Other Information

Financial Information About Segments.    The response to this section of Item 1 incorporates by reference Note 12, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Customers.    The Company has several large customers, the loss of one or more of which could have a material adverse effect on the Company. In 2010, aggregate net sales to the Company’s five largest customers represented approximately 32% of the Company’s sales. During 2010 and 2009, approximately 18% and 10%, respectively of net sales were to one customer, Verizon Communications Inc. (including Verizon Wireless), which was a customer of Motorola Mobility. Approximately 3% of the Company’s aggregate net sales in 2010 were to various branches and agencies of the U.S. Government, including the armed services. Net sales in 2010 to the U.S. Government represented approximately 8% of the Enterprise Mobility Solutions segment’s net sales in 2010, which is the only remaining segment after the Separation of Motorola Mobility.

Research and Development.    The Company’s business segments participate in very competitive industries with constant changes in technology. Throughout its history, the Company has relied, and continues to rely, primarily on its research and development (“R&D”) programs for the development of new products, and on its production engineering capabilities for the improvement of existing products. Management believes, looking forward, that the Company’s commitment to R&D programs should allow its continuing Enterprise Mobility Solutions segment to remain competitive.

R&D expenditures relating to new product development or product improvement were $2.5 billion in 2010, compared to $2.6 billion in 2009 and $3.4 billion in 2008. R&D expenditures decreased 3% in 2010 as compared to 2009, after decreasing 24% in 2009 as compared to 2008. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. As of December 31, 2010, approximately 21,000 professional employees were engaged in such R&D activities for the Company and approximately 8,000 professional employees were engaged in R&D activities in our continuing Enterprise Mobility Solutions segment.

Patents and Trademarks. The Company seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2010, the Company and its wholly owned subsidiaries, including Motorola Mobility, owned approximately 10,117 patents in the U.S. and 13,732 patents in foreign countries. As of December 31, 2010, the Company and its wholly owned subsidiaries had approximately 3,746 U.S. patent applications pending and 7,048 foreign patent applications pending. These foreign patents and patent applications are mostly counterparts of the Company’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2010, the Company and its wholly owned subsidiaries were granted 721 U.S. patents. Following the Separation of Motorola Mobility on January 4, 2011, the Company and its wholly owned subsidiaries owned approximately 3,572 patents in the U.S. and 3,113 patents in foreign countries and had approximately 1,342 U.S. patent applications pending and approximately 1,957 foreign patent applications pending. Many of the patents owned by the Company are used in its operations or licensed for use by others, and the Company is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

Environmental Quality.    During 2010, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of the Company.

Employees.    At December 31, 2010, there were approximately 51,000 employees of the Company and its subsidiaries, compared to 53,000 employees of the Company and its subsidiaries at December 31, 2009. Approximately 19,000 employees transferred with Motorola Mobility as part of the Separation on January 4, 2011.

Financial Information About Geographic Areas.    The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2010 Compared to 2009” and “Results of Operations—2009 Compared to 2008” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.

Available Information

We make available free of charge through our website, www.motorolasolutions.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Motorola Solutions, Inc. Restated Certificate of Incorporation

•	Motorola Solutions, Inc. Amended and Restated Bylaws

•	Motorola Solutions, Inc. Board Governance Guidelines

•	Motorola Solutions, Inc. Director Independence Guidelines

•	Principles of Conduct for Members of the Motorola Solutions, Inc. Board of Directors

•

Motorola Solutions Code of Business Conduct, which is applicable to all Motorola Solutions employees, including the principal executive officers, the principal financial officer and the controller (principal accounting officer)

•	Audit and Legal Committee Charter

•	Compensation and Leadership Committee Charter

•	Governance and Nominating Committee Charter

All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola Solutions, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorolasolutions.com. Our Annual Report on Form 10-K and Definitive Proxy Statement may also be requested in hardcopy by clicking on “Printed Materials” at www.motorolasolutions.com/investor. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

We are at risk that the sale of the majority of our Networks infrastructure assets is further delayed or does not close.

We face risks and uncertainties related to the sale of a majority of our Networks infrastructure assets to Nokia Siemens Networks B.V. (“NSN”), which includes: (i) our ability to satisfy the conditions to closing, including (a) receipt of China antitrust approval, (b) the absence of any judgment, writ or order preventing the sale or other legal proceeding which is likely to render it impossible or unlawful to consummate the sale, and (c) the absence of a material adverse effect on the assets being sold by us; (ii) each company having the ability to consummate the transaction; (iii) the impact on our performance and financial results deriving from the benefits from this transaction; and (iv) the expected timeline for completing the transaction. The closing of such sale has been delayed beyond our initial expectations due to a delay in receipt of China antitrust approval. In addition, we are currently engaged in litigation with Huawei, a Chinese competitor of our Networks business, who filed for a preliminary injunction seeking to enjoin the transfer of certain product lines, employees, and its confidential information to NSN in connection with the sale of our Networks business. We are currently subject to a temporary restraining order which prohibits the transfer of Huawei confidential information to NSN and are waiting on the courts ruling on the preliminary injunction motion. There can be no assurance that the sale will be completed. If the sale is not completed as currently contemplated it may impact our ability to execute on our long-term strategic plan.

There are various other uncertainties and risks relating to this proposed sale that could have, and in some cases have had, a negative impact on our business operations, operating results or assets, including: (i) the distraction of management and disruption of operations; (ii) difficulties in recruiting and retaining employees in the Networks business; (iii) perceived uncertainties as to our future direction that have a negative impact on our relationships with our customers, suppliers, vendors and partners and resulting in the loss of business opportunities; (iv) interference by certain competitors with certain customers, and (v) the process of completing the sale has been time consuming and expensive.

Our financial results have been and could further be negatively impacted if sales of our Networks infrastructure equipment continue to decline in response to our agreement to sell the majority of our Networks infrastructure assets.

We have experienced declines in the sale of certain of our Networks infrastructure equipment as a result of the announcement of our agreement to sell the majority of our Networks infrastructure assets to NSN. Our future financial results could be further negatively impacted if sales of our Networks infrastructure equipment continue to decline in response to our pending sale. We expect to operate the Networks business until the closing of the sale to NSN and the Company’s financial results could be further negatively impacted if sales are not at expected levels due to perceived uncertainty as a result of the pending sale.

The uncertainty of current economic and political conditions makes budgeting and forecasting very difficult and may reduce demand for our products.

Current conditions in the domestic and world economies remain uncertain. This is particularly true of U.S. governmental customers’ budgetary conditions. As a result of global economic conditions, U.S. unemployment levels and ongoing political conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. As a result, it is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.

We have engineering resources in Israel that could be disrupted as a result of hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.

We continue to face a number of risks related to current global economic conditions, including adverse credit conditions, low economic growth, risk of sovereign defaults and high levels of unemployment.

Global economic conditions and financial markets continue to be challenging to the government and enterprise communications market, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, risk of sovereign defaults, particularly in certain European countries, continuing high rates of unemployment, reduced corporate capital spending and other factors. Economic growth in the U.S. and many other countries has remained very low and the length of time these adverse economic conditions may persist are unknown. These global economic conditions have impacted and could continue to impact our business in a number of ways, including:

•

Potential Deferment or Cancellation of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused businesses and governments to defer or cancel purchases in response to tighter credit and decreased cash availability and declining consumer confidence. If future demand for our products declines due to global economic conditions, it will negatively impact our financial results.

•

Customers’ Inability to Obtain Financing to Make Purchases from Motorola Solutions and/or Maintain Their Business: Some of our customers require substantial financing, including public financing or government grants, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds to finance purchases of our products and/or meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.

•

Requests by Customers for Vendor Financing by Motorola Solutions: Certain of the Company’s customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases. In response to limited availability of financing from banks and other lenders, these types of requests have increased in volume and scope. Motorola Solutions, particularly in its Networks business, has continued to provide financing in light of these requests and a continuation of the credit market dislocation could force us to choose between further increasing our level of vendor financing or potentially losing sales to these customers.

•

Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We make sales in certain regions through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that resulted from the financial crisis and continues today. If credit pressures or other financial difficulties result in insolvency for important third parties and we are unable to successfully transition end-customers to purchase our products from other third parties or from us directly, it may cause, and in some cases has caused, a negative impact on our financial results.

•

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain single-source or limited-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and negatively impact our financial results. In addition, credit constraints at single-source suppliers have resulted in accelerated payment of accounts payable by us, impacting our cash flow. If this trend continues, it will negatively impact our cash flow.

•

Increased Risk of Financial Counterparty Failures Could Negatively Impact our Financial Position: The Company uses derivative financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these derivative financial instruments. Although the contracts are distributed among several leading financial institutions, all of whom presently have investment grade credit ratings, the default by one or more counterparty could have a material adverse impact on our financial statements.

•

Returns on Pension and Retirement Plan Assets and Interest Rate Changes Could Affect Our Earnings and Cash Flow in Future Periods: The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity markets, and the interest rates used to calculate our pension obligations for funding and expense purposes.

Annual pension contributions are determined under government regulations and determined based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we could be required to make additional large contributions. The equity markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In a low interest rate environment, the likelihood of higher contributions in the future increases.

Following the sale of our Networks infrastructure assets we will retain certain promissory notes and other obligations relating to vendor financing, but will no longer have a customer/vendor relationship with the borrowers, which may put us at increased risk for defaults.

Certain of the customers of our Networks business who purchase large infrastructure systems request that their suppliers provide financing in connection with equipment purchases. We will retain any promissory notes or other obligations related to such vendor financing that was consummated up to the closing of the sale of our Networks business. As of December 31, 2010, the outstanding amount was approximately $235 million. As we will no longer have a customer/vendor relationship with the borrowers following the sale we could be at increased risk of a default by such customers, as they may choose to pay their current vendors before they pay us. In addition, a majority of these customers operate in the Middle East and could be negatively impacted by political unrest in this region.

The Company’s credit rating could impact our ability to access the capital markets.

The Company is rated middle triple B by two of the three national rating agencies and low triple B, under review for upgrade, by the third rating agency. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, an increase in the interest rate payable by us under our revolving credit facility could result. In addition, a downgrade in our credit ratings could limit our ability to: access the debt markets; provide performance bonds, bid bonds, standby letters of credit and surety bonds; hedge foreign exchange risk; fund our foreign affiliates; and sell receivables. A downgrade in our credit rating could also result in less favorable trade terms with suppliers. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for the Company and adversely affect our ability to access funds and other credit related products.

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.

The markets for our products are characterized by rapidly changing technologies and evolving industry standards. We face intense competition in these markets and new products are expensive to develop and bring to market. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business will suffer.

Our results are subject to risks related to our significant investment in developing and introducing new products, such as integrated digital radios and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval of, and compliance with industry standards; (iv) the significant amount of resources we must devote to the development of new technologies; and (v) the ability to differentiate our products and compete with other companies in the same markets.

We are exposed to risks under large multi-year system contracts that may negatively impact our business.

We enter into large multi-year system contracts with large municipal, state and nation-wide government customers. This exposes us to risks, including: (i) the technological risks of such contracts, especially when the contracts involve new technology, and (ii) financial risks under these contracts, including the estimates inherent in projecting costs associated with large contracts and the related impact on operating results. We are also facing increasing competition from traditional system integrators and the defense industry as system contracts become larger and more complicated. Political developments also can impact the nature and timing of these large contracts. In addition, multi-year awards from governmental customers may often only receive partial funding initially. The termination of funding for a government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.

In addition, we are increasingly being asked by our government customers to provide managed services, which require that we partner with other systems providers, often through the formation of a multi-year joint venture, to design, construct, manage and operate a public-safety system. Such public-private partnerships may require us to assume the risk and agree to specific performance metrics that meet the customer’s requirement for network availability, reliability, maintenance and support. In certain cases if these performance metrics are not met we may not be paid. Depending on the nature of such projects, which are referred to as build-own-operate (“BOO”) and in some cases maintain (“BOOM”) or transfer (“BOOT”), we may be unable to recognize revenue from the sale of equipment for a period of time, which may be several years. Such BOO, BOOM and BOOT arrangements shift risk to us and may result in an adverse impact on our profitability if we are unable to meet the requirements of such contracts.

A portion of our business is dependent upon U.S. Government contracts and grants, which are highly regulated and subject to oversight audits by U.S. Government representatives and subject to cancellations. Such audits could result in adverse findings and negatively impact our business.

Our government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in U.S. Government contracting, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect our on our financial condition. Failure to comply with these regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time, and the inability to receive future grants. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs, and foreign corruption.

Generally, U.S. Government contracts and grants are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contracts or grants. Any costs found to be improperly allocated to a specific contract or grant may not be allowed, and such costs already reimbursed may have to be refunded. Future audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in investigations, termination of a contract or grant, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the U.S. Government.

We derive a portion of our revenue from government customers who award business through competitive bidding which can involve significant upfront costs and risks. This effort may not result in awards of business or we may fail to accurately estimate the costs to fulfill contracts awarded to us, which could have adverse consequences on our future profitability.

Some government customers award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The competitive bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, which could negatively impact the profitability of any contract award to us. In addition, following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.

Government regulation of radio frequencies may limit the growth of public safety broadband systems or reduce barriers to entry for new competitors.

Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. The growth of public safety broadband communications systems may be affected: (i) by regulations relating to the access to allocated spectrum for public safety users, (ii) if adequate frequencies are not allocated, or (iii) if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by new licenses fees required to use frequencies.

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, mesh technologies and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other technologies. Deregulation may introduce new competition and new opportunities for the Company.

The U.S. is currently contemplating allocating the 10 MHz in the 700 MHz spectrum block—the so-called D block spectrum—to public safety. Alternatively the D block spectrum may be auctioned to commercial carriers, as has been advocated by the Federal Communications Commission (“FCC”). Failure to allocate the D block spectrum to public safety could negatively impact our ability to provide next generation public safety communications systems in the U.S. and, as a result, negatively impact our business.

Our customers and suppliers are located throughout the world and, as a result, we face risks that other companies that are not global may not face.

Our customers and suppliers are located throughout the world and more than 40% of our revenue is generated by customers outside the U.S. In addition, we have a number of manufacturing, research and development, administrative and sales facilities outside the U.S. and more than 50% of our employees are employed outside the U.S. Most of our suppliers’ operations are outside the U.S. and most of our products are manufactured outside the U.S.

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (i) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations; (v) currency fluctuations, particularly in the Chinese Renminbi, Euro, Malaysian Ringgit and the British Pound; (vi) foreign exchange regulations, which may limit the Company’s ability to convert or repatriate foreign currency; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting IP in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters; (xiii) public health issues or outbreaks; (xiv) changes in laws or regulations that negatively impact benefits being received by the Company; (xv) the impact of each of the foregoing on our outsourcing and procurement arrangements; and (xvi) litigation in foreign court systems and foreign administrative proceedings.

Many of our products that are manufactured outside the U.S. are manufactured in Asia (primarily Malaysia) and Latin America (primarily Mexico). If manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, the legal system in China is still developing and this and other legal systems around the world are subject to change. Accordingly, our operations and orders for products in China could be negatively impacted by changes to, or interpretation of, Chinese law.

We also have a presence in emerging markets such as India. We face additional challenges in emerging markets, including creating demand for our products and the negative impact of changes in the laws, or the interpretation of the laws, in those countries.

We also are subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-bribery policy and procedures may be violated by third party sales representatives or other agents that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

Changes in our operations or sales outside the U.S. markets could result in lost benefits in impacted countries and increase our cost of doing business.

The Company has entered into various agreements with non-U.S. governments, agencies or similar organizations under which the Company receives certain benefits relating to its operations and/or sales in the jurisdiction. If the Company’s circumstances change and operations or sales are not at levels originally anticipated, including as a result of obligations undertaken prior to the Separation of Motorola Mobility which cannot be fulfilled, the Company may be at risk of having to reimburse benefits already granted, and losing some or all of these benefits and increasing our cost of doing business.

Changes in our effective tax rate may have a negative impact on earnings.

We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our effective tax rate may be negatively impacted by changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, changes in tax laws and accounting principles, changes in the valuation of our deferred tax assets and liabilities, failure to meet commitments under tax incentive agreements, discovery of new information during the course of tax return preparation, increases in nondeductible expenses, or difficulties in repatriating cash held abroad in a tax-efficient manner.

Tax audits may also negatively impact our effective tax rate. We are subject to continued examination of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. We regularly evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have a negative impact on future operating results.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on us for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, it could cause the Company to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders and the damage to the Company’s goodwill or brand reputation. In addition, the Company may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. In certain jurisdictions when contracting with the government no limitation to liability is permitted by law. Recalls involving regulatory agencies could also result in fines and additional costs. Finally, recalls could result in third-party litigation by persons alleging harm, resulting from the use of the products.

Many of our components and products are designed or manufactured by third parties and if such third-parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.

We rely on third-parties to design or manufacture many of our components and finished products. We could have difficulties fulfilling our orders and our sales and profits could decline if (i) we are not able to engage such manufacturers with the capabilities or capacities required by our business, (ii) such third parties lack sufficient quality control and fail to deliver quality components or products on time and at reasonable prices, (iii) if there are significant changes in the financial or business condition of such third parties.

We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.

We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition and results of operations.

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

We currently partner with industry leaders and other large organizations to meet customer product and service requirements and to develop innovative advances in design and technology. Some of our partnerships allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. Other partnerships allow us to offer more services and features to our customers. However, such arrangements carry an element of risk because, in many cases, we must compete in some business areas with a company with which we have a partnership and, at the same time, cooperate with that company in other business areas. If such arrangements do not develop as expected, our business could be negatively impacted.

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

Because our products are comprised of complex technology, much of which we acquire from suppliers through the purchase of components or licensing of software, we are often involved in or impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. These assertions against the Company, and its customers and suppliers have been increasing as the complexity of our products have increased. While many of these claims were directed at our former Mobile Devices and Home businesses, we still retain risk of such claims including with respect to actions filed against us prior to the Distribution of Motorola Mobility which crossed our respective businesses. Many of these assertions are brought by non-practicing entities whose principle business model is to secure patent licensing-based revenue from product manufacturing companies. The patentees often make broad and sweeping claims regarding the applicability of their patents to our products, seeking a percentage of sales as licenses fees, seeking injunctions to pressure us into taking a license, or a combination thereof. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.

We attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement of third-party intellectual property rights. However, there is no assurance that we will be successful in our negotiations or that a supplier’s indemnity will cover all damages and losses suffered by us and our customers due to the infringing products or that a supplier will choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, the Company may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that may negatively impact our sales if a court enters an injunction that enjoins the supplier’s products or if the International Trade Commission issues an exclusionary order that blocks our products from importation into the U.S. The frequency with which intellectual property disputes involving our suppliers have resulted in our involvement in International Trade Commission proceedings has increased. These proceedings are costly and entail the risk that we will be subjected to a ban on the importation of our products into the U.S. solely as a result of our use of a supplier’s components.

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

While the businesses that are a part of Motorola Solutions have historically experienced lower intellectual property-related risks than have other businesses that were transferred with Motorola Mobility, as the products of Motorola Solutions become more like the products of those other businesses, through the adoption of industry-standard technologies, for instance, the intellectual property-related risks experienced by Motorola Solutions may increase.

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

Acquisition candidates in the industries in which we participate may carry higher relative valuations (based on their earnings) than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher valuation than Motorola Solutions may be dilutive to our earnings, especially if the acquired business has little or no revenue. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings and have, in the past, foregone certain of these acquisitions.

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

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in the Company’s stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. No goodwill or long-lived assets impairment charges were recorded during 2010 or 2009. During 2008, the Company recorded goodwill impairment charges of $1.6 billion. The goodwill impairment charges resulted from lower asset values in the overall market and the impact of the macroenvironment on the Company’s near-term forecasts. Declines in the Company’s stock price or reductions in the Company’s future cash flow estimates and future operating results may require the Company to record significant additional goodwill or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.

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

The performance of our CEO, senior management and other key employees is critical to our success. If we are unable to retain talented, highly qualified senior management and other key employees or attract them when needed, it could negatively impact the Company. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, the Company could be negatively impacted.

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

The Company has many types of insurance coverage and also self-insures for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain. Natural disasters and certain risks arising from securities claims and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident or claim.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws.

Our operations and the products we manufacture and/or sell are subject to a wide range of global laws. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, and generally impact our financial performance. Some of these laws relate to the use, disposal, clean up of, and exposure to certain substances. In the United States, laws often require parties to fund remedial studies or actions regardless of fault and often times in response to action or omissions that were legal at the time they occurred. The Company continues to incur disposal costs and has ongoing remediation obligations. Changes to U.S. environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.

Laws focused on: the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries and other aspects are also proliferating.

These laws impact our products and negatively affects our competitive ability to manufacture and sell products. We expect these trends to continue. In addition, we anticipate increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.

We may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if we are unable to certify that our products are free of such minerals.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules implementing these requirements are not expected from the SEC until April 2011, the implementation of these requirements may limit the pool of suppliers who can provide us DRC Conflict Free components and parts, and we cannot assure you that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, since our supply chain is complex, we may face reputational challenges with our customers, other stockholders and the activist community if we are unable to sufficiently verify the origins for the defined “conflict” metals used in our products.

Changes in government policies and laws, funding or economic conditions may negatively impact our financial results.

Our results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. In particular, the financial results of our government business may be negatively impacted by any decreases in the level of government funding, including availability of grants, for public safety projects. Our results may also be affected by social and economic conditions, which impact our operations, including in emerging markets in Asia, India, Latin America and Eastern Europe, and in markets subject to ongoing political hostilities and war, including the Middle East.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our share price has been and may continue to be volatile.

Our share price has been volatile due, in part, to generally volatile securities markets, the volatility in the telecommunications and technology companies’ securities markets in particular and the Distribution of Motorola Mobility. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, spending plans of our customers and the level of perceived growth in the industries in which we participate.

We have a large cost overhang resulting from the Distribution of Motorola Mobility and must take additional cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business beyond those already taken may be limited by a variety of factors. The cost-reduction actions, in turn, may expose us to additional production risk and have a negative impact on our sales, profitability and ability to attract and retain employees.

The Distribution of Motorola Mobility has resulted in costs that were formerly allocated to Motorola Mobility being absorbed by Motorola Solutions. The majority of the overhang costs have been or are planned to be eliminated from Motorola Solutions through cost reduction activities.

The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors, including, but not limited to: (i) our ability to successfully complete these ongoing efforts; (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside the United States, particularly in Europe and Asia; (iv) decline in employee morale and the potential inability to meet operational targets due to the loss of employees; and (v) our ability to retain or recruit key employees.

As part of the Distribution of Motorola Mobility we have consolidated or exited certain facilities and our products are designed and manufactured in fewer facilities than in the past. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the duration of any manufacturing disruption to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

Following the Distribution of Motorola Mobility we are a smaller, more focused company and may be more susceptible to market fluctuations, other adverse events, increased costs and less favorable purchasing terms.

As a large company we were able to enjoy certain benefits from operating diversity and purchasing leverage. Following the Distribution of Motorola Mobility we are a smaller company and operate in more focused industries. As a result there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have otherwise been were we still a part of a larger and more operationally diverse company. In particular, we are more susceptible to reductions in government and corporate spending as a result of our focus on government and enterprise customers. We may also experience increased costs and less favorable terms as a result of our inability to continue to leverage the purchasing spend of our former Mobile Devices and Home businesses. Prior to the Distribution of Motorola Mobility we negotiated favorable pricing terms with many of our suppliers, some of which have volume-based pricing. In the future, as we establish new pricing terms, our reduced volume demand could negatively impact future pricing from suppliers. All of these outcomes may result in our products being more costly to manufacture and less competitive. Although we cannot predict the extent of any such increased costs, it is possible that such costs could have a negative impact on our business and results of operations.

Motorola Mobility did not assume any of the liabilities associated with our existing public market debt, any of the U.S. pension liabilities, a majority of our non-U.S. pension plans or certain corporate litigation matters and we continue to bear all of the risk for these liabilities following liabilities Separation of Motorola Mobility.

We contributed $3.2 billion of cash and cash equivalents to capitalize Motorola Mobility at the time of the Separation and have an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary. We remain liable for all of our existing public market debt, all of the U.S. pension liabilities, the majority of our non-U.S. pension liabilities and certain corporate litigation matters and Motorola Mobility did not provide us with any indemnification for these matters. Although we cannot fully predict the extent of these liabilities, it is possible that they could be significant and could have a negative impact on our business and results of operations.

Following the Distribution of Motorola Mobility, a larger percentage of our cash and cash equivalents are held outside of the United States and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

A substantial percentage of the cash and cash equivalents that we contributed to Motorola Mobility were paid in the United States, which reduced the amount of our U.S. cash and cash equivalents and, therefore, increased the percentage of cash and cash equivalents held by the Company or its subsidiaries in other countries when compared to the pre-Separation levels. While the Company regularly repatriates funds with minimal adverse financial impact, repatriation of some of the funds has been and could continue to be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of having a lower amount of the cash and cash equivalents in the U.S. post the contribution to Motorola Mobility, our financial flexibility is reduced.

In connection with the Distribution of Motorola Mobility, Motorola Mobility indemnified us for certain liabilities and we indemnified Motorola Mobility for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Motorola Mobility and Motorola Mobility may be unable to satisfy its indemnification obligations to us in the future.

Pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify us for certain liabilities, and we agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts. There can be no assurance that the indemnity from Motorola Mobility will be sufficient to protect us against the full amount of such liabilities, or that Motorola Mobility will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that Motorola Mobility has agreed to assume. Even if we ultimately succeed in recovering from Motorola Mobility any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, indemnities that we may be required to provide Motorola Mobility are not subject to any cap, may be significant and could negatively impact our business. Each of these risks could negatively affect our business, results of operations and financial condition. For more detailed information, see the Amended and Restated Master Separation and Distribution Agreement which was filed as an exhibit to our Form 10-Q for the third quarter 2010.

We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives and formatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility. Our joint use of the Motorola Marks could result in product and market confusion and negatively impact our ability to expand our business under the Motorola brand. In addition, if we do not comply with the terms of the license agreement we could lose our rights to the Motorola Marks.

We have a worldwide, perpetual and royalty-free license from Motorola Mobility to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our current products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. Although we will continue to be able to use the Motorola Marks in certain fields of use we no longer own the Motorola Marks after the Distribution of Motorola Mobility. There are risks associated with both Motorola Mobility and the Company using the Motorola Marks and with this loss of ownership. Because both Motorola Mobility and the Company will be using the Motorola Marks, confusion could arise in the market, including customer and investor confusion regarding the products offered by and the actions of the two companies. This risk could increase as both Motorola Mobility’s and our products continue to converge. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than Motorola. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility’s and our products continue to converge and as our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition. Furthermore, Motorola Mobility has the right to license the brand to third parties and either Motorola Mobility or licensed third parties may use the brand in ways that make the brand less attractive for customers of Motorola Solutions, creating increased risk that Motorola Solutions may need to develop an alternate or additional brand.

A change of control of or bankruptcy of Motorola Mobility could result in an incompatible third-party owning the Motorola Marks or the loss of certain rights, including the license.

Since Motorola Mobility owns the Motorola Marks, in the event Motorola Mobility is acquired, the acquiring entity would gain control of the Motorola Marks. Similarly, in the event of a liquidation of Motorola Mobility it is possible that a bankruptcy court would permit the Motorola Marks to be assigned to a third-party. While our right to use the Motorola Marks under our license should continue in our specified field of use in such situations, it is possible that we could be party to a license arrangement with a third-party whose interests are incompatible with ours, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks. In addition, there is a risk that, in the event of a bankruptcy of Motorola Mobility, Motorola Mobility or its bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms. Such a loss could negatively affect our business, results of operations and financial condition.

We contributed a significant portfolio of intellectual property rights, including patents, to Motorola Mobility and we are unable to leverage these intellectual property rights as we did prior to the Distribution of Motorola Mobility.

We contributed approximately 17,200 granted patents and approximately 8,000 pending patent applications worldwide to Motorola Mobility in connection with the Distribution. Although we will have a perpetual, royalty free license to these patents and other intellectual property rights, we no longer own them. As a result we will be unable to leverage these intellectual property rights for purposes of generating licensing revenue or entering into favorable licensing arrangements with third parties. As a result we may incur increased license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results. These risks will increase if we are unable to complete the sale of our Networks business.

Some contracts which were assigned from us or our affiliates to Motorola Mobility or its affiliates in connection with the Separation require the consent or involvement of the counterparty to such an assignment, many of which have not yet been obtained. Failure to obtain consents with or a termination of the agreement by any of our large customers or suppliers, or interference by such customers or suppliers with such an assignment, could negatively impact our financial condition and future results of operations.

The Master Separation and Distribution Agreement and various local transfer agreements provide that in connection with the Separation of Motorola Mobility from us, a number of contracts with customers, suppliers, landlords and other third-parties were assigned from us or our affiliates to Motorola Mobility or Motorola Mobility’s affiliates. However, some of these contracts require the contractual counterparty’s consent to such an assignment. Similarly, in some circumstances, our former Mobile Devices and/or Home business and another of our business units were joint beneficiaries of contracts, and Motorola Mobility or we will need to enter into a new agreement with the third-party to replicate the contract or assign the portion of the contract related to our respective businesses. Because of the volume of agreements which require consent to assign, replicate or replace, this process will not be completed for some time. It is possible that some parties may use the requirement of a consent to seek more favorable contractual terms from us or seek to terminate the contract. If we are unable to complete the assignments in a timely manner, we may remain primarily liable for contracts that should have been assigned to Motorola Mobility, may be required to enter into new agreements at significantly less favorable terms or may find our contracts terminated. The failure to complete the assignment of existing contracts, or the negotiation of new agreements, with any of our large customers or key suppliers (including those that are single source or limited source suppliers), or a termination of any of those arrangements, could negatively impact our financial condition and future results of operations.

Completion of the Distribution of Motorola Mobility may not enhance long-term shareholder value.

We completed the Distribution of Motorola Mobility on January 4, 2011. At the time of this distribution, our board and management team, after consultation with independent financial and legal advisors, believed that the Distribution of Motorola Mobility as planned would enhance long-term shareholder value. There can be no assurance, however, that the combined value of our common stock and the common stock of Motorola Mobility will equal or exceed what the value of our common stock would have been in the absence of the Distribution in the long term. The combined value of the common stock of the two companies following the Distribution could be lower than anticipated for a variety of reasons, including, among others, the inability of Motorola Mobility to compete effectively as an independent company, realignment of the stockholder population of both the Company and Motorola Mobility in the period following the Distribution, and changes in market perception of the prospects of the Company and Motorola Mobility as a consequence of the Distribution.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Motorola Solutions’ principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See “Item 1: Business” for information regarding the location of the major facilities for each of the Company’s business segments.)

As of December 31, 2010, the Company owned 22 facilities (manufacturing, sales, service and office), 12 of which were located in the Americas Region (USA, Canada, Mexico, Central and South America) and 10 of which were located in other countries. As of December 31, 2010, the Company leased 290 facilities, 132 of which were located in the Americas Region and 158 of which were located in other countries. As of December 31, 2010, the Company primarily utilized 9 major facilities for the manufacturing and distribution of its products, and these facilities were located in: Hangzhou and Tianjin, China; Taipei, Taiwan; Chennai, India; Penang, Malaysia; Schaumburg, Illinois; Jaguariuna, Brazil; Reynosa, Mexico; and Berlin, Germany.

Following the Separation of Motorola Mobility, as of January 4, 2011, we utilize 14 owned facilities (manufacturing, sales, service and office), 7 of which are located in the Americas Region (USA, Canada, Mexico, Central and South America) and 7 of which are located in other countries. The Company leases 237 facilities, 107 of which are located in the Americas region and 130 of which are located in other countries. The Company primarily utilizes 3 major facilities for the manufacturing and distribution of its products, and these facilities are located in: Penang, Malaysia; Reynosa, Mexico and Texas.

Motorola Solutions generally considers the productive capacity of the plants operated by each of its business segments to be adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

In 2010, a substantial portion of the Company’s products were manufactured in Asia, primarily China, either in our own facilities or in the facilities of others who manufacture and assemble products for the Company. Following the Separation of Motorola Mobility, as of January 4, 2011, the Company has a substantial portion of its products manufactured in our own facilities in Mexico and Malaysia, as well as in facilities of others who manufacture and assemble products for the Company. If manufacturing in either region was disrupted, the Company’s overall productive capacity could be significantly reduced.

Item 3: Legal Proceedings

Howell v. Motorola, Inc., et al.

A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) in connection with the sale of telecommunications equipment by Motorola. Telsim had subsequently defaulted on the payment of approximately $2 billion of such vendor financing, approximately half of which the Company has recovered to date. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Three new purported lead plaintiffs subsequently intervened in the case, and filed a motion for class certification seeking to represent a class of Plan participants. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. The court granted leave to defendants to appeal the class certification and granted leave to lead plaintiff Howell to appeal an earlier dismissal of his individual claim. Each party filed those appeals. On June 17, 2009, the Illinois District Court granted summary judgment in favor of all defendants on all counts. On June 25, 2009, the Seventh Circuit Court of Appeals (the “Seventh Circuit”) dismissed as moot defendants’ class certification appeal and stayed

Howell’s appeal. On July 14, 2009, plaintiffs appealed the summary judgment decision. By order of the Seventh Circuit on August 17, 2009, Howell’s individual appeal and plaintiffs’ appeal of the summary judgment decision (now cited as Howell v. Motorola, Inc. et al. and Lingis et al. v. Rick Dorazil et al.) were consolidated with Spano et al. v. Boeing Company et al. and Beesley et al. v. International Paper Company for argument and decision. On January 21, 2011, the Seventh Circuit affirmed the Illinois District Court’s summary judgment decision in favor of Motorola and denied Howell’s individual appeal in all respects.

Silverman Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff’s motion for class certification. On March 10, 2010, the district court granted plaintiffs motion to file a second amended complaint which adds allegations concerning Motorola’s accounting and disclosures for certain transactions entered into in the third quarter of 2006.

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

On March 29, 2010, a purported derivative action lawsuit on behalf of Motorola, Goldfein v. Brown, et al., was filed in the United States District Court for the Northern District of Illinois against the company and certain of its current and former officers and directors. The complaint makes substantially similar factual allegations to those made in the Williams v. Zander, et al. and Cinotto v. Zander, et al. derivative actions pending in Illinois state court and asserts causes of action for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint seeks unspecified damages and other relief associated with the alleged loss to the Company deriving from the defendants’ actions. On December 10, 2010 the district court granted the Defendants’ motion to dismiss and dismissed the case. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Seventh Circuit.

St. Lucie County Fire District Firefighters’ Pension Trust Fund Securities Class Action Case and Related Derivative Matter

A purported class action lawsuit , St. Lucie County Fire District Firefighters’ Pension Fund v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on January 21, 2010, in the United States District Court for the Northern District of Illinois. The complaint was amended on June 11, 2010, and again on December 3, 2010. The alleged class includes purchasers of Motorola securities between October 25, 2007 and January 23, 2008. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The primary factual allegations are that the defendants knowingly or recklessly made materially misleading statements concerning Motorola’s financial projections and sales demand for Motorola phones during the class period. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. Defendants have moved to dismiss the complaint.

On April 2, 2010, Waber v. Dorman, et al,. a purported derivative action on behalf of Motorola against certain of its current and former officers and directors, was filed in the United States District Court for the Northern District of Illinois. The complaint was amended on July 28, 2010. The complaint makes similar factual allegations to those made in the St. Lucie complaint and asserts causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Waber complaint seeks unspecified damages associated with the alleged loss to the Company deriving from the defendants’ actions. Defendant’s motion to dismiss the complaint is pending.

Groussman v. Motorola et al. and Orlando v. Motorola et al. ERISA Class Action Cases

Two purported class action lawsuits on behalf of all participants in or beneficiaries of the Motorola 401(k) Plan (the “Plan”) between July 1, 2007 and the present and whose accounts included investments in Motorola stock, Joe M. Groussman v. Motorola, Inc. et al. and Angelo W. Orlando v. Motorola, Inc. et al., were filed against the Company and certain current and former officers, directors, and employees of the Company, the Motorola 401(k) Plan Committee, the Advisory Committee of Motorola and other unnamed defendants on February 10, 2010, in the United States District Court for the Northern District of Illinois. On May 20, 2010, the court ordered the cases to be consolidated. On July 16, 2010, the plaintiffs filed a consolidated amended complaint. The amended complaint added as defendants additional current and former employees, the Compensation and Leadership Committee of Motorola, and the Motorola Retirement Benefits Committee, and deleted the Advisory Committee of Motorola as a defendant. The amended complaint also reduced the class period to run from July 1, 2007 to December 31, 2008. The consolidated amended complaint alleges violations of Sections 404 and 405 of the Employee Retirement Income Security Act of 1974 (“ERISA”). The primary claims in the amended complaint are that, in connection with alleged incorrect statements concerning Motorola’s financial projections and demand for Motorola phones during the class period, various of the defendants failed to prudently and loyally manage the Plan by continuing to offer Motorola stock as a Plan investment option, failed to provide complete and accurate information regarding the performance of Motorola stock to the Plan’s participants and beneficiaries, failed to avoid conflicts of interest, and/or failed to monitor the Plan fiduciaries. The amended complaint seeks unspecified damages and other relief relating to the purported losses to the Plan and individual participant accounts. On September 24, 2010, the Defendants filed a Motion to Dismiss the Amended Complaint. On October 7, 2010, the court dismissed the Retirement Benefits Committee as a defendant. On January 18, 2011, the Court denied Defendants’ Motion to Dismiss the Amended Complaint.

Microsoft Corporation v. Motorola, Inc.

On October 1, 2010, Microsoft Corporation (“Microsoft”) filed complaints against Motorola, Inc. in the International Trade Commission (“ITC”) and the United States District Court for the Western District of Washington (“District Court”) alleging patent infringement based on products manufactured and sold by Motorola, Inc. The ITC matter is entitled In the Matter of Mobile Devices, Associated Software, and Components Thereof (Inv. No. 337-TA-744). On October 6, 2010 and October 12, 2010, Microsoft amended the District Court and ITC complaints, respectively, to add Motorola Mobility, Inc. as a defendant. The complaints, as amended, allege infringement of claims in nine patents based on Motorola, Inc.’s and Motorola Mobility, Inc.’s manufacture and sale of Android-based mobile phones. The ITC complaint seeks exclusion and cease and desist orders. On November 5, 2010, the ITC instituted the investigation. The District Court complaint seeks unspecified monetary damages and injunctive relief.

On November 9, 2010, Microsoft filed a complaint in the United States District Court for the Western District of Washington against Motorola, Inc. and Motorola Mobility, Inc. (the “Motorola Defendants”) alleging that the Motorola Defendants breached a contractual obligation to license certain patents related to 802.11 wireless networking technology and H.264 video coding technology on reasonable and non-discriminatory terms and conditions. The complaint seeks unspecified monetary damages and injunctive relief including a declaration that the Motorola Defendants have not offered royalties to Microsoft under reasonable rates, with reasonable terms and conditions that are demonstrably free of any unfair discrimination.

In November 2010, Motorola Mobility, Inc. and General Instruments Corporation filed complaints against Microsoft in the ITC and in the U.S. District Courts for the Southern District of Florida, Motorola Mobility, Inc. v. Microsoft Corporation and Motorola Mobility, Inc. and General Instruments Corporation v. Microsoft Corporation, and the Western District of Wisconsin, Motorola Mobility, Inc. and General Instruments Corporation v. Microsoft Corporation. The ITC matter is entitled In the Matter of Certain Gaming and Entertainment Consoles, Related Software, and Components Thereof (Inv. No. 337-TA-752). Among the complaints, Motorola Mobility, Inc. and General Instruments Corporation are asserting infringement of claims in nineteen patents by Microsoft’s PC and Server software, Windows mobile software and Xbox products. The ITC complaint seeks exclusion and cease and desist orders. On December 23, 2010, the ITC instituted the investigation. The District Court complaints seek monetary damages and injunctive relief. In December 2010 and February 2011, Motorola Mobility, Inc. subsequently asserted claims in four additional patents in the Western District of Wisconsin, Motorola Mobility, Inc. v. Microsoft Corporation. Between December 23, 2010 and January 25, 2011, Microsoft filed counterclaims against Motorola Mobility, Inc. in these actions, alleging infringement of a total of fourteen additional Microsoft patents.

Motorola Mobility, Inc. v Apple Inc.

On October 6, 2010, Motorola Mobility, Inc. filed a complaint for patent infringement against Apple Inc. with the ITC. The matter is entitled In the Matter of Certain Wireless Communication Devices, Portable Music and Data Processing Devices, Computers and Components Thereof (Inv. No. 337-TA-745). The complaint alleges that Apple Inc. directly infringes, contributorily infringes and/or induces others to infringe claims of six patents by importing and selling in the United States after importation certain wireless communication devices, portable music and data processing devices, computers, and components thereof without the authorization of Motorola Mobility, Inc. The complaint seeks the institution of an investigation and the issuance of an exclusion order barring from entry into the United States certain products and a cease and desist order prohibiting Apple from importing, marketing and distributing certain products and other related activities. On November 8, 2010, the ITC instituted the investigation.

On October 6, 2010, Motorola Mobility, Inc. filed two complaints for patent infringement against Apple Inc. in Motorola Mobility, Inc. v Apple Inc., in the United States District Court for the Northern District of Illinois (the “Illinois Complaints”). Motorola Mobility, Inc. filed another complaint for patent infringement against Apple Inc. in Motorola Mobility, Inc. v Apple Inc., in the United States District Court for the Southern District of Florida (the “Florida Complaint”). The complaints allege that Apple Inc. directly and/or indirectly infringes eighteen Motorola Mobility patents by making, using, offering for sale and selling in the United States certain products and services. On November 9, 2010, Motorola Mobility, Inc. voluntarily dismissed the Illinois Complaints, which are now being asserted as counterclaims in the actions brought by Apple Inc. below. On November 18, 2010, Apple counterclaimed in the Southern District of Florida, alleging infringement of six Apple patents by Motorola Mobility, Inc.’s manufacture and sale of mobile devices, set-top boxes and digital video recorders.

On October 8, 2010, Motorola Mobility, Inc. filed a complaint for declaratory relief against Apple Inc. and NeXT Software, Inc. in Motorola Mobility, Inc. v. Apple Inc. and NeXT Software, Inc., in the United States District Court for the District of Delaware. The complaint seeks a judgment declaring that Motorola Mobility, Inc. has not infringed, induced the infringement of, or contributed to the infringement of any valid, enforceable claim of twelve patents owned by Apple Inc. and NeXT Software, Inc. On December 2, 2010, Apple asserted these twelve patents against Motorola, Inc. and Motorola Mobility, Inc. in the Western District of Wisconsin, seeking to transfer the Delaware action to Wisconsin.

On October 29, 2010, Apple Inc. filed two complaints for patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility, Inc., in the United States District Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringes, contributorily infringes and/or induces others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief. On November 9, 2010, Motorola Mobility, Inc. filed counterclaims against Apple Inc. to their complaints alleging infringement of twelve Motorola Mobility, Inc. patents originally asserted by Motorola Mobility, Inc. in the Northern District of Illinois as above.

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the

Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the and the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation.

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

Item 4: [Removed and Reserved.]

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola Solutions as of February 17, 2011, their ages as of January 1, 2011, their current titles and positions they have held during the last five years:

Gregory Q. Brown; age 50; President and Chief Executive Officer, Motorola Solutions, Inc. since January 4, 2011; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Broadband Mobility Solutions from August 2008 to January 2011; President and Chief Executive Officer from January 2008 to August 2008; President and Chief Operating Officer from June 2007 to January 2008; Executive Vice President, President, Networks and Enterprise from June 2006 to June 2007; Executive Vice President and President, Government and Enterprise Mobility Solutions from January 2005 to June 2006.

Michael D. Annes; age 47; Corporate Vice President, Business Development and Ventures, Motorola Solutions, Inc. since January 4, 2011; Corporate Vice President, Business Development and Ventures, Motorola, Inc. from January 2009 to January 2011; Corporate Vice President, Law, Integrated Supply Chain from February 2005 to January 2009.

Michele A. Carlin; age 49; Senior Vice President, Human Resources, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President, Human Resources, Motorola, Inc. from November 2009 to January 2011; Corporate Vice President, Human Resources, Global Rewards and HR Shared Services from July 2008 to October 2009; Vice President, Global Compensation, Benefits & HR Technology, Campbell Soup Company from June 2006 to July 2008; Vice President of HR Rewards & Operations, TIAA-CREF from June 2005 to May 2006.

Eduardo F. Conrado; age 44; Senior Vice President, Chief Marketing Officer, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President and Chief Marketing Officer, Motorola Solutions, Motorola, Inc. from September 2010 to January 2011; Senior Vice President, Chief Marketing Officer, Enterprise Mobility Solutions and Home & Networks business from March 2009 to September 2010; Corporate Vice President, Marketing and Communications, Home and Networks Mobility Business from December 2007 to March 2009; Vice President, Global Marketing and Communications, Networks & Enterprise businesses from January 2006 to December 2007; Vice President, Global Marketing, Public Relations and Industry Analyst Relations for Motorola Networks from October 2005 to January 2006.

Eugene A. Delaney; age 54; Executive Vice President, Product and Business Operations, Enterprise Mobility Solutions, Motorola Solutions, Inc. since January 4, 2011; Executive Vice President, Product and Business Operations, Enterprise Mobility Solutions, Motorola, Inc. from August 2010 to January 2011; Executive Vice President, President, Enterprise Mobility Solutions from January 2009 to August 2010; Senior Vice President, Government and Public Safety from May 2007 to January 2009; Senior Vice President, International Sales Operations, Networks and Enterprise from May 2006 to May 2007; Senior Vice President, International Sales Operations, Government and Enterprise Mobility Solutions from May 2005 to May 2006.

Edward J. Fitzpatrick; age 44; Senior Vice President, Chief Financial Officer, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President, Chief Financial Officer, Motorola, Inc. from October 2009 to January 2011; Senior Vice President, Corporate Controller and Acting Chief Financial Officer from February 2009 to October 2009; Senior Vice President and Corporate Controller from January 2009 to February 2009; Corporate Vice President, Finance, Home and Networks Mobility from January 2008 to January 2009; Vice President, Finance, Home and Networks Mobility from June 2007 to January 2008; Vice President, Finance and Controller, Networks and Enterprise from April 2006 to June 2007; Vice President, Finance and Controller, Government and Enterprise Mobility Solutions from July 2005 to April 2006.

Leslie M. Jones; age 64; Senior Vice President and Chief Information Officer, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President and Chief Information Officer, Motorola, Inc. from July 2008 to January 2011; Corporate Vice President, Information Technology, Enterprise Mobility Solutions and Home & Networks Mobility segments from June 2007 to June 2008; Deputy Chief Information Officer from July 2005 to May 2007.

Kelly S. Mark; age 39; Corporate Vice President, Strategy and Staff Operations, Motorola Solutions, Inc. since January 4, 2011; Corporate Vice President, Strategy, Motorola Solutions, Motorola, Inc. from September 2010 to January 2011; Vice President, Chief of Staff from January 2008 to September 2010; Operations consultant, Cerberus Capital from October 2008 to December, 2008; Director of Acquisition Integration from September 2004 to September 2008.

Mark F. Moon; age 47; Senior Vice President, Sales and Field Operations, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President, Sales and Field Operations, Motorola Solutions, Motorola, Inc. from August 2010 to January 2011; Senior Vice President, Worldwide Field Operations, Enterprise Mobility Solutions business from April 2009 to August 2010; Senior Vice President, Government and Commercial Markets - Americas, ASTRO Product Management, Enterprise Mobility Solutions Business from January 2008 to April 2009; Senior Vice President, NA and LAC Biometrics, ASTRO, PCR Product Management, Government and Public Safety Business, Enterprise Mobility Solutions Group from July 2007 to January 2008; Senior Vice President, North America Government and Commercial Markets, Networks and Enterprise Business from December 2006 to July 2007; Corporate Vice President, Sales and Distribution, North America Public Safety, Networks and Enterprise Business from May 2006 to December 2006; Corporate Vice President, Sales and Distribution, State and Local Government, Government and Enterprise Mobility Solutions from March 2005 to May 2006.

Lewis A. Steverson; age 47; Senior Vice President, General Counsel and Secretary to the Board, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President and General Counsel, Motorola Solutions, Motorola, Inc., from August 2010 to January 2011; Senior Vice President, Law, Enterprise Mobility Solutions business from April 2010 to August 2010; Corporate Vice President, Law, Broadband Mobility business from May 2007 to April 2010; Corporate Vice President, Law, Networks & Enterprise business from March 2006 to May 2007; Corporate Vice President, Law, Government & Enterprise Mobility Solutions business from April 2005 to March 2006.

Karen P. Tandy; age 57; Senior Vice President, Public Affairs, Motorola Solutions, Inc. since January 4, 2011; Senior Vice President, Public Affairs, Motorola, Inc. from August 2010 to January 2011; Senior Vice President, Public Affairs and Communications from July 2008 to August 2010; Senior Vice President, Global Government Affairs & Public Policy from November 2007 to July 2008; Administrator to the U.S. Drug Enforcement Agency from July 2003 to November 2007.

John K. Wozniak; age 39; Corporate Vice President and Chief Accounting Officer, Motorola Solutions, Inc. since January 4, 2011; Corporate Vice President and Chief Accounting Officer, Motorola, Inc. from November 2009 to January 2011; Vice President and Assistant Controller from March 2008 to November 2009; Senior Director of Technical Accounting and International Controller, Home and Networks Mobility from June 2007 to March 2008; Senior Director of Accounting and Transaction Support, Networks and Enterprise from May 2006 to June 2007; Director of Technical Accounting and External Reporting from October 2005 until May 2006.

The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2011 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Motorola Solutions common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola Solutions common stock on January 31, 2011 was 61,903.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2010 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.’’

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.

This graph assumes $100 was invested in the stock or the Index on December 31, 2005 and also assumes the reinvestment of dividends.

Item 6: Selected Financial Data

Motorola Solutions, Inc. and Subsidiaries

Five-Year Financial Summary

	Years Ended December 31
(Dollars in millions, except as noted)	2010	2009	2008	2007	2006
Operating Results
Net sales	$19,282	$18,147	$25,109	$31,369	$38,034
Costs of sales	12,384	12,406	18,171	22,938	27,100

Gross margin	6,898	5,741	6,938	8,431	10,934

Selling, general and administrative expenses	3,367	3,058	3,912	4,482	3,922
Research and development expenditures	2,530	2,598	3,399	3,566	3,138
Other charges (income)	212	577	2,169	861	(68)

Operating earnings (loss)	789	(492)	(2,542)	(478)	3,942

Other income (expense):
Interest income (expense), net	(131)	(132)	38	71	323
Gains on sales of investments and businesses, net	48	74	76	16	25
Other	(29)	47	(425)	35	146

Total other income (expense)	(112)	(11)	(311)	122	494

Earnings (loss) from continuing operations before income taxes	677	(503)	(2,853)	(356)	4,436
Income tax expense (benefit)	406	(159)	1,584	(316)	1,336

Earnings (loss) from continuing operations	271	(344)	(4,437)	(40)	3,100
Earnings from discontinued operations, net of tax	379	316	197	5	570

Net earnings (loss)	650	(28)	(4,240)	(35)	3,670

Less: Earnings attributable to noncontrolling interests	17	23	4	14	9

Net earnings (loss) attributable to Motorola Solutions, Inc.	$633	$(51)	$(4,244)	$(49)	$3,661

Amounts attributable to Motorola Solutions, Inc. common shareholders
Earnings (loss) from continuing operations, net of tax	$254	$(367)	$(4,441)	$(54)	$3,091
Earnings from discontinued operations, net of tax	379	316	197	5	570

Net earnings (loss)	$633	$(51)	$(4,244)	$(49)	$3,661
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$0.75	$(1.12)	$(13.72)	$(0.16)	$8.64
Diluted earnings (loss) per common share	1.87	(0.16)	(13.11)	(0.15)	10.23
Diluted weighted average common shares outstanding (in millions)	338.1	327.9	323.6	330.4	357.7
Dividends paid per share	$—	$0.35	$1.40	$1.40	$1.26
Balance Sheet
Total assets	$25,577	$25,603	$27,869	$34,812	$38,593
Long-term debt	2,194	3,365	4,092	3,991	2,704
Total debt	2,799	3,901	4,184	4,323	4,397
Total stockholders’ equity	10,987	9,883	9,595	15,525	17,186
Other Data
Capital expenditures	$335	$204	$408	$413	$520
% of sales	1.7%	1.1%	1.6%	1.3%	1.4%
Research and development expenditures	$2,530	$2,598	$3,399	$3,566	$3,138
% of sales	13.1%	14.3%	13.5%	11.4%	8.3%
Year-end employment (in thousands)	51	53	64	66	66

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2010, prior to the separation of Motorola Mobility. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”

Executive Overview

What businesses are we in?

Through December 31, 2010, the Company reported financial results for three operating business segments, which were comprised of two main business units. Following the Separation of Motorola Mobility on January 4, 2011, only the Enterprise Mobility Solutions segment remains part of the Company.

Motorola Solutions

•

The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radios, wireless LAN and security products, voice and data communications products and systems primarily for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of customers, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). The segment’s net sales in 2010 were $7.9 billion, representing 41% of the Company’s consolidated net sales.

Motorola Mobility

•

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property. The segment’s net sales in 2010 were $7.8 billion, representing 40% of the Company’s consolidated net sales.

•

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television (“TV”) and telecommunication service providers. The segment’s net sales in 2010 were $3.6 billion, representing 19% of the Company’s consolidated net sales.

What were our 2010 financial results?

•	Our net sales were $19.3 billion in 2010, up 6% compared to net sales of $18.1 billion in 2009.

•

We had operating earnings of $789 million in 2010, compared to incurring an operating loss of $492 million in 2009. Operating margin was 4.1% of net sales in 2010, compared to (2.7)% of net sales in 2009.

•

We had earnings from continuing operations of $271 million, or $0.75 per diluted common share, in 2010, compared to a loss from continuing operations of $344 million, or $1.12 per diluted common share, in 2009.

•	We generated cash from operating activities of $1.5 billion in 2010, compared to using $95 million of cash for operating activities in 2009.

•

We increased the aggregate of our: (i) cash and cash equivalents balances, (ii) Sigma Fund and short-term investments, and (iii) long-term Sigma Fund, by $904 million from $8.0 billion as of December 31, 2009 to $8.9 billion as of December 31, 2010. Conversely, we decreased the aggregate of our: (i) notes payable and the current portion of long-term debt, and (ii) long-term debt, by approximately $1.1 billion from $3.9 billion as of December 31, 2009 to $2.8 billion as of December 31, 2010.

What were the financial results for our three operating business segments in 2010?

•

In Our Enterprise Mobility Solutions Business: Net sales were $7.9 billion in 2010, an increase of 10% compared to net sales of $7.2 billion in 2009. On a geographic basis, net sales increased in all regions.

Operating earnings were $949 million in 2010, compared to operating earnings of $736 million in 2009. The increase in operating earnings was primarily due to an increase in gross margin and gross margin percentage, driven by a favorable product mix. Additionally, the segment had lower expenditures as a result of cost-reduction activities, specifically R&D.

•

In the Mobile Devices Business: Net sales were $7.8 billion in 2010, an increase of 9% compared to net sales of $7.1 billion in 2009. On a geographic basis, net sales increased in North America, Asia and the Europe, Middle East and Africa region (“EMEA”), partially offset by decreased net sales in Latin America. The segment incurred an operating loss of $76 million in 2010, compared to an operating loss of $1.2 billion in 2009.

•

In the Home Business: Net sales were $3.6 billion in 2010, a decrease of 7% compared to net sales of $3.9 billion in 2009. On a geographic basis, net sales decreased in North America, Asia and EMEA and increased in Latin America. The segment had operating earnings of $152 million in 2010, compared to operating earnings of $16 million in 2009.

What were our major challenges and accomplishments in 2010?

•

In our Enterprise Mobility Solutions Business: In 2010, sales in the Enterprise Mobility Solutions business were higher than in 2009. This was primarily due to improved demand within the retail markets served, resulting from improved economic conditions. Enterprise Mobility Solutions improved operating margin and generated improved operating cash flow. Additionally, the Enterprise Mobility Solutions business has historically worked to rebalance its portfolio, shedding low margin and non-core businesses. In 2010, the segment divested its Israeli-based wireless networks operator.

During the year, the segment was able to overcome worldwide supply shortages and increased lead times to meet demand for our product. Despite the budget challenges facing many of the U.S. governmental customers, demand for our products and solutions by customers in the government and public safety market increased as compared to 2009. In 2010, the segment’s continued commitment to quality, enhancements to our comprehensive portfolio, and a strong customer base contributed to higher sales to our U.S. governmental customers.

As a result of our continued strong commitment to R&D, the year brought many new enhancements to our product portfolio. We expanded our APX™ family of products with additional mobile and portable radios, including radios designed for extreme situations and single-band users and the first encrypted mission-critical Bluetooth earpiece, enabling secure communications when paired with our APX portable radios. We also introduced the industry’s first TETRA wideband data capable mobile radio and the world’s smallest single unit data capable base station, offering a cost-effective solution for expanding coverage. We expanded our mobile computing portfolio with the MC65, a compact, rugged enterprise mobile computer with integrated GPS and data capture. The segment introduced the smallest and lightest enterprise mobile computing device in our mobile computing platform, the ES400. The ES400 features a customizable user interface, integrated voice and data capabilities, as well as mobile computing and scanning functionality. We were awarded the first phase of a 700 MHz LTE network for public safety across multiple counties in the San Francisco Bay area. This agreement represents a first step in deploying a unified state-of-the-art private mission-critical broadband multimedia network.

•

In the Mobile Devices Business: The wireless handset market grew in 2010 and remained intensely competitive. The growth in the market was driven primarily by increasing demand for smartphones. To address this segment of the handset market, the segment focused on enhancing its smartphone portfolio. During the year, the segment launched 23 smartphones in markets around the world and shipped 13.7 million smartphones compared to two million in 2009. In addition, the segment launched a number of feature phones, including those based on the iDEN technology, and introduced several voice-centric devices to meet specific market requirements, primarily in emerging markets. However, the segment continued to face challenges as it transitioned its product portfolio. From a financial perspective, the Mobile Devices’ sales grew in 2010 compared to 2009, the first year of annual sales growth since 2006. The segment also significantly reduced its operating loss compared to 2009 by shifting its overall product mix to higher margin smartphones from lower margin feature phones, improving supply chain efficiency, and reducing operating expenses.

36

•

In the Home Business: Weakened macro economic conditions provided some challenges for the industry. Demand for set-top boxes declined year-on-year in the first half of the year followed by modest growth in the second half. To strengthen its product portfolio, the segment made a number of enhancements including advanced set-top boxes, including those which can enable viewing of 3D TV, software solutions that allow operators to manage content across a multi-screen environment, and a multi-media IP hub that gives consumers more control and access to content. In infrastructure, sales grew in 2010 as operators upgraded networks to expand capacity and provide capabilities for advanced services. From a financial perspective, while Home sales declined in 2010 compared to 2009, the segment improved its operating margin by remaining focused on its priority markets, introducing innovative new products, and reducing operating expenses while continuing to invest in future growth opportunities. However, the segment continued to be impacted by economic conditions in the U.S. primarily as a result of the housing market.

Looking Forward

On January 4, 2011, we completed the separation of Motorola Mobility, which included the Mobile Devices and Home segments. Motorola Solutions, which is now comprised solely of our Enterprise Mobility Solutions Segment, has leading positions in both mission critical and business critical communications solutions for government and enterprise customers around the world.

Total sales in our government and public safety market grew 5% in 2010 with growth in every region, demonstrating the resiliency of demand for our products. While government customers may face challenging economic environments, we believe these customers will continue to place a high priority on mission critical communications and technologies that supplement operational efficiency and effectiveness. We anticipate growth in North America as well as in our international government business. We continue to innovate in our radio products and solutions including TETRA, APCO 25 and DRM, and we are working with customers to develop and deploy next generation public safety equipment, including radios, video surveillance and LTE for public safety.

Conditions in our commercial enterprise market improved significantly from 2009, with sales growth of 19% in 2010. Improvements in retail spending resulted in an increased demand trend as many of our customers reinvested in technology to improve supply chain efficiencies, increase productivity of associates and improve end-customer buying experiences. We believe the trend of increased mobile workers, and demand for real-time information will accelerate next-generation enterprise mobile computing and advance data capture solutions. With our prioritized investments in next generation products, comprehensive solutions portfolio, and market leadership, we are well positioned for profitable growth in the commercial enterprise markets.

We are targeting closing the sale of our Networks business to Nokia Siemens Networks B.V. (“NSN”) in the first quarter of 2011, which remains subject to the satisfaction of closing conditions, including receipt of regulatory approvals. This business is reported in discontinued operations. For the iDEN infrastructure business, which we will retain and report in the Enterprise Mobility Solutions Segment, we have negotiated supply agreements with our two primary customers for iDEN support through 2013.

Due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components. We continue to work closely with our suppliers to secure adequate supply. If demand for our products increases from our current expectations, we may experience periodic supply shortages.

We are committed to employing disciplined financial policies, achieving our financial plan, and optimizing our capital structure. We will continue to evaluate opportunities to return capital to shareholders as we further strengthen our balance sheet.

We conduct our business in competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, and changes in regulatory requirements, among other matters, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers globally. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that serve the needs of the government and commercial enterprise markets.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share amounts)	2010	% of sales	2009	% of sales	2008	% of sales
Net sales	$19,282		$18,147		$25,109
Costs of sales	12,384	64.2%	12,406	68.4%	18,171	72.4%

Gross margin	6,898	35.8%	5,741	31.6%	6,938	27.6%
Selling, general and administrative expenses	3,367	17.5%	3,058	16.8%	3,912	15.6%
Research and development expenditures	2,530	13.1%	2,598	14.3%	3,399	13.5%
Other charges	212	1.1%	577	3.2%	2,169	8.6%

Operating earnings (loss)	789	4.1%	(492)	(2.7)%	(2,542)	(10.1)%
Other income (expense):
Interest income (expense), net	(131)	(0.7)%	(132)	(0.7)%	38	0.1%
Gains on sales of investments and businesses, net	48	0.3%	74	0.4%	76	0.3%
Other	(29)	(0.2)%	47	0.2%	(425)	(1.7)%

Total other income (expense)	(112)	(0.6)%	(11)	(0.1)%	(311)	(1.3)%
Earnings (loss) from continuing operations before income taxes	677	3.5%	(503)	(2.8)%	(2,853)	(11.4)%
Income tax expense (benefit)	406	2.1%	(159)	(0.9)%	1,584	6.3%

	271	1.4%	(344)	(1.9)%	(4,437)	(17.7)%
Less: Earnings attributable to noncontrolling interests	17	0.1%	23	0.1%	4	0.0%

Earnings (loss) from continuing operations*	254	1.3%	(367)	(2.0)%	(4,441)	(17.7)%
Earnings from discontinued operations, net of tax	379	2.0%	316	1.7%	197	0.8%

Net earnings (loss)*	$633	3.3%	$(51)	(0.3)%	$(4,244)	(16.9)%

Earnings (loss) per diluted common share:
Continuing operations	$0.75		$(1.12)		$(13.72)
Discontinued operations	1.12		0.96		0.61

	$1.87		$(0.16)		$(13.11)
*	Amounts attributable to Motorola Solutions, Inc. common shareholders.

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2010, 2009 and 2008 are as follows:

Geographic Market Sales by Locale of End Customer

	2010	2009	2008
United States	58%	58%	55%
Latin America	12%	13%	17%
Asia	12%	12%	12%
Europe	10%	9%	11%
Other Markets	8%	8%	5%

	100%	100%	100%

Results of Operations—2010 Compared to 2009

Net Sales

Net sales were $19.3 billion in 2010, a 6% increase compared to net sales of $18.1 billion in 2009. The increase in net sales reflects: (i) a $688 million, or 10%, increase in net sales in the Enterprise Mobility Solutions segment, and (ii) a $673 million, or 9%, increase in net sales in the Mobile Devices segment, partially offset by a $263 million, or 7%, decrease in net sales in the Home segment. The 10% increase in net sales in the Enterprise

Mobility Solutions segment reflects a 19% increase in net sales to the commercial enterprise market and a 5% increase in net sales to the government and public safety market. The 9% increase in net revenues in the Mobile Devices segment was primarily driven by a 61% increase in average selling price (“ASP”), partially offset by a 32% decrease in unit shipments. The 7% decrease in net revenues in the Home segment reflects a 12% decrease in net revenues from set-top boxes, partially offset by higher net revenues from video and access infrastructure equipment.

Gross Margin

Gross margin was $6.9 billion, or 35.8% of net sales, in 2010, compared to $5.7 billion, or 31.6% of net sales, in 2009. The increase in gross margin reflects: (i) a significant increase in the Mobile Devices segment, and (ii) increases in the Enterprise Mobility Solutions and Home segments. The increase in gross margin in the Mobile Devices segment was primarily driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 9% increase in net sales. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 10% increase in net sales and a favorable product mix. The increase in gross margin in the Home segment was due to a favorable product margin mix across all product lines.

The increase in gross margin as a percentage of net sales in 2010 compared to 2009 reflects an increase in gross margin percentage in all segments. The Company’s overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 10% to $3.4 billion, or 17.5% of net sales, in 2010, compared to $3.1 billion, or 16.8% of net sales, in 2009. The increase in SG&A expenses reflects higher SG&A expenses in all segments, reflecting higher incentive, pension and other benefit expenses across the Company, as well as the segment-specific drivers that follow. The increase in the Enterprise Mobility Solutions segment was primarily due to increased selling and marketing expenses related to the increase in net sales. The increase in the Mobile Devices segment was primarily driven by an increase in marketing expenses. The slight increase in the Home segment was primarily due to a non-recurring charge to settle a legal matter. SG&A expenses as a percentage of net sales increased in all segments.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 3% to $2.5 billion, or 13.1% of net sales, in 2010, compared to $2.6 billion, or 14.3% of net sales, in 2009. The decrease in R&D expenditures reflects lower R&D expenditures in the Mobile Devices and Home segments, partially offset by increased R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in R&D expenditures in the Mobile Devices and Home segments are primarily due to savings from cost-reduction initiatives. The increase in R&D expenditures in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies.

R&D expenditures as a percentage of net sales decreased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $212 million in Other charges in 2010, compared to net charges of $577 million in 2009. The charges in 2010 included: (i) $258 million of charges relating to the amortization of intangibles, (ii) $242 million of separation-related transaction costs, and (iii) $100 million of net reorganization of business charges included in Other charges, partially offset by $388 million of gains related to legal settlements and intellectual property reserve adjustments. The charges in 2009 included: (i) $277 million of charges relating to the amortization of intangibles, (ii) $235 million of net reorganization of business charges included in Other charges, (iii) $23 million of charges related to an environmental reserve, and (iv) $42 million of separation-related transaction costs.

Net Interest Expense

Net interest expense was $131 million in 2010, compared to net interest expense of $132 million in 2009. Net interest expense in 2010 included interest expense of $220 million, partially offset by interest income of $89 million. Net interest expense in 2009 includes interest expense of $211 million, partially offset by interest income of $79 million. The increase in interest expense in 2010 compared to 2009 is primarily attributable to the absence of reversals of interest expense accruals that were no longer needed as a result of the settlement of certain tax audits during 2009, partially offset by increased interest income from long-term receivables.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $48 million in 2010, compared to a gain of $74 million in 2009. In 2010, the net gain was primarily comprised of a $31 million gain on the sale of a single investment. In 2009, the net gain primarily relates to sales of certain of the Company’s equity investments, of which $32 million of gain was attributed to a single investment.

Other

Net Other expense was $29 million in 2010, compared to net Other income of $47 million in 2009. The net Other expense in 2010 was primarily comprised of: (i) $28 million of investment impairments, (ii) a $17 million foreign currency loss, and (iii) a $12 million loss from the extinguishment of a portion of the Company’s outstanding long-term debt, partially offset by a $11 million gain from Sigma Fund investments. The net income in 2009 was primarily comprised of: (i) $80 million of gains from Sigma Fund investments, and (ii) a $67 million gain related to the extinguishment of a portion of the Company’s outstanding long-term debt, partially offset by: (i) $77 million of other-than-temporary investment impairment charges, and (ii) a $30 million foreign currency loss.

Effective Tax Rate

The Company recorded $406 million of net tax expense in 2010, resulting in an effective tax rate on continuing operations of 60%, compared to $159 million of net tax benefits in 2009, resulting in an effective tax rate of 32%. The Company’s effective tax rate in 2010 was higher than the U.S. statutory tax rate of 35% primarily due to: (i) an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings related to the realignment of the Company’s investment structure in preparation of the Separation of Motorola Mobility, (ii) a non-cash tax charge related to the Medicare Part D subsidy tax law change, and (iii) certain separation-related transaction costs incurred for which the Company recorded no tax benefit, partially offset by reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income and effects of various global income tax strategies.

Earnings (Loss) from Continuing Operations

The Company had net earnings from continuing operations before income taxes of $677 million in 2010, compared with a net loss from continuing operations before income taxes of $503 million in 2009. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $254 million, or $0.75 per diluted share, in 2010, compared to a net loss from continuing operations of $367 million, or $1.12 per diluted share, in 2009.

The improvement in the earnings (loss) from continuing operations before income taxes in 2010 compared to 2009 was primarily attributable to: (i) a $1.2 billion increase in gross margin, (ii) a $365 million decrease in Other charges, and (iii) a $68 million decrease in R&D expenditures. These improvements were partially offset by: (i) an $309 million increase in SG&A expenses, (ii) a $76 million decrease in net Other income, as presented in Other income (expense), and (iii) a $26 million decrease in gains on the sale of investments and businesses

Earnings from Discontinued Operations

During the third quarter of 2010, the Company announced that NSN would acquire the majority of our Networks infrastructure assets, subject to the satisfaction of closing conditions, including receipt of regulatory approvals. During the second quarter of 2010, the Company completed the sale of our Israel-based wireless network operator. During the first quarter of 2009, the Company completed the sales of: (i) Good Technology, and (ii) the Company’s former biometrics business unit, which included its Printrak trademark.

After taxes, the Company had earnings from discontinued operations of $379 million, or $1.12 per diluted share, in 2010, compared to earnings from discontinued operations of $316 million, or $0.96 per diluted share, in 2009.

Results of Operations—2009 Compared to 2008

Net Sales

Net sales were $18.1 billion in 2009, down 28% compared to net sales of $25.1 billion in 2008. The decrease in net sales reflects: (i) a $5.0 billion, or 41%, decrease in net sales in the Mobile Devices segment, (ii) a $1.0 billion, or 21%, decrease in net sales in the Home segment, and (iii) a $1.1 billion, or 13%, decrease in net sales in the Enterprise Mobility Solutions segment. The 41% decrease in net sales in the Mobile Devices segment was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in ASP. The 21% decrease in net sales in the Home segment was primarily driven by a 24% decrease in net revenues of set-top boxes, reflecting: (i) an 18% decrease in unit shipments of set-top boxes, and (ii) a lower ASP due to an unfavorable shift in product mix. The 13% decrease in net sales in the Enterprise Mobility Solutions segment reflects a 21% decrease in net sales to the commercial enterprise market and a 10% decrease in net sales to the government and public safety market.

Gross Margin

Gross margin was $5.7 billion, or 31.6% of net sales, in 2009, compared to $6.9 billion, or 27.6% of net sales, in 2008. Gross margin decreased in all segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 41% decrease in net sales, partially offset by: (i) supply chain efficiencies, primarily including lower excess inventory charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a purchase commitment. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 13% decrease in net sales and an unfavorable product mix. The decrease in gross margin in the Home segment was primarily driven by the 21% decrease in net sales, partially offset by a favorable product mix.

The increase in gross margin as a percentage of net sales in 2009 compared to 2008 was primarily driven by increases in gross margin percentage in the Mobile Devices segment, partially offset by a decrease in gross margin percentage in the Enterprise Mobility Solutions and Home segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. In 2009, the proportion of overall sales by our Mobile Devices business was smaller than in previous years. Since Mobile Devices has the lowest gross margin percentage of the Company’s businesses, this positively impacted overall gross margin percentage in 2009.

Selling, General and Administrative Expenses

SG&A expenses decreased 22% to $3.1 billion, or 16.8% of net sales, in 2009, compared to $3.9 billion, or 15.6% of net sales, in 2008. SG&A expenses decreased in the Mobile Devices and Enterprise Mobility Solutions segments and increased slightly in the Home segment. The decrease in SG&A expenses in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in SG&A expenses in the Enterprise Mobility Solutions segment was primarily due to savings from cost-reduction initiatives. The slight increase in SG&A expenses in the Home segment was primarily due to increased administrative expenses, partially offset by savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in all segments.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 24% to $2.6 billion, or 14.3% of net sales, in 2009, compared to $3.4 billion, or 13.5% of net sales, in 2008. R&D expenditures decreased in all segments, primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $577 million in Other charges in 2009, compared to net charges of $2.2 billion in 2008. The charges in 2009 included: (i) $277 million of charges relating to the amortization of intangibles, (ii) $235 million of net reorganization of business charges included in Other charges, (iii) $23 million of charges related to an environmental reserve, and (iv) $42 million of separation-related transaction costs. The net charges in 2008 included: (i) $1.6 billion of asset impairment charges, (ii) $294 million of charges relating to the amortization of intangible assets, (iii) $216 million of net reorganization of business charges included in Other charges, and (iv) $59 million of separation-related transaction costs, partially offset by a $48 million gain on the sale of property, plant and equipment. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section. The asset impairment charges are discussed in further detail in the “Valuation and Recoverability of Goodwill and Long-lived Assets” section.

Net Interest Income (Expense)

Net interest expense was $132 million in 2009, compared to net interest income of $38 million in 2008. Net interest expense in 2009 includes interest expense of $211 million, partially offset by interest income of $79 million. Net interest income in 2008 included interest income of $261 million, partially offset by interest expense of $223 million. The significant decline in interest income reflects: (i) the significant decrease in average short-term interest rates in 2009 compared to 2008, (ii) a change in the investment mix of the Sigma Fund to more liquid securities with shorter maturities and lower interest rates, and (iii) the decrease in average cash, cash equivalents and Sigma Fund balances in 2009 compared to 2008. This decline in interest income was slightly offset by a decrease in interest expense, primarily driven by a decrease in the Company’s level of outstanding debt during 2009.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $74 million in 2009, compared to gains of $76 million in 2008. In 2009, the net gain primarily relates to sales of certain of the Company’s equity investments, of which $32 million of gain was attributed to a single investment. These gains were partially offset by a net loss from the sale of specific businesses. In 2008, the net gain primarily related to sales of a number of the Company’s equity investments, of which $29 million of gain was attributed to a single investment.

Other

Net income classified as Other, as presented in Other income (expense), was $47 million in 2009, compared to net charges of $425 million in 2008. The net income in 2009 was primarily comprised of: (i) $80 million of gains from Sigma Fund investments, and (ii) a $67 million gain related to the extinguishment of a portion of the Company’s outstanding long-term debt, partially offset by: (i) $77 million of investment impairment charges, and (ii) $30 million of foreign currency losses. The net charges in 2008 were primarily comprised of: (i) $365 million of investment impairment charges, of which $138 million related to a single strategic investment, (ii) $186 million of impairment charges on Sigma Fund investments, (iii) $136 million of foreign currency losses, and (iv) $101 million of losses on Sigma Fund investments, partially offset by: (i) a $237 million curtailment gain associated with the decision to freeze benefit accruals for U.S. pension plans, (ii) $56 million of gains related to the extinguishment of a liability, (iii) $24 million of gains relating to several interest rate swaps not designated as hedges, and (iv) a $14 million gain related to the extinguishment of a portion of the Company’s outstanding long-term debt.

Effective Tax Rate

The Company recorded $159 million of net tax benefits in 2009, resulting in an effective tax rate of 32%, compared to $1.6 billion of net tax expense, resulting in a negative effective tax rate of (56) % in 2008. The Company’s effective tax rate for 2009 was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in valuation allowances relating to refundable general business credits and a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. The Company’s 2008 effective tax rate was less than the U.S. statutory tax rate of 35% primarily due to the recording of a $2.1 billion non-cash tax charge to establish deferred tax valuation allowances against a portion of the Company’s U.S. deferred tax assets and the recording of non-deductible goodwill impairment charges.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $503 million in 2009, compared with a net loss from continuing operations before income taxes of $2.9 billion in 2008. After taxes, and excluding Earnings attributable to noncontrolling interests, the Company incurred a net loss from continuing operations of $367 million, or $0.16 per diluted share, in 2009, compared to a net loss from continuing operations of $4.4 billion, or $1.96 per diluted share, in 2008.

The improvement in the loss from continuing operations before income taxes in 2009 compared to 2008 was primarily attributed to: (i) a $1.6 billion decrease in Other charges, (ii) a $854 million decrease in SG&A expenses, (iii) a $801 million decrease in R&D expenditures, and (iv) a $472 million increase in income classified as Other, as presented in Other income (expense). These factors were partially offset by: (i) a $1.2 billion decrease in gross margin, and (ii) a $170 million increase in net interest expense.

Earnings from Discontinued Operations

During the third quarter of 2010, the Company announced that NSN would acquire the majority of our Networks infrastructure assets, subject to the satisfaction of closing conditions, including receipt of regulatory approvals. During the second quarter of 2010, the Company completed the sale of our Israel-based wireless network operator. During the first quarter of 2009, the Company completed the sales of: (i) Good Technology, and (ii) the Company’s former biometrics business unit, which included its Printrak trademark.

After taxes, the Company had earnings from discontinued operations of $316 million, or $0.96 per diluted share, in 2009, compared to earnings from discontinued operations of $197 million, or $0.61 per diluted share, in 2008.

Reorganization of Businesses

During 2010, the Company implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. In 2010, The Company recorded net reorganization of business charges of $138 million, relating to the separation of 2,200 employees, of which 900 were direct employees and 1,300 were indirect employees. These charges included $38 million of Costs of sales and $100 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $138 million are charges of $150 million for employee separation costs, $21 million for exit costs, and $6 million for fixed asset impairment charges, partially offset by $39 million of reversals for accruals no longer needed.

The Company realized cost-saving benefits of approximately $73 million in 2010 from the plans that were initiated during 2010, representing: (i) $34 million of savings in R&D expenditures, (ii) $23 million of savings in SG&A expenses, and (iii) $16 million of savings in Costs of sales. Beyond 2010, the Company expects the reorganization plans initiated during 2010 to provide annualized cost savings of approximately $250 million.

During 2009, the Company recorded net reorganization of business charges of $298 million, including $320 million for employee separation costs, $36 million for exit costs, and $18 million for fixed asset impairment charges, partially offset by $76 million for reversals of accruals no longer needed. During 2008, the Company recorded net reorganization of business charges of $300 million, including $283 million for employee separation costs, $66 million for exit costs, partially offset by $49 million of reversals of accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2010	2009	2008
Enterprise Mobility Solutions	$68	$66	$21
Mobile Devices	34	184	25
Home	29	18	216

	131	268	262
Corporate	7	30	38

	$138	$298	$300

Cash payments for exit costs and employee separations in connection with these reorganization plans were $153 million in 2010, as compared to $393 million in 2009. The $100 million reorganization of businesses accrual at December 31, 2010, includes: (i) $65 million relating to employee separation costs that are expected to be paid in 2011, and (ii) $35 million relating to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

The Company increased the aggregate of our: (i) cash and cash equivalents balances, (ii) Sigma Fund and short-term investments, and (iii) long-term Sigma Fund, by $904 million from $8.0 billion as of December 31, 2009 to $8.9 billion as of December 31, 2010. Conversely, the Company decreased the aggregate of our: (i) notes payable and the current portion of long-term debt, and (ii) long-term debt, by approximately $1.1 billion from $3.9 billion as of December 31, 2009 to $2.8 billion as of December 31, 2010.

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At December 31, 2010, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $4.2 billion, an increase of $1.3 billion compared to $2.9 billion at December 31, 2009. At December 31, 2010, $1.2 billion of this amount was held in the U.S. and $3.0 billion was held by the Company or its subsidiaries in other countries. At December 31, 2010, restricted cash was $226 million (including $166 million held outside the U.S.), compared to $206 million (including $143 million held outside the U.S.) at December 31, 2009.

The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. In 2010, the Company repatriated approximately $1.1 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $3.3 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s consolidated statements of operations, given the U.S. Federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

On January 4, 2011, the separation of Motorola Mobility from Motorola Solutions was completed. As part of the Separation, the Company contributed $3.2 billion of cash and cash equivalents to Motorola Mobility and has an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary.

Operating Activities

The cash provided by operating activities from continuing operations in 2010 was $1.5 billion, compared to $95 million used in 2009, and $325 million used in 2008. The primary contributors to the cash provided in 2010 were: (i) income from continuing operations (adjusted for net non-cash charges) of $1.3 billion, and (ii) a $920 million increase in accounts payable and accrued liabilities, partially offset by: (i) a $311 million increase in accounts receivable, and (ii) a $267 million increase in inventories.

Accounts Receivable:    The Company’s net accounts receivable were $3.3 billion at December 31, 2010, compared to $2.8 billion at December 31, 2009. The increase in the Company’s net accounts receivable was driven by higher net accounts receivable in all segments. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” the Company’s levels of net accounts receivable can also be impacted by the timing and amount of accounts receivable sold to third parties, which can vary by period and can be impacted by numerous factors.

Inventory:    The Company’s net inventory was $1.4 billion at December 31, 2010, compared to $1.1 billion at December 31, 2009. The increase in the Company’s net inventory was driven by higher net inventory in all segments. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:    The Company’s accounts payable were $2.5 billion at December 31, 2010, compared to $2.0 billion at December 31, 2009. The increase in the Company’s accounts payable was driven by higher accounts payable in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Benefit Plan Contributions:    The Company contributed $157 million to its U.S. pension plans during 2010, compared to $90 million contributed in 2009. The Company contributed $47 million to its non-U.S. pension plans during 2010, compared to $39 million contributed in 2009. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which the Company will contribute $100 million above and beyond its legal requirement to its U.S. noncontributory pension plan (“U.S. Regular Pension Plan”) over the next five years. The Company and the PBGC entered into the agreement as the Company was in the process of separating Motorola Mobility and pursuing the sale of certain assets of it Networks business. Also in January 2011, the Company elected the available optional pension contribution relief which reduced its required 2011 U.S. Regular Pension Plan contribution from approximately $265 million to approximately $235 million. During 2011, the Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $40 million to its non-U.S. pension plans. The Company maintained all of the U.S. pension liabilities and the majority of the non-U.S. pension liabilities following the Separation of Motorola Mobility on January 4, 2011.

The Company amended its U.S. Regular Pension Plan, the Officers’ Plan and the Motorola Supplemental Pension Plan such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.

The Company made no contributions to its Postretirement Health Care Benefits Plan in either 2010 or 2009, and expects to make no contributions to this plan in 2011. The Company maintained the entire Postretirement Health Care Benefits Plan liability following the Separation of Motorola Mobility on January 4, 2011. Retirement benefits are further discussed below in the “Significant Accounting Policies—Retirement Benefits” section.

Investing Activities

Net cash provided by investing activities was $246 million in 2010, compared to net cash used of $597 million in 2009 and net cash provided of $921 million in 2008. The $843 million increase in net cash provided by investing activities from 2009 to 2010 was primarily due to a $1.4 billion increase in cash received from net sales of Sigma Fund investments, partially offset by: (i) a $207 million decrease in proceeds from sales of short-term investments, (ii) a $132 million increase in acquisitions and investments, and (iii) a $131 million increase in capital expenditures.

Sigma Fund:    The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows the Company to efficiently manage its cash around the world. The Company had net proceeds from sales of $453 million of Sigma Fund investments in 2010, compared to $922 million in net purchases of Sigma Fund investments in 2009 and $853 million of net proceeds received from sales of Sigma Fund investments in 2008. The aggregate fair value of Sigma Fund investments was $4.7 billion at December 31, 2010 (including $1.9 billion held by the Company or its subsidiaries outside the U.S.), compared to $5.2 billion at December 31, 2009 (including $2.3 billion held by the Company or its subsidiaries outside the U.S.).

The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and defaulted securities) was 18 days at December 31, 2010, compared to 15 days at December 31, 2009.

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

At December 31, 2010, $4.7 billion of the Sigma Fund investments were classified as current in the Company’s consolidated balance sheets, compared to $5.1 billion at December 31, 2009. The weighted average maturity of the Sigma Fund investments classified as current was 1 month (excluding cash of $2.4 billion and defaulted securities) at December 31, 2010, compared to 1 month (excluding cash of $202 million and defaulted securities) at December 31, 2009. A majority of the Sigma Fund’s cash balance at December 31, 2010 was reserved for the Separation of Motorola Mobility. At December 31, 2010, approximately 99% of the Sigma Fund investments were invested in cash and U.S. government, agency and government-sponsored enterprise obligations. This reflects a strategic decision by the Company to prioritize capital preservation rather than investment income.

In 2010, the Company recorded a gain from the Sigma Fund investments of $11 million in Other income (expense) in the consolidated statement of operations, compared to a gain from the Sigma Fund investments of $80 million in 2009.

During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered other-than-temporary. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the other-than-temporary decline in fair value in earnings. In 2008, the Company recorded $186 million of other-than-temporary impairments of Sigma Fund investments in the consolidated statement of operations.

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

During 2008, impairment charges in the Sigma Fund were $186 million. The impairment charges were primarily related to the default of investments in Lehman Brothers Holdings, Inc., Washington Mutual, Inc., and Sigma Finance Corporation, an unrelated special investment vehicle managed by United Kingdom-based Gordian Knot, Limited.

Securities with a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company’s consolidated balance sheets. At December 31, 2010, $70 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 164 months. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current.

The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months.

Strategic Acquisitions and Investments:    The Company used net cash for acquisitions and new investment activities of $170 million in 2010, compared to net cash used of $38 million in 2009 and net cash used of $282 million in 2008. The cash used in 2010 and 2009 were for small strategic investments across the Company.

Capital Expenditures:    Capital expenditures were $335 million in 2010, compared to $204 million in 2009 and $408 million in 2008. The Company’s emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:    The Company received $276 million in net proceeds from the sales of investments and businesses in 2010, compared to proceeds of $343 million in 2009 and proceeds of $120 million in 2008. The $276 million in proceeds in 2010 were primarily comprised of the Company’s Israel-based wireless network operator business and the sale of a single investment. The $343 million in proceeds in 2009 was primarily comprised of net proceeds received in connection with sales of: (i) Good Technology, and (ii) the biometrics business, and the sales of certain of the Company’s equity investments.

Financing Activities

Net cash used for financing activities was $468 million in 2010, compared to $493 million provided by financing activities in 2009 and $150 million used in 2008. Cash used for financing activities in the 2010 was primarily comprised of approximately $1.0 billion for repayment of long-term debt, partially offset by: (i) $383 million of distributions from discontinued operations, and (ii) $179 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Cash provided by financing activities in 2009 was primarily: (i) $703 million of distributions from discontinued operations and (ii) $116 million of cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, partially offset by: (i) $132 million of cash used for the repayment of long-term debt, (ii) $114 million of cash used to pay dividends, and (iii) $86 million of cash used for the repayment of short-term borrowings.

Short-Term Debt:    At December 31, 2010, the Company’s outstanding notes payable and current portion of long-term debt was $605 million, compared to $536 million at December 31, 2009.

In November 2010, the Company repaid, at maturity, the entire $527 million aggregate principal amount outstanding of its 7.625% Notes due November 15, 2010.

Long-term Debt:    At December 31, 2010, the Company had outstanding long-term debt of $2.2 billion, compared to $3.4 billion at December 31, 2009.

During the second quarter of 2010, the Company repurchased approximately $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025 (the “2025 Debentures”), (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028 (the “2028 Debentures”), (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037 (the “2037 Senior Notes”), and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the consolidated statements of operations.

During the first quarter of 2009, the Company repurchased $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of 7.50% Debentures due 2025, (ii) $20 million of the $399 million then outstanding 2025 Debentures, (iii) $14 million of the $299 million then outstanding 2028 Debentures, and (iv) $154 million of the $600 million then outstanding 2037 Senior Notes. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the consolidated statements of operations.

As of January 2011, the three largest U.S. national ratings agencies rated the Company’s senior unsecured long-term debt investment grade. The Company believes that it will be able to maintain sufficient access to the capital markets at its current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for the Company and adversely affect its ability to access funds.

The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Payment of Dividends:    During 2010, the Company did not pay cash dividends to holders of its common stock. During 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly cash dividends on the Company’s common stock.

During the year ended December 31, 2010, the Company paid $23 million of dividends to a minority shareholder in connection with a subsidiary’s common stock.

Credit Facilities

As of December 31, 2010, the Company had a domestic syndicated revolving credit facility (as amended from time to time, the “Credit Facility”), scheduled to mature in December 2011. The size of the Credit Facility was the lesser of: (1) $1.5 billion, or (2) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elected to borrow under the Credit Facility, only then and not before, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. The Credit Facility did not require the Company to meet any financial covenants unless remaining availability under the Credit Facility was less than $225 million. The Company never borrowed under this Credit Facility or predecessor domestic syndicated revolving credit facilities.

On January 4, 2011, the Company terminated the Credit Facility and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement.

Contractual Obligations and Other Purchase Commitments

Summarized in the table below are the Company’s obligations and commitments to make future payments under long-term debt obligations (assuming earliest possible exercise of put rights by holders), lease obligations, purchase obligations, tax obligations and other obligations as of December 31, 2010.

	Payments Due by Period
(in millions)	Total	2011	2012	2013	2014	2015	Uncertain Timeframe	Thereafter
Long-Term Debt Obligations	$2,660	$605	$405	$5	$4	$4	$—	$1,637
Purchase Obligations	586	482	67	36	1	—	—	—
Lease Obligations	555	205	146	78	54	31	—	41
Tax Obligations	234	100	—	—	—	—	134	—
Other Obligations	100	—	—	—	—	100	—	—

Total Contractual Obligations	$4,135	$1,392	$618	$119	$59	$135	$134	$1,678

Amounts included represent firm, non-cancelable commitments.

Summarized in the table below are the Company’s obligations and commitments to make future payments as of January 4 2011, following the Separation of Motorola Mobility.

	Payments Due by Period
(in millions)	Total	2011	2012	2013	2014	2015	Uncertain Timeframe	Thereafter
Long-Term Debt Obligations	$2,660	$605	$405	$5	$4	$4	$—	$1,637
Lease Obligations	343	124	86	52	37	21	—	23
Tax Obligations	209	100	—	—	—	—	109	—
Purchase Obligations	106	63	26	17	—	—	—	—
Other Obligations	100	—	—	—	—	100	—	—

Total Contractual Obligations	$3,418	$892	$517	$74	$41	$125	$109	$1,660

Amounts included represent firm, non-cancelable commitments.

Long-Term Debt Obligations:     All of the publicly-held long-term debt, including the current portion of long-term debt, remained with Motorola Solutions following the Separation of Motorola Mobility and totaled $2.7 billion.

Lease Obligations:    The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment, principally under non-cancelable operating leases. Following the Separation of Motorola Mobility, the Motorola Solutions’ future minimum lease obligations, net of minimum sublease rentals, totaled $343 million. Rental expense, net of sublease income, was $131 million in 2010, $146 million in 2009 and $171 million in 2008.

Tax Obligations:    Following the Separation of Motorola Mobility, Motorola Solutions has approximately $209 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $75 million tax benefit, with cash payments not expected to exceed $100 million.

Purchase Obligations:    The Company has entered into agreements for the purchase of inventory, license of software, promotional activities, and research and development, which are firm commitments and are not cancelable. Following the Separation of Motorola Mobility, the Motorola Solutions’ obligations in connection with these agreements run through 2013, and the total payments expected to be made by the Company under these agreements totaled $106 million.

The Company enters into a number of arrangements for the sourcing of supplies and materials with take-or-pay obligations. Following the Separation of Motorola Mobility, the Motorola Solutions’ obligations with these suppliers run through 2013 and total a minimum purchase obligation of $83 million. The Company does not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

Other Obligations:    In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which the Company will contribute $100 million above and beyond its legal requirement to its U.S. Regular Pension Plan over the next five years. The Company and the PBGC entered into the agreement as the Company was in the process of separating Motorola Mobility and pursuing the sale of certain assets of it Networks business.

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

The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. Following the Separation of Motorola Mobility, the Motorola Solutions’ total remaining payments under these contracts are approximately $517 million over the remaining life of the contracts; however these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.

As is customary in bidding for and completing certain projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects of the Enterprise Mobility Solutions and Home segments, including projects related to discontinued operations. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In its long history, it has been rare for the Company to have a Performance Bond drawn upon. At December 31, 2010, outstanding Performance Bonds totaled approximately $1.7 billion, compared to $1.9 billion at December 31, 2009. Following the Separation of Motorola Mobility, Motorola Solutions’ outstanding Performance Bonds totaled approximately $1.6 billion. Any future disruptions, uncertainty, or volatility in the bank, insurance or capital markets, or a change in the Company’s credit ratings could adversely affect the Company’s ability to obtain Performance Bonds and may result in higher funding costs.

Off-Balance Sheet Arrangements:    Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Long-term Customer Financing Commitments

Outstanding Commitments:    Certain purchasers of the Company’s infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $356 million at December 31, 2010, compared to $406 million at December 31, 2009. Of these amounts, $27 million was supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2010, compared to $13 million supported at December 31, 2009. The majority of the outstanding commitments at December 31, 2010 are to a small number of network operators in the Middle East region. The Company will retain the funded portion of the financing arrangements related to the Networks segment following the sale to NSN, which totaled approximately $235 million at December 31, 2010.

Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $13 million at December 31, 2010, compared to $31 million at December 31, 2009 (including $9 million and $27 million at December 31, 2010 and 2009, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million at both December 31, 2010 and 2009 (including $2 million at both December 31, 2010 and 2009, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:    The Company had net long-term receivables of $283 million, (net of allowances for losses of $3 million) at December 31, 2010, compared to net long-term receivables of $145 million, (net of allowances for losses of $9 million) at December 31, 2009. These long-term receivables are generally interest bearing, with interest rates ranging from 2% to 12%.

Sales of Receivables

From time to time, the Company sells accounts receivable and long-term receivables on a non-recourse basis to third parties under one-time arrangements, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

As of December 31, 2010, the Company had a $200 million revolving receivable sales facility, maturing June 2011, for the sale of accounts receivable, which was fully available. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. At December 31, 2009, the Company had a $200 million committed revolving credit facility for the sale of accounts receivable, of which $140 million was available. The Company had no significant committed facilities for the sale of long-term receivables at December 31, 2010 and 2009, respectively. At December 31, 2008, the Company had $532 million of committed revolving facilities for the sale of accounts receivable, of which $35 million was available. In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term receivables primarily for a single customer, of which $173 million was available.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the years ended December 31, 2010, 2009 and 2008:

Years Ended December 31	2010	2009	2008
Cumulative annual proceeds received from one-time sales:
Accounts receivable sales proceeds	$716	$1,000	$2,124
Long-term receivables sales proceeds	69	72	281

Total proceeds from one-time sales	785	1,072	2,405
Cumulative annual proceeds received from sales under committed facilities	70	233	1,281

Total proceeds from receivables sales	$855	$1,305	$3,686

At December 31, 2010, the Company retained servicing obligations for $440 million of sold accounts receivables and $277 million of long-term receivables, compared to $195 million of accounts receivables and $297 million of long-term receivables at December 31, 2009.

Under certain arrangements, the value of accounts receivable sold is supported by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. Under these arrangements, the Company’s total credit exposure, less insurance coverage, to outstanding accounts receivable that have been sold was $9 million and $27 million at December 31, 2010 and 2009, respectively.

Adequate Internal Funding Resources

The Company believes that it has adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents, short-term investments and Sigma Fund balances in the U.S. and the ability to repatriate funds from foreign jurisdictions.

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

Indemnification Provisions:    In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances the Company may have recourse against third parties for certain payments made by the Company.

Intellectual Property Matters:    During 2010, the Company entered into a settlement and license agreement with another company, which resolves all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to the Company, future royalties to be paid by the other company to the Company for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties. The rights to these future royalties transferred to Motorola Mobility as part of the Separation on January 4, 2011.

During 2010, the Company entered into another settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent properties. As a result of this agreement, the Company recorded a pre-tax gain of $94 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements. Net sales and operating results for the Company’s three operating business segments for 2010, 2009, and 2008 are presented below.

Enterprise Mobility Solutions Segment

In 2010, the segment’s net sales represented 41% of the Company’s consolidated net sales, compared to 40% in 2009 and 33% in 2008.

	Years Ended December 31			Percent Change
(Dollars in millions)	2010	2009	2008	2010—2009	2009—2008
Segment net sales	$7,857	$7,169	$8,228	10%	(13)%
Operating earnings	949	736	(343)	29%	*	**
***	Percentage change not meaningful.

Segment Results—2010 Compared to 2009

In 2010, the segment’s net sales were $7.9 billion, a 10% increase compared to net sales of $7.2 billion in 2009. The 10% increase in net sales in the Enterprise Mobility Solutions segment reflects a 19% increase in net sales to the commercial enterprise market and a 5% increase in net sales to the government and public safety market. The increase in net sales for the segment reflects higher net sales in all regions.

The segment had operating earnings of $949 million in 2010, compared to operating earnings of $736 million in 2009. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 10% increase in net sales and a favorable product mix, partially offset by: (i) increased selling, general and administrative (“SG&A”) expenses primarily due to increased selling and marketing expenses related to the increase in net sales, and (ii) an increase in research and development (“R&D”) expenditures primarily due to investment in next-generation technologies. As a percentage of net sales in 2010 as compared to 2009, gross margin and SG&A expenses increased slightly, and R&D expenditures decreased.

Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in 2010, and approximately 59% in 2009. The segment’s backlog was $2.6 billion at both December 31, 2010 and 2009.

Segment Results—2009 Compared to 2008

In 2009, the segment’s net sales were $7.2 billion, a decrease of 13% compared to net sales of $8.2 billion in 2008. The 13% decrease in net sales reflects a 21% decrease in net sales to the commercial enterprise market and a 10% decrease in net sales to the government and public safety market. The segment’s net sales were lower in North America, the Europe, Middle East and Africa region (“EMEA”) and Latin America and higher in Asia.

The segment had operating earnings of $736 billion in 2009, an increase compared to incurring an operating loss of $343 million in 2008. The increase in the operating earnings was primarily due to a $1.5 billion decrease in Other charges, primarily due to the absence in 2009 of a comparable $1.6 billion charge in 2008 related to asset impairments, partially offset an increase in reorganization of business charges, relating primarily to higher employee severance costs. Also contributing to the increase in operating earnings were decreases in SG&A expenses and R&D expenditures, primarily related to savings from cost-reduction initiatives. These factors were partially offset by a decrease in gross margin, driven by the 13% decrease in net sales and an unfavorable product mix. As a percentage of net sales in 2009 as compared 2008, gross margin decreased and R&D expenditures and SG&A expenses increased.

Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 59% of the segment’s net sales in 2009, compared to approximately 58% in 2008. The segment’s backlog was $2.6 billion at December 31, 2009, compared to $2.5 billion at December 31, 2008.

Mobile Devices Segment

In 2010, the segment’s net sales represented 40% of the Company’s consolidated net sales, compared to 39% in 2009 and 48% in 2008.

	Years Ended December 31			Percent Change
(Dollars in millions)	2010	2009	2008	2010—2009	2009—2008
Segment net sales	$7,819	$7,146	$12,099	9%	(41)%
Operating earnings (loss)	(76)	(1,215)	(2,432)	(94)%	(50)%

Segment Results—2010 Compared to 2009

In 2010, the segment’s net sales were $7.8 billion, an increase of 9% compared to net sales of $7.1 billion in 2009. The 9% increase in net sales was primarily driven by a 61% increase in average selling price (“ASP”), partially offset by a 32% decrease in unit shipments. The segment’s unit shipments reflected a decreased focus on the feature phone and voice-centric device segments of the market, partially offset by higher unit shipments of smartphones. On a geographic basis, net sales increased in North America, Asia and EMEA, partially offset by decreased net sales in Latin America.

The segment incurred an operating loss of $76 million in 2010, compared to an operating loss of $1.2 billion in 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased volume from smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 9% increase in net sales. Also contributing to the decrease in the operating loss were: (i) $283 million of gains related to legal settlements, (ii) lower reorganization of business charges, and (iii) lower R&D expenditures, reflecting savings from cost-reduction initiatives, partially offset by higher SG&A expenses. As a percentage of net revenues in 2010 as compared to 2009, gross margin increased, expenses for SG&A decreased slightly and R&D expenditures decreased.

Unit shipments in 2010 were 37.3 million units, a 32% decrease compared to shipments of 55.1 million units in 2009. Smartphone shipments in 2010 were 13.7 million. For the full year 2010, unit shipments decreased substantially in North America, Latin America and Asia and, were flat in EMEA.

In 2010, ASP increased approximately 61% compared to 2009 driven by favorable product mix towards smartphones. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Segment Results—2009 Compared to 2008

In 2009, the segment’s net sales were $7.1 billion, a decrease of 41% compared to net sales of $12.1 billion in 2008. The segment’s net sales were negatively impacted by reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment’s limited product offerings in very low-tier products. The 41% decrease in net sales was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in ASP. On a geographic basis, net sales decreased substantially in Latin America, EMEA and Asia and, to a lesser extent, decreased in North America.

The segment incurred an operating loss of $1.2 billion in 2009, an improvement of 50% compared to an operating loss of $2.4 billion in 2008. The decrease in the operating loss was primarily due to decreases in: (i) SG&A expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) R&D expenditures, reflecting savings from cost-reduction initiatives, (iii) supply chain efficiencies, primarily including lower excess inventory charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (iv) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a purchase commitment, partially offset by a decrease in gross margin, driven by the 41% decrease in net sales. As a percentage of net sales in 2009 as compared to 2008, gross margin and R&D expenditures increased and SG&A expenses decreased.

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

In 2009, ASP increased approximately 8% compared to 2008. The overall increase in ASP was driven primarily by changes in the product tier and geographic mix of sales, particularly in the fourth quarter of 2009 when the segment shipped approximately two million Android-powered smartphones. By comparison, ASP was flat in 2008. ASP is impacted by numerous factors, including product mix, geographic mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

In 2010, the segment’s net sales represented 19% of the Company’s consolidated net sales, compared to 21% in 2009 and 19% in 2008.

	Years Ended December 31			Percent Change
(Dollars in millions)	2010	2009	2008	2010—2009		2009—2008
Segment net sales	$3,641	$3,904	$4,912	(7)%		21%
Operating earnings	152	16	340	*	**	95%

*** Percentage change not meaningful.

Segment Results—2010 Compared to 2009

In 2010, the segment’s net sales were $3.6 billion, a decrease of 7% compared to net sales of $3.9 billion in 2009. The 7% decrease in net sales in the Home segment is primarily attributable to a 12% decrease in net sales from set-top boxes, reflecting: (i) a 5% decrease in shipments of set-top boxes, and (ii) lower ASPs. The decrease in net sales from set-top boxes was partially offset by higher net sales from video and access infrastructure equipment.

Shipments of standard definition (“SD”) set-top units decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD set-tops was partially offset by an increase in HD and HD/digital video recorder together, (“HD/DVR”) set-top unit shipments due to increased demand for HD and DVR capabilities.

On a geographic basis, net sales decreased in North America, Asia and EMEA and increased in Latin America. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 75% of the segment’s net sales in 2010, compared to approximately 78% in 2009.

The segment had operating earnings of $152 million in 2010, compared to operating earnings of $16 million in 2009. The increase in operating earnings was primarily due to (i) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, (ii) an increase in gross margin, driven by a favorable product margin mix across product lines, and (iii) a $75 million non-recurring charge to settle a legal matter during 2009. As a percentage of net revenues in 2010 as compared to 2009, gross margin and SG&A expenses increased while R&D expenditures decreased.

Segment Results—2009 Compared to 2008

In 2009, the segment’s net sales were $3.9 billion, a decrease of 21% compared to net sales of $4.9 billion in 2008. The 21% decrease in net sales in the Home business was primarily driven by: (i) an 18% decrease in shipments of set-top boxes, primarily due to lower shipments to large cable and telecommunications operators in North America as a result of macroeconomic conditions, and (ii) a lower ASP due to an unfavorable shift in product mix.

Net sales from SD set-top boxes and HD set-top boxes decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD and HD set-top boxes was partially offset by (i) an increase in HD/DVR unit shipments due to increased demand for DVR capabilities, and (ii) an increase in IP based set-top boxes.

On a geographic basis, the 21% decrease in net sales was primarily driven by lower net sales in North America and Latin America, and higher net sales in EMEA and Asia. Net sales in North America accounted for approximately 78% of the segment’s total net sales in 2009, compared to approximately 81% of the segment’s total net sales in 2008.

The segment had operating earnings of $16 million in 2009, a decrease of 95% compared to operating earnings of $340 million in 2008. The decrease in operating earnings was primarily due to: (i) a decrease in gross margin, driven by the 21% decrease in net sales, and (ii) a $75 million charge related to a legal settlement. These factors were partially offset by a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in 2009 as compared to 2008, gross margin decreased slightly and SG&A expenses and R&D expenditures increased.

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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

—Revenue recognition

—Inventory valuation

—Income taxes

—Valuation of Sigma Fund and investment portfolios

—Restructuring activities

—Retirement-related benefits

—Valuation and recoverability of goodwill and long-lived assets

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement’s consideration using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”). The new guidance also eliminates the use of the residual method to allocate an arrangement’s consideration.

In October 2009, the FASB also issued new guidance to remove from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality.

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

The Company’s material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of devices, equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. Additionally, many of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

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

Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, equipment, services and software. For the Company’s multiple-element arrangements where at least one of the deliverables is not subject to existing software revenue recognition guidance, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted January 1, 2010, revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on VSOE if it exists, based next on TPE if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on ESP.

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

•

TPE—VSOE generally exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

57

•

ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP for the arrangement element by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

The Company’s arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

The Company’s arrangements with multiple deliverables may be comprised entirely of deliverables that are all still subject to the existing software revenue recognition guidance. For these arrangements, revenue is allocated to the deliverables based on VSOE. Should VSOE not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established for the element, whichever occurs first. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Net sales as reported and pro forma net sales that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after January 1, 2010 were still subject to the previous accounting guidance are shown in the following table (in millions):

Year Ended December 31, 2010	As Reported	Pro Forma Basis
Net sales	$19,282	$15,953

For the year ended December 31, 2010, the difference between the amount of revenue recorded under the new accounting guidance for revenue recognition as compared to the pro forma amount that would have been recorded under the prior accounting guidance relates primarily to sales of smart phones by the Company’s Mobile Devices segment. The pro forma basis revenue reflects the recognition of revenue related to smart phones that contain a service element and unspecified software upgrade rights under a subscription-based model under which revenue is recognized ratably over the estimated expected life of the smart phone as the Company was unable to determine VSOE for the undelivered element in the transaction. The as reported revenue reflects the allocation of revenue related to smart phones shipped under arrangements executed during the year ended December 31, 2010 using ESP for the device, the service and the unspecified software upgrade rights, resulting in a lower deferral of revenue than under prior accounting guidance. Both the as reported revenue and the pro forma basis revenue contain the revenue recognized under the subscription-based revenue recognition model related to smart phones that contain a service element and unspecified software that shipped under arrangements executed during the year ended December 31, 2009.

In addition, the pro forma basis revenue reflects a reduction in net sales for multiple-element transactions that contain an undelivered specified software product or and for which the Company does not have VSOE as all related revenue would be deferred until the specified software product is delivered or the Company establishes VSOE for the undelivered specified software product. The as reported revenue reflects the allocation of revenue to the multiple elements using a relative selling price method with revenue being ascribed to the undelivered elements based on ESP. Also, the pro forma basis revenue reflects a reduction in net sales for arrangements for which the Company does not have VSOE for post-contract customer support being provided in a multiple-element arrangement. In these instances, the net sales are being recognized ratably over the post-contract customer support period. The as reported revenue reflects the allocation of revenue to the multiple-elements using a relative selling price method with revenue being ascribed to the post-contract customer support based on ESP.

Finally, there is a difference in the as reported revenue as compared to the pro forma basis revenue due to the Company’s no longer using the residual method for allocating revenue to the delivered products in a multiple-element arrangement when VSOE exists for the undelivered element but not the delivered element. This situation is most prevalent for networks/system solutions that were sold with additional deliverables that are not in the scope of contract accounting. Under the prior accounting guidance for revenue recognition, the Company would ascribe the residual value to the contract accounting deliverable only when VSOE for the undelivered services or other products in the arrangement could be determined.

Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition. However, the Company expects that this new accounting guidance will facilitate the Company’s efforts to optimize its product and service offerings due to better alignment of the economics of an arrangement and the related accounting treatment. This may lead to the Company’s engaging in new sales practices in the future. As these go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from the results reported in the current period. The Company is currently unable to determine the impact that the newly adopted accounting guidance for revenue recognition could have on its reported revenue as these go-to-market strategies evolve.

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

At December 31, 2010 and 2009, Inventories consisted of the following:

December 31	2010	2009
Finished goods	$1,016	$883
Work-in-process and production materials	893	887

	1,909	1,770
Less inventory reserves	(545)	(673)

	$1,364	$1,097

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, the Company’s inventory reserves represented 29% of the gross inventory balance at December 31, 2010, compared to 38% of the gross inventory balance at December 31, 2009. The Company has inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.

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

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

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

The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2010, the Company’s U.S operations had generated cumulative pre-tax losses over the most recent three year period, which are attributable to the financial performance of the Mobile Devices segment. Because of the losses at Mobile Devices, the Company believes that the weight of negative historical evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the other businesses, the Company believes that the weight of positive historical evidence allows it to include forecasted income from the other businesses in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. During 2008, the Company recorded a partial valuation allowance of $2.1 billion against a portion of its U.S. tax carryforwards. During 2009, the Company increased its U.S. valuation allowance by $90 million, primarily relating to capital losses realized from the disposition of a subsidiary, which is accounted for as part of discontinued operations, offset by a decrease in the valuation allowance for refundable general business credits. During 2010, the U.S. valuation allowance was reduced by $39 million, primarily related to certain of the Company’s state tax carryforwards that the Company expects to utilize.

The Company has a total deferred tax asset valuation allowance of approximately $2.8 billion against net deferred tax assets of approximately $5.7 billion as of December 31, 2010, compared to total deferred tax asset valuation allowance of approximately $2.9 billion against net deferred tax assets of approximately $6.2 billion as of December 31, 2009.

Management believes its assumptions about the future performance of the Home and Enterprise Mobility Solutions businesses and the ability of the Company to generate sufficient future taxable income to realize the remaining deferred tax assets are reasonable at this time. However, the Separation of Motorola Mobility Holdings in the first quarter of 2011, which includes the Mobile Devices and Home businesses, from Motorola Solutions will significantly impact the facts and circumstances related to the Company’s deferred tax assets and the assessment of required valuation allowances. It is expected that Motorola Mobility will require a full valuation allowance against its net deferred tax assets, excluding certain deferred tax liabilities with an indefinite reversal period. After considering the valuation allowance requirements for the Motorola Mobility net deferred tax assets, it is reasonably possible that Motorola Solutions may reduce a significant portion of the remaining valuation allowance in the near-term.

Valuation of Sigma Fund and Investment Portfolios

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

The securities classified as Level 2 are primarily those that are professionally managed within the Sigma Fund. The valuation models are developed and maintained by third-party pricing services and use a number of standard inputs to the valuation model, including benchmark yields, reported trades, broker/dealer quotes where the counterparty is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

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

Retirement Benefits

The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, Japan and Korea (the “Non-U.S. Plans”). Other pension plans are not material to the Company either individually or in the aggregate.

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

The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Regular Pension Plan and Postretirement Healthcare Benefits Plan was 8.25% in both 2010 and 2009. The investment return assumption for the Officers’ Plan was 6% in both 2010 and 2009. At December 31, 2010, the Regular Pension Plan and the Postretirement Health Care Benefits Plan investment portfolios were predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rates for measuring its U.S. pension obligations were 5.75% and 6% at December 2010 and 2009, respectively. The Company’s discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 5.25% and 5.75% at December 31, 2010 and 2009, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. The Company’s 2010 and 2009 rate for future compensation increase for the Regular Pension Plan and Officers’ Plan was 0%, as the salaries to be utilized for calculation of benefits under these plans have been frozen. For the Postretirement Health Care Benefits Plan, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2010 accumulated postretirement benefit obligation is 7.25% for 2011. This rate is expected to remain flat through 2013, with a decline in years 2014 and 2015 until it reaches 5% in 2016. Beyond 2016, this rate is expected to remain flat at 5%. The health care trend rate used to determine the December 31, 2009 accumulated postretirement benefit obligation was 8.5%.

For the year ended December 31, 2010, the Company recognized net periodic pension expense of $119 million related to its U.S. pension plans. For the year ended December 31, 2009, the Company recognized net periodic pension expense for its U.S. pension plans of $72 million. Cash contributions of $157 million were made to the U.S. pension plans during 2010. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which the Company will contribute $100 million above and beyond its legal requirement to its Regular Pension Plan over the next five years. The Company and the PBGC entered into the agreement as the Company was in the process of separating Motorola Mobility and pursuing the sale of certain assets of its Networks business. Also in January 2011, the Company elected the available optional pension contribution relief which reduced its required 2011 Regular Pension Plan contribution from approximately $265 million to approximately $235 million. The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $40 million to its non-U.S. pension plans during 2011. The Company maintained all of the U.S. pension liabilities and the majority of the non-U.S. pension liabilities following the Separation of Motorola Mobility on January 4, 2011.

The Company recognized net postretirement health care expense of $18 million and $20 million for the years ended December 31, 2010 and 2009, respectively. No cash contributions were made to this plan in 2010. The Company expects to make no cash contributions to the Postretirement Health Care Benefits Plan in 2011. The Company maintained the entire Postretirement Health Care Benefits Plan liability following the Separation of Motorola Mobility on January 4, 2011.

The Company maintains a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola Solutions owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola Solutions endorsed a portion of the death benefits to the employee and, upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefit directly from the insurance company and the Company receives the remainder of the death benefit. The Company adopted new accounting guidance on Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” as of January 1, 2008. This guidance requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit has not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of this new guidance, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Accumulated other comprehensive income (loss) in the amounts of $4 million and $41 million, respectively, in the Company’s consolidated statement of stockholders’ equity. It is currently expected that minimal cash payments will be required to fund these policies.

The net periodic pension cost for these split-dollar life insurance arrangements was $5 million and $6 million for both the years ended December 31, 2010 and 2009, respectively. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $51 million and $48 million as of December 31, 2010 and December 31, 2009, respectively.

The Company’s measurement date of its plan assets and obligations is December 31.

Valuation and Recoverability of Goodwill and Long-lived Assets

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The Company continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in its share price and market capitalization; a decline in its expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our combined financial statements.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components shall be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. As such, the Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Enterprise Mobility Solutions segment, the Company has identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. For the Home segment, the Company has identified two reporting units, the Broadband Home Solutions reporting unit and the Access Networks reporting unit.

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

The following describes the valuation methodologies used to derive the fair value of the reporting units:

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

•

Market-Based Approach: To corroborate the results of the income approach described above, the Company estimated the fair value of its reporting units using several market-based approaches, including the value that is derived based on Motorola Solutions’ consolidated stock price as described above. The Company also uses the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

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

The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable. The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. Motorola Mobility believes that this weighting is appropriate since it is often difficult to find other appropriate companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

For the annual goodwill impairment test performed in the fourth quarter of 2010, The Government and Public Safety, Enterprise Mobility, Mobile Devices, and Broadband Home reporting units had fair values that substantially exceeded its carrying values. For the Access Networks reporting unit, the Company calculated a fair value that was within 11% of the carrying value, using a discount rate of 14% and a terminal growth rate of 3%. The Company believes these assumptions to be reasonable based upon the risk profile and long-term growth prospects of this reporting unit in light of industry market data. In assessing the reasonableness of the calculated fair value of the Access Networks reporting unit, the Company determined that the discount rate used to determine fair value would need to be increased by over 2% for the Access Networks reporting unit before its calculated fair value would be less than its book value. The Company does not believe the resulting discount rate would be reasonable relative to the risks associated with the future cash flows of this business. The Company also determined that the terminal growth rate used to determine fair value would need to decline from 3% to below 1% before its calculated fair value would be less than its book value. This growth rate would not be reasonable given the expected growth of the Access Networks reporting unit’s business nor the industry expectations of the growth in the reporting unit’s markets. Finally, a heavier weighting on the market-based approach would increase the calculated fair value of the reporting unit. Therefore, the Company believes the inputs and assumptions used in determining the fair value of the Access Networks reporting unit are reasonable.

Based on the results of our 2009 and 2010 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

Differences in the Company’s actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each reporting unit, as well as a decline in the Company’s stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges.

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

However, the fair values of the Enterprise Mobility and Mobile Devices reporting units were below their respective book values, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for these reporting units. The Company acquired the main components of the Enterprise Mobility reporting unit in 2007 at which time the book value and fair value of the reporting unit were the same. Because of this fact, the Enterprise Mobility reporting unit was most likely to experience a decline in its fair value below its book value as a result of lower values in the overall market and the deteriorating macroeconomic environment and the market’s view of its near-term impact on the reporting unit. The decline in the fair value of the reporting unit, as measured in the fourth quarter of 2008, resulted from lower forecasted future cash flows for the reporting unit and an approximately 1% increase in the discount rate applied in the fourth quarter of 2008, as compared to forecasted future cash flows and the discount rate applied as of the fourth quarter of 2007. The lower cash flows, projected as of December 31, 2008, resulted from lower revenues and operating margins for future periods due to lower forecasted capital spending by the reporting unit’s customers during 2009, compounded by the estimated growth from the lower revenue base in future periods. The discount rate applied during the fourth quarter of 2008, as compared to the rate applied during the fourth quarter of 2007, increased as a result of higher observed risk premiums in the market. The decline in the fair value of the Mobile Devices reporting unit below its book value is a result of the deteriorating macroeconomic environment, lower than expected sales and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit’s future cash flows.

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

Based on the results of the hypothetical purchase price allocation in Step Two for the Enterprise Mobility and Mobile Devices reporting units in 2008, the implied fair value of goodwill was $0 for Mobile Devices and $1.0 billion for Enterprise Mobility. As a result, the Company reduced the recorded value of goodwill by $55 million at the Mobile Devices reporting unit (representing all of its goodwill) and $1.6 billion at the Enterprise Mobility reporting unit during the three-month period ended December 31, 2008.

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

For the purpose of determining the implied control premium calculation in the overall goodwill analysis, the Company applied assumptions for determining the fair value of corporate assets. Corporate assets primarily consist of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, deferred tax assets and corporate facilities. Judgments about the fair value of corporate assets include, among others, an assumption that deferred tax assets should be discounted to reflect their economic lives, that a significant portion of the corporate assets are required to pay off debt, fund the Company’s retirement obligations, meet the near term cash requirements of the Mobile Devices reporting unit, and market participants’ perceptions of the likely restructuring costs, including severance and exit costs, that might be incurred if the Company’s strategy is not successful. The results of the Company’s impairment analysis result in an implied control premium commensurate with historical transactions observed in our industry.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Enterprise Mobility Solutions segment,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) customer spending, (c) the impact of the segment’s strategy, (d) the impact from the loss of key customers, (e) competitive position, (f) increased competition, (g) the impact of regulatory matters, (h) the impact from the allocation and regulation of spectrum, (i) the availability of materials and components, energy supplies and labor, (j) the seasonality of the business, (k) the firmness of the segment’s backlog, and (l) the competitiveness of the patent portfolio; (2) “Other Information,” about: (a) the impact from the loss of key customers, and (b) the impact of research and development; (3) “Properties,” about the consequences of a disruption in manufacturing; (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (5) “Management’s Discussion and Analysis,” about: (a) market growth/contraction, demand, spending and resulting opportunities, (b) the sale of our Networks business, (c) the return of capital to shareholders, (d) the success of our business strategy and portfolio (e) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (f) the Company’s ability and cost to repatriate funds, (g) the impact of the timing and level of sales and the geographic location of such sales, (h) the impact of maintaining inventory, (i) future cash contributions to pension plans or retiree health benefit plans, (j) the Company’s ability to collect on its Sigma Fund and other investments, (k) the Company’s ability and cost to access the capital markets, (l) the Company’s ability to borrow and the amount available under its credit facilities, (m) the Company’s ability to retire outstanding debt, (n) the Company’s ability and cost to obtain performance related bonds, (o) adequacy of resources to fund expected working capital and capital expenditure measurements, (p) expected payments pursuant to commitments under long-term agreements, (q) the ability to meet minimum purchase obligations, (r) the Company’s ability to sell accounts receivable and the terms and amounts of such sales (s) the outcome and effect of ongoing and future legal proceedings, (t) the impact of recent accounting pronouncements on the Company, (u) the impact of the loss of key customers, and (v) the expected effective tax rate and deductibility of certain items; and (6) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors.” We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors”, and those described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2010, we have $2.8 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Of this total long-term debt amount, a $48 million Euro-denominated variable interest loan has a hedge that changes the interest rate characteristics from variable to fixed-rate. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

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

At December 31, 2010, the Company had outstanding foreign exchange contracts totaling $1.5 billion, compared to $1.7 billion outstanding at December 31, 2009. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2010	December 31, 2009
Brazilian Real	$(429)	$(342)
Chinese Renminbi	(409)	(297)
Euro	(249)	(377)
Malaysian Ringgit	64	16
British Pound	185	143

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, Sigma Fund investments and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent the Company’s underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $140 million. The Company’s market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.

At December 31, 2010, the maximum term of derivative instruments that hedge forecasted transactions was 12 months. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was six months.

® Reg. U.S. Patent & Trademark Office.

MOTOROLA MOTO, MOTOROLA SOLUTIONS and the Stylized M Logo, as well as iDEN are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other products or service names are the property of their respective owners.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Motorola Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2010, the Company adopted revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

February 18, 2011

Motorola Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2010	2009	2008
Net sales	$19,282	$18,147	$25,109
Costs of sales	12,384	12,406	18,171
Gross margin	6,898	5,741	6,938
Selling, general and administrative expenses	3,367	3,058	3,912
Research and development expenditures	2,530	2,598	3,399
Other charges	212	577	2,169
Operating earnings (loss)	789	(492)	(2,542)
Other income (expense):
Interest income (expense), net	(131)	(132)	38
Gains on sales of investments and businesses, net	48	74	76
Other	(29)	47	(425)
Total other income (expense)	(112)	(11)	(311)
Earnings (loss) from continuing operations before income taxes	677	(503)	(2,853)
Income tax expense (benefit)	406	(159)	1,584
Earnings (loss) from continuing operations	271	(344)	(4,437)
Earnings from discontinued operations, net of tax	379	316	197
Net earnings (loss)	650	(28)	(4,240)
Less: Earnings attributable to noncontrolling interests	17	23	4
Net earnings (loss) attributable to Motorola Solutions, Inc.	$633	$(51)	$(4,244)
Amounts attributable to Motorola Solutions, Inc. common shareholders:
Earnings (loss) from continuing operations, net of tax	$254	$(367)	$(4,441)
Earnings from discontinued operations, net of tax	379	316	197
Net earnings (loss)	$633	$(51)	$(4,244)
Earnings (loss) per common share:
Basic:
Continuing operations	$0.76	$(1.12)	$(13.72)
Discontinued operations	1.14	0.96	0.61

	$1.90	$(0.16)	$(13.11)

Diluted:
Continuing operations	$0.75	$(1.12)	$(13.72)
Discontinued operations	1.12	0.96	0.61

	$1.87	$(0.16)	$(13.11)

Weighted average common shares outstanding:
Basic	333.3	327.9	323.6
Diluted	338.1	327.9	323.6
Dividends paid per share	$—	$0.35	$1.40

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
(In millions, except per share amounts)	2010	2009
ASSETS
Cash and cash equivalents	$4,208	$2,869
Sigma Fund and short-term investments	4,655	5,094
Accounts receivable, net	3,268	2,845
Inventories, net	1,364	1,097
Deferred income taxes	1,338	1,082
Other current assets	1,342	1,389
Current assets held for sale	979	1,656

Total current assets	17,154	16,032

Property, plant and equipment, net	1,729	1,819
Sigma Fund	70	66
Investments	310	456
Deferred income taxes	1,619	2,283
Goodwill	2,825	2,714
Other assets	1,428	1,680
Non-current assets held for sale	442	553

Total assets	$25,577	$25,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$605	$536
Accounts payable	2,462	1,998
Accrued liabilities	4,704	4,141
Current liabilities held for sale	939	1,586

Total current liabilities	8,710	8,261

Long-term debt	2,194	3,365
Other liabilities	3,542	3,987
Non-current liabilities held for sale	144	107

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock: 12/31/10—$.01 par value; 12/31/09—$.01 par value	3	3
Authorized shares: 12/31/10—600.0; 12/31/09—600.0
Issued shares: 12/31/10—337.2; 12/31/09—330.6
Outstanding shares: 12/31/10—336.3; 12/31/09—330.3
Additional paid-in capital	8,644	8,231
Retained earnings	4,460	3,827
Accumulated other comprehensive loss	(2,222)	(2,286)

Total Motorola Solutions, Inc. stockholders’ equity	10,885	9,775
Noncontrolling interests	102	108

Total stockholders’ equity	10,987	9,883

Total liabilities and stockholders’ equity	$25,577	$25,603

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Motorola Solutions, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-In Capital	Fair Value Adjustment To Available For Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Noncontrolling Interests	Comprehensive Earnings (Loss)
Balances at January 1, 2008	323.4	$7,574	$(59)	$16	$(704)	$—	$8,575	$78
Net earnings (loss)							(4,244)	4	$(4,240)
Net unrealized gains on securities, net of tax of $36			61						61
Foreign currency translation adjustments, net of tax of $39				(149)					(149)
Purchases of a Noncontrolling interest equity								6
Amortization of retirement benefit adjustments net of tax of $10					19				19
Effect of U.S. pension plan freeze curtailment, net of tax of $(25)					(42)				(42)
Year-end and other retirement adjustments, net of tax of $(793)					(1,340)				(1,340)
Issuance of common stock and stock options exercised	3.2	134
Share repurchase program	(1.3)	(138)
Tax shortfalls from share-based compensation		(6)
Share-based compensation expense		270
Net loss on derivative instruments, net of tax of $(5)						(7)			(7)
Dividends declared $(1.40 per share)							(453)
Balances at December 31, 2008	325.3	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$88	$(5,698)
Net earnings (loss)							(51)	23	$(28)
Net unrealized gain on securities, net of tax of $40			68						68
Foreign currency translation adjustments, net of tax of $(17)				70					70
Amortization of retirement benefit adjustments, net of tax of $(33)					(65)				(65)
Year-end and other retirement adjustments, net of tax of $(22)					(163)				(163)
Issuance of common stock and stock options exercised	5.3	111
Tax shortfalls from stock-based compensation		(12)
Share-based compensation expense		301
Net gain on derivative instruments, net of tax of $6						9			9
Dividends paid to noncontrolling interest on subsidiary common stock								(3)
Balances at December 31, 2009	330.6	$8,234	$70	$(63)	$(2,295)	$2	$3,827	$108	$(109)
Net earnings							633	17	$650
Net unrealized loss on securities, net of tax of $(34)			(58)						(58)
Foreign currency translation adjustments, net of tax of $46				(63)					(63)
Amortization of retirement benefit adjustments, net of tax of $57					112				112
Plan amendment, net of tax of $0					22				22
Remeasurement of retirement benefits, net of tax of $(13)					(28)				(28)
Year-end and other retirement adjustments, net of tax of $(14)					81				81
Issuance of common stock and stock options exercised	6.6	144
Tax shortfalls from stock-based compensation		(63)
Share-based compensation expense		308
Net loss on derivative instruments, net of tax of $(1)						(2)			(2)
Dividends paid to noncontrolling interest on subsidiary common stock								(23)
Reclassification of share-based awards from liability to equity		24
Balances at December 31, 2010	337.2	$8,647	$12	$(126)	$(2,108)	$—	$4,460	$102	$714

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2010	2009	2008
Operating
Net earnings (loss) attributable to Motorola Solutions, Inc.	$633	$(51)	$(4,244)
Earnings attributable to noncontrolling interests	17	23	4

Net earnings (loss)	650	(28)	(4,240)
Earnings from discontinued operations	379	316	197

Earnings (loss) from continuing operations	271	(344)	(4,437)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	572	642	686
Non-cash other charges (income)	(76)	(12)	2,619
Share-based compensation expense	273	263	236
Gain on sales of investments and businesses, net	(48)	(74)	(76)
Loss (gain) from extinguishment of long-term debt	12	(67)	(14)
Deferred income taxes	346	50	1,698
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(311)	91	1,749
Inventories	(267)	1,266	(129)
Other current assets	41	510	506
Accounts payable and accrued liabilities	920	(2,412)	(1,716)
Other assets and liabilities	(199)	(8)	(1,447)

Net cash provided by (used for) operating activities	1,534	(95)	(325)
Investing
Acquisitions and investments, net	(170)	(38)	(282)
Proceeds from sales of investments and businesses, net	276	343	120
Distributions from investments	—	—	113
Capital expenditures	(335)	(204)	(408)
Proceeds from sales of property, plant and equipment	28	23	130
Proceeds from sales (purchases) of Sigma Fund investments, net	453	(922)	853
Proceeds from sales (purchases) of short-term investments, net	(6)	201	395

Net cash provided by (used for) investing activities	246	(597)	921
Financing
Repayment of short-term borrowings, net	(5)	(86)	(50)
Repayment of debt	(1,011)	(132)	(225)
Issuance of common stock	179	116	145
Repurchase of common stock	—	—	(138)
Proceeds from settlement of financial instruments	—	—	158
Payment of dividends	—	(114)	(453)
Distributions from discontinued operations	383	703	405
Other, net	(14)	6	8

Net cash provided by (used for) financing activities	(468)	493	(150)
Net cash provided by operating activities from discontinued operations	433	724	551
Net cash used for investing activities from discontinued operations	(58)	(71)	(201)
Net cash used for financing activities from discontinued operations	(383)	(703)	(405)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	8	50	55
Net cash provided by (used for) discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	27	4	(134)
Net increase (decrease) in cash and cash equivalents	1,339	(195)	312
Cash and cash equivalents, beginning of year	2,869	3,064	2,752
Cash and cash equivalents, end of year	$4,208	$2,869	$3,064
Cash Flow Information
Cash paid during the year for:
Interest, net	$240	$320	$252
Income taxes, net of refunds	259	159	407

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

1.    Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated.

The consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly Motorola Solutions, Inc.’s (the “Company” or “Motorola Solutions”) consolidated financial position, results of operations and cash flows for all periods presented.

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

Motorola Mobility Separation

On July 1, 2010, an initial registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the Company’s separation into two independent, publicly traded companies. Amendments to the initial registration statement were filed on August 31, 2010, October 8, 2010, November 12, 2010 and November 30, 2010. On December 1, 2010, the SEC granted effectiveness to the Form 10.

On January 4, 2011 (the “Distribution Date”), the separation of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) from Motorola Solutions (the “Separation”) was completed. Motorola Mobility is now an independent public company trading under the symbol “MMI” on the New York Stock Exchange. On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one (1) share of Motorola Mobility common stock for each eight (8) shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). The Separation was completed pursuant to an Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among Motorola, Inc., Motorola Mobility and Motorola Mobility, Inc. All consolidated per share information presented does not give effect to the Distribution.

After the Distribution Date, the Company does not beneficially own any shares of Motorola Mobility common stock and will not consolidate Motorola Mobility financial results for the purpose of its own financial reporting. The financial information presented in this Form 10-K contains the consolidated position of the Company as of December 31, 2010, which includes the results of Motorola Mobility. Beginning in the first quarter of 2011, the historical financial results of Motorola Mobility will be reflected in the Company’s consolidated financial statements as discontinued operations.

Changes in Presentation

Reverse Stock Split and Name Change

On November 30, 2010, Motorola Solutions announced the timing and details regarding the Separation and the approval of a reverse stock split at a ratio of 1-for-7. Immediately following the Distribution of Motorola Mobility common stock, the Company completed a 1-for-7 reverse stock split (“the Reverse Stock Split”) and changed its name to Motorola Solutions, Inc. All consolidated per share information presented gives effect to the Reverse Stock Split.

Networks Transaction

On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) for $1.2 billion in cash (the “Transaction”). The Transaction is expected to close in the first quarter of 2011, subject to the satisfaction of closing conditions, including receipt of regulatory approvals. Based on the terms and conditions of the sale agreement, certain assets, including $150 million of accounts receivable, the Company’s iDEN infrastructure business and substantially all the patents related to the Company’s wireless network infrastructure business, are excluded from the Transaction.

Beginning in the third quarter of 2010, the results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations. Certain Corporate and general costs which have historically been allocated to the Networks business will remain with the Company after the sale of the Networks business.

The operating results of the Company’s iDEN infrastructure business and certain licensing activity generally related to the Networks business are also now being reported as part of the Enterprise Mobility Solutions segment. The Corporate and general costs which have historically been allocated to the Networks business are allocated to the Enterprise Mobility Solutions segment. Additionally, the results of operations of previously disposed businesses, which were deemed to be immaterial at the time of their disposition, have been reclassified from the Enterprise Mobility Solutions segment to discontinued operations. These businesses include: (i) an Israel-based wireless network operator, (ii) the biometrics business, and (iii) Good Technology. The assets and liabilities of the Networks business which are being sold to NSN, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for sale. All previously reported financial information has been revised to conform to the current presentation.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement’s consideration using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”). The new guidance also eliminates the use of the residual method to allocate an arrangement’s consideration.

In October 2009, the FASB also issued new guidance to remove from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality.

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

The Company’s material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of devices, equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. Additionally, many of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

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

Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, equipment, services and software. For the Company’s multiple-element arrangements where at least one of the deliverables is not subject to existing software revenue recognition guidance, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted January 1, 2010, revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on VSOE if it exists, based next on TPE if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on ESP.

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

•

TPE—VSOE generally exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

•

ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP for the arrangement element by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

The Company’s arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

The Company’s arrangements with multiple deliverables may be comprised entirely of deliverables that are all still subject to the existing software revenue recognition guidance. For these arrangements, revenue is allocated to the deliverables based on VSOE. Should VSOE not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established for the element, whichever occurs first. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Net sales as reported and pro forma net sales that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after January 1, 2010 were still subject to the previous accounting guidance are shown in the following table (in millions):

Year Ended December 31, 2010	As Reported	Pro Forma Basis
Net sales	$19,282	$15,953

For the year ended December 31, 2010, the difference between the amount of revenue recorded under the new accounting guidance for revenue recognition as compared to the pro forma amount that would have been recorded under the prior accounting guidance relates primarily to sales of smart phones by the Company’s Mobile Devices segment. The pro forma basis revenue reflects the recognition of revenue related to smart phones that contain a service element and unspecified software upgrade rights under a subscription-based model under which revenue is recognized ratably over the estimated expected life of the smart phone as the Company was unable to determine VSOE for the undelivered element in the transaction. The as reported revenue reflects the allocation of revenue related to smart phones shipped under arrangements executed during the year ended December 31, 2010 using ESP for the device, the service and the unspecified software upgrade rights, resulting in a lower deferral of revenue than under prior accounting guidance. Both the as reported revenue and the pro forma basis revenue contain the revenue recognized under the subscription-based revenue recognition model related to smart phones that contain a service element and unspecified software that shipped under arrangements executed during the year ended December 31, 2009.

In addition, the pro forma basis revenue reflects a reduction in net sales for multiple-element transactions that contain an undelivered specified software product or and for which the Company does not have VSOE as all related revenue would be deferred until the specified software product is delivered or the Company establishes VSOE for the undelivered specified software product. The as reported revenue reflects the allocation of revenue to the multiple elements using a relative selling price method with revenue being ascribed to the undelivered elements based on ESP. Also, the pro forma basis revenue reflects a reduction in net sales for arrangements for which the Company does not have VSOE for post-contract customer support being provided in a multiple-element arrangement. In these instances, the net sales are being recognized ratably over the post-contract customer support period. The as reported revenue reflects the allocation of revenue to the multiple-elements using a relative selling price method with revenue being ascribed to the post-contract customer support based on ESP.

Finally, there is a difference in the as reported revenue as compared to the pro forma basis revenue due to the Company’s no longer using the residual method for allocating revenue to the delivered products in a multiple-element arrangement when VSOE exists for the undelivered element but not the delivered element. This situation is most prevalent for networks/system solutions that were sold with additional deliverables that are not in the scope of contract accounting. Under the prior accounting guidance for revenue recognition, the Company would ascribe the residual value to the contract accounting deliverable only when VSOE for the undelivered services or other products in the arrangement could be determined.

Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition. However, the Company expects that this new accounting guidance will facilitate the Company’s efforts to optimize its product and service offerings due to better alignment of the economics of an arrangement and the related accounting treatment. This may lead to the Company’s engaging in new sales practices in the future. As these go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from the results reported in the current period. The Company is currently unable to determine the impact that the newly adopted accounting guidance for revenue recognition could have on its reported revenue as these go-to-market strategies evolve.

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

Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2010, and 2009, restricted cash was $226 million and $206 million, respectively.

Sigma Fund:    The Company and its wholly-owned subsidiaries invest a significant portion of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows the Company to efficiently manage its cash around the world. The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less.

Investments in the Sigma Fund are carried at fair value. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The valuation models are developed and maintained by third-party pricing services and use a number of standard inputs to the valuation models, including benchmark yields, reported trades, broker/dealer quotes where the counterparty is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

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

Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives ranging from one to 13 years. The Company has no intangible assets with indefinite useful lives.

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

Income Taxes:    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible.

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

Foreign Currency:    Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s consolidated statements of operations.

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

Earnings (Loss) Per Share:    The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings (loss) attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to Motorola Solutions, Inc. by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings (loss) attributable to Motorola Solutions, Inc. for all periods presented. All earnings (loss) per share information presented gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

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

Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $502 million, $387 million and $754 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Use of Estimates:    The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and long- term receivables, inventories, Sigma Fund, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications:    Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2010 presentation.

2.    Discontinued Operations

During the three months ended October 2, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”). The total assets and total liabilities included in the Transaction, which are preliminary estimates subject to change, are $1.4 billion and $1.1 billion, respectively, based on balances as of December 31, 2010. The Transaction is expected to close during the first quarter of 2011, subject to the satisfaction of closing condition, including receipt of regulatory approvals.

During the three months ended July 3, 2010, the Company completed the sale of its Israel-based wireless network operator business formerly included as part of the Enterprise Mobility Solutions segment. The Company received $170 million in net cash and recorded a gain on sale of the business of $20 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

During the three months ended April 4, 2009, the Company completed the sale of: (i) Good Technology, and (ii) the biometrics business, which includes its Printrak trademark. Collectively, the Company received $163 million in net cash and recorded a net gain on sale of the businesses of $175 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

Beginning in the third quarter of 2010, the results of operations of the portions of the Networks business included in the transaction with NSN, as well as the results of operations of the previously disposed businesses discussed above, which were deemed to be immaterial for presentation as discontinued operations at the time of their disposition, are reported as discontinued operations. All previously reported financial information has been revised to conform to the current presentation.

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2010, 2009 and 2008.

Years Ended December 31	2010	2009	2008
Net sales	$3,541	$3,917	$5,039
Operating earnings	562	333	151
Gains on sales of investments and businesses, net	19	190	6
Earnings before income taxes	586	500	220
Income tax expense (benefit)	207	184	23
Earnings from discontinued operations, net of tax	379	316	197

The assets and liabilities of the Networks business, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for sale in the applicable periods presented.

The following table displays a summary of the assets and liabilities held for sale as of December 31, 2010 and December 31, 2009.

December 31	2010	2009
Assets
Accounts receivable, net	$351	$651
Inventories, net	197	211
Other current assets	431	794
Property, plant and equipment, net	207	336
Investments	8	3
Goodwill	108	109
Other assets	119	105

	$1,421	$2,209

Liabilities
Accounts payable	$339	$442
Accrued liabilities	600	1,144
Other liabilities	144	107

	$1,083	1,693

3.    Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings (loss) consist of the following:

Years Ended December 31	2010	2009	2008
Other charges (income):
Intangibles amortization	$258	$277	$294
Separation-related transaction costs	242	42	59
Reorganization of businesses	100	235	216
IP settlements and reserve adjustments	(359)	—	—
Legal settlements and related insurance matters, net	(29)	—	14
Environmental reserve charge	—	23	—
Asset impairments charges	—	—	1,634
Gain on sale of property, plant and equipment	—	—	(48)

	$212	$577	$2,169

During 2010, the Company entered into a settlement and license agreement with another company, which resolves all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to Motorola Solutions, future royalties to be paid by the other company to Motorola Solutions for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties. The rights to these future royalties transferred to Motorola Mobility as part of the Separation on January 4, 2011.

During 2010, the Company entered into a settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent properties. As a result of this agreement, the Company recorded a pre-tax gain of $94 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

Interest income, net, and Other both included in Other income (expense) consist of the following:

Years Ended December 31	2010	2009	2008
Interest income, net:
Interest expense	$(220)	$(211)	$(223)
Interest income	89	79	261

	$(131)	$(132)	$38

Other:
Investment impairments	$(28)	$(77)	$(365)
Gain (loss) from the extinguishment of the Company’s outstanding long-term debt	(12)	67	14
Foreign currency loss	(17)	(30)	(136)
Gain (loss) on Sigma Fund investments	11	80	(101)
Impairment charges on Sigma Fund investments	—	—	(186)
U.S. pension plan freeze curtailment gain	—	—	237
Liability extinguishment gain	—	—	56
Gain on interest rate swaps	—	—	24
Other	17	7	32

	$(29)	$47	$(425)

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss) attributable to Motorola Solutions, Inc., including discontinued operations, is computed as follows:

	Continuing Operations			Net Earnings (loss) attributable to Motorola Solutions, Inc.
Years Ended December 31	2010	2009	2008	2010	2009	2008
Basic earnings (loss) per common share:
Earnings (loss)	$254	$(367)	$(4,441)	$633	$(51)	$(4,244)
Weighted average common shares outstanding	333.3	327.9	323.6	333.3	327.9	323.6

Per share amount	$0.76	$(1.12)	$(13.72)	$1.90	$(0.16)	$(13.11)

Diluted earnings (loss) per common share:
Earnings (loss)	$254	$(367)	$(4,441)	$633	$(51)	$(4,244)

Weighted average common shares outstanding	333.3	327.9	323.6	333.3	327.9	323.6
Add effect of dilutive securities: Share-based awards and other	4.8	—	—	4.8	—	—

Diluted weighted average common shares outstanding	338.1	327.9	323.6	338.1	327.9	323.6

Per share amount	$0.75	$(1.12)	$(13.72)	$1.87	$(0.16)	$(13.11)

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

In the computation of diluted earnings per common share from both continuing operation and on a net earnings basis for the year ended December 31, 2010, 14.6 million out-of-the-money stock options and the assumed vesting of 0.7 million restricted stock units were excluded because their inclusion would have been antidilutive. For the years ended December 31, 2009 and 2008, the Company was in a net loss position and, accordingly, the assumed exercise of 27.5 million and 33.2 million stock options, respectively, were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive. For the years ended December 31, 2009 and 2008, the Company was in a net loss position and, accordingly, the assumed vesting of 8.8 million and 3.7 million restricted stock units, respectively, were excluded from diluted weighted averages outstanding because their inclusion would have been antidilutive.

Pursuant to the completion of the Separation on January 4, 2011, 8.0 million stock options and 3.8 million unvested restricted stock units held by the employees of Motorola Mobility were subject to cancellation.

Balance Sheet Information

Sigma Fund

Sigma Fund consists of the following:

	December 31, 2010		December 31, 2009
Fair Value	Current	Non-current	Current	Non-current
Cash	$2,355	$—	$202	$—
Securities:
U.S. government and agency obligations	2,291	—	4,408	—
Corporate bonds	—	58	367	63
Asset-backed securities	—	1	66	—
Mortgage-backed securities	—	11	49	3

	$4,646	$70	$5,092	$66

During the years ended December 31, 2010 and 2009, the Company recorded gains related to the Sigma Fund investments of $11 million and $80 million, respectively, in Other income (expense) in the consolidated statement of operations. During the year ended December 31, 2008, the Company recorded total charges related to Sigma Fund investments, including temporary unrealized losses and impairment charges, of $287 million in its consolidated statement of operations.

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

Securities with a significant temporary unrealized loss and a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company’s consolidated balance sheets. At December 31, 2010, $70 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 164 months. At December 31, 2009, $66 million of the Sigma Fund investments were classified as non-current.

Investments

Investments consist of the following:

	Recorded Value		Less
December 31, 2010	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Certificates of deposit	$7	$—	$—	$—	$7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	—	17
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	34	18	—	16

	9	65	18	—	56
Other securities, at cost	—	202	—	—	202
Equity method investments	—	43	—	—	43

	$9	$310	$18	$—	$301

	Recorded Value		Less
December 31, 2009	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$23	$1	$—	$22
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	147	111	(1)	37

	2	183	112	(1)	74
Other securities, at cost	—	220	—	—	220
Equity method investments	—	53	—	—	53

	$2	$456	$112	$(1)	$347

During the years ended December 31, 2010, 2009 and 2008, the Company recorded investment impairment charges of $28 million, $77 million and $365 million, respectively, representing other-than-temporary declines in the value of the Company’s available-for-sale investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.

Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2010	2009	2008
Gains on sales of investments, net	$48	$91	$76
Loss on sales of businesses, net	—	(17)	—

	$48	$74	$76

During the year ended December 31, 2010, the $48 million of net gains primarily related to sales of a number of the Company’s equity investments, of which $31 million of gain was attributable to a single investment. During the year ended December 31, 2009, the $74 million of net gains primarily relates to sales of certain of the Company’s equity investments, of which $32 million of gain was attributable to a single investment. These gains were partially offset by a net loss on the sale of specific businesses. During the year ended December 31, 2008, the $76 million of net gains primarily related to sales of a number of the Company’s equity investments, of which $29 million of gain was attributable to a single investment.

Accounts Receivable, Net

Accounts receivable, net, consists of the following:

December 31	2010	2009
Accounts receivable	$3,366	$2,920
Less allowance for doubtful accounts	(98)	(75)

	$3,268	$2,845

Inventories, Net

Inventories, net, consist of the following:

December 31	2010	2009
Work-in-process and production materials	$1,016	$887
Finished goods	893	883

	1,909	1,770
Less inventory reserves	(545)	(673)

	$1,364	$1,097

Other Current Assets

Other current assets consists of the following:

December 31	2010	2009
Contract-related deferred costs	$323	$287
Costs and earnings in excess of billings	293	258
Contractor receivables	271	329
Value-added tax refunds receivable	100	94
Other	355	421

	$1,342	$1,389

Property, Plant and Equipment, Net

Property, plant and equipment, net, consists of the following:

December 31	2010	2009
Land	$116	$115
Building	1,520	1,479
Machinery and equipment	3,759	3,496

	5,395	5,090
Less accumulated depreciation	(3,666)	(3,271)

	$1,729	$1,819

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $312 million, $367 million and $392 million, respectively.

Other Assets

Other assets consists of the following:

December 31	2010	2009
Intangible assets, net of accumulated amortization of $1,561 and $1,312	$451	$591
Long-term receivables, net of allowances of $3 and $9	262	117
Royalty license arrangements	228	255
Contract-related deferred costs	181	286
Value-added tax refunds receivable	63	127
Other	243	304

	$1,428	$1,680

Accrued Liabilities

Accrued liabilities consists of the following:

December 31	2010	2009
Deferred revenue	$1,071	$836
Compensation	804	542
Customer reserves	373	321
Tax liabilities	293	246
Warranty reserves	249	209
Billings in excess of costs and earnings	226	253
Contractor payables	194	235
Customer downpayments	106	159
Other	1,388	1,340

	$4,704	$4,141

Other Liabilities

Other liabilities consists of the following:

December 31	2010	2009
Defined benefit plans, including split dollar life insurance policies	$2,183	$2,450
Deferred revenue	496	601
Postretirement health care benefits plan	277	287
Unrecognized tax benefits	76	196
Other	510	453

	$3,542	$3,987

Stockholders’ Equity Information

Share Repurchase Program:     During the years ended December 31, 2010 and 2009, the Company did not repurchase any of its common shares. During the year ended December 31, 2008, the Company repurchased 1.3 million of its common shares at an aggregate cost of $138 million, or an average cost of $107.24 per share, all of which were repurchased during the three months ended March 29, 2008. These amounts give effect to the Reverse Stock Split, which occurred on January 4, 2011.

The repurchase of common shares took place under programs approved by the Board of Directors, authorizing the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period of time. This authorization expired in June 2009 and was not renewed. The Company has not repurchased any shares since the first quarter of 2008. All repurchased shares have been retired.

Payment of Dividends:     During the year ended December 31, 2010, the Company did not pay cash dividends to holders of its common stock. During the year ended December 31, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly cash dividends on the Company’s common stock.

During the year ended December 31, 2010, the Company paid $23 million of dividends to a minority shareholder in connection with a subsidiary’s common stock.

Par Value Change:     On May 4, 2009, the Company’s stockholders approved a change in the par value of Motorola Solutions common stock from $3.00 per share to $.01 per share. The change did not have an impact on the amount of the Company’s Total stockholders’ equity, but it did result in a reclassification of $6.9 billion between Common stock and Additional paid-in capital.

Motorola Mobility Separation:     On January 4, 2011, the separation of Motorola Mobility from Motorola Solutions was completed. On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of Motorola, Inc. common stock held as of the Record Date. The Separation was completed pursuant to an Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among Motorola, Inc., Motorola Mobility Holdings and Motorola Mobility, Inc.

Reverse Stock Split:    On November 30, 2010, the Company announced the timing and details regarding the Separation and the approval of a reverse stock split at a ratio of 1-for-7. Immediately following the Distribution of Motorola Mobility common stock, the Company completed a 1-for-7 reverse stock split. All consolidated per share information presented gives effect to the Reverse Stock Split.

4.    Debt and Credit Facilities

Long-Term Debt

December 31	2010	2009
7.625% notes due 2010	$—	$527
8.0% notes due 2011	600	600
5.375% senior notes due 2012	400	400
6.0% senior notes due 2017	399	399
6.5% debentures due 2025	313	377
7.5% debentures due 2025	346	346
6.5% debentures due 2028	209	283
6.625% senior notes due 2037	224	444
5.22% debentures due 2097	89	196
Other long-term debt	149	214

	2,729	3,786
Adjustments, primarily unamortized gains on interest rate swap terminations	70	110
Less: current portion	(605)	(531)

Long-term debt	$2,194	$3,365

Other Short-Term Debt

December 31	2010	2009
Notes to banks	$—	$5
Add: current portion of long-term debt	605	531

Notes payable and current portion of long-term debt	$605	$536

Weighted average interest rates on short-term borrowings throughout the year	3.1%	3.1%

In November 2010, the Company repaid, at maturity, the entire $527 million aggregate principal amount outstanding of its 7.625% Notes due November 15, 2010. During the year ended December 31, 2010, the Company repurchased approximately $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended

July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025 (the “2025 Debentures”), (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028 (the “2028 Debentures”), (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037 (the “2037 Senior Notes”), and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the consolidated statements of operations.

During the year ended December 31, 2009, the Company repurchased $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest, all of which occurred during the three months ended April 4, 2009. The $199 million of long-term debt repurchased included principal amounts of: (i) $11 million of the $358 million then outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $399 million then outstanding 2025 Debentures, (iii) $14 million of the $299 million then outstanding 2028 Debentures, and (iv) $154 million of the $600 million then outstanding 2037 Senior Notes. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the consolidated statements of operations.

Aggregate requirements for long-term debt maturities during the next five years are as follows: 2011—$605 million; 2012—$405 million; 2013—$5 million; 2014—$4 million; and 2015—$4 million.

Credit Facilities

The Company had a domestic syndicated revolving credit facility (as amended from time to time, the “Credit Facility”), scheduled to mature in December 2011. The size of the Credit Facility was the lesser of: (1) $1.5 billion, or (2) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elected to borrow under the Credit Facility, only then and not before, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. The Credit Facility did not require the Company to meet any financial covenants unless remaining availability under the Credit Facility was less than $225 million. As of and during the year ended December 31, 2010, there were no outstanding borrowings under this Credit Facility.

At December 31, 2010, the commitment fee assessed against the daily average unused amount was 75 basis points.

On January 4, 2011, the Company terminated the Credit Facility and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company has no outstanding borrowings under the 2011 Motorola Solutions Credit Agreement.

5.    Risk Management

Derivative Financial Instruments

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

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

At December 31, 2010, the Company had outstanding foreign exchange contracts totaling $1.5 billion, compared to $1.7 billion outstanding at December 31, 2009. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2010	December 31, 2009
Brazilian Real	$(429)	$(342)
Chinese Renminbi	(409)	(297)
Euro	(249)	(377)
Malaysian Ringgit	64	16
British Pound	185	143

For the year ended December 31, 2010, income representing the ineffective portions of changes in the fair value of cash flow hedge positions was $1 million compared to de minimus income for the year ended December 31, 2009 and expense of $2 million for the year ended December 31, 2008. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2010, 2009 and 2008 are included in the amounts noted above.

During the years ended December 31, 2010, 2009 and 2008, on a pre-tax basis, income (expense) of $(6) million, $(18) million and $3 million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations.

At December 31, 2010, the maximum term of derivative instruments that hedge forecasted transactions was 12 months. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was six months.

Interest Rate Risk

At December 31, 2010, the Company has $2.8 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company’s European subsidiaries has an outstanding interest rate agreement (“Interest Agreement”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company’s consolidated statements of operations. The weighted average fixed rate payment on the Interest Agreement was 5.18%. At December 31, 2010 and 2009, the fair value of the Interest Agreement put the Company in a liability position of $3 million and $4 million, respectively.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2010, the Company was exposed to an aggregate credit risk of approximately $1 million with all counterparties.

The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company, including immaterial amounts related to held for sale businesses, at December 31, 2010 and 2009:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	15	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	4		18

Total derivatives	$5		$18

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2009	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	10	Other assets	16	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities

Total derivatives not designated as hedging instruments	10		20

Total derivatives	$15		$21

The following table summarizes the effect of derivative instruments in our consolidated statements of operations, including immaterial amounts related to discontinued operations, for the year ended December 31, 2010 and 2009:

	December 31,		Statement of Operations Location
Gain (Loss) on Derivative Instruments	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts	(16)	(16)	Other income (expense)
Foreign exchange contracts	(33)	(166)	Other income (expense)

Total derivatives not designated as hedging instruments	$(49)	$(182)

The following table summarizes the gains and losses recognized in the consolidated financial statements, including immaterial amounts related to discontinued operations, for the years ended December 31, 2010 and 2009:

	December 31,
Foreign Exchange Contracts	2010	2009	Financial Statement Location
Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(9)	$—	Accumulated other comprehensive loss
Loss reclassified from Accumulated other comprehensive loss into Net earnings (loss) (effective portion)	(6)	(18)	Cost of sales/Sales
Gain (loss) recognized in Net earnings (loss) on derivative (ineffective portion and amount excluded from effectiveness testing)	1	—	Other income (expense)

Stockholders’ Equity

Derivative instruments activity, net of tax, included in Accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance at January 1	$2	$(7)	$—
Increase (decrease) in fair value	3	21	(9)
Reclassifications to earnings, net of tax	(5)	(12)	2

Balance at December 31	$—	$2	$(7)

6.     Income Taxes

Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2010	2009	2008
United States	$265	$(859)	$(3,743)
Other nations	412	356	890

	$677	$(503)	$(2,853)

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2010	2009	2008
United States	$7	$(314)	$(618)
Other nations	160	105	490
States (U.S.)	74	6	(5)

Current income tax expense	241	(203)	(133)

United States	286	18	1,751
Other nations	6	79	27
States (U.S.)	(127)	(53)	(61)

Deferred income tax expense	165	44	1,717

Total income tax expense (benefit)	$406	$(159)	$1,584

Deferred tax charges that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were $41 million, $(26) million and $(738) million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal income taxes applicable to the earnings. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. federal income taxes have been provided, aggregate to $1.3 billion, $2.4 billion and $2.9 billion at December 31, 2010, 2009 and 2008, respectively. The portion of earnings not reinvested indefinitely may be distributed without an additional U.S. federal income tax charge given the U.S. federal tax accrued on undistributed earnings and the utilization of available foreign tax credits. In 2010, the Company recognized deferred income tax expense of $298 million related to undistributed foreign earnings; including a charge for certain prior foreign earnings the Company concluded are no longer considered to be permanently reinvested and for a reduction of the invested capital of certain of its foreign subsidiaries. The capital reduction is part of the Company’s plan to realign its investment in foreign subsidiaries and is pending approval by certain governmental agencies.

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

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the Consolidated Statements of Operations are as follows:

Years Ended December 31	2010	2009	2008
Income tax expense (benefit) at statutory rate	$237	$(176)	$(1,000)
Taxes on non-U.S. earnings	11	11	144
State income taxes	(34)	(30)	(43)
Valuation allowances	(18)	(28)	2,321
Goodwill impairment	—	—	555
Tax on undistributed non-U.S. earnings	298	86	17
Other provisions	(104)	(25)	(422)
Research credits	(16)	(16)	(9)
Non-deductible transaction costs	30	13	—
Tax law changes	18	—	—
Other non-deductible costs	5	11	—
Section 199 deduction	(20)	(7)	—
Other	(1)	2	21

	$406	$(159)	$1,584

Gross deferred tax assets were $8.2 billion and $8.9 billion at December 31, 2010 and 2009, respectively. Deferred tax assets, net of valuation allowances, were $5.4 billion and $6.0 billion at December 31, 2010 and 2009, respectively. Gross deferred tax liabilities were $2.5 billion and $2.7 billion at December 31, 2010 and 2009, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2010	2009
Inventory	$283	$312
Accrued liabilities and allowances	380	358
Employee benefits	1,271	1,388
Capitalized items	1,563	551
Tax basis differences on investments	76	90
Depreciation tax basis differences on fixed assets	67	29
Undistributed non-U.S. earnings	(499)	(235)
Tax carryforwards	2,014	3,240
Available-for-sale securities	—	(41)
Business reorganization	36	53
Warranty and customer reserves	211	210
Deferred revenue and costs	298	199
Valuation allowances	(2,777)	(2,907)
Deferred charges	37	51
Other	(83)	35

	$2,877	$3,333

The Company accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2010, the Company’s U.S. operations had generated cumulative pre-tax losses over the most recent three year period, which are attributable to the financial performance of the Mobile Devices segment. Because of the losses at Mobile Devices, the Company believes that the weight of negative historical evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the other businesses, the Company believes that the weight of positive historical evidence allows it to include forecasted income from the other businesses in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. During 2008, the Company recorded a partial valuation allowance of $2.1 billion against a portion of its U.S. tax carryforwards that were more likely than not to expire. During 2009, the Company increased its U.S. valuation allowance by $90 million, primarily relating to capital losses realized from the disposition of a subsidiary, which is accounted for as part of discontinued operations, offset by a decrease in the valuation allowance for refundable general business credits. During 2010, the U.S. valuation allowance was reduced by $39 million, primarily related to certain of the Company’s state tax carryforwards that the Company expects to utilize.

At December 31, 2010 and 2009, the Company had valuation allowances of $2.8 billion and $2.9 billion, respectively, against its deferred tax assets, including $331 million and $422 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net decrease of $91 million during 2010. The decrease is primarily caused by exchange rate variances and adjustments to the valuation allowance balance based on current year activity. The U.S. valuation allowance relates primarily to tax carryforwards, including foreign tax credits, general business credits and tax carryforwards of acquired businesses which have limitations upon their use, state tax carryforwards and future capital losses related to certain investments. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2010	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$774	$271	2018-2027
Foreign tax credits	n/a	863	2017-2019
General business credits	n/a	326	2017-2030
Minimum tax credits	n/a	109	Unlimited
State tax losses	1,733	52	2011-2030
State tax credits	n/a	21	2011-2025
Non-U.S. Subsidiaries:
Brazil tax losses	231	78	Unlimited
China tax losses	208	52	2012-2015
Japan tax losses	79	32	2015-2017
United Kingdom tax losses	77	21	Unlimited
Germany tax losses	252	72	Unlimited
Singapore tax losses	101	17	Unlimited
Other subsidiaries tax losses	71	16	Various
Spain tax credits	n/a	29	2018-2022
Other subsidiaries tax credits	n/a	55	Various

		$2,014

The Company had unrecognized tax benefits of $234 million and $466 million at December 31, 2010 and December 31, 2009, respectively, of which approximately $20 million and $100 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

A roll-forward of unrecognized tax benefits, including those attributable to discontinued operations, is as follows:

	2010	2009
Balance at January 1	$466	$914
Additions based on tax positions related to current year	29	29
Additions for tax positions of prior years	61	60
Reductions for tax positions of prior years	(161)	(96)
Settlements	(156)	(439)
Lapse of statute of limitations	(5)	(2)

Balance at December 31	$234	$466

During 2010, the Company recorded $150 million of tax benefits related to reductions in unrecognized tax benefits relating to facts that indicate the extent to which certain tax positions are more-likely-than-not of being sustained. Additionally, the Company reduced its unrecognized tax benefits by $156 million for settlements with tax authorities, of which $59 million resulted in cash tax payments and the remainder of which reduced tax carryforwards and other deferred tax assets.

During 2010, the Internal Revenue Service concluded its audit of Symbol Technologies, Inc.’s 2004 through January 9, 2007 pre-acquisition tax years and Motorola Solutions’ 2004 through 2007 tax years. The IRS is currently examining the Company’s 2008 and 2009 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2007—2010
Brazil	2005—2010
China	2001—2010
France	2004—2010
Germany	2008—2010
India	1996—2010
Israel	2007—2010
Japan	2004—2010
Malaysia	1998—2010
Singapore	1999—2010
United Kingdom	2004—2010

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

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $75 million tax benefit, with cash payments in the range of $0 to $100 million.

At December 31, 2010, the Company had $25 million and $20 million accrued for interest and penalties, respectively, on unrecognized tax benefits. At December 31, 2009, the Company had $25 million and $15 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

7.    Retirement Benefits

Pension Benefit Plans

The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, Japan and Korea (the “Non-U.S. Plans”). Other pension plans are not material to the Company either individually or in the aggregate.

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

The net periodic pension cost (benefit) for the Regular Pension Plan, Officers’ Plan and MSPP and Non-U.S. plans was as follows:

Regular Pension Plan

Years Ended December 31	2010	2009	2008
Service cost	$—	$14	$98
Interest cost	341	336	323
Expected return on plan assets	(377)	(380)	(391)
Amortization of:
Unrecognized net loss	148	78	52
Unrecognized prior service cost	—	—	(31)
Curtailment gain	—	—	(232)

Net periodic pension cost (benefit)	$112	$48	($181)

Officers’ Plan and MSPP

Years Ended December 31	2010	2009	2008
Service cost	$—	$—	$3
Interest cost	3	6	7
Expected return on plan assets	(1)	(2)	(2)
Amortization of:
Unrecognized net loss	3	3	1
Unrecognized prior service cost	—	—	(1)
Curtailment gain	—	—	(5)
Settlement loss	2	17	5

Net periodic pension cost	$7	$24	$8

Non-U.S. Plans

Years Ended December 31	2010	2009	2008
Service cost	$24	$26	$34
Interest cost	84	77	87
Expected return on plan assets	(81)	(69)	(84)
Amortization of:
Unrecognized net loss	19	7	1
Unrecognized prior service cost	(4)	1	1
Settlement/curtailment gain	(4)	(1)	(7)

Net periodic pension cost	$38	$41	$32

The status of the Company’s plans is as follows:

	2010			2009
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Change in benefit obligation:
Benefit obligation at January 1	$5,821	$52	$1,576	$5,110	$116	$1,221
Service cost	—	—	24	14	—	26
Interest cost	341	3	84	336	6	77
Plan amendments	—	—	(115)	—	—	2
Settlement/curtailment	—	—	2	—	—	(7)
Actuarial (gain) loss	173	4	54	592	(20)	214
Foreign exchange valuation adjustment	—	—	(71)	—	—	87
Employee contributions	—	—	5	—	—	6
Tax payments	—	(3)	—	—	(1)	—
Benefit payments	(206)	(12)	(54)	(231)	(49)	(50)

Benefit obligation at December 31	6,129	44	1,505	5,821	52	1,576

Change in plan assets:
Fair value at January 1	3,898	17	1,147	3,295	56	957
Return on plan assets	466	1	124	754	1	123
Company contributions	150	7	47	80	10	39
Employee contributions	—	—	5	—	—	6
Foreign exchange valuation adjustment	—	—	(43)	—	—	72
Tax payments from plan assets	—	(1)	—	—	(1)	—
Benefit payments from plan assets	(206)	(12)	(54)	(231)	(49)	(50)

Fair value at December 31	4,308	12	1,226	3,898	17	1,147

Funded status of the plan	(1,821)	(32)	(279)	(1,923)	(35)	(429)
Unrecognized net loss	2,799	11	323	2,863	13	342
Unrecognized prior service cost	—	—	(99)	—	—	6

Prepaid (accrued) pension cost	$978	$(21)	$(55)	$940	$(22)	$(81)

Components of prepaid (accrued) pension cost:
Non-current benefit liability	$(1,821)	$(32)	$(279)	$(1,923)	$(35)	$(429)
Deferred income taxes	1,033	4	35	1,062	6	24
Accumulated other comprehensive income (loss)	1,766	7	189	1,801	7	324

Prepaid (accrued) pension cost	$978	$(21)	$(55)	$940	$(22)	$(81)

It is estimated that the net periodic cost for 2011 will include amortization of the unrecognized net loss and prior service costs for the Regular Plan, Officers’ and MSPP Plans, and Non-U.S. Plans, currently included in Accumulated other comprehensive loss, of $187 million, $2 million, and $4 million, respectively.

The Company uses a five-year, market-related asset value method of amortizing asset-related gains and losses. Prior service costs are being amortized over periods ranging from 10 to 12 years. Benefits under all pension plans are valued based upon the projected unit credit cost method.

During March of 2010, the Company recognized a curtailment gain in one of its Non-U.S. plans resulting in a reduction of the amounts recognized in Accumulated other comprehensive loss of $22 million. No gain or loss was recognized in the Company’s consolidated statement of operations as a result of the curtailment.

In August 2010, the Company created separate Non-U.S. plans in certain locations, pursuant to the Company’s separation into two independent, publicly traded companies. The portion of existing pension assets and benefit obligations relating to employees covered by the newly-created plans were transferred to those plans. Prior to this transfer the pension assets and benefit obligations were remeasured resulting in an adjustment to Accumulated other comprehensive loss of $28 million, net of taxes of $13 million.

As a result of the Company’s separation into two independent, publicly traded companies, during the three months ended December 31, 2010, the Company recognized a curtailment gain in one of its Non-U.S. plans, resulting in the recognition of a gain in the Company’s consolidated statement of operations of $4 million. During the same period, as a result of legislative changes that were finalized in December 2010, the Company changed the index used to estimate cost of living increases. As a result, the Company recorded a $55 million gain in Accumulated other comprehensive loss, net of tax. No gain or loss was recognized in the Company’s consolidated statement of operations as a result of the amendment.

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

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2010		2009
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	6.00%	5.39%	6.75%	6.23%
Investment return assumption (Regular Plan)	8.25%	6.86%	8.25%	6.86%
Investment return assumption (Officers’ Plan)	6.00%	N/A	6.00%	N/A

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2010		2009
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	5.75%	5.07%	6.00%	5.46%
Future compensation increase rate (Regular Plan)	0.00%	2.61%	0.00%	4.28%
Future compensation increase rate (Officers’ Plan)	0.00%	N/A	0.00%	N/A

The accumulated benefit obligations for the plans were as follows:

	2010			2009
December 31	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Accumulated benefit obligation	$6,129	$44	$1,482	$5,821	$52	$1,527

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

	Target Mix
Asset Category	2010	2009
Equity securities	63%	63%
Fixed income securities	35%	35%
Cash and other investments	2%	2%

The weighted-average pension plan asset allocation by asset categories:

	Actual Mix
December 31	2010	2009
Equity securities	66%	65%
Fixed income securities	32%	32%
Cash and other investments	2%	3%

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

The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $40 million to its non-U.S. pension plans in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Regular	Officer’s and MSPP	Non U.S.
2011	$250	$8	$52
2012	261	2	54
2013	272	5	56
2014	310	2	58
2015	319	2	61
2016-2020	1,803	19	341

Postretirement Health Care Benefits Plan

Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan has been closed to new participants. The benefit obligation and plan assets for the Postretirement Health Care Benefits Plan have been measured as of December 31, 2010.

The assumptions used were as follows:

December 31	2010	2009
Discount rate for obligations	5.25%	5.75%
Investment return assumptions	8.25%	8.25%

Net Postretirement Health Care Benefits Plan expenses were as follows:

Years Ended December 31	2010	2009	2008
Service cost	$6	$6	$6
Interest cost	23	27	26
Expected return on plan assets	(16)	(18)	(20)
Amortization of:
Unrecognized net loss	7	7	5
Unrecognized prior service cost	(2)	(2)	(2)

Net postretirement health care expense	$18	$20	$15

The funded status of the plan is as follows:

	2010	2009
Change in benefit obligation:
Benefit obligation at January 1	$461	$429
Service cost	6	6
Interest cost	23	27
Actuarial (gain) loss	(17)	32
Benefit payments	(26)	(33)

Benefit obligation at December 31	447	461

Change in plan assets:
Fair value at January 1	174	168
Return on plan assets	20	35
Company contributions	—	—
Benefit payments made with plan assets	(24)	(29)

Fair value at December 31	170	174

Funded status of the plan	(277)	(287)
Unrecognized net loss	204	231
Unrecognized prior service cost	(1)	(3)

Accrued postretirement health care cost	$(74)	$(59)

Components of accrued postretirement health care cost:

Years Ended December 31	2010	2009
Non-current liability	$(277)	$(287)
Tax impact of Medicare Part D subsidy law change	18	—
Deferred income taxes	72	101
Accumulated other comprehensive income	113	127

Accrued postretirement health care cost	$(74)	$(59)

During the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law, which eliminated the favorable income tax treatment of Medicare Part D Subsidy receipts effective for tax years starting in 2013. As a result of the tax law change, the Company recorded an $18 million non-cash tax charge to reduce its deferred tax asset associated with Medicare Part D subsidies currently estimated to be received after 2012.

It is estimated that the net periodic cost for the Postretirement Health Care Benefits Plan in 2011 will include amortization of the unrecognized net loss and prior service costs, currently included in Accumulated other comprehensive loss, of $11 million.

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

	Target Mix
Asset Category	2010	2009
Equity securities	65%	65%
Fixed income securities	34%	34%
Cash and other investments	1%	1%

The weighted-average asset allocation for plan assets by asset categories:

	Actual Mix
December 31	2010	2009
Equity securities	65%	67%
Fixed income securities	33%	30%
Cash and other investments	2%	3%

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

The Company expects to make no cash contributions to the Postretirement Health Care Benefits Plan in 2011. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year
2011	$33
2012	32
2013	31
2014	30
2015	29
2016-2020	152

The health care cost trend rate used to determine the December 31, 2010 accumulated postretirement benefit obligation is 7.25% for 2011. This rate is expected to remain flat thru 2013, with a decline in years 2014 and 2015 until it reaches 5% in 2016. Beyond 2016, this rate is expected to remain flat at 5%. The health care trend rate used to determine the December 31, 2009 accumulated postretirement benefit obligation was 8.5%.

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

The Company has no significant Postretirement Health Care Benefit Plans outside the United States.

Other Benefit Plans

The Company maintains a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola Solutions owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola Solutions endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits.

The Company adopted new accounting guidance on accounting for split-dollar life insurance arrangements as of January 1, 2008. This guidance requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit had not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of this new guidance, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Accumulated other comprehensive income (loss) in the amounts of $4 million and $41 million, respectively, in the Company’s consolidated statement of stockholders’ equity. It is currently expected that minimal cash payments will be required to fund these policies.

The net periodic pension cost for these split-dollar life insurance arrangements was $5 million and $6 million for the years ended December 31, 2010 and 2009, respectively. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $51 million and $48 million as of December 31, 2010 and December 31, 2009, respectively.

Defined Contribution Plan

The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Effective January 1, 2005, newly hired employees have a higher maximum matching contribution at 4% on the first 5% of employee contributions, compared to 3% on the first 6% of employee contributions for employees hired prior to January 2005. Effective January 1, 2009, the Company temporarily suspended all matching contributions to the Motorola Solutions 401(k) plan. Matching contributions were reinstated as of July 1, 2010 at a rate of 4% on the first 4% of employee contributions. The maximum matching contribution for 2010 was pro-rated to account for the number of months remaining after the reinstatement. The Company’s expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2010, 2009 and 2008 were $38 million, $8 million and $82 million, respectively.

8.    Share-Based Compensation Plans and Other Incentive Plans

All share and per share information presented gives effect to the Reverse Stock Split, which occurred on January 4, 2011. The Company also completed the Distribution of Motorola Mobility on January 4, 2011, however, the share and per share information presented does not reflect the Distribution of Motorola Mobility.

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

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2010, 2009 and 2008, employees purchased 2.7 million, 4.2 million and 2.7 million shares, respectively, at purchase prices of $41.79 and $42.00, $25.20 and $25.76, and $55.37 and $42.49, respectively.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2010, 2009 and 2008 was $21.43, $19.43 and $24.30, respectively, using the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	41.7%	57.1%	56.4%
Risk-free interest rate	2.1%	1.9%	2.4%
Dividend yield	0.0%	0.0%	2.7%
Expected life (years)	6.1	3.9	5.5

The Company uses the implied volatility for traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon the average daily closing rates during the year for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

The Company has applied forfeiture rates, estimated based on historical data, of 13%-50% to the option fair values calculated by the Black-Scholes option pricing model. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.

Stock option activity was as follows (in thousands, except exercise price and employee data):

	2010		2009		2008
Years Ended December 31	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price
Options outstanding at January 1	23,061	$84	32,592	$120	32,036	$131
Options granted	1,630	50	8,939	45	5,681	58
Options exercised	(1,559)	42	(206)	42	(274)	50
Options terminated, canceled or expired	(3,518)	104	(18,264)	128	(4,851)	123

Options outstanding at December 31	19,614	81	23,061	84	32,592	120

Options exercisable at December 31	12,429	99	11,037	121	21,153	134
Approx. number of employees granted options	529		22,095		3,300

At December 31, 2010, the Company had $100 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $179 million, $116 million and $145 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $17 million, $1 million and $2 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2010 was $213 million and $111 million, respectively, based on a December 31, 2010 stock price of $63.49 per share. Pursuant to the completion of the Separation on January 4, 2011, approximately 8.0 million stock options held by the employees of Motorola Mobility were subject to cancellation.

At December 31, 2010 and 2009, 6.6 million shares and 8.6 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $49	9,059	$43	7	3,856	$41
$49-$97	6,801	65	5	4,914	65
$98-$146	1,537	116	4	1,442	115
$147-$195	233	149	5	233	149
$196-$244	—	—	—	—	—
$245-$293	1,983	275	4	1,983	275
$294-$330	1	313	4	1	313

	19,614			12,429

As of December 31, 2010, the weighted average contractual life for options outstanding and exercisable was six and five years, respectively.

Stock Option Exchange

On May 14, 2009, the Company initiated a tender offer for certain eligible employees (excluding executive officers and directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Company’s stock as of the grant date. In order to be eligible for the exchange, the options had to have been granted prior to June 1, 2007, expire after December 31, 2009 and have an exercise price equal to or greater than $84.00. The offering period closed on June 12, 2009. On that date, 14 million options were tendered and exchanged for 6 million new options with an exercise price of $47.11 and a ratable annual vesting period over two years. The exchange program was designed so that the fair market value of the new options would approximate the fair market value of the options exchanged. The resulting incremental compensation expense was not material to the Company’s consolidated financial statements. Pursuant to the completion of the separation on January 4, 2011, approximately 8.0 million stock options were subject to cancellation.

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

Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2010		2009		2008
Years Ended December 31	RSU	Wtd. Avg. Grant Date Fair Value	RSU	Wtd Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value
RS and RSU outstanding at January 1	8,061	$55	4,604	$76	1,536	$119
Granted	4,772	49	5,478	43	3,872	64
Vested	(2,407)	58	(988)	80	(330)	121
Terminated, canceled or expired	(867)	56	(1,033)	60	(474)	94

RSU outstanding at December 31	9,559	51	8,061	55	4,604	76
Approx. number of employees granted RSUs	29,973		26,969		28,981

At December 31, 2010, the Company had unrecognized compensation expense related to RSUs of $301 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS and RSU shares vested during the years ended December 31, 2010, 2009 and 2008 was $114 million, $44 million and $19 million, respectively. The aggregate fair value of outstanding RSUs as of December 31, 2010 was $607 million. Pursuant to the completion of the Separation on January 4, 2011, approximately 3.8 million unvested restricted stock units held by the employees of Motorola Mobility were subject to cancellation.

Total Share-Based Compensation Expense

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, RS and RSUs was as follows:

Year Ended December 31	2010	2009	2008
Share-based compensation expense included in:
Costs of sales	$31	$28	$26
Selling, general and administrative expenses	156	155	135
Research and development expenditures	86	80	75

Share-based compensation expense included in Operating earnings (loss)	273	263	236
Tax benefit	82	82	73

Share-based compensation expense, net of tax	$191	$181	$163

Decrease in basic earnings per share	$(0.57)	$(0.55)	$(0.50)
Decrease in diluted earning per share	$(0.56)	$(0.55)	$(0.50)
Share-based compensation expense in discontinued operations	$35	$33	$44

Motorola Solutions Incentive Plan

Our incentive plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2010, 2009 and 2008 were $287 million, $153 million and $137 million, respectively.

Long-Range Incentive Plan

The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on two performance objectives measured over three-year cycles. The expense for LRIP (net of the reversals of previously recognized reserves) for the years ended December 31, 2010, 2009 and 2008 was $19 million, $8 million and $(12) million, respectively.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2010 and 2009 were as follows:

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,291	$—	$2,291
Corporate bonds	—	43	15	58
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	11	—	11
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	24	10	—	34
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	15	—	15
Interest agreement derivative contracts	—	3	—	3
*	Includes immaterial amounts related to held for sale businesses.

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$4,408	$—	$4,408
Corporate bonds	—	411	19	430
Asset-backed securities	—	66	—	66
Mortgage-backed securities	—	52	—	52
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	23	—	23
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	136	11	—	147
Foreign exchange derivative contracts*	—	15	—	15
Liabilities:
Foreign exchange derivative contracts*	—	17	—	17
Interest agreement derivative contracts	—	4	—	4
*	Includes immaterial amounts related to held for sale businesses.

The following table summarizes the changes in fair value of our Level 3 assets:

	2010	2009
Balance at January 1	$19	$134
Transfers to (from) Level 3	3	(16)
Payments received and securities sold	(11)	(78)
Permanent impairments	—	(2)
Mark-to-market gain (loss) on Sigma Fund investments included in Other income (expense)	4	(19)

Balance at December 31	$15	$19

Pension and Postretirement Health Care Benefits Plan Assets

The fair value of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2010 were as follows:

Regular Plan

December 31, 2010	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$1,222	$3	—	$1,225
Commingled equity funds	—	1,597	—	1,597
Preferred stock	9	—	—	9
U.S. government and agency obligations	—	100	—	100
Other government bonds	—	5	—	5
Corporate bonds	—	185	—	185
Mortgage-backed bonds	—	197	—	197
Asset-backed bonds	—	40	—	40
Commingled bond funds	—	850	—	850
Commingled short-term investment funds	—	76	—	76
Invested cash	—	16	—	16

Total investment securities	$1,231	$3,069	$—	$4,300
Accrued income receivable				8

Fair value plan assets				$4,308

The table above includes securities on loan as part of a securities lending arrangement of $92 million of common stock and equivalents, $41 million of U.S. government and agency obligations and $34 million of corporate bonds. All securities on loan are fully cash collateralized.

The following table summarizes the changes in fair value of the Regular Plan assets measured using Level 3 inputs:

2010
Balance at January 1	$7
Gain on assets held	1
Sales	(1)
Transfers out, net	(7)

Balance at December 31	$—

Officers’ Plan

December 31, 2010	Level 1	Level 2	Level 3	Total
U.S. government and agencies	$—	$9	$—	$9
Corporate bonds	—	1	—	1
Mortgage-backed bonds	—	1	—	1
Commingled short-term investment funds	—	1	—	1

Fair value plan assets	$—	$12	$—	$12

Non-U.S. Plans

December 31, 2010	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$339	$—	$—	$339
Commingled equity funds	—	389	—	389
Corporate bonds	—	98	—	98
Government and agency obligations	—	91	—	91
Commingled bond funds	—	236	—	236
Short-term investment funds	—	1	—	1
Insurance contracts	—	—	61	61

Total investment securities	$339	$815	$61	$1,215
Cash				8
Accrued income receivable				3

Fair value plan assets				$1,226

The following table summarizes the changes in fair value of the Non-U.S. pension plan assets measured using Level 3 inputs:

2010
Balance at January 1	$65
Gain on assets held	1
Foreign exchange valuation adjustment	(5)

Balance at December 31	$61

Postretirement Health Care Benefits Plan

December 31, 2010	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$48	$—	$—	$48
Commingled equity funds	—	62	—	62
U.S. government and agency obligations	—	4	—	4
Corporate bonds	—	7	—	7
Mortgage-backed bonds	—	8	—	8
Asset-backed bonds	—	2	—	2
Commingled bond funds	—	34	—	34
Commingled short-term investment funds	—	4	—	4
Invested cash	—	1	—	1

Fair value plan assets	$48	$122	—	$170

The table above includes securities on loan as part of a securities lending arrangement of $4 million of common stock and equivalents, $2 million of U.S. government and agency obligations and $1 million of corporate bonds. All securities on loan are fully cash collateralized.

Valuation Methodologies

Level 1—Quoted market prices in active markets are available for investments in common and preferred stock and common stock equivalents. As such, these investments are classified within Level 1.

Level 2—The securities classified as Level 2 are comprised primarily of corporate, government, agency and government-sponsored enterprise bonds. The Company primarily relies on valuation pricing models, recent bid prices, and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions.

Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

In determining the fair value of the Company’s foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are classified as Level 2 assets.

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

At December 31, 2010, the Company has $1.0 billion of investments in money market mutual funds classified as Cash and cash equivalents in its consolidated balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

10.    Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2010	2009
Long-term receivables	$286	$154
Less allowance for losses	(3)	(9)

	283	145
Less current portion	(21)	(28)

Non-current long-term receivables, net	$262	$117

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on long-term receivables for the years ended December 31, 2010, 2009 and 2008 was $14 million, $2 million and $3 million, respectively.

Certain purchasers of the Company’s infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $356 million at December 31, 2010, compared to $406 million at December 31, 2009. Of these amounts, $27 million was supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2010, compared to $13 million supported at December 31, 2009. The majority of the outstanding commitments at December 31, 2010 are to a small number of network operators in the Middle East region. The Company will retain the funded portion of the financing arrangements related to the Networks segment following the sale to NSN, which totaled approximately $235 million at December 31, 2010.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $13 million at December 31, 2010, compared to $31 million at December 31, 2009 (including $9 million and $27 million at December 31, 2010 and 2009, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million at both December 31, 2010 and 2009 (including $2 million at both December 31, 2010 and 2009, relating to the sale of short-term receivables).

Sales of Receivables

From time to time, the Company sells accounts receivable and long-term receivables on a non-recourse basis to third parties under one-time arrangement while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

As of December 31, 2010, the Company had a $200 million revolving receivable sales facility, maturing June 2011, for the sale of accounts receivable, which was fully available. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. At December 31, 2009, the Company had a $200 million committed revolving credit facility for the sale of accounts receivable, of which $140 million was available. The Company had no significant committed facilities for the sale of long-term receivables at December 31, 2010 and 2009, respectively. At December 31, 2008, the Company had $532 million of committed revolving facilities for the sale of accounts receivable, of which $35 million was available. In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term receivables primarily for a single customer, of which $173 million was available.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the years ended December 31, 2010, 2009 and 2008:

Years Ended December 31	2010	2009	2008
Cumulative annual proceeds received from one-time sales:
Accounts receivable sales proceeds	$716	$1,000	$2,124
Long-term receivables sales proceeds	69	72	281

Total proceeds from one-time sales	785	1,072	2,405
Cumulative annual proceeds received from sales under committed facilities	70	233	1,281

Total proceeds from receivables sales	$855	$1,305	$3,686

At December 31, 2010, the Company retained servicing obligations for $440 million of sold accounts receivables and $277 million of long-term receivables, compared to $195 million of accounts receivables and $297 million of long-term receivables at December 31, 2009.

Under certain arrangements, the value of accounts receivable sold is supported by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. Under these arrangements, the Company’s total credit exposure, less insurance coverage, to outstanding accounts receivable that have been sold was $9 million and $27 million at December 31, 2010 and 2009, respectively.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses

An aging analysis of financing receivables at December 31, 2010 and December 31, 2009 is as follows:

December 31, 2010	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$16	$—	$—	$—
Commercial loans and leases secured	$67	$1	$—	$—
Commercial loans unsecured	$203	$—	$2	$2

Total long-term receivables	$286	$1	$2	$2

December 31, 2009	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$8	$—	$—	$—
Commercial loans and leases secured	$72	$—	$5	$—
Commercial loans unsecured	$74	$—	$—	$2

Total long-term receivables	$154	$—	$5	$2

The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned and comparable to the rating systems utilized by independent rating agencies.

The Company policy for valuing the allowance for credit losses is on an individual review basis. All customer financing receivables with past due balances greater than 90 days are reviewed for collectibility. The value of impairment is calculated based on the net present value of anticipated future cash streams from the customer. At December 31, 2010, there were a de minimus number of loans and leases which were impaired with an allowance for credit loss totaling $3 million, compared to with an allowance for credit loss of $9 million at December 31, 2009.

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

Other

Leases:    The Company owns most of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2010, 2009, and 2008 was $131 million, $146 million, and $171 million, respectively. At December 31, 2010, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2011—$205 million; 2012—$146 million; 2013—$78 million; 2014—$54 million; 2015—$31 million; beyond—$41 million.

Indemnifications:    The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $143 million, of which the Company accrued $10 million as of December 31, 2010 for potential claims under these provisions.

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

In addition, pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

Intellectual Property Matters:    During 2010, the Company entered into a settlement and license agreement with another company, which resolves all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to the Company, future royalties to be paid by the other company to the Company for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties. The rights to these future royalties transferred to Motorola Mobility as part of the Separation on January 4, 2011.

During 2010, the Company entered into another settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent properties. As a result of this agreement, the Company recorded a pre-tax gain of $94 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

Other:    During the three months ended September 27, 2008, the Company recorded a $150 million charge related to the settlement of a purchase commitment.

12.    Information by Segment and Geographic Region

Through December 31, 2010, the Company reported financial results for the following business segments, which comprised of two main business units. Following the Separation of Motorola Mobility on January 4, 2011, only the Enterprise Mobility Solutions segment remains part of the Company.

Motorola Solutions

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

Motorola Mobility

•

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

•

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television (“TV”) and telecommunication service providers.

Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in other and eliminations were:

Years Ended December 31	2010	2009	2008
Enterprise Mobility Solutions	$31	$38	$87
Mobile Devices	17	45	53

	$48	$83	$140

Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.

For the years ended December 31, 2010 and 2009, approximately 18% and 10%, respectively, of net sales were to one customer. No single customer accounted for more than 10% of net sales for the year ended December 31, 2008.

Segment information

	Net Sales			Operating Earnings (Loss)
Years Ended December 31	2010	2009	2008	2010	2009	2008
Enterprise Mobility Solutions	$7,857	$7,169	$8,228	$949	$736	$(343)
Mobile Devices	7,819	7,146	12,099	(76)	(1,215)	(2,432)
Home	3,641	3,904	4,912	152	16	340

	19,317	18,219	25,239	1,025	(463)	(2,435)
Other and Eliminations	(35)	(72)	(130)	(236)	(29)	(107)

	$19,282	$18,147	$25,109

Operating earnings (loss)				789	(492)	(2,542)
Total other income (expense)				(112)	(11)	(311)

Earnings (loss) from continuing operations before income taxes				$677	$(503)	$(2,853)

The Operating loss in Other and Eliminations consists of the following:

Years Ended December 31	2010	2009	2008
Separation-related transaction costs	242	42	59
Corporate expenses	16	8	43
Reorganization of business charges	7	30	38
Legal settlements, net	(29)	(75)	14
Environmental reserve charge	—	24	—
In-process research and development charges	—	—	1
Gain on sale of property, plant and equipment	—	—	(48)

	$236	$29	$107

Corporate expenses are primarily comprised of general corporate-related expenses and the Company’s wholly-owned finance subsidiary.

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2010	2009	2008	2010	2009	2008	2010	2009	2008
Enterprise Mobility Solutions	$6,297	$5,801	$6,114	$182	$124	$150	$143	$158	$159
Mobile Devices	4,179	2,589	3,559	125	35	84	119	131	157
Home	3,839	3,441	3,929	18	32	67	54	62	58

	14,315	11,831	13,602	325	191	301	316	351	374
Other and Eliminations	9,841	11,563	11,253	10	13	107	(4)	16	18

	24,156	23,394	24,855	$335	$204	$408	$312	$367	$392
Discontinued Operations	1,421	2,209	3,014

	$25,577	$25,603	$27,869

Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

	Net Sales			Assets			Property, Plant, and Equipment, net
Years Ended December 31	2010	2009	2008	2010	2009	2008	2010	2009	2008
United States	$11,107	$10,513	$13,715	$18,386	$17,327	$16,619	$915	$856	$1,002
China	1,128	905	1,250	2,465	2,295	2,803	212	161	198
Brazil	913	849	1,550	836	855	993	91	98	108
United Kingdom	687	577	909	896	1,143	1,047	30	34	35
Israel	270	299	443	1,344	1,324	1,269	40	172	139
Singapore	108	93	116	218	716	1,862	4	19	32
Other nations, net of eliminations	5,069	4,911	7,126	11	(266)	262	437	479	498

	$19,282	$18,147	$25,109	$24,156	$23,394	$24,855	$1,729	$1,819	$2,012

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

2010 Charges

During 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments were impacted by these plans. The employees affected were located in all geographic regions.

During 2010, the Company recorded net reorganization of business charges of $138 million, including $38 million of charges in Costs of sales and $100 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $138 million are charges of $150 million for employee separation costs, $21 million for exit costs, and $6 million for fixed asset impairment charges, partially offset by $39 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2010
Enterprise Mobility Solutions	$68
Mobile Devices	34
Home	29

131
Corporate	7

$138

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to December 31, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2010
Exit costs	$57	$21	$(11)	$(32)	$35
Employee separation costs	65	150	(29)	(121)	65

	$122	$171	$(40)	$(153)	$100

Exit Costs

At January 1, 2010, the Company had an accrual of $57 million for exit costs attributable to lease terminations. The additional 2010 charges were $21 million. The adjustments of $11 million primarily reflects $12 million of reversals of accruals no longer needed, partially offset by $1 million of translation adjustments. The $32 million used in 2010 reflects cash payments. The remaining accrual of $35 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2010, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $65 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2009, and (ii) approximately 1,200 employees who began receiving payments in 2010. The 2010 additional charges of $150 million represent severance costs for approximately an additional 3,300 employees, of which 1,800 were direct employees and 1,500 were indirect employees.

The adjustments of $29 million reflect: (i) $27 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

During 2010, approximately 2,200 employees, of which 900 were direct employees and 1,300 were indirect employees, were separated from the Company. The $121 million used in 2010 reflects cash payments to separated employees. The remaining accrual of $65 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2010, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 3,800 employees to be separated in 2011.

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

During 2009, the Company recorded net reorganization of business charges of $298 million, including $63 million of charges in Costs of sales and $235 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $298 million are charges of $320 million for employee separation costs, $36 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $76 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2009
Enterprise Mobility Solutions	$66
Mobile Devices	184
Home	18

268
Corporate	30

$298

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to December 31, 2009:

2009	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$78	$36	$(11)	$(46)	$57
Employee separation costs	153	320	(61)	(347)	65
	$231	$356	$(72)	$(393)	$122

Adjustments include translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $78 million for exit costs attributable to lease terminations. The additional 2009 charges of $36 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $11 million reflect: (i) $8 million of reversals of accruals no longer needed, and (ii) $3 million of translation adjustments. The $46 million used in 2009 reflects cash payments. The remaining accrual of $57 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2009, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $153 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The additional 2009 charges of $320 million represent severance costs for approximately an additional 8,300 employees, of which 3,100 are direct employees and 5,200 are indirect employees.

The adjustments of $61 million reflect $68 million of reversals of accruals no longer required, partially offset by $7 million of translation adjustments.

During 2009, approximately 9,100 employees, of which 3,800 were direct employees and 5,300 were indirect employees, were separated from the Company. The $347 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $65 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2009.

2008 Charges

During 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the

Company’s business segments, as well as corporate functions, were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions. The Company recorded net reorganization of business charges of $300 million, including $84 million of charges in Costs of sales and $216 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $300 million are charges of $283 million for employee separation costs, $66 million for exit costs ,partially offset by $49 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2008
Enterprise Mobility Solutions	$25
Mobile Devices	216
Home	21

262
Corporate	38

$300

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

2008	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$27	$66	$(1)	$(14)	$78
Employee separation costs	160	283	(44)	(246)	153
	$187	$349	$(45)	$(260)	$231

Adjustments include translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $27 million for exit costs attributable to lease terminations. The 2008 additional charges of $66 million were primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home segment. The adjustments of $1 million reflect $2 million of translation adjustments, partially offset by $3 million of reversals of accruals no longer needed. The $14 million used in 2008 reflected cash payments. The remaining accrual of $78 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2008, represented future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $160 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The additional 2008 charges of $283 million were severance costs for approximately an additional 5,100 employees, of which 2,200 were direct employees and 2,900 were indirect employees.

The adjustments of $44 million reflected $46 million of reversals of accruals no longer required, partially offset by $2 million of translation adjustments. The $46 million of reversals represented previously accrued costs for approximately 600 employees.

During 2008, approximately 5,200 employees, of which 2,300 were direct employees and 2,900 were indirect employees, were separated from the Company. The $246 million used in 2008 reflected cash payments to these separated employees. The remaining accrual of $153 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2008.

14.      Intangible Assets and Goodwill

The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not significant individually nor in the aggregate. The Company did not have any significant acquisitions during the years ended December 31, 2010, 2009 and 2008.

Intangible Assets

Amortized intangible assets were comprised of the following:

	2010		2009
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$1,150	$951	$1,133	$785
Patents	384	227	288	166
Customer-related	209	127	209	110
Licensed technology	130	123	130	122
Other intangibles	139	133	143	129

	$2,012	$1,561	$1,903	$1,312

Amortization expense on intangible assets, which is included within Other charges in the consolidated statement of operations, was $258 million, $277 million and $294 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 future amortization expense is estimated to be $241 million in 2011, $80 million in 2012, $45 million in 2013 and $24 million in 2014 and $17 million in 2015.

Amortized intangible assets, excluding goodwill, by business segment:

	2010		2009
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Enterprise Mobility Solutions	$1,193	$947	$1,210	$757
Mobile Devices	153	53	46	46
Home	666	561	647	509
	$2,012	$1,561	$1,903	$1,312

During the year ended December 31, 2008, the Company recorded an impairment of intangible assets charge of $136 million, primarily due to a change in a technology platform strategy, relating to completed technology and other intangibles, in the Enterprise Mobility Solutions segment.

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2008 to December 31, 2010:

	Enterprise Mobility Solutions	Mobile Devices	Home	Total Company
Balances as of January 1, 2008:
Aggregate goodwill acquired	$2,916	$19	$1,528	$4,463
Accumulated impairment losses	—	—	(73)	(73)
Goodwill, net of impairment losses	2,916	19	1,455	4,390
Goodwill acquired	60	15	12	87
Impairment losses	(1,564)	(55)	—	(1,619)
Adjustments	28	21	(179)	(130)

Balance as of December 31, 2008:
Aggregate goodwill acquired	3,004	55	1,361	4,420
Accumulated impairment losses	(1,564)	(55)	(73)	(1,692)
Goodwill, net of impairment losses	1,440	—	1,288	2,728
Goodwill acquired	—	—	—	—
Impairment losses	—	—	—	—
Adjustments	(11)	—	(3)	(14)

Balance as of December 31, 2009:
Aggregate goodwill acquired	2,993	55	1,358	4,406
Accumulated impairment losses	(1,564)	(55)	(73)	(1,692)
Goodwill, net of impairment losses	1,429	—	1,285	2,714
Goodwill acquired	—	78	33	111
Impairment losses	—	—	—	—
Adjustments	—	—	—	—

Balance as of December 31, 2010:
Aggregate goodwill acquired	2,993	133	1,391	4,517
Accumulated impairment losses	(1,564)	(55)	(73)	(1,692)
Goodwill, net of impairment losses	$1,429	$78	$1,318	$2,825

During the year ended December 31, 2008, the Company finalized its assessment of the Internal Revenue Code Section 382 Limitations (“IRC Section 382”) relating to the pre-acquisition tax loss carryforwards of its 2007 acquisitions. As a result of the IRC Section 382 studies, the Company recorded additional deferred tax assets and a corresponding reduction in goodwill, which is reflected in the adjustment line above.

The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Enterprise Mobility Solutions segment, the Company has identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. For the Home segment, the Company has identified two reporting units, the Broadband Home Solutions reporting unit and the Access Networks reporting unit. The Company performs extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The determination of the fair value of the reporting units and other assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before depreciation and amortization, and capital expenditures forecasts specific to each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate market participants that are similar to our reporting units and it is the Company’s view that future discounted cash flows are more reflective of the value of the reporting units.

Based on the results of the 2009 and 2010 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

Based on the results of step one of the 2008 annual assessment of the recoverability of goodwill, the fair values of the Broadband Home Solutions and the Access Networks reporting units exceeded their book values, indicating that there was no impairment of goodwill at these reporting units. However, the fair value of the Enterprise Mobility and Mobile Devices reporting units were below their respective book values, indicating a potential impairment of goodwill and the requirement to perform step two of the analysis for the reporting unit. The Company acquired the main components of the Enterprise Mobility reporting unit in 2007 at which time the book and fair value of the reporting unit was the same. Because of this fact, the Enterprise Mobility reporting unit was most likely to experience a decline in its fair value below its book value as a result of lower values in the overall market due to the deteriorating macroeconomic environment and the market’s view of its near term impact on the reporting unit. The decline in the fair value of the Mobile Devices reporting unit below its book value was a result of the deteriorating macroeconomic environment, lower than expected revenues and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit’s future cash flow. For the year ended December 31, 2008, the Company determined that the goodwill relating to the Enterprise Mobility and Mobile Devices reporting units was impaired, resulting in a charges of $1.6 billion and $55 million, respectively, in the Enterprise Mobility Solutions and Mobile Devices reportable segments.

15.    Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2010, 2009 and 2008:

	Balance at January 1	Charged to Earnings	Used	Adjustments	Balance at December 31
2010
Reorganization of Businesses	$122	$171	$(153)	$(40)	$100
Allowance for Doubtful Accounts	75	49	(11)	(15)	98
Allowance for Losses on Long-term Receivables	9	3	(2)	(7)	3
Inventory Reserves	673	218	(263)	(83)	545
Warranty Reserves	209	372	(301)	(31)	249
Customer Reserves	321	1,131	(919)	(160)	373
2009
Reorganization of Businesses	$231	$356	$(393)	$(72)	$122
Allowance for Doubtful Accounts	114	27	(44)	(22)	75
Allowance for Losses on Long-term Receivables	7	6	—	(4)	9
Inventory Reserves	622	358	(268)	(39)	673
Warranty Reserves	268	278	(290)	(47)	209
Customer Reserves	496	1,007	(1,021)	(161)	321
2008
Reorganization of Businesses	$187	$349	$(260)	$(45)	$231
Allowance for Doubtful Accounts	99	47	(18)	(14)	114
Allowance for Losses on Long-term Receivables	5	5	—	(3)	7
Inventory Reserves	254	664	(326)	30	622
Warranty Reserves	383	414	(445)	(84)	268
Customer Reserves	782	1,435	(1,347)	(374)	496

Adjustments include translation adjustments.

16.    Quarterly and Other Financial Data (unaudited)*

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$4,195	$4,534	$4,890	$5,663	$4,472	$4,553	$4,336	$4,786
Costs of sales	2,744	2,900	3,110	3,630	3,269	3,182	2,897	3,058

Gross margin	1,451	1,634	1,780	2,033	1,203	1,371	1,439	1,728

Selling, general and administrative expenses	791	822	810	944	782	750	718	808
Research and development expenditures	618	634	637	641	695	634	621	648
Other charges	75	(41)	108	70	221	61	111	184

Operating earnings (loss)	(33)	219	225	378	(495)	(74)	(11)	88

Earnings (loss) from continuing operations**	(9)	49	7	207	(317)	(11)	(90)	51
Net earnings (loss)**	69	162	109	293	(231)	26	12	142
Per Share Data (in dollars)
Continuing Operations:
Basic earnings (loss) per common share	$(0.03)	$0.15	$0.02	$0.62	$(0.97)	$(0.03)	$(0.27)	$0.15
Diluted earnings (loss) per common share	(0.03)	0.15	0.02	0.61	(0.97)	(0.03)	(0.27)	0.15
Net Earnings:
Basic earnings (loss) per common share	0.21	0.49	0.33	0.87	(0.71)	0.08	0.04	0.43
Diluted earnings (loss) per common share	0.21	0.48	0.32	0.86	(0.71)	0.08	0.04	0.43
Dividends declared	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	0.35	—	—	—
Stock prices
High	57.82	54.25	61.18	64.26	34.65	48.65	66.15	65.52
Low	42.28	43.75	45.43	53.55	20.86	29.75	41.37	53.69
*	Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2010 presentation.

**	Amounts attributable to Motorola Solutions, Inc. common shareholders.

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2010. The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Motorola Solutions, Inc.:

We have audited Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorola Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

February 18, 2011

Item 9B: Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola Solutions’ Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit and Legal Committee” of Motorola Solutions’ Proxy Statement.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of Motorola Solutions’ Proxy Statement.

The response to this Item also incorporates by reference the information under the caption “Communications—How Can I Recommend a Director Candidate to the Governance and Nominating Committee?” of Motorola Solutions’ Proxy Statement.

Motorola Solutions has adopted a code of ethics, the Motorola Solutions Code of Business Conduct (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola Solutions’ Internet website, www.motorolasolutions.com/investor, and is available free of charge, upon request to Investor Relations, Motorola Solutions, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorolasolutions.com. Any amendment to, or waiver from, the Code applicable to executive officers will be posted on our Internet website within four business days following the date of the amendment or waiver. Motorola Solutions’ Code of Business Conduct applies to all of the Company’s employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola Solutions—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested for 2010,” “Pension Benefits in 2010,” “Nonqualified Deferred Compensation in 2010,” “Employment Contracts,” and “Termination of Employment and Change in Control Arrangements” of Motorola Solutions’ Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of Motorola Solutions’ Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The response to this Item incorporates by reference the relevant information under the caption “Related Person Transaction Policy and Procedures” and “Which Directors Are Independent” of Motorola Solutions’ Proxy Statement.

Item 14: Principal Accounting Fees and Services

The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” and “Audit and Legal Committee Pre-Approval Policies” of Motorola Solutions’ Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See Part II, Item 8 hereof.

2.	Financial Statement Schedule and Independent Auditors’ Report

All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.10 through 10.74, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:

See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Motorola Solutions, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107, 333-123879, 333-133736, 333-142845, 333-155334 and 333-160137) and S-3 (Nos. 333-76637 and 333-36320) of Motorola Solutions, Inc. of our reports dated February 18, 2011, with respect to the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and the effectiveness of internal control over financial reporting as of December 31, 2010, which reports appear in the December 31, 2010 annual report on Form 10-K of Motorola Solutions, Inc. As discussed in Note 2 to the financial statements, in 2010, the Company adopted revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Chicago, Illinois

February 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
President and Chief Executive Officer

February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN Gregory Q. Brown	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/S/ EDWARD J. FITZPATRICK Edward J. Fitzpatrick	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/S/ JOHN K. WOZNIAK John K. Wozniak	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2011

/S/ DAVID W. DORMAN David W. Dorman	Chairman of the Board	February 18, 2011

/S/ WILLIAM J. BRATTON William J. Bratton	Director	February 18, 2011

/S/ MICHAEL V. HAYDEN Michael V. Hayden	Director	February 18, 2011

/S/ VINCENT J. INTRIERI Vincent J. Intrieri	Director	February 18, 2011

/S/ JUDY C. LEWENT Judy C. Lewent	Director	February 18, 2011

/S/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	February 18, 2011

/S/ DOUGLAS A. WARNER III Douglas A. Warner III	Director	February 18, 2011

/S/ DR. JOHN A. WHITE Dr. John A. White	Director	February 18, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1 (a)	Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009 (incorporated by reference to Exhibit 3(i)(b) to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

3.1 (b)	Certificate of Amendment to the Restated Certificate of Incorporation of Motorola, Inc., effective January 4, 2011, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to Motorola Solutions Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

3.1 (c)	Certificate of Ownership and Merger merging Motorola Name Change Corporation into Motorola, Inc., effective January 4, 2011, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 to Motorola Solutions Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

3.2	Motorola Solutions, Inc. Amended and Restated Bylaws as of November 11, 2009 (incorporated by reference to Exhibit 3.1 to Motorola, Inc.’s Report on Form 8-K filed on November 16, 2009 (File No. 1-7221)).

4.1 (a)	Senior Indenture, dated as of May 1, 1995, between The Bank of New York Trust Company, N.A. (as successor Trustee to JPMorgan Chase Bank (as successor in interest to Bank One Trust Company) and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4.1 (b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola, Inc. and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola Solutions agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Amended and Restated Master Separation and Distribution Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.2	Amended and Restated Intellectual Property Assignment Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)) .

10.3	Amended and Restated Intellectual Property License Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).

10.4	Amended and Restated Exclusive License Agreement between Motorola Trademark Holdings, LLC and Motorola, Inc. effective as of July 30, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc. (File No. 1-34805)).

Exhibit No.	Exhibit
10.5	Tax Sharing Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

*10.6	Transition Services Agreement—Motorola Mobility Provided Services among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011.

*10.7	Transition Services Agreement—Motorola Solutions Provided Services among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011.

10.8	Amended and Restated Employee Matters Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Form 10 Registration Statement filed on October 8, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

*10.9	SpinCo Contribution Agreement by and between Motorola, Inc. and Motorola Mobility Holdings, Inc. effective as of January 3, 2011.

*10.10	Motorola Solutions Omnibus Incentive Plan of 2006, as amended and restated January 4, 2011.

*10.11	Form of Motorola Solutions Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011.

10.12	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from August 1, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.1 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.13	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from May 6, 2008 to August 1, 2009 (incorporated by reference to Exhibit 10.54 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.14	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 11, 2007 to May 4, 2008 (incorporated by reference to Exhibit 10.37 to Motorola Inc.’s Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).

*10.15	Form of Motorola Solutions Stock Option Consideration Agreement for grants on or after January 4, 2011.

10.16	Form of Motorola, Inc. Stock Option Consideration Agreement for grants from May 6, 2008 to January 3, 2011 (incorporated by reference to Exhibit 10.56 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.17	Form of Motorola, Inc. Stock Option Consideration Agreement for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.4 to Motorola Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

*10.18	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after January 4, 2011.

Exhibit No.	Exhibit
10.19	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, for grants from May 5, 2010 to January 3, 2011 (incorporated by reference to Exhibit 10.2 to Motorola Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 1-27221)).

10.20	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from August 1, 2009 to May 4, 2010 (incorporated by reference to Exhibit 10.2 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.21	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from January 1, 2009 to July 31, 2009 (incorporated by reference to Exhibit No. 10.4 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.22	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from May 6, 2008 to January 1, 2009 (incorporated by reference to Exhibit 10.55 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.23	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.3 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

*10.24	Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown.

*10.25	Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011.

10.26	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.13 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

*10.27	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006.

10.28	Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from May 7, 2009 to January 3, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.14 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.29	Motorola, Inc. Award Document for the Motorola Solutions Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting) (incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.30	Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 31, 2008 to May 6, 2009 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

Exhibit No.	Exhibit
*10.31	Form of Motorola Solutions, Inc. Restricted Stock Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown.

*10.32	Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011.

10.33	Form of Restricted Stock Unit Award Agreement for Gregory Q. Brown, granted March 6, 2006 under the Motorola, Inc. Omnibus Incentive Plan of 2002, as amended, effective September 22, 2010 (incorporated by reference to Exhibit 10.7 to Motorola, Inc.’s Report on Form 10-Q for the fiscal quarter ended October 2, 2010 (File No. 1-7221)).

10.34	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006, for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.15 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.35	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants from January 31, 2008 to May 7, 2009 (incorporated by reference to Exhibit No. 10.11 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.36	Amendment approved on November 10, 2009 to the form of Motorola, Inc. Restricted Stock Unit Award Agreements described herein as Exhibits 10.22, 10.23, 10.33, 10.35, 10.48 and 10.49 (incorporated by reference to Exhibit 10.17 to Motorola, Inc.’s Annual Report for the fiscal year ended December 31, 2009 (File No. 1-7221)).

*10.37	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006 for acquisitions on or after January 4, 2011.

10.38	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

*10.39	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 4, 2011.

10.40	Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.41	Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.6 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.42	Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.7 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.43	Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

Exhibit No.	Exhibit
10.44	Motorola Compensation/Acquisition Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.45	Motorola Amended and Restated Incentive Plan of 1998, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.46	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.47	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 for grants on or after May 2, 2005 (incorporated by reference to Exhibit 10.46 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

10.48	Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.49	Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.34 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.50	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003 or any successor plan, for acquisitions from January 1, 2006 to February 11, 2007 (incorporated by reference to Exhibit No. 10.25 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-7221)).

10.51	Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.52	2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).

10.53	Motorola Long-Range Incentive Plan (LRIP) of 2006 (as amended and restated as of July 28, 2008) (incorporated by reference to Exhibit 10.37 to Motorola, Inc.’s Form 10-Q for the fiscal quarter ended September 27, 2008 (File No. 1-7221)).

10.54	Motorola Long Range Incentive Plan (LRIP) of 2009 (as amended and restated as of July 26, 2010) (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on July 30, 2010 (File No. 1-7221)).

10.55	Motorola Elected Officers Supplementary Retirement Plan, as amended through May 8, 2007 (incorporated by reference to Exhibit No. 10.29 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

10.56	First Amendment to the Motorola Elected Officers Supplementary Retirement Plan, adopted December 15, 2008 (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on December 17, 2008 (File No. 1-7221)).

Exhibit No.	Exhibit
*10.57	Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011.

10.58	Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on January 31, 2011 (File No. 1-7221)).

10.59	Motorola Solutions, Inc. Legacy Senior Officer Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit No. 10.2 to Motorola Solutions Current Report on Form 8-K filed on January 31, 2011 (File No. 1-7221)).

*10.60	Motorola Solutions, Inc. 2011 Executive Severance Plan.

*10.61	Motorola Solutions, Inc. Legacy Amended and Restated Executive Severance Plan.

10.62	Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.63	Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated ” of Motorola Solutions’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2011 (“Motorola Solutions Proxy Statement”)).

10.64	Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions Proxy Statement and to Exhibit 10.57 to Motorola, Inc.’s Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221).

10.65	Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.66	Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.67	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.68	Employment Agreement dated August 4, 2008 by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).

10.69	Amendment made on December 15, 2008 to the Employment Agreement dated August 4, 2008 by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit No. 10.52 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.70	Second Amendment dated February 11, 2010 to the Employment Agreement dated August 4, 2008, as amended, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on form 8-K filed on February 16, 2010 (File No. 1-7221)).

10.71	Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc. (As Amended January 30, 2008) (incorporated by reference to Exhibit 10.48 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

Exhibit No.	Exhibit
10.72	Employment Offer Letter between Motorola, Inc., and Daniel M. Moloney, effective as of July 30, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.73	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.11 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.74	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.12 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.75	Revolving Credit Agreement dated as of January 4, 2011 among Motorola Solutions, JP Morgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Motorola Solutions, Inc.

23	Consent of Independent Registered Public Accounting Firm, see page 126 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.