Form 10-Q
period 2011-04-02
Motorola Solutions, Inc.
filed 2011-05-02
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 2, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 2, 2011:

Class	Number of Shares
Common Stock; $.01 Par Value	339,529,896

Part I—Financial Information

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2011	April 3, 2010
Net sales from products	$1,424	$1,291
Net sales from services	460	449
Net sales	1,884	1,740
Costs of product sales	656	594
Costs of services sales	286	293
Costs of sales	942	887
Gross margin	942	853
Selling, general and administrative expenses	468	454
Research and development expenditures	249	258
Other charges	55	21
Operating earnings	170	120
Other income (expense):
Interest expense, net	(20)	(33)
Gain on sales of investments and businesses, net	18	7
Other	5	15
Total other income (expense)	3	(11)
Earnings from continuing operations before income taxes	173	109
Income tax expense (benefit)	(186)	13
Earnings from continuing operations	359	96
Earnings (loss) from discontinued operations, net of tax	132	(28)
Net earnings	491	68
Less: Loss attributable to noncontrolling interests	(6)	(1)
Net earnings attributable to Motorola Solutions, Inc.	$497	$69
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$365	$97
Earnings (loss) from discontinued operations, net of tax	132	(28)
Net earnings	$497	$69
Earnings (loss) per common share:
Basic:
Continuing operations	$1.08	$0.29
Discontinued operations	0.39	(0.08)

	$1.47	$0.21

Diluted:
Continuing operations	$1.06	$0.29
Discontinued operations	0.38	(0.08)

	$1.44	$0.21

Weighted average common shares outstanding:
Basic	337.4	330.8
Diluted	344.2	334.5

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions, except par value amounts)	April 2, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,764	$4,208
Sigma Fund and short-term investments	3,455	4,655
Accounts receivable, net	1,406	1,547
Inventories, net	521	521
Deferred income taxes	911	871
Other current assets	751	748
Current assets held for disposition	1,053	4,604

Total current assets	10,861	17,154

Property, plant and equipment, net	915	922
Sigma Fund	29	70
Investments	166	172
Deferred income taxes	1,984	1,920
Goodwill	1,429	1,429
Other assets	720	734
Non-current assets held for disposition	456	3,176

Total assets	$16,560	$25,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$605	$605
Accounts payable	560	731
Accrued liabilities	2,793	2,574
Current liabilities held for disposition	946	4,800

Total current liabilities	4,904	8,710

Long-term debt	2,093	2,098
Other liabilities	3,011	3,045
Non-current liabilities held for disposition	146	737
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 4/02/11—340.5; 12/31/10—337.2
Outstanding shares: 4/02/11—339.5; 12/31/10—336.3
Additional paid-in capital	7,950	8,644
Retained earnings	497	4,460
Accumulated other comprehensive loss	(2,140)	(2,222)

Total Motorola Solutions, Inc. stockholders’ equity	6,310	10,885
Non-controlling interests	96	102

Total stockholders’ equity	6,406	10,987

Total liabilities and stockholders’ equity	$16,560	$25,577

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Motorola Solutions, Inc. Stockholders Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Non-controlling Interests	Comprehensive Earnings
Balances at December 31, 2010	337.2	$8,647	$12	$(126)	$(2,108)	$—	$4,460	$102
Net earnings (loss)							497	(6)	$491
Foreign currency translation adjustments, net of tax of $(3)				50					50
Amortization of retirement benefit adjustments, net of tax of $18					32				32
Issuance of common stock and stock options exercised	3.3	80
Excess tax benefit from stock-based compensation		7
Share-based compensation expense		48
Net gain on derivative instruments, net of tax of $2						—			—
Distribution of Motorola Mobility		(827)	(9)	1	8		(4,460)
Reclassification of share-based awards from equity to liability		(2)
Balances at April 2, 2011	340.5	$7,953	$3	$(75)	$(2,068)	$—	$497	$96	$573

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
(In millions)	April 2, 2011	April 3, 2010
Operating
Net earnings attributable to Motorola Solutions, Inc.	$497	$69
Loss attributable to noncontrolling interests	(6)	(1)

Net earnings	491	68
Earnings (loss) from discontinued operations	132	(28)

Earnings from continuing operations	359	96
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	91	87
Non-cash other income	(8)	(32)
Share-based compensation expense	39	33
Gain on sales of investments and businesses, net	(18)	(7)
Deferred income taxes	(114)	18
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	175	195
Inventories	(10)	(15)
Other current assets	(13)	(70)
Accounts payable and accrued liabilities	(221)	(197)
Other assets and liabilities	(49)	(49)

Net cash provided by operating activities from continuing operations	231	59
Investing
Acquisitions and investments, net	—	(3)
Proceeds from sales of investments and businesses, net	52	18
Capital expenditures	(27)	(37)
Proceeds from sales of property, plant and equipment	1	27
Proceeds from sales (purchases) of Sigma Fund investments, net	1,241	(116)
Purchases of short-term investments, net	—	(4)

Net cash provided by (used for) investing activities from continuing operations	1,267	(115)
Financing
Repayment of short-term borrowings, net	—	(4)
Repayment of debt	—	(1)
Contribution to Motorola Mobility	(3,200)	—
Issuance of common stock	70	63
Distribution from discontinued operations	211	398

Net cash provided by (used for) financing activities from continuing operations	(2,919)	456
Discontinued Operations
Net cash provided by operating activities from discontinued operations	191	424
Net cash used for investing activities from discontinued operations	(6)	(49)
Net cash used for financing activities from discontinued operations	(211)	(398)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	26	23

Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(23)	(81)
Net increase (decrease) in cash and cash equivalents	(1,444)	319
Cash and cash equivalents, beginning of period	4,208	2,869
Cash and cash equivalents, end of period	$2,764	$3,188
Cash Flow Information
Cash paid during the period for:
Interest, net	$16	$20
Income taxes, net of refunds	16	44

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements as of April 2, 2011 and for the three months ended April 2, 2011 and April 3, 2010, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the consolidated financial position, results of operations and cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended April 2, 2011 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

Changes in Presentation

Networks Transaction

On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) (the “Transaction”). On April 13, 2011, the Company announced that it and NSN amended this agreement to, among other things, reduce the cash portion of the purchase price from $1.2 billion to $975 million. On April 29, 2011, the Company completed the Transaction, as amended. Based on the terms and conditions of the amended sale agreement, certain assets including $150 million of accounts receivable and the Company’s iDEN infrastructure business were excluded from the Transaction. The results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations for all periods presented. Certain Corporate and general costs which have historically been allocated to the Networks business will remain with the Company after the sale of the Networks business.

Motorola Mobility Distribution

On January 4, 2011, the distribution by the Company of all the common stock of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) was completed (the “Distribution”). The stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of the Company’s common stock held as of the record date. Immediately following the Distribution, the Company changed its name to Motorola Solutions, Inc. The Distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented.

Reverse Stock Split and Name Change

On November 30, 2010, Motorola Solutions announced the timing and details regarding the Distribution and the approval of a reverse stock split at a ratio of 1-for-7. On January 4, 2011, immediately following the Distribution of Motorola Mobility common stock, the Company completed a 1-for-7 reverse stock split (“the Reverse Stock Split”) and changed its name to Motorola Solutions, Inc. All consolidated per share information presented gives effect to the Reverse Stock Split.

Change in Segmentation

Following the Distribution, Motorola Solutions reports financial results for the following two segments:

•

Government: Our government segment includes sales from two-way radios and public safety systems. Service revenues included in the government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks.

•

Enterprise: Our enterprise segment includes sales of enterprise mobile computing devices, scanning devices, wireless broadband systems, RFID data capture solutions and iDEN infrastructure. Service revenues included in the enterprise segment are primarily maintenance contracts associated with the above products.

2.	Discontinued Operations

During the three months ended April 2, 2011, the activity from discontinued operations substantially relates to the operations of the Networks business. During the three months ended April 3, 2010, the activity from discontinued operations relates to the operations of Motorola Mobility and the Networks business. The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the three months ended April 2, 2011 and April 3, 2010.

Three Months Ended	April 2, 2011	April 3, 2010
Net sales	$848	$3,330
Operating earnings (loss)	204	(44)
Earnings (loss) before income taxes	199	(46)
Income tax expense (benefit)	67	(20)
Earnings (loss) from discontinued operations, net of tax	132	(28)

The assets and liabilities of the Networks business, as well as the assets and liabilities of the previously disposed businesses recorded by the Company prior to the closing of the underlying transactions, are reported as assets and liabilities held for disposition in the applicable periods presented.

At April 2, 2011, the assets and liabilities held for disposition substantially relate to the assets and liabilities of the Networks business. At December 31, 2010, the assets and liabilities held for disposition relate to the assets and liabilities of Motorola Mobility and the Networks business. The following table displays a summary of the assets and liabilities held for disposition as of April 2, 2011 and December 31, 2010.

	April 2, 2011	December 31, 2010
Assets
Accounts receivable, net	$571	$2,072
Inventories, net	138	1,040
Other current assets	344	1,492
Property, plant and equipment, net	206	1,013
Investments	8	145
Goodwill	108	1,504
Other assets	134	514

	$1,509	$7,780

Liabilities
Accounts payable	$247	$2,060
Accrued liabilities	699	2,740
Other liabilities	146	737

	$1,092	$5,537

3.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings consist of the following:

Three Months Ended	April 2, 2011	April 3, 2010
Other charges (income):
Amortization of intangible assets	$50	$51
Reorganization of business charges	5	—
Environmental reserve charge	—	(1)
Legal settlement	—	(29)

	$55	$21

Other Income (Expense)

Interest expense, net, and Other, both included in Other income (expense), consist of the following:

Three Months Ended	April 2, 2011	April 3, 2010
Interest income (expense), net:
Interest expense	$(34)	$(60)
Interest income	14	27

	$(20)	$(33)

Other:
Foreign currency gain	$5	$7
Investment impairments	(3)	(9)
Gain on Sigma Fund investments	—	16
Other	3	1

	$5	$15

Earnings Per Common Share

The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Three Months Ended	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Basic earnings per common share:
Earnings	$365	$97	$497	$69
Weighted average common shares outstanding	337.4	330.8	337.4	330.8

Per share amount	$1.08	$0.29	$1.47	$0.21

Diluted earnings per common share:
Earnings	$365	$97	$497	$69

Weighted average common shares outstanding	337.4	330.8	337.4	330.8
Add effect of dilutive securities:
Share-based awards and other	6.8	3.7	6.8	3.7

Diluted weighted average common shares outstanding	344.2	334.5	344.2	334.5

Per share amount	$1.06	$0.29	$1.44	$0.21

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended April 2, 2011, the assumed exercise of 9.5 million stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended April 3, 2010, the assumed exercise of 18.7 million stock options and the assumed vesting of 0.2 million restricted stock units were excluded because their inclusion would have been antidilutive.

Upon the completed divestiture of the Networks business on April 29, 2011, approximately 1.4 million unvested RSUs and 0.2 million unvested stock options were cancelled.

Balance Sheet Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.8 billion and $4.2 billion at April 2, 2011 and December 31, 2010, respectively. Of these amounts, $65 million and $226 million, respectively, were restricted. The decrease in the Company’s cash and cash equivalents from December 31, 2010 to April 2, 2011 is reflective of the Company’s contribution of $3.2 billion of cash and cash equivalents to Motorola Mobility, which included $160 million of restricted cash.

Sigma Fund

The Sigma Fund consists of the following:

	April 2, 2011		December 31, 2010
Fair Value	Current	Non-current	Current	Non-Current
Cash	$616	$—	$2,355	$—
Securities:
U.S. government and agency obligations	2,829	—	2,291	—
Corporate bonds	—	21	—	58
Asset-backed securities	1	—	—	1
Mortgage-backed securities	—	8	—	11

	$3,446	$29	$4,646	$70

During the three months ended April 2, 2011, the Company recorded de minimus losses on Sigma Fund investments, compared to gains of $16 million during the three months ended April 3, 2010, in Other income (expense) in the condensed consolidated statement of operations.

Investments

Investments consist of the following:

	Recorded Value		Less
April 2, 2011	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Certificates of deposit	$6	$—	$—	$—	$6
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	15	—	—	15
Corporate bonds	3	12	—	—	15
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	12	4	—	8

	9	42	4	—	47
Other securities, at cost	—	106	—	—	106
Equity method investments	—	18	—	—	18

	$9	$166	$4	$—	$171

	Recorded Value		Less
December 31, 2010	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Certificates of deposit	$7	$—	$—	$—	$7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	—	17
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	12	4	—	8

	9	43	4	—	48
Other securities, at cost	—	113	—	—	113
Equity method investments	—	16	—	—	16

	$9	$172	$4	$—	$177

During the three months ended April 2, 2011 and April 3, 2010, the Company recorded investment impairment charges of $3 million and $9 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to common stock and equivalents and other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Accounts Receivable, Net

Accounts receivable, net, consists of the following:

	April 2, 2011	December 31, 2010
Accounts receivable	$1,452	$1,596
Less allowance for doubtful accounts	(46)	(49)

	$1,406	$1,547

Inventories, Net

Inventories, net, consist of the following:

	April 2, 2011	December 31, 2010
Finished goods	$390	$386
Work-in-process and production materials	289	292

	679	678
Less inventory reserves	(158)	(157)

	$521	$521

Other Current Assets

Other current assets consist of the following:

	April 2, 2011	December 31, 2010
Costs and earnings in excess of billings	$294	$291
Contract-related deferred costs	172	160
Tax-related refunds receivable	113	116
Other	172	181

	$751	$748

Property, Plant and Equipment, Net

Property, plant and equipment, net, consists of the following:

	April 2, 2011	December 31, 2010
Land	$76	$71
Building	814	804
Machinery and equipment	2,079	2,094

	2,969	2,969
Less accumulated depreciation	(2,054)	(2,047)

	$915	$922

Depreciation expense for the three months ended April 2, 2011 and April 3, 2010 was $40 million and $36 million, respectively.

Other Assets

Other assets consist of the following:

	April 2, 2011	December 31, 2010
Long-term receivables, net of allowances of $1 in both periods	$287	$251
Intangible assets, net of accumulated amortization of $997 and $947	196	246
Other	237	237

	$720	$734

Accrued Liabilities

Accrued liabilities consist of the following:

	April 2, 2011	December 31, 2010
Deferred revenue	$741	$746
Compensation	524	558
Distribution-related obligation	300	—
Billings in excess of costs and earnings	243	226
Tax liabilities	120	179
Customer reserves	103	117
Other	762	748

	$2,793	$2,574

As part of the Distribution of Motorola Mobility, the Company has an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary.

Other Liabilities

Other liabilities consist of the following:

	April 2, 2011	December 31, 2010
Defined benefit plans, including split dollar life insurance policies	$2,061	$2,113
Postretirement health care benefit plan	283	277
Deferred revenue	273	274
Unrecognized tax benefits	72	70
Other	322	311

	$3,011	$3,045

Stockholders’ Equity

As a result of the Distribution on January 4, 2011, certain equity balances were transferred by the Company to Motorola Mobility including: (i) $1 million in Foreign currency translation adjustments, net of tax of a de minimus amount, (ii) $9 million in Fair value adjustments to available for sale securities, net of tax of $5 million, and (iii) $8 million in Retirement benefit adjustments, net of tax of $4 million. The distribution of net assets and these equity balances were effected by way of a pro rata dividend to Motorola Solutions stockholders, which reduced retained earnings and additional paid in capital by $5.3 billion.

4.	Credit Facilities

During the three months ended April 2, 2011, the Company terminated its $1.5 billion domestic syndicated revolving credit facility scheduled to mature December 2011 and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 2, 2011. The Company has no outstanding borrowings under the 2011 Motorola Solutions Credit Agreement.

5.	Risk Management

Derivative Financial Instruments

Foreign Currency Risk

At April 2, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.5 billion outstanding at December 31, 2010. The decrease in outstanding contracts is primarily related to the Distribution of Motorola Mobility. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2011	December 31, 2010
Chinese Renminbi	$(600)	$(409)
Euro	(137)	(249)
Israeli Shekel	40	(5)
Malaysian Ringgit	47	64
British Pound	128	185

Interest Rate Risk

At April 2, 2011, the Company has $2.7 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company’s European subsidiaries has an outstanding interest rate agreement (“Interest Agreement”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest payments from variable to fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement is included in Other income (expense) in the Company’s condensed consolidated statements of operations. At April 2, 2011, the fair value of the Interest Agreement put the Company in a liability position of $2 million, compared to a liability position of $3 million at December 31, 2010.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of April 2, 2011, the Company was exposed to an aggregate credit risk of approximately $4 million with all counterparties.

The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company, including amounts included in held for disposition, at April 2, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Assets		Liabilities
April 2, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	Other assets	2	Other liabilities
Interest agreement contracts	—	Other assets	2	Other liabilities

Total derivatives not designated as hedging instruments	2		4

Total derivatives	$5		$4

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	15	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	4		18

Total derivatives	$5		$18

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations, including amounts related to discontinued operations, for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended		Statement of Operations Location
Gain (Loss) on Derivative Instruments	April 2, 2011	April 3, 2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$(2)	$(4)	Other income (expense)
Foreign exchange contracts	(7)	9	Other income (expense)

Total derivatives not designated as hedging instruments	$(9)	$5

The following table summarizes the gains and losses recognized in the condensed consolidated financial statements, including amounts related to discontinued operations, for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	April 2, 2011	April 3, 2010
Derivatives in cash flow hedging relationships:
Gain recognized in Accumulated other comprehensive loss (effective portion)	$3	$2	Accumulated other comprehensive loss
Gain reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	1	—	Cost of sales/Sales

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s Sigma Fund, available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s condensed consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments’ fair values.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 2, 2011 was $2.8 billion, compared to a face value of $2.7 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.	Income Taxes

At April 2, 2011 and December 31, 2010, the Company had valuation allowances of $260 million and $502 million, respectively, including $193 million and $187 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the three months ended April 2, 2011, the Company reassessed its valuation allowance requirements taking into consideration the Distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. As a result, the Company recorded a $244 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets. The U.S. valuation allowance as of April 2, 2011 relates primarily to state tax carryforwards and future capital losses related to certain investments. The Company believes the remaining deferred tax assets are more-likely-than-not to be realized based on estimates of future taxable income and the implementation of tax planning strategies. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was adjusted primarily for exchange rate variances and current year activity.

The Company had unrecognized tax benefits of $202 million and $198 million, at April 2, 2011 and December 31, 2010, respectively, of which approximately $130 million and $20 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

Based on the potential outcome of the Company’s global tax examinations or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $125 million tax benefit, with cash payments in the range of $0 to $100 million.

The Company has audits pending in several tax jurisdictions. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s results of operations in the periods in which the matters are ultimately resolved.

7.	Retirement Benefits

Pension Benefit Plans

The net periodic pension costs for the U.S. Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”) and Non-U.S. plans were as follows:

	April 2, 2011			April 3, 2010
Three Months Ended	U.S. Regular Pension	Officers’ and MSPP	Non U.S.	U.S. Regular Pension	Officers’ and MSPP	Non U.S.
Service cost	$—	$—	$6	$—	$—	$6
Interest cost	87	1	18	86	1	27
Expected return on plan assets	(98)	—	(20)	(95)	—	(28)
Amortization of:
Unrecognized net loss	47	1	3	38	1	6
Unrecognized prior service cost	—	—	(2)	—	—	(1)
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$36	$3	$5	$29	$3	$10

During the three months ended April 2, 2011, contributions of $20 million were made to the Company’s Non-U.S. plans and contributions of $50 million were made to the Company’s U.S. Regular Pension Plan.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

Three Months Ended	April 2, 2011	April 3, 2010
Service cost	$1	$2
Interest cost	6	6
Expected return on plan assets	(4)	(4)
Amortization of:
Unrecognized net loss	3	3
Unrecognized prior service cost	—	(1)

Net postretirement health care expense	$6	$6

The Company made no contributions to its postretirement healthcare fund during the three months ended April 2, 2011.

8.	Share-Based Compensation Plans

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

Three Months Ended	April 2, 2011	April 3, 2010
Share-based compensation expense included in:
Costs of sales	$3	$4
Selling, general and administrative expenses	29	19
Research and development expenditures	7	10

Share-based compensation expense included in Operating earnings (loss)	39	33
Tax benefit	11	10

Share-based compensation expense, net of tax	$28	$23
Decrease in basic earnings per share	$(0.08)	$(0.07)
Decrease in diluted earnings per share	$(0.08)	$(0.07)
Share-based compensation expense in discontinued operations	$9	$39

For the three months ended April 2, 2011, the Company granted 0.6 million shares of restricted stock and RSUs and 2.6 million stock options. The total compensation expense related to the shares of restricted stock and RSUs was $23.6 million, net of estimated forfeitures. The total compensation expense related to stock options was $29.3 million, net of estimated forfeitures. The expense will be recognized over a weighted average vesting period of 3 years.

Following the completion of the Distribution on January 4, 2011, 3.8 million unvested RSUs and 8.0 million stock options held by the employees of Motorola Mobility were cancelled.

All RSUs and stock options remaining with Motorola Solutions after the Distribution were adjusted to reflect the Distribution and the Reverse Stock Split. The number of shares covered by, and the exercise price of, all vested and unvested stock options was adjusted to reflect the change in the Company’s stock price immediately following the Distribution and Reverse Stock Split by:

•	Multiplying the number of shares subject to each stock option grant by .238089 (“the Motorola Adjustment Factor”) and rounding down to the next whole share; and

•	Dividing the exercise price per share for each such stock option grant by the Motorola Adjustment Factor and rounding up to the penny.

The number of RSUs immediately following the Distribution and Reverse Stock Split was calculated by multiplying the number of shares subject to each such grant by the Motorola Adjustment Factor and rounding down to the next whole share.

Upon the completed divestiture of the Networks business on April 29, 2011, approximately 1.4 million unvested RSUs and 0.2 million unvested stock options were cancelled.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 2, 2011 and December 31, 2010 were as follows:

April 2, 2011	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,829	$—	$2,829
Corporate bonds	—	—	21	21
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	7	—	7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	15	—	15
Corporate bonds	—	12	—	12
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	3	9	—	12
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	2	—	2
Interest agreement derivative contracts	—	2	—	2
*	Includes amounts included in held for disposition.

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,291	$—	$2,291
Corporate bonds	—	43	15	58
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	11	—	11
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	2	10	—	12
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	15	—	15
Interest agreement derivative contracts	—	3	—	3
*	Includes amounts included in held for disposition.

The following table summarizes the changes in fair value of our Level 3 assets:

Three Months Ended	April 2, 2011	April 3, 2010
Beginning balance	$15	$19
Transfers to Level 3	21	—
Payments received	(18)	(1)
Gains on Sigma Fund investments included in Other income (expense)	3	4

Ending balance	$21	$22

At April 2, 2011, the Company had $485 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

10.	Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	April 2, 2011	December 31, 2010
Long-term receivables	$312	$265
Less allowance for losses	(1)	(1)

	311	264
Less current portion	(24)	(13)

Non-current long-term receivables, net	$287	$251

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

The Company had outstanding commitments to provide long-term financing to third parties totaling $154 million at April 2, 2011, compared to $333 million at December 31, 2010 (including $22 million and $168 million at April 2, 2011 and December 31, 2010, respectively, relating to the Networks business). Of these amounts, $1 million was supported by letters of credit or by bank commitments to purchase long-term receivables at April 2, 2011, compared to $27 million at December 31, 2010 (including no amounts at April 2, 2011 and $25 million at December 31, 2010, relating to the Networks business). The Company will retain the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled approximately $287 million at April 2, 2011 and is included in Long-term receivables reported in the table above.

The Company had committed to provide financial guarantees relating to customer financing facilities totaling $8 million at April 2, 2011, compared to $10 million at December 31, 2010 (including $4 million and $6 million at April 2, 2011 and December 31, 2010, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $1 million at both April 2, 2011 and December 31, 2010 (including de minimus amounts at both April 2, 2011 and December 31, 2010, respectively, relating to the sale of short-term receivables).

Sales of Receivables

As of April 2, 2011, the Company had a $200 million revolving receivable sales facility, maturing June 2011, for the sale of accounts receivable, which was fully available. At December 31, 2010, the Company had a $200 million committed revolving credit facility for the sale of accounts receivable, which was fully available. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. The Company had no significant committed facilities for the sale of long-term receivables at April 2, 2011 or at December 31, 2010.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three months ended April 2, 2011 and April 3, 2010:

Three Months Ended	April 2, 2011	April 3, 2010
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$13	$64
Long-term receivables sales proceeds	6	3

Total proceeds from one-time sales	19	67
Cumulative quarterly proceeds received from sales under committed facilities	—	54

Total proceeds from receivables sales	$19	$121

At April 2, 2011, the Company retained servicing obligations for $305 million of sold accounts receivables and $274 million of long-term receivables, compared to $329 million of accounts receivables and $277 million of long-term receivables at December 31, 2010.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses

An aging analysis of financing receivables at April 2, 2011 and December 31, 2010 is as follows:

April 2, 2011	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	82	—	—	—
Commercial loans unsecured	216	—	—	—

Total long-term receivables	$312	$—	$—	$—

December 31, 2010	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$16	$—	$—	$—
Commercial loans and leases secured	67	1	—	—
Commercial loans unsecured	182	—	—	—

Total long-term receivables	$265	$1	$—	$—

The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned and comparable to the rating systems utilized by independent rating agencies.

The Company policy for valuing the allowance for credit losses is on an individual review basis. All customer financing receivables with past due balances greater than 90 days are reviewed for collectability. The value of impairment is calculated based on the net present value of anticipated future cash streams from the customer.

11.	Commitments and Contingencies

Legal

The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s results of operations in the periods in which the matters are ultimately resolved.

Other

The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $251 million, of which the Company accrued $8 million at April 2, 2011 for potential claims under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against first parties for certain payments made by the Company.

In addition, pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

12.	Segment Information

The following table summarizes the Net sales and Operating earnings by segment:

	Net Sales		Operating Earnings
Three Months Ended	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Government	$1,189	$1,132	$104	$92
Enterprise	695	608	66	28

	$1,884	$1,740

Operating earnings			170	120
Total other income (expense)			3	(11)

Earnings from continuing operations before income taxes			$173	$109

13.	Reorganization of Businesses

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

2011 Charges

During the three months ended April 2, 2011, the Company recorded net reorganization of business charges of $8 million, including $3 million of charges in Costs of sales and $5 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $8 million are charges of $9 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

Three Months Ended	April 2, 2011
Government	$8
Enterprise	—

$8

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to April 2, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at April 2, 2011
Exit costs	$17	$—	$—	$—	$17
Employee separation costs	50	9	(1)	(14)	44

	$67	$9	$(1)	$(14)	$61

Exit Costs

At January 1, 2011, the Company had an accrual of $17 million for exit costs attributable to lease terminations. During the first quarter of 2011, the activity relating to exit cost was de minimus. The remaining accrual of $17 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 2, 2011, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $50 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2010, and

(ii) approximately 1,000 employees who began receiving payments in 2011. The 2011 additional charges of $9 million represent severance costs for approximately an additional 100 employees, of whom substantially all were indirect employees. The adjustments of $1 million reflects reversals of accruals no longer needed.

During the first three months of 2011, approximately 400 employees, of whom substantially all were indirect employees, were separated from the Company. The $14 million used in 2011 reflects cash payments to separated employees. The remaining accrual of $44 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 2, 2011, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 100 employees to be separated in 2011.

2010 Charges

During the first three months of 2010, approximately 200 employees, of whom substantially all were indirect employees, were separated from the Company, resulting in charges of $6 million. These charges were offset by adjustments of $6 million for accruals not used. During the first three months of 2010, $2 million of cash was used to reduce the liabilities. At April 3, 2010, the Company had accruals of $12 million and $17 million, for exit costs attributable to lease terminations and employee separation costs, respectively.

14.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	April 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$642	$565	$642	$532
Patents	277	224	277	211
Customer-related	148	95	148	90
Licensed technology	25	18	25	18
Other intangibles	101	95	101	96

	$1,193	$997	$1,193	$947

Amortization expense on intangible assets was $50 million and $51 million for the three months ended April 2, 2011 and April 3, 2010, respectively. As of April 2, 2011, annual amortization expense is estimated to be $181 million in 2011, $39 million in 2012, $19 million in 2013, $2 million in 2014 and $2 million in 2015.

Amortized intangible assets, excluding goodwill, by segment:

	April 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$ 140	$131	$ 140	$130
Enterprise	1,053	866	1,053	817

	$1,193	$997	$1,193	$947

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2011 to April 2, 2011:

	Government	Enterprise	Total
Balances as of January 1, 2011:
Aggregate goodwill acquired	$350	$2,643	$2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,079	$1,429
Goodwill acquired	—	—	—
Balances as of April 2, 2011:
Aggregate goodwill acquired	$350	$2,643	$2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,079	$1,429

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the condensed consolidated financial statements of Motorola Solutions, Inc (“Motorola Solutions” or the “Company”) for the three months ended April 2, 2011 and April 3, 2010, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Recent Developments

On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) (the “Transaction”). On April 13, 2011, the Company announced that it and NSN amended this agreement to, among other things, reduce the cash portion of the purchase price from $1.2 billion to $975 million. On April 29, 2011, the Company completed the Transaction, as amended. Based on the terms and conditions of the amended sale agreement, certain assets including $150 million of accounts receivable and the Company’s iDEN infrastructure business are excluded from the Transaction. A significant amount of the cash proceeds will be received in the U.S. We expect the cash proceeds, including the $150 million of accounts receivable to be collected after-close, to be approximately $1.0 billion, net of taxes, assignment fees and other transaction-related fees and expenses. The results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations for all periods presented.

On January 4, 2011, the distribution by the Company of all the common stock of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) was completed (the “Distribution”). Immediately following the Distribution, the Company changed its name from Motorola, Inc. to Motorola Solutions, Inc. The equity distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented.

Reporting Segments

As of the first quarter of 2011, Motorola Solutions will now report financial results for the following two segments:

•

Government: Our government segment includes sales from two-way radios and public safety systems. Service revenues included in the government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks. In the first quarter of 2011, the segment’s net sales were $1.2 billion, representing 63% of the Company’s consolidated net sales.

•

Enterprise: Our enterprise segment includes sales of enterprise mobile computing devices, scanning devices, wireless broadband systems, RFID data capture solutions and iDEN infrastructure. Service revenues included in the enterprise segment are primarily maintenance contracts associated with the above products. In the first quarter of 2011, the segment’s net sales were $695 million, representing 37% of the Company’s consolidated net sales.

First Quarter Summary

•	Our net sales were $1.9 billion in the first quarter of 2011, up 8% compared to net sales of $1.7 billion in the first quarter of 2010.

•

We had operating earnings of $170 million in the first quarter of 2011, compared to operating earnings of $120 million in the first quarter of 2010. Operating margin was 9.0% of net sales in the first quarter of 2011, compared to 6.9% of net sales in the first quarter of 2010.

•

We had earnings from continuing operations, net of tax, of $365 million, or $1.06 per diluted common share, in the first quarter of 2011, compared to earnings from continuing operations, net of tax, of $97 million, or $0.29 per diluted common share, in the first quarter of 2010. The increase in earnings from continuing operations, net of tax, was primarily driven by a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets.

•	We generated cash from operating activities of $231 million in the first quarter of 2011, compared to $59 million in the first quarter of 2010.

Highlights for each of our segments are as follows:

•

Government: Net sales were $1.2 billion in the first quarter of 2011, an increase of 5% compared to net sales of $1.1 billion in the first quarter of 2010. On a geographic basis, net sales increased in North America, Latin America and Asia and decreased in the Europe, Middle East and Africa region (“EMEA”) compared to the year-ago quarter.

•

Enterprise: Net sales were $695 million in the first quarter of 2011, an increase of 14% compared to net sales of $608 million in the first quarter of 2010. On a geographic basis, net sales increased in all regions compared to the year-ago quarter.

Looking Forward

Our Government segment remains resilient with continued growth in the first quarter. Although the government budget environment remains challenging in the U.S. in particular, there are signs of improvement as tax receipts continue to increase and approach 2008 levels. Our customers continue to prioritize funding of their public safety communication needs, and we remain focused on helping them find ways to fund system upgrades, improve interoperability and meet spectrum narrow-banding requirements. In addition, governments are increasingly examining their operations for the productivity and efficiency improvements that our solutions enable.

Enterprise demonstrated sustained momentum in the first quarter with continued sales growth driven by retailers that continue to invest in technology to drive sales growth. Our solutions have high return on investment and with increasing demands for real-time information and rapid increases in knowledge workers, we expect continued sales growth. Our iDEN sales, included in the Enterprise segment, increased in the first quarter compared to the year ago quarter, although we still expect a full year decline for this business.

Private public safety broadband networks based on the LTE standard are an important next generation tool for our first-responder customers. There is increasing support of our U.S. first-responder customers’ position to dedicate the 700Mhz D-Block to public safety, which would efficiently and effectively double the spectrum available for a public safety grade broadband data network. We have been investing in R&D for next generation public safety, and our expertise in both public and private networks makes us uniquely qualified to provide LTE solutions. The development of this market is an important part of our overall growth strategy for government and public safety.

Our supply chain team has been working with our supplier partners in Japan to assess the impact following the earthquake and tsunami. Together, we have implemented a number of contingency plans. However, we expect some disruptions in supply in the second quarter of 2011 and possibly beyond, but we will continue to assess and attempt to mitigate the impact of such disruptions.

Finally, closing the sale of our Networks business is an important accomplishment that helps us improve our capital structure and strengthen our focus on mission critical communication solutions for public safety and enterprise.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 2, 2011	% of Sales	April 3, 2010	% of Sales
Net sales from products	$1,424		$1,291
Net sales from services	460		449

Net sales	1,884		1,740
Costs of product sales	656	46.1%	594	46.0%
Costs of service sales	286	62.2%	293	65.3%

Costs of sales	942	50.0%	887	51.0%
Gross margin	942	50.0%	853	49.0%

Selling, general and administrative expenses	468	24.8%	454	26.1%
Research and development expenditures	249	13.2%	258	14.8%
Other charges	55	3.0%	21	1.2%

Operating earnings	170	9.0%	120	6.9%

Other income (expense):
Interest expense, net	(20)	(1.1)%	(33)	(1.9)%
Gains on sales of investments and businesses, net	18	1.0%	7	0.4%
Other	5	0.3%	15	0.9%

Total other income (expense)	3	0.2%	(11)	(0.6)%

Earnings from continuing operations before income taxes	173	9.2%	109	6.3%
Income tax expense (benefit)	(186)	(9.9)%	13	0.8%

	359	19.1%	96	5.5%
Less: Loss attributable to noncontrolling interests	(6)	(0.3)%	(1)	(0.1)%

Earnings from continuing operations*	365	19.4%	97	5.6%
Earnings (loss) from discontinued operations, net of tax	132	7.0%	(28)	(1.6)%

Net earnings*	$497	26.4%	$69	4.0%

Earnings (loss) per diluted common share:
Continuing operations	$1.06		$0.29
Discontinued operations	0.38		(0.08)

	$1.44		$0.21

*Amounts attributable to Motorola Solutions, Inc. common stockholders.

Results of Operations—Three months ended April 2, 2011 compared to three months ended April 3, 2010

Net Sales

Net sales were $1.9 billion in the first quarter of 2011, up 8% compared to net sales of $1.7 billion in the first quarter of 2010. The increase in net sales reflects: (i) an $87 million, or 14%, increase in net sales in the Enterprise segment, and (ii) a $57 million, or 5%, increase in net sales in the Government segment.

Gross Margin

Gross margin was $942 million, or 50.0% of net sales, in the first quarter of 2011, compared to $853 million, or 49.0% of net sales, in the first quarter of 2010. The increase in gross margin reflects higher gross margins in both segments, primarily driven by the increase in net sales and product mix. The increase in gross margin as a percentage of net sales in the first quarter of 2011 compared to the first quarter of 2010 reflects an increase in gross margin percentage in the Government segment and a slight increase in the Enterprise segment. The Company’s overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 3% to $468 million, or 24.8% of net sales, in the first quarter of 2011, compared to $454 million, or 26.1% of net sales, in the first quarter of 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Government segment and slightly lower SG&A expenses in the Enterprise segment. The increase in the Government segment was primarily due to increased employee benefit-related expenses and increased selling and marketing expenses related to the increase in net sales, partially offset by savings from cost-reduction initiatives. The slight decrease in the Enterprise segment was primarily due to savings from cost-reduction initiatives, partially offset by increased selling and marketing expenses related to the increase in net sales and increased employee benefit-related expenses. The increases in employee benefit-related expenses are primarily due to an increase in pension-related expenses and the reinstatement of the Company’s 401(k) matching contributions. SG&A expenses as a percentage of net sales decreased in the Enterprise segment and increased in the Government segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 3% to $249 million, or 13.2% of net sales, in the first quarter of 2011, compared to $258 million, or 14.8% of net sales, in the first quarter of 2010. The decrease in R&D expenditures reflects lower R&D expenditures in both segments. The decrease in R&D expenditures in both segments were primarily due to savings from cost-reduction initiatives, partially offset by higher developmental engineering expenditures for new product development and investment in next-generation technologies and increased employee benefit-related expenses. R&D expenditures as a percentage of net sales decreased in both segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $55 million in Other charges in the first quarter of 2011, compared to net charges of $21 million in the first quarter of 2010. The net charges in the first quarter of 2011 included: (i) $50 million of charges relating to the amortization of intangibles, and (ii) $5 million of net reorganization of business charges. The charges in the first quarter of 2010 included: (i) $51 million of charges relating to the amortization of intangibles, partially offset by: (i) a $29 million gain related to a legal settlement, and (ii) $1 million of net reorganization of business charges included in Other charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $20 million in the first quarter of 2011, compared to net interest expense of $33 million in the first quarter of 2010. Net interest expense in the first quarter of 2011 included interest expense of $34 million, partially offset by interest income of $14 million. Net interest expense in the first quarter of 2010 includes interest expense of $60 million, partially offset by interest income of $27 million. The decrease in net interest expense in the first quarter of 2011 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the first quarter of 2011 compared to the first quarter of 2010 and the reversal of an interest accrual that was no longer needed. Additionally, interest income decreased due to lower average cash and cash equivalents, primarily due to the $3.2 billion contribution to Motorola Mobility, and Sigma Fund balances during the first quarter of 2011 compared to the first quarter of 2010.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $18 million in the first quarter of 2011, compared to gains on sales of investments and businesses of $7 million in the first quarter of 2010. In the first quarters of 2011 and 2010, the net gains were primarily comprised of gains related to sales of certain of the Company’s equity investments.

Other

Net Other income was $5 million in the first quarter of 2011, compared to net Other income of $15 million in the first quarter of 2010. The net Other income in the first quarter of 2011 was primarily comprised of $5 million of foreign currency gains. The net Other income in the first quarter of 2010 was primarily comprised of: (i) a $16 million gain from Sigma Fund investments, and (ii) $7 million of foreign currency gains, partially offset by $9 million of investment impairments.

Effective Tax Rate

The Company recorded $186 million of net tax benefits in the first quarter of 2011, resulting in a negative effective tax rate on continuing operations, compared to $13 million of net tax expense in the first quarter of 2010, resulting in an effective tax rate of 12%. The Company’s negative effective tax rate in the first quarter of 2011 was primarily related to the recording of a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets. The valuation allowances on the Company’s deferred tax assets are discussed further in Note 6, “Income Taxes,” of the Company’s condensed consolidated financial statements.

The Company’s effective tax rate in the first quarter of 2010 was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that had indicated the extent to which certain tax positions are more-likely-than-not of being sustained, partially offset by a non-cash tax charge related to the Medicare Part D subsidy tax law change enacted during the period.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Earnings from Continuing Operations

The Company had net earnings from continuing operations before income taxes of $173 million in the first quarter of 2011, compared with net earnings from continuing operations before income taxes of $109 million in the first quarter of 2010. After taxes, and excluding Loss attributable to noncontrolling interests, the Company had net earnings from continuing operations of $365 million, or $1.06 per diluted share, in the first quarter of 2011, compared to a net earnings from continuing operations of $97 million, or $0.29 per diluted share, in the first quarter of 2010.

The increase in net earnings from continuing operations was primarily driven by a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets and an $89 million increase in gross margin, partially offset by a $34 million increase in Other charges.

Earnings from Discontinued Operations

In the first quarter of 2011, the Company had after-tax earnings from discontinued operations of $132 million, or $0.38 per diluted share, substantially from the operations of the Networks business. In the first quarter of 2010, the Company had an after-tax loss from discontinued operations of $28 million, or $0.08 per diluted share, from Motorola Mobility and the Networks business.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 2, 2011 and April 3, 2010 as detailed in Note 12, “Segment Information,” of the Company’s condensed consolidated financial statements.

Government Segment

For the first quarter of 2011, the segment’s net sales represented 63% of the Company’s consolidated net sales, compared to 65% in the first quarter of 2010.

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
Segment net sales	$1,189	$1,132	5%
Operating earnings	104	92	13%

Three months ended April 2, 2011 compared to three months ended April 3, 2010

In the first quarter of 2011, the segment’s net sales were $1.2 billion, a 5% increase compared to net sales of $1.1 billion in the first quarter of 2010. The 5% increase in net sales in the Government segment reflects an increase in radio sales. On a geographic basis, net sales increased in North America, Latin America and Asia and decreased in the Europe, Middle East and Africa region compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 55% of the segment’s net sales in both the first quarter of 2011 and the first quarter of 2010.

The segment had operating earnings of $104 million in the first quarter of 2011, compared to operating earnings of $92 million in the first quarter of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 5% increase in net sales, and a decrease in R&D expenditures, primarily due to savings from cost-reduction initiatives, partially offset by higher developmental engineering expenditures for new product development and investment in next-generation technologies. The previously discussed factors were partially offset by an increase in SG&A expenses, primarily due to increased employee benefit-related expenses and marketing expenses related to the increase in net sales, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in the first quarter of 2011 as compared to the first quarter of 2010, gross margin increased, SG&A expenses increased, and R&D expenditures decreased.

Enterprise Segment

For the first quarter of 2011, the segment’s net sales represented 37% of the Company’s consolidated net sales, compared to 35% in the first quarter of 2010.

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
Segment net sales	$695	$608	14%
Operating earnings	66	28	136%

Three months ended April 2, 2011 compared to three months ended April 3, 2010

In the first quarter of 2011, the segment’s net sales were $695 million, a 14% increase compared to net sales of $608 million in the first quarter of 2010. The 14% increase in net sales in the Enterprise segment reflects an increase in mobile computing, scanning devices and iDEN sales, partially offset by a decrease in wireless network solutions. On a geographic basis, net sales increased in all regions compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 43% and 48% of the segment’s net sales in the first quarter of 2011 and the first quarter of 2010, respectively.

The segment had operating earnings of $66 million in the first quarter of 2011, compared to operating earnings of $28 million in the first quarter of 2010. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 14% increase in net sales, (ii) a decrease in R&D expenditures, primarily due to savings from cost-reduction initiatives, partially offset by higher developmental engineering expenditures for new product development and investment in next-generation technologies, and (iii) a slight decrease in SG&A expenses primarily due to savings from cost-reduction initiatives, partially offset by increased selling and marketing expenses related to the increase in net sales and increased employee benefit-related expenses. As a percentage of net sales in the first quarter of 2011 as compared to the first quarter of 2010, gross margin increased, SG&A expenses increased, and R&D expenditures decreased.

Reorganization of Businesses

During the first three months of 2011, the Company implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the first quarter of 2011, the Company recorded net reorganization of business charges of $8 million, relating to the separation of 100 employees, of whom substantially all were indirect employees. These charges included $3 million of Costs of sales and $5 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate net reorganization of business charges of $8 million are charges of $9 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed. During the first quarter of 2010, the Company’s net reorganization of business charges were de minimus.

The Company expects to realize cost-saving benefits of approximately $6 million during the remaining nine months of 2011 from the plans that were initiated during the first quarter of 2011, representing: (i) $4 million of savings in SG&A expenses, and (ii) $2 million of savings in Costs of sales. Beyond 2011, the Company expects the reorganization plans initiated during the first quarter of 2011 to provide annualized cost savings of approximately $10 million, representing: (i) $8 million of savings in SG&A expenses, and (iii) $2 million of savings in Cost of sales.

The following table displays the net charges incurred by business segment:

Three Months Ended	April 2, 2011	April 3, 2010
Government	$8	$ 1
Enterprise	—	(1)

	$8	$—

Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $14 million in the first quarter of 2011, as compared to $19 million in the first quarter of 2010. Of the $61 million of reorganization of businesses accruals at April 2, 2011, $44 million relate to employee separation costs and are expected to be paid in 2011. The remaining $17 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

The Company decreased the aggregate of our: (i) cash and cash equivalents balances, primarily due to the $3.2 billion contribution to Motorola Mobility, (ii) Sigma Fund and short-term investments, and (iii) long-term Sigma Fund, by $2.7 billion from $8.9 billion as of December 31, 2010 to $6.2 billion as of April 2, 2011. The aggregate of our: (i) notes payable and the current portion of long-term debt, and (ii) long-term debt, was $2.7 billion at both April 2, 2011 and December 31, 2010.

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.8 billion at April 2, 2011, compared to $4.2 billion at December 31, 2010. At April 2, 2011, $416 million of this amount was held in the U.S. and $2.3 billion was held by the Company or its subsidiaries in other countries. At April 2, 2011, restricted cash was $65 million (including $60 million held in the U.S.), compared to $226 million (including $166 million held outside the U.S.) at December 31, 2010.

The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the first three months of 2011, the Company repatriated $355 million in funds, including a $75 million loan repayment, to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $2.9 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s condensed consolidated statements of operations, given the U.S. Federal tax provisions previously accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

On January 4, 2011, the Distribution of Motorola Mobility from Motorola Solutions was completed. Immediately prior to the Distribution, the Company contributed $3.2 billion of cash and cash equivalents to Motorola Mobility and has an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary. The contribution is reflected in the Company’s condensed consolidated statements of cash flow in the first quarter of 2011.

Operating Activities

In the first quarter of 2011, the cash provided by operating activities was $231 million, compared to $59 million of cash used for operating activities in the first quarter of 2010. The primary contributors to the cash provided in the first quarter of 2011 were: (i) income from continuing operations (adjusted for net non-cash charges) of $349 million, and (ii) a $175 million decrease in accounts receivable, partially offset by a $221 million decrease in accounts payable and accrued liabilities.

Accounts Receivable: The Company’s net accounts receivable were $1.4 billion at April 2, 2011, compared to $1.5 billion at December 31, 2010. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. See related discussion below under “Sales of Receivables.”

Inventory: The Company’s net inventory was $521 million at both April 2, 2011 and December 31, 2010. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable: The Company’s accounts payable were $560 million at April 2, 2011, compared to $731 million at December 31, 2010. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Benefit Plan Contributions: During the first three months of 2011, the Company contributed $20 million to its non-U.S. plans and $50 million to its U.S. Regular Pension Plan.

Investing Activities

Net cash provided by investing activities was $1.3 billion in the first quarter of 2011, compared to net cash used of $115 million in the first quarter of 2010. This $1.4 million change was primarily due to the increase in cash received from net sales of Sigma Fund investments.

Sigma Fund: The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows the Company to efficiently manage its cash around the world. The Company had net proceeds from sales of $1.2 billion of Sigma Fund investments in the first quarter of 2011, compared to $116 million in net purchases of Sigma Fund investments in the first quarter of 2010. The aggregate fair value of Sigma Fund investments was $3.5 billion at April 2, 2011 (including $1.7 billion held by the Company or its subsidiaries outside the U.S.), compared to $4.7 billion at December 31, 2010 (including $1.9 billion held by the Company or its subsidiaries outside the U.S.).

At April 2, 2011, $3.4 billion of the Sigma Fund investments were classified as current in the Company’s consolidated balance sheets, compared to $4.7 billion at December 31, 2010. The weighted average maturity of the Sigma Fund investments classified as current was 1 month (excluding cash of $616 million and defaulted securities) at April 2, 2011, compared to 1 month (excluding cash of $2.4 billion and defaulted securities) at December 31, 2010. A majority of the Sigma Fund’s cash balance at December 31, 2010 was reserved for the Contribution to Motorola Mobility. At April 2, 2011, approximately 99% of the Sigma Fund investments were invested in cash and U.S. government, agency and government-sponsored enterprise obligations, compared to 99% at December 31, 2010. This reflects a strategic decision by the Company to prioritize capital preservation rather than investment income.

During the three months ended April 2, 2011, the Company recorded a de minimus loss from the Sigma Fund investments in Other income (expense) in the condensed consolidated statement of operations, compared to a gain from the Sigma Fund investments of $16 million during the three months ended April 3, 2010.

Securities with a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company’s condensed consolidated balance sheets. At April 2, 2011, $29 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 219 months. At December 31, 2010, $70 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 164 months.

The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months.

Capital Expenditures: Capital expenditures were $27 million in the first quarter of 2011, compared to $37 million in the first quarter of 2010. The Company’s emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses: The Company received $52 million in net proceeds from the sales of investments and businesses in the first quarter of 2011, compared to proceeds of $18 million in the first quarter of 2010. The proceeds in the first quarter of 2011 were primarily comprised of net proceeds received in connection with sales of: (i) certain of the Company’s equity investments, and (ii) the Israel-based module business. The proceeds in the first quarter of 2010 were primarily comprised of net proceeds received in connection with sales of certain of the Company’s equity investments.

Financing Activities

Net cash used for financing activities was $2.9 billion in the first quarter of 2011, compared to net cash provided of $456 million in the first quarter of 2010. Cash used for financing activities in the first quarter of 2011 was primarily comprised of a $3.2 billion cash contribution relating to the Distribution of Motorola Mobility, partially offset by $211 million of distributions from discontinued operations and $70 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan. Net cash provided by financing activities in the first quarter of 2010 was primarily comprised of $398 million of distributions from discontinued operations and $63 million of cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Short-Term Debt: At both April 2, 2011 and December 31, 2010, the Company’s outstanding notes payable and current portion of long-term debt was $605 million.

Long-Term Debt: At both April 2, 2011 and December 31, 2010, the Company had outstanding long-term debt of $2.1 billion.

The three largest U.S. national ratings agencies rate the Company’s senior unsecured long-term debt investment grade. The Company believes that it will be able to maintain sufficient access to the capital markets at its current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for the Company and adversely affect its ability to access funds.

The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Credit Facilities

During the first quarter 2011, the Company terminated its $1.5 billion domestic syndicated revolving credit facility scheduled to mature in December 2011 and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 2, 2011. The Company has no outstanding borrowing under the 2011 Motorola Solutions Credit Agreement.

Long-Term Customer Financing Commitments

Outstanding Commitments: The Company had outstanding commitments to provide long-term financing to third parties totaling $154 million at April 2, 2011, compared to $333 million at December 31, 2010 (including $22 million and $168 million at April 2, 2011 and December 31, 2010, respectively, relating to the Networks business). Of these amounts, $1 million was supported by letters of credit or by bank commitments to purchase long-term receivables at April 2, 2011, compared to $27 million at December 31, 2010 (including no amounts at April 2, 2011 and $25 million at December 31, 2010, relating to the Networks business). The Company will retain the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled approximately $287 million at April 2, 2011 and is included in Long-term receivables.

Guarantees of Third-Party Debt: The Company had committed to provide financial guarantees relating to customer financing facilities totaling $8 million at April 2, 2011, compared to $10 million at December 31, 2010 (including $4 million and $6 million at April 2, 2011 and December 31, 2010, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $1 million at April 2, 2011, and $1 million at December 31, 2010 (including de minimus amounts at both April 2, 2011 and December 31, 2010, respectively, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables: The Company had net long-term receivables of $311 million (net of allowances for losses of $1 million) at April 2, 2011, compared to net long-term receivables of $264 million (net of allowances for losses of $1 million) at December 31, 2010. These long-term receivables are generally interest bearing, with interest rates ranging from 2% to 13%.

Sales of Receivables

As of April 2, 2011, the Company had a $200 million revolving receivable sales facility, maturing June 2011, for the sale of accounts receivable, which was fully available. At December 31, 2010, the Company had a $200 million committed revolving credit facility for the sale of accounts receivable, which was fully available. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. The Company had no significant committed facilities for the sale of long-term receivables at April 2, 2011 or at December 31, 2010.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three months ended April 2, 2011 and April 3, 2010:

Three Months Ended	April 2, 2011	April 3, 2010
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$13	$64
Long-term receivables sales proceeds	6	3

Total proceeds from one-time sales	19	67
Cumulative quarterly proceeds received from sales under committed facilities	—	54

Total proceeds from receivables sales	$19	$121

At April 2, 2011, the Company retained servicing obligations for $305 million of sold accounts receivables and $274 million of long-term receivables, compared to $329 million of accounts receivables and $277 million of long-term receivables at December 31, 2010.

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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

–	Revenue recognition

–	Inventory valuation

–	Income taxes

–	Valuation of the Sigma Fund and investment portfolios

–	Restructuring activities

–	Retirement-related benefits

–	Valuation and recoverability of goodwill and long-lived assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

Foreign Currency Risk

At April 2, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.5 billion outstanding at December 31, 2010. The decrease in outstanding contracts is primarily related to the Distribution of Motorola Mobility. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2011	December 31, 2010
Chinese Renminbi	$(600)	$(409)
Euro	(137)	(249)
Israeli Shekel	40	(5)
Malaysian Ringgit	47	64
British Pound	128	185

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Overview about: (a) the expected net cash proceeds from the sale of our Networks business, (b) the tax free nature of the Distribution of Motorola Mobility, (c) our business strategies and expected results, (d) our industry and market expectations including demand levels and customer priorities for each of our businesses, (e) the timing and impact of new product launches, and (f) the impact of recent events in Japan on our ability to purchase raw materials or components, (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company’s ability and cost to repatriate funds, (c) the impact of the timing and level of sales of accounts receivable and the geographic location of such sales, (d) the impact of the timing and level of purchases by various businesses and the geographic location of such purchases, (e) expectations for the Sigma Fund and other investments, (f) the Company’s ability and cost to access the capital markets, (g) the Company’s plans with respect to the level of outstanding debt, (h) expected payments pursuant to commitments under long-term agreements, (i) potential contractual damages claims, (j) the outcome of ongoing and future legal proceedings, (k) the completion and impact of pending acquisitions and divestitures, and (l) the impact of recent accounting pronouncements on the Company, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, and (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

Some of the risk factors that affect the Company’s business and financial results are discussed herein, in Part II “Item 1A: Risk Factors,” as well as in Part I, “Item 1A: Risk Factors” on pages 12 through 25 of our 2010 Annual Report on Form 10-K, and in our other SEC filings available for free on the SEC’s website at www.sec.gov and on Motorola Solutions’ website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.

Howell v. Motorola, Inc., et al.

A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) in connection with the sale of telecommunications equipment by Motorola. Telsim had subsequently defaulted on the payment of approximately $2 billion of such vendor financing, approximately half of which the Company has recovered to date. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Three new purported lead plaintiffs subsequently intervened in the case, and filed a motion for class certification seeking to represent a class of Plan participants. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. The court granted leave to defendants to appeal the class certification and granted leave to lead plaintiff Howell to appeal an earlier dismissal of his individual claim. Each party filed those appeals. On June 17, 2009, the Illinois District Court granted summary judgment in favor of all defendants on all counts. On June 25, 2009, the Seventh Circuit Court of Appeals (the “Seventh Circuit”) dismissed as moot defendants’ class certification appeal and stayed Howell’s appeal. On July 14, 2009, plaintiffs appealed the summary judgment decision. By order of the Seventh Circuit on August 17, 2009, Howell’s individual appeal and plaintiffs’ appeal of the summary judgment decision (now cited as Howell v. Motorola, Inc. et al. and Lingis et al. v. Rick Dorazil et al.) were consolidated with Spano et al. v. Boeing Company et al. and Beesley et al. v. International Paper Company for argument and decision. On January 21, 2011, the Seventh Circuit affirmed the Illinois District Court’s summary judgment decision in favor of Motorola and denied Howell’s individual appeal in all respects. On April 21, 2011, plaintiffs filed a petition for certiorari to the United States Supreme Court in Lingis et al. v. Rick Dorazil et al., seeking the Supreme Court’s review of a single question regarding the standard for liability of ERISA plan fiduciaries for failure to disclose information. The petition for certiorari does not challenge any of the Seventh Circuit’s other holdings in Lingis, nor its decision in Howell v. Motorola, Inc. et al.

Silverman Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff’s motion for class certification. On March 10, 2010, the district court granted plaintiffs motion to file a second amended complaint which adds allegations concerning Motorola’s accounting and disclosures for certain transactions entered into in the third quarter of 2006. On February 16, 2011, the district court granted summary judgment to dismiss the remaining claims as to two individual defendants and the Section 10(b) claim as to a third individual, and denied the motion in part. On March 21, 2011, Motorola filed a motion for summary judgment to dismiss the remaining claims against the Company and other individual defendants.

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

St. Lucie County Fire District Firefighters’ Pension Trust Fund Securities Class Action Case and Related Derivative Matter

A purported class action lawsuit, St. Lucie County Fire District Firefighters’ Pension Fund v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on January 21, 2010, in the United States District Court for the Northern District of Illinois. The complaint was amended on June 11, 2010, and again on December 3, 2010. The alleged class includes purchasers of Motorola securities between October 25, 2007 and January 23, 2008. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The primary factual allegations are that the defendants knowingly or recklessly made materially misleading statements concerning Motorola’s financial projections and sales demand for Motorola phones during the class period. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On February 28, 2011, the Court granted defendants’ motion to dismiss and dismissed the Second Amended Complaint in its entirety with prejudice. Plaintiffs have filed a notice of appeal with the Seventh Circuit United States Court of Appeals.

On April 2, 2010, Waber v. Dorman, et al., a purported derivative action on behalf of Motorola against certain of its current and former officers and directors, was filed in the United States District Court for the Northern District of Illinois. The complaint was amended on July 28, 2010. The complaint makes similar factual allegations to those made in the St. Lucie complaint and asserts causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The Waber complaint seeks unspecified damages associated with the alleged loss to the Company deriving from the defendants’

actions. On February 23, 2011, the Court granted defendants’ motion to dismiss and dismissed the Amended Complaint in its entirety with prejudice. Plaintiffs’ time to file a notice of appeal has passed.

Groussman et al. v. Motorola ERISA Class Action Cases

Two purported class action lawsuits on behalf of all participants in or beneficiaries of the Motorola 401(k) Plan (the “Plan”) between July 1, 2007 and the present and whose accounts included investments in Motorola stock, Joe M. Groussman v. Motorola, Inc. et al. and Angelo W. Orlando v. Motorola, Inc. et al., were filed against the Company and certain current and former officers, directors, and employees of the Company, the Motorola 401(k) Plan Committee, the Advisory Committee of Motorola and other unnamed defendants on February 10, 2010, in the United States District Court for the Northern District of Illinois. On May 20, 2010, the court ordered the cases to be consolidated. On July 16, 2010, the plaintiffs filed a consolidated amended complaint. The amended complaint added as defendants additional current and former employees, the Compensation and Leadership Committee of Motorola, and the Motorola Retirement Benefits Committee, and deleted the Advisory Committee of Motorola as a defendant. The amended complaint also reduced the class period to run from July 1, 2007 to December 31, 2008. The consolidated amended complaint alleges violations of Sections 404 and 405 of the Employee Retirement Income Security Act of 1974 (“ERISA”). The primary claims in the amended complaint are that, in connection with alleged incorrect statements concerning Motorola’s financial projections and demand for Motorola phones during the class period, various of the defendants failed to prudently and loyally manage the Plan by continuing to offer Motorola stock as a Plan investment option, failed to provide complete and accurate information regarding the performance of Motorola stock to the Plan’s participants and beneficiaries, failed to avoid conflicts of interest, and/or failed to monitor the Plan fiduciaries. The amended complaint seeks unspecified damages and other relief relating to purported losses to the Plan and individual participant accounts. On September 24, 2010, the Defendants filed a Motion to Dismiss the Amended Complaint. On October 7, 2010, the court dismissed the Retirement Benefits Committee as a defendant. On January 18, 2011, the Court denied Defendants’ Motion to Dismiss the Amended Complaint. On March 14, 2011, Plaintiffs filed a Motion for Class Certification, seeking certification of a class of “all persons who were participants in, or beneficiaries of, the Motorola 401(k) Plan at any time between July 1, 2007 and December 31, 2008, and whose accounts included investments in Motorola stock”, but excluding Defendants, members of their immediate families, any officer, director or partner of any Defendant, any entity in which a Defendant has a controlling interest, and the heirs, successors and assigns of the foregoing.

Microsoft Corporation v. Motorola, Inc.

On October 1, 2010, Microsoft Corporation (“Microsoft”) filed complaints against Motorola, Inc. in the United States International Trade Commission (“ITC”) and the United States District Court for the Western District of Washington (“District Court”) alleging patent infringement based on products manufactured and sold by Motorola, Inc. The ITC matter is entitled In the Matter of Mobile Devices, Associated Software, and Components Thereof (Inv. No. 337-TA-744). On October 6, 2010 and October 12, 2010, Microsoft amended the District Court and ITC complaints, respectively, to add Motorola Mobility, Inc. as a defendant. The complaints, as amended, allege infringement of claims of nine patents based on Motorola, Inc.’s and Motorola Mobility, Inc.’s manufacture, sale and/or importation of Android-based mobile phones. The ITC complaint seeks exclusion and cease and desist orders. On November 5, 2010, the ITC instituted the investigation. The District Court complaint (No. C10-01577) seeks unspecified monetary damages and injunctive relief.

On November 9, 2010, Microsoft filed a complaint in the United States District Court for the Western District of Washington (No. C10-01823) against Motorola, Inc. and Motorola Mobility, Inc. (the “Motorola Defendants”) alleging that the Motorola Defendants breached a contractual obligation to license certain patents related to 802.11 wireless networking technology and H.264 video coding technology on reasonable and non-discriminatory terms and conditions. The complaint seeks unspecified monetary damages and injunctive relief including a declaration that the Motorola Defendants have not offered licenses to these patents to Microsoft under reasonable royalty rates, with terms and conditions that are demonstrably free of any unfair discrimination. On February 23, 2011, Microsoft amended the complaint to add General Instrument Corporation as a defendant.

In November 2010, Motorola Mobility, Inc. and General Instrument Corporation filed complaints against Microsoft in the ITC and in the U.S. District Courts for the Southern District of Florida, Motorola Mobility, Inc. v. Microsoft Corporation and the Western District of Wisconsin, Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation (No. 10-cv-699) and Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation (No. 10-cv-700). The ITC matter is entitled In the Matter of Certain Gaming and Entertainment Consoles, Related Software, and Components Thereof (Inv. No. 337-TA-752). Among the complaints, Motorola Mobility, Inc. and General Instrument Corporation are asserting infringement of claims of sixteen patents by Microsoft’s PC and Server software, Windows mobile and smartphone software and Xbox products. The ITC complaint seeks exclusion and cease and desist orders directed to these products. On December 23, 2010, the ITC instituted the investigation. The District Court complaints seek monetary damages and injunctive relief. In December 2010 and February 2011, Motorola Mobility, Inc. subsequently asserted claims of five additional patents in the Western District of Wisconsin, Motorola Mobility, Inc. v. Microsoft Corporation (No. 10-cv-826). Between December 23, 2010 and January 25, 2011, Microsoft filed counterclaims against Motorola Mobility, Inc. in several of these actions, alleging infringement of a total of fourteen additional Microsoft patents. Two of the complaints filed by Motorola Mobility, Inc. and General Instrument Corporation in the Western District of Wisconsin have been transferred to the Western District of Washington.

Motorola Mobility, Inc. v. Apple Inc.

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

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the three patents by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola, Inc. (now Motorola Solutions, Inc.) and Motorola Mobility, Inc. from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation.

On March 11, 2011, Apple Inc. filed counterclaims against Motorola Mobility, Inc. in the ITC proceedings which were subsequently removed to the United States District Court for the Western District of Wisconsin. The counterclaims include equitable estoppel, waiver, breach of contract, violation of Section 2 of the Sherman Act, unfair competition and interference with contract. Apple seeks declaratory judgment that Motorola Mobility, Inc.’s license offers involving standards essential patents have not been on reasonable and non-discriminatory terms and conditions, that Motorola Mobility, Inc. is not entitled to injunctive relief and that Motorola Mobility, Inc. has committed patent misuse.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed below, and in Part I, “Item 1A: Risk Factors” on pages 12 through 25 of the Company’s 2010 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

The earthquake, tsunami and resulting ongoing problems in Japan have disrupted supply of raw materials and components from Japan, which could have a material adverse affect on our results of operations.

We contract with a number of suppliers in Japan and disruption in supply resulting from the earthquakes, tsunami and subsequent problems has resulted and may continue to result in certain of our Japanese suppliers being unable to deliver sufficient quantities of components or being unable to deliver such components in a timely manner. Certain of these suppliers are the sole source of certain components. In addition, a number of raw materials suppliers operate out of the impacted area of Japan. It is possible that our suppliers and subcontractors located outside of Japan may have their ability to make components or products adversely impacted by the unavailability of certain essential components made in Japan. If we, or our suppliers, are unable to procure sufficient quantities of components or raw materials from suppliers in Japan or other sources, it could have a material adverse affect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibit
2.1(a)	Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V (incorporated by reference to Exhibit 2.1 to Motorola Solutions Report on Form 8-K filed on July 19, 2010 (File No. 1-7221)).
*2.1(b)	Amendment No. 1 dated as of April 12, 2011 to the Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V.
10.1	Motorola Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola Solutions Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).
10.2	Motorola Solutions Long Range Incentive Plan (incorporated by reference to Exhibit 10.2 to Motorola Solutions Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).
10.3	2011-2013 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP) (incorporated by reference to Exhibit 10.3 to Motorola Solutions Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).
10.4	Motorola Solutions Omnibus Incentive Plan of 2006, as amended and restated January 4, 2011 (incorporated by reference to Appendix A to Motorola Solutions Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2011 filed on March 15, 2011 (“Motorola Solutions Proxy Statement”) (File No. 1-7221)).
*10.5	Motorola Solutions, Inc. Amended Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options and Addendum A Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Stock Appreciation Rights, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for a grant on February 22, 2011 to Gregory Q. Brown.
*10.6	Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions Proxy Statement (File No. 1-7221)).
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securii4es Exchange Act of 1934, and otherwise is not subject to liability under these sections.

MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M Logo, as well as iDEN are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license.

All other product or service names are the property of their respective owners. © 2011 Motorola Solutions, Inc. All rights reserved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 2, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1(a)	Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V (incorporated by reference to Exhibit 2.1 to Motorola Solutions Report on Form 8-K filed on July 19, 2010 (File No. 1-7221)).
*2.1(b)	Amendment No. 1 dated as of April 12, 2011 to the Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V.
10.1	Motorola Solutions Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola Solutions Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).
10.2	Motorola Solutions Long Range Incentive Plan (incorporated by reference to Exhibit 10.2 to Motorola Solutions Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).
10.3	2011-2013 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP) (incorporated by reference to Exhibit 10.3 to Motorola Solutions Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).
10.4	Motorola Solutions Omnibus Incentive Plan of 2006, as amended and restated January 4, 2011 (incorporated by reference to Appendix A to Motorola Solutions Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2011 filed on March 15, 2011 (“Motorola Solutions Proxy Statement”) (File No. 1-7221)).
*10.5	Motorola Solutions, Inc. Amended Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options and Addendum A Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Stock Appreciation Rights, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for a grant on February 22, 2011 to Gregory Q. Brown.
*10.6	Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions Proxy Statement (File No. 1-7221)).
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.