Form 10-Q
period 2011-07-02
Motorola Solutions, Inc.
filed 2011-07-28
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 2, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 2, 2011:

Class	Number of Shares
Common Stock; $.01 Par Value	343,136,511

Part I—Financial Information

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales from products	$1,524	$1,438	$2,948	$2,729
Net sales from services	531	498	991	947
Net sales	2,055	1,936	3,939	3,676
Costs of product sales	685	656	1,341	1,250
Costs of services sales	331	315	617	608
Costs of sales	1,016	971	1,958	1,858
Gross margin	1,039	965	1,981	1,818
Selling, general and administrative expenses	492	471	960	925
Research and development expenditures	271	269	520	527
Other charges	106	64	161	85
Operating earnings	170	161	340	281
Other income (expense):
Interest expense, net	(21)	(35)	(41)	(68)
Gain on sales of investments and businesses, net	1	33	19	40
Other	(77)	(30)	(72)	(15)
Total other income (expense)	(97)	(32)	(94)	(43)
Earnings from continuing operations before income taxes	73	129	246	238
Income tax expense (benefit)	17	122	(169)	135
Earnings from continuing operations	56	7	415	103
Earnings from discontinued operations, net of tax	291	159	423	131
Net earnings	347	166	838	234
Less: Earnings (loss) attributable to noncontrolling interests	(2)	4	(8)	3
Net earnings attributable to Motorola Solutions, Inc.	$349	$162	$846	$231
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$58	$3	$423	$100
Earnings from discontinued operations, net of tax	291	159	423	131
Net earnings	$349	$162	$846	$231
Earnings per common share:
Basic:
Continuing operations	$0.17	$0.01	$1.24	$0.30
Discontinued operations	0.85	0.48	1.25	0.40

	$1.02	$0.49	$2.49	$0.70

Diluted:
Continuing operations	$0.17	$0.01	$1.22	$0.30
Discontinued operations	0.83	0.47	1.22	0.39

	$1.00	$0.48	$2.44	$0.69

Weighted average common shares outstanding:
Basic	341.2	332.7	339.3	331.7
Diluted	348.5	337.9	346.3	336.1

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions, except par value amounts)	July 2, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,203	$4,208
Sigma Fund and short-term investments	4,424	4,655
Accounts receivable, net	1,546	1,547
Inventories, net	522	521
Deferred income taxes	729	871
Other current assets	729	748
Current assets held for disposition	116	4,604

Total current assets	10,269	17,154

Property, plant and equipment, net	899	922
Sigma Fund	28	70
Investments	175	172
Deferred income taxes	2,063	1,920
Goodwill	1,429	1,429
Other assets	641	734
Non-current assets held for disposition	93	3,176

Total assets	$15,597	$25,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$606	$605
Accounts payable	625	731
Accrued liabilities	2,790	2,574
Current liabilities held for disposition	110	4,800

Total current liabilities	4,131	8,710

Long-term debt	1,548	2,098
Other liabilities	3,015	3,045
Non-current liabilities held for disposition	79	737
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 7/02/11—344.9; 12/31/10—337.2
Outstanding shares: 7/02/11—343.1; 12/31/10—336.3
Additional paid-in capital	8,030	8,644
Retained earnings	846	4,460
Accumulated other comprehensive loss	(2,140)	(2,222)

Total Motorola Solutions, Inc. stockholders’ equity	6,739	10,885
Noncontrolling interests	85	102

Total stockholders’ equity	6,824	10,987

Total liabilities and stockholders’ equity	$15,597	$25,577

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Motorola Solutions, Inc. Stockholders Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Noncontrolling Interests	Comprehensive Earnings
Balances at December 31, 2010	337.2	$8,647	$12	$(126)	$(2,108)	$—	$4,460	$102
Net earnings (loss)							846	(8)	$838
Net unrealized gain on securities, net of tax of $6			9						9
Foreign currency translation adjustments, net of tax of $(5)				83					83
Amortization of retirement benefit adjustments, net of tax of $36					65				65
Remeasurement of retirement benefits, net of tax of $9					(77)				(77)
Issuance of common stock and stock options exercised	7.7	92
Excess tax benefit from stock-based compensation		36
Share-based compensation expense		91
Net gain on derivative instruments, net of tax of $0						2			2
Distribution of Motorola Mobility		(831)	(9)	1	8		(4,460)
Dividends paid to noncontrolling interest on subsidiary common stock								(8)
Purchase of noncontrolling interest in subsidiary								(1)
Reclassification of share-based awards from equity to liability		(2)
Balances at July 2, 2011	344.9	$8,033	$12	$(42)	$(2,112)	$2	$846	$85	$920

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010
Operating
Net earnings attributable to Motorola Solutions, Inc.	$846	$231
Earnings (loss) attributable to noncontrolling interests	(8)	3

Net earnings	838	234
Earnings from discontinued operations, net of tax	423	131

Earnings from continuing operations	415	103
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	181	172
Non-cash other charges (income)	45	(37)
Share-based compensation expense	78	69
Gain on sales of investments and businesses, net	(19)	(40)
Loss from the extinguishment of long-term debt	81	12
Deferred income taxes	(10)	255
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	88	(32)
Inventories	(12)	(36)
Other current assets	9	10
Accounts payable and accrued liabilities	(338)	(144)
Other assets and liabilities	(185)	(170)

Net cash provided by operating activities from continuing operations	333	162
Investing
Acquisitions and investments, net	(2)	(6)
Proceeds from sales of investments and businesses, net	1,078	239
Capital expenditures	(60)	(74)
Proceeds from sales of property, plant and equipment	4	27
Proceeds from sales (purchases) of Sigma Fund investments, net	266	(248)
Proceeds from sales (purchases) of short-term investments, net	6	(23)

Net cash provided by (used for) investing activities from continuing operations	1,292	(85)
Financing
Repayment of short-term borrowings, net	—	(5)
Repayment of debt	(616)	(481)
Contribution to Motorola Mobility	(3,200)	—
Issuance of common stock	128	68
Distribution from discontinued operations	75	531

Net cash provided by (used for) financing activities from continuing operations	(3,613)	113
Discontinued Operations
Net cash provided by operating activities from discontinued operations	38	567
Net cash used for investing activities from discontinued operations	(8)	(88)
Net cash used for financing activities from discontinued operations	(75)	(531)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	45	52

Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(17)	(166)
Net increase (decrease) in cash and cash equivalents	(2,005)	24
Cash and cash equivalents, beginning of period	4,208	2,869
Cash and cash equivalents, end of period	$2,203	$2,893
Cash Flow Information
Cash paid during the period for:
Interest, net	$105	$130
Income taxes, net of refunds	39	34

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements as of July 2, 2011 and for the three and six months ended July 2, 2011 and July 3, 2010, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the consolidated financial position, results of operations and cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, as well as the Company’s Form 8-K filed on May 12, 2011 to reflect: (i) the revised presentation of the Company’s segments as a result of the realignment of its operations into two segments: Government and Enterprise, and (ii) the reclassification of the historical financial results of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) as discontinued operations. The results of operations for the three and six months ended July 2, 2011 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

Changes in Presentation

Networks Transaction

On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) (the “Transaction”). On April 12, 2011, the Company announced certain amendments to the Transaction. On April 29, 2011, the Company completed the Transaction, as amended. Based on the terms and conditions of the amended sale agreement, certain assets including $150 million of accounts receivable and the Company’s iDEN infrastructure business were excluded from the Transaction. During the three months ended July 2, 2011, the Company recorded a pre-tax gain related to the completion of the Transaction of $488 million, net of closing costs and an expected purchase price adjustment, to Gains on sales of investments and business, net, within the discontinued operations in the Company’s condensed consolidated statements of operations. As of July 2, 2011, regulatory approvals required to complete the Transaction in certain countries are still in-process and are expected to be completed in the second half of 2011. Until these approvals are received, the Company will maintain the assets and liabilities associated with these countries in assets and liabilities held for disposition in the Company’s condensed consolidated balance sheets.

The results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations for all periods presented. Certain Corporate and general costs which have historically been allocated to the Networks business remain with the Company after the sale of the Networks business.

Motorola Mobility Distribution

On January 4, 2011, the distribution by the Company of all the common stock of Motorola Mobility was completed (the “Distribution”). The stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of the Company’s common stock held as of the record date. The Distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented.

Reverse Stock Split and Name Change

On January 4, 2011, immediately following the Distribution, the Company completed a 1-for-7 reverse stock split (“the Reverse Stock Split”) and changed its name to Motorola Solutions, Inc. All consolidated per share information presented gives effect to the Reverse Stock Split.

Change in Segmentation

Following the Distribution, the Company reports financial results for the following two segments:

•

Government: Our Government segment includes sales of two-way radios and public safety systems. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks.

•

Enterprise: Our Enterprise segment includes sales of enterprise mobile computing devices, scanning devices, wireless broadband systems, RFID data capture solutions and iDEN infrastructure. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements.

2.	Discontinued Operations

During the three and six months ended July 2, 2011, the activity from discontinued operations substantially relates to the operations of the Networks business. During the three and six months ended July 3, 2010, the activity from discontinued operations substantially relates to the operations of Motorola Mobility and the Networks business. The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the three and six months ended July 2, 2011 and July 3, 2010.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$260	$3,491	$1,108	$6,821
Operating earnings (loss)	(14)	202	190	158
Gains on sales of investments and businesses, net	488	20	488	21
Earnings before income taxes	467	217	666	171
Income tax expense	176	58	243	40
Earnings from discontinued operations, net of tax	291	159	423	131

At July 2, 2011, the assets and liabilities held for disposition relate to the assets and liabilities of the Networks business in the certain countries that are yet to receive regulatory approvals. At December 31, 2010, the assets and liabilities held for disposition relate to the assets and liabilities of Motorola Mobility and the Networks business. The following table displays a summary of the assets and liabilities held for disposition as of July 2, 2011 and December 31, 2010.

	July 2, 2011	December 31, 2010
Assets
Accounts receivable, net	$60	$2,072
Inventories, net	24	1,040
Other current assets	32	1,492
Property, plant and equipment, net	10	1,013
Investments	—	145
Goodwill	—	1,504
Other assets	83	514

	$209	$7,780

Liabilities
Accounts payable	$27	$2,060
Accrued liabilities	83	2,740
Other liabilities	79	737

	$189	$5,537

3.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings consist of the following:

	Three Month Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Other charges:
Amortization of intangible assets	$50	$50	$100	$101
Legal matters and settlements, net	48	—	48	(29)
Reorganization of business charges	17	14	22	13
Pension plan adjustments, net	(9)	—	(9)	—

	$106	$64	$161	$85

Other Income (Expense)

Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Month Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest income (expense), net:
Interest expense	$(40)	$(56)	$(74)	$(116)
Interest income	19	21	33	48

	$(21)	$(35)	$(41)	$(68)

Other:
Loss from the extinguishment of the Company’s outstanding long-term debt	$(81)	$(12)	$(81)	$(12)
Investment impairments	—	(9)	(3)	(18)
Foreign currency gain (loss)	6	(4)	11	3
Gain (loss) on Sigma Fund investments	—	(4)	—	12
Other	(2)	(1)	1	—

	$(77)	$(30)	$(72)	$(15)

Earnings Per Common Share

The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Three Months Ended	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic earnings per common share:
Earnings	$58	$3	$349	$162
Weighted average common shares outstanding	341.2	332.7	341.2	332.7

Per share amount	$0.17	$0.01	$1.02	$0.49

Diluted earnings per common share:
Earnings	$58	$3	$349	$162

Weighted average common shares outstanding	341.2	332.7	341.2	332.7
Add effect of dilutive securities:
Share-based awards and other	7.3	5.2	7.3	5.2

Diluted weighted average common shares outstanding	348.5	337.9	348.5	337.9

Per share amount	$0.17	$0.01	$1.00	$0.48

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Six Months Ended	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic earnings per common share:
Earnings	$423	$100	$846	$231
Weighted average common shares outstanding	339.3	331.7	339.3	331.7

Per share amount	$1.24	$0.30	$2.49	$0.70

Diluted earnings per common share:
Earnings	$423	$100	$846	$231

Weighted average common shares outstanding	339.3	331.7	339.3	331.7
Add effect of dilutive securities:
Share-based awards and other	7.0	4.4	7.0	4.4

Diluted weighted average common shares outstanding	346.3	336.1	346.3	336.1

Per share amount	$1.22	$0.30	$2.44	$0.69

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended July 2, 2011, the assumed exercise of 8.0 million and 8.8 million stock options, respectively, and the assumed vesting of 0.3 million and 0.2 million restricted stock units, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended July 3, 2010, the assumed exercise of 19.1 million and 18.9 million stock options, respectively, and the assumed vesting of 1.2 million and 0.7 million restricted stock units, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.2 billion and $4.2 billion at July 2, 2011 and December 31, 2010, respectively. Of these amounts, $63 million and $226 million, respectively, were restricted. The decrease in the Company’s cash and cash equivalents from December 31, 2010 to July 2, 2011 is reflective of the Company’s contribution of $3.2 billion of cash and cash equivalents to Motorola Mobility, which included $160 million of restricted cash.

Sigma Fund

The Sigma Fund consists of the following:

	July 2, 2011		December 31, 2010
Fair Value	Current	Non-current	Current	Non-Current
Cash	$1,988	$—	$2,355	$—
Securities:
U.S. government and agency obligations	2,434	—	2,291	—
Corporate bonds	—	21	—	58
Asset-backed securities	—	—	—	1
Mortgage-backed securities	—	7	—	11

	$4,422	$28	$4,646	$70

During the three months ended July 2, 2011, the Company recorded de minimus gains on Sigma Fund investments, compared to a net loss of $4 million during the three months ended July 3, 2010, in Other income (expense) in the condensed consolidated statement of operations. During the six months ended July 2, 2011, the Company recorded de minimus losses on Sigma Fund investments, compared to gains of $12 million during the six months ended July 3, 2010, in Other income (expense) in the condensed consolidated statement of operations.

Investments

Investments consist of the following:

	Recorded Value		Less
July 2, 2011	Short-term Investments	Investments	Unrealized Gains	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	2	11	—	13
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	—	30	19	11

	2	61	19	44
Other securities, at cost	—	104	—	104
Equity method investments	—	10	—	10

	$2	$175	$19	$158

	Recorded Value		Less
December 31, 2010	Short-term Investments	Investments	Unrealized Gains	Cost Basis
Certificates of deposit	$7	$—	$—	$7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	2	11	—	13
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	—	12	4	8

	9	43	4	48
Other securities, at cost	—	113	—	113
Equity method investments	—	16	—	16

	$9	$172	$4	$177

During the three months ended July 2, 2011, the Company recorded no investment impairment charges. During the three months ended July 3, 2010, the Company recorded investment impairment charges of $9 million, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to common stock and equivalents and other securities recorded at cost. During the six months ended July 2, 2011 and July 3, 2010, the Company recorded investment impairment charges of $3 million and $18 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to common stock and equivalents and other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Accounts Receivable, Net

Accounts receivable, net, consists of the following:

	July 2, 2011	December 31, 2010
Accounts receivable	$1,596	$1,596
Less allowance for doubtful accounts	(50)	(49)

	$1,546	$1,547

Inventories, Net

Inventories, net, consist of the following:

	July 2, 2011	December 31, 2010
Finished goods	$398	$386
Work-in-process and production materials	284	292

	682	678
Less inventory reserves	(160)	(157)

	$522	$521

Other Current Assets

Other current assets consist of the following:

	July 2, 2011	December 31, 2010
Costs and earnings in excess of billings	$314	$291
Contract-related deferred costs	163	160
Tax-related refunds receivable	105	116
Other	147	181

	$729	$748

Property, Plant and Equipment, Net

Property, plant and equipment, net, consists of the following:

	July 2, 2011	December 31, 2010
Land	$70	$71
Building	769	804
Machinery and equipment	2,115	2,094

	2,954	2,969
Less accumulated depreciation	(2,055)	(2,047)

	$899	$922

Depreciation expense for the three months ended July 2, 2011 and July 3, 2010 was $40 million and $35 million, respectively. Depreciation expense for the six months ended July 2, 2011 and July 3, 2010 was $81 million and $71 million, respectively.

Other Assets

Other assets consist of the following:

	July 2, 2011	December 31, 2010
Long-term receivables, net of allowances of $6 and $1	$272	$251
Intangible assets, net of accumulated amortization of $1,047 and $947	146	246
Other	223	237

	$641	$734

Accrued Liabilities

Accrued liabilities consist of the following:

	July 2, 2011	December 31, 2010
Deferred revenue	$760	$746
Compensation	336	558
Distribution-related obligation	300	—
Billings in excess of costs and earnings	251	226
Tax liabilities	146	179
Customer reserves	112	117
Other	885	748

	$2,790	$2,574

As part of the Distribution of Motorola Mobility, the Company has an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which $75 million was paid to Motorola Mobility on July 22, 2011.

Other Liabilities

Other liabilities consist of the following:

	July 2, 2011	December 31, 2010
Defined benefit plans, including split dollar life insurance policies	$2,025	$2,113
Deferred revenue	293	274
Postretirement health care benefit plan	286	277
Unrecognized tax benefits	102	70
Other	309	311

	$3,015	$3,045

Stockholders’ Equity

Separation of Motorola Mobility: As a result of the Distribution on January 4, 2011, certain equity balances were transferred by the Company to Motorola Mobility including: (i) $1 million in Foreign currency translation adjustments, net of tax of a de minimus amount, (ii) $9 million in Fair value adjustments to available for sale securities, net of tax of $5 million, and (iii) $8 million in Retirement benefit adjustments, net of tax of $4 million. The distribution of net assets and these equity balances were effected by way of a pro rata dividend to Motorola Solutions stockholders, which reduced retained earnings and additional paid in capital by $5.3 billion.

Share Repurchase Program: On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012, subject to market conditions. All repurchased shares are expected to be retired.

Payment of Dividends: Also on July 28, 2011, the Company announced that its Board of Directors approved the initiation of a regular quarterly cash dividend on the Company’s outstanding common stock. The Board of Directors approved a cash dividend of $0.22 per share of common stock payable on October 14, 2011 to shareholders of record as of the close of business on September 15, 2011.

4.	Debt and Credit Facilities

During the six months ended July 2, 2011, the Company repurchased $540 million of its outstanding long-term debt for a purchase price of $615 million, excluding approximately $6 million of accrued interest, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025, (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028, and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $81 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

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

During the first quarter of 2011, the Company terminated its $1.5 billion domestic syndicated revolving credit facility scheduled to mature December 2011 and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 2, 2011. The Company has no outstanding borrowings under the 2011 Motorola Solutions Credit Agreement.

5.	Risk Management

Derivative Financial Instruments

Foreign Currency Risk

At July 2, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $665 million, compared to $1.5 billion outstanding at December 31, 2010. The decrease in outstanding contracts is primarily related to the Distribution of Motorola Mobility. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2011	December 31, 2010
Chinese Renminbi	$(424)	$(423)
Malaysian Ringgit	45	64
Euro	42	(195)
British Pound	24	187
Israeli Shekel	24	(5)

Interest Rate Risk

At July 2, 2011, the Company had $2.2 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company’s European subsidiaries has an outstanding interest rate agreement (“Interest Agreement”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreement changes the characteristics of interest payments from variable to fixed-rate payments. The Interest Agreement is not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreement are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreement was in a liability position of $3 million at both July 2, 2011 and December 31, 2010.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 2, 2011, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of July 2, 2011, the Company was exposed to an aggregate credit risk of approximately $3 million with all counterparties.

The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company, including amounts held for disposition, at July 2, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Assets		Liabilities
July 2, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	1	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	1		4

Total derivatives	$3		$4

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	15	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	4		18

Total derivatives	$5		$18

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations, including amounts related to discontinued operations, for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Statement of Operations Location
Gain (Loss) on Derivative Instruments	July 2, 2011	July 3, 2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$(3)	$(4)	Other income (expense)
Foreign exchange contracts	(8)	22	Other income (expense)

Total derivatives not designated as hedging instruments	$(11)	$18

	Six Months Ended		Statement of Operations Location
Gain (Loss) on Derivative Instruments	July 2, 2011	July 3, 2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$(5)	$(8)	Other income (expense)
Foreign exchange contracts	(15)	31	Other income (expense)

Total derivatives not designated as hedging instruments	$(20)	$23

The following table summarizes the gains and losses recognized in the condensed consolidated financial statements, including amounts related to discontinued operations, for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	July 2, 2011	July 3, 2010
Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$—	$(6)	Accumulated other comprehensive loss
Gain reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	2	3	Cost of sales/Sales

	Six Months Ended		Financial Statement Location
Foreign Exchange Contracts	July 2, 2011	July 3, 2010
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in Accumulated other comprehensive loss (effective portion)	$3	$(3)	Accumulated other comprehensive loss
Gain reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	2	3	Cost of sales/Sales

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

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 2, 2011 was $2.3 billion, compared to a face value of $2.2 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.	Income Taxes

At July 2, 2011 and December 31, 2010, the Company had valuation allowances of $283 million and $502 million, respectively, including $258 million and $187 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the three months ended April 2, 2011, the Company reassessed its valuation allowance requirements taking into consideration the Distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. As a result, the Company recorded a $244 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets. During the three months ended July 2, 2011, the U.S. valuation allowance was reduced by $34 million for deferred tax assets related to future capital losses that the Company expects to utilize due to the capital gain realized on the disposition of the Networks business. The U.S. valuation allowance as of July 2, 2011 relates primarily to state tax carryforwards. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was adjusted for current year activity, exchange rate variances and a $34 million increase for loss carryforwards the Company expects to expire unutilized. The Company believes the remaining deferred tax assets are more-likely-than-not to be realized based on estimates of future taxable income and the implementation of tax planning strategies.

The Company had unrecognized tax benefits of $233 million and $198 million, at July 2, 2011 and December 31, 2010, respectively, of which approximately $175 million and $20 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

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

Pension Benefit Plans

The net periodic pension costs for the U.S. Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”) and Non-U.S. plans were as follows:

	July 2, 2011			July 3, 2010
Three Months Ended	U.S. Regular Pension	Officers’ and MSPP	Non U.S.	U.S. Regular Pension	Officers’ and MSPP	Non U.S.
Service cost	$—	$—	$8	$—	$—	$6
Interest cost	83	—	31	85	1	21
Expected return on plan assets	(96)	—	(35)	(94)	—	(20)
Amortization of:
Unrecognized net loss	46	1	5	36	—	4
Unrecognized prior service cost	—	—	(5)	—	—	(1)
Settlement/curtailment loss	—	3	(9)	—	1	—

Net periodic pension cost	$33	$4	$(5)	$27	$2	$10

	July 2, 2011			July 3, 2010
Six Months Ended	U.S. Regular Pension	Officers’ and MSPP	Non U.S.	U.S. Regular Pension	Officers’ and MSPP	Non U.S.
Service cost	$—	$—	$14	$—	$—	$13
Interest cost	170	1	49	171	1	49
Expected return on plan assets	(194)	—	(55)	(189)	—	(48)
Amortization of:
Unrecognized net loss	93	2	8	74	1	10
Unrecognized prior service cost	—	—	(7)	—	—	(2)
Settlement/curtailment loss	—	4	(9)	—	2	—

Net periodic pension cost	$69	$7	$—	$56	$4	$22

During the six months ended July 2, 2011, contributions of $23 million were made to the Company’s Non-U.S. plans, $6 million to its Officers’ plan and $110 million to the Company’s Regular Pension Plan.

During the three months ended July 2, 2011, the Company recognized a curtailment gain in its United Kingdom defined benefit plan, offset by a settlement loss in its Japan defined benefit plan, due to the Networks Transaction. As a result, the Company recorded a net gain of $9 million to Other charges in the Company’s condensed consolidated statements of operations.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 3, 2010	July 3, 2010
Service cost	$1	$2	$2	$3
Interest cost	6	6	12	13
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of:
Unrecognized net loss	3	3	6	5
Unrecognized prior service cost	—	(1)	—	(1)

Net postretirement health care expense	$6	$6	$12	$12

The Company made no contributions to its postretirement healthcare fund during the three and six months ended July 2, 2011.

8.	Share-Based Compensation Plans

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Share-based compensation expense included in:
Costs of sales	$5	$5	$8	$9
Selling, general and administrative expenses	25	20	54	40
Research and development expenditures	9	11	16	20

Share-based compensation expense included in Operating earnings	39	36	78	69
Tax benefit	13	11	25	21

Share-based compensation expense, net of tax	$26	$25	$53	$48
Decrease in basic earnings per share	$(0.08)	$(0.08)	$(0.16)	$(0.15)
Decrease in diluted earning per share	$(0.08)	$(0.08)	$(0.15)	$(0.14)
Share-based compensation expense in discontinued operations	$5	$40	$13	$79

For the three months ended July 2, 2011, the Company granted 4.4 million and 0.5 million RSUs and stock options, respectively. The total compensation expense, net of estimated forfeitures, for these RSUs and stock options was $161 million and $6 million, respectively. For the six months ended July 2, 2011, the Company granted 4.9 million, 3.1 million, and 0.1 million RSUs, stock options and shares of restricted stock, respectively. The total compensation expense, net of estimated forfeitures, for these RSUs, stock options and shares of restricted stock was $180 million, $35 million and $4 million, respectively. The expense will be recognized over a weighted average vesting period of 3 years.

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

In April 2011, the vesting terms of certain awards, granted to Networks employees, were modified to allow for pro rata vesting. These awards were within a few days of vesting at the time of the closing of the sale. This modification resulted in the vesting of 0.3 million RSUs and a de minimus amount of options which would not have otherwise vested, resulting in an additional compensation expense of $5.0 million for the three and six months ended July 2, 2011. Upon the completion of the Networks Transaction on April 29, 2011, approximately 1.3 million unvested RSUs and 0.2 million unvested stock options were cancelled.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 2, 2011 and December 31, 2010 were as follows:

July 2, 2011	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,434	$—	$2,434
Corporate bonds	—	—	21	21
Asset-backed securities	—	0	—	0
Mortgage-backed securities	—	7	—	7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	21	9	—	30
Foreign exchange derivative contracts*	—	3	—	3
Liabilities:
Foreign exchange derivative contracts*	—	1	—	1
Interest agreement derivative contracts	—	3	—	3
*	Includes amounts included in held for disposition.

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,291	$—	$2,291
Corporate bonds	—	43	15	58
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	11	—	11
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	2	10	—	12
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	15	—	15
Interest agreement derivative contracts	—	3	—	3
*	Includes amounts included in held for disposition.

The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Beginning balance	$21	$22	$15	$19
Transfers to Level 3	—	3	21	3
Payments received and securities sold	—	(4)	(18)	(5)
Mark-to-market on Sigma Fund investments included in Other income (expense)	—	1	3	5

Ending balance	$21	$22	$21	$22

At July 2, 2011, the Company had $388 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $1.0 billion at December 31, 2010. The money market funds have quoted market prices that are equivalent to par.

10.	Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	July 2, 2011	December 31, 2010
Long-term receivables	$307	$265
Less allowance for losses	(6)	(1)

	301	264
Less current portion	(29)	(13)

Non-current long-term receivables, net	$272	$251

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

The Company had outstanding commitments to provide long-term financing to third parties totaling $135 million at July 2, 2011, compared to $333 million at December 31, 2010 (including $168 million at December 31, 2010 relating to the Networks business). Of these amounts, $1 million was supported by letters of credit or by bank commitments to purchase long-term receivables at July 2, 2011, compared to $27 million at December 31, 2010. The Company retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled approximately $286 million at July 2, 2011 and is included in Long-term receivables reported in the table above.

The Company had committed to provide financial guarantees relating to customer financing facilities totaling $1 million at July 2, 2011, compared to $10 million at December 31, 2010 (including $6 million at December 31, 2010 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $1 million at both July 2, 2011 and December 31, 2010 (all relating to the sale of long-term receivables).

Sales of Receivables

As of July 2, 2011 and December 31, 2010, the Company had a $200 million committed revolving receivable sales facility, maturing December 2011, for the sale of accounts receivable, which was fully available at both periods. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. The Company had no significant committed facilities for the sale of long-term receivables at July 2, 2011 or at December 31, 2010.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$—	$5	$1	$28
Long-term receivables sales proceeds	17	6	23	9

Total proceeds from one-time sales	17	11	24	37
Cumulative quarterly proceeds received from sales under committed facilities	—	16	—	70

Total proceeds from receivables sales	$17	$27	$24	$107

At July 2, 2011, the Company retained no servicing obligations for sold accounts receivable and $266 million of long-term receivables, compared to $329 million of sold accounts receivable and $277 million of long-term receivables at December 31, 2010.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses

An aging analysis of financing receivables at July 2, 2011 and December 31, 2010 is as follows:

July 2, 2011	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days
Municipal leases secured tax exempt	$11	$—	$—
Commercial loans and leases secured	80	—	6
Commercial loans unsecured	216	—	—

Total long-term receivables	$307	$—	$6

December 31, 2010	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days
Municipal leases secured tax exempt	$16	$—	$—
Commercial loans and leases secured	67	1	—
Commercial loans unsecured	182	—	—

Total long-term receivables	$265	$1	$—

The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned with and comparable to the rating systems utilized by independent rating agencies.

The Company policy for valuing the allowance for credit losses is on an individual review basis. All customer financing receivables with past due balances greater than 90 days are reviewed for collectability. The value of impairment is calculated based on the net present value of anticipated future cash streams from the customer. The Company did not have any financing receivables past due over 90 days as of July 2, 2011 or December 31, 2010.

At July 2, 2011, long-term receivables included an impaired loan of $49 million with a related reserve for credit losses of $5 million. The Company recognizes interest income on impaired loans on a cash basis with cash receipts recorded as interest income when received. The average recorded investment in this impaired loan during both the three and six months ended July 2, 2011 was $48 million. Interest income recognized during the period the loan was impaired was de minimus.

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

Other

The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $251 million, of which the Company accrued $8 million at July 2, 2011 for potential claims under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against second parties for certain payments made by the Company.

In addition, pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

During the three months ended July 2, 2011, the Company recorded $48 million of net charges related to legal matters to Other charges in the Company’s condensed consolidated statements of operations. The net charges primarily related to a contingent reserve for a suit in which the Company has assessed the likelihood of having to pay as probable.

12.	Segment Information

The following table summarizes the Net sales by segment:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Government	$1,308	$1,262	$2,497	$2,394
Enterprise	747	674	1,442	1,282

	$2,055	$1,936	$3,939	$3,676

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Government	$111	$117	$215	$209
Enterprise	59	44	125	72

Operating earnings	170	161	340	281
Total other income (expense)	(97)	(32)	(94)	(43)

Earnings from continuing operations before income taxes	$73	$129	$246	$238

13.	Reorganization of Businesses

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

2011 Charges

During the three months ended July 2, 2011, the Company recorded net reorganization of business charges of $17 million, primarily under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $17 million are charges of $13 million for exit costs and $5 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.

During the six months ended July 2, 2011, the Company recorded net reorganization of business charges of $25 million, including $3 million of charges in Costs of sales and $22 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $25 million are charges of $14 million for employee separation costs and $13 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

July 2, 2011	Three Months Ended	Six Months Ended
Government	$10	$18
Enterprise	7	7

	$17	$25

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to July 2, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at July 2, 2011
Exit costs	$17	$13	$—	$(16)	$14
Employee separation costs	50	14	(2)	(36)	26

	$67	$27	$(2)	$(52)	$40

Exit Costs

At January 1, 2011, the Company had an accrual of $17 million for exit costs attributable to lease terminations. During the first half of 2011, the additional 2011 charges were $13 million primarily related to the exit of leased facilities. The $16 million used reflects cash payments. The remaining accrual of $14 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 2, 2011, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $50 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,000 employees who began receiving payments in 2011. The 2011 additional charges of

$14 million represent severance costs for approximately an additional 200 employees, of whom substantially all were indirect employees. The adjustment of $2 million reflects reversals of accruals no longer needed. The $36 million used reflects cash payments. The remaining accrual of $26 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 2, 2011, is expected to be paid, generally, within one year to approximately 1,000 employees, who have either been severed or notified to be severed and have begun or will begin receiving payments.

2010 Charges

During the three months ended July 3, 2010, the Company recorded net reorganization of business charges of $20 million, including $6 million of charges in Costs of sales and $14 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $21 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.

During the six months ended July 3, 2010, the Company recorded net reorganization of business charges of $20 million, including $7 million of charges in Costs of sales and $13 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $27 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

July 3, 2010	Three Months Ended	Six Months Ended
Government	$15	$15
Enterprise	5	5

	$20	$20

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to July 3, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at July 3, 2010
Exit costs	$16	$—	$(2)	$(7)	$7
Employee separation costs	31	27	(5)	(27)	26

	$47	$27	$(7)	$(34)	$33

During the first half of 2010, approximately 500 employees, of whom substantially all were indirect employees, were separated from the Company, resulting in charges of $27 million. These charges were offset by adjustments of $5 million, reflecting reversals of accruals no longer needed, and $27 million used for cash payments. At July 3, 2010, the Company had accruals of $7 million and $26 million, for exit costs attributable to lease terminations and employee separation costs, respectively.

14.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	July 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$642	$596	$642	$532
Patents	277	237	277	211
Customer-related	148	100	148	90
Licensed technology	25	18	25	18
Other intangibles	101	96	101	96

	$1,193	$1,047	$1,193	$947

Amortization expense on intangible assets was $50 million for both the three months ended July 2, 2011 and July 3, 2010. Amortization expense on intangible assets was $100 million and $101 million for the six months ended July 2, 2011 and July 3, 2010, respectively. As of July 2, 2011, annual amortization expense is estimated to be $200 million in 2011, $25 million in 2012, $9 million in 2013, $7 million in 2014 and $2 million in 2015.

Amortized intangible assets, excluding goodwill, by segment:

	July 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$ 140	$ 133	$ 140	$130
Enterprise	1,053	914	1,053	817

	$1,193	$1,047	$1,193	$947

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2011 to July 2, 2011:

	Government	Enterprise	Total
Balances as of January 1, 2011:
Aggregate goodwill acquired	$350	$2,643	$2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,079	$1,429
Goodwill acquired	—	—	—
Balances as of July 2, 2011:
Aggregate goodwill acquired	$350	$2,643	$2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,079	$1,429

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the condensed consolidated financial statements of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for the three and six months ended July 2, 2011 and July 3, 2010, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the Company’s Form 8-K filed on May 12, 2011 to reflect: (i) the revised presentation of the Company’s segments as a result of the realignment of its operations into two segments: Government and Enterprise, and (ii) the reclassification of the historical financial results of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) as discontinued operations.

Executive Overview

Recent Developments

On July 19, 2010, the Company announced an agreement to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) (the “Transaction”). On April 12, 2011, the Company announced certain amendments to the Transaction. On April 29, 2011, the Company completed the Transaction, as amended. Based on the terms and conditions of the amended sale agreement, certain assets including $150 million of accounts receivable and the Company’s iDEN infrastructure business were excluded from the Transaction. Based on the terms and conditions of the Transaction, the sale is subject to a purchase price adjustment that is contingent upon the review of final assets and liabilities transferred to NSN and is based on the change in net assets from the original agreed upon sale date. The Company expects to settle the purchase price adjustment with NSN in the second half of 2011.

During the three months ended July 2, 2011, the Company recorded a pre-tax gain related to the completion of the Transaction of $488 million, net of closing costs and the expected purchase price adjustment, to Gains on sales of investments and business, net, within the discontinued operations in the Company’s condensed consolidated statements of operations. The cash proceeds, including the $150 million of accounts receivable collected after the Transaction closed, were $1.0 billion, net of taxes, assignment fees, the expected purchase price adjustment and other transaction-related fees and expenses. A significant amount of the cash proceeds were received in the U.S. As of July 2, 2011, regulatory approvals required to complete the Transaction in certain countries are still in-process and are expected to be completed in the second half of 2011. Until these approvals are received, the Company will maintain the assets and liabilities associated with these countries in assets and liabilities held for sale in the Company’s condensed consolidated balance sheets. The results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations for all periods presented.

On January 4, 2011, the distribution by the Company of all the common stock of Motorola Mobility was completed (the “Distribution”). Immediately following the Distribution, the Company changed its name from Motorola, Inc. to Motorola Solutions, Inc. The Distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented.

Reporting Segments

As of the first quarter of 2011, the Company reports financial results for the following two segments:

•

Government: Our Government segment includes sales of two-way radios and public safety systems. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks. In the second quarter of 2011, the segment’s net sales were $1.3 billion, representing 64% of the Company’s consolidated net sales.

•

Enterprise: Our Enterprise segment includes sales of enterprise mobile computing devices, scanning devices, wireless broadband systems, RFID data capture solutions and iDEN infrastructure. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products. In the second quarter of 2011, the segment’s net sales were $747 million, representing 36% of the Company’s consolidated net sales.

Second Quarter Summary

•	Our net sales were $2.1 billion in the second quarter of 2011, up 6% compared to net sales of $1.9 billion in the second quarter of 2010.

•

We had operating earnings of $170 million in the second quarter of 2011, compared to operating earnings of $161 million in the second quarter of 2010. Operating margin was 8.3% of net sales in both the second quarter of 2011 and the second quarter of 2010.

•

We had earnings from continuing operations, net of tax, of $58 million, or $0.17 per diluted common share, in the second quarter of 2011, compared to earnings from continuing operations, net of tax, of $3 million, or $0.01 per diluted common share, in the second quarter of 2010. The increase in earnings from continuing operations, net of tax, was primarily driven by lower income taxes.

•	We generated cash from operating activities of $333 million in the first half of 2011, compared to $162 million in the first half of 2010.

Highlights for each of our segments are as follows:

•

Government: Net sales were $1.3 billion during both the second quarter of 2011 and 2010. On a geographic basis, net sales increased in North America, Latin America and Asia and decreased in the Europe, Middle East and Africa region (“EMEA”) compared to the year-ago quarter.

•

Enterprise: Net sales were $747 million in the second quarter of 2011, an increase of 11% compared to net sales of $674 million in the second quarter of 2010. On a geographic basis, net sales increased in North America, EMEA, and Asia and decreased in Latin America compared to the year-ago quarter.

Looking Forward

Our Government segment showed continued growth in the second quarter. Although the government budget environment remains challenging in the U.S. and in parts of Western Europe in particular, there are signs of improvement as tax receipts continue to increase and approach 2008 levels. Our customers continue to prioritize funding of their public safety communication needs, and we remain focused on helping them find ways to fund system upgrades, improve interoperability and meet spectrum narrow-banding requirements. In addition, governments are increasingly examining their operations for the productivity and efficiency improvements that our solutions enable.

Our Enterprise segment demonstrated sustained momentum in the second quarter driven by retailers that continue to invest in technology to drive sales growth. Our solutions have a high return on investment, and with increasing demands for real-time information and rapid increases in knowledge workers, we expect continued sales growth.

Private public safety broadband networks based on the long-term evolution (“LTE”) standard are an important next generation tool for our first-responder customers. There is increasing support from our U.S. first-responder customers’ position to dedicate the 700Mhz D-Block to public safety, which would efficiently and effectively double the spectrum available for public safety grade broadband data networks. We have been investing in research and development for next generation public safety, and our expertise in both public and private networks makes us uniquely qualified to provide LTE solutions. The development of this market is an important part of our overall growth strategy for government and public safety.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 2, 2011	% of Sales	July 3, 2010	% of Sales	July 2, 2011	% of Sales	July 3, 2010	% of Sales
Net sales from products	$1,524		$1,438		$2,948		$2,729
Net sales from services	531		498		991		947

Net sales	2,055		1,936		3,939		3,676
Costs of products sales	685	44.9%	656	45.6%	1,341	45.5%	1,250	45.8%
Costs of services sales	331	62.3%	315	63.3%	617	62.3%	608	64.2%

Costs of sales	1,016		971	50.2%	1,958		1,858	50.5%
Gross margin	1,039	50.6%	965	49.8%	1,981	50.3%	1,818	49.5%

Selling, general and administrative expenses	492	23.9%	471	24.3%	960	24.4%	925	25.2%
Research and development expenditures	271	13.2%	269	13.9%	520	13.2%	527	14.3%
Other charges	106	5.2%	64	3.3%	161	4.1%	85	2.4%

Operating earnings	170	8.3%	161	8.3%	340	8.6%	281	7.6%

Other income (expense):
Interest expense, net	(21)	(1.0)%	(35)	(1.8)%	(41)	(1.0)%	(68)	(1.8)%
Gains on sales of investments and businesses, net	1	0.0%	33	1.7%	19	0.5%	40	1.1%
Other expense	(77)	(3.7)%	(30)	(1.6)%	(72)	(1.9)%	(15)	(0.4)%

Total other income (expense)	(97)	(4.7)%	(32)	(1.7)%	(94)	(2.4)%	(43)	(1.1)%

Earnings from continuing operations before income taxes	73	3.6%	129	6.6%	246	6.2%	238	6.5%
Income tax expense (benefit)	17	0.9%	122	6.2%	(169)	(4.3)%	135	3.7%

	56	2.7%	7	0.4%	415	10.5%	103	2.8%
Less: Earnings (loss) attributable to noncontrolling interests	(2)	(0.1)%	4	0.2%	(8)	(0.2)%	3	0.1%

Earnings from continuing operations*	58	2.8%	3	0.2%	423	10.7%	100	2.7%
Earnings from discontinued operations, net of tax	291	14.2%	159	8.2%	423	10.8%	131	3.6%

Net earnings	$349	17.0%	$162	8.4%	$846	21.5%	$231	6.3%

Earnings per diluted common share:
Continuing operations	$0.17		$0.01		$1.22		$0.30
Discontinued operations	0.83		0.47		1.22		0.39

	$1.00		$0.48		$2.44		$0.69

* Amounts attributable to Motorola Solutions, Inc. common stockholders.

Results of Operations—Three months ended July 2, 2011 compared to three months ended July 3, 2010

Net Sales

Net sales were $2.1 billion in the second quarter of 2011, up 6% compared to net sales of $1.9 billion in the second quarter of 2010. The increase in net sales reflects: (i) a $73 million, or 11%, increase in net sales in the Enterprise segment, and (ii) a $46 million, or 4%, increase in net sales in the Government segment.

Gross Margin

Gross margin was $1.0 billion, or 50.6% of net sales, in the second quarter of 2011, compared to $965 million, or 49.8% of net sales, in the second quarter of 2010. The increase in gross margin reflects higher gross margins in both segments, primarily driven by the increase in net sales and product mix. The increase in gross margin as a percentage of net sales in the second quarter of 2011 compared to the second quarter of 2010 reflects an increase in gross margin percentage in both segments. The Company’s overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 4% to $492 million, or 23.9% of net sales, in the second quarter of 2011, compared to $471 million, or 24.3% of net sales, in the second quarter of 2010. The increase in SG&A expenses reflects higher SG&A expenses in both segments. The increase in both segments was primarily due to (i) an increase in selling and marketing expenses related to the increase in net sales, and (ii) increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. The increases in employee benefit-related expenses are primarily due to an increase in pension-related expenses and the reinstatement of the Company’s 401(k) matching contributions. SG&A expenses as a percentage of net sales decreased in the Enterprise segment and slightly increased in the Government segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 1% to $271 million, or 13.2% of net sales, in the second quarter of 2011, compared to $269 million, or 13.9% of net sales, in the second quarter of 2010. The increase in R&D expenditures reflects higher R&D expenditures in the Enterprise segment and relatively flat R&D expenditures in the Government segment. The increase in the Enterprise segment was primarily due to higher developmental engineering expenditures for new product development, investment in next-generation technologies and increased employee benefit-related expenses. R&D expenditures as a percentage of net sales decreased in both segments. The Company participates in competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $106 million in Other charges in the second quarter of 2011, compared to net charges of $64 million in the second quarter of 2010. The net charges in the second quarter of 2011 included: (i) $50 million of charges relating to the amortization of intangibles, (ii) $48 million of charges for legal matters, net, (iii) $17 million of net reorganization of business charges, partially offset by a $9 million pension plan adjustments, net, related to the Networks Transaction. The charges in the second quarter of 2010 included: (i) $50 million of charges relating to the amortization of intangibles, and (ii) $14 million of net reorganization of business charges included in Other charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $21 million in the second quarter of 2011, compared to net interest expense of $35 million in the second quarter of 2010. Net interest expense in the second quarter of 2011 included interest expense of $40 million, partially offset by interest income of $19 million. Net interest expense in the second quarter of 2010 includes interest expense of $56 million, partially offset by interest income of $21 million. The decrease in net interest expense in the second quarter of 2011 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the second quarter of 2011 compared to the second quarter of 2010. Additionally, interest income decreased due to lower average cash and cash equivalents during the second quarter of 2011 compared to the second quarter of 2010.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $1 million in the second quarter of 2011, compared to $33 million in the second quarter of 2010. In the second quarter of 2011, the net gains were primarily comprised of gains related to sales of certain of the Company’s equity investments. In the second quarter of 2010, the net gains were primarily comprised of a $31 million gain on a sale of a single investment.

Other

Net Other expense was $77 million in the second quarter of 2011, compared to net Other expense of $30 million in the second quarter of 2010. The net Other expense in the second quarter of 2011 was primarily comprised of an $81 million loss from the extinguishment of debt, partially offset by $6 million of foreign currency gains. The net Other expense in the second quarter of 2010 was primarily comprised of: (i) a $12 million loss from the extinguishment of debt, (ii) $9 million of investment impairments, (iii) $4 million of foreign currency losses, and (iv) $4 million of net losses from Sigma Fund investments.

Effective Tax Rate

The Company recorded $17 million of net tax expense in the second quarter of 2011, resulting in an effective tax rate of 23%, compared to $122 million of net tax expense in the second quarter of 2010, resulting in an effective tax rate of 95%. The Company’s effective tax rate in the second quarter of 2011 was lower than the U.S. statutory tax rate of 35% primarily due to a pension curtailment gain for which no tax expense was recorded.

The Company’s effective tax rate in the second quarter of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings, offset by a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies

Earnings from Continuing Operations

The Company had net earnings from continuing operations before income taxes of $73 million in the second quarter of 2011, compared with net earnings from continuing operations before income taxes of $129 million in the second quarter of 2010. After taxes, and excluding Loss attributable to noncontrolling interests, the Company had net earnings from continuing operations of $58 million, or $0.17 per diluted share, in the second quarter of 2011, compared to a net earnings from continuing operations of $3 million, or $0.01 per diluted share, in the second quarter of 2010.

The decrease in net earnings from continuing operations was primarily driven by: (i) a $74 million increase in gross margin, and (ii) a $105 million decrease in income tax expense, offset by: (i) a $65 million increase in Other income (expense), (ii) a $42 million increase in Other charges, and (iii) a $21 million increase in SG&A.

Earnings from Discontinued Operations

In the second quarter of 2011, the Company had after-tax earnings from discontinued operations of $291 million, or $0.83 per diluted share, primarily from the $488 million pre-tax gain on the sale of the Networks business. In the second quarter of 2010, the Company had after-tax earnings from discontinued operations of $159 million, or $0.47 per diluted share, from Motorola Mobility and the Networks business.

Results of Operations—Six months ended July 2, 2011 compared to six months ended July 3, 2010

Net Sales

Net sales were $3.9 billion in the first half of 2011, up 7% compared to net sales of $3.7 billion in the first half of 2010. The increase in net sales reflects: (i) a $160 million, or 12%, increase in net sales in the Enterprise segment, and (ii) a $103 million, or 4%, increase in net sales in the Government segment.

Gross Margin

Gross margin was $2.0 billion, or 50.3% of net sales, in the first half of 2011, compared to $1.8 billion, or 49.5% of net sales, in the first half of 2010. The increase in gross margin reflects higher gross margins in both segments, primarily driven by the increase in net sales and product mix. The increase in gross margin as a percentage of net sales in the first half of 2011 compared to the first half of 2010 reflects an increase in gross margin percentage in both segments. The Company’s overall gross margin as a percentage of net sales is impacted by the proportion of overall net sales generated by its businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 4% to $960 million, or 24.4% of net sales, in the first half of 2011, compared to $925 million, or 25.2% of net sales, in the first half of 2010. The increase in SG&A expenses reflects higher SG&A expenses in both segments. The increase in both segments was primarily due to (i) an increase in selling and marketing expenses related to the increase in net sales, and (ii) increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. The increases in employee benefit-related expenses are primarily due to an increase in pension-related expenses and the reinstatement of the Company’s 401(k) matching contributions. SG&A expenses as a percentage of net sales decreased in the Enterprise segment and slightly increased in the Government segment.

Research and Development Expenditures

R&D expenditures decreased 1% to $520 million, or 13.2% of net sales, in the first half of 2011, compared to $527 million, or 14.3% of net sales, in the first half of 2010. The decrease in R&D expenditures reflects lower R&D expenditures in the Government segment and slightly higher R&D expenditures in the Enterprise segment. The decrease in R&D expenditures in the Government segment was primarily due to savings from cost-reduction initiatives, partially offset by higher developmental engineering expenditures for new product development, investment in next-generation technologies and increased employee benefit-related expenses. The slight increase in R&D expenditures in the Enterprise segment was primarily due to investment in next-generation technologies and increased employee benefit-related expenses. R&D expenditures as a percentage of net sales decreased in both segments. The Company participates in competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $161 million in Other charges in the first half of 2011, compared to net charges of $85 million in the first half of 2010. The net charges in the first half of 2011 included: (i) $100 million of charges relating to the amortization of intangibles, (ii) $48 million of charges for legal matters, net, and (iii) $22 million of net reorganization of business charge, partially offset by a $9 million pension plan adjustments, net, related to the Networks Transaction. The charges in the first half of 2010 included:

(i) $101 million of charges relating to the amortization of intangibles, and (ii) $13 million of net reorganization of business charges included in Other charges, partially offset by a $29 million gain related to a legal settlement. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $41 million in the first half of 2011, compared to net interest expense of $68 million in the first half of 2010. Net interest expense in the first half of 2011 included interest expense of $74 million, partially offset by interest income of $33 million. Net interest expense in the first half of 2010 includes interest expense of $116 million, partially offset by interest income of $48 million. The decrease in net interest expense in the first half of 2011 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the first half of 2011 compared to the first half of 2010 and the reversal of an interest accrual that was no longer needed. Additionally, interest income decreased due to lower average cash and cash equivalents during the first half of 2011 compared to the first half of 2010.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $19 million in the first half of 2011, compared to gains on sales of investments and businesses of $40 million in the first half of 2010. In the first half of 2011, the net gains were primarily comprised of gains related to sales of certain of the Company’s equity investments. In the first half of 2010, the net gains were primarily comprised of a $31 million gain on a sale of a single investment.

Other

Net Other expense was $72 million in the first half of 2011, compared to net Other expense of $15 million in the first half of 2010. The net Other expense in the first half of 2011 was primarily comprised of (i) $81 million loss from the extinguishment of debt, and (ii) $3 million of investment impairments, partially offset by $11 million of foreign currency gain. The net Other expense in the first half of 2010 was primarily comprised of: (i) $18 million of investment impairments, and (ii) a $12 million loss from the extinguishment of debt, partially offset by: (i) $12 million of net gains from Sigma Fund investments, and (ii) $7 million of foreign currency gains.

Effective Tax Rate

The Company recorded $169 million of net tax benefits in the first half of 2011, resulting in a negative effective tax rate on continuing operations, compared to $135 million of net tax expense in the first half of 2010, resulting in an effective tax rate of 57%. The Company’s negative effective tax rate in the first half of 2011 was primarily related to the recording of a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets. The valuation allowances on the Company’s deferred tax assets are discussed further in Note 6, “Income Taxes,” of the Company’s condensed consolidated financial statements.

The Company’s effective tax rate in the first half of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings and a non-cash tax charge related to the Medicare Part D subsidy tax law change, partially offset by reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Earnings from Continuing Operations

The Company had net earnings from continuing operations before income taxes of $246 million in the first half of 2011, compared with net earnings from continuing operations before income taxes of $238 million in the first half of 2010. After taxes, and excluding Earnings attributable to noncontrolling interests, the Company had net earnings from continuing operations of $423 million, or $1.22 per diluted share, in the first half of 2011, compared to a net earnings from continuing operations of $100 million, or $0.30 per diluted share, in the first half of 2010.

The increase in net earnings from continuing operations was primarily driven by a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets recorded during the first quarter of 2011 and an $163 million increase in gross margin, partially offset by a $76 million increase in Other charges.

Earnings from Discontinued Operations

In the first half of 2011, the Company had after-tax earnings from discontinued operations of $423 million, or $1.22 per diluted share, substantially from the operations and gain from the sale of the Networks business. In the first half of 2010, the Company had an after-tax earnings from discontinued operations of $131 million, or $0.39 per diluted share, from Motorola Mobility and the Networks business.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended July 2, 2011 and July 3, 2010 as detailed in Note 12, “Segment Information,” of the Company’s condensed consolidated financial statements.

Government Segment

For the second quarter of 2011, the segment’s net sales represented 64% of the Company’s consolidated net sales, compared to 65% in the second quarter of 2010. For the first half of 2011, the segment’s net sales represented 63% of the Company’s consolidated net sales, compared to 65% in the first half of 2010.

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
Segment net sales	$1,308	$1,262	4%	$2,497	$2,394	4%
Operating earnings	111	117	(5)%	215	209	3%

Three months ended July 2, 2011 compared to three months ended July 3, 2010

The segment’s net sales were $1.3 billion during both the second quarter of 2011 and 2010. The increase in net sales in the Government segment reflects an increase in radio sales and service revenues. On a geographic basis, net sales increased in North America, Latin America and Asia and decreased in the Europe, Middle East and Africa (“EMEA”) region compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 64% of the segment’s net sales in both the second quarter of 2011 and the second quarter of 2010.

The segment had operating earnings of $111 million in the second quarter of 2011, compared to operating earnings of $117 million in the second quarter of 2010. The decrease in operating earnings was primarily due to an increase in Other charges and SG&A expenses, partially offset by an increase in gross margin, driven by the 4% increase in net sales. The increase in Other charges was primarily due to charges from legal matters, net. The increase in SG&A expenses was primarily due to an increase in selling and marketing expenses related to the increase in net sales, and increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in the second quarter of 2011 as compared to the second quarter of 2010, gross margin increased, SG&A expenses slightly increased, and R&D expenditures decreased.

Six months ended July 2, 2011 compared to six months ended July 3, 2010

In the first half of 2011, the segment’s net sales were $2.5 billion, a 4% increase compared to net sales of $2.4 billion in the first half of 2010. The increase in net sales in the Government segment reflects an increase in radio sales and service revenues. On a geographic basis, net sales increased in North America, Latin America and Asia and decreased in the EMEA region compared to the first half of 2010. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in both the first half of 2011 and the first half of 2010.

The segment had operating earnings of $215 million in the first half of 2011, compared to operating earnings of $209 million in the first half of 2010. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 4% increase in net sales, and (ii) a decrease in R&D expenditures, partially offset by increases in Other charges and SG&A expenses. The decrease in R&D expenditures was primarily due to savings from cost-reduction initiatives, partially offset by higher developmental engineering expenditures for new product development and investment in next-generation technologies. The increase in Other charges was primarily due to charges from legal matters, net. The increase in SG&A expenses was primarily due to an increase in selling and marketing expenses related to the increase in net sales and increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in the first half of 2011 as compared to the first half of 2010, gross margin increased, SG&A expenses increased, and R&D expenditures decreased.

Enterprise Segment

For the second quarter of 2011, the segment’s net sales represented 36% of the Company’s consolidated net sales, compared to 35% in the second quarter of 2010. For the first half of 2011, the segment’s net sales represented 37% of the Company’s consolidated net sales, compared to 35% in the first half of 2010.

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
Segment net sales	$747	$674	11%	$1,442	$1,282	12%
Operating earnings (loss)	59	44	34%	125	72	74%

Three months ended July 2, 2011 compared to three months ended July 3, 2010

In the second quarter of 2011, the segment’s net sales were $747 million, an 11% increase compared to net sales of $674 million in the second quarter of 2010. The 11% increase in net sales in the Enterprise segment reflects an increase in mobile computing, wireless network solutions and advanced data capture, partially offset by a decrease in the iDEN infrastructure business. On a geographic basis, net sales increased in North America, EMEA region and Asia and decreased in Latin America compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 46% and 49% of the segment’s net sales in the second quarter of 2011 and the second quarter of 2010, respectively. The decrease in the percentage of net sales in the North America regions reflects an increase in net sales in the EMEA and Asia regions.

The segment had operating earnings of $59 million in the second quarter of 2011, compared to operating earnings of $44 million in the second quarter of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 11% increase in net sales, partially offset by increases in Other charges and SG&A expenses. The increase in Other charges was primarily due to charges from legal matters, net. The increase in SG&A expenses was primarily due to an increase in selling and marketing expenses related to the increase in net sales and increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in the second quarter of 2011 as compared to the second quarter of 2010, gross margin increased, SG&A expenses decreased, and R&D expenditures decreased.

Six months ended July 2, 2011 compared to six months ended July 3, 2010

In the first half of 2011, the segment’s net sales were $1.4 billion, a 12% increase compared to net sales of $1.3 billion in the first half of 2010. The 12% increase in net sales in the Enterprise segment reflects an increase in mobile computing and wireless network solutions, partially offset by a decrease in the iDEN infrastructure business. On a geographic basis, net sales increased in all regions compared to the first half of 2010. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 45% and 50% of the segment’s net sales in the first half of 2011 and the first half of 2010, respectively. The decrease in the percentage of net sales in the North America regions reflects an increase in net sales in the EMEA region.

The segment had operating earnings of $125 million in the first half of 2011, compared to operating earnings of $72 million in the first half of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 12% increase in net sales, partially offset by increases in Other charges and SG&A expenses. The increase in Other charges was primarily due to charges from legal matters, net. The increase in SG&A expenses was primarily due to an increase in selling and marketing expenses related to the increase in net sales, and increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in the first half of 2011 as compared to the first half of 2010, gross margin increased, SG&A expenses decreased, and R&D expenditures decreased.

Reorganization of Businesses

During 2011, the Company implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the second quarter of 2011, the Company recorded net reorganization of business charges of $17 million, including: (i) $13 million for exit costs relating to the exit of leased facilities, and (ii) $5 million relating to the separation of 100 employees, of whom substantially all were indirect employees, partially offset by $1 million of reversals for accruals no longer needed. These charges were substantially all classified as Other charges in the Company’s condensed consolidated statements of operations.

During the second quarter of 2010, the Company’s net reorganization of business charges were $20 million, including $6 million of charges in Costs of sales and $14 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $21 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.

The Company expects to realize cost-saving benefits of approximately $3 million during the remaining six months of 2011 from the plans that were initiated during the first half of 2011, primarily in SG&A expenses. Beyond 2011, the Company expects the reorganization plans initiated during the first half of 2011 to provide annualized cost savings of approximately $6 million, primarily in SG&A expenses.

The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Government	$10	$15	$18	$15
Enterprise	7	5	7	5

	$17	$20	$25	$20

Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $52 million in the first half of 2011, as compared to $34 million in the first half of 2010. Of the $40 million of reorganization of businesses accruals at July 2, 2011, $26 million relate to employee separation costs and are expected to be paid in 2011. The remaining $14 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.2 billion at July 2, 2011, compared to $4.2 billion at December 31, 2010. At July 2, 2011, $206 million of this amount was held in the U.S. and $1.9 billion was held by the Company or its subsidiaries in other countries. At July 2, 2011, restricted cash was $63 million (including $60 million held in the U.S.), compared to $226 million (including $60 million held in the U.S.) at December 31, 2010. The decrease in the Company’s cash and cash equivalents from December 31, 2010 to July 2, 2011 is reflective of the Company’s contribution of $3.2 billion of cash and cash equivalents to Motorola Mobility, which included $160 million of restricted cash, partially offset by $1.0 billion of net cash received from the sale of the Networks business.

The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the first half of 2011, the Company repatriated $1.0 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. The Company has approximately $2.4 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s condensed consolidated statements of operations, given the U.S. Federal tax provisions previously accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse cash tax consequences.

On January 4, 2011, the Distribution of Motorola Mobility from Motorola Solutions was completed. Immediately prior to the Distribution, the Company contributed $3.2 billion of cash and cash equivalents to Motorola Mobility. The contribution is reflected in the Company’s condensed consolidated statements of cash flow in the first half of 2011. The Company has an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which $75 million was paid to Motorola Mobility on July 22, 2011.

During the six months ended July 2, 2011, the Company received cash proceeds from the sale of the Networks business of $1.0 billion, net of taxes, assignment fees, an expected purchase price adjustment and other transaction-related fees and expenses. Included in the cash proceeds were the $150 million of accounts receivable collected after the Transaction closed. A significant amount of the cash proceeds was received in the U.S. Based on the terms and conditions of the Transaction, the sale is subject to a purchase price adjustment that is contingent upon the review of final assets and liabilities transferred to NSN and is based on the change in net assets from the original agreed upon sale date. The Company expects to settle the purchase price adjustment with NSN in the second half of 2011.

Operating Activities

In the first half of 2011, the cash provided by operating activities was $333 million, compared to $162 million of cash provided by operating activities in the first half of 2010. The primary contributors to the cash provided in the first half of 2011 were: (i) income from continuing operations (adjusted for net non-cash charges) of $771 million, (ii) a $338 million decrease in accounts payable and accrued liabilities, and (iii) a $185 million net decrease in other assets and liabilities.

Accounts Receivable: The Company’s net accounts receivable were $1.5 billion at both July 2, 2011 and December 31, 2010. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. See related discussion below under “Sales of Receivables.”

Inventory: The Company’s net inventory was $522 million at July 2, 2011, compared to $521 million at December 31, 2010. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable: The Company’s accounts payable were $625 million at July 2, 2011, compared to $731 million at December 31, 2010. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Benefit Plan Contributions: During the six months ended July 2, 2011, contributions of $23 million were made to the Company’s Non-U.S. plans, $6 million to its Officer’s plan and $110 million to the Company’s Regular Pension Plan. The Company expects to make additional contributions of approximately $125 million to its U.S. Regular Pension Plan during the remainder of 2011. The Company expects to make additional cash contributions of approximately $17 million to its non-U.S. plans and no cash contributions to its retiree health care plan during the remainder of 2011.

Investing Activities

Net cash provided by investing activities was $1.3 billion in the first half of 2011, compared to net cash used of $85 million in the first half of 2010. This $1.3 billion change was primarily due to the proceeds from the sale of the Networks business and the increase in cash received from net sales of Sigma Fund investments.

Sigma Fund: The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows the Company to efficiently manage its cash around the world. The Company had net proceeds from sales of $266 million of Sigma Fund investments in the first half of 2011, compared to $248 million in net purchases of Sigma Fund investments in the first half of 2010. The aggregate fair value of Sigma Fund investments was $4.5 billion at July 2, 2011 (including $1.6 billion held by the Company or its subsidiaries outside the U.S.), compared to $4.7 billion at December 31, 2010 (including $1.9 billion held by the Company or its subsidiaries outside the U.S.).

The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months.

Capital Expenditures: Capital expenditures were $60 million in the first half of 2011, compared to $74 million in the first half of 2010. The Company’s emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses: The Company received $1.1 billion in net proceeds from the sales of investments and businesses, primarily from the sale of the Networks business, in the first half of 2011, compared to proceeds of $239 million in the first half of 2010. The proceeds in the first half of 2011 were primarily comprised of net proceeds received in connection with sales of: (i) Networks business, (ii) certain portions of the Company’s equity investments, and (iii) the Israel-based module business. The proceeds in the first half of 2010 were primarily comprised of net proceeds received in connection with: (i) the sale of our Israel-based wireless networks operator business, and (ii) the sales of certain of the Company’s equity investments.

Financing Activities

Net cash used for financing activities was $3.6 billion in the first half of 2011, compared to net cash provided of $113 million in the first half of 2010. Cash used for financing activities in the first half of 2011 was primarily comprised of: (i) a $3.2 billion cash contribution relating to the Distribution of Motorola Mobility, and (ii) $616 million of cash used for the repurchase of long-term debt, partially offset by: (i) $128 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (ii) $75 million of distributions from discontinued operations. Net cash provided by financing activities in the first half of 2010 was primarily comprised of $531 million of distributions from discontinued operations and $68 million of cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, partially offset by $481 million of cash used for the repurchase of long-term debt.

Short-Term Debt: At July 2, 2011, the Company’s outstanding notes payable and current portion of long-term debt was $606 million, compared to $605 million at December 31, 2010.

Long-Term Debt: At July 2, 2011, the Company had outstanding long-term debt of $1.5 billion, compared to $2.1 billion. at December 31, 2010.

During the six months ended July 2, 2011, the Company repurchased $540 million of its outstanding long-term debt for a purchase price of $615 million, excluding approximately $6 million of accrued interest, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025, (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028, and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of $81 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

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

The three largest U.S. national rating agencies rate the Company’s senior unsecured long-term debt investment grade. The Company believes that it will be able to maintain sufficient access to the capital markets at its current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for the Company and adversely affect its ability to access funds.

The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program: On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012, subject to market conditions. All repurchased shares are expected to be retired.

Payment of Dividends: Also on July 28, 2011, the Company announced that its Board of Directors approved the initiation of a regular quarterly cash dividend on the Company’s outstanding common stock. The Board of Directors approved a cash dividend of $0.22 per share of common stock payable on October 14, 2011 to shareholders of record as of the close of business on September 15, 2011.

Credit Facilities

During the first quarter 2011, the Company terminated its $1.5 billion domestic syndicated revolving credit facility scheduled to mature in December 2011 and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 2, 2011. The Company has no outstanding borrowing under the 2011 Motorola Solutions Credit Agreement.

Long-Term Customer Financing Commitments

Outstanding Commitments: The Company had outstanding commitments to provide long-term financing to third parties totaling $135 million at July 2, 2011, compared to $333 million at December 31, 2010 (including $168 million at December 31, 2010 relating to the Networks business). Of these amounts, $1 million was supported by letters of credit or by bank commitments to purchase long-term receivables at July 2, 2011, compared to $27 million at December 31, 2010. The Company retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled approximately $286 million at July 2, 2011.

Guarantees of Third-Party Debt: The Company had committed to provide financial guarantees relating to customer financing facilities totaling $1 million at July 2, 2011, compared to $10 million at December 31, 2010 (including $6 million at December 31, 2010 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $1 million at both July 2, 2011 and December 31, 2010 (all relating to the sale of long-term receivables).

Outstanding Long-Term Receivables: The Company had net long-term receivables of $301 million (net of allowances for losses of $6 million) at July 2, 2011, compared to net long-term receivables of $264 million (net of allowances for losses of $1 million) at December 31, 2010. These long-term receivables are generally interest bearing, with interest rates ranging from 1% to 13%.

Sales of Receivables

As of July 2, 2011 and December 31, 2010, the Company had a $200 million committed revolving receivable sales facility, maturing December 2011, for the sale of accounts receivable, which was fully available at both periods. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. The Company had no significant committed facilities for the sale of long-term receivables at July 2, 2011 or at December 31, 2010.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$—	$5	$1	$28
Long-term receivables sales proceeds	17	6	23	9

Total proceeds from one-time sales	17	11	24	37
Cumulative quarterly proceeds received from sales under committed facilities	—	16	—	70

Total proceeds from receivables sales	$17	$27	$24	$107

At July 2, 2011, the Company retained no servicing obligations for sold accounts receivable and $266 million of long-term receivables, compared to $329 million of sold accounts receivable and $277 million of long-term receivables at December 31, 2010.

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

During the second quarter of 2011, the Company recorded $48 million of net charges related to legal matters to Other charges in the Company’s condensed consolidated statements of operations. The net charges primarily related to a contingent reserve for a suit in which the Company has assessed the likelihood of having to pay as probable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

At July 2, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $665 million, compared to $1.5 billion outstanding at December 31, 2010. The decrease in outstanding contracts is primarily related to the Distribution of Motorola Mobility. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2011	December 31, 2010
Chinese Renminbi	$(424)	$(423)
Malaysian Ringgit	45	64
Euro	42	(195)
British Pound	24	187
Israeli Shekel	24	(5)

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Overview about: (a) the expected net cash proceeds from the sale of our Networks business, (b) the tax free nature of the Distribution of Motorola Mobility, (c) our business strategies and expected results, (d) our industry and market expectations including demand levels and customer priorities for each of our businesses, and (e) the timing and impact of new product launches, (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company’s ability and cost to repatriate funds, (c) the Company’s ability to declare quarterly dividends, (d) the Company’s ability to repurchase shares of the Company’s common stock under its share repurchase program, (e) the impact of the timing and level of sales of accounts receivable and the geographic location of such sales, (f) the impact of the timing and level of purchases by various businesses and the geographic location of such purchases, (g) expectations for the Sigma Fund and other investments, (h) the Company’s ability and cost to access the capital markets, (i) the Company’s plans with respect to the level of outstanding debt, (j) expected payments pursuant to commitments under long-term agreements, (k) potential contractual damages claims, (l) the outcome of ongoing and future legal proceedings, (m) the completion and impact of pending acquisitions and divestitures, and (n) the impact of recent accounting pronouncements on the Company, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, and (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

Some of the risk factors that affect the Company’s business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 12 through 25 of our 2010 Annual Report on Form 10-K, in Part II, “Item 1A: Risk Factors” on page 46 of our Quarterly Report on Form 10-Q for the period ended April 2, 2011, and in our other SEC filings available for free on the SEC’s website at www.sec.gov and on Motorola Solutions’ website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.

St. Lucie County Fire District Firefighters’ Pension Trust Fund Securities Class Action Case and Related Derivative Matter

A purported class action lawsuit, St. Lucie County Fire District Firefighters’ Pension Fund v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on January 21, 2010, in the United States District Court for the Northern District of Illinois. The complaint was amended on June 11, 2010, and again on December 3, 2010. The alleged class included purchasers of Motorola securities between October 25, 2007 and January 23, 2008. The complaint alleged violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The primary factual allegations were that the defendants knowingly or recklessly made materially misleading statements concerning Motorola’s financial projections and sales demand for Motorola phones during the class period. The complaint sought unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On February 28, 2011, the Court granted defendants’ motion to dismiss and dismissed the Second Amended Complaint in its entirety with prejudice. Plaintiffs subsequently filed a notice of appeal with the Seventh Circuit United States Court of Appeals. While the appeal was pending, the parties reached a settlement following mediation with a Court-appointed mediator. The case was remanded to the District Court for settlement proceedings. On July 7, 2011, the Court entered an Order preliminarily approving the settlement. The final approval hearing is scheduled for November 2, 2011.

Silverman Federal Securities Lawsuits

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff’s motion for class certification. On March 10, 2010, the district court granted plaintiffs motion to file a second amended complaint which adds allegations concerning Motorola’s accounting and disclosures for certain transactions entered into in the third quarter of 2006. On February 16, 2011, the district court granted summary judgment to dismiss the remaining claims as to two individual defendants and the Section 10(b) claim as to a third individual, and denied the motion in part. On March 21, 2011, Motorola filed a motion for summary judgment to dismiss the remaining claims against the Company and other individual defendants. On July 25, 2011, the district court denied the motion for summary judgment.

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

In late June 2011 Motorola Solutions, Inc., Motorola Mobility, Inc. and Microsoft Corporation filed a joint motion to remove Motorola Solutions, Inc. as a respondent in the ITC matter. That motion was subsequently approved by the Commission in early July 2011. As a result, Motorola Solutions, Inc. is no longer a participant in the ITC matter except with regard to the production of certain information dating from prior to January 4, 2011. Motorola Solutions, Inc. will not be bound by any remedy granted by the ITC, such as an exclusion order, unless Motorola Solutions, Inc. is importing and/or reselling products made by Motorola Mobility, Inc.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 12 through 25 of the Company’s 2010 Annual Report on Form 10-K and in Part II, “Item 1A: Risk Factors” on page 46 of our Quarterly Report on Form 10-Q for the period ended April 2, 2011. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

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

Date: July 28, 2011

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