Form 10-Q
period 2011-10-01
Motorola Solutions, Inc.
filed 2011-10-27
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 1, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 1, 2011:

Class	Number of Shares
Common Stock; $.01 Par Value	325,536,070

Part I—Financial Information

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales from products	$1,572	$1,413	$4,445	$4,056
Net sales from services	533	495	1,524	1,442
Net sales	2,105	1,908	5,969	5,498
Costs of product sales	695	624	2,001	1,833
Costs of services sales	350	320	967	928
Costs of sales	1,045	944	2,968	2,761
Gross margin	1,060	964	3,001	2,737
Selling, general and administrative expenses	475	457	1,425	1,369
Research and development expenditures	272	262	775	772
Other charges	60	34	221	119
Operating earnings	253	211	580	477
Other income (expense):
Interest expense, net	(18)	(29)	(59)	(97)
Gain on sales of investments and businesses, net	2	4	21	44
Other	—	6	(72)	(9)
Total other income (expense)	(16)	(19)	(110)	(62)
Earnings from continuing operations before income taxes	237	192	470	415
Income tax expense (benefit)	84	203	(91)	332
Earnings (loss) from continuing operations	153	(11)	561	83
Earnings (loss) from discontinued operations, net of tax	(24)	123	407	263
Net earnings	129	112	968	346
Less: Earnings (loss) attributable to noncontrolling interests	1	2	(6)	5
Net earnings attributable to Motorola Solutions, Inc.	128	$110	$974	$341
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings (loss) from continuing operations, net of tax	$152	$(13)	$567	$78
Earnings (loss) from discontinued operations, net of tax	(24)	123	407	263
Net earnings	$128	$110	$974	$341
Earnings (loss) per common share:
Basic:
Continuing operations	$0.45	$(0.04)	$1.68	$0.23
Discontinued operations	(0.07)	0.37	1.21	0.80

	$0.38	$0.33	$2.89	$1.03

Diluted:
Continuing operations	$0.45	$(0.04)	$1.65	$0.23
Discontinued operations	(0.07)	0.37	1.19	0.78

	$0.38	$0.33	$2.84	$1.01

Weighted average common shares outstanding:
Basic	335.4	334.1	337.3	332.5
Diluted	339.5	334.1	343.4	337.1

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions, except par value amounts)	October 1, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,785	$4,208
Sigma Fund and short-term investments	4,465	4,655
Accounts receivable, net	1,535	1,547
Inventories, net	548	521
Deferred income taxes	629	871
Other current assets	743	748
Current assets held for disposition	10	4,604

Total current assets	9,715	17,154

Property, plant and equipment, net	889	922
Sigma Fund	26	70
Investments	167	172
Deferred income taxes	2,074	1,920
Goodwill	1,449	1,429
Other assets	449	734
Non-current assets held for disposition	2	3,176

Total assets	$14,771	$25,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$605	$605
Accounts payable	641	731
Accrued liabilities	2,911	2,574
Current liabilities held for disposition	12	4,800

Total current liabilities	4,169	8,710

Long-term debt	1,538	2,098
Other liabilities	2,906	3,045
Non-current liabilities held for disposition	—	737
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 10/01/11—327.4; 12/31/10—337.2
Outstanding shares: 10/01/11—325.5; 12/31/10—336.3
Additional paid-in capital	7,347	8,644
Retained earnings	902	4,460
Accumulated other comprehensive loss	(2,154)	(2,222)

Total Motorola Solutions, Inc. stockholders’ equity	6,098	10,885
Noncontrolling interests	60	102

Total stockholders’ equity	6,158	10,987

Total liabilities and stockholders’ equity	$14,771	$25,577

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Motorola Solutions, Inc. Stockholders Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Noncontrolling Interests	Comprehensive Earnings
Balances at December 31, 2010	337.2	$8,647	$12	$(126)	$(2,108)	$—	$4,460	$102
Net earnings (loss)							974	(6)	$968
Foreign currency translation adjustments, net of tax of $(2)				49					49
Amortization of retirement benefit adjustments, net of tax of $55					99				99
Remeasurement of retirement benefits, net of tax of $9					(77)				(77)
Issuance of common stock and stock options exercised	8.6	110
Share repurchase program	(18.4)	(744)
Excess tax benefit from share-based compensation		39
Share-based compensation expense		136
Net loss on derivative instruments, net of tax of $(1)						(3)			(3)
Distribution of Motorola Mobility		(836)	(9)	1	8		(4,460)
Dividends paid to noncontrolling interest on subsidiary common stock								(8)
Purchase of noncontrolling interest in subsidiary								(1)
Sale of noncontrolling interest on subsidiary common stock								(27)
Reclassification of share-based awards from equity to liability		(2)
Dividends declared ($0.22 per share)							(72)
Balances at October 1, 2011	327.4	$7,350	$3	$(76)	$(2,078)	$(3)	$902	$60	$1,036

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Operating
Net earnings attributable to Motorola Solutions, Inc.	$974	$341
Earnings (loss) attributable to noncontrolling interests	(6)	5

Net earnings	968	346
Earnings from discontinued operations, net of tax	407	263

Earnings from continuing operations	561	83
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	273	257
Non-cash other charges (income)	40	(60)
Share-based compensation expense	123	108
Gain on sales of investments and businesses, net	(21)	(44)
Loss from the extinguishment of long-term debt	81	12
Deferred income taxes	30	398
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	82	(80)
Inventories	(37)	(90)
Other current assets	(6)	(53)
Accounts payable and accrued liabilities	(230)	182
Other assets and liabilities	(93)	(242)

Net cash provided by operating activities from continuing operations	803	471
Investing
Acquisitions and investments, net	(26)	(7)
Proceeds from sales of investments and businesses, net	1,064	238
Capital expenditures	(103)	(111)
Proceeds from sales of property, plant and equipment	6	27
Proceeds from sales of Sigma Fund investments, net	225	30
Proceeds from sales (purchases) of short-term investments, net	6	(6)

Net cash provided by investing activities from continuing operations	1,172	171
Financing
Repayment of short-term borrowings, net	—	(5)
Repayment of debt	(617)	(484)
Contributions to Motorola Mobility	(3,275)	—
Issuance of common stock	148	152
Purchase of common stock	(744)	—
Excess tax benefits from share-based compensation	39	—
Distribution from discontinued operations	102	644

Net cash provided by (used for) financing activities from continuing operations	(4,347)	307
Discontinued Operations
Net cash provided by operating activities from discontinued operations	65	847
Net cash used for investing activities from discontinued operations	(8)	(160)
Net cash used for financing activities from discontinued operations	(102)	(644)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	45	(43)

Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(51)	30
Net increase (decrease) in cash and cash equivalents	(2,423)	979
Cash and cash equivalents, beginning of period	4,208	2,869
Cash and cash equivalents, end of period	$1,785	$3,848
Cash Flow Information
Cash paid during the period for:
Interest, net	$110	$142
Income taxes, net of refunds	57	95

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements as of October 1, 2011 and for the three and nine months ended October 1, 2011 and October 2, 2010, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the consolidated financial position, results of operations and cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, as well as the Company’s Form 8-K filed on May 12, 2011 to reflect: (i) the revised presentation of the Company’s segments as a result of the realignment of its operations into two segments: Government and Enterprise, and (ii) the reclassification of the historical financial results of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) as discontinued operations. The results of operations for the three and nine months ended October 1, 2011 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

Changes in Presentation

Wireless Broadband Transaction

On August 23, 2011, the Company announced an agreement to sell its Point-to-Point (Orthogon) and Point-to-Multipoint (Canopy) wireless broadband networks businesses (“Wireless Broadband businesses”) to Vector Capital.

The operating results of the Wireless Broadband businesses, formerly included as part of the Enterprise segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Certain corporate and general costs which have historically been allocated to these businesses will remain with the Company after the sale of the Wireless Broadband businesses. The assets and liabilities related to the Wireless Broadband businesses being sold have not been reclassified as held for disposition for all periods presented as the balances are not material to Company’s condensed consolidated balance sheets.

Networks Transaction

On April 29, 2011 the Company completed the previously announced sale to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) (the “Transaction”).

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

Change in Segmentation

Following the Distribution, the Company reports financial results for the following two segments:

•

Government: The Government segment includes sales of two-way radios and public safety systems. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks.

•

Enterprise: The Enterprise segment includes sales of enterprise mobile computing devices, scanning devices, RFID data capture solutions, wireless local area network equipment and iDEN infrastructure. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that the statement of operations (measurement of net income) and all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will change the presentation of its consolidated financial statements.

2.	Discontinued Operations

During the three and nine months ended October 1, 2011, the activity from discontinued operations substantially relates to the operations of the Networks and Wireless Broadband businesses. During the three months ended July 2, 2011, the Company recorded a pre-tax gain related to the completion of the Transaction of $488 million, net of closing costs and an expected purchase price adjustment of $66 million. During the three months ended October 1, 2011, the Company has recorded an additional estimated pre-tax purchase price reduction of $52 million in our results from discontinued operations.

During the three and nine months ended October 2, 2010, the activity from discontinued operations substantially relates to the operations of Motorola Mobility, Networks, and the Wireless Broadband businesses. The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the three and nine months ended October 1, 2011 and October 2, 2010.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$62	$3,858	$1,244	$10,765
Operating earnings	11	190	214	363
Gains (losses) on sales of investments and businesses, net	(52)	(1)	436	19
Earnings (loss) before income taxes	(37)	182	643	367
Income tax expense (benefit)	(13)	59	236	104
Earnings (loss) from discontinued operations, net of tax	(24)	123	407	263

At October 1, 2011, the assets and liabilities held for disposition relate to the assets and liabilities of the Networks business in a country that is yet to close. During the three months ended October 1, 2011 the Company received regulatory approvals in all remaining countries. At December 31, 2010, the assets and liabilities held for disposition relate to the assets and liabilities of Motorola Mobility and the Networks business. The following table displays a summary of the assets and liabilities held for disposition as of October 1, 2011 and December 31, 2010.

	October 1, 2011	December 31, 2010
Assets
Accounts receivable, net	$4	$2,072
Inventories, net	6	1,040
Other current assets	—	1,492
Property, plant and equipment, net	2	1,013
Investments	—	145
Goodwill	—	1,504
Other assets	—	514

	$12	$7,780

Liabilities
Accounts payable	$3	$2,060
Accrued liabilities	9	2,740
Other liabilities	—	737

	$12	$5,537

3.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Other charges (income):
Amortization of intangible assets	$50	$51	$150	$152
Legal matters and intellectual property reserve adjustments, net	—	(39)	48	(68)
Reorganization of business charges	10	22	32	35
Pension plan adjustments, net	—	—	(9)	—

	$60	$34	$221	$119

Other Income (Expense)

Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October2, 2010
Interest income (expense), net:
Interest expense	$(31)	$(48)	$(105)	$(164)
Interest income	13	19	46	67

	$(18)	$(29)	$(59)	$(97)

Other:
Loss from the extinguishment of the Company’s outstanding long-term debt	$—	$—	$(81)	$(12)
Investment impairments	—	(2)	(3)	(20)
Foreign currency gain (loss)	(6)	4	5	7
Gain (loss) on Sigma Fund investments	(2)	3	(2)	15
Other	8	1	9	1

	$—	$6	$(72)	$(9)

Earnings Per Common Share

The computation of basic and diluted earnings (loss) per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings (loss) from Continuing Operations		Net Earnings
Three Months Ended	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic earnings per common share:
Earnings (loss)	$152	$(13)	$128	$110
Weighted average common shares outstanding	335.4	334.1	335.4	334.1

Per share amount	$0.45	$(0.04)	$0.38	$0.33

Diluted earnings per common share:
Earnings (loss)	$152	$(13)	$128	$110

Weighted average common shares outstanding	335.4	334.1	335.4	334.1
Add effect of dilutive securities:
Share-based awards and other	4.1	—	4.1	—

Diluted weighted average common shares outstanding	339.5	334.1	339.5	334.1

Per share amount	$0.45	$(0.04)	$0.38	$0.33

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Nine Months Ended	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic earnings per common share:
Earnings	$567	$78	$974	$341
Weighted average common shares outstanding	337.3	332.5	337.3	332.5

Per share amount	$1.68	$0.23	$2.89	$1.03

Diluted earnings per common share:
Earnings	$567	$78	$974	$341

Weighted average common shares outstanding	337.3	332.5	337.3	332.5
Add effect of dilutive securities:
Share-based awards and other	6.1	4.6	6.1	4.6

Diluted weighted average common shares outstanding	343.4	337.1	343.4	337.1

Per share amount	$1.65	$0.23	$2.84	$1.01

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and nine months ended October 1, 2011, the assumed exercise of 8.9 million and 8.8 million stock options, respectively, and the assumed vesting of 0.3 million and 0.2 million restricted stock units, respectively, were excluded because their inclusion would have been antidilutive.

For the three months ended October 2, 2010, the Company was in a net loss position on a continuing operations basis and, accordingly, the assumed exercise of 20.5 million stock options and the assumed vesting of 9.6 million restricted stock units were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the nine months ended October 2, 2010, the assumed exercise of 16.3 million stock options and the assumed vesting of 0.9 million restricted stock units, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.8 billion and $4.2 billion at October 1, 2011 and December 31, 2010, respectively. Of these amounts, $63 million and $226 million, respectively, was restricted.

Sigma Fund

The Sigma Fund consists of the following:

	October 1, 2011		December 31, 2010
Fair Value	Current	Non-current	Current	Non-Current
Cash	$218	$—	$2,355	$—
Securities:
U.S. government and agency obligations	4,245	—	2,291	—
Corporate bonds	—	19	—	58
Asset-backed securities	—	—	—	1
Mortgage-backed securities	—	7	—	11

	$4,463	$26	$4,646	$70

Investments

Investments consist of the following:

	Recorded Value		Less
October 1, 2011	Short-term Investments	Investments	Unrealized Gains	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$16	$—	$16
Corporate bonds	2	11	—	13
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	—	14	4	10

	2	44	4	42
Other securities, at cost	—	98	—	98
Equity method investments	—	25	—	25

	$2	$167	$4	$165

	Recorded Value		Less
December 31, 2010	Short-term Investments	Investments	Unrealized Gains	Cost Basis
Certificates of deposit	$7	$—	$—	$7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	2	11	—	13
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	—	12	4	8

	9	43	4	48
Other securities, at cost	—	113	—	113
Equity method investments	—	16	—	16

	$9	$172	$4	$177

Accounts Receivable, Net

Accounts receivable, net, consists of the following:

	October 1, 2011	December 31, 2010
Accounts receivable	$1,583	$1,596
Less allowance for doubtful accounts	(48)	(49)

	$1,535	$1,547

Inventories, Net

Inventories, net, consist of the following:

	October 1, 2011	December 31, 2010
Finished goods	$433	$386
Work-in-process and production materials	280	292

	713	678
Less inventory reserves	(165)	(157)

	$548	$521

Other Current Assets

Other current assets consist of the following:

	October 1, 2011	December 31, 2010
Costs and earnings in excess of billings	$323	$291
Contract-related deferred costs	169	160
Tax-related refunds receivable	103	116
Other	148	181

	$743	$748

Property, Plant and Equipment, Net

Property, plant and equipment, net, consists of the following:

	October 1, 2011	December 31, 2010
Land	$70	$71
Building	768	804
Machinery and equipment	2,125	2,094

	2,963	2,969
Less accumulated depreciation	(2,074)	(2,047)

	$889	$922

Depreciation expense for the three months ended October 1, 2011 and October 2, 2010 was $41 million and $34 million, respectively. Depreciation expense for the nine months ended October 1, 2011 and October 2, 2010 was $123 million and $105 million, respectively.

Other Assets

Other assets consist of the following:

	October 1, 2011	December 31, 2010
Long-term receivables, net of allowances of $1	$129	$251
Intangible assets, net of accumulated amortization of $1,097 and $947	100	246
Other	220	237

	$449	$734

Accrued Liabilities

Accrued liabilities consist of the following:

	October 1, 2011	December 31, 2010
Deferred revenue	$810	$746
Compensation	417	558
Distribution-related obligation	225	—
Billings in excess of costs and earnings	241	226
Customer reserves	119	117
Tax liabilities	116	179
Networks purchase price adjustment	118	—
Dividend payable	72	—
Other	793	748

	$2,911	$2,574

As part of the Distribution of Motorola Mobility, the Company had an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary of which $75 million was paid in the third quarter of 2011 to Motorola Mobility.

Other Liabilities

Other liabilities consist of the following:

	October 1, 2011	December 31, 2010
Defined benefit plans, including split dollar life insurance policies	$1,940	$2,113
Deferred revenue	291	274
Postretirement health care benefit plan	286	277
Unrecognized tax benefits	94	70
Other	295	311

	$2,906	$3,045

Stockholders’ Equity

Separation of Motorola Mobility: As a result of the Distribution on January 4, 2011, certain equity balances were transferred by the Company to Motorola Mobility including: (i) $9 million in fair value adjustments to available for sale securities, net of tax of $5 million, (ii) $8 million in retirement benefit adjustments, net of tax of $4 million, and (iii) $1 million in foreign currency translation adjustments. The distribution of net assets and these equity balances were effected by way of a pro rata dividend to Motorola Solutions stockholders, which reduced retained earnings and additional paid in capital by $5.3 billion.

Share Repurchase Program: On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012. During the third quarter of 2011, the Company paid an aggregate of $744 million, including transactions costs, to repurchase 18.4 million shares at an average price of $40.38 per share. All repurchased shares have been retired.

Payment of Dividends: Also on July 28, 2011, the Company announced that its Board of Directors approved the initiation of a regular quarterly cash dividend on the Company’s outstanding common stock. The Board of Directors approved a cash dividend of $0.22 per share of common stock paid on October 14, 2011 to shareholders of record as of the close of business on September 15, 2011.

4.	Debt and Credit Facilities

During the nine months ended October 1, 2011, the Company repurchased $540 million of its outstanding long-term debt for a purchase price of $615 million, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025, (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028, and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $81 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations

During the nine months ended October 2, 2010, the Company repurchased $500 million of its outstanding long-term debt for a purchase price of $477 million, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025, (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028, (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

During the first quarter of 2011, the Company terminated its $1.5 billion domestic syndicated revolving credit facility scheduled to mature December 2011 and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of October 1, 2011. The Company has no outstanding borrowings under the 2011 Motorola Solutions Credit Agreement.

5.	Risk Management

Derivative Financial Instruments

Foreign Currency Risk

At October 1, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $606 million, compared to $1.5 billion outstanding at December 31, 2010. The decrease in outstanding contracts is primarily related to the Distribution of Motorola Mobility. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2011	December 31, 2010
Chinese Renminbi	$(377)	$(423)
Brazilian Real	(47)	(43)
Japanese Yen	38	40
Israeli Shekel	32	(5)
British Pound	27	187

Interest Rate Risk

At October 1, 2011, the Company had $2.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $3 million at both October 1, 2011 and December 31, 2010.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of October 1, 2011, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of October 1, 2011, the Company was exposed to an aggregate credit risk of approximately $5 million with all counterparties.

The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company, including amounts held for disposition, at October 1, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Assets		Liabilities
October 1, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	5	Other assets	1	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	5		4

Total derivatives	$5		$7

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	15	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	4		18

Total derivatives	$5		$18

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations, including amounts related to discontinued operations, for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Statement of Operations Location
Gain (Loss) on Derivative Instruments	October 1, 2011	October 2, 2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$(3)	$(5)	Other income (expense)
Foreign exchange contracts	8	(54)	Other income (expense)

Total derivatives not designated as hedging instruments	$5	$(59)

	Nine Months Ended		Statement of Operations Location
Loss on Derivative Instruments	October 1, 2011	October 2, 2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$(8)	$(13)	Other income (expense)
Foreign exchange contracts	(7)	(23)	Other income (expense)

Total derivatives not designated as hedging instruments	$(15)	$(36)

The following table summarizes the gains and losses recognized in the condensed consolidated financial statements, including amounts related to discontinued operations, for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	October 1, 2011	October 2, 2010
Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(4)	$(5)	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	1	(4)	Cost of sales/Sales

	Nine Months Ended		Financial Statement Location
Foreign Exchange Contracts	October 1, 2011	October 2, 2010
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in Accumulated other comprehensive loss (effective portion)	$(1)	$(9)	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	4	(1)	Cost of sales/Sales

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

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 1, 2011 was $2.2 billion, compared to a face value of $2.1 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

6.	Income Taxes

At October 1, 2011 and December 31, 2010, the Company had valuation allowances of $293 million and $502 million, respectively, including $268 million and $187 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the three months ended April 2, 2011, the Company reassessed its valuation allowance requirements taking into consideration the Distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. As a result, in the three months ended April 1, 2011, the Company recorded a $244 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets. The U.S. valuation allowance as of October 1, 2011 relates primarily to state tax carryforwards. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was adjusted for current year activity, exchange rate variances and a $34 million increase for loss carryforwards the Company expects to expire unutilized. The Company believes the remaining deferred tax assets are more-likely-than-not to be realized based on estimates of future taxable income and the implementation of tax planning strategies.

The Company had unrecognized tax benefits of $223 million and $198 million, at October 1, 2011 and December 31, 2010, respectively, of which approximately $175 million and $20 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

Based on the potential outcome of the Company’s global tax examinations or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $100 million tax benefit, with cash payments in the range of $0 to $50 million.

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

Pension Benefit Plans

The net periodic pension costs for the U.S. Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”) and Non-U.S. plans were as follows:

	October 1, 2011			October 2, 2010
Three Months Ended	U.S. Regular Pension	Officers’ and MSPP	Non U.S.	U.S. Regular Pension	Officers’ and MSPP	Non U.S.
Service cost	$—	$—	$4	$—	$—	$5
Interest cost	84	1	19	85	1	17
Expected return on plan assets	(97)	—	(21)	(94)	—	(16)
Amortization of:
Unrecognized net loss	47	1	4	37	—	4
Unrecognized prior service cost	—	—	(2)	—	—	(1)
Settlement/curtailment loss	—	4	—	—	1	—

Net periodic pension cost	$34	$6	$4	$28	$2	$9

	October 1, 2011			October 2, 2010
Nine Months Ended	U.S. Regular Pension	Officers’ and MSPP	Non U.S.	U.S. Regular Pension	Officers’ and MSPP	Non U.S.
Service cost	$—	$—	$18	$—	$—	$18
Interest cost	254	2	68	256	2	66
Expected return on plan assets	(291)	—	(75)	(283)	—	(64)
Amortization of:
Unrecognized net loss	140	3	12	111	1	14
Unrecognized prior service cost	—	—	(10)	—	—	(3)
Settlement/curtailment loss (gain)	—	8	(9)	—	3	—

Net periodic pension cost	$103	$13	$4	$84	$6	$31

During the nine months ended October 1, 2011, contributions of $30 million were made to the Company’s Non-U.S. plans, $6 million to its Officers’ plan and $170 million to the Company’s U.S. Regular Pension Plan.

During the nine months ended October 1, 2011, the Company recognized a curtailment gain in its United Kingdom defined benefit plan, offset by a settlement loss in its Japan defined benefit plan, due to the Networks Transaction. As a result, the Company recorded a net gain of $9 million to Other charges in the Company’s condensed consolidated statements of operations.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$1	$1	$3	$4
Interest cost	5	4	17	17
Expected return on plan assets	(4)	(4)	(12)	(12)
Amortization of:
Unrecognized net loss	3	1	9	6
Unrecognized prior service cost	—	(1)	—	(2)

Net postretirement health care expense	$5	$1	$17	$13

The Company made no contributions to its postretirement healthcare fund during the nine months ended October 1, 2011.

8.	Share-Based Compensation Plans

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Share-based compensation expense included in:
Costs of sales	$6	$5	$14	$14
Selling, general and administrative expenses	29	22	83	62
Research and development expenditures	10	12	26	32

Share-based compensation expense included in Operating earnings	45	39	123	108
Tax benefit	14	12	39	33

Share-based compensation expense, net of tax	$31	$27	$84	$75
Decrease in basic earnings per share	$(0.09)	$(0.08)	$(0.25)	$(0.23)
Decrease in diluted earnings per share	$(0.09)	$(0.08)	$(0.24)	$(0.22)
Share-based compensation expense in discontinued operations	$—	$42	$13	$121

For the three months ended October 1, 2011, the Company granted 0.1 million RSUs and restricted shares with a total compensation expense, net of estimated forfeitures, of $4 million. For the nine months ended October 1, 2011, the Company granted 5.1 million RSUs and restricted shares with a total compensation expense, net of estimated forfeitures, of $188 million. For the three and nine months ended October 1, 2011, the Company granted 0.1 million and 3.2 million stock options, respectively, with a total compensation expense, net of estimated forfeitures, of $2 million and $37 million, respectively. The expense related to all awards will be recognized over a weighted average vesting period of 3 years.

Following the completion of the Distribution on January 4, 2011, 3.8 million unvested RSUs and 8.0 million stock options held by the employees of Motorola Mobility were cancelled.

All RSUs and stock options remaining with Motorola Solutions after the Distribution were adjusted to reflect the Distribution and the Reverse Stock Split. The number of shares covered by and the exercise price of, all vested and unvested stock options were adjusted to reflect the change in the Company’s stock price immediately following the Distribution and Reverse Stock Split by:

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

In April 2011, the vesting terms of certain awards, granted to Networks employees, were modified to allow for pro rata vesting. These awards were within a few days of vesting at the time of the closing of the sale. This modification resulted in the vesting of 0.3 million RSUs and a de minimus amount of options which would not have otherwise vested, resulting in an additional compensation expense of $5 million for the three and nine months ended October 1, 2011. Upon the completion of the Networks Transaction on April 29, 2011, approximately 1.3 million unvested RSUs and 0.2 million unvested stock options were cancelled.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 1, 2011 and December 31, 2010 were as follows:

October 1, 2011	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$4,245	$—	$4,245
Corporate bonds	—	—	19	19
Asset-backed securities	—	—	—	—
Mortgage-backed securities	—	7	—	7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	—	16
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	7	7	—	14
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	4	—	4
Interest agreement derivative contracts	—	4	—	3
*	Includes amounts included in held for disposition.

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,291	$—	$2,291
Corporate bonds	—	43	15	58
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	11	—	11
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	2	10	—	12
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	15	—	15
Interest agreement derivative contracts	—	3	—	3
*	Includes amounts included in held for disposition.

The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Beginning balance	$21	$22	$15	$19
Transfers to Level 3	—	—	21	3
Payments received and securities sold	—	(2)	(18)	(7)
Gain (loss) on Sigma Fund investments included in Other income (expense)	(2)	1	1	6

Ending balance	$19	$21	$19	$21

At October 1, 2011, the Company had $362 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $1.0 billion at December 31, 2010. The money market funds have quoted market prices that are equivalent to par.

10.	Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	October 1, 2011	December 31, 2010
Long-term receivables	$142	$265
Less allowance for losses	(1)	(1)

	141	264
Less current portion	(12)	(13)

Non-current long-term receivables, net	$129	$251

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

The Company had outstanding commitments to provide long-term financing to third parties totaling $131 million at October 1, 2011, compared to $333 million at December 31, 2010 (including $168 million at December 31, 2010 relating to the Networks business). Of these amounts, none were supported by letters of credit or by bank commitments to purchase long-term receivables at October 1, 2011, compared to $27 million at December 31, 2010 (including $25 million relating to the Networks business). The Company retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled approximately $126 million at October 1, 2011 and is included in Long-term receivables reported in the table above.

The Company had committed to provide financial guarantees relating to customer financing facilities totaling $1 million at October 1, 2011, compared to $10 million at December 31, 2010 (including $6 million at December 31, 2010 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $1 million at both October 1, 2011 and December 31, 2010.

Sales of Receivables

As of October 1, 2011 and December 31, 2010, the Company had a $200 million committed revolving receivable sales facility, maturing December 2011, for the sale of accounts receivable, which was fully available at both periods. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. The Company had no committed facilities for the sale of long-term receivables at October 1, 2011 or at December 31, 2010.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October1, 2011	October 2, 2010
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$3	$1	$4	$29
Long-term receivables sales proceeds	170	15	193	24

Total proceeds from one-time sales	173	16	197	53
Cumulative quarterly proceeds received from sales under committed facilities	—	—	—	70

Total proceeds from receivables sales	$173	$16	$197	$123

At October 1, 2011, the Company retained no servicing obligations for sold accounts receivable and $250 million of long-term receivables, compared to $329 million of sold accounts receivable and $277 million of long-term receivables at December 31, 2010.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses

An aging analysis of financing receivables at October 1, 2011 and December 31, 2010 is as follows:

October 1, 2011	Total Long-term Receivable	Current Billed Due
Municipal leases secured tax exempt	$11	$—
Commercial loans and leases secured	$30	—
Commercial loans unsecured	$101	—

Total long-term receivables	$142	$—

December 31, 2010	Total Long-term Receivable	Current Billed Due
Municipal leases secured tax exempt	$16	$—
Commercial loans and leases secured	67	1
Commercial loans unsecured	182	—

Total long-term receivables	$265	$1

The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned with and comparable to the rating systems utilized by independent rating agencies.

The Company’s policy for valuing the allowance for credit losses is to review for collectibility on an individual receivable basis. All customer financing receivables are reviewed for collectability. For those receivables where collection risk is probable, the Company calculates the value of impairment based on the net present value of anticipated future cash streams from the customer.

Other than one financing receivable which is fully reserved for in the amount of $1 million, the Company did not have any financing receivables past due over 90 days or on a non accrual status as of October 1, 2011 or December 31, 2010.

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

Other

The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $251 million, of which the Company accrued $3 million at October 1, 2011 for potential claims under these provisions.

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

12.	Segment Information

The following table summarizes the Net sales by segment:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Government	$1,379	$1,267	$3,876	$3,661
Enterprise	726	641	2,093	1,837

	$2,105	$1,908	$5,969	$5,498

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Government	$185	$159	$388	$352
Enterprise	68	52	192	125

Operating earnings	253	211	580	477
Total other income (expense)	(16)	(19)	(110)	(62)

Earnings from continuing operations before income taxes	$237	$192	$470	$415

13.	Reorganization of Businesses

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

2011 Charges

During the three months ended October 1, 2011, the Company recorded net reorganization of business charges of $10 million, primarily under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $10 million are charges of $8 million for employee separation costs and $2 million for exit costs.

During the nine months ended October 1, 2011, the Company recorded net reorganization of business charges of $35 million, including $3 million of charges in Costs of sales and $32 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $35 million are charges of $22 million for employee separation costs and $15 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

October 1, 2011	Three Months Ended	Nine Months Ended
Government	$7	$25
Enterprise	3	10

	$10	$35

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to October 1, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at October 1, 2011
Exit costs	$17	$15	$—	$(19)	$13
Employee separation costs	50	22	(2)	(48)	22

	$67	$37	$(2)	$(67)	$35

Exit Costs

At January 1, 2011, the Company had an accrual of $17 million for exit costs attributable to lease terminations. During the nine months ended, October 1, 2011, the additional charges were $15 million primarily related to the exit of leased facilities. The $19 million used reflects cash payments. The remaining accrual of $13 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 1, 2011, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $50 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,000 employees who began receiving payments in 2011. The 2011 additional charges of $22 million represent severance costs for approximately 400 employees, who were substantially all indirect employees. The adjustment of $2 million reflects reversals of accruals no longer needed. The $48 million used reflects cash payments. The remaining accrual of $22 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 1, 2011, is expected to be paid, generally, within one year to approximately 800 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.

2010 Charges

During the three months ended October 2, 2010, the Company recorded net reorganization of business charges of $27 million, including $22 million of charges under Other charges and $5 million of charges in Costs of sales in the Company’s condensed consolidated statements of operations. Included in the $27 million are charges of $15 million for exit costs, and $12 million for employee separation costs.

During the nine months ended October 2, 2010, the Company recorded net reorganization of business charges of $47 million, including $35 million of charges under Other charges and $12 million of charges in Costs of sales in the Company’s condensed consolidated statements of operations. Included in the aggregate $47 million were charges of $39 million for employee separation costs and $15 million of exit costs, partially offset by $7 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

October 2, 2010	Three Months Ended	Nine Months Ended
Government	$27	$42
Enterprise	—	5

	$27	$47

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to October 2, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at October 2, 2010
Exit costs	$16	$15	$(2)	$(8)	$20
Employee separation costs	31	39	(5)	(36)	29

	$47	$54	$(7)	$(44)	$49

During the nine months ended October 2, 2010, approximately 600 employees, of whom substantially all were indirect employees, were separated from the Company, resulting in charges of $39 million. These charges were offset by adjustments of $5 million, reflecting reversals of accruals no longer needed, and $36 million used for cash payments. At October 2, 2010, the Company had accruals of $20 million and $29 million, for exit costs attributable to lease terminations and employee separation costs, respectively.

14.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	October 1, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$645	$608	$642	$532
Patents	277	263	277	211
Customer-related	148	109	148	90
Licensed technology	25	18	25	18
Other intangibles	102	99	101	96

	$1,197	$1,097	$1,193	$947

Amortization expense on intangible assets was $50 million for the three months ended October 1, 2011 and $51 million for the three months ended October 2, 2010. Amortization expense on intangible assets was $150 million and $152 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. As of October 1, 2011, annual amortization expense is estimated to be $200 million in 2011, $25 million in 2012, $9 million in 2013, $7 million in 2014 and $2 million in 2015.

Amortized intangible assets, excluding goodwill, by segment:

	October 1, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$140	$133	$140	$130
Enterprise	1,057	964	1,053	817

	$1,197	$1,097	$1,193	$947

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2011 to October 1, 2011:

	Government	Enterprise	Total
Balances as of January 1, 2011:
Aggregate goodwill acquired	$350	$2,643	$2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,079	$1,429
Goodwill acquired	—	20	20
Balances as of October 1, 2011:
Aggregate goodwill acquired	$350	$2,663	$3,013
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,099	$1,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the condensed consolidated financial statements of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended October 1, 2011 and October 2, 2010, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as our Form 8-K filed on May 12, 2011, to reflect: (i) the revised presentation of our segments as a result of the realignment of our operations into two segments: Government and Enterprise, and (ii) the reclassification of the historical financial results of Motorola Mobility Holdings, Inc. (“Motorola Mobility”) as discontinued operations.

Executive Overview

Recent Developments

On August 23, 2011, we announced an agreement to sell our Point-to-Point and Point-to-Multipoint wireless broadband networks businesses (“Wireless Broadband businesses”) to Vector Capital. The operating results of the Wireless Broadband businesses, formerly included as part of the Enterprise segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. Certain corporate and general costs which have historically been allocated to these businesses will remain with the Company after the sale of the Wireless Broadband businesses.

On April 29, 2011 we completed the sale, as amended, to sell certain assets and liabilities of its Networks business to Nokia Siemens Networks B.V. (“NSN”) (the “Transaction”).

Based on the terms and conditions of the Transaction, the sale is subject to a purchase price adjustment that is contingent upon the review of final assets and liabilities transferred to NSN and is based on the change in net assets from the original agreed upon sale date. We have recorded an additional estimated pre-tax purchase price adjustment of $52 million in our results from discontinued operations during the third quarter of 2011.

The results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations for all periods presented.

On January 4, 2011, the distribution by the Company of all the common stock of Motorola Mobility was completed (the “Distribution”). Immediately following the Distribution, we changed our name from Motorola, Inc. to Motorola Solutions, Inc. The Distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in our condensed consolidated financial statements as discontinued operations for all periods presented.

Reporting Segments

As of the first quarter of 2011, we report financial results for the following two segments:

•

Government: Our Government segment includes sales of two-way radios and public safety systems. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks. In the third quarter of 2011, the segment’s net sales were $1.4 billion, representing 66% of our consolidated net sales.

•

Enterprise: Our Enterprise segment includes sales of enterprise mobile computing devices, scanning devices, RFID data capture solutions, wireless local area network equipment and iDEN infrastructure. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products. In the third quarter of 2011, the segment’s net sales were $726 million, representing 34% of our consolidated net sales.

Third Quarter Summary

•

Our workforce of 23,000 continued to drive results from operations by delivering net sales of $2.1 billion in the third quarter of 2011, an increase of 10% compared to the third quarter of 2010, and operating earnings of $253 million in the third quarter of 2011, an increase of 20% compared to the third quarter of 2010.

•

We had earnings from continuing operations, net of tax, of $152 million, or $0.45 per diluted common share, in the third quarter of 2011, compared to a loss from continuing operations, net of tax, of $13 million, or $0.04 per diluted common share, in the third quarter of 2010. The increase in earnings from continuing operations, net of tax, was primarily driven by strong operating earnings and lower income tax expense, compared to the year-ago quarter.

•	We generated cash from operating activities of $803 million during the nine months ended of 2011, compared to $471 million in the nine months ended of 2010.

•	We returned $744 million in cash to shareholders through share repurchases during the third quarter of 2011, and paid our initial dividend of $0.22 per share on October 14, 2011.

Highlights for each of our segments are as follows:

•

Government: Net sales were $1.4 billion in the third quarter of 2011, an increase of 9% compared to net sales of $1.3 billion during the third quarter of 2010. On a geographic basis, net sales increased in all regions compared to the year-ago quarter.

•

Enterprise: Net sales were $726 million in the third quarter of 2011, an increase of 13% compared to net sales of $641 million in the third quarter of 2010. On a geographic basis, net sales increased in all regions compared to the year-ago quarter.

Looking Forward

Our Government segment showed continued growth in the third quarter. Although the government budget environment remains challenging in the U.S. and in parts of Western Europe in particular, there are signs of improvement. Our customers continue to prioritize funding of their public safety communication needs, and we remain focused on helping them find ways to fund system upgrades, improve interoperability and meet spectrum narrow-banding requirements. In addition, governments continue to examine their operations for the productivity and efficiency improvements that our solutions enable.

Our Enterprise segment demonstrated sustained momentum in the third quarter from retailers that continue to invest in technology to drive sales growth. Our solutions have a high return on investment, and with increasing demands for real-time information and rapid increases in knowledge workers, we expect continued sales growth.

Private public safety broadband networks based on the long-term evolution (“LTE”) standard are an important next generation tool for our first-responder customers. The 700 Mhz D-block spectrum would efficiently and effectively double the spectrum available for public safety grade broadband data networks. We have been investing in research and development for next generation public safety, and our expertise in both public and private networks makes us uniquely qualified to provide LTE solutions. The development of this market is an important part of our overall global growth strategy for the Government segment.

We have expanded our current services offerings by bringing deep customer insight and expertise with an intense focus on our core markets through every step of the plan, build, manage and secure solution lifecycle. From our renowned industry expertise to our world class channel partner community, our services are uniquely positioned to provide our Government and Enterprise customers the solutions they require to meet their mobile workforce needs, and build successful long-term relationships.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 1, 2011	% of Sales	October 2, 2010	% of Sales	October 1, 2011	% of Sales	October 2, 2010	% of Sales
Net sales from products	$1,572		$1,413		$4,445		$4,056
Net sales from services	533		495		1,524		1,442

Net sales	2,105		1,908		5,969		5,498
Costs of products sales	695	44.2%	624	44.2%	2,001	45.0%	1,833	45.2%
Costs of services sales	350	65.7%	320	64.6%	967	63.5%	928	64.4%

Costs of sales	1,045		944		2,968		2,761
Gross margin	1,060	50.4%	964	50.5%	3,001	50.3%	2,737	49.8%

Selling, general and administrative expenses	475	22.6%	457	24.0%	1,425	23.9%	1,369	24.9%
Research and development expenditures	272	12.9%	262	13.7%	775	13.0%	772	14.0%
Other charges	60	2.9%	34	1.8%	221	3.7%	119	2.2%

Operating earnings	253	12.0%	211	11.1%	580	9.7%	477	8.7%

Other income (expense):
Interest expense, net	(18)	(0.8)%	(29)	(1.6)%	(59)	(1.0)%	(97)	(1.8)%
Gains on sales of investments and businesses, net	2	0.1%	4	0.2%	21	0.4%	44	0.8%
Other expense	—	—%	6	0.3%	(72)	(1.2)%	(9)	(0.2)%

Total other income (expense)	(16)	(0.7)%	(19)	(1.1)%	(110)	(1.8)%	(62)	(1.2)%

Earnings from continuing operations before income taxes	237	11.3%	192	10.0%	470	7.9%	415	7.5%
Income tax expense (benefit)	84	4.0%	203	10.6%	(91)	(1.5)%	332	6.0%

	153	7.3%	(11)	(0.6)%	561	9.4%	83	1.5%
Less: Earnings (loss) attributable to noncontrolling interests	1	0.1%	2	0.1%	(6)	(0.1)%	5	(0.1)%

Earnings (loss) from continuing operations*	152	7.2%	(13)	(0.7)%	567	9.5%	78	1.4%
Earnings (loss) from discontinued operations, net of tax	(24)	(1.1)%	123	6.5%	407	6.8%	263	4.8%

Net earnings	$128	6.1%	$110	5.8%	$974	16.3%	$341	6.2%

Earnings (loss) per diluted common share:
Continuing operations	$0.45		$(0.04)		$1.65		$0.23
Discontinued operations	(0.07)		0.37		1.19		0.78

	$0.38		$0.33		$2.84		$1.01

* Amounts attributable to Motorola Solutions, Inc. common stockholders.

Results of Operations—Three months ended October 1, 2011 compared to three months ended October 2, 2010

Net Sales

Net sales were $2.1 billion in the third quarter of 2011, up 10% compared to net sales of $1.9 billion in the third quarter of 2010. The increase in net sales reflects: (i) $85 million, or 13%, increase in net sales in the Enterprise segment, and (ii) $112 million, or 9%, increase in net sales in the Government segment.

Gross Margin

Gross margin was $1.1 billion, or 50.4% of net sales, in the third quarter of 2011, compared to $964 million, or 50.5% of net sales, in the third quarter of 2010. The increase in gross margin reflects higher gross margins in both segments, primarily driven by the increase in net sales and product mix. The slight decrease in gross margin as a percentage of net sales in the third quarter of 2011, compared to the third quarter of 2010, reflects a 1.1% decrease in gross margin percentage from services and relatively flat gross margin percentage from product sales. Our overall gross margin, as a percentage of net sales is impacted by the mix of product and service sales generated during the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 4% to $475 million, or 22.6% of net sales, in the third quarter of 2011, compared to $457 million, or 24.0% of net sales, in the third quarter of 2010. SG&A expenses as a percentage of net sales decreased in both segments. The increase in SG&A expenses reflects higher SG&A expenses in both segments. The increase in both segments was primarily due to an increase in sales incentives related to the increase in net sales and an increase in pension-related expenses.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 4% to $272 million, or 12.9% of net sales, in the third quarter of 2011, compared to $262 million, or 13.7% of net sales, in the third quarter of 2010. R&D expenditures as a percentage of net sales decreased in both segments. The increase in R&D expenditures reflects higher R&D expenditures in both segments. The increase in both segments was primarily due to an increase in investment in next-generation technologies. We participate in competitive industries with constant changes in technology and, accordingly, we continue to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

We recorded net charges of $60 million in Other charges in the third quarter of 2011, compared to net charges of $34 million in the third quarter of 2010. The net charges in the third quarter of 2011 included: (i) $50 million of charges relating to the amortization of intangibles, and (ii) $10 million of net reorganization of business charges. The charges in the third quarter of 2010 included: (i) $51 million of charges relating to the amortization of intangibles, and (ii) $22 million of net reorganization of business charges included in Other charges, partially offset by a $39 million gain related to an intellectual property reserve adjustment. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $18 million in the third quarter of 2011, compared to net interest expense of $29 million in the third quarter of 2010. Net interest expense in the third quarter of 2011 included interest expense of $31 million, partially offset by interest income of $13 million. Net interest expense in the third quarter of 2010 includes interest expense of $48 million, partially offset by interest income of $19 million. The decrease in net interest expense in the third quarter of 2011 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the third quarter of 2011 compared to the third quarter of 2010. Additionally, interest income decreased due to lower average cash and cash equivalents and lower yields during the third quarter of 2011 compared to the third quarter of 2010.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $2 million in the third quarter of 2011, compared to $4 million in the third quarter of 2010. In the third quarter of 2011 and 2010 respectively, the net gains were primarily comprised of gains related to sales of certain of our equity investments.

Other

Net Other expense was $0 in the third quarter of 2011, compared to net Other income of $6 million in the third quarter of 2010. The net Other expense in the third quarter of 2011 was primarily comprised of a $6 million charge from foreign currency loss, and a $2 million loss from Sigma Fund investments, partially offset by $8 million of other net investment earnings. The net Other income in the third quarter of 2010 was primarily comprised of $4 million of foreign currency gains.

Effective Tax Rate

We recorded $84 million of net tax expense in the third quarter of 2011, resulting in an effective tax rate of 35%, compared to $203 million of net tax expense in the third quarter of 2010, resulting in an effective tax rate of 106%.

Our effective tax rate in the third quarter of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings, offset by a reduction in unrecognized tax benefits.

Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Earnings from Continuing Operations

After taxes, and excluding Loss attributable to noncontrolling interests, we had net earnings from continuing operations of $152 million, or $0.45 per diluted share, in the third quarter of 2011, compared to a net loss from continuing operations of $13 million, or $0.04 per diluted share, in the third quarter of 2010.

The increase in net earnings from continuing operations was primarily driven by: (i) $119 million decrease in income tax expense, and (ii) $96 million increase in gross margin, offset by: (i) $26 million increase in Other charges, and (ii) $18 million increase in SG&A.

Earnings from Discontinued Operations

In the third quarter of 2011, we had an after-tax loss from discontinued operations of $24 million, or $0.07 per diluted share, primarily driven by a pre-tax post-closing purchase price reduction of $52 million related to the sale of the Networks business. In the third quarter of 2010, we had after-tax earnings from discontinued operations of $123 million, or $0.37 per diluted share, from Motorola Mobility and the Networks business.

Results of Operations—Nine months ended October 1, 2011 compared to Nine months ended October 2, 2010

Net Sales

Net sales were $6.0 billion in the first nine months of 2011, up 9% compared to net sales of $5.5 billion in the first nine months of 2010. The increase in net sales reflects: (i) $256 million, or 14%, increase in net sales in the Enterprise segment, and (ii) $215 million, or 6%, increase in net sales in the Government segment.

Gross Margin

Gross margin was $3.0 billion, or 50.3% of net sales, in the first nine months of 2011, compared to $2.7 billion, or 49.8% of net sales, in the first nine months of 2010. The increase in gross margin reflects higher gross margins in both segments, primarily driven by the increase in net sales and product mix. The increase in gross margin as a percentage of net sales in the first nine months of 2011 compared to the first nine months of 2010 reflects an increase in gross margin percentage in the Government segment and a slight decrease in the Enterprise segment. Our overall gross margin as a percentage of net sales is impacted by the mix of product and service sales generated during the period.

Selling, General and Administrative Expenses

SG&A expenses increased 4% to $1.4 billion, or 23.9% of net sales, in the first nine months of 2011, compared to $1.4 billion, or 24.9% of net sales, in the first nine months of 2010. SG&A expenses as a percentage of net sales decreased in both segments. The increase in SG&A expenses reflects higher SG&A expenses in both segments. The increase in both segments was primarily due to (i) increase in sales incentives related to the increase in net sales, and (ii) increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. The increases in employee benefit-related expenses are primarily due to an increase in pension-related expenses and the reinstatement of the Company’s 401(k) matching contributions in the third quarter of 2010.

Research and Development Expenditures

R&D expenditures slightly increased to $775 million, or 13.0% of net sales, in the first nine months of 2011, compared to $772 million, or 14.0% of net sales, in the first nine months of 2010. R&D expenditures as a percentage of net sales decreased in both segments. The increase in R&D expenditures reflects higher R&D expenditures in the Enterprise segment and lower R&D expenditures in the Government segment. The slight increase in R&D expenditures in the Enterprise segment was primarily due to investment in next-generation technologies and increased employee benefit-related expenses. The decrease in R&D expenditures in the Government segment was primarily due to savings from cost-reduction initiatives related to overhead, partially offset by increased employee benefit-related expenses. We participate in competitive industries with constant changes in technology and, accordingly, we continue to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

We recorded net charges of $221 million in Other charges in the first nine months of 2011, compared to net charges of $119 million in the first nine months of 2010. The net charges in the first nine months of 2011 included: (i) $150 million of charges relating to the amortization of intangibles, (ii) $48 million of charges for legal matters, net, and (iii) $32 million of net reorganization of business charge, partially offset by $9 million pension plan adjustments, net, related to the Transaction. The charges in the first nine months of 2010 included: (i) $152 million of charges relating to the amortization of intangibles, and (ii) $35 million of net reorganization of business charges included in Other charges, partially offset by a $68 million gain related to legal matters and an intellectual property reserve adjustment, net. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $59 million in the first nine months of 2011, compared to net interest expense of $97 million in the first nine months of 2010. Net interest expense in the first nine months of 2011 included interest expense of $105 million, partially offset by interest income of $46 million. Net interest expense in the first nine months of 2010 includes interest expense of $164 million, partially offset by interest income of $67 million. The decrease in net interest expense in the first nine month of 2011 was primarily attributable to a decline in interest expense due to lower average debt outstanding during the first nine months of 2011 compared to the first nine months of 2010 and the reversal of a tax related interest accrual that was no longer considered more likely than not to occur. Additionally, interest income decreased due to lower average cash and cash equivalents and lower yields during the first nine months of 2011 compared to the first nine months of 2010.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $21 million in the first nine months of 2011, compared to gains on sales of investments and businesses of $44 million in the first nine months of 2010. In the first nine months of 2011, the net gains were primarily comprised of gains related to sales of certain of our equity investments. In the first nine months of 2010, the net gains were primarily comprised of a $31 million gain on a sale of a single investment.

Other

Net Other expense was $72 million in the first nine months of 2011, compared to net Other expense of $9 million in the first nine months of 2010. The net Other expense in the first nine months of 2011 was primarily comprised of (i) $81 million loss from the extinguishment of debt, offset by $9 million of other net investment earnings. The net Other expense in the first nine months of 2010 was primarily comprised of: (i) $20 million of investment impairments, and (ii) $12 million loss from the extinguishment of debt, partially offset by: (i) $15 million of net gains from Sigma Fund investments, and (ii) $7 million of foreign currency gains.

Effective Tax Rate

We recorded $91 million of net tax benefits in the first nine months of 2011, resulting in a negative effective tax rate on continuing operations, compared to $332 million of net tax expense in the first nine months of 2010, resulting in an effective tax rate of 80%. Our negative effective tax rate in the first nine months of 2011 was primarily related to the recording of a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets. The valuation allowances on our deferred tax assets are discussed further in Note 6, “Income Taxes,” of our condensed consolidated financial statements.

Our effective tax rate in the first nine months of 2010 was higher than the U.S. statutory tax rate of 35% primarily due to an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings and a non-cash tax charge related to the Medicare Part D subsidy tax law change, partially offset by reductions in unrecognized tax benefits.

Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Earnings from Continuing Operations

After taxes, and excluding Earnings attributable to noncontrolling interests, we had net earnings from continuing operations of $567 million, or $1.65 per diluted share, in the first nine months of 2011, compared to a net earnings from continuing operations of $78 million, or $0.23 per diluted share, in the first nine months of 2010.

The increase in net earnings from continuing operations was primarily driven by a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets recorded during the first quarter of 2011 and a $264 million increase in gross margin, partially offset by a $102 million increase in Other charges and a $56 million increase in SG&A.

Earnings from Discontinued Operations

In the first nine months of 2011, we had after-tax earnings from discontinued operations of $407 million, or $1.19 per diluted share, substantially from the operations and gain from the sale of the Networks business. In the first nine months of 2010, we had an after-tax earnings from discontinued operations of $263 million, or $0.78 per diluted share, from Motorola Mobility and the Networks business.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended October 1, 2011 and October 2, 2010 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.

Government Segment

For the third quarter of 2011 and third quarter of 2010, the segment’s net sales represented 66% of our consolidated net sales. For the first nine months of 2011, the segment’s net sales represented 65% of our consolidated net sales, compared to 67% in the first nine months of 2010.

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Segment net sales	$1,379	$1,267	9%	$3,876	$3,661	6%
Operating earnings	185	159	16%	388	352	10%

Three months ended October 1, 2011 compared to three months ended October 2, 2010

The segment’s net sales were $1.4 billion in the third quarter of 2011 and $1.3 billion during the third quarter of 2010. The increase in net sales in the Government segment reflects an increase in radio sales and service revenues. On a geographic basis, net sales increased in all regions compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s sales in the third quarter of 2011, and 64% in the third quarter of 2010.

The segment had operating earnings of $185 million in the third quarter of 2011, compared to operating earnings of $159 million in the third quarter of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by 9% increase in net sales and product mix, partially offset by an increase in SG&A expenses and Other charges. The increase in SG&A expenses was primarily due to an increase in sales incentives related to the increase in net sales and an increase in pension-related expenses. The increase in Other charges was primarily due to a gain recorded in the third quarter of 2010 related to an intellectual property reserve adjustment with no comparable adjustment in the third quarter of 2011. As a percentage of net sales in the third quarter of 2011 as compared to the third quarter of 2010, gross margin increased, SG&A and R&D expenditures decreased.

Nine months ended October 1, 2011 compared to nine months ended October 2, 2010

In the first nine months of 2011, the segment’s net sales were $3.9 billion, a 6% increase compared to net sales of $3.7 billion in the first nine months of 2010. The increase in net sales in the Government segment reflects an increase in radio sales and service revenues. On a geographic basis, net sales increased in North America, Latin America and Asia and decreased slightly in the EMEA region compared to the first nine months of 2010. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in both the first nine months of 2011 and the first nine months of 2010.

The segment had operating earnings of $388 million in the first nine months of 2011, compared to operating earnings of $352 million in the first nine months of 2010. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 6% increase in net sales, and (ii) a slight decrease in R&D expenditures, partially offset by increases in Other charges and SG&A expenses. The decrease in R&D expenditures was primarily due to savings from cost-reduction initiatives related to overhead, partially offset by an increase in investment in next-generation technologies. The increase in Other charges was primarily due to net charges from legal matters, and a gain recorded in the third quarter of 2010 related to an intellectual property reserve adjustment with no comparable adjustment in the third quarter of 2011. The increase in SG&A expenses was primarily due to an increase in sales incentives related to the increase in net sales and increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in the first nine months of 2011 as compared to the first nine months of 2010, gross margin increased, SG&A expenses increased, and R&D expenditures decreased.

Enterprise Segment

For the third quarter of 2011 and third quarter of 2010, the segment’s net sales represented 34% of our consolidated net sales. For the first nine months of 2011, the segment’s net sales represented 35% of our consolidated net sales, compared to 33% in the first nine months of 2010.

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Segment net sales	$726	$641	13%	$2,093	$1,837	14%
Operating earnings	68	52	31%	192	125	54%

Three months ended October 1, 2011 compared to three months ended October 2, 2010

In the third quarter of 2011, the segment’s net sales were $726 million, a 13% increase compared to net sales of $641 million in the third quarter of 2010. The 13% increase in net sales in the Enterprise segment reflects an increase in mobile computing, advanced data capture, and wireless local area network product sales, partially offset by a decrease in the iDEN infrastructure business. On a geographic basis, net sales increased in all regions compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 46% and 48% of the segment’s net sales in the third quarter of 2011 and the third quarter of 2010, respectively.

The segment had operating earnings of $68 million in the third quarter of 2011, compared to operating earnings of $52 million in the third quarter of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 13% increase in net sales, partially offset by increases in SG&A expenses and R&D expenditures. The increase in SG&A expenses was primarily due to an increase in sales incentives related to the increase in net sales and an increase in pension-related expenses. The increase in R&D expenditures was primarily due to investment in next-generation technologies. As a percentage of net sales in the third quarter of 2011 as compared to the third quarter of 2010, gross margin increased, and SG&A expenses and R&D expenditures decreased.

Nine months ended October 1, 2011 compared to nine months ended October 2, 2010

In the first nine months of 2011, the segment’s net sales were $2.1 billion, a 14% increase compared to net sales of $1.8 billion in the first nine months of 2010. The 14% increase in net sales in the Enterprise segment reflects an increase in mobile computing, advance data capture, and wireless local area network product sales, partially offset by a decrease in the iDEN infrastructure business. On a geographic basis, net sales increased in all regions compared to the first nine months of 2010. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 45% and 49% of the segment’s net sales in the first nine months of 2011 and the first nine months of 2010, respectively.

The segment had operating earnings of $192 million in the first nine months of 2011, compared to operating earnings of $125 million in the first nine months of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 14% increase in net sales, partially offset by increases in Other charges and SG&A expenses. The increase in Other charges was primarily due to charges in the nine months ended 2011 from legal matters, net. The increase in SG&A expenses was primarily due to an increase in sales incentives related to the increase in net sales, and increased employee benefit-related expenses, partially offset by savings from cost-reduction initiatives related to overhead. As a percentage of net sales in the first nine months of 2011 as compared to the first nine months of 2010, gross margin slightly decreased, and SG&A expenses and R&D expenditures decreased.

Reorganization of Businesses

During 2011, we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the third quarter of 2011, we recorded net reorganization of business charges of $10 million, including: (i) $8 million relating to the separation of 200 employees who were substantially all indirect employees, and (ii) $2 million for exit costs relating to the exit of leased facilities. These charges were substantially all classified as Other charges in our condensed consolidated statements of operations.

During the three months ended October 2, 2010, we recorded net reorganization of business charges of $27 million, including $22 million of charges under Other charges and $5 million of charges in Costs of sales in our condensed consolidated statements of operations. Included in the $27 million are charges of $15 million for exit costs, and $12 million for employee separation costs.

We expect to realize cost-saving benefits of approximately $6 million during the remaining three months of 2011 from the plans that were initiated during the first nine months of 2011, primarily in SG&A expenses. Beyond 2011, we expect the reorganization plans initiated during the first nine months of 2011 to provide annualized cost savings of approximately $17 million, primarily in SG&A expenses.

The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Government	$7	$27	$25	$42
Enterprise	3	—	10	5

	$10	$27	$35	$47

Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $67 million in the first nine months of 2011, as compared to $44 million in the first nine months of 2010. Of the $35 million of reorganization of businesses accruals at October 1, 2011, $22 million relate to employee separation costs and are expected to be paid in 2011 and 2012. The remaining $13 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.8 billion at October 1, 2011, compared to $4.2 billion at December 31, 2010. At October 1, 2011, $282 million of this amount was held in the U.S. and $1.5 billion was held by the Company or its subsidiaries in other countries. At October 1, 2011, restricted cash was $63 million (including $60 million held in the U.S.), compared to $226 million (including $60 million held in the U.S.) at December 31, 2010. The decrease in our cash and cash equivalents from December 31, 2010 to October 1, 2011 is reflective of our contributions of $3.3 billion of cash and cash equivalents to Motorola Mobility, which included $160 million of restricted cash, partially offset by $1.0 billion of net cash received from the sale of the Networks business.

We continue to analyze and review various repatriation strategies to continue to efficiently repatriate funds. During the first nine months of 2011, we repatriated $1.4 billion in funds to the U.S. from international jurisdictions with minimal cash tax cost. We have approximately $2.1 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges, given the U.S. Federal tax provisions previously accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from our non-U.S. subsidiaries could require the payment of additional foreign taxes. While we regularly repatriate funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse cash tax consequences.

On January 4, 2011, the Distribution of Motorola Mobility from Motorola Solutions was completed. Immediately prior to the Distribution, we contributed $3.2 billion of cash and cash equivalents to Motorola Mobility and contributed $75 million during the third quarter of 2011. These contributions are reflected in our condensed consolidated statements of cash flow in the first nine months of 2011. We have an obligation to contribute an additional $225 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary.

During the nine months ended October 1, 2011, we received cash proceeds from the sale of the Networks business of $1.0 billion, net of taxes, assignment fees, and other transaction-related fees and expenses. Cash proceeds included $150 million of accounts receivable collected after the Transaction closed. A significant amount of the cash proceeds were received in the U.S. Based on the terms and conditions of the Transaction, the sale is subject to a purchase price adjustment that is contingent upon the review of final assets and liabilities transferred to NSN and is based on the change in net assets from the original agreed upon sale date.

Operating Activities

In the first nine months of 2011, the cash provided by operating activities was $803 million, compared to $471 million of cash provided by operating activities in the first nine months of 2010. The primary contributors to the cash provided in the first nine months of 2011 were: (i) income from continuing operations (adjusted for net non-cash charges) of $1.1 billion, (ii) $230 million decrease in accounts payable and accrued liabilities, and (iii) $93 million net decrease in other assets and liabilities.

Accounts Receivable: Our net accounts receivable was $1.5 billion at both October 1, 2011 and December 31, 2010. The Company sells its products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, our levels of net accounts receivable can be impacted by the timing and level of sales that are made and by the geographic locations in which those sales are made. See related discussion below under “Sales of Receivables.”

Inventory: Our net inventory was $548 million at October 1, 2011, compared to $521 million at December 31, 2010. Inventory management continues to be an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable: Our accounts payable was $641 million at October 1, 2011, compared to $731 million at December 31, 2010. We buy products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, our levels of accounts payable can be impacted by the timing and level of purchases made and by the geographic locations in which those purchases are made.

Benefit Plan Contributions: During the three months ended October 1, 2011, contributions of $7 million were made to our Non-U.S. plans and $60 million to our Regular U.S. Pension Plan. During the nine months ended October 1, 2011, contributions of $30 million were made to our Non-U.S. plans, $6 million to our Officer’s plan and $170 million to our Regular U.S. Pension Plan. We made additional contributions of $60 million to our U.S. Regular Pension Plan on October 14, 2011. We expect to make additional cash contributions of approximately $10 million to our Non-U.S. plans during the remainder of 2011.

Investing Activities

Net cash provided by investing activities was $1.2 billion in the first nine months of 2011, compared to net cash provided of $171 million in the first nine months of 2010. This $1.0 billion increase was primarily due to the proceeds from the sale of the Networks business and the increase in cash received from net sales of Sigma Fund investments.

Sigma Fund: The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows us to efficiently manage our cash around the world. We had net proceeds from sales of $225 million of Sigma Fund investments in the first nine months of 2011, compared to $30 million in net sales of Sigma Fund investments in the first nine months of 2010. The aggregate fair value of Sigma Fund investments was $4.5 billion at October 1, 2011 (including $1.6 billion held by the Company or its subsidiaries outside the U.S.), compared to $4.7 billion at December 31, 2010 (including $1.9 billion held by the Company or its subsidiaries outside the U.S.).

We continuously assess our cash needs and continue to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet our current operating requirements over the next twelve months.

Capital Expenditures: Capital expenditures were $103 million in the first nine months of 2011, compared to $111 million in the first nine months of 2010. Our emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses: We received $1.1 billion in net proceeds from the sales of investments and businesses, in the first nine months of 2011, compared to proceeds of $238 million in the first nine months of 2010. The proceeds in the first nine months of 2011 were primarily comprised of net proceeds received in connection with sales of: (i) Networks business, (ii) certain of our equity investments, and (iii) the Israel-based module business. The proceeds in the first nine months of 2010 were primarily comprised of net proceeds received in connection with: (i) the sale of the Israel-based wireless networks operator business, and (ii) the sales of certain of our equity investments.

Financing Activities

Net cash used for financing activities was $4.3 billion in the first nine months of 2011, compared to net cash provided of $307 million in the first nine months of 2010. Cash used for financing activities in the first nine months of 2011 was primarily comprised of: (i) $3.3 billion of cash contributions relating to the Distribution of Motorola Mobility, (ii) $744 million used for purchases of our common stock under our share repurchase program, and (iii) $617 million of cash used for the repurchase of long-term debt, partially offset by: (i) $148 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, and (ii) $102 million of distributions from discontinued operations. Net cash provided by financing activities in the first nine months of 2010 was primarily comprised of $644 million of distributions from discontinued operations and $152 million of cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by $484 million of cash used for the repurchase of long-term debt.

Current Portion of Long Term Debt: Our outstanding notes payable and current portion of long-term debt was $605 million, at October 1, 2011 and December 31, 2010. We expect to repay the $600 million of 8.0% Notes, as scheduled, in the fourth quarter of 2011.

Long-Term Portion of Long Term Debt: At October 1, 2011, we had outstanding long-term debt of $1.5 billion, compared to $2.1 billion at December 31, 2010.

During the nine months ended October 1, 2011, we repurchased $540 million of our outstanding long-term debt for a purchase price of $615 million, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025, (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028, and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $81 million related to this debt tender in Other within Other income (expense) in our condensed consolidated statements of operations.

During the nine months ended October 2, 2010, we repurchased $500 million of our outstanding long-term debt for a purchase price of $477 million, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 6.50% Debentures due 2025, (ii) $75 million of the $286 million then outstanding of the 6.50% Debentures due 2028, (iii) $222 million of the $446 million then outstanding of the 6.625% Senior Notes due 2037, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in our condensed consolidated statements of operations.

The three largest U.S. national rating agencies rate our senior unsecured long-term debt investment grade. We believe that we will be able to maintain sufficient access to the capital markets at our current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.

We may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program: On July 28, 2011, we announced that our Board of Directors approved a share repurchase program that allows us to purchase up to $2.0 billion of our outstanding common stock through December 31, 2012. During the third quarter of 2011, we paid an aggregate of $744 million, including transactions costs, to repurchase 18.4 million shares at an average price of $40.38 per share. All repurchased shares have been retired.

Payment of Dividends: Also on July 28, 2011, we announced that our Board of Directors approved the initiation of a regular quarterly cash dividend on our outstanding common stock. The Board of Directors approved a cash dividend of $0.22 per share of common stock of which $72 million was paid on October 14, 2011 to shareholders of record as of the close of business on September 15, 2011.

Credit Facilities

During the first quarter 2011, we terminated our $1.5 billion domestic syndicated revolving credit facility scheduled to mature in December 2011 and entered into a new $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which we can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of October 1, 2011. We have had no outstanding borrowings under the 2011 Motorola Solutions Credit Agreement.

Long-Term Customer Financing Commitments

Outstanding Commitments:    We had outstanding commitments to provide long-term financing to third parties totaling $131 million at October 1, 2011, compared to $333 million at December 31, 2010 (including $168 million at December 31, 2010 relating to the Networks business). Of these amounts, none were supported by letters of credit or by bank commitments to purchase long-term receivables at October 1, 2011, compared to $27 million at December 31, 2010 (including $25 million at December 31, 2010). We retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled approximately $126 million at October 1, 2011.

Guarantees of Third-Party Debt:    We had committed to provide financial guarantees related to customer financing facilities totaling $1 million at October 1, 2011, compared to $10 million at December 31, 2010 (including $6 million at December 31, 2010 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $1 million at both October 1, 2011 and December 31, 2010.

Outstanding Long-Term Receivables:    We had net long-term receivables of $141 million (net of allowances for losses of $1 million) at October 1, 2011, compared to net long-term receivables of $264 million (net of allowances for losses of $1 million) at December 31, 2010. These long-term receivables are generally interest bearing, with interest rates ranging from 1% to 13%.

Sales of Receivables

As of October 1, 2011 and December 31, 2010, we had a $200 million committed revolving receivable sales facility, maturing December 2011, for the sale of accounts receivable, which was fully available at both periods. The initial cash proceeds received by the Company for the sale of these receivables is capped at the lower of $200 million or eligible receivables less reserves. We had no significant committed facilities for the sale of long-term receivables at October 1, 2011 or at December 31, 2010.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$3	$1	$4	$29
Long-term receivables sales proceeds	170	15	193	24

Total proceeds from one-time sales	173	16	197	53
Cumulative quarterly proceeds received from sales under committed facilities	—	—	—	70

Total proceeds from receivables sales	$173	$16	$197	$123

At October 1, 2011, we retained no servicing obligations for sold accounts receivable and $250 million of long-term receivables, compared to $329 million of sold accounts receivable and $277 million of long-term receivables at December 31, 2010.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value:    In certain circumstances, we may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue we receive from the contract. Contracts with these types of uncapped damage provisions are fairly rare, but individual contracts could still represent meaningful risk. There is a possibility that a damage claim by a counterparty to one of these contracts could result in expenses to us that are far in excess of the revenue received from the counterparty in connection with the contract.

Indemnification Provisions:    In addition, we may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, we have not made significant payments under these agreements, nor have there been significant claims asserted against us. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, for which procedures typically allow us to challenge the other party’s claims. Further, our obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances we may have recourse against third parties for certain payments made by us.

Legal Matters:    We are a defendant in various lawsuits, claims and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on our consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

In addition, pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify us for certain liabilities, and we agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

Significant Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for us beginning January 1, 2012. We anticipate that the adoption of this standard will not materially affect our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for us beginning January 1, 2012. We anticipate that the adoption of this standard will change the presentation of our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350),” (“ASU 2011-08”). ASU 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

At October 1, 2011, we had outstanding foreign exchange contracts with notional amounts totaling $606 million, compared to $1.5 billion outstanding at December 31, 2010. The decrease in outstanding contracts is primarily related to the Distribution of Motorola Mobility. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2011	December 31, 2010
Chinese Renminbi	$(377)	$(423)
Brazilian Real	(47)	(43)
Japanese Yen	38	40
Israeli Shekel	32	(5)
British Pound	27	187

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Overview about: (a) the expected net cash proceeds from the sale of our Networks business, (b) the tax free nature of the Distribution of Motorola Mobility, (c) our business strategies and expected results, (d) our industry and market expectations including demand levels and customer priorities for our business, (e) the timing and impact of new product launches, and (f) the impact of recent events in Thailand on our ability to purchase raw materials or components, (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) our ability and cost to repatriate funds, (c) our ability to declare quarterly dividends, (d) our ability to repurchase shares of our common stock under our share repurchase program, (e) the impact of the timing and level of sales of accounts receivable and the geographic location of such sales, (f) the impact of the timing and level of purchases by various businesses and the geographic location of such purchases, (g) expectations for the Sigma Fund and other investments, (h) our ability and cost to access the capital markets, (i) our plans with respect to the level of outstanding debt, (j) future cash contributions to pension plans or post retirement healthcare plans, (k) expected payments pursuant to commitments under long-term agreements, (l) potential contractual damages claims, (m) the outcome of ongoing and future legal proceedings, (n) the completion and impact of pending acquisitions and divestitures, and (o) the impact of recent accounting pronouncements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, and (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

Some of the risk factors that affect our business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 12 through 25 of our 2010 Annual Report on Form 10-K, in Part II, “Item 1A: Risk Factors” on page 46 of our Quarterly Report on Form 10-Q for the period ended April 2, 2011, and in our other SEC filings available for free on the SEC’s website at www.sec.gov and on Motorola Solutions’ website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.

Howell v. Motorola, Inc., et al.

A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) in connection with the sale of telecommunications equipment by Motorola. Telsim had subsequently defaulted on the payment of approximately $2 billion of such vendor financing, approximately half of which the Company has recovered to date. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Three new purported lead plaintiffs subsequently intervened in the case, and filed a motion for class certification seeking to represent a class of Plan participants. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. The court granted leave to defendants to appeal the class certification and granted leave to lead plaintiff Howell to appeal an earlier dismissal of his individual claim. Each party filed those appeals. On June 17, 2009, the Illinois District Court granted summary judgment in favor of all defendants on all counts. On June 25, 2009, the Seventh Circuit Court of Appeals (the “Seventh Circuit”) dismissed as moot defendants’ class certification appeal and stayed Howell’s appeal. On July 14, 2009, plaintiffs appealed the summary judgment decision. By order of the Seventh Circuit on August 17, 2009, Howell’s individual appeal and plaintiffs’ appeal of the summary judgment decision (now cited as Howell v. Motorola, Inc. et al. and Lingis et al. v. Rick Dorazil et al.) were consolidated with Spano et al. v. Boeing Company et al. and Beesley et al. v. International Paper Company for argument and decision. On January 21, 2011, the Seventh Circuit affirmed the Illinois District Court’s summary judgment decision in favor of Motorola and denied Howell’s individual appeal in all respects. On April 21, 2011, plaintiffs filed a petition for certiorari to the United States Supreme Court in Lingis et al. v. Rick Dorazil et al., seeking the Supreme Court’s review of a single question regarding the standard for liability of ERISA plan fiduciaries for failure to disclose information. The petition for certiorari did not challenge any of the Seventh Circuit’s other holdings in Lingis, nor its decision in Howell v. Motorola, Inc. et al. On October 3, 2011, the Supreme Court denied the petition for certiorari, thus ending the litigation.

Silverman Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff’s motion for class certification. On March 10, 2010, the district court granted plaintiffs motion to file a second amended complaint which adds allegations concerning Motorola’s accounting and disclosures for certain transactions entered into in the third quarter of 2006. On February 16, 2011, the district court granted summary judgment to dismiss the remaining claims as to two individual defendants and the Section 10(b) claim as to a third individual, and denied the motion in part. On March 21, 2011, Motorola filed a motion for summary judgment to dismiss the remaining claims against the Company and other individual defendants. On July 25, 2011, the district court denied the motion for summary judgment. The district court has set a trial date of April 9, 2012.

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

On October 6, 2010, Motorola Mobility, Inc. filed two complaints for patent infringement against Apple Inc. in Motorola Mobility, Inc. v Apple Inc., in the United States District Court for the Northern District of Illinois (the “Illinois Complaints”). Motorola Mobility, Inc. filed another complaint for patent infringement against Apple Inc. in Motorola Mobility, Inc. v Apple Inc., in the United States District Court for the Southern District of Florida (the “Florida Complaint”). The complaints allege that Apple Inc. directly and/or indirectly infringes eighteen Motorola Mobility patents by making, using, offering for sale and selling in the United States certain products and services. On November 9, 2010, Motorola Mobility, Inc. voluntarily dismissed the Illinois Complaints, which are now being asserted as counterclaims in the actions brought by Apple Inc. below. On November 18, 2010, Apple counterclaimed in the Southern District of Florida, alleging infringement of six Apple patents by both Motorola, Inc’s and Motorola Mobility, Inc.’s manufacture and sale of mobile devices, set-top boxes and digital video recorders.

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

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the three patents by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola, Inc. (now Motorola Solutions, Inc.) and Motorola Mobility, Inc. from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation. On July 27, 2011 Motorola Solutions, Inc. filed an unopposed motion to remove Motorola Solutions, Inc. as a respondent in the ITC matter. The motion was subsequently approved by the Commission on August 15, 2011. As a result, Motorola Solutions, Inc. is no longer a participant in the ITC matter.

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

The monsoon rains and resulting ongoing flooding problems in Thailand are expected to disrupt the supply of raw materials and components from Thailand, which could have a material adverse affect on our results of operations.

Disruption in supply resulting from the ongoing flooding in Thailand may result in certain of our suppliers and subcontractors, both inside and outside of Thailand, being unable to deliver sufficient quantities of components or being unable to deliver such components in a timely manner. Our suppliers and subcontractors located outside of Thailand be adversely impacted by the unavailability of certain essential components made in Thailand. If we, or our suppliers, are unable to procure sufficient quantities of components or raw materials from suppliers in Thailand or other sources, it could have a material adverse affect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 1, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
7/3/11 to 7/29/11	0	$ —	—	$2,000,000,000
7/30/11 to 8/26/11	15,001,029	$40.38	15,001,029	$1,394,490,333
8/27/11 to10/1/11	3,437,361	$40.34	3,437,361	$1,255,882,104

Total	18,438,390	$40.38	18,438,390

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)	On July 28, 2011, the Company announced that its Board of Directors had authorized a share repurchase program for an aggregate amount up to $2.0 billion of its outstanding shares of common stock ending on December 31, 2012.

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

Date: October 27, 2011

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