Form 10-K
period 2011-12-31
Motorola Solutions, Inc.
filed 2012-02-15
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2011 (the last business day of the Registrant’s most recently completed second quarter) was approximately $16.0 billion.

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2012 was 317,969,760.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on April 30, 2012, are incorporated by reference into Part III.

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

During 2011, we reclassified the historical financial results of the following businesses as discontinued operations: (i) Motorola Mobility Holdings, Inc. (“Motorola Mobility”), (ii) Point-to-Point (Orthogon) and Point-to-Multipoint (Canopy) wireless broadband businesses (“Wireless Broadband businesses”), and (iii) the amateur, marine and airband radio businesses. Also during 2011, we completed the sale of certain assets and liabilities of the Networks business to Nokia Siemens Networks B.V. (“NSN”), which was reclassified to discontinued operations during 2010. The results from discontinued operations are discussed in further detail in the “Discontinued Operations” footnote to our financial statements included in Item 8.

Item 1: Business

General

We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our communications-focused products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership. We are positioned for success with sales in more than 100 countries, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.

We report financial results for two operating segments:

Government: The Government segment includes sales of public safety mission-critical communications systems, commercial two-way radio systems and devices, software and services.

Enterprise: The Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and services.

Motorola Solutions is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. The Company’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Government segment

The Government segment designs, manufactures, sells, and provides services around voice and data communications systems, devices, security products and applications. These products and services are sold to a wide range of customers, including government, public safety and first responder agencies as well as commercial customers who operate private communications networks and manage a mobile workforce. In 2011, this segment’s net sales represented approximately 65% of our consolidated net sales.

Our Industry, Products, and Services

Our government, public safety and first responder customers demand mission-critical and interoperable communications to effectively serve and protect the public. Our commercial customers demand business-critical communications to effectively run their business. Our customers are facing efficiency challenges which are driving technology transitions and equipment upgrades. Our sales growth is driven by helping our customers address their communication needs.

We offer an extensive portfolio of network infrastructure, devices, applications and services, based on APCO 25 (Association for Public Safety Communications Officials), TETRA (terrestrial trunked radio), and DMR (digital mobile radio) standards, as well as broadband technologies (Long-Term Evolution (“LTE”), and WiFi). Our products and services are sold stand alone as well as part of an integrated system. In addition, we offer critical applications in the public safety command center, including voice, computer aided dispatch and multimedia/video. Our comprehensive service offering in this segment includes mobility consulting, system design and installation, network and device management and product support.

Our Strategy

Our strategy in the Government segment is to partner with our customers to enable them to deliver reliable services efficiently through innovative products and best-in-class services. Thought leadership and innovation are core to the effective partnership with our customers. We deliver innovation by: (i) developing next-generation public safety solutions including devices, Public Safety LTE systems, and critical command center applications; (ii) leading the ongoing migration to digital products; (iii) managing the potential public/private convergence of 700MHz public safety systems in the U.S. and digital dividend spectrum worldwide; (iv) continuing to be an industry leader in APCO 25 and TETRA standards-based voice and data communication systems around the world; and (v) enhancing our services offering through network and application integration. We continue to actively manage our product and services portfolio, investing to expand into attractive and complementary segments to strengthen our customer relationships.

Our Customers

We address the communication needs of government agencies, state and local public safety and first responder agencies, and commercial and industrial customers. Our largest customer is the U.S. Government (through its various branches and agencies, including the armed services), which represented approximately 11% of this segment’s net sales, and 7% of the Company’s net sales in 2011. The loss of this customer could have a material adverse effect on our revenue and earnings over several quarters, because some of our contracts with the U.S. Government are long-term. All contracts with the U.S. Government are subject to cancellation at the convenience of the U.S. Government. Net sales to customers in North America represented 63% of this segment’s net sales in 2011.

We believe that there remain a large number of government and commercial customers globally who have yet to experience the benefits of converged wireless communications, mobility and/or effectiveness and efficiencies realized through applications enabled by mobile broadband. In addition to serving our existing customers, we believe that we have opportunities to pursue profitable growth by extending our reach across new segments and geographies.

Our sales model includes both direct-sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our channel partners include distributors, value added resellers and independent software vendors. Resellers and distributors each have their own sales organizations that complement and extend the reach of our sales force. With deep expertise about specific customers’ operations, resellers are very effective in promoting sales of our product portfolio. The independent software vendors in our channel partner program offer customized applications that meet specific needs in each segment we serve. We believe this dual sales approach allows us to meet customer needs effectively, build strong, lasting relationships and broaden our penetration across segments and geographies.

Our Competition

The markets in which we operate are highly competitive. Continued evolution in our industry and technology shifts are creating opportunities for established and new competitors. Key competitive factors include product performance; product features; product quality, availability and warranty; price; availability of vendor financing; quality and availability of service; company reputation and financial strength, including investment grade rating; partner community; and relationship with key customers. Our strong relationships with customers and partners, technology leadership, breadth of portfolio, product performance and support position us well for success.

We experience widespread competition from a growing number of existing and new competitors, including: large system integrators and manufacturers of private and public wireless network equipment and devices. Major competitors include: Cassidian/EADS, Harris, Hytera, Kenwood, Sepura and Tait.

Large system integrators are seeking to move further into the state and local government market segment. We and our competitors may serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements. Where favorable, we may partner with large system integrators or other third parties to make available our portfolio of advanced mission-critical network infrastructure, devices, applications and services.

Several other competitive factors may have an impact on our Government segment, including: the consolidation among telecommunications equipment providers; evolving developments in the 700 MHz band; increasing encroachment by broadband and IP solution providers; and new low-tier vendors. As demand for fully integrated voice, data, and broadband systems continue, we may face additional competition from public telecommunications carriers and telecommunications equipment providers.

Backlog

Our backlog position was approximately $2.0 billion as of December 31, 2011 and 2010. The 2011 order backlog is believed to be generally firm and only includes received product and system installation labor orders from customers. Service orders such as maintenance and extended warranty contracts are excluded from backlog. Approximately 73% of that amount is expected to be recognized as revenue during 2012. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Enterprise segment

The Enterprise segment designs, manufactures, sells and provides services around WLAN infrastructure, rugged and enterprise-grade advanced data capture and mobile computing devices, security products and applications. These are sold to a wide range of enterprise customers, including those in retail and hospitality, transportation and logistics, manufacturing, energy and utilities, education and healthcare. In 2011, this segment’s net sales represented approximately 35% of our consolidated net sales.

Our Industry, Products and Services

Our enterprise customers are continuously looking to improve their operational efficiency as well as to increase their sales through superior customer service. In 2011, we saw an increase in technology spend by our customers, driven primarily by retail and transportation and logistics customers. We believe that long-term growth opportunities exist within the Enterprise segment, as the global workforce continues to become more mobile and enterprise customers continue to focus on improving their workforce efficiency and productivity. The segment also provides products and systems for the advanced exchange of information at the point of business activity. Our sales growth is driven by helping our customers to mobilize their workforce and improve customer service.

We offer an extensive portfolio of devices, infrastructure, applications and services. These include rugged and enterprise-grade mobile computers and tablets, laser/imager/RFID based data capture devices and kiosks, WLAN switches/controllers and access points, network and device management software, network and device security software, voice-based devices and software, and systems based iDEN technology. Our service offerings in this segment have been primarily related to product support. However, we are expanding our services offerings to also include network integration and network and mobile device management, as well as mobility consulting.

Our Strategy

Our strategy in the Enterprise segment is to deliver the next generation of enterprise mobility to empower the mobile worker, enable real-time asset visibility and engage the smart consumer. We have identified key areas of innovation to enable successful implementation of this strategy. These include advanced devices, enhanced information capture and analysis, adaptive networking solutions, integrated voice and data communications, advanced applications and services. We are expanding our devices portfolio to address the needs of an increasingly mobile workforce. Our products and services are designed to improve our customers’ operations through real-time asset visibility and integrated/adaptive communications networking solutions. Our portfolio of infrastructure and device products is complemented by customized applications and services, which are designed to help our customers achieve their specific business objectives. We are seeking to further expand our services offerings over the lifecycle of these products.

Our Customers

We address the communication and data capture needs of enterprise customers primarily in retail and hospitality, transportation and logistics, manufacturing, energy and utilities, education and healthcare. These customers operate a large and diverse mobile workforce and are continuously focused on improving their operations through greater employee efficiency, greater asset visibility and superior customer service. Our product and services portfolio delivers attractive return on technology investment for our customers. In addition to serving our existing customers, we believe that we have opportunities to pursue profitable growth by extending our reach across new segments and geographies.

Our sales model includes both direct-sales by our in-house sales force and sales through our channel partner program. Our channel partners include distributors, value added resellers and independent software vendors. Resellers and distributors each have their own sales organizations that complement and extend the reach of our sales force. With deep expertise about specific customers’ operations, resellers are very effective in promoting sales of our product portfolio. The independent software vendors in our channel partner program offer customized applications, in addition to those that we offer, that meet specific needs in each market we serve. Our Enterprise segment utilizes our channel partners extensively, as the products of this segment generally support a broad range of applications. We believe this dual sales approach allows us to meet customer needs effectively, build strong, lasting relationships and broaden our penetration across segments and geographies.

Our Competition

The segments in which we operate are highly competitive. Continued evolution in our industry and technology shifts are creating opportunities for established and new competitors. Key competitive factors include product performance; product features; product quality, availability and warranty; price; availability of vendor financing; quality and availability of service; company reputation and financial strength; partner community; and relationship with key customers. Our strong relationships with customers and partners, technology leadership, breadth of portfolio, product performance and support position us well to provide customized solutions for our customers that drive our success.

We experience widespread competition from a growing number of existing and new competitors, including present manufacturers of laser/imager/RFID based data capture devices, optical instruments, notebook computers and tablets, smart phones, cordless phones, and cellular/WLAN/wired infrastructure equipment. Major competitors include: Apple, Aruba, Bluebird, Cisco, Datalogic, Honeywell, Hewlett Packard, Intermec, Psion, Panasonic, and Samsung.

Backlog

Our backlog position at December 31, 2011, was approximately $480 million, compared to $570 million at December 31, 2010. Our order backlog is believed to be generally firm and only includes received product and system installation labor orders from customers. Service orders such as maintenance and extended warranty contracts are excluded from backlog. Approximately 97% of that amount is expected to be recognized as revenue during 2012. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Other Information

Financial Information About Segments

The response to this section of Item 1 incorporates by reference Note 12, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Financial Information About Geographic Areas

The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2011 Compared to 2010” and “Results of

Operations—2010 Compared to 2009” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.

Payment Terms

Payment terms vary worldwide, depending on the arrangement. Generally, contract payment terms range from 30 to 45 days from the invoice date within North America and are typically limited to 90 days in regions outside of North America. A portion of the contracts with our government and public safety customers include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestone.

We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with system purchases. Financing may cover all or a portion of the purchase price.

Research and Development

We participate in very competitive industries with constant changes in technology. Throughout our history, we have relied, and continue to rely, primarily on our research and development (“R&D”) programs for the development of new products, and on our production engineering capabilities for the improvement of existing products. Management believes, looking forward, that our commitment to R&D programs are necessary to allow us to remain competitive.

R&D expenditures relating to new product development or product improvement were $1.0 billion in 2011, 2010 and 2009. We continue to believe that a strong commitment to R&D is required to drive long-term growth. As of December 31, 2011, approximately 7,000 professional employees were engaged in such R&D activities for us.

Regulatory Matters

The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by governmental agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”). Consequently, our results could be positively or negatively affected by the rules and regulations adopted by the FCC, NTIA or regulatory agencies in other countries from time to time. The availability of additional radio spectrum may provide new business opportunities and the loss of available radio spectrum may result in the loss of business opportunities.

We manufacture and market products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or handheld devices. Our products operate both on licensed and unlicensed spectrum.

As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations ceased operation in the broadcast television spectrum on June 12, 2009. As a result of this transition, 108 MHz of spectrum historically used for broadcast television, now known as the 700MHz band, is being redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. Now that the 700 MHz band spectrum is open nationwide, FCC records indicate that so far over 135 public safety agencies throughout over 25 states have been deploying narrowband operations at 700 MHz and others are in the planning stages. Under rules adopted by the FCC, 24 MHz of the 700 MHz band already allocated by the FCC will support new public safety narrowband and broadband communications systems. The public safety community is also seeking legislation from Congress to obtain an additional 10 MHz of dedicated spectrum in the 700 MHz band (“D-block”). If successful, the legislation would double the broadband 700 MHz band spectrum dedicated for public safety.

The FCC is also making provisions for a 700 MHz band nationwide public safety broadband network that may be built over the next 10-15 years. In May 2010, the FCC issued 21 conditional waiver grants to public safety agencies around the country to deploy 700 MHz broadband systems. Thirty-three additional waiver petitions are pending FCC decisions as of December 2011. Several of the broadband waiver grantees also benefit from federal Broadband Technology Opportunity Policy (“BTOP”) Grant Funds issued by the NTIA during 2010. In 2010, we were awarded a $50.6 million BTOP grant to deploy a broadband system in the greater San Francisco Bay area. We are also working with a number of customers in other areas who received FCC conditional waivers to use the 700 MHz broadband spectrum. For example, during 2011, we received an award to implement a 700 MHz (LTE) broadband system for the Mississippi Wireless Communication Commission. Public safety organizations and the FCC have endorsed the use of LTE technology, a technology in which we are investing, for this broadband network.

In November 2010, Canada also released a consultation requesting input on making broadband spectrum available for public safety use in the 700 MHz band. All full power TV broadcasters in Canada vacated the 700 MHz band by August 31, 2011. During 2011, the Radio Advisory Board of Canada (RABC), an influential industry association, recommended that Canadian decision-makers harmonize the band with that in the U.S. Further decisions regarding broadband use in Canada are expected to be released during 2012.

Internationally, the ITU World Radio Conference (“WRC”) is being held in Geneva during the first quarter of 2012. During this session, leaders from United Nation member countries will consider a number of initiatives, including whether to allocate additional spectrum for commercial broadband use as well as whether to allocate spectrum dedicated for public safety broadband. If the WRC agrees to consider spectrum for public safety broadband, studies would follow that would assess whether and how much spectrum is needed and recommendations for where in the spectrum range the spectrum should be allocated (taking into account regional and global harmonization to the extent practicable). The result could be future allocations for dedicated broadband spectrum for public safety which will provide opportunities for us in the future. In addition, certain countries already have spectrum landscapes that would permit country administrations to allocate public safety spectrum today. A WRC initiative can spur individual countries to act sooner, which may also create opportunities for our broadband solutions in the nearer term.

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

Intellectual Property Matters

Patent protection is extremely important to our operations. We have an extensive U.S. and international portfolio of patents relating to our products, systems, technologies and manufacturing processes, including research developments in scanning, information collection, mission-critical two-way radio communication, network communications and network management. We have also filed additional patent applications in the U.S. Patent and Trademark Office, as well as in foreign patent offices.

We license some of our patents to third parties, but this revenue is not significant. We are also licensed to use certain patents owned by others. In particular, Motorola Solutions has a royalty free license under all of the patents and patent applications assigned to Motorola Mobility at the time of the separation of the two businesses. Royalty and licensing costs vary from year to year and are subject to the terms of the agreements and sales volumes of our products subject to licenses.

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

Notwithstanding the transfer of patents to Motorola Mobility, the expiration of certain patents and the resulting potential for increased competition for some of our products in the future, we believe that our remaining patent portfolio will continue to provide us with a competitive advantage in our core product areas. Furthermore, we believe we are not dependent upon a single patent or a few patents. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, we plan to continue to litigate against competitors to enforce our intellectual property rights in certain technologies when attempts to negotiate mutually agreeable licenses are not successful.

Patents and Trademarks

As of December 31, 2011, we owned approximately 6,013 patents in the U.S. and in foreign countries. As of December 31, 2011, we and our wholly owned subsidiaries had approximately 2,700 U.S. and foreign patent applications pending. These foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2011, we and our wholly owned subsidiaries were granted 237 U.S. patents and 314 patents in other countries.

Inventory, Raw Materials, Right of Return and Seasonality

Our practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements in a manner consistent with industry standards. We provide custom products which require the stocking of inventories and large varieties of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent our suppliers’ product life cycles are shorter than ours, stocking of lifetime-buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle. At December 31, 2011, our inventory balance decreased slightly compared to December 31, 2010.

Availability of materials and components required by the Company is generally dependable; however, fluctuations in supply and market demand have caused and could cause selective shortages and affect results. We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact our financial results.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources is currently in adequate supply for our operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. Labor is generally available in reasonable proximity to our manufacturing facilities. Difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect our financial results.

Generally, our customer contracts do not include a right of return, other than for standard warranty provisions; however, certain distributor partners within the commercial enterprise markets do maintain limited stock rotation rights. Due to buying patterns in the markets we serve, sales tend to be somewhat higher in the fourth quarter.

Environmental Quality

During 2011, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on our capital expenditures, earnings or the competitive position of the Company.

Employees

At December 31, 2011, we and our subsidiaries had approximately 23,000 employees, compared to 51,000 employees at December 31, 2010. Approximately 19,000 employees transferred as part of the distribution of Motorola Mobility on January 4, 2011, and approximately 7,000 employees transferred with the sale of certain assets and liabilities of the Networks business to NSN.

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

All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola Solutions, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorolasolutions.com. Our Annual Report on Form 10-K and Definitive Proxy Statement may also be requested in hardcopy by clicking on “Printed Materials” at www.investor.motorolasolutions.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Current conditions in the domestic and world economies remain uncertain. This is particularly true of U.S. government customers’ budgetary conditions. As a result of global economic conditions, U.S. and European unemployment levels, the ongoing recession in Europe and ongoing political conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. As a result, it is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.

We have sizeable operations in Europe, which have been and will be impacted by the ongoing financial situation in Europe and the weakening Euro. We have engineering resources in Israel that could be disrupted as a result of hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.

We continue to face a number of risks related to current global economic conditions, including adverse credit conditions, low economic growth, risk of sovereign defaults and high levels of unemployment.

Global economic conditions continue to be challenging for government and enterprise communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, risk of sovereign defaults, particularly in certain European countries, continuing high rates of unemployment, reduced corporate capital spending and other factors. Economic growth in the U.S. and many other countries has remained low and the length of time these adverse economic conditions may persist are unknown. These global economic conditions have impacted and could continue to impact our business in a number of ways, including:

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

Requests by Customers for Vendor Financing by Motorola Solutions: Certain of our customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases or the provision of managed services. In response to reduced tax revenue at the state and local government level and ongoing tightening of credit for certain customers, these types of requests have increased in volume and scope. Motorola Solutions, particularly in its Government and Public Safety business, but also in connection with its Global Services offering, has continued to provide customer financing in light of these requests. A continuation of the credit market dislocation could force us to choose between further increasing our level of vendor financing or potentially losing sales to these customers, as some of our competitors, particularly in Asia, have been more willing to provide vendor financing. We also retain exposure to the credit quality of our customers who we finance.

Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We make sales in certain regions through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that resulted from the financial crisis that continues today. If credit pressures or other financial difficulties result in insolvency for important third parties and we are unable to successfully transition end-customers to purchase our products from other third parties or from us directly, it may cause, and in some cases has caused, a negative impact on our financial results.

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain single-source or limited-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and negatively impact our financial results. In addition, credit constraints at single-source suppliers have resulted in accelerated payment of accounts payable by us, impacting our cash flow. If this trend continues, it will continue to negatively impact our cash flow.

Increased Risk of Financial Counterparty Failures Could Negatively Impact our Financial Position: We use derivative financial instruments to reduce our overall exposure to the effects of currency fluctuations on cash flows. We are exposed to credit loss in the event of nonperformance by the counterparties to these derivative financial instruments. Although the contracts are distributed among several leading financial institutions, all of whom presently have investment grade credit ratings, the default by one or more counterparty could have a material adverse impact on our financial statements.

Returns on Pension and Retirement Plan Assets and Interest Rate Changes Could Affect Our Earnings and Cash Flow in Future Periods: We have large underfunded pension obligations, in part resulting from the fact that we typically retain all of the U.S. pension liabilities and the majority of our non-U.S. pension liabilities following our divestitures, including the distribution of Motorola Mobility. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we could be and have been required to make additional large contributions. The equity markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In a low interest rate environment like the one we are in, the likelihood of higher contributions in the future increases.

We have direct and indirect exposure to European sovereign and non-sovereign debt, European markets in terms of our revenues and cash flows and to fluctuations in the Euro.

We view our exposures to the Euro as follows as of December 31, 2011:

•	Our cash and cash equivalents include approximately $300 million of Euro denominated currency

•	Our accounts receivables balance includes approximately $230 million of Euro denominated receivables

•	We estimate that approximately 10% of our total annual estimated 2012 sales are Euro denominated

•

Company-sponsored defined benefit plans have no material exposure to Euro sovereign debt, approximately $50 million exposure to Euro corporate bonds, and approximately $220 million to Euro equity investments

A significant devaluation of, or movement away from, the use of the Euro could have a material adverse effect on our financial condition and results of operations.

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.

The markets for our products are characterized by rapidly changing technologies and evolving industry standards. We face intense competition in these markets and new products are expensive to develop and bring to market. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business will suffer.

Our results are subject to risks related to our significant investment in developing and introducing new products, such as integrated digital radios and integrated public safety systems. These risks include among others: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval of, and compliance with industry standards and regulatory requirements; (iv) the significant amount of resources we must devote to the development of new technologies; and (v) the ability to differentiate our products and compete with other companies in the same markets.

We are exposed to risks under large multi-year system and managed services contracts that may negatively impact our business.

We enter into large multi-year system contracts with large municipal, state, nation-wide government and enterprise customers. This exposes us to risks, including among others: (i) the technological risks of such contracts, especially when the contracts involve new technology, and (ii) financial risks under these contracts, including the estimates inherent in projecting costs associated with large contracts and the related impact on operating results. We are also facing increasing competition from traditional system integrators and the defense industry as system contracts become larger and more complicated.

Political developments also can impact the nature and timing of large government contracts. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancellable on short notice with limited penalties. The termination of funding for a government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.

In addition, we are increasingly providing managed services to our customers, particularly as we expand our Global Services organization, which requires that we partner with other systems and services providers, often on multi-year projects, to design, construct, manage and operate a public-safety system or other commercial system. From time to time such projects may require that we form a joint venture with our partners. Such arrangements may require us to assume the risk and agree to specific performance metrics that meet the customer’s requirement for network availability, reliability, maintenance and support. In certain cases, if these performance metrics are not met we may not be paid. Depending on the nature of such projects, which are referred to as build-own-operate (“BOO”) and in some cases maintain (“BOOM”) or transfer (“BOOT”), we may be unable to recognize revenue from the sale of equipment for a period of time, which may be several years. Such BOO, BOOM and BOOT arrangements shift risk to us and may result in an adverse impact on our profitability if we are unable to meet the requirements of such contracts.

The expansion of our business into managed services creates new and increased areas of risk that we have not been exposed to in the past and that we may not be able to properly assess or mitigate against.

In July 2011, we announced the formation of our Global Services organization and we plan to expand our business by offering additional and expanded managed services for existing and new types of customers, such as designing, building and managing the network for emergency service organizations or enterprise customers. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies. Such expansion will bring us into contact with new regulatory requirements and restrictions with which we will have to comply. This may increase the costs and delay or limit the range of new services which we will be able to offer.

The managed services business is one characterized by large subcontracting arrangements and we may not be able to obtain adequate indemnities or other protections from our subcontractors to adequately mitigate our risk to our customers.

We do not currently carry professional liability insurance, as such insurance is expensive to obtain for the amount of coverage typically requested by certain customers and we are therefore self insured for potential claims resulting from the managed services we provide.

A portion of our business is dependent upon U.S. Government contracts and grants, which are highly regulated and subject to oversight audits by U.S. Government representatives and subject to cancellations. Such audits could result in adverse findings and negatively impact our business.

Our government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in U.S. Government contracting, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time, and the inability to receive future grants. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs, foreign corruption and the False Claims Act.

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

In addition, contacts with government officials and participation in political activities are areas that are tightly controlled by federal, state and local laws. Failure to comply with these laws could cost us opportunities to seek certain government sales opportunities or even result in fines, prosecution, or debarment.

We derive a portion of our revenue from government customers who award business through competitive bidding which can involve significant upfront costs and risks. This effort may not result in awards of business or we may fail to accurately estimate the costs to fulfill contracts awarded to us, which could have adverse consequences on our future profitability.

Many government customers, including most U.S. government customers, award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The competitive bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, which could negatively impact the profitability of any contract award to us. In addition, following a contract award, we have experienced and may continue to experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.

Government regulation of radio frequencies may limit the growth of public safety broadband systems or reduce barriers to entry for new competitors.

Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. The growth of public safety broadband communications systems may be affected: (i) by regulations relating to the access to allocated spectrum for public safety users, (ii) if adequate frequencies are not allocated, or (iii) if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by new licensing fees required to use frequencies.

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, mesh technologies and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other technologies. Deregulation may introduce new competition and new opportunities for us.

The U.S. is currently contemplating allocating the 10 MHz in the 700 MHz spectrum “D block” to public safety. Alternatively the D block spectrum may be auctioned to commercial carriers, as has been advocated by the Federal Communications Commission (“FCC”). Failure to allocate the D block spectrum to public safety could reduce sales of next generation public safety communications systems in the U.S. and, as a result, could negatively impact our business. Even if D block legislation passes, there remains a risk that some provisions of the legislation may limit our ability to compete for LTE business and could also limit future narrowband sales if the legislation requires public safety to give back narrowband spectrum in the 700 MHz spectrum block.

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

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (i) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations; (v) currency fluctuations, particularly in the euro, Chinese renminbi, the British pound, Japanese yen, Malaysian ringgit and the Brazilian real among others; (vi) foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting intellectual property in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters such as the recent earthquake and tsunami in Japan and floods in Thailand; (xiii) public health issues or outbreaks; (xiv) changes in laws or regulations that negatively impact benefits being received by us or that require costly modifications in products sold or operations performed in such countries; (xv) the impact of each of the foregoing on our outsourcing and procurement arrangements; and (xvi) litigation in foreign court systems and foreign administrative proceedings.

Many of our products that are manufactured outside the U.S. are manufactured in Asia (primarily Malaysia and China) and Latin America (primarily Mexico). If manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, the legal system in China is still developing and this and other legal systems around the world are subject to change. Accordingly, our operations and orders for products in China could be negatively impacted by changes to, or interpretation of, Chinese law.

We also have a presence in emerging markets such as India. We face additional challenges in emerging markets, including creating demand for our products and the negative impact of changes in the laws or the interpretation of the laws, in those countries.

We also are subject to risks that our operations could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, or other similar anti-corruption laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-corruption policies and procedures may be violated by third party sales representatives or other third parties that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

We may not continue to have access to the capital markets for financing on acceptable terms and conditions, particularly if our credit ratings are downgraded.

From time to time we access the capital markets to obtain financing. Our access to the capital markets and the availably of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

We are rated middle triple B by all three national rating agencies. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, an increase in the interest rate payable by us under our revolving credit facility could result. In addition, a downgrade in our credit ratings could limit our ability to: access the debt markets; provide performance bonds, bid bonds, standby letters of credit and surety bonds; hedge foreign exchange risk; fund our foreign affiliates; and sell receivables. A downgrade in our credit rating could also result in less favorable trade terms with suppliers. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds and other credit related products.

Changes in our effective tax rate may have a negative impact on future operating results.

We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our effective tax rate may be negatively impacted by (i) changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, (ii) changes in tax laws and accounting principles, (iii) changes in the valuation of our deferred tax assets and liabilities, (iv) failure to meet commitments under tax incentive agreements, (v) discovery of new information during the course of tax return preparation, (vi)increases in nondeductible expenses, or (vii) difficulties in repatriating cash held abroad in a tax-efficient manner.

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

If the quality of our products does not meet our customers’ expectations or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

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

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be “stop-shipped” or recalled. Depending on the nature of the defect and the number of products in the field, it could cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. In certain jurisdictions when contracting with the government no limitation to liability is permitted by law. Recalls involving regulatory non-compliance could also result in fines and additional costs. Finally, recalls could result in third-party litigation by persons or companies alleging harm or economic damage as a result or the use of the products.

Many of our components and products are designed or manufactured by third parties and if such third-parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.

We rely on third-parties to design or manufacture many of our components and finished products. We could have difficulties fulfilling our orders and our sales and profits could decline if (i) we are not able to engage such manufacturers with the capabilities or capacities required by our business, (ii) such third parties lack sufficient quality control and fail to deliver quality components or products on time and at reasonable prices or deliver products that do not meet regulatory or industry standards or requirements, or (iii) if there are significant changes in the financial or business condition of such third parties.

We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.

We engage subcontractors on many of our contracts and as we expand our Global Services organization our use of subcontractors will increase. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and regulatory compliance issues and could harm our business, financial condition and results of operations.

Failure of our suppliers, subcontractors, third-party distributors and representatives to use acceptable ethical business practices could negatively impact our business.

It is our policy to require our suppliers and subcontractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers or subcontractors violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to a third party. Any of these events could have a negative impact on our sales and results of operations.

Our success is dependent, in part, upon our ability to form successful strategic alliances. If these arrangements do not develop as expected, our business may be negatively impacted.

We currently partner with industry leaders and other large organizations to meet customer product and service requirements and to develop innovative advances in design and technology. Some of our partnerships allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. Other partnerships allow us to offer more services and features to our customers. However, such arrangements carry an element of risk because, in many cases, we must compete in some business areas with a company with which we have a partnership and, at the same time, cooperate with that company in other business areas. If such arrangements do not develop as expected, our business could be negatively impacted. As we expand our Global Services organization our need to partner will increase.

We rely on third-party distributors, representatives and retailers to sell certain of our products

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

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our results of operations.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If demand for our products increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience shortages. We have experienced shortages in the past, including recently as a result of the earthquake and tsunami in Japan and flooding in Thailand, that have negatively impacted our results of operations. Although we work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our results of operations.

Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a negative impact on our business. In addition, our current contractual arrangements with certain suppliers may be cancelled or not extended by such suppliers and, therefore, not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these single source or limited source suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption, including as a result of third party attacks, could have a negative impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. As a provider of high technology emergency response systems, we face additional risk as a target of sophisticated attacks aimed at compromising our intellectual property, referred to as advanced persistent threats. In addition, we plan to implement a number of significant business systems upgrades in 2012 which, if defective or improperly installed or implemented may result in a business disruption. A system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

There has been a sharp increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data. There is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, remediation obligations and/or private litigation by parties whose data were disclosed.

We face many risks relating to intellectual property rights.

Our business will be harmed if: (i) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, (ii) the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses due to infringement of third-party intellectual property rights by supplier products, (iii) we are required to provide broad intellectual property indemnities to our customers, (iv) our intellectual property protection is inadequate to protect against threats of misappropriation from internal or external sources or otherwise inadequate to protect our proprietary rights, or (v) our competitors negotiate significantly more favorable terms for licensed intellectual property. We may be harmed if we are forced to make publicly available, under the relevant open-source licenses, certain internally developed software-related intellectual property as a result of either our use of open-source software code or the use of third-party software that contains open-source code.

Since our products are comprised of complex technology, much of which we acquire from suppliers through the purchase of components or licensing of software, we are often involved in or impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. These assertions against us, and our customers and suppliers have been increasing as the complexity of our products has increased. Many of these assertions are brought by non-practicing entities whose principle business model is to secure patent licensing-based revenue from product manufacturing companies. The patent holders often make broad and sweeping claims regarding the applicability of their patents to our products, seeking a percentage of sales as licenses fees, seeking injunctions to pressure us into taking a license, or a combination thereof. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing products or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.

We attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement of third-party intellectual property rights. However, there is no assurance that we will be successful in our negotiations or that a supplier’s indemnity will cover all damages and losses suffered by us and our customers due to the infringing products or that a supplier will choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that may negatively impact our sales if a court enters an injunction that enjoins the supplier’s products or if the International Trade Commission issues an exclusionary order that blocks our products from importation into the U.S. The frequency with which intellectual property disputes involving our suppliers have resulted in our involvement in International Trade Commission proceedings has increased. These proceedings are costly and entail the risk that we will be subjected to a ban on the importation of our products into the U.S. solely as a result of our use of a supplier’s components.

In addition, our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them.

Our patent and other intellectual property rights are important competitive tools and may generate income under license agreements. We regard our intellectual property as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to obtain and use our proprietary information or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our financial results.

As we expand our business, including through acquisitions, and compete with new competitors in new markets, the breadth and strength of our intellectual property portfolio in those new areas may not be as developed as in our longer-standing businesses. This may expose us to a heightened risk of litigation and other challenges from competitors in these new markets. Further, competitors may be able to negotiate significantly more favorable terms for licensed intellectual property than we are able to, which puts them at a competitive advantage. As our products become more like commercial products, through the adoption of industry-standard technologies, for instance, our intellectual property-related risks may increase.

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

We have a worldwide, perpetual and royalty-free license from Motorola Mobility to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our current products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. Although we will continue to be able to use the Motorola Marks in certain fields of use we no longer own the Motorola Marks after the distribution of Motorola Mobility. There are risks associated with both Motorola Mobility and the Company using the Motorola Marks and with this loss of ownership. As both Motorola Mobility and the Company will be using the Motorola Marks, confusion could arise in the market, including customer and investor confusion regarding the products offered by and the actions of the two companies. This risk could increase as both Motorola Mobility’s and our products continue to converge. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than Motorola. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility’s and our products continue to converge and as our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition. Furthermore, Motorola Mobility has the right to license the brand to third parties and either Motorola Mobility or licensed third parties may use the brand in ways that make the brand less attractive for customers of Motorola Solutions, creating increased risk that Motorola Solutions may need to develop an alternate or additional brand.

We may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.

In order to position ourselves to take advantage of growth opportunities, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (ii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (iii) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (iv) the potential loss of key employees of the acquired businesses; (v) the risk of diverting the attention of senior management from our operations; (vi) the risks of entering new markets in which we have limited experience; (vii) risks associated with integrating financial reporting and internal control systems; (viii) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (ix) future impairments of goodwill of an acquired business.

Acquisition candidates in the industries in which we participate may carry higher relative valuations (based on their earnings) than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher valuation than Motorola Solutions may be dilutive to our earnings, especially if the acquired business has little or no revenue. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings.

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

We have completed a number of large divestitures over the last several years and have ongoing potential liability associated with those transactions and the businesses we divested.

Over the last several years we have spun-off or sold a number of businesses, including Motorola Mobility and our Networks business and we may divest other businesses in the future. In most of our divestitures we make representations and warranties and agree to covenants relating to the business divested. We remain liable for a period of time for breaches of representations, warranties and covenants and we also indemnify buyers in the event of such breaches and for other specific risks. In addition, it is not unusual to remain liable for certain pre-closing liabilities associated with the divested business, such as pension liabilities, taxes, environmental liabilities and litigation. In certain situations, such as our spin-off transactions, we may retain ongoing risk in the event of a liquidation or bankruptcy of the company we spun off, even if they assumed certain liabilities because they were incurred when they were part of the Company. In addition, although we often assign contracts associated with the divested business to a buyer in a divestiture, often that assignment will be subject to the consent of the contractual counterparty, which may not be obtained or may be conditioned, resulting in the company remaining liable under the contract. Even though we establish reserves for any expected ongoing liability associated with divested businesses, those reserves may not be sufficient if unexpected liabilities arise and this could negatively impact our financial condition and future results of operations.

Following the sale of our Networks infrastructure assets we retained certain promissory notes and other obligations relating to vendor financing, but we no longer have a customer/vendor relationship with the borrowers, which may put us at increased risk for defaults.

Certain of the customers of our former Networks business who purchased large infrastructure systems requested that their suppliers provide financing in connection with equipment purchases. We retained the promissory notes and other obligations related to such vendor financing that was consummated up to the closing of the sale of our Networks business on April 29, 2011. As of December 31, 2011, the outstanding amount was approximately $130 million. As we no longer have a customer/vendor relationship with the borrowers following the sale we could be at increased risk of a default by such customers, as they may choose to pay their current vendors before they pay us. In addition, a majority of this debt is issued by former customers operating in the Middle East and could be negatively impacted by political unrest in this region. Finally, we retained certain recourse obligations with respect to a portion of the promissory notes and other obligations which we sold in 2011 in the event those notes and obligations are uncollectable as a result of the structure of our transaction with NSN.

We may be required to record additional goodwill or other long-lived asset impairment charges, which could result in an additional significant charge to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. No goodwill or long-lived assets impairment charges were recorded during 2011, 2010 or 2009. Declines in our stock price or reductions in our future cash flow estimates and future operating results may require us to record significant additional goodwill or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.

Changes in our operations or sales outside the U.S. markets could result in lost benefits in impacted countries and increase our cost of doing business.

We have entered into various agreements with non-U.S. governments, agencies or similar organizations under which we receive certain benefits relating to its operations and/or sales in the jurisdiction. If our circumstances change, and operations or sales are not at levels originally anticipated, we may be at risk of having to reimburse benefits already granted, and losing some or all of these benefits and increasing our cost of doing business.

Our success depends in part upon our ability to attract, retain and prepare succession plans for senior management and key employees.

The performance of our CEO, senior management and other key employees is critical to our success. If we are unable to retain talented, highly qualified senior management and other key employees or attract them when needed, it could negatively impact us. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, the Company could be negatively impacted.

It may be difficult for us to recruit and retain the types of engineers and other highly-skilled employees that are necessary to remain competitive.

Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel. In 2012, we are planning changes to our annual stock grants, which may increase the retention risk of affected employees.

The unfavorable outcome of any pending or future litigation or administrative action could negatively impact the Company.

Our financial results and reputation could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act and other anti-corruption laws. See “Item 3-Legal Proceedings.” There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.

It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance or we exhaust our coverage we are forced to retain the risk.

We have many types of insurance coverage and are also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain. As we grow our Global Services organization we are increasingly being asked to obtain professional liability insurance. We do not currently carry professional liability insurance as such insurance is expensive to obtain for the amount of coverage often requested by certain customers. Natural disasters and certain risks arising from securities claims, professional liability and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident or claim.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws.

Our operations and the products we manufacture and/or sell are subject to a wide range of global laws. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, clean up of, and exposure to certain substances. For example, in the United States, laws often require parties to fund remedial studies or actions regardless of fault and often times in response to action or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.

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

There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include.

These laws impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.

We may be unable to obtain a sufficient supply of components and parts that are verified free of conflict minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if we are unable to certify that our products are free of such minerals.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules implementing these requirements have not yet been released, the implementation may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, since our supply chain is complex, we may face reputational challenges with our customers, other stockholders and the activist community if we are unable to sufficiently verify the origins for the defined “conflict” metals used in our products.

Changes in government policies and laws, funding or economic conditions may negatively impact our financial results.

Our results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. In particular, the financial results of our Government segment may be negatively impacted by any decreases in the level of government funding, including availability of grants, for public safety projects. Our results may also be affected by social and economic conditions, which impact our operations, including in emerging markets in Asia, India, Latin America and Eastern Europe, and in markets subject to ongoing political hostilities and war, including the Middle East.

A large percentage of our cash and cash equivalents are held outside of the United States and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

A large percentage of our cash and cash equivalents is held outside the U.S., while many of our liabilities, such as our public debt and the majority of our pension liabilities, are payable in the U.S. While we regularly repatriate funds with minimal adverse financial impact, repatriation of some of the funds has been and could continue to be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of having a lower amount of the cash and cash equivalents in the U.S., our financial flexibility may be reduced.

Our share price has been and may continue to be volatile.

Our share price has been volatile due, in part, to generally volatile securities markets and the volatility in the telecommunications and technology companies’ securities markets in particular. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, spending plans of our customers and the level of perceived growth in the industries in which we participate.

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

Pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify us for certain liabilities, and we agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts. Motorola Mobility has entered into an agreement to be acquired by Google, which the transaction is currently awaiting regulatory approval. This indemnity obligation will not change as a result of the acquisition of Motorola Mobility by Google. There can be no assurance that the indemnity from Motorola Mobility will be sufficient to protect us against the full amount of such liabilities, or that Motorola Mobility will be able to fully satisfy its indemnification obligations, even if the pending acquisition by Google is completed. Third-parties could also seek to hold us responsible for any of the liabilities that Motorola Mobility has agreed to assume. Even if we ultimately succeed in recovering from Motorola Mobility any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, indemnities that we may be required to provide Motorola Mobility are not subject to any cap, may be significant and could negatively impact our business. Each of these risks could negatively affect our business, results of operations and financial condition. For more detailed information, see the Amended and Restated Master Separation and Distribution Agreement which was filed as an exhibit to our Form 10-Q for the third quarter 2010.

A change of control of or bankruptcy of Motorola Mobility could result in an incompatible third-party owning the Motorola Marks or the loss of certain rights, including the license.

Since Motorola Mobility owns the Motorola Marks, in the event Motorola Mobility is acquired, the acquiring entity would gain control of the Motorola Marks. If the acquisition by Google is completed, the Motorola Marks will be controlled by Google. In the event of a liquidation of Motorola Mobility or the then owner of the Motorola Marks, it is possible that a bankruptcy court would permit the Motorola Marks to be assigned to a third-party. While our right to use the Motorola Marks under our license should continue in our specified field of use in such situations, it is possible that we could be party to a license arrangement with a third-party whose interests are incompatible with ours, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks. In addition, there is a risk that, in the event of a bankruptcy of Motorola Mobility or the then owner of the Motorola Marks, Motorola Mobility, the then owner or its bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms. Such a loss could negatively affect our business, results of operations and financial condition.

We contributed a significant portfolio of intellectual property rights, including patents, to Motorola Mobility and we are unable to leverage these intellectual property rights as we did prior to the distribution of Motorola Mobility.

We contributed approximately 17,200 granted patents and approximately 8,000 pending patent applications worldwide to Motorola Mobility in connection with the distribution. Although we have a perpetual, royalty free license to these patents and other intellectual property rights, we no longer own them. As a result we are unable to leverage these intellectual property rights for purposes of generating licensing revenue or entering into favorable licensing arrangements with third parties. As a result we may incur increased license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results.

Completion of the distribution of Motorola Mobility may not enhance long-term shareholder value.

We completed the distribution of Motorola Mobility on January 4, 2011. At the time of this distribution, our board and management team, after consultation with independent financial and legal advisors, believed that the distribution of Motorola Mobility as planned would enhance long-term shareholder value. There can be no assurance, however, that the combined value of our common stock and the common stock of Motorola Mobility will equal or exceed what the value of our common stock would have been in the absence of the distribution in the long term, particularly if the acquisition of Motorola Mobility by Google is not completed. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including, among others, the inability of Motorola Mobility to complete its acquisition by Google or to compete effectively as an independent company.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Motorola Solutions’ principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries.

As of December 31, 2011, we owned 19 facilities (manufacturing, sales, service and office), 15 of which were located in the Americas Region (USA, Canada, Mexico, Central and South America) and 4 of which were located in other countries. As of December 31, 2011, the Company leased 193 facilities, 91 of which were located in the Americas Region and 102 of which were located in other countries. As of December 31, 2011, we primarily utilized 6 major facilities for the manufacturing and distribution of our products, and these facilities were located in: Penang, Malaysia; Reynosa, Mexico; McAllen, Texas; Schaumburg, Illinois; Berlin, Germany; and Suzhou, China.

Motorola Solutions generally considers the productive capacity of the plants operated by each of our business segments to be adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

In 2011, a substantial portion of our products were manufactured in our own facilities in Mexico and Malaysia. A portion of our manufacturing is done by a small number of non-affiliated electronics manufacturing suppliers and distribution and logistics services providers, most of which are outside the United States. We rely on these third-party providers in order to enhance our ability to lower costs and deliver products that meet consumer demands. If manufacturing in our own facilities, or by third-parties who manufacture and assemble approximately 20% of our products were disrupted, our overall productive capacity could be significantly reduced.

Item 3: Legal Proceedings

The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.

Silverman Federal Securities Class Action Case

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al ., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff’s motion for class certification. On March 10, 2010, the district court granted plaintiffs motion to file a second amended complaint which adds allegations concerning Motorola’s accounting and disclosures for certain transactions entered into in the third quarter of 2006. On February 16, 2011, the district court granted summary judgment to dismiss the remaining claims as to two individual defendants and the Section 10(b) claim as to a third individual, and denied the motion in part. On March 21, 2011, Motorola filed a motion for summary judgment on the remaining claims against the Company and other individual defendants. On July 25, 2011, the district court denied the motion for summary judgment. On February 1, 2012, the parties in the Silverman litigation signed a settlement agreement to resolve all claims in that case. The agreement has been submitted to the Court and is subject to preliminary and final approval.

St. Lucie County Fire District Firefighters’ Pension Trust Fund Securities Class Action Case and Related Derivative Matter

A purported class action lawsuit, St. Lucie County Fire District Firefighters’ Pension Fund v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on January 21, 2010, in the United States District Court for the Northern District of Illinois. The complaint was amended on June 11, 2010, and again on December 3, 2010. The alleged class included purchasers of Motorola securities between October 25, 2007 and January 23, 2008. The complaint alleged violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The primary factual allegations were that the defendants knowingly or recklessly made materially misleading statements concerning Motorola’s financial projections and sales demand for Motorola phones during the class period. The complaint sought unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On February 28, 2011, the Court granted defendants’ motion to dismiss and dismissed the Second Amended Complaint in its entirety with prejudice. The related derivative matter, Waber v. Dorman, et al., was likewise dismissed with prejudice, and no appeal was taken. Plaintiffs in the St. Lucie matter subsequently filed a notice of appeal with the Seventh Circuit United States Court of Appeals. While the appeal was pending, the parties reached a settlement following mediation with a Court-appointed mediator. On November 2, 2011, the District Court granted final approval of the settlement, entered final judgment, and dismissed the case.

Groussman et al. v. Motorola ERISA Class Action Cases

Two purported class action lawsuits on behalf of all participants in or beneficiaries of the Motorola 401(k) Plan (the “Plan”) between July 1, 2007 and the present and whose accounts included investments in Motorola stock, Joe M. Groussman v. Motorola, Inc. et al. and Angelo W. Orlando v. Motorola, Inc. et al., were filed against the Company and certain current and former officers, directors, and employees of the Company, the Motorola 401(k) Plan Committee, the Advisory Committee of Motorola and other unnamed defendants on February 10, 2010, in the United States District Court for the Northern District of Illinois. On May 20, 2010, the court ordered the cases to be consolidated. On July 16, 2010, the plaintiffs filed a consolidated amended complaint. The amended complaint added as defendants additional current and former employees, the Compensation and Leadership Committee of Motorola, and the Motorola Retirement Benefits Committee, and deleted the Advisory Committee of Motorola as a defendant. The amended complaint also reduced the class period to run from July 1, 2007 to December 31, 2008. The consolidated amended complaint alleges violations of Sections 404 and 405 of the Employee Retirement Income Security Act of 1974 (“ERISA”). The primary claims in the amended complaint are that, in connection with alleged incorrect statements concerning Motorola’s financial projections and demand for Motorola phones during the class period, various of the defendants failed to prudently and loyally manage the Plan by continuing to offer Motorola stock as a Plan investment option, failed to provide complete and accurate information regarding the performance of Motorola stock to the Plan’s participants and beneficiaries, failed to avoid conflicts of interest, and/or failed to monitor the Plan fiduciaries. The amended complaint seeks unspecified damages and other relief relating to purported losses to the Plan and individual participant accounts. On September 24, 2010, the Defendants filed a Motion to Dismiss the Amended Complaint. On October 7, 2010, the court dismissed the Retirement Benefits Committee as a defendant. On January 18, 2011, the Court denied Defendants’ Motion to Dismiss the Amended Complaint. On March 14, 2011, Plaintiffs filed a Motion for Class Certification, seeking certification of a class of “all persons who were participants in, or beneficiaries of, the Motorola 401(k) Plan at any time between July 1, 2007 and December 31, 2008, and whose accounts included investments in Motorola stock”, but excluding Defendants, members of their immediate families, any officer, director or partner of any Defendant, any entity in which a Defendant has a controlling interest, and the heirs, successors and assigns of the foregoing. On November 15, 2011, the court denied Plaintiffs’ motion for class certification and the Plaintiffs have not appealed that ruling. In ruling on the Defendants’ motion to strike certain allegations in the Amended Complaint pertaining to claims “on behalf of the Plan”, the court subsequently confirmed that this action is now brought only on behalf of individual named plaintiff s. Given that limitation, we do not believe the proceedings to be material to Motorola Solutions. Accordingly, we will no longer be reporting on this matter.

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

In late June 2011 Motorola Solutions, Inc., Motorola Mobility, Inc. and Microsoft Corporation filed a joint motion to remove Motorola Solutions, Inc. as a respondent in the ITC matter. That motion was subsequently approved by the Commission in early July 2011. As a result, Motorola Solutions, Inc. is no longer a participant in the ITC matter except with regard to the production of certain information dating from prior to January 4, 2011. Motorola Solutions, Inc. will not be bound by any remedy granted by the ITC, such as an exclusion order, unless Motorola Solutions, Inc. is importing and/or reselling products made by Motorola Mobility, Inc. Although Motorola Solutions, Inc. remains a party to certain of the complaints filed in district courts referenced above, no Motorola Solutions products are subject to the matters and we do not believe the proceedings to be material to Motorola Solutions. Accordingly, we will no longer be reporting on these matters.

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

On October 29, 2010, Apple Inc. filed two complaints for patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility, Inc., in the United States District

Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringes, contributorily infringes and/or induces others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief. On November 9, 2010, Motorola Mobility, Inc. filed counterclaims against Apple Inc. to their complaints alleging infringement of twelve Motorola Mobility, Inc. patents.

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the three patents by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola, Inc. (now Motorola Solutions, Inc.) and Motorola Mobility, Inc. from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation. On July 27, 2011 Motorola Solutions, Inc. filed an unopposed motion to remove Motorola Solutions, Inc. as a respondent in the ITC matter. The motion was subsequently approved by the Commission on August 15, 2011. As a result, Motorola Solutions, Inc. is no longer a participant in the ITC matter. Although Motorola Solutions, Inc. remains a party to certain of the complaints filed in district courts referenced above, no Motorola Solutions products are subject to the matters and we do not believe the proceedings to be material to Motorola Solutions. Accordingly, we will no longer be reporting on these matters.

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

Item 4: Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola Solutions as of February 14, 2012, their ages as of January 1, 2012, their current titles and positions they have held during the last five years:

Gregory Q. Brown; age 51; Chairman and Chief Executive Officer, since May 3, 2011; President and Chief Executive Officer from January 2011 to May 2011; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Broadband Mobility Solutions from August 2008 to January 2011; President and Chief Executive Officer from January 2008 to August 2008; President and Chief Operating Officer from June 2007 to January 2008; Executive Vice President, President, Networks and Enterprise from June 2006 to June 2007.

Michael D. Annes; age 48; Senior Vice President, Business Development and Ventures since July 26, 2011; Corporate Vice President, Business Development and Ventures, Motorola Solutions, Inc. from January 2011 to July 2011; Corporate Vice President, Business Development and Ventures, Motorola, Inc. from January 2009 to January 2011; Corporate Vice President, Law, Integrated Supply Chain from February 2005 to January 2009.

Michele A. Carlin; age 50; Senior Vice President, Human Resources since January 4, 2011; Senior Vice President, Human Resources, Motorola, Inc. from November 2009 to January 2011; Corporate Vice President, Human Resources, Global Rewards and HR Shared Services from July 2008 to October 2009; Vice President, Global Compensation, Benefits & HR Technology, Campbell Soup Company from June 2006 to July 2008.

Eduardo F. Conrado; age 45; Senior Vice President, Chief Marketing Officer since January 4, 2011; Senior Vice President and Chief Marketing Officer, Motorola Solutions, Motorola, Inc. from September 2010 to January 2011; Senior Vice President, Chief Marketing Officer, Enterprise Mobility Solutions and Home & Networks business from March 2009 to September 2010; Corporate Vice President, Marketing and Communications, Home and Networks Mobility Business from December 2007 to March 2009; Vice President, Global Marketing and Communications, Networks & Enterprise businesses from January 2006 to December 2007.

Eugene A. Delaney; age 55; Executive Vice President, Product and Business Operations since January 4, 2011; Executive Vice President, Product and Business Operations, Enterprise Mobility Solutions, Motorola, Inc. from August 2010 to January 2011; Executive Vice President, President, Enterprise Mobility Solutions from January 2009 to August 2010; Senior Vice President, Government and Public Safety from May 2007 to January 2009; Senior Vice President, International Sales Operations, Networks and Enterprise from May 2006 to May 2007.

Edward J. Fitzpatrick; age 45; Executive Vice President, Chief Financial Officer since May 3, 2011; Senior Vice President, Chief Financial Officer from January 2011 to May 2011; Senior Vice President, Chief Financial Officer, Motorola, Inc. from October 2009 to January 2011; Senior Vice President, Corporate Controller and Acting Chief Financial Officer from February 2009 to October 2009; Senior Vice President and Corporate Controller from January 2009 to February 2009; Corporate Vice President, Finance, Home and Networks Mobility from January 2008 to January 2009; Vice President, Finance, Home and Networks Mobility from June 2007 to January 2008; Vice President, Finance and Controller, Networks and Enterprise from April 2006 to June 2007.

Mark F. Moon; age 48; Executive Vice President, Sales and Field Operations since May 3, 2011; Senior Vice President, Sales and Field Operations from January 2011 to May 2011; Senior Vice President, Sales and Field Operations, Motorola Solutions, Motorola, Inc. from August 2010 to January 2011; Senior Vice President, Worldwide Field Operations, Enterprise Mobility Solutions business from April 2009 to August 2010; Senior Vice President, Government and Commercial Markets—Americas, ASTRO Product Management, Enterprise Mobility Solutions Business from January 2008 to April 2009; Senior Vice President, NA and LAC Biometrics, ASTRO, PCR Product Management, Government and Public Safety Business, Enterprise Mobility Solutions Group from July 2007 to January 2008; Senior Vice President, North America Government and Commercial Markets, Networks and Enterprise Business from December 2006 to July 2007.

Lewis A. Steverson; age 48; Senior Vice President, General Counsel and Secretary to the Board since January 4, 2011; Senior Vice President and General Counsel, Motorola Solutions, Motorola, Inc., from August 2010 to January 2011; Senior Vice President, Law, Enterprise Mobility Solutions business from April 2010 to August 2010; Corporate Vice President, Law, Broadband Mobility business from May 2007 to April 2010; Corporate Vice President, Law, Networks & Enterprise business from March 2006 to May 2007.

John K. Wozniak; age 40; Corporate Vice President and Chief Accounting Officer since January 4, 2011; Corporate Vice President and Chief Accounting Officer, Motorola, Inc. from November 2009 to January 2011; Vice President and Assistant Controller from March 2008 to November 2009; Senior Director of Technical Accounting and International Controller, Home and Networks Mobility from June 2007 to March 2008; Senior Director of Accounting and Transaction Support, Networks and Enterprise from May 2006 to June 2007.

The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2012 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Motorola Solutions common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola Solutions common stock on January 31, 2012 was 54,119.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2011 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.”

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2) (3)
10/2/11 to 10/25/11	1,396,356	$41.61	1,396,356	$1,197,807,646
10/26/11 to 11/22/11	2,689,613	$45.54	2,689,613	$1,075,389,019
11/23/11 to 12/31/11	4,070,880	$45.63	4,070,880	$889,701,434

Total	8,156,849	$44.91	8,156,849

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)	On July 28, 2011, the Company announced that its Board of Directors authorized a share repurchase program for an aggregate amount up to $2.0 billion of its outstanding shares of common stock over a period ending on December 31, 2012.

(3)	On January 30, 2012, the Company announced that its Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.

This graph assumes $100 was invested in the stock or the Index on December 31, 2006 and also assumes the reinvestment of dividends, including the Company’s distribution to its shareholders of one share of Motorola Mobility for every eight shares of Motorola, Inc. common stock on January 4, 2011. For purposes of this graph, the Motorola Mobility distribution is treated as a non-taxable cash dividend of $26.46 (per share post reverse stock split) that would have been reinvested in Motorola Solutions common stock at the close of business January 4, 2011.

Item 6: Selected Financial Data

Motorola Solutions, Inc. and Subsidiaries

Five-Year Financial Summary

	Years Ended December 31
(Dollars in millions, except as noted)	2011	2010	2009	2008	2007
Operating Results
Net sales from products	$6,068	$5,616	$5,026	$6,026	$6,174
Net sales from services	2,135	2,001	1,921	1,835	1,791
Net sales	8,203	7,617	6,947	7,861	7,965
Cost of product sales	2,723	2,523	2,221	2,703	2,918
Cost of service sales	1,334	1,282	1,249	1,181	1,187
Costs of sales	4,057	3,805	3,470	3,884	4,105
Gross margin	4,146	3,812	3,477	3,977	3,860

Selling, general and administrative expenses	1,912	1,874	1,662	1,800	1,888
Research and development expenditures	1,035	1,037	993	1,062	1,137
Other charges	341	150	255	1,819	551
Operating earnings (loss)	858	751	567	(704)	284
Other income (expense):
Interest income (expense), net	(74)	(129)	(133)	35	54
Gains on sales of investments and businesses, net	23	49	108	64	14
Other	(69)	(7)	91	(415)	31
Total other income (expense)	(120)	(87)	66	(316)	99
Earnings (loss) from continuing operations before income taxes	738	664	633	(1,020)	383
Income tax expense (benefit)	(3)	403	188	2,470	23

Earnings (loss) from continuing operations	741	261	445	(3,490)	360
Earnings (loss) from discontinued operations, net of tax	411	389	(473)	(750)	(395)
Net earnings (loss)	1,152	650	(28)	(4,240)	(35)
Less: Earnings (loss) attributable to noncontrolling interests	(6)	17	23	4	14
Net earnings (loss) attributable to Motorola Solutions, Inc.	$1,158	$633	$(51)	$(4,244)	$(49)
Amounts attributable to Motorola Solutions, Inc. common shareholders
Earnings (loss) from continuing operations, net of tax	$747	$244	$422	$(3,494)	$346
Earnings (loss) from discontinued operations, net of tax	411	389	(473)	(750)	(395)
Net earnings (loss)	$1,158	$633	$(51)	$(4,244)	$(49)
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	2.20	0.72	1.28	(10.80)	1.03
Diluted earnings (loss) per common share	3.41	1.87	(0.15)	(13.11)	(0.15)
Diluted weighted average common shares outstanding (in millions)	339.7	338.1	329.9	323.6	334.7
Dividends paid per share	$0.22	$—	$0.35	$1.40	$1.40
Balance Sheet
Total assets	$13,929	$25,577	$25,603	$27,869	$34,812
Long-term debt	1,130	2,098	3,258	3,982	3,893
Total debt	1,535	2,703	3,794	4,074	4,224
Total stockholders’ equity	5,274	10,987	9,883	9,595	15,525
Other Data
Capital expenditures	$186	$192	$136	$257	$218
% of sales	2.3%	2.5%	2.0%	3.3%	2.7%
Research and development expenditures	$1,035	$1,037	$993	$1,062	$1,137
% of sales	12.6%	13.6%	14.3%	13.5%	14.3%
Year-end employment (in thousands)	23	51	53	64	66

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2011. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”

Executive Overview

What businesses are we in?

We report financial results for two operating segments:

Government: Our Government segment includes sales of public safety mission-critical communication systems, commercial two-way radio systems and devices, software and services.

Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID based data capture products, WLAN and iDEN infrastructure, software and services.

What were our 2011 financial results?

•	We increased net sales by 8% to $8.2 billion in 2011, compared to net sales of $7.6 billion in 2010.

•	We generated operating earnings of $858 million in 2011, compared to $751 million in 2010. Operating margin was 10.5% of net sales in 2011, compared to 9.9% of net sales in 2010.

•

We had earnings from continuing operations of $747 million, or $2.20 per diluted common share, in 2011, compared to earnings from continuing operations of $244 million, or $0.72 per diluted common share, in 2010.

•	We generated cash from operating activities of $848 million in 2011, compared to $803 million of cash from operating activities in 2010.

•	We returned $1.1 billion in cash to shareholders through share repurchases and paid $72 million in cash dividends during 2011.

•	We used approximately $1.2 billion to retire long-term debt.

What were the financial results for our two operating segments in 2011?

•

In our Government segment: Net sales were $5.4 billion in 2011, an increase of 6% compared to net sales of $5.0 billion in 2010. On a geographic basis, net sales increased in North America, Latin America, and Asia, while Europe, Middle East and Africa region (“EMEA”) was down slightly due to the sale of the Israel-based module business in the first quarter of 2011. Operating margin improved in 2011 to 11.5% from 10.6% in 2010 primarily due to increased leverage in SG&A expenses and R&D expenditures. Operating earnings were $616 million in 2011, compared to operating earnings of $534 million in 2010.

•

In our Enterprise segment: Net sales were $2.8 billion in 2011, an increase of 11% compared to net sales of $2.6 billion in 2010. On a geographic basis, net sales increased in all regions. Operating earnings were $242 million in 2011, compared to operating earnings of $217 million in 2010. Operating margin remained flat in 2011 compared to 2010 as a result of increased expenses recorded in Other charges, offset by increased leverage in SG&A expenses and R&D expenditures.

What were our major accomplishments in 2011?

•

In our Government segment: In 2011, sales, operating earnings, and operating leverage were higher than in 2010. Despite the budget challenges facing many of the U.S. government customers and in parts of Western Europe, our customers continue to prioritize funding of their public safety communication needs, and demand for our products and solutions in the government and public safety market increased as compared to 2010. In 2011, our continued commitment to quality, enhancements to our comprehensive portfolio, and a strong customer base contributed to higher sales to our U.S. government customers.

As a result of our continued strong commitment to R&D, the year brought many new enhancements to our product portfolio. We expanded our APX™ lineup of radio’s to include an APX4000 portable radio for public works, utilities, and rural public safety. APX now represents the first complete portfolio of P25 Phase 2 TDMA two-way portable radios in the industry. We continued our investment in our next-generation public safety LTE solutions and achieved another milestone with the first commercial shipment of our public safety LTE devices. Growth in our “professional and commercial” product portfolio continued this year driven by customers replacing analog systems with digital using our MOTOTRBO platform.

•

In our Enterprise segment: Our 2011 sales growth was primarily due to improved demand within the retail and transportation and logistics markets, as a result of our customers continuing to invest in technology to drive sales growth and improved productivity.

Our R&D investments resulted in many new enhancements to our product portfolio. We continued our investment in next generation technologies like the ET1 tablet, the first in an emerging category of enterprise-class tablet computers designed for verticals like retail, manufacturing, and logistics. Additionally, we expanded our mobile computing portfolio with the MC2100 industrial series, addressing the need for a smaller, rugged enterprise mobile computer that expands the range of solutions available for large enterprises and small- and medium-sized businesses. This is the first value-tier rugged handheld in the industry to support HTML5 via the RhoElements application framework we introduced in 2011.

Looking Forward

Although the government budget environment remains challenging in the U.S. and in parts of Western Europe in particular, there continue to be signs of improvement. Our customers continue to prioritize funding of their public safety communication needs, and we remain focused on helping them find ways to fund system upgrades, improve interoperability and meet spectrum narrow-banding requirements. In addition, governments continue to examine their operations for the productivity and efficiency improvements that our products and services enable.

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

Our Enterprise segment continued strong sales growth in 2011 from improvements in retail spending resulting in an increased demand trend as many of our customers reinvested in technology to improve supply chain efficiencies, increase productivity of associates and improve end-customer buying experiences. We believe the trend of increased mobile workers, and demand for real-time information will accelerate next-generation enterprise mobile computing and advanced data capture solutions. Our solutions have a high return on investment, and with increasing demands for real-time information, and rapid increases in knowledge workers, we expect continued sales growth.

For the iDEN infrastructure business, which we report in the Enterprise segment, we expect to see a continued decline in iDEN infrastructure and related services.

In 2011, we announced the creation of a global services organization. We have expanded our current services offerings by bringing deep customer insight and expertise with an intense focus on our core markets through every step of the solution lifecycle. From our industry expertise to our channel partner community, we believe we are uniquely positioned to provide our Government and Enterprise customers the products and services they require to meet their mobile workforce needs, and build successful long-term relationships.

We are committed to employing disciplined financial policies, achieving our financial plan, and executing on our capital allocation framework. In 2012, we intend to continue the quarterly dividends that were initiated in 2011 and will continue to invest organically in capital expenditures. We will also continue to evaluate our acquisition opportunities along with the opportunities to return capital to shareholders via share repurchases. On July 28, 2011, we announced that our Board of Directors approved a share repurchase program that allows us to purchase up to $2.0 billion of our outstanding common stock through December 31, 2012. Additionally, on January 30, 2011, we announced that our Board of Directors approved up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012.

We conduct our business in competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, and changes in regulatory requirements, among other matters, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers globally. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that serve the needs of our Government and Enterprise segments.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share amounts)	2011	% of sales**	2010	% of sales**	2009	% of sales**
Net sales from products	$6,068		$5,616		$5,026
Net sales from services	2,135		2,001		1,921

Net sales	8,203		7,617		6,947
Cost of product sales	2,723	44.9%	2,523	44.9%	2,221	44.2%
Cost of service sales	1,334	62.5%	1,282	64.1%	1,249	65.0%

Costs of sales	4,057	49.5%	3,805	50.0%	3,470	49.9%

Gross margin	4,146	50.5%	3,812	50.0%	3,477	50.1%
Selling, general and administrative expenses	1,912	23.2%	1,874	24.5%	1,662	23.9%
Research and development expenditures	1,035	12.6%	1,037	13.6%	993	14.3%
Other charges	341	4.2%	150	2.0%	255	3.7%

Operating earnings	858	10.5%	751	9.9%	567	8.2%
Other income (expense):
Interest expense, net	(74)	(0.9)%	(129)	(1.7)%	(133)	(1.9)%
Gains on sales of investments and businesses, net	23	0.3%	49	0.6%	108	1.6%
Other	(69)	(0.8)%	(7)	(0.1)%	91	1.3%

Total other income (expense)	(120)	(1.5)%	(87)	(1.2)%	66	0.9%
Earnings from continuing operations before income taxes	738	9.0%	664	8.7%	633	9.1%
Income tax expense (benefit)	(3)	—%	403	5.3%	188	2.7%

Earnings from continuing operations	741	9.0%	261	3.4%	445	6.4%
Less: Earnings (loss) attributable to noncontrolling interests	(6)	(0.1)%	17	0.2%	23	0.3%

Earnings from continuing operations*	747	9.1%	244	3.2%	422	6.1%
Earnings (loss) from discontinued operations, net of tax	411	5.0%	389	5.1%	(473)	(6.8)%

Net earnings (loss)*	$1,158	14.1%	$633	8.3%	$(51)	(0.7)%

Earnings (loss) per diluted common share:
Continuing operations	$2.20		$0.72		$1.28
Discontinued operations	1.21		1.15		(1.43)

	$3.41		$1.87		$(0.15)
*	Amounts attributable to Motorola Solutions, Inc. common shareholders.

**	Percentages may not add due to rounding

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
North America	57%	58%	59%
Latin America	9%	9%	8%
EMEA	21%	21%	21%
Asia	13%	12%	12%

	100%	100%	100%

Results of Operations—2011 Compared to 2010

Net Sales

Net sales were $8.2 billion in 2011, an 8% increase compared to net sales of $7.6 billion in 2010. The increase in net sales reflects: (i) a $309 million, or 6%, increase in net sales in the Government segment, and (ii) a $277 million, or 11%, increase in net sales in the Enterprise segment.

Gross Margin

Gross margin was $4.1 billion, or 50.5% of net sales in 2011, compared to $3.8 billion, or 50.0% of net sales, in 2010. Gross margin dollars increased in both segments. The increase in gross margin reflects higher gross margin in the Government segment, with margins remaining flat in the Enterprise segment. The increase in the Government segment was primarily driven by the increase in net sales and product mix, while the Enterprise segment had margin gains in certain product lines offset by the anticipated decline in iDEN, which has historically yielded strong margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 2% to $1.9 billion, or 23.2% of net sales, in 2011, compared to $1.9 billion, or 24.5% of net sales, in 2010. SG&A expenses as a percentage of net sales decreased in both segments. The increase in SG&A expenses reflects higher SG&A expenses in both segments, primarily due to (i) increased sales incentives related to the increase in net sales, and (ii) increased employee benefit-related expenses. The increases in employee benefit-related expenses are primarily due to an increase in pension-related expenses and the reinstatement of our 401(k) matching contributions.

Research and Development Expenditures

Research and development (“R&D”) expenditures of $1.0 billion, or 12.6% of net sales were relatively flat, in 2011, compared to $1.0 billion, or 13.6% of net sales, in 2010. R&D expenditures as a percentage of net sales decreased in both segments. R&D expenditures were flat in 2011 compared to 2010, which reflects higher R&D expenditures in the Enterprise segment and lower R&D expenditures in the Government segment. The slight increase in the Enterprise segment was primarily due to investment in next-generation technologies and increased employee benefit-related expenses. The decrease in R&D expenditures in the Government segment was primarily due to savings from cost reduction initiatives related to non employee related expenditures, partially offset by increased employee benefit expenses.

Other Charges

We recorded net charges of $341 million in Other charges in 2011, compared to net charges of $150 million in 2010. The charges in 2011 included: (i) $200 million of charges relating to the amortization of intangibles, (ii) $88 million of net charges relating to legal matters, (iii) $52 million of net reorganization of business charges and, (iv) $10 million related to a long term financing receivable reserve, partially offset by $9 million of net gains from pension plan adjustments. The charges in 2010 included: (i) $203 million of charges relating to the amortization of intangibles, and (ii) $54 million of net reorganization of business charges, partially offset by: (i) $78 million of gains related to intellectual property settlements and reserve adjustments, and (ii) $29 million of income related to a legal settlement. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $74 million in 2011, compared to net interest expense of $129 million in 2010. Net interest expense in 2011 included interest expense of $132 million, partially offset by interest income of $58 million. Net interest expense in 2010 includes interest expense of $217 million, partially offset by interest income of $88 million. The decrease in net interest expense is primarily attributable to lower interest expense driven by lower average debt outstanding partially offset by lower interest income driven by lower average cash and cash equivalents and lower yields during 2011 compared to 2010.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $23 million in 2011, compared to a gain of $49 million in 2010. In 2011, the net gain was primarily comprised of gains related to sales of certain of our equity investments. In 2010, the net gain was primarily comprised of a gain on the sale of a single investment.

Other

Net Other expense was $69 million in 2011, compared to net Other expense of $7 million in 2010. The net Other expense in 2011 was primarily comprised of an $81 million loss from the extinguishment of a portion of our outstanding long-term debt, partially offset by an $8 million foreign currency gain. The net expense in 2010 was primarily comprised of: (i) $21 million of investment impairments, and (ii) a $12 million loss from the extinguishment of a portion of our outstanding long-term debt, partially offset by: (i) a $12 million foreign currency gain, and (ii) an $11 million gain from Sigma Fund investments.

Effective Tax Rate

We recorded $3 million of net tax benefit in 2011, resulting in a negative effective tax rate on continuing operations compared to $403 million of net tax expense in 2010, resulting in an effective tax rate of 61%. Our negative effective tax rate in 2011 was primarily due to: (i) a $274 million tax benefit related to the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets, and (ii) reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, partially offset by an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings.

The valuation allowances on our deferred tax assets are discussed further in Note 6, “Income Taxes,” of our consolidated financial statements. Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income and effects of various global income tax strategies.

Earnings from Continuing Operations

After taxes, and excluding earnings attributable to noncontrolling interests, we had net earnings from continuing operations of $747 million, or $2.20 per diluted share, in 2011, compared to $244 million, or $0.72 per diluted share, in 2010. The improvement in the earnings from continuing operations in 2011 compared to 2010 was primarily attributable to a $334 million increase in gross margin and a $406 million decrease in tax expense. These improvements were partially offset by a $191 million increase in other charges, and a $38 million increase in SG&A expenses.

Earnings (loss) from Discontinued Operations

After taxes, we had earnings from discontinued operations of $411 million, or $1.21 per diluted share, in 2011, compared to earnings from discontinued operations of $389 million, or $1.15 per diluted share, in 2010. The earnings from discontinued operations in 2011 was primarily from the operations and gain from the sale of the Networks business. The earnings from discontinued operations in 2010 were primarily from the Networks business, partially offset by losses from Motorola Mobility.

Results of Operations—2010 Compared to 2009

Net Sales

Net sales were $7.6 billion in 2010, an increase of 10% compared to net sales of $6.9 billion in 2009. The increase in net sales reflects: (i) a $417 million, or 19%, increase in net sales in the Enterprise segment, and (ii) a $253 million, or 5%, increase in net sales in the Government segment.

Gross Margin

Gross margin was $3.8 billion, or 50.0% of net sales, in 2010, compared to $3.5 billion, or 50.1% of net sales, in 2009. Gross margin dollars increased in both segments, primarily driven by the increase in net sales. Gross margin as a percent of sales was slightly lower in 2010, driven by a slight decrease in gross margin percentage in the Enterprise segment, while gross margin as a percent of sales remained flat in the Government segment.

Selling, General and Administrative Expenses

SG&A expenses increased 13% to $1.9 billion, or 24.5% of net sales, in 2010, compared to $1.7 billion, or 23.9% of net sales, in 2009. SG&A expenses increased in both segments, primarily due to: (i) increased selling and marketing expenses related to the increase in net sales, and (ii) increased employee benefit-related expenses. The increases in employee benefit-related expenses are primarily due to: (i) an increase in pension-related expenses, and (ii) the reinstatement of our 401(k) matching contributions in the third quarter of 2010.

Research and Development Expenditures

R&D expenditures increased 4% to $1.0 billion, or 13.6% of net sales, in 2010, compared to $1.0 billion, or 14.3% of net sales, in 2009. R&D expenditures as a percentage of net sales decreased in both segments. R&D expenditures increased in both segments, primarily due to: (i) developmental engineering expenditures and investment in next generation technologies, and (ii)increased employee benefit-related expenses.

Other Charges

We recorded net charges of $150 million in Other charges in 2010, compared to net charges of $255 million in 2009. The charges in 2010 included: (i) $203 million of charges relating to the amortization of intangibles, and (ii) $54 million of net reorganization of business charges, partially offset by (i) $78 million of gains related to intellectual property settlements and reserve adjustments, and (ii) $29 million of income related to a legal settlement. The charges in 2009 included: (i) $218 million of charges relating to the amortization of intangibles, (ii) $88 million of net reorganization of businesses, and (iii) $24 million of charges related to an environmental reserve, partially offset by $75 million gain related to a legal settlement. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $129 million in 2010, compared to net interest expense of $133 million in 2009. Net interest expense in 2010 included interest expense of $217 million, partially offset by interest income of $88 million. Net interest expense in 2009 includes interest expense of $207 million, partially offset by interest income of $74 million. The increase in net interest expense in 2010 compared to 2009 is primarily attributable to the absence of reversals of interest expense accruals that were no longer needed as a result of the settlement of certain tax audits during 2009, partially offset by increased interest income from long-term receivables.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $49 million in 2010, compared to gains of $108 million in 2009. In 2010, the net gain was primarily comprised of a gain attributed to a single investment. In 2009, the net gain primarily relates to sales of certain of our equity investments, of which $32 million of gain was attributed to a single investment.

Other

Net Other expense was $7 million in 2010, compared to net Other income of $91 million in 2009. The net expense in 2010 was primarily comprised of: (i) $21 million of investment impairments, and (ii) a $12 million loss from the extinguishment of a portion of our outstanding long-term debt, partially offset by: (i) a $12 million foreign currency gain, and (ii) an $11 million gain from Sigma Fund investments. The net income in 2009 was primarily comprised of: (i) $80 million of gains from Sigma Fund investments, (ii) $67 million gain related to the extinguishment of our outstanding long-term debt, and (iii) $14 million foreign currency gain, partially offset by $75 million other-than-temporary investment impairment charges.

Effective Tax Rate

We recorded $403 million of net tax expense in 2010, resulting in an effective tax rate of 61%, compared to $188 million of net tax expense, resulting in an effective tax rate of 30% in 2009. Our effective tax rate in 2010 was higher than the U.S. statutory rate of 35% primarily due to an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings and a non-cash tax charge related to the Medicare Part D subsidy tax law change, partially offset by reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes and effects of various global income tax strategies.

Earnings from Continuing Operations

After taxes, and excluding Earnings attributable to noncontrolling interests, we had earnings from continuing operations of $244 million, or $0.72 per diluted share, in 2010, compared to net earnings from continuing operations of $422 million, or $1.28 per diluted share, in 2009.

The decrease in the earnings from continuing operations after income taxes in 2010 compared to 2009 was primarily attributed to: (i) $215 million increase in tax expense, (ii) $212 million increase in SG&A expenses, and (iii) $153 million increase in Total other income (expense), partially offset by (i) $335 million increase in gross margin, and (ii) $105 million decrease in Other charges.

Earnings (loss) from Discontinued Operations

After taxes, we had earnings from discontinued operations of $389 million, or $1.15 per diluted share, in 2010, compared to a loss from discontinued operations of $473 million, or $1.43 per diluted share, in 2009. The improvement in earnings from discontinued operations in 2010 compared to 2009 was primarily attributable to a significant decrease in the loss from the operations of Motorola Mobility, and an increase in earnings from the Networks business.

Segment Information

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to our consolidated financial statements. Net sales and operating results for our two operating business segments for 2011, 2010, and 2009 are presented below.

Government Segment

In 2011, the segment’s net sales represented 65% of our consolidated net sales, compared to 66% in 2010 and 69% in 2009.

	Years Ended December 31			Percent Change
(Dollars in millions)	2011	2010	2009	2011—2010	2010—2009
Segment net sales	$5,358	$5,049	$4,796	6%	5%
Operating earnings	616	534	534	15%	—

Segment Results—2011 Compared to 2010

In 2011, the segment’s net sales were $5.4 billion, a 6% increase compared to net sales of $5.0 billion in 2010. The 6% increase in net sales in the Government segment reflects an increase in sales of mission-critical and professional commercial radio products and services.

The increase in net sales for the segment reflects higher net sales in North America, Latin America, and Asia, while EMEA was down slightly due to the sale of the Israel-based module business in the first quarter of 2011. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in both 2011 and 2010. The segment’s backlog was $2.0 billion at both December 31, 2011 and 2010.

The segment had operating earnings of $616 million in 2011, compared to operating earnings of $534 million in 2010. As a percentage of net sales in 2011 as compared to 2010, gross margin increased, and SG&A expenses and R&D expenditures decreased. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 6% increase in net sales and a favorable product mix, partially offset by: (i) increased SG&A expenses primarily due to an increase in sales incentives related to the increase in net sales and increased employee benefit-related expenses, and (ii) an increase in Other charges primarily from net charges related to legal matters. The decrease in R&D expenditures is primarily due to savings from cost reduction initiatives related to non-employee related expenditures partially offset by an increase in investment in next-generation technologies and increased employee benefit-related expenses.

Segment Results—2010 Compared to 2009

In 2010, the segment’s net sales were $5.0 billion, an increase of 5% compared to net sales of $4.8 billion in 2009. The 5% increase in net sales reflects an increase in sales of mission-critical and professional commercial radio products and services. The segment’s net sales increased in all regions. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales both in 2010 and 2009. The segment’s backlog was $2.0 billion at both December 31, 2010 and 2009.

The segment had operating earnings of $534 million in 2010, compared to operating earnings of $534 million in 2009. Operating earnings were flat primarily due to an increase in gross margin, driven by the 5% increase in net sales partially offset by, (i) an increase in SG&A expenses primarily due to an increase in sales incentives related to the increase in net sales and increased employee benefit-related expenses, and (ii) an increase in R&D expenditures, primarily related to an increase in employee benefit-related expenses. As a percentage of net sales in 2010 as compared 2009, gross margin was flat, SG&A expenses increased and R&D expenditures decreased.

Enterprise Segment

In 2011, the segment’s net sales represented 35% of our consolidated net sales, compared to 34% in 2010 and 31% in 2009.

	Years Ended December 31			Percent Change
(Dollars in millions)	2011	2010	2009	2011—2010	2010—2009
Segment net sales	$2,845	$2,568	$2,151	11%	19%
Operating earnings	242	217	33	12%	558%

Segment Results—2011 Compared to 2010

In 2011, the segment’s net sales were $2.8 billion, an 11% increase compared to net sales of $2.6 billion in 2010. The 11% increase in net sales in the Enterprise segment reflects an increase in mobile computing, wireless LAN and advanced data capture product sales, partially offset by a decline in iDEN. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 46% of the segment’s net sales in 2011, and approximately 48% in 2010. The segment’s backlog was $480 million at December 31, 2011, compared to $570 million at December 31, 2010. A portion of the decline of backlog at December 31, 2011 is related to iDEN.

The segment had operating earnings of $242 million in 2011, compared to operating earnings of $217 million in 2010. As a percentage of net sales in 2011 as compared to 2010, gross margin was relatively flat and SG&A expenses and R&D expenditures decreased. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 11% increase in net sales, partially offset by: (i) an increase in SG&A expenses primarily due to an increase in sales incentives related to the increase in net sales and increased employee benefit-related expenses, (ii) an increase in Other charges primarily from net charges related to legal matters, and (iii) an increase in R&D expenditures primarily due to an increased investment in next-generation technologies and increased employee benefit-related expenses.

Segment Results—2010 Compared to 2009

In 2010, the segment’s net sales were $2.6 billion, an increase of 19% compared to net sales of $2.2 billion in 2009. The 19% increase in net sales primarily reflects an increase in mobile computing, wireless LAN, advanced data capture, RFID, and iDEN. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America comprised a significant portion of the segment’s business, accounting for approximately 48% of the segment’s net sales in 2010, and approximately 51% in 2009. The segment’s backlog was $570 million at December 31, 2010, compared to $575 million at December 31, 2009.

The segment had operating earnings of $217 million in 2010, compared to operating earnings of $33 million in 2009. The increase in the operating earnings was primarily due to: (i) an increase in gross margin, driven by the 19% increase in net sales, and (ii) a decrease in Other charges, primarily relating to a gain recorded for an intellectual property settlement and a legal settlement, partially offset by: (i) an increase in SG&A expenses primarily due to an increase in sales incentives related to the increase in net sales and increased employee benefit-related expenses, and (ii) an increase in R&D expenditures, primarily related to an increase employee benefit-related expenses. As a percentage of net sales in 2010 as compared 2009, gross margin, SG&A expenses and R&D expenditures all decreased.

Reorganization of Businesses

During 2011, we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. In 2011, we recorded net reorganization of business charges of $58 million, relating to the separation of 900 employees, of which 300 were direct employees and 600 were indirect employees. These charges included $6 million of Costs of sales and $52 million of charges under Other charges in our consolidated statements of operations. Included in the aggregate $58 million are charges of: (i) $41 million for employee separation costs, and (ii) $19 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.

We realized cost-saving benefits of approximately $18 million in 2011 from the plans that were initiated during 2011, primarily in SG&A expenses. Beyond 2011, we expect the reorganization plans initiated during 2011 to provide annualized cost savings of approximately $60 million.

During 2010, we recorded net reorganization of business charges of $73 million, including $73 million for employee separation costs, $16 million for exit costs, partially offset by $16 million for reversals of accruals no longer needed. During 2009, we recorded net reorganization of business charges of $102 million, including $114 million for employee separation costs, $6 million for exit costs, partially offset by $18 million of reversals of accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2011	2010	2009
Government	$40	$57	$67
Enterprise	18	16	35

	58	73	102

Cash payments for exit costs and employee separations in connection with these reorganization plans were $81 million in 2011, as compared to $53 million in 2010. The $44 million reorganization of businesses accrual at December 31, 2011, includes: (i) $30 million relating to employee separation costs that are expected to be paid in 2012, and (ii) $14 million relating to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

We returned $1.1 billion in cash to shareholders through share repurchases and paid $72 million in cash dividends during 2011 and decreased the aggregate of our: (i) current portion of long-term debt, and (ii) long-term debt, by approximately $1.2 billion from $2.7 billion as of December 31, 2010 to $1.5 billion as of December 31, 2011.

As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At December 31, 2011, our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.9 billion, a decrease of $2.3 billion compared to $4.2 billion at December 31, 2010. At December 31, 2011, approximately $400 million of this amount was held in the U.S. and $1.5 billion was held by us in other countries. At December 31, 2011, restricted cash was $63 million (including $3 million held outside the U.S.), compared to $226 million (including $162 million held outside the U.S.) at December 31, 2010.

We continue to analyze and review various repatriation strategies to continue to efficiently repatriate cash. In 2011, we repatriated approximately $1.9 billion in cash to the U.S. from international jurisdictions. We have approximately $1.8 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge to our consolidated statements of operations, given the U.S. federal and foreign income tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from our non-U.S. subsidiaries could require the payment of additional taxes. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

On January 4, 2011, the distribution of Motorola Mobility from Motorola Solutions was completed. As part of the distribution, we contributed $3.2 billion of cash and cash equivalents to Motorola Mobility. We had an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which $225 million was paid during 2011 and we expect to contribute $75 million during 2012. These contributions are reflected in our consolidated statements of cash flows for the year ended, December 31, 2011.

Operating Activities

Cash provided by operating activities from continuing operations in 2011 was $848 million, compared to $803 million in 2010 and $627 million in 2009. Operating cash flows in 2011, as compared to 2010 and 2009, were positively impacted by our increased sales and the expansion of our operating margins in both segments. Additionally in 2011, we sold or collected over $150 million of long-term receivables related to the Networks divestiture that were retained after the sale. Operating cash flows in 2011, as compared to 2010, were negatively impacted by timing differences within our working capital accounts as well as an increase of $329 million in contributions to our pension plans.

We contributed $489 million to our U.S. pension plans during 2011, compared to $157 million contributed in 2010. We contributed $38 million to our non-U.S. pension plans during 2011, compared to $41 million contributed in 2010. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which we would contribute $100 million above and beyond our legal requirement to our U.S. noncontributory pension plan (“Regular Pension Plan”) over the next five years. We and the PBGC entered into the agreement as we were in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. We made an additional $250 million of pension contributions to the Regular Pension Plan over the amounts required in the fourth quarter 2011, of which $100 million was intended to fulfill the PBGC obligation. During 2012, we expect to make cash contributions of approximately $340 million to our U.S. pension plans and approximately $30 million to our non-U.S. pension plans.

The funded status of our pension plans are impacted by the volatility of corporate bond rates which are used to determine the plan discount rate as well as returns on the pension plan asset portfolio. The discount rate used to measure the benefit obligation at the end of 2011, was 5.1 percent compared to 5.75 percent in the prior year. As a result of the decrease in the discount rate, our U.S. pension benefit liability at year end increased to approximately $2.2 billion. Our planned contribution of $230 million and the incremental $250 million contributed in the fourth quarter of 2011 helped to partially mitigate the impact of the lower discount rate on our benefit liability and future pension costs. Based on our current position, we expect an increase of approximately $60 million in operating expenses in 2012 compared to the 2011 Regular Pension Plan costs of $137 million. As of December 31, 2011, changing the Regular Pension Plan discount rate by one percentage point would change the Regular Pension Plan net periodic pension expense as follows:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
Regular Pension Plan net periodic pension expense	(68)	79

We maintained all of the U.S. pension liabilities and the majority of the non-U.S. pension liabilities following the distribution of Motorola Mobility on January 4, 2011, and following the sale of certain assets and liabilities of the Networks business to NSN on April 29, 2011. Retirement benefits are further discussed in the “Significant Accounting Policies—Retirement Benefits” section.

Investing Activities

Net cash provided by investing activities was $2.4 billion in 2011, compared to $523 million in 2010 and net cash used for investing activities of $531 million in 2009. The $1.9 billion increase in net cash provided by investing activities from 2010 to 2011 was primarily due to: (i) a $1.1 billion increase in cash received from net sales of Sigma Fund investments, and (ii) $860 million increase in cash received from sales of investments and businesses primarily relating to the sale of certain assets and liabilities of the Networks business.

Sigma Fund:    We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows us to efficiently invest our cash around the world. We had net proceeds of $1.5 billion from sales of Sigma Fund investments in 2011, compared to $453 million in net proceeds from sales of Sigma Fund investments in 2010 and $922 million of net purchases of Sigma Fund investments in 2009. The aggregate fair value of Sigma Fund investments was $3.2 billion at December 31, 2011 (including $1.3 billion held by us outside the U.S.), compared to $4.7 billion at December 31, 2010 (including $1.9 billion held by us outside the U.S.).

The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated fixed income obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of securities of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average effective maturity of the portfolio (excluding cash and defaulted securities) was less than one month at both December 31, 2011, and December 31, 2010.

Investments in the Sigma Fund were primarily fixed income securities carried at fair value. At December 31, 2011, $3.2 billion of the Sigma Fund investments were classified as current in our consolidated balance sheets, compared to $4.7 billion at December 31, 2010. The weighted average maturity of the Sigma Fund investments classified as current was less than one month (excluding cash of $264 million) at December 31, 2011, compared to 1 month (excluding cash of $2.4 billion and defaulted securities) at December 31, 2010. A majority of the Sigma Fund’s cash balance at December 31, 2010 was reserved for the distribution of Motorola Mobility. At December 31, 2011, 100% of the Sigma Fund investments were invested in cash and U.S. government, agency and government-sponsored enterprise obligations. This reflects a strategic decision to prioritize capital preservation rather than investment income.

In 2011, we recorded a de minimus loss from the Sigma Fund investments in Other income (expense) in the consolidated statement of operations, compared to a gain from the Sigma Fund investments of $11 million in 2010.

Securities with a maturity greater than twelve months and defaulted securities have been classified as non-current in our consolidated balance sheets. At December 31, 2011, no Sigma Fund investments were classified as non-current due to the sales of the non-current securities during 2011. At December 31, 2010, $70 million of the Sigma Fund investments were classified as non-current.

We continuously assess our cash needs and continue to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet our current operating requirements over the next twelve months.

Strategic Acquisitions and Investments:    We used $32 million cash for acquisitions and new investment activities in 2011, compared to $23 million in 2010 and $17 million in 2009. The cash used in 2011, 2010, and 2009 was for small strategic investments.

Capital Expenditures:    Capital expenditures were $186 million in 2011, compared to $192 million in 2010 and $136 million in 2009. Capital spending in 2011 as compared to 2010 was generally flat across all functions except for the slight decrease in our service function, offset by higher information technology capital spend. Capital spending in 2009 was lower across all functions as compared to 2010 and 2011, but was higher in our service organization as a number of our owned networks required capital upgrades.

Sales of Investments and Businesses:    We received $1.1 billion in net proceeds from the sales of investments and businesses in 2011, compared to $264 million in 2010 and $357 million in 2009. The $1.1 billion in proceeds in 2011 were primarily comprised of net proceeds received in connection with sales of: (i) Networks business, (ii) Wireless Broadband businesses, (iii) certain of our equity investments, and (iv) the Israel-based module business. The $264 million in proceeds in 2010 were primarily comprised of our Israel-based wireless network operator business and the sale of a single investment.

Financing Activities

Net cash used for financing activities was $5.5 billion in 2011, compared to $40 million in 2010 and $277 million in 2009. Cash used for financing activities in 2011 was primarily: (i) $3.4 billion of contributions to Motorola Mobility, (ii) $1.2 billion used for repayment of long-term debt, (iii) $1.1 billion of cash used for repurchases of shares, and (iv) $72 million of cash used for payment of dividends, partially offset by $192 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.

Cash used for financing activities in 2010 was primarily $1.0 billion of cash used for the repayment of long-term debt, partially offset by: (i) $797 million of cash provided by distributions from discontinued operations, and (ii) $179 million of cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.

Current portion of Long-Term Debt:    At December 31, 2011, our current portion of long-term debt was $405 million, compared to $605 million at December 31, 2010. In November 2011, we repaid, at maturity, the entire $600 million aggregate principal amount outstanding of our 8.0% Notes due November 1, 2011.

Long-term portion of Long-Term Debt:    At December 31, 2011, we had outstanding long-term debt of $1.1 billion, compared to $2.1 billion at December 31, 2010.

During the year ended December 31, 2011, we repurchased $540 million of our outstanding long-term debt for a purchase price of $615 million, excluding approximately $6 million of accrued interest, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025 (the “2025 Debentures”), (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028 (the “2028 Debentures”), and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037 (the “2037 Senior Notes”). After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $81 million related to this debt tender in Other within Other income (expense) in the condensed consolidated statements of operations.

In November 2010, we repaid, at maturity, the entire $527 million aggregate principal amount outstanding of our 7.625% Notes due November 15, 2010. During the year ended December 31, 2010, we repurchased approximately $500 million of our outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 2025 Debentures, (ii) $75 million of the $286 million then outstanding of the 2028 Debentures, (iii) $222 million of the $446 million then outstanding of the 2037 Senior Notes, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the consolidated statements of operations.

The three largest U.S. national ratings agencies rate our senior unsecured long-term debt investment grade. We believe that we will be able to maintain sufficient access to the capital markets at our current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.

We may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Payment of Dividends:    During the year ended December 31, 2011, we announced that our Board of Directors approved the initiation of a regular cash dividend on our outstanding common stock. We paid $72 million in cash dividends to holders of our common stock in 2011. During the year ended December 31, 2010, we did not pay cash dividends to holders of our common stock. During the year ended December 31, 2009, we paid $114 million in cash dividends to holders of our common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, we announced that our Board of Directors suspended the declaration of quarterly cash dividends on our common stock.

During the year ended December 31, 2010, we paid $23 million of dividends to a minority shareholder in connection with a subsidiary’s common stock.

Share Repurchase Program:    During the year ended December 31, 2011, we announced that our Board of Directors approved a share repurchase program that allows us to purchase up to $2.0 billion of outstanding common stock through December 31, 2012, of which we repurchased $1.1 billion of our outstanding common stock during 2011. On January 30, 2012, we announced that our Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012.

Credit Facilities

As of December 31, 2011, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which we can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. We must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2011. We did not borrow under the 2011 Motorola Solutions Credit Agreement during 2011.

Contractual Obligations and Other Purchase Commitments

Summarized in the table below are our obligations and commitments to make future payments under long-term debt obligations (assuming earliest possible exercise of put rights by holders), lease obligations, purchase obligations, tax obligations and other obligations as of December 31, 2011.

	Payments Due by Period
(in millions)	Total	2012	2013	2014	2015	2016	Uncertain Timeframe	Thereafter
Long-Term Debt Obligations	$1,519	$405	$5	$4	$4	$5	$—	$1,096
Lease Obligations	304	81	55	41	25	21	—	81
Purchase Obligations	78	49	27	2	—	—	—	—
Tax Obligations	191	25	—	—	—	—	166	—
Other Obligations	75	—	—	—	—	—	75	—

Total Contractual Obligations	$2,167	$560	$87	$47	$29	$26	$241	$1,177

Amounts included represent firm, non-cancelable commitments.

Long-Term Debt Obligations:    Our long-term debt obligation, including the current portion of long-term debt, totaled $1.5 billion at December 31, 2011, compared to $2.7 billion at December 31, 2010.

Lease Obligations:    We own most of our major facilities, but do lease certain office, factory and warehouse space, land, information technology and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $304 million. Rental expense, net of sublease income, was $92 million in 2011, $123 million in 2010, and $140 million in 2009.

Tax Obligations:    We have approximately $191 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of our global tax examinations, or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $75 million tax benefit, with cash payments not expected to exceed $25 million.

Purchase Obligations:    We have entered into agreements for the purchase of inventory, license of software, promotional activities and research and development, which are firm commitments and are not cancelable. Our obligations in connection with these agreements run through 2014, and the payments expected to be made by us under these agreements total $78 million.

We enter into arrangements for the sourcing of inventory supplies and materials with take-or-pay obligations. Our obligations with these suppliers run through 2014 and total a minimum purchase obligation of $66 million. We do not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

Other Obligations:    In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with us under which we would contribute $100 million above and beyond our legal requirement to our Regular Pension Plan over the next five years. We and the PBGC entered into the agreement as we were in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. We made an additional $250 million of pension contributions to the Regular Pension Plan over the amounts required, in the fourth quarter of 2011, of which $100 million was intended to fulfill the PBGC obligation.

As part of the distribution of Motorola Mobility, we had an obligation to make an additional $300 million capital contribution to Motorola Mobility, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which $225 million was paid during 2011. We expect to make the remaining $75 million in contributions during 2012.

Commitments Under Other Long-Term Agreements:    We have entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers which are not “take or pay” in nature. Most of the agreements extend for periods of one to three years (three to five years for software). Generally, these agreements do not obligate us to make any purchases, and many permit us to terminate the agreement with advance notice (usually ranging from 60 to 180 days). If we were to terminate these agreements, we generally would be liable for certain termination charges, typically based on work performed and supplier on-hand inventory and raw materials attributable to canceled orders. Our liability would only arise in the event we terminate the agreements for reasons other than “cause.”

We outsource certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. Our remaining payments under these contracts are approximately $279 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.

As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects of the Government segment, including projects related to discontinued operations. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2011, outstanding Performance Bonds totaled approximately $1.1 billion, compared to $1.7 billion at December 31, 2010. Any future disruptions, uncertainty, or volatility in the bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs.

Off-Balance Sheet Arrangements:    Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

Long-term Customer Financing Commitments

Outstanding Commitments:    Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of our systems. These requests may include all or a portion of the purchase price of the equipment. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $138 million at December 31, 2011, compared to $333 million at December 31, 2010 (including $168 million at December 31, 2010, relating to discontinued operations). Of the $333 million at December 31, 2010, $27 million was supported by letters of credit or by bank commitments to purchase long-term receivables, (including $25 million at December 31, 2010, related to the discontinued operations). The majority of the outstanding commitments at December 31, 2011 are related to a variety of U.S. state and local government customers.

We have retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled a net amount of $127 million at December 31, 2011. These receivables have an allowance for uncollectable accounts of $10 million. As of December 31, 2011, $37 million of net receivables are classified as long-term.

Outstanding Long-Term Receivables:    We had net non-current long-term receivables of $37 million, (net of allowances for losses of $10 million) at December 31, 2011, compared to net non-current long-term receivables of $251 million, (net of allowances for losses of $1 million) at December 31, 2010. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 13%.

Sales of Receivables

From time to time, we sell accounts receivable and long-term receivables on a non-recourse basis to third parties under one-time arrangement while others have been sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. We may retain the obligation to service the sold accounts receivable and long-term receivables.

We had no revolving sales facilities as of December 31, 2011. At December 31, 2010, we had a $200 million committed revolving credit facility for the sale of accounts receivable, which was fully available. The $200 million facility matured in December 2011 and was not renewed. We had no significant committed facilities for the sale of long-term receivables at December 31, 2011 and 2010, respectively.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the years ended December 31, 2011, 2010 and 2009:

Years Ended December 31	2011	2010	2009
Cumulative annual proceeds received from one-time sales:
Accounts receivable sales proceeds	$8	$30	$46
Long-term receivables sales proceeds	224	67	72

Total proceeds from one-time sales	232	97	118
Cumulative annual proceeds received from sales under committed facilities	—	70	234

Total proceeds from receivables sales	$232	$167	$352

At December 31, 2011, we retained servicing obligations for $263 million of long-term receivables, compared to $329 million of sold accounts receivables and $277 million of long-term receivables at December 31, 2010. Servicing obligations are limited to collection activities of the non-recourse sales related to accounts receivables and long-term receivables.

Under certain arrangements, the value of accounts receivable sold is supported by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. Under these arrangements, our total credit exposure, less insurance coverage, to outstanding accounts receivable that have been sold was de minimus at both December 31, 2011 and 2010.

Adequate Internal Funding Resources

We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents, short-term investments and Sigma Fund balances in the U.S. and the ability to repatriate funds from foreign jurisdictions.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value:    In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue we receive from the contract. Contracts with these types of uncapped damage provisions are fairly rare, but individual contracts could still represent meaningful risk. There is a possibility that a damage claim by counterparty to one of these contracts could result in expenses to us that are far in excess of the revenue received from the counterparty in connection with the contract.

Indemnification Provisions:    In addition, we may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, we have not made significant payments under these agreements, nor have there been significant claims asserted against us. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances we may have recourse against third parties for certain payments made by us.

Intellectual Property Matters:    During 2010, we entered into a settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, we received $65 million in cash and were assigned certain patent properties. As a result of this agreement, we recorded a pre-tax gain of $39 million (and $55 million was allocated to discontinued operations) during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

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

Significant Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

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

—Valuation of Sigma Fund and investment portfolios

—Restructuring activities

—Retirement-related benefits

—Valuation and recoverability of goodwill

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables and the scope of software revenue recognition guidance. This guidance changed the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and established a hierarchy for determining the selling price to be used to allocate revenue to each deliverable. Additional new guidance removed software from the scope of software revenue recognition guidance for tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. We adopted this guidance as of the beginning of our first quarter of fiscal 2010 on a prospective basis for arrangements entered into or materially modified after January 1, 2010. These changes have been incorporated in the discussion of our revenue recognition policies that follow.

Net sales consist of a wide range of activities including the delivery of stand-alone equipment, custom design and installation over a period of time, and bundled sales of equipment, software and services. We enter into revenue arrangements that may consist of multiple deliverables of our product and service offerings due to the needs of our customers. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. We recognize revenue from the sale of equipment, software bundled with equipment that is essential to the functionality of the equipment, and most services in accordance with general revenue recognition accounting guidance. We recognize revenue in accordance with accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades, and (iii) sales of software bundled with hardware not essential to the functionality of that hardware.

Products—For product sales, revenue recognition occurs when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. We base our estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, we recognize revenue at the time the product sells through the distribution channel to the end customer.

We sell software and equipment obtained from other companies. We establish our own pricing and retain related inventory risk, are the primary obligor in sales transactions with customers, and assume the credit risk for amounts billed to customers. Accordingly, we generally recognize revenue for the sale of products obtained from other companies based on the gross amount billed.

Within our Enterprise segment, products are primarily sold through distributors and value-added resellers (collectively “channel partners”). Channel partners may provide a service or add componentry in order to resell our products to end users. Sales to channel partners where we cannot reliably estimate the final sales price or when a channel partner is unable to pay for our products without reselling them to their customers, revenue is not recognized until the products are resold by the channel partner to the end customer.

Long-Term Contracts—For long-term contracts that involve customization of equipment and/or software, we generally recognize revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract contains other inherent uncertainties, revenues and costs are deferred until the project is complete and customer acceptance is obtained. When current estimates of total contract revenue and contract costs indicate a contract loss, the loss is recognized in the period it becomes evident.

Services—Revenue for services is generally recognized ratably over the contract term as services are performed.

Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is recognized over the period that these services are delivered.

Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of product, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other product, services and software. For multiple-element arrangements that include product containing software essential to the equipment’s functionality, undelivered software elements that relate to the product’s essential software, and undelivered non-software services, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. In these arrangements, we allocate revenue to all deliverables based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”).

•

VSOE—In many instances, products are sold separately in stand-alone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Additionally, advanced services such as general consulting, network management or advisory projects are often sold in stand-alone engagements. Technical support services are also often sold separately through renewals of annual contracts. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate. In addition, we consider the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE.

•

TPE—VSOE exists only when we sell the deliverable separately. When VSOE does not exist, we attempt to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy for many of our products differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

•

ESP—The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, we determine ESP by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on our normal pricing practices. Second, we make any reasonably required adjustments to the data based on market and Company-specific factors. Third, we stratify the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

Our arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue accounting guidance. In circumstances where we cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

We account for multiple element arrangements that consist entirely of software or software-related products, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined by VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, we use the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Changes in cost estimates and the fair values of certain deliverables could negatively impact our operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

Inventory Valuation

We record valuation reserves on our inventory for estimated excess or obsolescence. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence. We use our best judgment to estimate appropriate reserves based on this analysis. In addition, we adjust the carrying value of inventory if the current market value of that inventory is below our cost.

At December 31, 2011 and 2010, Inventories consisted of the following:

December 31	2011	2010
Finished goods	$398	$386
Work-in-process and production materials	284	292

	682	678
Less inventory reserves	(170)	(157)

	$512	$521

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, our inventory reserves represented 25% of the gross inventory balance at December 31, 2011, compared to 23% of the gross inventory balance at December 31, 2010. We have inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.

If future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Income Taxes

Our effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior-year tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when it is more-likely-than-not that we will not realize the full tax benefit of the position. We adjust these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which we have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

We account for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

We evaluate deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. During 2010, the U.S. valuation allowance was reduced by $39 million, primarily related to certain of our state tax carryforwards that we expect to utilize. During 2011, we reassessed our valuation allowance requirements taking into consideration the distribution of Motorola Mobility. We evaluated all available evidence in our analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. We also considered tax planning strategies that are prudent and can be reasonably implemented. Based on our assessment, we recorded $274 million of tax benefits related to the reversal of valuation allowance established on U.S. deferred tax assets. The U.S. valuation allowance as of December 31, 2011 relates to state tax carryforwards we expect to expire unutilized.

We have a total deferred tax asset valuation allowance of approximately $366 million against gross deferred tax assets of approximately $5.1 billion as of December 31, 2011, compared to total deferred tax asset valuation allowance of approximately $502 million against gross deferred tax assets of approximately $5.7 billion as of December 31, 2010.

Valuation of Sigma Fund and Investment Portfolios

Investments in Sigma Fund primarily consist of fixed income securities with an average effective maturity of less than one month at both December 31, 2011 and 2010. These securities are carried at fair value. Investments not held in Sigma Fund generally consist of equity and fixed income securities, which are classified as available-for-sale and are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is determined in accordance with the authoritative guidance for fair value measurements and disclosures using the prescribed fair value hierarchy.

Publicly traded common stock and equivalents within our investment portfolios where quoted market prices in active markets are available are classified as Level 1 fair value measurements within the prescribed fair value hierarchy.

The securities classified as Level 2 are primarily those that are professionally managed within the Sigma Fund. Level 2 securities are priced using pricing services, bid/offer, and last trade reference data. Prices may also be obtained from brokers, counterparties, fund administrators, online securities data services, or investment managers. Fixed income securities, including short-term instruments, may be priced using pricing models comprised of observable inputs which include, but are not limited to, market quotations, yields, maturities, call features, and the security’s terms and conditions. We review these prices and pricing procedures as well as amounts realized as a basis for validating our fair value price estimates.

As of December 31, 2011, there are no Level 3 assets within the Sigma Fund or our investment portfolio. As of December 31, 2010, Level 3 fixed income securities were debt securities that did not have actively traded quotes on the date we present our consolidated balance sheet and required the use of unobservable inputs, such as indicative quotes from dealers and qualitative input from investment advisors, to value these securities.

We cannot predict the occurrence of future events that might have an impact on the fair values of our investments in Sigma Fund or other investments carried at fair value.

Restructuring Activities

We maintain a formal Involuntary Severance Plan (the “Severance Plan”), which permits us to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. We recognize termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, we evaluate our accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, we reverse accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

Retirement Benefits

Our noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. We also provide defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, and Japan (the “Non-U.S. Plans”). Other pension plans are not material to us either individually or in the aggregate.

We also have a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for our elected officers. The Officers’ Plan contains provisions for vesting and funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Effective December 31, 1999, newly elected officers were not eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan.

We have an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who are covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the “Cap”) or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years will be the greater of: (i) such employee’s eligible compensation as of January 1, 2007 (frozen at that amount), or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was frozen to new participants unless such participation was due to a prior contractual entitlement.

In February 2007, we amended the Regular Pension Plan and the MSPP, modifying the definition of average earnings. For years ended prior to December 31, 2007, benefits were calculated using the rolling average of the highest annual earnings in any five years within the previous ten calendar year period. Beginning in January 2008, the benefit calculation was based on the set of the five highest years of earnings within the ten calendar years prior to December 31, 2007, averaged with earnings from each year after 2007. Also effective January 2008, we amended the Regular Pension Plan, modifying the vesting period from five years to three years.

In December 2008, we amended the Regular Pension Plan, the Officers’ Plan and the MSPP (collectively, the “2008 Amended Pension Plans”) such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit. In 2008, we recognized a $237 million curtailment gain associated with this plan amendment.

Certain healthcare benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, we offset a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants.

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

We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. Our investment return assumption for the Regular Pension Plan and Postretirement Healthcare Benefits Plan was 8.25% in both 2011 and 2010. The investment return assumption for the Officers’ Plan was 6% in both 2011 and 2010. At December 31, 2011, the Regular Pension Plan and the Postretirement Health Care Benefits Plan investment portfolios were predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. pension obligations were 5.10% and 5.75% at December 2011 and 2010, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 4.75% and 5.25% at December 31, 2011 and 2010, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by us based upon our long-term plans for such increases. Our 2011 and 2010 rate for future compensation increase for the Regular Pension Plan and Officers’ Plan was 0%, as the salaries to be utilized for calculation of benefits under these plans have been frozen. For the Postretirement Health Care Benefits Plan, we reviews external data and our own historical trends for health care costs to determine the health care cost trend rates. The health care cost trend rate used to determine the December 31, 2011 accumulated postretirement benefit obligation is 7.25% for 2012, remaining flat at 7.25% through 2015, then grading down to a rate of 5% in 2019. The health care cost trend rate used to determine the December 31, 2010 accumulated postretirement benefit obligation was 7.25% for 2011, remaining flat at 7.25% through 2013, then grading down to a rate of 5% in 2016.

For the year ended December 31, 2011, we recognized net periodic pension expense of $151 million related to our U.S. pension plans. For the year ended December 31, 2010, we recognized net periodic pension expense for our U.S. pension plans of $119 million. Cash contributions of $489 million were made to the U.S. pension plans during 2011. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which we would contribute $100 million above and beyond our legal requirement to our Regular Pension Plan over the next five years. We and the PBGC entered into the agreement as we were in the process of separating Motorola Mobility and pursuing the sale of certain assets of our Networks business. We made an additional $250 million of pension contributions to the Regular Pension Plan over the amounts required, in the fourth quarter of 2011, of which $100 million was intended to fulfill the PBGC obligation. Also in January 2011, we elected the available optional pension contribution relief which reduced our required 2011 Regular Pension Plan contribution from approximately $265 million to approximately $235 million. In December 2011, we elected the available optional pension contribution relief which reduced our expected 2012 regular pension contribution from approximately $408 million to approximately $340 million. We expect to make cash contributions of approximately $340 million to our U.S. pension plans and approximately $30 million to our non-U.S. pension plans during 2012. We maintained all of the U.S. pension liabilities and the majority of the non-U.S. pension liabilities following the Separation of Motorola Mobility on January 4, 2011 and following the sale of certain assets and liabilities of the Networks business to NSN.

We recognized net postretirement health care expense of $20 million and $18 million for the years ended December 31, 2011 and 2010, respectively. No cash contributions were made to this plan in 2011. We expect to make no cash contributions to the Postretirement Health Care Benefits Plan in 2012. We maintained the entire Postretirement Health Care Benefits Plan liability following the Separation of Motorola Mobility on January 4, 2011.

We maintain a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. We had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between us and the employee. Motorola Solutions owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola Solutions endorsed a portion of the death benefits to the employee and, upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefit directly from the insurance company and we receive the remainder of the death benefit. The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for both years ended December 31, 2011 and 2010, respectively. We have recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $56 million and $51 million as of December 31, 2011 and December 31, 2010, respectively.

Our measurement date of all of our retirement plans assets and obligations is December 31.

Valuation and Recoverability of Goodwill

We test the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We continually assess whether any such events and circumstances have occurred, which requires a significant amount of judgment. Such events and circumstances may include: adverse changes in macroeconomic conditions, adverse changes in the industry or market, changes in cost factors negatively impacting earnings and cash flows, negative or declining overall financial performance, events affecting the carrying value or composition of a reporting unit, or a sustained decrease in share price, among others. Any such adverse event or change in circumstances could have a significant impact on the recoverability of goodwill and could have a material impact on our combined financial statements.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Government and Enterprise segments each meet the definition of a reporting unit.

In September 2011, the Financial Accounting Standards Board (“the FASB”) issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this guidance as of the fourth quarter of 2011.

2011

Applying this new accounting guidance, we performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for fiscal 2011. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. In addition, we considered the fair value derived for each reporting unit in conjunction with the 2010 goodwill impairment test. We compared this prior year fair value against the current carrying value of each reporting unit noting fair value significantly exceeds carrying value for both reporting units. We performed a sensitivity analysis on the fair value determined for each reporting unit in conjunction with the 2010 goodwill impairment test for changes in significant assumptions including the weighted average cost of capital used in the income approach and changes in expected cash flows. These changes in assumptions and estimated cash flows resulted in an increase in fair value for each reporting unit from the 2010 fair values. As such, we concluded it is more-likely-than-not that the fair value of each reporting unit exceeds its carrying value. Therefore, the two-step goodwill impairment test was not required for fiscal 2011.

2010 and 2009

The annual goodwill impairment tests for fiscal 2010 and fiscal 2009 were performed using the two step goodwill impairment analysis. In Step One, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, we perform Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.

The following describes the valuation methodologies used to derive the fair value of the reporting units:

•

Income Approach: To determine fair value, we discount the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusts it to estimate a normalized cash flow, applies a perpetuity growth assumption and discounts it by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into its estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that is derived based on Motorola Solutions’ consolidated stock price as described above. We also use the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

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

We evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of each reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable. We have weighted the valuation of our reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods.

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

For the purpose of determining the implied control premium calculation in the overall goodwill analysis, we applied assumptions for determining the fair value of corporate assets. Corporate assets primarily consist of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, deferred tax assets and corporate facilities. Judgments about the fair value of corporate assets include, among others, an assumption that deferred tax assets should be discounted to reflect their economic lives, that a significant portion of the corporate assets are required to pay off debt, fund our retirement obligations, , and market participants’ perceptions of the likely restructuring costs, including severance and exit costs, that might be incurred if our strategy is not successful. The results of our impairment analysis result in an implied control premium commensurate with historical transactions observed in our industry.

Based on the results of our 2011, 2010, and 2009 annual assessments of the recoverability of goodwill, there were no goodwill impairments.

Differences in our actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each reporting unit, as well as a decline in macroeconomic conditions, the industry, the market, overall financial performance or our stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges.

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

In June 2011, the FASB issued Accounting Standards Update No. SU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, (“ASU 2011-054”) which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, in December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this standard will change the presentation of our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting Assets and Liabilities.” The Standard requires additional disclosure to help the comparability of US GAAP and IFRS financial statements. The new standards are effective for annual and interim periods beginning January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) customer spending, (c) the impact of each segment’s strategy, (d) the impact from the loss of key customers, (e) competitive position, (f) increased competition, (g) the impact of regulatory matters, (h) the impact from the allocation and regulation of spectrum, (i) the availability of materials and components, energy supplies and labor, (j) the seasonality of the business, (k) the firmness of the segment’s backlog, (l) the competitiveness of the patent portfolio, and (m) the impact of research and development; (2) “Properties,” about the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management’s Discussion and Analysis,” about: (a) market growth/contraction, demand, spending and resulting opportunities, (b) the return of capital to shareholders through dividends and/or repurchasing shares, (c) the success of our business strategy and portfolio (d) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (e) our ability and cost to repatriate funds, including our ability to contribute cash to Motorola Mobility in 2012, (f) the impact of the timing and level of sales and the geographic location of such sales, (g) the impact of maintaining inventory, (h) future cash contributions to pension plans or retiree health benefit plans, (i) our ability to collect on our Sigma Fund and other investments, (j) our ability and cost to access the capital markets, (k) our ability to borrow and the amount available under our credit facilities, (l) our ability to retire outstanding debt, (m) our ability and cost to obtain performance related bonds, (n) adequacy of resources to fund expected working capital and capital expenditure measurements, (o) expected payments pursuant to commitments under long-term agreements, (p) the ability to meet minimum purchase obligations, (q) our ability to sell accounts receivable and the terms and amounts of such sales, (r) the outcome and effect of ongoing and future legal proceedings, (s) the impact of recent accounting pronouncements on our financial statements, (t) the impact of the loss of key customers, and (u) the expected effective tax rate and deductibility of certain items; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors.” We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors,” and those described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2011, we have $1.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Of this total long-term debt amount, a $44 million Euro-denominated variable interest loan has a hedge that changes the interest rate characteristics from variable to fixed-rate. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.

Foreign Currency Risk

We use financial instruments to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

Our strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on our operating assessment of risk. We enter into derivative contracts for some of our non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. We typically use forward contracts and options to hedge these currency exposures. In addition, we enter into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of our exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At December 31, 2011, we had outstanding foreign exchange contracts totaling $524 million, compared to $1.5 billion outstanding (of which $520 million related to discontinued operations) at December 31, 2010. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2011	December 31, 2010
Chinese Renminbi	$(283)	$(423)
British Pound	55	187
Japanese Yen	46	40
Malaysian Ringgit	37	64
Brazilian Real	(34)	(43)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, Sigma Fund investments and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $50 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.

At December 31, 2011, the maximum term of derivative instruments that hedge forecasted transactions was 12 months. The weighted average duration of our derivative instruments that hedge forecasted transactions was five months.

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

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Motorola Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2010, the Company adopted revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

February 15, 2012

Motorola Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2011	2010	2009
Net sales from products	$6,068	$5,616	$5,026
Net sales from services	2,135	2,001	1,921
Net sales	8,203	7,617	6,947
Cost of product sales	2,723	2,523	2,221
Cost of service sales	1,334	1,282	1,249
Costs of sales	4,057	3,805	3,470
Gross margin	4,146	3,812	3,477
Selling, general and administrative expenses	1,912	1,874	1,662
Research and development expenditures	1,035	1,037	993
Other charges	341	150	255
Operating earnings	858	751	567
Other income (expense):
Interest expense, net	(74)	(129)	(133)
Gains on sales of investments and businesses, net	23	49	108
Other	(69)	(7)	91
Total other income (expense)	(120)	(87)	66
Earnings from continuing operations before income taxes	738	664	633
Income tax expense (benefit)	(3)	403	188
Earnings from continuing operations	741	261	445
Earnings (loss) from discontinued operations, net of tax	411	389	(473)
Net earnings (loss)	1,152	650	(28)
Less: Earnings (loss) attributable to noncontrolling interests	(6)	17	23
Net earnings (loss) attributable to Motorola Solutions, Inc.	$1,158	$633	$(51)
Amounts attributable to Motorola Solutions, Inc. common shareholders:
Earnings from continuing operations, net of tax	$747	$244	$422
Earnings (loss) from discontinued operations, net of tax	411	389	(473)
Net earnings (loss)	$1,158	$633	$(51)
Earnings (loss) per common share:
Basic:
Continuing operations	$2.24	$0.73	$1.29
Discontinued operations	1.23	1.17	(1.45)

	$3.47	$1.90	$(0.16)

Diluted:
Continuing operations	$2.20	$0.72	$1.28
Discontinued operations	1.21	1.15	(1.43)

	$3.41	$1.87	$(0.15)

Weighted average common shares outstanding:
Basic	333.8	333.3	327.9
Diluted	339.7	338.1	329.9
Dividends paid per share	$0.22	$—	$0.35

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
(In millions, except per share amounts)	2011	2010
ASSETS
Cash and cash equivalents	$1,881	$4,208
Sigma Fund and short-term investments	3,210	4,655
Accounts receivable, net	1,866	1,547
Inventories, net	512	521
Deferred income taxes	613	871
Other current assets	676	748
Current assets held for sale	10	4,604

Total current assets	8,768	17,154

Property, plant and equipment, net	896	922
Sigma Fund	—	70
Investments	166	172
Deferred income taxes	2,375	1,920
Goodwill	1,428	1,429
Other assets	294	734
Non-current assets held for sale	2	3,176

Total assets	$13,929	$25,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$405	$605
Accounts payable	677	731
Accrued liabilities	2,721	2,574
Current liabilities held for sale	12	4,800

Total current liabilities	3,815	8,710

Long-term debt	1,130	2,098
Other liabilities	3,710	3,045
Non-current liabilities held for sale	—	737

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock: 12/31/11—$.01 par value; 12/31/10—$.01 par value	3	3
Authorized shares: 12/31/11—600.0; 12/31/10—600.0
Issued shares: 12/31/11—320.0; 12/31/10—337.2
Outstanding shares: 12/31/11—318.8; 12/31/10—336.3
Additional paid-in capital	7,071	8,644
Retained earnings	1,016	4,460
Accumulated other comprehensive loss	(2,876)	(2,222)

Total Motorola Solutions, Inc. stockholders’ equity	5,214	10,885
Noncontrolling interests	60	102

Total stockholders’ equity	5,274	10,987

Total liabilities and stockholders’ equity	$13,929	$25,577

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Motorola Solutions, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-In Capital	Fair Value Adjustment To Available For Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Noncontrolling Interests	Comprehensive Earnings (Loss)
Balances at January 1, 2009	325.3	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$88
Net earnings (loss)							(51)	23	$(28)
Net unrealized gains on securities, net of tax of $40			68						68
Foreign currency translation adjustments, net of tax of $(17)				70					70
Amortization of retirement benefit adjustments net of tax of $33					(65)				(65)
Year-end and other retirement adjustments, net of tax of $(22)					(163)				(163)
Issuance of common stock and stock options exercised	5.3	111
Tax shortfalls from share-based compensation		(12)
Share-based compensation expense		301
Net gain on derivative instruments, net of tax of $6						9			9
Dividends paid to noncontrolling interest on subsidiary common stock								(3)
Balance at December 31, 2009:	330.6	$8,234	$70	$(63)	$(2,295)	$2	$3,827	$108	$(109)
Net earnings							633	17	$650
Net unrealized loss on securities, net of tax of $(34)			(58)						(58)
Foreign currency translation adjustments, net of tax of $46				(63)					(63)
Amortization of retirement benefit adjustments, net of tax of $57					112				112
Mid-year remeasurement of retirement benefits, net of tax of $(13)					(28)				(28)
Plan amendment, net of tax of $0					22				22
Year-end and other retirement adjustments, net of tax of $(14)					81				81
Issuance of common stock and stock options exercised	6.6	144
Tax shortfalls from stock-based compensation		(63)
Share-based compensation expense		308
Net loss on derivative instruments, net of tax of $(1)						(2)			(2)
Dividends paid to noncontrolling interest on subsidiary common stock								(23)
Reclassification of share-based awards from liability to equity		24
Balance at December 31, 2010:	337.2	$8,647	$12	$(126)	$(2,108)	$—	$4,460	$102	$714
Net earnings (loss)							1,158	(6)	$1,152
Net unrealized loss on securities; net of tax of $(1)			(2)						(2)
Foreign currency translation adjustments, net of tax of $(8)				19					19
Amortization of retirement benefit adjustments, net of tax of $73					132				132
Mid-year remeasurement of retirement benefits, net of tax of $9					(77)				(77)
Year-end and other retirement adjustments, net of tax of $(332)					(723)				(723)
Issuance of common stock and stock options exercised	9.4	152
Share repurchase program	(26.6)	(1,110)
Excess tax benefit from stock-based compensation		42
Share-based compensation expense		181
Net loss on derivative instruments, net of tax of $(0)						(3)			(3)
Distribution of Motorola Mobility		(836)	(9)	1	8		(4,460)
Dividends paid to noncontrolling interest on subsidiary common stock								(8)
Sale of noncontrolling interest in subsidiary common stock								(27)
Purchase of noncontrolling interest in subsidiary								(1)
Reclassification of share-based awards from liability to equity		(2)
Dividends declared ($0.44 per share)							(142)
Balance at December 31, 2011:	320.0	$7,074	$1	$(106)	$(2,768)	$(3)	$1,016	$60	$498

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2011	2010	2009
Operating
Net earnings (loss) attributable to Motorola Solutions, Inc.	$1,158	$633	$(51)
Earnings (loss) attributable to noncontrolling interests	(6)	17	23

Net earnings (loss)	1,152	650	(28)
Earnings (loss) from discontinued operations	411	389	(473)

Earnings from continuing operations	741	261	445
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	366	353	388
Non-cash other charges (income)	34	(74)	(72)
Share-based compensation expense	168	144	137
Gain on sales of investments and businesses, net	(23)	(49)	(108)
Loss (gain) from extinguishment of long-term debt	81	12	(67)
Deferred income taxes	63	384	47
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(250)	(83)	102
Inventories	(14)	(111)	111
Other current assets	61	(48)	276
Accounts payable and accrued liabilities	(191)	333	(621)
Other assets and liabilities	(188)	(319)	(11)

Net cash provided by operating activities	848	803	627
Investing
Acquisitions and investments, net	(32)	(23)	(17)
Proceeds from sales of investments and businesses, net	1,124	264	357
Capital expenditures	(186)	(192)	(136)
Proceeds from sales of property, plant and equipment	6	27	1
Proceeds from sales (purchases of) Sigma Fund investments, net	1,508	453	(922)
Proceeds from sales (purchases of) short-term investments, net	6	(6)	186
Net cash provided by (used for) investing activities	2,426	523	(531)
Financing
Repayment of short-term borrowings, net	—	(5)	(86)
Repayment of debt	(1,219)	(1,011)	(132)
Contributions to Motorola Mobility	(3,425)	—	—
Issuance of common stock	192	179	116
Repurchase of common stock	(1,110)	—	—
Excess tax benefits from share-based compensation	42	—	—
Payment of dividends	(72)	—	(114)
Distributions (to) from discontinued operations	64	797	(67)
Other, net	—	—	6
Net cash used for financing activities	(5,528)	(40)	(277)
Net cash provided by operating activities from discontinued operations	26	1,169	2
Net cash used for investing activities from discontinued operations	(8)	(343)	(137)
Net cash provided by (used for) financing activities from discontinued operations	(64)	(797)	67
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	46	(29)	68
Net cash provided by (used for) discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(73)	53	(14)
Net increase (decrease) in cash and cash equivalents	(2,327)	1,339	(195)
Cash and cash equivalents, beginning of year	4,208	2,869	3,064
Cash and cash equivalents, end of year	$1,881	$4,208	$2,869
Cash Flow Information
Cash paid during the year for:
Interest, net	$166	$240	$320
Income taxes, net of refunds	107	259	159

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

1.    Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of Motorola Solutions, Inc. (the “Company” or “Motorola Solutions”) and all controlled subsidiaries. All intercompany transactions and balances have been eliminated.

The consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

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

Changes in Presentation

During 2011, the Company reclassified the historical financial results of the following businesses as discontinued operations: (i) Motorola Mobility Holdings, Inc. (“Motorola Mobility”), (ii) Point-to-Point (Orthogon) and Point-to-Multipoint (Canopy) wireless broadband businesses (“Wireless Broadband businesses”), and (iii) the amateur, marine and airband radio businesses. Also during 2011, we completed the sale of certain assets and liabilities of the Networks business to NSN (the “Transaction”), which was reclassified to discontinued operations during 2010. The results from discontinued operations are discussed in further detail in the “Discontinued Operations” section.

Reverse Stock Split and Name Change

On January 4, 2011, immediately following the Distribution of Motorola Mobility common stock, the Company completed a 1-for-7 reverse stock split (“the Reverse Stock Split”) and changed its name to Motorola Solutions, Inc. All consolidated per share information presented gives effect to the Reverse Stock Split.

Revenue Recognition:    In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amended the accounting standards for revenue arrangements with multiple deliverables and the scope of software revenue recognition guidance. This guidance changed the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and established a hierarchy for determining the selling price to be used to allocate revenue to each deliverable. Additional guidance removed software from the scope of software revenue recognition guidance for tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. The Company adopted this guidance as of the beginning of its first quarter of fiscal 2010 on a prospective basis for arrangements entered into or materially modified after January 1, 2010. These changes have been incorporated in the discussion of the Company’s revenue recognition policies that follow.

Net sales consist of a wide range of activities including the delivery of stand-alone equipment, custom design and installation over a period of time, and bundled sales of equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of equipment, software bundled with equipment that is essential to the functionality of the equipment, and most services in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of that hardware.

Products—For product sales, revenue recognition occurs when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

The Company sells software and equipment obtained from other companies. The Company establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with customers, and assumes the credit risk for amounts billed to customers. Accordingly, the Company generally recognizes revenue for the sale of products obtained from other companies based on the gross amount billed.

Within the Enterprise segment, products are primarily sold through distributors and value-added resellers (collectively “channel partners”). Channel partners may provide a service or add componentry in order to resell our products to end users. Sales to channel partners where the Company cannot reliably estimate the final sales price or when a channel partner is unable to pay for our products without reselling them to their customers, revenue is not recognized until the products are resold by the channel partner to the end customer.

Long-Term Contracts—For long-term contracts that involve customization of equipment and/or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract contains other inherent uncertainties, revenues and costs are deferred until the project is complete and customer acceptance is obtained. When current estimates of total contract revenue and contract costs indicate a contract loss, the loss is recognized in the period it becomes evident.

Services—Revenue for services is generally recognized ratably over the contract term as services are performed.

Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is recognized over the period that these services are delivered.

Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of product, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other product, services and software. For multiple-element arrangements that include product containing software essential to the equipment’s functionality, undelivered software elements that relate to the product’s essential software, and undelivered non-software services, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. In these arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”).

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

•

TPE—VSOE exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

•

ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

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

The Company accounts for multiple element arrangements that consist entirely of software or software-related products, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined by VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, the Company uses the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Changes in cost estimates and the fair values of certain deliverables could negatively impact the Company’s operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011, and 2010, restricted cash was $63 million and $226 million, respectively.

Sigma Fund:    The Company and its wholly-owned subsidiaries invest a significant portion of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows the Company to efficiently invest its cash around the world. The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated fixed income obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of securities of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less.

Investments in the Sigma Fund are carried at fair value. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. These pricing models utilize observable inputs which include, but are not limited to: market quotations, yields, maturities, call features, and the security’s terms and conditions. The Company reviews these prices and pricing procedures as well as amounts realized as a basis for validating our fair value price estimates.

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

Inventories:    Inventories are valued at the lower of average cost or market (net realizable value or replacement cost).

Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using straight-line and declining-balance methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-10 years) and commences once the assets are ready for their intended use.

Goodwill and Intangible Assets:    Goodwill is tested for impairment at least annually at the reporting unit level. In September 2011, the FASB issued new guidance which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance as of the fourth quarter of 2011.

If the two-step goodwill impairment test is required, first, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives ranging from one to ten years. The Company has no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets:    Long-lived assets, which include intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset (group) to future net undiscounted cash flows to be generated by the asset (group). If an asset (group) is considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the asset (group) exceeds the asset’s (group’s) fair value calculated using a discounted future cash flows analysis or market comparables. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

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

The Company recognizes the effect of income tax positions only if sustaining those positions is more-likely-than-not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company records interest related to unrecognized tax benefits in Interest expense and penalties in Selling, general and administrative expenses in the Company’s consolidated statements of operations.

Sales and Use Taxes:    The Company records taxes imposed on revenue-producing transactions, including sales, use, value added and excise taxes, on a net basis with such taxes excluded from revenue.

Long-term Receivables:    Long-term receivables include trade receivables where contractual terms of the note agreement are greater than one year. Long-term receivables are considered impaired when management determines collection of all amounts due according to the contractual terms of the note agreement, including principal and interest, is no longer probable. Impaired long-term receivables are valued based on the present value of expected future cash flows discounted at the receivable’s effective interest rate, or the fair value of the collateral if the receivable is collateral dependent. Interest income and late fees on impaired long-term receivables are recognized only when payments are received. Previously impaired long-term receivables are no longer considered impaired and are reclassified to performing when they have performed under a workout or restructuring for four consecutive quarters.

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

Earnings (Loss) Per Share:    The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings (loss) attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to Motorola Solutions, Inc. by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings (loss) attributable to Motorola Solutions, Inc. for all periods presented. All earnings per share information presented gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

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

Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $98 million, $109 million and $123 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Use of Estimates:    The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and long term receivables, inventories, Sigma Fund, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.    Discontinued Operations

On January 1, 2012, the Company completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses. The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these businesses have not been reclassified as held for disposition for all periods presented as the balances are not material to the Company’s consolidated balance sheets.

On October 28, 2011, the Company completed the previously announced sale of its Wireless Broadband businesses to Vector Capital. During the year ended December 31, 2011, the Company received $80 million of net proceeds and recorded a pre-tax gain related to the sale of the Wireless Broadband businesses of $40 million, net of closing costs, in its results from discontinued operations. The operating results of the Wireless Broadband businesses, formerly included as part of the Enterprise segment, are reported as discontinued operations in the statements of operations for all periods presented. Certain corporate and general costs which have historically been allocated to these businesses remain with the Company after the sale. The assets and liabilities related to the

Wireless Broadband businesses sold have not been reclassified as held for disposition for all periods presented as the balances are not material to the Company’s consolidated balance sheets.

On April 29, 2011 the Company completed the sale of certain assets and liabilities of its Networks business to NSN. The results of operations of the portions of the Networks business included in the Transaction are reported as discontinued operations for all periods presented. Certain corporate and general costs which have historically been allocated to the Networks business remain with the Company after the sale.

Based on the terms and conditions of the Transaction, the sale was subject to a purchase price adjustment that was contingent upon the review of final assets and liabilities transferred to NSN and was based on the change in net assets from the original agreed upon sale date. During the year ended December 31, 2011, the Company received approximately $1.0 billion of net proceeds and recorded a pre-tax gain related to the completion of the Transaction of $434 million, net of closing costs and an agreed upon purchase price adjustment of $120 million in our results from discontinued operations. The Company paid $24 million of this settlement to NSN as of December 31, 2011.

On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of the Company’s common stock held as of the record date (“the Distribution”), completing the separation of Motorola Mobility from Motorola Solutions (the “Separation”). The Distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company’s consolidated financial statements and footnotes as discontinued operations for all periods presented.

During the three months ended July 3, 2010, the Company completed the sale of its Israel-based wireless network operator business formerly included as part of the Government segment. The Company received $170 million in net cash and recorded a gain on sale of the business of $20 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

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

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2011, 2010 and 2009.

Years Ended December 31	2011	2010	2009
Net sales	$1,346	$15,256	$15,200
Operating earnings (loss)	201	601	(726)
Gains (losses) on sales of investments and businesses, net	474	20	156
Earnings before income taxes	667	600	(636)
Income tax expense (benefit)	256	211	(163)
Earnings (loss) from discontinued operations, net of tax	411	389	(473)

The following table displays a summary of the assets and liabilities held for sale as of December 31, 2011 and December 31, 2010. As of December 31, 2011, the assets and liabilities held for disposition relate to the assets and liabilities of the Networks business in a country that is yet to close.

December 31	2011	2010
Assets
Accounts receivable, net	$6	$2,072
Inventories, net	4	1,040
Other current assets	—	1,492
Property, plant and equipment, net	2	1,013
Investments	—	145
Goodwill	—	1,504
Other assets	—	514

	$12	$7,780

Liabilities
Accounts payable	$3	$2,060
Accrued liabilities	—	2,740
Other liabilities	8	737

	$11	5,537

3.    Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings consist of the following:

Years Ended December 31	2011	2010	2009
Other charges (income):
Intangibles amortization	$200	$203	$218
Reorganization of businesses	52	54	88
IP settlements and reserve adjustment	—	(78)	—
Legal and related insurance matters, net	88	(29)	(75)
Environmental reserve charge	—	—	24
Pension plan adjustments, net	(9)	—	—
Long-term financing receivable reserve	10	—	—

	$341	$150	$255

During 2011, the Company recorded $88 million of net charges for legal matters. These charges primarily relate to the Silverman litigation and legal matters related to the legacy paging business.

During 2010, the Company entered into a settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent properties. As a result of this agreement, the Company recorded a pre-tax gain of $39 million (and $55 million was recorded in discontinued operations) during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

Interest income, net, and Other both included in Other income (expense) consist of the following:

Years Ended December 31	2011	2010	2009
Interest expense, net:
Interest expense	$(132)	$(217)	$(207)
Interest income	58	88	74

	$(74)	$(129)	$(133)

Other:
Investment impairments	$(4)	$(21)	$(75)
Gain (loss) from the extinguishment of the Company’s outstanding long-term debt	(81)	(12)	67
Foreign currency gain	8	12	14
Gain on Sigma Fund investments	—	11	80
Other	8	3	5

	$(69)	$(7)	$91

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss) attributable to Motorola Solutions, Inc., including discontinued operations, is computed as follows:

	Continuing Operations			Net Earnings (loss) attributable to Motorola Solutions, Inc.
Years Ended December 31	2011	2010	2009	2011	2010	2009
Basic earnings (loss) per common share:
Earnings (loss)	$747	$244	$422	$1,158	$633	$(51)
Weighted average common shares outstanding	333.8	333.3	327.9	333.8	333.3	327.9

Per share amount	$2.24	$0.73	$1.29	$3.47	$1.90	$(0.16)

Diluted earnings (loss) per common share:
Earnings (loss)	$747	$244	$422	$1,158	$633	$(51)

Weighted average common shares outstanding	333.8	333.3	327.9	333.8	333.3	327.9
Add effect of dilutive securities: Share-based awards and other	5.9	4.8	2.0	5.9	4.8	2.0

Diluted weighted average common shares outstanding	339.7	338.1	329.9	339.7	338.1	329.9

Per share amount	$2.20	$0.72	$1.28	$3.41	$1.87	$(0.15)

Presentation gives effect to the Reverse Stock Split, which occurred on January 4, 2011.

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2011, the assumed exercise of 8.6 million stock options and vesting of 0.2 million restricted stock units were excluded because their inclusion would have been antidilutive. For the year ended December 31, 2010, the assumed exercise of 14.6 million stock options and vesting of 0.7 million restricted stock units were excluded because their inclusion would have been antidilutive. For the year ended December 31, 2009, the assumed exercise of 22.7 million stock options and vesting of 2.2 million restricted stock units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund

Sigma Fund consists of the following:

	December 31, 2011		December 31, 2010
Fair Value	Current	Non-current	Current	Non-current
Cash	$264	$—	$2,355	$—
Securities:
U.S. government, agency and government-sponsored enterprise obligations	2,944	—	2,291	—
Corporate bonds	—	—	—	58
Asset-backed securities	—	—	—	1
Mortgage-backed securities	—	—	—	11

	$3,208	$—	$4,646	$70

Securities with a significant temporary unrealized loss and a maturity greater than 12 months and defaulted securities have been classified as non-current in the Company’s consolidated balance sheets. At December 31, 2011, no Sigma Fund investments were classified as non-current. At December 31, 2010, $70 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding defaulted securities) was 164 months. During 2011, the Company received $3 million of principal payments from non-current securities and sold the balance of the remaining securities for $67 million.

Investments

Investments consist of the following:

	Recorded Value		Less
December 31, 2011	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	—	—	16
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	11	2	(1)	10

	2	39	2	(1)	40
Other securities, at cost	—	106	—	—	106
Equity method investments	—	21	—	—	21

	$2	$166	$2	$(1)	$167

	Recorded Value		Less
December 31, 2010	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Certificates of deposit	$7	$—	$—	$—	$7
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	—	17
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	12	4	—	8

	9	43	4	—	48
Other securities, at cost	—	113	—	—	113
Equity method investments	—	16	—	—	16

	$9	$172	$4	$—	$177

During the years ended December 31, 2011, 2010 and 2009, the Company recorded investment impairment charges of $4 million, $21 million and $75 million, respectively, representing other-than-temporary declines in the value of the Company’s available-for-sale investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.

Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2011	2010	2009
Gains on sales of investments, net	$17	$49	$91
Gains on sales of businesses, net	6	—	17

	$23	$49	$108

During the year ended December 31, 2011, the $23 million of net gains primarily relate to sales of certain of the Company’s equity investments. During the year ended December 31, 2010, the $49 million of net gains primarily related to sales of a number of the Company’s equity investments, of which $31 million of gain was attributable to a single investment. During the year ended December 31, 2009, the $108 million of net gains primarily relates to: (i) sales of certain of the Company’s equity investments, of which $32 million of gain was attributable to a single investment, and (ii) a net gain on the sales of specific businesses.

Accounts Receivable, Net

Accounts receivable, net, consist of the following:

December 31	2011	2010
Accounts receivable	$1,911	$1,596
Less allowance for doubtful accounts	(45)	(49)

	$1,866	$1,547

Inventories, Net

Inventories, net, consist of the following:

December 31	2011	2010
Finished goods	$398	$386
Work-in-process and production materials	284	292

	682	678
Less inventory reserves	(170)	(157)

	$512	$521

Other Current Assets

Other current assets consist of the following:

December 31	2011	2010
Costs and earnings in excess of billings	$302	$291
Contract-related deferred costs	142	160
Tax-related refunds receivable	85	116
Other	147	181

	$676	$748

Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

December 31	2011	2010
Land	$69	$71
Building	774	804
Machinery and equipment	2,052	2,094

	2,895	2,969
Less accumulated depreciation	(1,999)	(2,047)

	$896	$922

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $165 million, $150 million and $170 million, respectively.

Other Assets

Other assets consist of the following:

December 31	2011	2010
Intangible assets, net of accumulated amortization of $1,114 and $947	$48	$246
Long-term receivables, net of allowances of $10 and $1	37	251
Other	209	237

	$294	$734

Accrued Liabilities

Accrued liabilities consist of the following:

December 31	2011	2010
Deferred revenue	$774	$746
Compensation	471	558
Billings in excess of costs and earnings	250	226
Tax liabilities	126	179
Customer reserves	125	117
Networks purchase price adjustment	96	—
Distribution related obligation	75	—
Dividend payable	70	—
Other	734	748

	$2,721	$2,574

Other Liabilities

Other liabilities consist of the following:

December 31	2011	2010
Defined benefit plans, including split dollar life insurance policies	$2,675	$2,113
Postretirement health care benefits plan	295	277
Deferred revenue	275	272
Unrecognized tax benefits	112	70
Other	353	313

	$3,710	$3,045

Stockholders’ Equity Information

Share Repurchase Program:     On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012. On January 30, 2012, the Company announced that its Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012.

During the year ended December 31, 2011, the Company repurchased 26.6 million of its common shares at an aggregate cost of $1.1 billion, or an average cost of $41.77 per share. All repurchased shares have been retired. During the years ended December 31, 2010 and 2009, the Company did not repurchase any of its common shares.

Payment of Dividends:     During the year ended December 31, 2011, the Company announced that its Board of Directors approved the initiation of a regular quarterly cash dividend on the Company’s outstanding common stock. The Company paid $72 million in cash dividends to holders of its common stock in 2011. During the year ended December 31, 2010, the Company did not pay cash dividends to holders of its common stock. During the year ended December 31, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly cash dividends on the Company’s common stock.

During the years ended December 31, 2011, 2010, and 2009, the Company paid $8 million, $23 million, and $3 million, respectively, in dividends to minority shareholders in connection with subsidiary common stock.

Par Value Change:    On May 4, 2009, the Company’s stockholders approved a change in the par value of Motorola Solutions common stock from $3.00 per share to $.01 per share. The change did not have an impact on the amount of the Company’s total stockholders’ equity, but it did result in a reclassification of $6.9 billion between Common stock and Additional paid-in capital.

Motorola Mobility Distribution:    On January 4, 2011, the Distribution of Motorola Mobility from Motorola Solutions was completed. On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of Motorola, Inc. common stock held.

As a result of the Distribution on January 4, 2011, certain equity balances were transferred by the Company to Motorola Mobility including: (i) $1 million in Foreign currency translation adjustments, (ii) $9 million in Fair value adjustments to available for sale securities, net of tax of $5 million, and (iii) $8 million in Retirement benefit adjustments, net of tax of $4 million. The distribution of net assets and these equity balances were effected by way of a pro rata dividend to Motorola Solutions stockholders, which reduced Retained earnings and Additional paid in capital by $5.3 billion.

Reverse Stock Split:    On November 30, 2010, the Company announced the timing and details regarding the Separation and the approval of a reverse stock split at a ratio of 1-for-7. Immediately following the Distribution of Motorola Mobility common stock, the Company completed a 1-for-7 reverse stock split. All consolidated per share information presented gives effect to the Reverse Stock Split.

4. Debt and Credit Facilities

Long-Term Debt

December 31	2011	2010
8.0% notes due 2011	$—	$600
5.375% senior notes due 2012	400	400
6.0% senior notes due 2017	399	399
6.5% debentures due 2025	118	313
7.5% debentures due 2025	346	346
6.5% debentures due 2028	36	209
6.625% senior notes due 2037	54	224
5.22% debentures due 2097	89	89
Other long-term debt	50	53

	1,492	2,633
Adjustments, primarily unamortized gains on interest rate swap terminations	43	70
Less: current portion	(405)	(605)

Long-term debt	$1,130	$2,098

In November 2011, the Company repaid, at maturity, the entire $600 million aggregate principal amount outstanding of its 8.0% Notes due November 1, 2011.

During the year ended December 31, 2011, the Company repurchased $540 million of its outstanding long-term debt for a purchase price of $615 million, excluding approximately $6 million of accrued interest, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025 (the “2025 Debentures”), (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028 (the “2028 Debentures”), and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037 (the “2037 Senior Notes”). After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $81 million related to this debt tender in Other within Other income (expense) in the consolidated statements of operations.

In November 2010, the Company repaid at maturity, the entire $527 million aggregate principal amount outstanding of its 7.625% Notes due November 15, 2010. During the year ended December 31, 2010, the Company repurchased approximately $500 million of its outstanding long-term debt for a purchase price of $477 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended July 3, 2010. The $500 million of long-term debt repurchased included principal amounts of: (i) $65 million of the $379 million then outstanding of the 2025 Debentures, (ii) $75 million of the $286 million then outstanding of the 2028 Debentures, (iii) $222 million of the $446 million then outstanding of the 2037 Senior Notes, and (iv) $138 million of the $252 million then outstanding of the 5.22% Debentures due 2097. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $12 million related to this debt tender in Other within Other income (expense) in the consolidated statements of operations.

Aggregate requirements for long-term debt maturities during the next five years are as follows: 2012—$405 million; 2013—$5 million; 2014—$4 million; 2015—$4 million; and 2016—$5 million.

Credit Facilities

As of December 31, 2011, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2011. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during 2011.

At December 31, 2011, the commitment fee assessed against the daily average unused amount was 25 basis points.

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

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the Company’s assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At December 31, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $524 million, compared to $1.5 billion outstanding at December 31, 2010 (of which $520 million related to discontinued operations). Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2011	December 31, 2010
Chinese Renminbi	$(283)	$(423)
British Pound	55	187
Japanese Yen	46	40
Malaysian Ringgit	37	64
Brazilian Real	(34)	(43)

Income representing the ineffective portions of changes in the fair value of cash flow hedge positions were immaterial amounts for years ending December 31, 2011 and December 31, 2010, and were included in Other within Other income (expense) in the Company’s consolidated statements of operations.

At December 31, 2011, the maximum term of derivative instruments that hedge forecasted transactions was 12 months. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was five months.

Interest Rate Risk

At December 31, 2011, the Company has $1.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The weighted average fixed rate payment on the Interest Agreement was 5.03%. The fair value of the Interest Agreements put the Company in a liability position of $3 million at both December 31, 2011 and 2010.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2011, the Company was exposed to an immaterial amount of aggregate credit risk with all counterparties.

The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company, including immaterial amounts related to held for sale businesses, at December 31, 2011 and 2010:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$2	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	1		6

Total derivatives	$1		$8

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2010	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	15	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	4		18

Total derivatives	$5		$18

The following table summarizes the effect of derivative instruments in our consolidated statements of operations, including immaterial amounts related to discontinued operations, for the year ended December 31, 2011 and 2010:

	December 31,		Statement of Operations Location
Loss on Derivative Instruments	2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts	(11)	(16)	Other income (expense)
Foreign exchange contracts	(17)	(33)	Other income (expense)

Total derivatives not designated as hedging instruments	$(28)	$(49)

The following table summarizes the gains and losses recognized in the consolidated financial statements, including immaterial amounts related to discontinued operations, for the years ended December 31, 2011 and 2010:

	December 31,
Foreign Exchange Contracts	2011	2010	Financial Statement Location
Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss (effective portion)	$(1)	$(9)	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	2	(6)	Cost of sales/Net sales
Gain recognized in Net earnings on derivative (ineffective portion and amount excluded from effectiveness testing)	1	1	Other income (expense)

Stockholders’ Equity

Derivative instruments activity, net of tax, included in Accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance at January 1	$—	$2	$(7)
Increase (decrease) in fair value	(5)	3	21
Reclassifications to earnings, net of tax	2	(5)	(12)

Balance at December 31	$(3)	$—	$2

6.    Income Taxes

Components of earnings from continuing operations before income taxes are as follows:

Years Ended December 31	2011	2010	2009
United States	$462	$368	$346
Other nations	276	296	287

	$738	$664	$633

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2011	2010	2009
United States	$2	$(45)	$66
Other nations	30	183	88
States (U.S.)	3	74	6

Current income tax expense	35	212	160

United States	(118)	373	(49)
Other nations	111	(54)	103
States (U.S.)	(31)	(128)	(26)

Deferred income tax expense (benefit)	(38)	191	28

Total income tax expense (benefit)	$(3)	$403	$188

Deferred tax charges that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were $(259) million, $41 million and $(26) million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.0 billion, $1.3 billion and $2.4 billion at December 31, 2011, 2010 and 2009, respectively. We currently have no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, given the uncertain repatriation time and manner, at December 31, 2011, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings. On a cash basis, these repatriations from our non-U.S. subsidiaries could require the payment of additional taxes. The portion of earnings not reinvested indefinitely may be distributed without an additional income tax charge given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits.

Differences between income tax expense computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the Consolidated Statements of Operations are as follows:

Years Ended December 31	2011	2010	2009
Income tax expense at statutory rate	$258	$232	$222
Taxes on non-U.S. earnings	(23)	(10)	(22)
State income taxes	(2)	(35)	(11)
Valuation allowances	(237)	(18)	(28)
Tax on undistributed non-U.S. earnings	51	287	45
Other provisions	(17)	(45)	(5)
Research credits	(11)	(6)	(6)
Tax law changes	—	18	—
Section 199 deduction	(22)	(20)	(7)

	$(3)	$403	$188

Gross deferred tax assets were $5.1 billion and $5.7 billion at December 31, 2011 and 2010, respectively. Deferred tax assets, net of valuation allowances, were $4.7 billion and $5.2 billion at December 31, 2011 and 2010, respectively. Gross deferred tax liabilities were $1.7 billion and $2.4 billion at December 31, 2011 and 2010, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2011	2010
Inventory	$38	$114
Accrued liabilities and allowances	254	231
Employee benefits	1,279	1,083
Capitalized items	290	386
Tax basis differences on investments	44	40
Depreciation tax basis differences on fixed assets	13	66
Undistributed non-U.S. earnings	(275)	(481)
Tax carryforwards	1,438	1,617
Business reorganization	13	24
Warranty and customer reserves	44	56
Deferred revenue and costs	218	242
Valuation allowances	(366)	(502)
Deferred charges	39	37
Other	(46)	(124)

	$2,983	$2,789

At December 31, 2011 and 2010, the Company had valuation allowances of $366 million and $502 million, respectively, against its deferred tax assets, including $336 million and $187 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net increase of $149 million during 2011. The increase in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries includes adjustments for current year activity, exchange rate variances and a $37 million increase for loss carryforwards the Company expects to expire unutilized. In the first quarter of 2011, the Company reassessed its valuation allowance requirements taking into consideration the Distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. During 2011, the Company recorded $274 million of tax benefits related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets. The U.S. valuation allowance as of December 31, 2011 relates to state tax carryforwards the Company expects to expire unutilized. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2011	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$79	$28	2018-2029
Foreign tax credits	n/a	596	2017-2019
General business credits	n/a	259	2023-2031
Minimum tax credits	n/a	108	Unlimited
State tax losses	1,326	40	2012-2031
State tax credits	n/a	30	2012-2026
Non-U.S. Subsidiaries:
China tax losses	529	132	2012-2016
Japan tax losses	109	44	2015-2020
United Kingdom tax losses	167	42	Unlimited
Germany tax losses	210	61	Unlimited
Singapore tax losses	86	15	Unlimited
Other subsidiaries tax losses	68	15	Various
Spain tax credits	n/a	29	2018-2022
Other subsidiaries tax credits	n/a	39	Various

		$1,438

The Company had unrecognized tax benefits of $191 million and $198 million at December 31, 2011 and December 31, 2010, respectively, of which approximately $150 million and $20 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

A roll-forward of unrecognized tax benefits, including those attributable to discontinued operations, is as follows:

	2011	2010
Balance at January 1	$198	$417
Additions based on tax positions related to current year	45	25
Additions for tax positions of prior years	38	59
Reductions for tax positions of prior years	(63)	(157)
Settlements and agreements	(22)	(142)
Lapse of statute of limitations	(5)	(4)

Balance at December 31	$191	$198

During 2011, the Company reduced its unrecognized tax benefits by $63 million for facts that indicate the extent to which certain tax positions are more-likely-than-not of being sustained. The reduction resulted in the recording of income tax benefits and adjustments to valuation allowances. Additionally, the Company reduced its unrecognized tax benefits by $22 million for settlements and agreements with tax authorities, of which $14 million resulted in cash tax payments and the remainder of which reduced tax carryforwards and other deferred tax assets.

The IRS is currently examining the Company’s 2008 and 2009 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2008—2011
China	2002—2011
France	2004—2011
Germany	2008—2011
India	1996—2011
Israel	2007—2011
Japan	2005—2011
Malaysia	1998—2011
Singapore	2005—2011
United Kingdom	2004—2011

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

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $75 million tax benefit, with cash payments in the range of $0 to $25 million.

At December 31, 2011, the Company had $17 million and $32 million accrued for interest and penalties, respectively, on unrecognized tax benefits. At December 31, 2010, the Company had $25 million and $20 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

7.    Retirement Benefits

Pension Benefit Plans

The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The

Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, and Japan (the “Non-U.S. Plans”). Other pension plans are not material to the Company either individually or in the aggregate.

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

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan and MSPP and Non-U.S. plans was as follows:

Regular Pension Plan

Years Ended December 31	2011	2010	2009
Service cost	$—	$—	$14
Interest cost	341	341	336
Expected return on plan assets	(389)	(377)	(380)
Amortization of unrecognized net loss	185	148	78

Net periodic pension cost	$137	$112	$48

Officers’ Plan and MSPP

Years Ended December 31	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	3	3	6
Expected return on plan assets	(1)	(1)	(2)
Amortization of unrecognized net loss	4	3	3
Settlement loss	8	2	17

Net periodic pension cost	$14	$7	$24

Non-U.S. Plans

Years Ended December 31	2011	2010	2009
Service cost	$17	$24	$26
Interest cost	72	84	77
Expected return on plan assets	(77)	(81)	(69)
Amortization of:
Unrecognized net loss	17	19	7
Unrecognized prior service cost	(9)	(4)	1
Settlement/curtailment gain	(9)	(4)	(1)

Net periodic pension cost	$11	$38	$41

The status of the Company’s plans is as follows:

	2011			2010
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Change in benefit obligation:
Benefit obligation at January 1	$6,129	$44	$1,423	$5,821	$52	$1,438
Service cost	—	—	17	—	—	24
Interest cost	341	3	72	341	3	84
Plan amendments	—	—	20	—	—	(115)
Settlement/curtailment	—	—	(19)	—	—	2
Actuarial (gain) loss	702	12	123	173	4	54
Foreign exchange valuation adjustment	—	—	(10)	—	—	(19)
Employee contributions	—	—	—	—	—	5
Tax payments	—	(5)	—	—	(3)	—
Benefit payments	(224)	(16)	(38)	(206)	(12)	(50)

Benefit obligation at December 31	6,948	38	1,588	6,129	44	1,423

Change in plan assets:
Fair value at January 1	4,308	12	1,214	3,898	17	1,102
Return on plan assets	178	—	23	466	1	125
Company contributions	480	9	38	150	7	41
Settlements/curtailments	—	—	(19)	—	—	—
Employee contributions	—	—	—	—	—	5
Foreign exchange valuation adjustment	—	—	1	—	—	(9)
Tax payments from plan assets	—	—	—	—	(1)	—
Benefit payments from plan assets	(224)	(16)	(38)	(206)	(12)	(50)

Fair value at December 31	4,742	5	1,219	4,308	12	1,214

Funded status of the plan	(2,206)	(32)	(369)	(1,821)	(32)	(209)
Unrecognized net loss	3,527	9	462	2,799	11	311
Unrecognized prior service cost	—	—	(55)	—	—	(99)

Prepaid (accrued) pension cost	$1,321	$(23)	$38	$978	$(21)	$3

Components of prepaid (accrued) pension cost:
Non-current benefit liability	$(2,206)	$(32)	$(369)	$(1,821)	$(32)	$(209)
Deferred income taxes	1,292	3	26	1,033	4	14
Accumulated other comprehensive loss	2,235	6	381	1,766	7	198

Prepaid (accrued) pension cost	$1,321	$(23)	$38	$978	$(21)	$3

It is estimated that the net periodic cost for 2012 will include amortization of the unrecognized net loss and prior service costs for the Regular Plan, Officers’ and MSPP Plans, and Non-U.S. Plans, currently included in Accumulated other comprehensive loss, of $271 million, $2 million, and $19 million, respectively.

The Company uses a five-year, market-related asset value method of recognizing asset-related gains and losses. Unrecognized gains and losses are being amortized over periods ranging from 5 to 9 years. Prior service costs are being amortized over periods ranging from 10 to 12 years. Benefits under all pension plans are valued based upon the projected unit credit cost method.

In April 2011, the Company recognized a curtailment gain in its United Kingdom defined benefit plan, and a settlement loss in its Japanese defined benefit plan, due to the sale of the Networks business. As a result, the Company recorded a net gain to its statement of operations of $9 million.

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

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2011		2010
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	5.75%	5.01%	6.00%	5.39%
Investment return assumption (Regular Plan)	8.25%	6.50%	8.25%	6.86%
Investment return assumption (Officers’ Plan)	6.00%	N/A	6.00%	N/A

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2011		2010
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	5.10%	4.58%	5.75%	5.07%
Future compensation increase rate (Regular Plan)	0.00%	2.56%	0.00%	2.61%
Future compensation increase rate (Officers’ Plan)	0.00%	N/A	0.00%	N/A

The accumulated benefit obligations for the plans were as follows:

	2011			2010
December 31	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Accumulated benefit obligation	$6,948	$38	$1,588	$6,129	$44	$1,423

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

	Target Mix
Asset Category	2011	2010
Equity securities	63%	63%
Fixed income securities	35%	35%
Cash and other investments	2%	2%

The weighted-average pension plan asset allocation by asset categories:

	Actual Mix
December 31	2011	2010
Equity securities	60%	66%
Fixed income securities	35%	32%
Cash and other investments	5%	2%

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

The Company contributed $489 million to its U.S. pension plans during 2011, compared to $157 million contributed in 2010. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which the Company would contribute $100 million above and beyond our legal requirement to its U.S. noncontributory pension plan (“Regular Pension Plan”) over the next five years. The Company and the PBGC entered into the agreement as the Company was in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. The Company made an additional $250 million of pension contributions to the Regular Pension Plan over the amount required, in the fourth quarter of 2011, of which $100 million was intended to fulfill the PBGC obligation.

The Company expects to make cash contributions of approximately $340 million to its U.S. pension plans and approximately $30 million to its non-U.S. pension plans in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Regular	Officer’s and MSPP	Non U.S.
2012	$247	$2	$38
2013	261	2	39
2014	271	2	40
2015	286	3	42
2016	305	3	42
2017-2021	1,850	18	232

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

The assumptions used were as follows:

December 31	2011	2010
Discount rate for obligations	4.75%	5.25%
Investment return assumptions	8.25%	8.25%

Net Postretirement Health Care Benefits Plan expenses were as follows:

Years Ended December 31	2011	2010	2009
Service cost	$4	$6	$6
Interest cost	22	23	27
Expected return on plan assets	(16)	(16)	(18)
Amortization of:
Unrecognized net loss	10	7	7
Unrecognized prior service cost	—	(2)	(2)

Net Postretirement Health Care Benefit Plan expenses	$20	$18	$20

The funded status of the plan is as follows:

	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$447	$461
Service cost	4	6
Interest cost	22	23
Actuarial gain	—	(17)
Benefit payments	(23)	(26)

Benefit obligation at December 31	450	447

Change in plan assets:
Fair value at January 1	170	174
Return on plan assets	7	20
Company contributions	—	—
Benefit payments made with plan assets	(22)	(24)

Fair value at December 31	155	170

Funded status of the plan	(295)	(277)
Unrecognized net loss	202	204
Unrecognized prior service cost	—	(1)

Accrued postretirement health care costs	$(93)	$(74)

Components of accrued postretirement health care cost:

Years Ended December 31	2011	2010
Non-current liability	$(295)	$(277)
Tax impact of Medicare Part D subsidy law change	—	18
Deferred income taxes	92	72
Accumulated other comprehensive income	110	113

Accrued postretirement health care cost	$(93)	$(74)

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

It is estimated that the net periodic cost for the Postretirement Health Care Benefits Plan in 2012 will include amortization of the unrecognized net loss and prior service costs, currently included in Accumulated other comprehensive loss, of $12 million.

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

	Target Mix
Asset Category	2011	2010
Equity securities	65%	65%
Fixed income securities	34%	34%
Cash and other investments	1%	1%

The weighted-average asset allocation for plan assets by asset categories:

	Actual Mix
December 31	2011	2010
Equity securities	59%	65%
Fixed income securities	36%	33%
Cash and other investments	5%	2%

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

The Company expects to make no cash contributions to the Postretirement Health Care Benefits Plan in 2012. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year
2012	$34
2013	33
2014	33
2015	33
2016	32
2017-2021	168

The health care cost trend rate used to determine the December 31, 2011 accumulated postretirement benefit obligation is 7.25% for 2012, remaining flat at 7.25% through 2015, then grading down to a rate of 5% in 2019. The health care cost trend rate used to determine the December 31, 2010 accumulated postretirement benefit obligation was 7.25% for 2011, remaining flat at 7.25% through 2013, then grading down to a rate of 5% in 2016.

Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
Accumulated postretirement benefit obligation	$17	$(15)
Net retiree health care expense	1	(1)

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

The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2011 and 2010. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $56 million and $51 million as of December 31, 2011 and December 31, 2010, respectively.

Defined Contribution Plan

The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Effective January 1, 2005, newly hired employees have a higher maximum matching contribution at 4% on the first 5% of employee contributions, compared to 3% on the first 6% of employee contributions for employees hired prior to January 2005. Effective January 1, 2009, the Company temporarily suspended all matching contributions to the Motorola Solutions 401(k) plan. Matching contributions were reinstated as of July 1, 2010 at a rate of 4% on the first 4% of employee contributions. The maximum matching contribution for 2010 was pro-rated to account for the number of months remaining after the reinstatement. The Company’s expenses for material defined contribution plans, for the years ended December 31, 2011, 2010 and 2009 were $48 million, $23 million and $8 million, respectively.

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

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2011, 2010 and 2009, employees purchased 2.2 million, 2.7 million and 4.2 million shares, respectively, at purchase prices of $30.56 and $35.61, $41.79 and $42.00, $25.20 and $25.76, respectively.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2011, 2010 and 2009 was $13.25, $21.43 and $19.43, respectively, using the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	28.8%	41.7%	57.1%
Risk-free interest rate	2.1%	2.1%	1.9%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	6.0	6.1	3.9

During 2011, the majority of the employee stock options were granted prior to the Company re-instituting a dividend on the Company’s outstanding common stock.

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

Stock option activity was as follows (in thousands, except exercise price and employee data):

	2011		2010		2009
Years Ended December 31	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price
Options outstanding at January 1	19,614	$81	23,061	$84	32,592	$120
Options granted	3,155	39	1,630	50	8,939	45
Options exercised	(4,475)	27	(1,559)	42	(206)	42
Adjustments to options outstanding to reflect Mobility spin-off	7,756	39	—	—	—	—
Options terminated, cancelled or expired	(10,321)	59	(3,518)	104	(18,264)	128

Options outstanding at December 31	15,729	63	19,614	81	23,061	84

Options exercisable at December 31	11,184	74	12,429	99	11,037	121
Approx. number of employees granted options	270		529		22,095

At December 31, 2011, the Company had $36 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $192 million, $179 million and $116 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $73 million, $17 million and $1 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2011 was $146 million and $100 million, respectively, based on a December 31, 2011 stock price of $46.29 per share. Pursuant to the completion of the Separation on January 4, 2011, approximately 8.0 million stock options were cancelled.

At December 31, 2011 and 2010, 23.7 million shares and 6.6 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $30	4,984	$26	7	3,752	$26
$30-$40	4,641	37	7	2,009	34
$41-$50	747	45	8	176	43
$51-$60	737	55	1	628	54
$61-$70	1,056	68	3	1,055	68
$71-$80	311	74	5	311	74
$81 and over	3,253	161	3	3,253	161

	15,729			11,184

As of December 31, 2011, the weighted average contractual life for options outstanding and exercisable was six and four years, respectively.

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

Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2011		2010		2009
Years Ended December 31	RS and RSU	Wtd. Avg. Grant Date Fair Value	RSU	Wtd Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value
RS and RSU outstanding at January 1	9,559	$51	8,061	$55	4,604	$76
Granted	5,150	44	4,772	49	5,478	43
Adjustments to RSUs outstanding to reflect Mobility spin-off	3,638	20
Vested	(3,230)	31	(2,407)	58	(988)	80
Terminated, canceled or expired	(6,127)	44	(867)	56	(1,033)	60

RS and RSU outstanding at December 31	8,990	40	9,559	51	8,061	55
Approx. number of employees granted RSUs	12,351		29,973		26,969

At December 31, 2011, the Company had unrecognized compensation expense related to RSUs of $211 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS and RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $146 million, $114 million and $44 million, respectively. The aggregate fair value of outstanding RSUs as of December 31, 2011 was $416 million. Pursuant to the completion of the Separation on January 4, 2011, approximately 3.8 million unvested restricted stock units held by the employees of Motorola Mobility were cancelled. Upon the completed divestiture of the Networks business on April 29, 2011, approximately 1.4 million unvested restricted stock units were cancelled.

Total Share-Based Compensation Expense

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, RS and RSUs was as follows:

Year Ended December 31	2011	2010	2009
Share-based compensation expense included in:
Costs of sales	$20	$19	$16
Selling, general and administrative expenses	112	82	80
Research and development expenditures	36	43	41

Share-based compensation expense included in Operating earnings	168	144	137
Tax benefit	51	43	43

Share-based compensation expense, net of tax	$117	$101	$94

Decrease in basic earnings per share	$(0.34)	$(0.30)	$(0.29)
Decrease in diluted earnings per share	$(0.34)	$(0.30)	$(0.29)

Share-based compensation expense in discontinued operations	$13	$164	$159

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

Motorola Solutions Annual Incentive Plan

The Company’s annual incentive plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2011, 2010 and 2009 were $203 million, $201 million and $109 million, respectively.

Long-Range Incentive Plan

The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on two performance objectives measured over three-year cycles. The expense for LRIP (net of the reversals of previously recognized reserves) for the years ended December 31, 2011, 2010 and 2009 was $3 million, $11 million and $5 million, respectively.

9.    Fair Value Measurements

The Company holds certain fixed income securities, equity securities and derivatives, which are recognized and disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2011 and 2010 were as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,944	$—	$2,944
Foreign exchange derivative contracts	—	1	—	1
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	—	16
Corporate bonds	—	10	—	10
Mortgage-backed securities	—	2	—	2
Common stock and equivalents	3	8	—	11
Liabilities:
Foreign exchange derivative contracts	—	5	—	5
Interest agreement derivative contracts	—	3	—	3

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,291	$—	$2,291
Corporate bonds	—	43	15	58
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	11	—	11
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	—	17
Corporate bonds	—	11	—	11
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	2	10	—	12
Foreign exchange derivative contracts*	—	5	—	5
Liabilities:
Foreign exchange derivative contracts*	—	15	—	15
Interest agreement derivative contracts	—	3	—	3
*	Includes immaterial amounts related to held for sale businesses.

The following table summarizes the changes in fair value of our Level 3 assets:

	2011	2010
Balance at January 1	$15	$19
Transfers to Level 3	21	3
Payments received for securities sold	(39)	(11)
Gain on Sigma Fund investments included in Other income (expense)	3	4

Balance at December 31	$—	$15

Pension and Postretirement Health Care Benefits Plan Assets

The fair value of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2011 and 2010 were as follows:

Regular Pension Plan

December 31, 2011	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$1,128	$3	—	$1,131
Commingled equity funds	—	1,705	—	1,705
Preferred stock	9	—	—	9
U.S. government and agency obligations	—	261	—	261
Other government bonds	—	40	—	40
Corporate bonds	—	322	—	322
Mortgage-backed bonds	—	18	—	18
Commingled bond funds	—	1,018	—	1,018
Commingled short-term investment funds	—	215	—	215
Invested cash	—	12	—	12

Total investment securities	$1,137	$3,594	$—	$4,731
Accrued income receivable				11

Fair value plan assets				$4,742

The table above includes securities on loan as part of a securities lending arrangement of $173 million of common stock and equivalents, $182 million of U.S. government and agency obligations and $39 million of corporate bonds. All securities on loan are fully cash collateralized.

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

Officers’ Plan

December 31, 2011	Level 1	Level 2	Level 3	Total
Commingled short-term investment funds	$—	$5	$—	$5

Fair value plan assets	$—	$5	$—	$5

December 31, 2010	Level 1	Level 2	Level 3	Total
U.S. government and agency obligations	$—	$9	$—	$9
Corporate bonds	—	1	—	1
Mortgage-backed bonds	—	1	—	1
Commingled short-term investment funds	—	1	—	1

Fair value plan assets	$—	$12	$—	$12

Non-U.S. Plans

December 31, 2011	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$312	$—	$—	$312
Commingled equity funds	—	375	—	375
Corporate bonds	—	206	—	206
Government and agency obligations	—	10	—	10
Commingled bond funds	—	248	—	248
Short-term investment funds	—	2	—	2
Insurance contracts	—	—	56	56

Total investment securities	$312	$841	$56	$1,209
Cash				7
Accrued income receivable				3

Fair value plan assets				$1,219

December 31, 2010	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$339	$—	$—	$339
Commingled equity funds	—	389	—	389
Corporate bonds	—	98	—	98
Government and agency obligations	—	91	—	91
Commingled bond funds	—	236	—	236
Short-term investment funds	—	1	—	1
Insurance contracts	—	—	61	61

Total investment securities	$339	$815	$61	$1,215
Cash				(4)
Accrued income receivable				3

Fair value plan assets				$1,214

The following table summarizes the changes in fair value of the Non-U.S. pension plan assets measured using Level 3 inputs:

	2011	2010
Balance at January 1	$61	$65
Gain on assets held	2	1
Foreign exchange valuation adjustment	(7)	(5)

Balance at December 31	$56	$61

Postretirement Health Care Benefits Plan

December 31, 2011	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$38	$—	$—	$38
Commingled equity funds	—	54	—	54
U.S. government and agency obligations	—	10	—	10
Corporate bonds	—	11	—	11
Mortgage-backed bonds	—	1	—	1
Commingled bond funds	—	34	—	34
Commingled short-term investment funds	—	7	—	7
Invested cash	—	—	—	—

Fair value plan assets	$38	$117	$—	$155

The table above includes securities on loan as part of a securities lending arrangement of $6 million of common stock and equivalents, $6 million of U.S. government and agency obligations and $1 million of corporate bonds. All securities on loan are fully cash collateralized.

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

Level 2—The securities classified as Level 2 are comprised primarily of corporate, government, agency and government-sponsored enterprise fixed income securities. These securities are priced using pricing services, bid/offer, and last trade. Prices may also be obtained from brokers, counterparties, fund administrators, online securities data services, or investment managers. Fixed income securities, including short-term instruments, may be priced using pricing models comprised of observable inputs which include, but are not limited to, market quotations, yields, maturities, call features, and the security’s terms and conditions.

In determining the fair value of the Company’s foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are classified as Level 2 assets.

Level 3—Securities that do not have actively traded quotes as of the financial statement date. Determining the fair value of these securities requires the use of unobservable inputs, such as indicative quotes from dealers, extrapolated data, proprietary models and qualitative input from investment advisors. As such, these securities are classified within Level 3.

At December 31, 2011, the Company had $437 million of investments in money market mutual funds classified as Cash and cash equivalents in its consolidated balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2011 was $1.6 billion, compared to a face value of $1.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

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

10.    Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2011	2010
Long-term receivables	$177	$265
Less allowance for losses	(10)	(1)

	167	264
Less current portion	130	(13)

Non-current long-term receivables, net	$37	$251

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on long-term receivables for the years ended December 31, 2011, 2010 and 2009 was $15 million, $14 million and $2 million, respectively.

Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $138 million at December 31, 2011, compared to $333 million at December 31, 2010 (including $168 million at December 31, 2010, relating to discontinued operations). Of the $333 million at December 31, 2010, $27 million was supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2010, (including $25 million at December 31, 2010, related to discontinued operations). The majority of the outstanding commitments at December 31, 2011 are related to a variety of U.S. state and local government customers.

The Company retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled a net amount of $127 million at December 31, 2011. These receivables have an allowance for uncollectable accounts of $10 million. As of December 31, 2011, $37 million of net receivables are classified as long-term. The remainder of the retained receivables are current and included in Accounts receivable, net.

Sales of Receivables

From time to time, the Company sells accounts receivable and long-term receivables on a non-recourse basis to third parties under one-time arrangements while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

The Company had no revolving sales facilities as of December 31, 2011. At December 31, 2010, the Company had a $200 million committed revolving credit facility for the sale of accounts receivable, which was fully available. The $200 million facility matured in December 2011 and was not renewed by the Company. The Company had no significant committed facilities for the sale of long-term receivables at December 31, 2011 and 2010, respectively.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the years ended December 31, 2011, 2010 and 2009.

Years Ended December 31	2011	2010	2009
Cumulative annual proceeds received from one-time sales:
Accounts receivable sales proceeds	$8	$30	$46
Long-term receivables sales proceeds	224	67	72

Total proceeds from one-time sales	232	97	118
Cumulative annual proceeds received from sales under committed facilities	—	70	234

Total proceeds from receivables sales	$232	$167	$352

At December 31, 2011, the Company had retained servicing obligations for $263 million of long-term receivables, compared to $329 million of sold accounts receivables and $277 million of long-term receivables at December 31, 2010. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.

At December 31, 2011, the Company was subject to a recourse obligation related to $125 million of accounts receivables sold during 2011 generated by the Networks business and retained after the sale to NSN. This obligation is only triggered upon the insufficiency of a third party legally binding support letter backing the sold receivables. The conditions which must occur in order for the Company to be required to make a payment under this obligation are deemed remote and the fair value of this obligation at the outset of the arrangement and as of December 31, 2011, is zero.

Under certain arrangements, the value of accounts receivable sold is supported by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. Under these arrangements, the Company’s total credit exposure, less insurance coverage, to outstanding accounts receivable that have been sold was de minimus at December 31, 2011 and 2010, respectively.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses

An aging analysis of financing receivables at December 31, 2011 and December 31, 2010 is as follows:

December 31, 2011	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	$61	$1	$2	$—
Commercial loans unsecured	$102	$—	$—	$—

Total gross long-term receivables, including current portion	$177	$1	$2	$—

December 31, 2010	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$16	$—	$—	$—
Commercial loans and leases secured	$67	$1	$—	$—
Commercial loans unsecured	$182	$—	$—	$—

Total gross long-term receivables	$265	$1	$—	$—

The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned and comparable to the rating systems utilized by independent rating agencies.

The Company’s policy for valuing the allowance for credit losses is to review for collectability on an individual receivable basis. All customer financing receivables are reviewed for collectability. For those receivables where collection risk is probable, the Company calculates the value of impairment based on the net present value of expected future cash flows from the customer less the fair value of any collateral.

The Company did not have any financing receivables past due over 90 days as of December 31, 2011 or December 31, 2010. However, a $10 million reserve was established at December 31, 2011 in relation to collectability issues on a loan related to the funded portion of the financing arrangements from the Networks business following the sale to NSN. This loan was placed on nonaccrual status as of December 31, 2011.

11.    Commitments and Contingencies

Legal

The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

Leases:    The Company owns most of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2011, 2010 and 2009 was $92 million, $123 million, and $140 million, respectively. At December 31, 2011, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2012—$81 million; 2013—$55 million; 2014—$41 million; 2015—$25 million; 2016—$21 million and beyond—$81 million.

Indemnifications:    The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $251 million, of which the Company accrued $3 million as of December 31, 2011 for potential claims under these provisions.

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

Intellectual Property Matters:    During 2010, the Company entered into a settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent properties. As a result of this agreement, the Company recorded a pre-tax gain of $39 million (and $55 million was allocated to discontinued operations) during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

12. Information by Segment and Geographic Region

We report financial results for two operating segments, based on products and services provided:

Government: The Government segment includes sales of public safety mission-critical communication systems, commercial two-way radio systems and devices, software and services.

Enterprise: The Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, WLAN and iDEN infrastructure, software, and services.

For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of net sales.

Segment information

	Net Sales			Operating Earnings
Years Ended December 31	2011	2010	2009	2011	2010	2009
Government	$5,358	$5,049	$4,796	$616	$534	$534
Enterprise	2,845	2,568	2,151	242	217	33

	8,203	7,617	6,947

Operating earnings				858	751	567
Total other income (expense)				(120)	(87)	66

Earnings from continuing operations before income taxes				$738	$664	$633

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2011	2010	2009	2011	2010	2009	2011	2010	2009
Government	$2,892	$3,424	$2,873	$159	$172	$115	$128	$110	$115
Enterprise	2,264	2,724	2,853	27	20	21	37	40	55

	5,156	6,148	5,726	186	192	136	165	150	170
Other	8,761	11,649	11,771

	13,917	17,797	17,497

Discontinued Operations	12	7,780	8,106

	$13,929	$25,577	$25,603

Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

	Net Sales			Assets			Property, Plant, and Equipment, net
Years Ended December 31	2011	2010	2009	2011	2010	2009	2011	2010	2009
United States	$4,399	$4,157	$3,938	$8,888	$10,501	$10,063	$504	$484	$351
China	322	307	241	860	1,823	1,716	14	9	13
United Kingdom	670	568	513	584	850	1,084	21	23	26
Israel	173	225	240	1,128	1,366	1,321	26	40	172
Japan	97	99	95	553	724	684	60	61	56
Other, net of eliminations	2,542	2,261	1,920	1,904	2,533	2,629	271	305	394

	$8,203	$7,617	$6,947	$13,917	$17,797	$17,497	$896	$922	$1,012

Net sales by geographic region are measured by the locale of end customer. For 2009 and 2010, all U.S. federal government sales were reclassified from “Other, net of eliminations” to the United States to conform to current year’s presentation.

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

2011 Charges

During 2011, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.

During 2011, the Company recorded net reorganization of business charges of $58 million, including $6 million of charges in Costs of sales and $52 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $58 million are charges of $41 million for employee separation costs, $19 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2011
Government	$40
Enterprise	18

$58

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to December 31, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2011
Exit costs	$17	$19	$1	$(23)	$14
Employee separation costs	50	41	(3)	(58)	30

	$67	$60	$(2)	$(81)	$44

Exit Costs

At January 1, 2011, the Company had an accrual of $17 million for exit costs attributable to lease terminations. The additional 2011 charges were $19 million. The adjustments of $1 million primarily reflects reversals of accruals no longer needed. The $23 million used in 2011 reflects cash payments. The remaining accrual of $14 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2011, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $50 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,000 employees who began receiving payments in 2011. The 2011 additional charges of $41 million represent severance costs for approximately an additional 900 employees, of which 300 were direct employees and 600 were indirect employees. The adjustments of $3 million reflect reversals of accruals no longer needed.

During 2011, approximately 1,300 employees, of which 800 were direct employees and 500 were indirect employees, were separated from the Company. The $58 million used in 2011 reflects cash payments to separated employees. The remaining accrual of $30 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2011, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 600 employees to be separated in 2012.

2010 Charges

During 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.

During 2010, the Company recorded net reorganization of business charges of $73 million, including $19 million of charges in Costs of sales and $54 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $73 million are charges of $73 million for employee separation costs, $16 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2010
Government	$57
Enterprise	16

$73

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to December 31, 2010:

2010	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$16	$16	$(3)	$(12)	$17
Employee separation costs	31	73	(13)	(41)	50
	$47	$89	$(16)	$(53)	$67

Exit Costs

At January 1, 2010, the Company had an accrual of $16 million for exit costs attributable to lease terminations. The additional 2010 charges of $16 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $3 million reflect reversals of accruals no longer needed. The $12 million used in 2010 reflects cash payments. The remaining accrual of $17 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2010, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for approximately 1,400 employees. The additional 2010 charges of $73 million represent severance costs for approximately an additional 1,600 employees, of which 800 are direct employees and 800 are indirect employees. The adjustments of $13 million reflect accruals no longer required.

During 2010, approximately 1,000 employees, of which 700 were direct employees and 300 were indirect employees, were separated from the Company. The $41 million used in 2010 reflects cash payments to these separated employees. The remaining accrual of $50 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2010.

2009 Charges

During 2009, in light of the macroeconomic decline that adversely affected sales, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected are located in all geographic regions.

The Company recorded net reorganization of business charges of $102 million, including $14 million of charges in Costs of sales and $88 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $102 million are charges of $114 million for employee separation costs, $6 million for exit costs, partially offset by $18 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2009
Government	$67
Enterprise	35

102

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to December 31, 2009:

2009	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$14	$6	$(1)	$(3)	$16
Employee separation costs	42	114	(17)	(108)	31

	$56	$120	$(18)	$(111)	$47

Exit Costs

At January 1, 2009, the Company had an accrual of $14 million for exit costs attributable to lease terminations. The 2009 additional charges of $6 million were primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $1 million reversals of accruals no longer needed. The $3 million used in 2009 reflected cash payments. The remaining accrual of $16 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2009, represented future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $42 million for employee separation costs, representing the severance costs for approximately 900 employees. The additional 2009 charges of $114 million were severance costs for approximately an additional 2,000 employees, of which 500 were direct employees and 1,500 were indirect employees. The adjustments of $17 million reflected reversals of accruals no longer required.

During 2009, approximately 1,500 employees, of which 200 were direct employees and 1,300 were indirect employees, were separated from the Company. The $108 million used in 2009 reflected cash payments to these separated employees. The remaining accrual of $31 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2009.

14.    Intangible Assets and Goodwill

The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not significant individually nor in the aggregate. The Company did not have any significant acquisitions during the years ended December 31, 2011, 2010 and 2009.

Intangible Assets

Amortized intangible assets were comprised of the following:

	2011		2010
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$635	$627	$642	$532
Patents	277	277	277	211
Customer-related	137	103	148	90
Licensed technology	23	18	25	18
Other intangibles	90	89	101	96

	$1,162	$1,114	$1,193	$947

Amortization expense on intangible assets, which is included within Other charges in the consolidated statement of operations, was $200 million, $203 million and $218 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 future amortization expense is estimated to be $25 million in 2012, $10 million in 2013, $8 million in 2014 and $3 million in 2015 and $2 million in 2016.

Amortized intangible assets, excluding goodwill, by business segment:

	2011		2010
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$53	$48	$56	$48
Enterprise	1,109	1,066	1,137	899

	$1,162	$1,114	$1,193	$947

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2009 to December 31, 2011:

	Government	Enterprise	Total Company
Balances as of January 1, 2009:
Aggregate goodwill acquired	$350	$2,654	$3,004
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,090	1,440
Adjustments	—	(11)	(11)

Balance as of December 31, 2009:
Aggregate goodwill acquired	350	2,643	2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,079	1,429

Balance as of December 31, 2010:
Aggregate goodwill acquired	350	2,643	2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,079	1,429
Goodwill acquired	—	20	20
Goodwill disposed	—	(21)	(21)

Balance as of December 31, 2011:
Aggregate goodwill acquired/disposed	350	2,642	2,992
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,078	$1,428

The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Government segment and Enterprise segment each meet the requirement of a reporting unit.

2011

In September 2011, the FASB issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance as of the fourth quarter of 2011.

Applying this new accounting guidance, the Company performed a qualitative assessment of each reporting unit and determined that is was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. As a result, the two-step goodwill impairment test was not required in 2011.

2010 and 2009

The annual goodwill impairment tests for fiscal 2010 and fiscal 2009 were performed using the two step goodwill impairment. In performing step one of the goodwill impairment test, the Company performed extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units and other assets and liabilities within the reporting units required the Company to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to, the discount rate, terminal growth rate, earnings before depreciation and amortization, and capital expenditures forecasts specific to each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

The Company weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate market participants that are similar to our reporting units and it is the Company’s view that future discounted cash flows are more reflective of the value of the reporting units.

Based on the results of the 2009 and 2010 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

15.    Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2011, 2010 and 2009:

	Balance at January 1	Charged to Earnings	Used	Adjustments	Balance at December 31
2011
Allowance for Doubtful Accounts	$49	$7	$(4)	$(7)	$45
Allowance for Losses on Long-term Receivables	1	10	(1)	—	10
Inventory Reserves	157	37	(30)	7	171
Customer Reserves	117	580	(565)	(7)	125
2010
Allowance for Doubtful Accounts	16	41	(2)	(6)	49
Allowance for Losses on Long-term Receivables	7	—	(6)	—	1
Inventory Reserves	140	67	(34)	(16)	157
Customer Reserves	97	427	(374)	(33)	117
2009
Allowance for Doubtful Accounts	17	9	(3)	(7)	16
Allowance for Losses on Long-term Receivables	3	5	(1)	—	7
Inventory Reserves	150	51	(43)	(18)	140
Customer Reserves	119	313	(323)	(12)	97

Adjustments include translation adjustments.

16.    Quarterly and Other Financial Data (unaudited)*

	2011				2010
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,834	$1,984	$2,085	$2,300	$1,673	$1,869	$1,890	$2,185
Costs of sales	910	977	1,030	1,140	848	931	930	1,096

Gross margin	924	1,007	1,055	1,160	825	938	960	1,089

Selling, general and administrative expenses	461	482	471	498	446	461	452	515
Research and development expenditures	239	260	270	266	247	259	260	271
Other charges	55	106	60	120	21	64	34	31

Operating earnings	169	159	254	276	111	154	214	272

Earnings (loss) from continuing operations**	367	50	153	177	92	(3)	(12)	167
Net earnings**	497	349	128	184	69	162	110	292
Per Share Data (in dollars)
Continuing Operations:
Basic earnings (loss) per common share	$1.09	$0.15	$0.46	$0.55	$0.28	$—	$(0.04)	$0.50
Diluted earnings (loss) per common share	1.07	0.14	0.45	0.54	0.28	—	(0.04)	0.49
Net Earnings:
Basic earnings per common share	1.47	1.02	0.38	0.57	0.21	0.49	0.33	0.87
Diluted earnings per common share	1.44	1.00	0.38	0.56	0.21	0.49	0.33	0.86
Dividends declared	—	—	0.22	0.22	—	—	—	—
Dividends paid	—	—	—	0.22	—	—	—	—
Stock prices***
High	44.69	47.87	46.37	47.41	57.82	54.25	61.18	64.26
Low	37.04	43.42	38.71	40.62	42.28	43.75	45.43	53.55
*	Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2011 presentation.

**	Amounts attributable to Motorola Solutions, Inc. common shareholders.

***	On January 4, 2011, in connection with the separation of Motorola Mobility from the Company, the Company completed a 1-for-7 reverse stock split. Accordingly, all prices of our common stock prior to January 4, 2011 have been adjusted for the Reverse Stock Split and reflect the then-current business of the Company, including Motorola Mobility.

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

Management’s Report on Internal Control Over Financial Reporting.

Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2011. The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Motorola Solutions, Inc.:

We have audited Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorola Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

February 15, 2012

Item 9B: Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola Solutions’ Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit and Legal Committee” of Motorola Solutions’ Proxy Statement.

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

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “2011 Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested for 2011,” “Pension Benefits in 2011,” “Nonqualified Deferred Compensation in 2011,” “Employment Contracts,” and “Termination of Employment and Change in Control Arrangements” of Motorola Solutions’ Proxy Statement.

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

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.10 through 10.75, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:

See Item 15(a)3 above.

Consent of Independent Registered Public Accounting Firm

The Board of Directors

Motorola Solutions, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-36308, 333-53120, 333-60560, 333-60612, 333-87728, 333-104259, 333-105107, 333-123879, 333-133736, 333-142845, and 333-160137) and S-3 (Nos. 333-76637 and 333-36320) of Motorola Solutions, Inc. of our reports dated February 15, 2012, with respect to the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the effectiveness of internal control over financial reporting as of December 31, 2011, which reports appear in the December 31, 2011 annual report on Form 10-K of Motorola Solutions, Inc.

As discussed in note 1 to the consolidated financial statements, in 2010, the Company adopted revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements.

Chicago, Illinois

February 15, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer

February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN Gregory Q. Brown	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2012

/S/ EDWARD J. FITZPATRICK Edward J. Fitzpatrick	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2012

/S/ JOHN K. WOZNIAK John K. Wozniak	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2012

/S/ WILLIAM J. BRATTON William J. Bratton	Director	February 15, 2012

/S/ KENNETH C. DAHLBERG Kenneth C. Dahlberg	Director	February 15, 2012

/S/ DAVID W. DORMAN David W. Dorman	Director	February 15, 2012

/S/ MICHAEL V. HAYDEN Michael V. Hayden	Director	February 15, 2012

/S/ VINCENT J. INTRIERI Vincent J. Intrieri	Director	February 15, 2012

/S/ JUDY C. LEWENT Judy C. Lewent	Director	February 15, 2012

/S/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	February 15, 2012

/S/ DR. JOHN A. WHITE Dr. John A. White	Director	February 15, 2012

EXHIBIT INDEX

2.1 (a)	Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V (incorporated by reference to Exhibit 2.1 to Motorola Solutions’ Current Report on Form 8-K filed on July 19, 2010 (File No. 1-7221)).

2.1 (b)	Amendment No. 1 dated as of April 12, 2011 to the Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V (incorporated by reference to Exhibit 2.1(b) to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-7221)).

3.1 (a)	Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009 (incorporated by reference to Exhibit 3(i)(b) to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

3.1 (b)	Certificate of Amendment to the Restated Certificate of Incorporation of Motorola, Inc., effective January 4, 2011, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to Motorola Solutions’ Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

3.1 (c)	Certificate of Ownership and Merger merging Motorola Name Change Corporation into Motorola, Inc., effective January 4, 2011, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 to Motorola Solutions’ Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

3.2	Motorola Solutions, Inc. Amended and Restated Bylaws as of November 11, 2009 (incorporated by reference to Exhibit 3.1 to Motorola, Inc.’s Current Report on Form 8-K filed on November 16, 2009 (File No. 1-7221)).

4.1 (a)	Senior Indenture, dated as of May 1, 1995, between The Bank of New York Mellon Trust Company, N.A. (as successor Trustee to JPMorgan Chase Bank (as successor in interest to Bank One Trust Company) and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4.1 (b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola, Inc. and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola Solutions agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Amended and Restated Master Separation and Distribution Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.2	Amended and Restated Intellectual Property Assignment Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.3	Amended and Restated Intellectual Property License Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).

10.4	Amended and Restated Exclusive License Agreement between Motorola Trademark Holdings, LLC and Motorola, Inc. effective as of July 30, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc. (File No. 1-34805)).

10.5	Tax Sharing Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.6	Transition Services Agreement-Motorola Mobility Provided Services among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.7	Transition Services Agreement-Motorola Solutions Provided Services among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011 (incorporated by reference to Exhibit 10.7 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.8	Amended and Restated Employee Matters Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Form 10 Registration Statement filed on October 8, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).

10.9	SpinCo Contribution Agreement by and between Motorola, Inc. and Motorola Mobility Holdings, Inc. effective as of January 3, 2011 (incorporated by reference to Exhibit 10.9 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

*10.10	Motorola Solutions Omnibus Incentive Plan of 2006, as amended and restated November 8, 2011.

10.11	Form of Motorola Solutions Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.11 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.12	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from August 1, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.1 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.13	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from May 6, 2008 to August 1, 2009 (incorporated by reference to Exhibit 10.54 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.14	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 11, 2007 to May 4, 2008 (incorporated by reference to Exhibit 10.37 to Motorola Inc.’s Current Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).

10.15	Form of Motorola Solutions Stock Option Consideration Agreement for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.15 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.16	Form of Motorola, Inc. Stock Option Consideration Agreement for grants from May 6, 2008 to January 3, 2011 (incorporated by reference to Exhibit 10.56 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

117

10.17

Form of Motorola, Inc. Stock Option Consideration Agreement for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.4 to Motorola Inc.’s Annual Report on

Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.18

Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after January 4, 2011 (incorporated by reference to Exhibit 10.18 to Motorola Solutions’ Annual Report on

Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.19	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, for grants from May 5, 2010 to January 3, 2011 (incorporated by reference to Exhibit 10.2 to Motorola Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 1-27221)).

10.20	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from August 1, 2009 to May 4, 2010 (incorporated by reference to Exhibit 10.2 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.21	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from January 1, 2009 to July 31, 2009 (incorporated by reference to Exhibit No. 10.4 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.22	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from May 6, 2008 to January 1, 2009 (incorporated by reference to Exhibit 10.55 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.23	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.3 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.24	Motorola Solutions, Inc. Amended Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options and Addendum A Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Stock Appreciation Rights, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for a grant on February 22, 2011 to Gregory Q. Brown. (incorporated by reference to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-27221)).

10.25	Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.24 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.26	Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.25 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.27	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.13 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.28	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010)( File No. 1-34805)).

10.29	Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from May 7, 2009 to January 3, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.14 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.30	Motorola, Inc. Award Document for the Motorola Solutions Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting) (incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.31	Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 31, 2008 to May 6, 2009 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.32	Form of Motorola Solutions, Inc. Restricted Stock Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.31 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.33	Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.32 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.34	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006, for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.15 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.35	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants from January 31, 2008 to May 7, 2009 (incorporated by reference to Exhibit No. 10.11 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.36	Amendment approved on November 10, 2009 to the form of Motorola, Inc. Restricted Stock Unit Award Agreements described herein as Exhibits 10.22, 10.23 and 10.35 (incorporated by reference to Exhibit 10.17 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-7221)).

*10.37	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012.

10.38

Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 4, 2011 (incorporated by reference to Exhibit 10.37 to Motorola Solutions’ Annual Report on

Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.39	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

*10.40	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012.

10.41	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.42	Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.43	Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.6 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.44	Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.7 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.45	Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.46	Motorola Compensation/Acquisition Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.47	Motorola Amended and Restated Incentive Plan of 1998, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.48	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.49	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 for grants on or after May 2, 2005 (incorporated by reference to Exhibit 10.46 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

10.50	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003 or any successor plan, for acquisitions from January 1, 2006 to February 11, 2007 (incorporated by reference to Exhibit No. 10.25 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-7221)).

10.51	Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

*10.52	Motorola Solutions Annual Incentive Plan, as Amended and Restated January 26, 2012.

*10.53	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.

*10.54	2012-2014 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.

10.55	2011-2013 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP) (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Current Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).

10.56	Motorola Long Range Incentive Plan (LRIP) of 2009 (as amended and restated as of July 26, 2010) (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on July 30, 2010 (File No. 1-7221)).

10.57	Motorola Elected Officers Supplementary Retirement Plan, as amended through May 8, 2007 (incorporated by reference to Exhibit No. 10.29 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

10.58	First Amendment to the Motorola Elected Officers Supplementary Retirement Plan, adopted December 15, 2008 (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on December 17, 2008 (File No. 1-7221)).

10.59

Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011 (incorporated by reference to Exhibit 10.57 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010

(File No. 1-34805)).

10.60	Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on January 31, 2011 (File No. 1-7221)).

10.61	Motorola Solutions, Inc. Legacy Senior Officer Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit No. 10.2 to Motorola Solutions Current Report on Form 8-K filed on January 31, 2011 (File No. 1-7221)).

10.62

Motorola Solutions, Inc. 2011 Executive Severance Plan (incorporated by reference to Exhibit 10.60 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010

(File No. 1-34805)).

10.63	Motorola Solutions, Inc. Legacy Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.61 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.64	Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.65	Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated” of Motorola Solutions’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2012 (“Motorola Solutions’ Proxy Statement”)).

10.66	Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions’ Proxy Statement and to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-7221).

10.67	Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.68

Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008

(File No. 1-7221)).

10.69	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.70	Employment Agreement dated August 4, 2008 by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).

10.71	Amendment made on December 15, 2008 to the Employment Agreement dated August 4, 2008 by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit No. 10.52 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.72	Second Amendment dated February 11, 2010 to the Employment Agreement dated August 4, 2008, as amended, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on February 16, 2010 (File No. 1-7221)).

10.73	Employment Offer Letter between Motorola, Inc., and Daniel M. Moloney, effective as of July 30, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.74	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and
Gregory Q. Brown (incorporated by reference to Exhibit 10.11 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.75	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and
Sanjay K. Jha (incorporated by reference to Exhibit 10.12 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.76	Revolving Credit Agreement dated as of January 4, 2011 among Motorola Solutions, JP Morgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Motorola Solutions, Inc.

23	Consent of Independent Registered Public Accounting Firm, see page 101 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.