Form 10-Q
period 2012-03-31
Motorola Solutions, Inc.
filed 2012-04-25
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-7221
____________________________________________
MOTOROLA SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

DELAWARE (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)
1303 E. Algonquin Road, Schaumburg, Illinois (Address of principal executive offices)	60196 (Zip Code)
Registrant’s telephone number, including area code:
(847) 576-5000
____________________________________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 31, 2012:

Class	Number of Shares
Common Stock; $.01 Par Value	292,062,138

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	April 2, 2011
Net sales from products	$1,444	$1,374
Net sales from services	512	460
Net sales	1,956	1,834
Costs of product sales	658	624
Costs of services sales	325	286
Costs of sales	983	910
Gross margin	973	924
Selling, general and administrative expenses	472	461
Research and development expenditures	254	239
Other charges	15	55
Operating earnings	232	169
Other income (expense):
Interest expense, net	(14)	(20)
Gain on sales of investments and businesses, net	17	18
Other	9	5
Total other income (expense)	12	3
Earnings from continuing operations before income taxes	244	172
Income tax expense (benefit)	85	(189)
Earnings from continuing operations	159	361
Earnings (loss) from discontinued operations, net of tax	(2)	130
Net earnings	157	491
Less: Loss attributable to noncontrolling interests	—	(6)
Net earnings attributable to Motorola Solutions, Inc.	157	497
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$159	$367
Earnings (loss) from discontinued operations, net of tax	(2)	130
Net earnings	$157	$497
Earnings (loss) per common share:
Basic:
Continuing operations	$0.51	$1.09
Discontinued operations	(0.01)	0.38
	$0.50	$1.47
Diluted:
Continuing operations	$0.50	$1.07
Discontinued operations	(0.01)	0.37
	$0.49	$1.44
Weighted average common shares outstanding:
Basic	311.3	337.4
Diluted	317.7	344.2
Dividends paid per share	$0.22	—
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net earnings	$157	$491
Other comprehensive income
Retirement benefits adjustments, net of tax of $26 and $18	49	32
Foreign currency translation adjustment, net of tax of $(4) and $(3)	(4)	50
Net gain on derivative hedging instruments, net of tax of $0 and $2	4	—
Total other comprehensive income	49	82
Comprehensive income	206	573
Less: Loss attributable to noncontrolling interest	—	(6)
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$206	$579
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,720	$1,881
Sigma Fund and short-term investments	2,047	3,210
Accounts receivable, net	1,717	1,866
Inventories, net	471	512
Deferred income taxes	640	613
Other current assets	772	676
Current assets held for disposition	10	10
Total current assets	7,377	8,768
Property, plant and equipment, net	874	896
Investments	168	166
Deferred income taxes	2,318	2,375
Goodwill	1,430	1,428
Other assets	274	294
Non-current assets held for disposition	2	2
Total assets	$12,443	$13,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$404	$405
Accounts payable	594	677
Accrued liabilities	2,573	2,721
Current liabilities held for disposition	12	12
Total current liabilities	3,583	3,815
Long-term debt	1,126	1,130
Other liabilities	3,624	3,710
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 3/31/12—293.3; 12/31/11—320.0
Outstanding shares: 3/31/12—292.1; 12/31/11—318.8
Additional paid-in capital	5,800	7,071
Retained earnings	1,109	1,016
Accumulated other comprehensive loss	(2,827)	(2,876)
Total Motorola Solutions, Inc. stockholders’ equity	4,085	5,214
Noncontrolling interests	25	60
Total stockholders’ equity	4,110	5,274
Total liabilities and stockholders’ equity	$12,443	$13,929
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Noncontrolling Interests
Balance at December 31, 2011	320.0	$7,074	$(2,876)	$1,016	$60
Net earnings				157	—
Foreign currency translation adjustments, net of tax of $(4)			(4)
Amortization of retirement benefit adjustments, net of tax of $26			49
Issuance of common stock and stock options exercised	1.3	25
Share repurchase program	(28.0)	(1,365)
Excess tax benefit from share-based compensation		6
Share-based compensation expense		43
Net gain on derivative hedging instruments			4
Acquisition of noncontrolling interest from Japanese subsidiary		20			(35)
Dividends declared ($0.22 per share)				(64)
Balance at March 31, 2012	293.3	$5,803	$(2,827)	$1,109	$25
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Operating
Net earnings attributable to Motorola Solutions, Inc.	$157	$497
Loss attributable to noncontrolling interests	—	(6)
Net earnings	157	491
Earnings (loss) from discontinued operations, net of tax	(2)	130
Earnings from continuing operations	159	361
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	53	91
Non-cash other expense (income)	1	(8)
Share-based compensation expense	43	39
Gain on sales of investments and businesses, net	(17)	(18)
Deferred income taxes	27	(114)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	141	175
Inventories	9	(10)
Other current assets	(100)	(13)
Accounts payable and accrued liabilities	(249)	(221)
Other assets and liabilities	2	(49)
Net cash provided by operating activities from continuing operations	69	233
Investing
Acquisitions and investments, net	92	—
Proceeds from (used for) sales of investments and businesses, net	(54)	52
Capital expenditures	(49)	(27)
Proceeds from sales of property, plant and equipment	—	1
Proceeds from sales of Sigma Fund investments, net	1,163	1,241
Net cash provided by investing activities from continuing operations	1,152	1,267
Financing
Repayment of debt	(1)	—
Contributions to Motorola Mobility	—	(3,200)
Issuance of common stock	30	70
Purchase of common stock	(1,365)	—
Excess tax benefits from share-based compensation	6	—
Payment of dividends	(70)	—
Distribution from (to) discontinued operations	(11)	209
Net cash used for financing activities from continuing operations	(1,411)	(2,921)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	2	189
Net cash used for investing activities from discontinued operations	—	(6)
Net cash provided by (used for) financing activities from discontinued operations	11	(209)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(13)	26
Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	29	(23)
Net decrease in cash and cash equivalents	(161)	(1,444)
Cash and cash equivalents, beginning of period	1,881	4,208
Cash and cash equivalents, end of period	$1,720	$2,764
Cash Flow Information
Cash paid during the period for:
Interest, net	$8	$16
Income and withholding taxes, net of refunds	38	16
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and April 2, 2011, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, as required by ASU 2011-05. The Company adopted all other requirements of ASU 2011-05 effective January 1, 2012.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting
Assets and Liabilities.” The Standard requires additional disclosure to help the comparability of U.S. GAAP and IFRS financial statements. The new standards are effective for annual and interim periods beginning January 1, 2013.
Retrospective application is required. The guidance concerns disclosure only and will not have an impact on the Company's consolidated financial position or results of operations.

2.	Discontinued Operations
On January 1, 2012, the Company completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  During the three months ended March 31, 2012, the Company recorded a pre-tax loss related to the exit of the amateur, marine, and airband businesses of $7 million, net of closing costs, in its results from discontinued operations. The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the consolidated statements of operations for all periods presented.
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
On April 29, 2011 the Company completed the sale of certain assets and liabilities of its Networks business to Nokia Siemens Networks ("NSN"). The results of operations of the portions of the Networks business are reported as discontinued operations for all periods presented. Certain corporate and general costs which have historically been allocated to the Networks business remain with the Company after the sale.
On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility Inc. ("Motorola Mobility") common stock for each eight (8) shares of the Company's common stock held as of the record date (“the Distribution”), completing the separation of Motorola Mobility from Motorola Solutions. The Distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company's condensed consolidated financial statements and footnotes as discontinued operations for all periods presented.

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$8	$898
Operating earnings	1	204
Losses on sales of investments and businesses, net	(7)	—
Earnings (loss) before income taxes	(2)	199
Income tax expense	—	69
Earnings (loss) from discontinued operations, net of tax	$(2)	$130

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011
Other charges (income):
Amortization of intangible assets	$6	$50
Reorganization of business charges	9	5
	$15	$55
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011
Interest income (expense), net:
Interest expense	$(25)	$(34)
Interest income	11	14
	$(14)	$(20)
Other:
Investment impairments	$(2)	$(3)
Foreign currency gain	10	5
Other	1	3
	$9	$5

Earnings Per Common Share
The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from continuing operations		Net Earnings
Three Months Ended	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Basic earnings per common share:
Earnings	$159	$367	$157	$497
Weighted average common shares outstanding	311.3	337.4	311.3	337.4
Per share amount	$0.51	$1.09	$0.50	$1.47
Diluted earnings per common share:
Earnings	$159	$367	$157	$497
Weighted average common shares outstanding	311.3	337.4	311.3	337.4
Add effect of dilutive securities:
Share-based awards and other	6.4	6.8	6.4	6.8
Diluted weighted average common shares outstanding	317.7	344.2	317.7	344.2
Per share amount	$0.50	$1.07	$0.49	$1.44
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended March 31, 2012 and April 2, 2011, the assumed exercise of 5.8 million and 9.5 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.7 billion and $1.9 billion at March 31, 2012 and December 31, 2011, respectively. Of these amounts, $63 million at both March 31, 2012 and December 31, 2011, respectively, was restricted.
Sigma Fund
The Sigma Fund consists of the following:

	March 31, 2012	December 31, 2011
Cash	$1	$264
Securities:
U.S. government, agency, and government-sponsored enterprise obligations	2,044	2,944
	$2,045	$3,208

Investments
Investments consist of the following:

	Recorded Value		Less
March 31, 2012	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$16	$—	$—	$16
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	12	3	(1)	10
	2	40	3	(1)	40
Other securities, at cost	—	106	—	—	106
Equity method investments	—	22	—	—	22
	$2	$168	$3	$(1)	$168

	Recorded Value		Less
December 31, 2011	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$16	$—	$—	$16
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	11	2	(1)	10
	2	39	2	(1)	40
Other securities, at cost	—	106	—	—	106
Equity method investments	—	21	—	—	21
	$2	$166	$2	$(1)	$167
During the three months ended March 31, 2012, the Company recorded Gains on sales of investments primarily related to one of our equity investments.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$1,768	$1,911
Less allowance for doubtful accounts	(51)	(45)
	$1,717	$1,866
Inventories, Net
Inventories, net, consist of the following:

	March 31, 2012	December 31, 2011
Finished goods	$307	$319
Work-in-process and production materials	334	363
	641	682
Less inventory reserves	(170)	(170)
	$471	$512

Other Current Assets
Other current assets consist of the following:

	March 31, 2012	December 31, 2011
Costs and earnings in excess of billings	$339	$302
Contract-related deferred costs	150	142
Tax-related refunds receivable	86	85
Other	197	147
	$772	$676
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	March 31, 2012	December 31, 2011
Land	$62	$69
Building	761	774
Machinery and equipment	2,131	2,052
	2,954	2,895
Less accumulated depreciation	(2,080)	(1,999)
	$874	$896
Depreciation expense for the three months ended March 31, 2012 and April 2, 2011 was $46 million and $40 million, respectively.
Other Assets
Other assets consist of the following:

	March 31, 2012	December 31, 2011
Intangible assets	$42	$48
Long-term receivables	31	37
Other	201	209
	$274	$294

Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Deferred revenue	$802	$774
Billings in excess of costs and earnings	400	250
Compensation	337	471
Tax liabilities	119	126
Customer reserves	94	125
Distribution-related obligation	75	75
Dividend payable	64	70
Networks purchase price adjustment	24	96
Other	658	734
	$2,573	$2,721
As part of the Distribution of Motorola Mobility, the Company had an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which substantially all of the final $75 million was paid to Motorola Mobility subsequent to March 31, 2012.
Other Liabilities
Other liabilities consist of the following:

	March 31, 2012	December 31, 2011
Defined benefit plans, including split dollar life insurance policies	$2,591	$2,675
Postretirement health care benefit plan	297	295
Deferred revenue	273	275
Unrecognized tax benefits	112	112
Other	351	353
	$3,624	$3,710
Stockholders’ Equity
Share Repurchase Program: On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012. On January 30, 2012, the Company announced that its Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012. On February 26, 2012, the Company entered into a stock purchase agreement with Carl C. Icahn and certain of his affiliates to purchase 23,739,362 shares of its common stock. The Company paid an aggregate of $1.4 billion during the first quarter of 2012, including transactions costs, to repurchase 28.0 million shares at an average price of $48.81 per share. All repurchased shares have been retired.
Payment of Dividends: During the quarter ended March 31, 2012, the Company paid $70 million in cash dividends to holders of its common stock.
Noncontrolling Interest:  On January 1, 2012, the Company entered into a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  One of those transactions was acquiring the remaining 20% of the land mobile radio business previously owned by our Japanese joint venture.  The acquisition of the remaining 20% of this land mobile radio business, which the Company already had a controlling interest in, resulted in a decrease of $35 million to the Company's noncontrolling interest, and an increase of $20 million to the Company's additional paid in capital, which primarily represents the increase in deferred tax assets from the acquisition of the 20% of the land mobile radio business assets.

4.	Debt and Credit Facilities
As of March 31, 2012, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 31, 2012. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during the three months ended March 31, 2012.

5.	Risk Management
Derivative Financial Instruments
Foreign Currency Risk
At March 31, 2012, the Company had outstanding foreign exchange contracts with notional amounts totaling $316 million, compared to $524 million outstanding at December 31, 2011. The decrease in outstanding contracts is primarily related to the reduction of foreign assets due to repatriation activities. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 31, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	March 31, 2012	December 31, 2011
Chinese Renminbi	$(119)	$(283)
British Pound	88	55
Brazilian Real	(39)	(34)
Malaysian Ringgit	21	37
Polish Zloty	13	12
Interest Rate Risk
At March 31, 2012, the Company had $1.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. As of March 31, 2012, the fair value of the Interest Agreements were in a liability position of $4 million, compared to a liability position of $3 million at December 31, 2011.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 31, 2012, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of March 31, 2012, the Company was exposed to an aggregate net credit risk of approximately $2 million with all counterparties.

The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company, including amounts held for disposition, at March 31, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	Assets		Liabilities
March 31, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	—	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	1		4
Total derivatives	$3		$5

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$2	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	1		6
Total derivatives	$1		$8
The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations, including amounts related to discontinued operations, for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended		Statement of Operations Location
Gain (Loss) on Derivative Instruments	March 31, 2012	April 2, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$(4)	$(2)	Other income (expense)
Foreign exchange contracts	(4)	(7)	Other income (expense)
Total derivatives not designated as hedging instruments	$(8)	$(9)
The following table summarizes the gains and losses recognized in the condensed consolidated financial statements, including amounts related to discontinued operations, for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	March 31, 2012	April 2, 2011
Derivatives in cash flow hedging relationships:
Gain recognized in Accumulated other comprehensive loss	$3	$3	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings	(1)	1	Cost of sales/Sales

6.	Income Taxes
At March 31, 2012 and December 31, 2011, the Company had valuation allowances of $361 million and $366 million, respectively, including $333 million and $336 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the three months ended April 2, 2011, the Company reassessed its valuation allowance requirements taking into consideration the Distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. As a result, in the three months ended April 2, 2011, the Company recorded a $244 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets.
The U.S. valuation allowance as of March 31, 2012 relates primarily to state tax carryforwards. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was reduced for tax attributes of a non-controlling interest disposed of during the quarter, partially offset by an increase for current year activity and exchange rate variances. The Company believes the remaining deferred tax assets are more-likely-than-not to be realized based on estimates of future taxable income and the implementation of tax planning strategies.
The Company had unrecognized tax benefits of $196 million and $191 million, at March 31, 2012 and December 31, 2011, respectively, of which $153 million and $150 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.
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
Beginning in 2012, for disclosure purposes, the Company has changed its presentation to include the Regular Pension Plan, the Officers’ Plan and the MSPP as "U.S. plans."
The net periodic pension costs for the U.S. and Non-U.S. plans were as follows:

	March 31, 2012		April 2, 2011
Three Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$3	$—	$6
Interest cost	88	18	88	18
Expected return on plan assets	(106)	(19)	(98)	(20)
Amortization of:
Unrecognized net loss	68	5	48	3
Unrecognized prior service credit	—	(1)	—	(2)
Settlement/curtailment loss	—	—	1	—
Net periodic pension cost	$50	$6	$39	$5
During the three months ended March 31, 2012, contributions of $60 million were made to the Company’s U.S. plans, and $15 million to the Company’s Non-U.S. plans.
Postretirement Health Care Benefit Plans
Net postretirement health care expenses consist of the following:

	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$1	$1
Interest cost	5	6
Expected return on plan assets	(3)	(4)
Amortization of:
Unrecognized net loss	3	3
Net postretirement health care expense	$6	$6
The Company made no contributions to its postretirement healthcare fund during the three months ended March 31, 2012.
Defined Contribution Plans
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees' contributions. Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Share-based compensation expense included in:
Costs of sales	$6	$3
Selling, general and administrative expenses	26	29
Research and development expenditures	11	7
Share-based compensation expense included in Operating earnings	43	39
Tax benefit	13	11
Share-based compensation expense, net of tax	$30	$28
Decrease in basic earnings per share	$(0.10)	$(0.08)
Decrease in diluted earnings per share	$(0.09)	$(0.08)
Share-based compensation expense in discontinued operations	$—	$9
Employee Stock Purchase Plan
The employee stock purchase plan allows eligible participants to purchase shares of the Company's common stock through payroll deductions of eligible compensation on an after-tax basis. During the three months ended March 31, 2012, the Company increased the maximum purchase from 10% to 20% of eligible compensation. Plan participants cannot purchase more than $25,000 of stock in any calendar year.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,044	$2,044
Foreign exchange derivative contracts	—	3	3
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	16
Corporate bonds	—	10	10
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	9	12
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1
Interest agreement derivative contracts	—	4	4

December 31, 2011	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,944	$2,944
Foreign exchange derivative contracts	—	1	1
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	16
Corporate bonds	—	10	10
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	8	11
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest agreement derivative contracts	—	3	3
The Company had no level 3 holdings as of March 31, 2012 and December 31, 2011.
The following table summarizes the changes in fair value of our Level 3 assets:

Three Months Ended
April 2, 2011
Beginning balance	$15
Transfers to Level 3	21
Payments received and securities sold	(18)
Gain (loss) on Sigma Fund investments included in Other income (expense)	3
Ending balance	$21
At March 31, 2012, the Company had $430 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $437 million at December 31, 2011. The money market funds have quoted market prices that are equivalent to par.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at March 31, 2012 was $1.6 billion (Level 2), compared to a face value of $1.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	March 31, 2012	December 31, 2011
Long-term receivables	$150	$177
Less allowance for losses	(3)	(10)
	147	167
Less current portion	(116)	(130)
Non-current long-term receivables, net	$31	$37
The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $47 million at March 31, 2012, compared to $138 million at December 31, 2011. The majority of the outstanding commitments at March 31, 2012 are related to a variety of government and public safety customers.
The Company had retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled a net amount of $110 million at March 31, 2012. These receivables have an allowance for uncollectable accounts of $7 million classified as current, and $3 million classified as non-current. As of March 31, 2012, $31 million of net receivables are classified as long-term. The remainder of the long-term receivables are current and included in Accounts receivable, net.
Sales of Receivables
From time to time the Company sells accounts receivables and long-term receivables on a non-recourse basis to third parties under one-time arrangements while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service (billing and collecting only) the sold accounts receivable and long-term receivables.
The Company had no committed facilities for the sale of accounts receivable or long-term receivables at March 31, 2012 or at December 31, 2011.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$5	$13
Long-term receivables sales proceeds	67	6
Total proceeds from one-time sales of accounts receivable	$72	$19
At March 31, 2012, the Company had retained servicing obligations for $317 million of long-term receivables, compared to $263 million of long-term receivables at December 31, 2011. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.
At March 31, 2012, the Company was subject to a recourse obligation related to the sale of $141 million of accounts receivables sold during 2011 and the first quarter of 2012 generated by the Networks business and retained after the sale to NSN. This obligation is only triggered upon the insufficiency of a third party legally binding support letter backing the sold receivables. The conditions which must occur in order for the Company to be required to make a payment under this obligation are deemed remote and the fair value of this obligation at the outset of the arrangement and as of March 31, 2012, is zero.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at March 31, 2012 and December 31, 2011 is as follows:

March 31, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$4	$—	$—	$—
Commercial loans and leases secured	59	1	—	2
Commercial loans unsecured	87	—	—	—
Total gross long-term receivables, including current portion	$150	$1	$—	$2

December 31, 2011	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	61	1	2	—
Commercial loans unsecured	102	—	—	—
Total gross long-term receivables, including current portion	$177	$1	$2	$—
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
The Company did have financing receivables past due over 90 days as of March 31, 2012 in relation to a loan related to the funded portion of the financing arrangements from the Networks business following the sale to NSN. The Company is no longer accruing interest om this loan as of December 31, 2011. A $10 million reserve was established for this loan due to collectability issues at December 31, 2011, of which $7 million is classified as current, and $3 million is classified as non-current at March 31, 2012.

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
Other
The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $251 million, of which the Company accrued $2 million at March 31, 2012 for potential claims under these provisions.
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

12.	Segment Information
The following table summarizes the Net sales by segment:

	Three Months Ended
	March 31, 2012	April 2, 2011
Government	$1,301	$1,167
Enterprise	655	667
	$1,956	$1,834

The following table summarizes the Operating earnings by segment:

	Three Months Ended
	March 31, 2012	April 2, 2011
Government	$150	$99
Enterprise	82	70
Operating earnings	232	169
Total other income (expense)	12	3
Earnings from continuing operations before income taxes	$244	$172

13.	Reorganization of Businesses
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
2012 Charges
During the three months ended March 31, 2012, the Company recorded net reorganization of business charges of $9 million, primarily under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $9 million are charges of $12 million for employee separation costs, and $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 31, 2012	Three Months Ended
Government	$7
Enterprise	2
$9
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2012 to March 31, 2012:

	Accruals at January 1, 2012	Additional Charges	Adjustments	Amount Used	Accruals at March 31, 2012
Exit costs	$14	$—	$—	$(2)	$12
Employee separation costs	30	12	(4)	(13)	25
	$44	$12	$(4)	$(15)	$37
Exit Costs
At January 1, 2012, the Company had an accrual of $14 million for exit costs attributable to lease terminations. During the three months ended, March 31, 2012, there were no additional charges related to the exit of leased facilities. The $2 million used reflects cash payments. The remaining accrual of $12 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2012, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2012, the Company had an accrual of $30 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2011, and (ii) approximately 100 employees who began receiving payments in 2012. The 2012 additional charges of $12 million represent severance costs for approximately 200 indirect employees. The adjustment of $4 million reflects reversals of accruals no longer needed. The $13 million used reflects cash payments. The remaining accrual of $25 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2012, is expected to be paid, generally, within one year to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.

2011 Charges
During the three months ended April 2, 2011, the Company recorded net reorganization of business charges of $8 million, including $5 million of charges under Other charges and $3 million of charges in Costs of sales in the Company’s condensed consolidated statements of operations. Included in the $8 million are charges of $9 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

April 2, 2011	Three Months Ended
Government	$8
Enterprise	—
$8
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to April 2, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at April 2, 2011
Exit costs	$17	$—	$—	$—	$17
Employee separation costs	50	9	(1)	(14)	44
	$67	$9	$(1)	$(14)	$61
During the three months ended April 2, 2011, approximately 400 employees, of whom substantially all were indirect employees, were separated from the Company, resulting in charges of $9 million. These charges were offset by adjustments of $1 million, reflecting reversals of accruals no longer needed, and $14 million used for cash payments. At April 2, 2011, the Company had accruals of $17 million and $44 million, for exit costs attributable to lease terminations and employee separation costs, respectively.

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$635	$628	$635	$627
Patents	277	277	277	277
Customer-related	137	108	137	103
Licensed technology	23	18	23	18
Other intangibles	90	89	90	89
	$1,162	$1,120	$1,162	$1,114
Amortization expense on intangible assets was $6 million for the three months ended March 31, 2012 and $50 million for the three months ended April 2, 2011. As of March 31, 2012, annual amortization expense is estimated to be $25 million in 2012, $10 million in 2013, $8 million in 2014, $3 million in 2015 and $2 million in 2016.

Amortized intangible assets, excluding goodwill, by segment:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$53	$48	$53	$48
Enterprise	1,109	1,072	1,109	1,066
	$1,162	$1,120	$1,162	$1,114
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2012 to March 31, 2012:

	Government	Enterprise	Total
Balances as of January 1, 2012:
Aggregate goodwill acquired/disposed	$350	$2,642	$2,992
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,078	$1,428
Goodwill acquired	—	3	3
Goodwill disposed	(1)	—	—
Balance as of March 31, 2012:
Aggregate goodwill acquired/disposed	$349	$2,645	$2,994
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,081	$1,430

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended March 31, 2012 and April 2, 2011, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2011.
Executive Overview
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
We report financial results for two operating segments:
Government: Our Government segment includes sales of public safety mission-critical communications systems, commercial two-way radio systems and devices, software and services. In the first quarter of 2012, the segment’s net sales were $1.3 billion, representing 67% of our consolidated net sales.
Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and services. In the first quarter of 2012, the segment’s net sales were $655 million, representing 33% of our consolidated net sales.
Recent Developments
On January 1, 2012, we completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses. The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these businesses have not been reclassified as held for disposition for all periods presented as the balances are not material to our consolidated balance sheets.
First Quarter Summary

•	We increased net sales by 7% to $2.0 billion in the first quarter of 2012, compared to net sales of $1.8 billion in the first quarter of 2011, driven by strong demand in our Government segment.

•
We generated operating earnings of $232 million in the first quarter of 2012, compared to $169 million in the first quarter of 2011, driven by higher sales. Operating margin was 11.9% of net sales in the first quarter of 2012, compared to 9.2% of net sales in the first quarter of 2011.

•
We had earnings from continuing operations, net of tax, of $159 million, or $0.50 per diluted common share, in the first quarter of 2012, compared to earnings from continuing operations, net of tax, of $367 million, or $1.07 per diluted common share, in the first quarter of 2011. The decrease in net earnings from continuing operations was primarily driven by lower income tax benefits, as we had a $244 million benefit from a valuation allowance reversal in the first quarter of 2011, compared to a tax expense in the first quarter of 2012.

•
We generated cash from operating activities of $69 million during the three months ended of 2012, compared to $233 million in the first quarter of 2011. The decrease was driven primarily by the timing of certain annual bonus payments to employees, as approximately $150 million was paid out in the first quarter of 2012, while these comparable payments were made in the second quarter of 2011. In addition, we made a $50 million payment related to a legal settlement in the first quarter of 2012.

•	We returned $1.4 billion in cash to shareholders through share repurchases during the first quarter of 2012, and paid $70 million in cash dividends.
Highlights for each of our segments are as follows:

•
Government: Net sales were $1.3 billion in the first quarter of 2012, an increase of 11% compared to net sales of $1.2 billion during the first quarter of 2011. On a geographic basis, net sales increased in all regions compared to the year-ago quarter.

•
Enterprise: Net sales were $655 million in the first quarter of 2012, a decrease of 2% compared to net sales of $667 million in the first quarter of 2011, driven by a $31 million decline in iDEN sales. On a geographic basis, net sales increased in North America and Asia, and decreased in Latin America, due to the decline in iDEN, and Europe, Middle East and Africa region ("EMEA"), primarily driven by foreign currency fluctuations, compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 31, 2012	% of Sales**	April 2, 2011	% of Sales**
Net sales from products	$1,444		$1,374
Net sales from services	512		460
Net sales	1,956		1,834
Costs of products sales	658	45.6%	624	45.4%
Costs of services sales	325	63.5%	286	62.2%
Costs of sales	983		910
Gross margin	973	49.7%	924	50.4%
Selling, general and administrative expenses	472	24.1%	461	25.1%
Research and development expenditures	254	13.0%	239	13.0%
Other charges	15	0.8%	55	3.0%
Operating earnings	232	11.9%	169	9.2%
Other income (expense):
Interest expense, net	(14)	(0.7)%	(20)	(1.1)%
Gains on sales of investments and businesses, net	17	0.9%	18	1.0%
Other expense	9	0.5%	5	0.3%
Total other income	12	0.6%	3	0.2%
Earnings from continuing operations before income taxes	244	12.5%	172	9.4%
Income tax expense (benefit)	85	4.3%	(189)	(10.3)%
	159	8.1%	361	19.7%
Less: Loss attributable to noncontrolling interests	—	—%	(6)	(0.3)%
Earnings from continuing operations*	159	8.1%	367	20.0%
Earnings (loss) from discontinued operations, net of tax	(2)	(0.1)%	130	7.1%
Net earnings	$157	8.0%	$497	27.1%
Earnings (loss) per diluted common share:
Continuing operations	$0.50		$1.07
Discontinued operations	(0.01)		0.37
	$0.49		$1.44
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended March 31, 2012 compared to three months ended April 2, 2011
Net Sales
Net sales were $2.0 billion in the first quarter of 2012, up 7% compared to net sales of $1.8 billion in the first quarter of 2011. The increase in net sales reflects: (i) $134 million, or 11%, increase in net sales in the Government segment driven by growth in all regions, and (ii) $12 million, or 2%, decrease in net sales in the Enterprise segment driven by a $31 million decline in iDEN sales.
Gross Margin
Gross margin was $1.0 billion, or 49.7% of net sales, in the first quarter of 2012, compared to $924 million, or 50.4% of net sales, in the first quarter of 2011. The increase in gross margin reflects higher gross margin in our Government segment driven by the 11% increase in net sales, offset by lower gross margin in our Enterprise segment primarily related to the decline in iDEN sales. The decrease in gross margin as a percentage of net sales in the first quarter of 2012, compared to the first quarter of 2011, reflects a 1.3% decrease in gross margin percentage from services and relatively flat gross margin percentage from product sales. The decline in gross margin percentage from service sales primarily relates to timing differences of large projects within our North America region.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 2% to $472 million, or 24.1% of net sales, in the first quarter of 2012, compared to $461 million, or 25.1% of net sales, in the first quarter of 2011. The increase is driven by an increase in pension related costs. SG&A expenses as a percentage of net sales decreased in our Government segment, due to increased sales to absorb the incremental pension expense, and increased in our Enterprise segment, due to reduced sales levels and increased pension expense.
Research and Development Expenditures
Research and development (“R&D”) expenditures increased 2% to $254 million, or 13.0% of net sales, in the first quarter of 2012, compared to $239 million, or 13.0% of net sales, in the first quarter of 2011. R&D expenditures as a percentage of net sales decreased in our Government segment, due to increased sales levels to absorb the incremental R&D investment, and increased in our Enterprise segment, due to lower sales and incremental R&D investment. The increase in R&D expenditures reflects higher R&D expenditures in both segments, primarily due to an increase in investment in next-generation technologies, including small strategic acquisitions closed subsequent to the first quarter of 2011.
Other Charges
We recorded net charges of $15 million in Other charges in the first quarter of 2012, compared to net charges of $55 million in the first quarter of 2011. The net charges in the first quarter of 2012 included: (i) $9 million of net reorganization of business charges, and (ii) $6 million of charges relating to the amortization of intangibles. The charges in the first quarter of 2011 included: (i) $50 million of charges relating to the amortization of intangibles, and (ii) $5 million of net reorganization of business charges included in Other charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $14 million in the first quarter of 2012, compared to net interest expense of $20 million in the first quarter of 2011. Net interest expense in the first quarter of 2012 included interest expense of $25 million, partially offset by interest income of $11 million. Net interest expense in the first quarter of 2011 includes interest expense of $34 million, partially offset by interest income of $14 million. The decrease in net interest expense in the first quarter of 2012 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the first quarter of 2012 compared to the first quarter of 2011. Additionally, interest income decreased due to lower average cash and cash equivalents and lower yields during the first quarter of 2012 compared to the first quarter of 2011.
Gains on Sales of Investments and Businesses
Gains on sales of investments and businesses were $17 million in the first quarter of 2012, compared to $18 million in the first quarter of 2011. In the first quarter of 2012 the net gains were primarily comprised of a gain related to the sale of one of our equity investments.
Other
Net Other income was $9 million in the first quarter of 2012, compared to net Other income of $5 million in the first quarter of 2011. The net Other income in the first quarter of 2012 was primarily comprised of a $10 million foreign currency gain, compared to a $5 million of foreign currency gain in the first quarter of 2011.

Effective Tax Rate
We recorded $85 million of net tax expense in the first quarter of 2012, resulting in an effective tax rate of 35%, compared to $189 million of net tax benefit in the first quarter of 2011, resulting in a negative effective tax rate.
Our negative effective tax rate in the first quarter of 2011 was primarily related to the recording of a $244 million tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets.
While our effective tax rate may change from period to period due to non-recurring events, such as settlements of income tax audits and changes in valuation allowances, we expect our effective tax rate to be close to the U.S. statutory tax rate primarily due to our current repatriation strategy and the U.S. federal income tax accrual on undistributed foreign earnings.
Earnings from Continuing Operations
After taxes, and excluding Loss attributable to noncontrolling interests, we had net earnings from continuing operations of $159 million, or $0.50 per diluted share, in the first quarter of 2012, compared to net earnings from continuing operations of $367 million, or $1.07 per diluted share, in the first quarter of 2011.
The decrease in net earnings from continuing operations was primarily driven by the $244 million benefit for the valuation allowance reversal recorded during the first quarter of 2011. The decrease in income tax benefit was partially offset by (i) $49 million increase in gross margin, and (ii) $40 million decrease in Other charges.
Earnings from Discontinued Operations
In the first quarter of 2012, we had an after-tax loss from discontinued operations of $2 million, or $0.01 per diluted share, primarily driven by a loss related to the exit of the amateur, marine, and airband businesses. In the first quarter of 2011, we had after-tax earnings from discontinued operations of $130 million, or $0.37 per diluted share, primarily from the Networks business.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 31, 2012 and April 2, 2011 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Government Segment
For the first quarter of 2012 and first quarter of 2011, the segment’s net sales represented 67% of our consolidated net sales.

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
Segment net sales	$1,301	$1,167	11%
Operating earnings	150	99	52%
Three months ended March 31, 2012 compared to three months ended April 2, 2011
The segment’s net sales were $1.3 billion in the first quarter of 2012 and $1.2 billion during the first quarter of 2011. The increase in net sales in the Government segment reflects an increase in sales of mission-critical infrastructure and professional commercial radio products, and services. On a geographic basis, net sales increased in all regions compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s sales in both the first quarter of 2012 and 2011.
The segment had operating earnings of $150 million in the first quarter of 2012, compared to operating earnings of $99 million in the first quarter of 2011. As a percentage of net sales in the first quarter of 2012 as compared to the first quarter of 2011, gross margin, SG&A and R&D expenditures decreased. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 11% increase in net sales, partially offset by a slight increase in R&D expenditures, driven by investment in next-generation technologies. SG&A expenses remained flat, which reflects an increase in pension related expenses, offset by savings from cost-reduction initiatives.

Enterprise Segment
For the first quarter of 2012 and first quarter of 2011, the segment’s net sales represented 33% of our consolidated net sales.

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
Segment net sales	$655	$667	(2)%
Operating earnings	82	70	17%
Three months ended March 31, 2012 compared to three months ended April 2, 2011
In the first quarter of 2012, the segment’s net sales were $655 million, a 2% decrease compared to net sales of $667 million in the first quarter of 2011. The 2% decrease in net sales in the Enterprise segment reflects a decrease in iDEN of $31 million, partially offset by an increase in WLAN product and services sales. On a geographic basis, net sales increased in North America and Asia, and decreased in Latin America and EMEA. The decrease in Latin America was due to the decline in iDEN, whereas the decline in EMEA was primarily driven by foreign currency fluctuations. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 49% and 45% of the segment’s net sales in the first quarter of 2012 and the first quarter of 2011, respectively.
The segment had operating earnings of $82 million in the first quarter of 2012, compared to operating earnings of $70 million in the first quarter of 2011. As a percentage of net sales in the first quarter of 2012 as compared to the first quarter of 2011, gross margin decreased, and SG&A expenses and R&D expenditures increased. The increase in operating earnings was primarily due to a decrease in Other charges, from a reduction in intangibles amortization as certain intangible assets associated with the Symbol acquisition have fully amortized. The decrease in Other charges was partially offset by increases in SG&A expenses and R&D expenditures. The increase in SG&A expenses was primarily due to: (i) increase in pension-related expenses in the first quarter of 2012 compared to the first quarter of 2011, and (ii) certain credits related to sales of patents which occurred in the first quarter of 2011 with no comparable credits in the first quarter of 2012. The increase in R&D expenditures was primarily due to investment in next-generation technologies, including small strategic acquisitions, closed subsequent to the first quarter of 2011.

Reorganization of Businesses
During the first quarter of 2012, we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the first quarter of 2012, we recorded net reorganization of business charges of $9 million, including: (i) $12 million relating to the separation of 200 indirect employees, and (ii) $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed. These charges were substantially all classified as Other charges in our condensed consolidated statements of operations.
During the three months ended April 2, 2011, we recorded net reorganization of business charges of $8 million for employee separation costs, including $5 million of charges under Other charges and $3 million of charges in Costs of sales in our condensed consolidated statements of operations.
We expect to realize cost-saving benefits of approximately $8 million during the remaining nine months of 2012 from the plans that were initiated during the first three months of 2012, primarily in SG&A expenses. Beyond 2012, we expect the reorganization plans initiated during the first three months of 2012 to provide annualized cost savings of approximately $17 million, representing: (i) $12 million of savings in SG&A expenses, (ii) $3 million of savings in Cost of sales, and (iii) $2 million in R&D expenditures.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	March 31, 2012	April 2, 2011
Government	$7	$8
Enterprise	2	—
	$9	$8
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $15 million in the first three months of 2012, as compared to $14 million in the first three months of 2011. Of the $37 million of reorganization of businesses accruals at March 31, 2012, $25 million relate to employee separation costs and are expected to be paid in 2012 and 2013. The remaining $12 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
The Company decreased the aggregate of our (i) cash and cash equivalent balances, (ii) Sigma Fund and short-term investments by $1.3 billion from $5.1 billion as of December 31, 2011 to $3.8 billion as of March 31, 2012, primarily due to the return of $1.4 billion of capital to shareholders through share repurchases and dividends paid during the first quarter of 2012.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.7 billion at March 31, 2012, compared to $1.9 billion at December 31, 2011. At March 31, 2012, approximately $302 million of this amount was held in the U.S. and $1.4 billion was held by the Company or its subsidiaries in other countries (including $362 million in China). At both March 31, 2012 and December 31, 2011, restricted cash was $63 million (including $3 million held outside the U.S.). The decrease in our cash and cash equivalents from December 31, 2011 to March 31, 2012 is reflective of our share repurchases of $1.4 billion, partially offset by net proceeds from sales of Sigma Fund investments of $1.2 billion.
Repatriation of foreign funds continues to be a priority given our domestic cash requirements. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first three months of 2012, we repatriated $432 million in funds to the U.S. from international jurisdictions. We have approximately $2.1 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge, given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits. Where appropriate, we may also pursue capital reduction activities; however, such activities can be more involved and lengthy. While we regularly repatriate funds and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Cash provided by operating activities from continuing operations in the first quarter of 2012 was $69 million, compared to $233 million in 2011. Operating cash flows in the first quarter of 2012, as compared to first quarter of 2011, were negatively impacted by timing differences within: (i) working capital accounts, specifically accounts receivable, (ii) accrued liabilities, specific to approximately $150 million of certain annual bonus payouts, which were made in the first quarter of 2012 as compared to the second quarter of 2011, and (iii) a $50 million payment related to a legal settlement. These effects were partially offset by increased sales and the expansion of our operating margin.
We contributed $60 million to our U.S. pension plans during the first quarter of 2012, compared to $50 million contributed in the first quarter of 2011. We contributed $15 million to our non-U.S. pension plans during the first quarter of 2012, compared to $20 million contributed in the first quarter of 2011. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which we would contribute $100 million above and beyond our legal requirement to our Regular Pension Plan over the next five years. We and the PBGC entered into the agreement as we were in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. We made an additional $250 million of pension contributions to the Regular Pension Plan over the amounts required in the fourth quarter 2011, of which $100 million was intended to fulfill the PBGC obligation. During 2012, we expect to make cash contributions of approximately $340 million to our Regular Pension Plan and approximately $30 million to our non-U.S. pension plans. Subsequent to March 31, 2012, we contributed $72 million to our Regular Pension Plan.

Investing Activities
Net cash provided by investing activities was $1.2 billion in the first three months of 2012, compared to net cash provided of $1.3 billion in the first three months of 2011. This $115 million decrease was primarily due to the decrease in cash received from net sales of Sigma Fund investments.
Sigma Fund: We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows us to efficiently manage our cash around the world. We had net proceeds from sales of $1.2 billion of Sigma Fund investments in the first three months of 2012, compared to $1.2 billion in net sales of Sigma Fund investments in the first three months of 2011. The aggregate fair value of Sigma Fund investments was $2.0 billion at March 31, 2012 (including $1.1 billion held outside the U.S.), compared to $3.2 billion at December 31, 2011 (including $1.3 billion held outside the U.S.).
At March 31, 2012 and December 31, 2011, the Sigma Fund was invested in cash and U.S. government, agency and government-sponsored enterprise obligations.  The investments had a weighted average maturity of less than 30 days.  This reflects a strategic decision to prioritize liquidity and capital preservation.
We continuously assess our cash needs and continue to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund are more than adequate to meet our current operating requirements over the next twelve months.
Acquisition and Investments: On February 27, 2012, we completed an agreement with NSN to take over the Norwegian nationwide Terrestrial Trunked Radio ("TETRA") public safety network. With this transaction, we have broadened our scope from being a sub-supplier of the technology for the core TETRA digital radio communications infrastructure to become the prime contractor, including all managed services for the rollout, implementation, and operation of the system.
We received $92 million in net proceeds from acquisitions and investments in the first three months of 2012, primarily related to the agreement with NSN to take over responsibility to implement Norway´s TETRA public safety network.
Capital Expenditures: Capital expenditures increased in the first three months of 2012 to $49 million, compared to $27 million in the first three months of 2011, primarily due to an increase in investments related to generating service revenue opportunities. Our emphasis when making capital expenditure decisions is to focus on strategic investments driven by customer demand and new design capability.
Sales of Investments and Businesses: We made $54 million of disbursements relate to the sales of investments and businesses, in the first three months of 2012, compared to proceeds of $52 million in the first three months of 2011. The disbursements in the first three months of 2012 were primarily comprised of payments to NSN related to the purchase price adjustment related to the sale of the Networks business, partially offset by proceeds from sales of certain of our equity investments. The proceeds in the first three months of 2011 were primarily comprised of net proceeds received in connection with sales of: (i) certain of the Company’s equity investments, and (ii) the Israel-based module business.
Financing Activities
Net cash used for financing activities was $1.4 billion in the first three months of 2012, compared to net cash used of $2.9 billion in the first three months of 2011. Cash used for financing activities in the first three months of 2012 was primarily comprised of: (i) $1.4 billion used for purchases of our common stock under our share repurchase program, and (ii) $70 million of cash used for the payment of dividends, partially offset by: (i) $30 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first three months of 2011 was primarily comprised of a $3.2 billion cash contribution relating to the Distribution of Motorola Mobility, partially offset by (i) $209 million of distributions from discontinued operations, and (ii) $70 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Current Portion of Long-Term Debt: Our current portion of long-term debt was $404 million, at March 31, 2012 and $405 million at December 31, 2011.
Long-Term Portion of Long-Term Debt: We had outstanding long-term debt of $1.1 billion, at both March 31, 2012 and December 31, 2011.
We have investment grade ratings on our senior secured long-term debt from the three largest U.S. national rating agencies. We believe that we will be able to maintain sufficient access to the capital markets at our current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.
We may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program: On July 28, 2011, we announced that our Board of Directors approved a share repurchase program that allows us to purchase up to $2.0 billion of our outstanding common stock through December 31, 2012. On January 30, 2012, we announced that our Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012. On February 26, 2012, we entered into a stock purchase agreement with Carl C. Icahn and certain of his affiliates to purchase 23,739,362 shares of our common stock for $1.2 billion. We paid an aggregate of $1.4 billion during the first quarter of 2012, including transactions costs, to repurchase 28.0 million shares at an average price of $48.81 per share. All repurchased shares have been retired.
Payment of Dividends: During the quarter ended March 31, 2012, we paid $70 million in cash dividends to holders of our common stock.
Credit Facilities
As of March 31, 2012, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which we can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 31, 2012. We did not borrow under the 2011 Motorola Solutions Credit Agreement during the three months ended March 31, 2012.
Long-Term Customer Financing Commitments
Outstanding Commitments:    Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $47 million at March 31, 2012, compared to $138 million at December 31, 2011. The majority of the outstanding commitments at March 31, 2012 are related to a variety of U.S. state and local government and public safety customers.
Outstanding Long-Term Receivables:    We had net long-term receivables of $31 million (net of allowances for losses of $3 million) at March 31, 2012, compared to net long-term receivables of $37 million (net of allowances for losses of $10 million) at December 31, 2011. These long-term receivables are generally interest bearing, with interest rates generally ranging from 2% to 13%.
Sales of Receivables
From time to time we sell accounts receivable and long-term receivables on a non-recourse basis to third parties under one-time arrangements while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. We may or may not retain the obligation to service (billing and collecting only) the sold accounts receivable and long-term receivables.
We had no committed facilities for the sale of long-term receivables or short-term receivables at March 31, 2012 or at December 31, 2011.
The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$5	$13
Long-term receivables sales proceeds	67	6
Total proceeds from one-time sales of accounts receivable	$72	$19
At March 31, 2012, we had retained servicing obligations for $317 million of sold long-term receivables, compared to $263 million of sold long-term receivables at December 31, 2011. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.

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

Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, as required by ASU 2011-05. We adopted all other requirements of ASU 2011-05 effective January 1, 2012.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting
Assets and Liabilities.” The Standard requires additional disclosure to help the comparability of U.S. GAAP and IFRS financial statements. The new standards are effective for annual and interim periods beginning January 1, 2013.
Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At March 31, 2012, we had outstanding foreign exchange contracts with notional amounts totaling $316 million, compared to $524 million outstanding at December 31, 2011. The decrease in outstanding contracts is primarily related to the reduction of foreign assets due to repatriation activities. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 31, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	March 31, 2012	December 31, 2011
Chinese Renminbi	$(119)	$(283)
British Pound	88	55
Brazilian Real	(39)	(34)
Malaysian Ringgit	21	37
Polish Zloty	13	12
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Overview about: (a)  our business strategies and expected results, and (b) our industry and market expectations including demand levels and customer priorities for our business, (2) “Management's Discussion and Analysis,” about: (a) our commitment to and investment in R&D, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (c) our ability and cost to repatriate funds, (d) future cash contributions to pension plans or retiree health benefit plans, (e) our ability to collect on our Sigma Fund and other investments, (f) the completion and impact of pending acquisitions and divestitures, (g) our ability and cost to access the capital markets, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) expected payments pursuant to commitments under long-term agreements, (k) our ability to sell accounts receivable and the terms and amounts of such sales, (l) potential contractual damages claims, (m) the outcome and effect of ongoing and future legal proceedings, and (n) the impact of recent accounting pronouncements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, and (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 23 of our 2011 Annual Report on Form 10-K, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings
The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.
Silverman Federal Securities Class Action Case
A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007, and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part. On August 25, 2009, the district court granted plaintiff's motion for class certification. On March 10, 2010, the district court granted plaintiff's motion to file a second amended complaint which adds allegations concerning Motorola's accounting and disclosures for certain transactions entered into in the third quarter of 2006. On February 16, 2011, the district court granted summary judgment to dismiss the remaining claims as to two individual defendants and the Section 10(b) claim as to a third individual, and denied the motion in part. On March 21, 2011, Motorola filed a motion for summary judgment on the remaining claims against the Company and other individual defendants. On July 25, 2011, the district court denied the motion for summary judgment. On February 1, 2012, the parties in the Silverman litigation signed a settlement agreement to resolve all claims in that case for $200 million, $150 million of which is being paid by the Company's insurance carriers. The Court preliminarily approved the settlement agreement on February 16, 2012.  A final settlement approval hearing is scheduled for May 9, 2012.
Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 23 of the Company’s 2011 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 31, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)(3)
1/1/12 to 1/27/12	1,017,300	$46.41	1,017,300	$842,511,962
1/28/12 to 2/24/12	2,468,440	$46.29	2,468,440	$1,728,298,503
2/25/12 to 3/31/12 (4)	24,488,853	$49.19	24,488,853	$524,320,407
Total	27,974,593	$48.81	27,974,593

(1)	Average price paid per share of common stock repurchased is the weighted average execution price, including commissions paid to brokers.

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

(4)	On February 26, 2012, the Company entered into a stock purchase agreement with Carl C. Icahn and certain of his affiliates to purchase 23,739,642 shares of its common stock
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Stock Purchase Agreement, dated as of February 26, 2012, by and between Motorola Solutions, Inc. and Carl C. Icahn and certain of his affiliates (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on February 27, 2012 (File No. 1-7221)).

*10.2
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2012 filed on March 12, 2012 (File No. 1-7221)).

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
___________________________________

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
All other product or service names are the property of their respective owners. © 2012 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: April 25, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1
Stock Purchase Agreement, dated as of February 26, 2012, by and between Motorola Solutions, Inc. and Carl C. Icahn and certain of his affiliates (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on February 27, 2012 (File No. 1-7221)).

*10.2
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2012 filed on March 12, 2012 (File No. 1-7221)).

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
___________________________________

*	Filed herewith
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.