Form 10-Q/A
period 2012-03-31
Motorola Solutions, Inc.
filed 2012-05-14
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Motorola Solutions, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2012, originally filed with the Securities and Exchange Commission on April 25, 2012. This Amendment is being filed solely for the purpose of correcting incorrect conformed signatures in the certifications filed as Exhibits 31.2 and 32.2 and correcting the referenced quarterly report date in the body of the certifications filed as Exhibits 32.1 and 32.2 to the original periodic report. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire periodic report is included in this Amendment No. 1. Other than the corrections made to the conformed signatures and typographical errors described above, no other statement or amount has been changed from those presented in the Form 10-Q for the quarter ended March 31, 2012 originally filed by the Company on April 25, 2012.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 14, 2012

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