Form 10-Q
period 2012-06-30
Motorola Solutions, Inc.
filed 2012-07-25
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 30, 2012:

Class	Number of Shares
Common Stock; $.01 Par Value	286,306,457

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales from products	$1,563	$1,453	$3,007	$2,827
Net sales from services	585	531	1,097	991
Net sales	2,148	1,984	4,104	3,818
Costs of product sales	712	645	1,370	1,269
Costs of services sales	376	332	701	618
Costs of sales	1,088	977	2,071	1,887
Gross margin	1,060	1,007	2,033	1,931
Selling, general and administrative expenses	496	482	968	943
Research and development expenditures	269	260	523	499
Other charges	17	106	32	161
Operating earnings	278	159	510	328
Other income (expense):
Interest expense, net	(16)	(21)	(30)	(41)
Gain on sales of investments and businesses, net	3	1	20	19
Other	(25)	(78)	(16)	(73)
Total other expense	(38)	(98)	(26)	(95)
Earnings from continuing operations before income taxes	240	61	484	233
Income tax expense (benefit)	63	13	148	(176)
Earnings from continuing operations	177	48	336	409
Earnings from discontinued operations, net of tax	5	299	3	429
Net earnings	182	347	339	838
Less: Loss attributable to noncontrolling interests	—	(2)	—	(8)
Net earnings attributable to Motorola Solutions, Inc.	182	349	339	846
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$177	$50	$336	$417
Earnings from discontinued operations, net of tax	5	299	3	429
Net earnings	$182	$349	$339	$846
Earnings per common share:
Basic:
Continuing operations	$0.61	$0.15	$1.11	$1.23
Discontinued operations	0.02	0.87	0.01	1.26
	$0.63	$1.02	$1.12	$2.49
Diluted:
Continuing operations	$0.60	$0.14	$1.09	$1.20
Discontinued operations	0.01	0.86	0.01	1.24
	$0.61	$1.00	$1.10	$2.44
Weighted average common shares outstanding:
Basic	290.6	341.2	302.1	339.3
Diluted	296.1	348.5	308.1	346.3
Dividends paid per share	$0.22	—	$0.44	—
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net earnings	$182	$347
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $25 and $18	46	33
Remeasurement of retirement benefits, net of tax of $0 and $9	—	(77)
Foreign currency translation adjustment, net of tax of $(6) and $(2)	(18)	33
Net gain (loss) on derivative hedging instruments, net of tax of $0 and $(2)	(2)	2
Net unrealized gain on securities, net of tax of $6 and $6	8	9
Total other comprehensive income	34	—
Comprehensive income	216	347
Less: Loss attributable to noncontrolling interest	—	(2)
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$216	$349

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Net earnings	$339	$838
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $51 and $36	95	65
Remeasurement of retirement benefits, net of tax of $0 and $9	—	(77)
Foreign currency translation adjustment, net of tax of $(10) and $(5)	(22)	83
Net gain on derivative hedging instruments, net of tax of $0 and $0	2	2
Net unrealized gain on securities, net of tax of $6 and $6	8	9
Total other comprehensive income	83	82
Comprehensive income	422	920
Less: Loss attributable to noncontrolling interest	—	(8)
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$422	$928
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,772	$1,881
Sigma Fund and short-term investments	1,933	3,210
Accounts receivable, net	1,590	1,866
Inventories, net	488	512
Deferred income taxes	679	613
Other current assets	761	686
Total current assets	7,223	8,768
Property, plant and equipment, net	857	896
Investments	200	166
Deferred income taxes	2,190	2,375
Goodwill	1,430	1,428
Other assets	293	296
Total assets	$12,193	$13,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$405
Accounts payable	637	677
Accrued liabilities	2,349	2,733
Total current liabilities	2,990	3,815
Long-term debt	1,861	1,130
Other liabilities	3,469	3,710
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 6/30/12—288.0; 12/31/11—320.0
Outstanding shares: 6/30/12—286.3; 12/31/11—318.8
Additional paid-in capital	5,410	7,071
Retained earnings	1,228	1,016
Accumulated other comprehensive loss	(2,793)	(2,876)
Total Motorola Solutions, Inc. stockholders’ equity	3,848	5,214
Noncontrolling interests	25	60
Total stockholders’ equity	3,873	5,274
Total liabilities and stockholders’ equity	$12,193	$13,929
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Noncontrolling Interests
Balance at December 31, 2011	320.0	$7,074	$(2,876)	$1,016	$60
Net earnings				339	—
Net unrealized gain on securities, net of tax of $6			8
Foreign currency translation adjustments, net of tax of $(10)			(22)
Amortization of retirement benefit adjustments, net of tax of $51			95
Issuance of common stock and stock options exercised	5.1	11
Share repurchase program	(37.1)	(1,804)
Excess tax benefit from share-based compensation		17
Share-based compensation expense		95
Net gain on derivative hedging instruments, net of tax of $0			2
Acquisition of noncontrolling interest from Japanese subsidiary		20			(35)
Dividends declared ($0.22 per share)				(127)
Balance at June 30, 2012	288.0	$5,413	$(2,793)	$1,228	$25
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2012	July 2, 2011
Operating
Net earnings attributable to Motorola Solutions, Inc.	$339	$846
Loss attributable to noncontrolling interests	—	(8)
Net earnings	339	838
Earnings from discontinued operations, net of tax	3	429
Earnings from continuing operations	336	409
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	106	181
Non-cash other expense (income)	(1)	45
Share-based compensation expense	95	78
Gain on sales of investments and businesses, net	(20)	(19)
Loss from the extinguishment of long-term debt	6	81
Deferred income taxes	93	(10)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	262	88
Inventories	(8)	(12)
Other current assets	(77)	9
Accounts payable and accrued liabilities	(383)	(338)
Other assets and liabilities	(87)	(185)
Net cash provided by operating activities from continuing operations	322	327
Investing
Acquisitions and investments, net	68	(2)
Proceeds from (used for) sales of investments and businesses, net	(67)	1,078
Capital expenditures	(101)	(60)
Proceeds from sales of property, plant and equipment	9	4
Proceeds from sales of Sigma Fund investments, net	1,277	266
Proceeds from sales of short-term investments, net	—	6
Net cash provided by investing activities from continuing operations	1,186	1,292
Financing
Repayment of debt	(411)	(616)
Net proceeds from issuance of debt	747	—
Contributions to Motorola Mobility	(73)	(3,200)
Issuance of common stock	63	128
Purchase of common stock	(1,804)	—
Excess tax benefits from share-based compensation	17	—
Payments of dividends	(134)	—
Distribution from (to) discontinued operations	(11)	81
Net cash used for financing activities from continuing operations	(1,606)	(3,607)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	2	44
Net cash used for investing activities from discontinued operations	—	(8)
Net cash provided by (used for) financing activities from discontinued operations	11	(81)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(13)	45
Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(11)	(17)
Net decrease in cash and cash equivalents	(109)	(2,005)
Cash and cash equivalents, beginning of period	1,881	4,208
Cash and cash equivalents, end of period	$1,772	$2,203
Cash Flow Information
Cash paid during the period for:
Interest, net	$54	$105
Income and withholding taxes, net of refunds	91	39
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and July 2, 2011, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, as required by ASU 2011-05. The Company adopted all other requirements of ASU 2011-05 effective January 1, 2012.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting
Assets and Liabilities.” The standard requires additional disclosure to enhance the comparability of U.S. GAAP and International Financial Reporting Standards ("IFRS") financial statements. The new standard is effective for annual and interim periods beginning January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on the Company's consolidated financial position or results of operations.

2.	Discontinued Operations
On January 1, 2012, the Company completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.
On October 28, 2011, the Company completed the previously announced sale of its Wireless Broadband businesses to Vector Capital. The operating results of the Wireless Broadband businesses, formerly included as part of the Enterprise segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.
On April 29, 2011 the Company completed the sale of certain assets and liabilities of its Networks business to Nokia Siemens Networks ("NSN"). The results of operations of the portions of the Networks business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following table displays summarized activity in the Company's condensed consolidated statement of operations for discontinued operations during the three and six months ended June 30, 2012 and July 2, 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$—	$330	$—	$1,228
Operating earnings (loss)	10	(1)	11	203
Gains (losses) on sales of investments and businesses, net	—	488	(7)	488
Earnings before income taxes	10	480	8	679
Income tax expense	5	181	5	250
Earnings from discontinued operations, net of tax	$5	$299	$3	$429

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Other charges (income):
Amortization of intangible assets	$6	$50	$12	$100
Legal matters and intellectual property reserve adjustments, net	—	48	—	48
Pension plan adjustments	—	(9)	—	(9)
Reorganization of business charges	11	17	20	22
	$17	$106	$32	$161
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest income (expense), net:
Interest expense	$(25)	$(40)	$(50)	$(74)
Interest income	9	19	20	33
	$(16)	$(21)	$(30)	$(41)
Other:
Loss from the extinguishment of long-term debt	$(6)	$(81)	$(6)	$(81)
Investment impairments	—	—	(2)	(3)
Foreign currency gain (loss)	(21)	6	(11)	11
Other	2	(3)	3	—
	$(25)	$(78)	$(16)	$(73)

Earnings Per Common Share
The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from continuing operations		Net Earnings
Three Months Ended	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic earnings per common share:
Earnings	$177	$50	$182	$349
Weighted average common shares outstanding	290.6	341.2	290.6	341.2
Per share amount	$0.61	$0.15	$0.63	$1.02
Diluted earnings per common share:
Earnings	$177	$50	$182	$349
Weighted average common shares outstanding	290.6	341.2	290.6	341.2
Add effect of dilutive securities:
Share-based awards and other	5.5	7.3	5.5	7.3
Diluted weighted average common shares outstanding	296.1	348.5	296.1	348.5
Per share amount	$0.60	$0.14	$0.61	$1.00

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Six Months Ended	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic earnings per common share:
Earnings	$336	$417	$339	$846
Weighted average common shares outstanding	302.1	339.3	302.1	339.3
Per share amount	$1.11	$1.23	$1.12	$2.49
Diluted earnings per common share:
Earnings	$336	$417	$339	$846
Weighted average common shares outstanding	302.1	339.3	302.1	339.3
Add effect of dilutive securities:
Share-based awards and other	6.0	7.0	6.0	7.0
Diluted weighted average common shares outstanding	308.1	346.3	308.1	346.3
Per share amount	$1.09	$1.20	$1.10	$2.44
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended June 30, 2012, the assumed exercise of 6.2 million and 6.0 million stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended July 2, 2011, the assumed exercise of 8.0 million and 8.8 million stock options, respectively, and the assumed vesting of 0.3 million and 0.2 million restricted stock units, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.8 billion and $1.9 billion at June 30, 2012 and December 31, 2011, respectively. Of these amounts, $62 million at June 30, 2012 and $63 million at December 31, 2011, was restricted.

Sigma Fund
The Sigma Fund consists of the following:

	June 30, 2012	December 31, 2011
Cash	$15	$264
Securities:
U.S. government, agency, and government-sponsored enterprise obligations	1,916	2,944
	$1,931	$3,208
Investments
Investments consist of the following:

	Recorded Value		Less
June 30, 2012	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$16	$—	$—	$16
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	48	16	(2)	34
	2	76	16	(2)	64
Other securities, at cost	—	102	—	—	102
Equity method investments	—	22	—	—	22
	$2	$200	$16	$(2)	$188

	Recorded Value		Less
December 31, 2011	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$16	$—	$—	$16
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	11	2	(1)	10
	2	39	2	(1)	40
Other securities, at cost	—	106	—	—	106
Equity method investments	—	21	—	—	21
	$2	$166	$2	$(1)	$167

Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 30, 2012	December 31, 2011
Accounts receivable	$1,639	$1,911
Less allowance for doubtful accounts	(49)	(45)
	$1,590	$1,866
Inventories, Net
Inventories, net, consist of the following:

	June 30, 2012	December 31, 2011
Finished goods	$315	$319
Work-in-process and production materials	346	363
	661	682
Less inventory reserves	(173)	(170)
	$488	$512
Other Current Assets
Other current assets consist of the following:

	June 30, 2012	December 31, 2011
Costs and earnings in excess of billings	$346	$302
Contract-related deferred costs	142	142
Tax-related refunds receivable	82	85
Other	191	157
	$761	$686
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	June 30, 2012	December 31, 2011
Land	$55	$69
Building	754	774
Machinery and equipment	2,140	2,052
	2,949	2,895
Less accumulated depreciation	(2,092)	(1,999)
	$857	$896
Depreciation expense for the three months ended June 30, 2012 and July 2, 2011 was $48 million and $40 million, respectively. Depreciation expense for the six months ended June 30, 2012 and July 2, 2011 was $94 million and $81 million, respectively.

Other Assets
Other assets consist of the following:

	June 30, 2012	December 31, 2011
Intangible assets	$36	$48
Long-term receivables	50	37
Other	207	211
	$293	$296
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Deferred revenue	$788	$774
Billings in excess of costs and earnings	395	250
Compensation	290	471
Tax liabilities	93	126
Customer reserves	105	125
Dividend payable	63	70
Networks purchase price adjustment	—	96
Other	615	821
	$2,349	$2,733
Other Liabilities
Other liabilities consist of the following:

	June 30, 2012	December 31, 2011
Defined benefit plans, including split dollar life insurance policies	$2,487	$2,675
Postretirement health care benefit plan	301	295
Deferred revenue	260	275
Unrecognized tax benefits	91	112
Other	330	353
	$3,469	$3,710
Stockholders’ Equity
Share Repurchase Program: On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allows the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012. On January 30, 2012, the Company announced that its Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012. On February 26, 2012, the Company entered into a stock purchase agreement with Carl C. Icahn and certain of his affiliates to purchase 23,739,362 shares of its common stock. The Company paid an aggregate of $439 million during the second quarter of 2012, including transactions costs, to repurchase 9.1 million shares at an average price of $48.30 per share. During the first half of 2012, the Company paid an aggregate of $1.8 billion, including transaction costs, to repurchase 37.1 million shares at an average price of $48.69 per share. All repurchased shares have been retired.
On July 25, 2012, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $5.0 billion, and extended the entire share repurchase program indefinitely with no expiration date.  As of June 30, 2012, the Company has used approximately $2.9 billion, including transaction costs, to repurchase shares, leaving approximately $2.1 billion available for repurchases.

Payment of Dividends: During the three and six months ended June 30, 2012, the Company paid $64 million and $134 million, respectively, in cash dividends to holders of its common stock.
On July 25, 2012, the Company announced that its Board of Directors approved an increase of the quarterly cash dividend from $0.22 per share to $0.26 per share of common stock. The next quarterly cash dividend will be payable on October 15, 2012 to shareholders of record as of the close of business on September 14, 2012.
Noncontrolling Interest:  On January 1, 2012, the Company entered into a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  One of those transactions was acquiring the remaining 20% of the land mobile radio business previously owned by our Japanese joint venture.  The acquisition of the remaining 20% of this land mobile radio business, in which the Company already had a controlling interest, resulted in a decrease of $35 million to the Company's noncontrolling interest, and an increase of $20 million to the Company's additional paid in capital, which primarily represents the increase in deferred tax assets from the acquisition of the 20% of the land mobile radio business assets.

4.	Debt and Credit Facilities
In May 2012, the Company issued an aggregate face principle amount of $750 million of 3.750% Senior Notes due May 15, 2022 (the “2022 Senior Notes”).  Also in May 2012, the Company called for the redemption of the $400 million aggregate principal amount outstanding of its 5.375% Senior Notes due November 2012 (the “2012 Senior Notes”).  All of the 2012 Senior Notes were redeemed in June 2012 for an aggregate purchase price of approximately $408 million.  After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $6 million related to this redemption within Other income (expense) in the condensed consolidated statements of operations.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
As of June 30, 2012, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 30, 2012. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during the three and six months ended June 30, 2012.

5.	Risk Management
Derivative Financial Instruments
Foreign Currency Risk
At June 30, 2012, the Company had outstanding foreign exchange contracts with notional amounts totaling $360 million, compared to $524 million outstanding at December 31, 2011. The decrease in outstanding contracts is primarily related to the reduction of foreign assets due to repatriation activities. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 30, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	June 30, 2012	December 31, 2011
Chinese Renminbi	$(144)	$(283)
Euro	50	8
Israeli Shekel	(41)	8
Japanese Yen	32	46
Australian Dollar	(16)	(6)
Interest Rate Risk
At June 30, 2012, the Company had $1.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. As of June 30, 2012, the fair value of the Interest Agreements was in a liability position of $4 million, compared to a liability position of $3 million at December 31, 2011.

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 30, 2012, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of June 30, 2012, the Company was exposed to an aggregate net credit risk of approximately $1 million with all counterparties.
The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company, including amounts held for disposition, at June 30, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	Assets		Liabilities
June 30, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	2	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	1		6
Total derivatives	$1		$7

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$2	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	1		6
Total derivatives	$1		$8
The following tables summarize the effect of derivative instruments in our condensed consolidated statements of operations, including amounts related to discontinued operations, for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Statement of Operations Location
Gain (loss) on Derivative Instruments	June 30, 2012	July 2, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$(4)	$(3)	Other income (expense)
Foreign exchange contracts	1	(8)	Other income (expense)
Total derivatives not designated as hedging instruments	$(3)	$(11)

	Six Months Ended		Statement of Operations Location
Gain (loss) on Derivative Instruments	June 30, 2012	July 2, 2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$(8)	$(5)	Other income (expense)
Foreign exchange contracts	(3)	(15)	Other income (expense)
Total derivatives not designated as hedging instruments	$(11)	$(20)
The following tables summarize the gains and losses recognized in the condensed consolidated financial statements, including amounts related to discontinued operations, for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 30, 2012	July 2, 2011
Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss	$(2)	$—	Accumulated other comprehensive loss
Gain reclassified from Accumulated other comprehensive loss into Net earnings	—	2	Cost of sales

	Six Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 30, 2012	July 2, 2011
Derivatives in cash flow hedging relationships:
Gain recognized in Accumulated other comprehensive loss	$1	$3	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings	(1)	2	Cost of sales

6.	Income Taxes
At June 30, 2012 and December 31, 2011, the Company had valuation allowances of $364 million and $366 million, respectively, including $335 million and $336 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. During the three months ended April 2, 2011, the Company reassessed its valuation allowance requirements taking into consideration the Distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Motorola Solutions U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. As a result, in the three months ended April 2, 2011, the Company recorded a $244 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets.
The U.S. valuation allowance as of June 30, 2012 relates primarily to state tax carryforwards. The valuation allowance relating to deferred tax assets of non-U.S. subsidiaries was reduced for tax attributes of a non-controlling interest disposed of during the first quarter, partially offset by an increase for current year activity and exchange rate variances. The Company believes the remaining deferred tax assets are more-likely-than-not to be realized based on estimates of future taxable income and the implementation of tax planning strategies.
The Company had unrecognized tax benefits of $159 million and $191 million at June 30, 2012 and December 31, 2011,

respectively, of which $117 million and $150 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the six months ended June 30, 2012, the Company reduced its unrecognized tax benefits primarily for settlements with tax authorities in the amount of $31 million, of which $13 million was recognized as a tax benefit and the remainder reduced tax carryforwards and prepaid tax assets.
Based on the potential outcome of the Company’s global tax examinations or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $50 million tax benefit, with cash payments in the range of $0 to $25 million.
During the three months ended June 30, 2012, the Internal Revenue Service (“IRS”) concluded its audit of Motorola Solutions, Inc.'s 2008 and 2009 tax years. The Company has audits pending in several tax jurisdictions. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on the Company's results of operations in the periods in which the matters are ultimately resolved.

7.	Retirement Benefits
Pension Benefit Plans
The net periodic pension costs for the U.S. and Non-U.S. plans were as follows:

	June 30, 2012		July 2, 2011
Three Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$3	$—	$8
Interest cost	87	18	83	31
Expected return on plan assets	(105)	(19)	(96)	(35)
Amortization of:
Unrecognized net loss	62	6	47	5
Unrecognized prior service credit	—	(1)	—	(5)
Settlement/curtailment loss (gain)	—	—	3	(9)
Net periodic pension expense (benefit)	$44	$7	$37	$(5)

	June 30, 2012		July 2, 2011
Six Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$6	$—	$14
Interest cost	175	36	171	49
Expected return on plan assets	(211)	(38)	(194)	(55)
Amortization of:
Unrecognized net loss	130	11	95	8
Unrecognized prior service cost	—	(2)	—	(7)
Settlement/curtailment loss (gain)	—	—	4	(9)
Net periodic pension cost	$94	$13	$76	$—
During the six months ended June 30, 2012, contributions of $132 million were made to the Company’s U.S. plans, and $18 million to the Company’s Non-U.S. plans.

Postretirement Health Care Benefit Plans
Net postretirement health care expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$1	$1	$2	$2
Interest cost	5	6	10	12
Expected return on plan assets	(3)	(4)	(6)	(8)
Amortization of:
Unrecognized net loss	3	3	6	6
Net postretirement health care expense	$6	$6	$12	$12
The Company made no contributions to its postretirement healthcare fund during the six months ended June 30, 2012.
Defined Contribution Plans
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees' contributions. Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. For the six months ended June 30, 2012, the Company made no additional discretionary matching contribution.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Share-based compensation expense included in:
Costs of sales	$7	$5	$13	$8
Selling, general and administrative expenses	31	25	57	54
Research and development expenditures	14	9	25	16
Share-based compensation expense included in Operating earnings	52	39	95	78
Tax benefit	21	13	34	25
Share-based compensation expense, net of tax	$31	$26	$61	$53
Decrease in basic earnings per share	$(0.11)	$(0.08)	$(0.20)	$(0.16)
Decrease in diluted earnings per share	$(0.10)	$(0.08)	$(0.20)	$(0.15)
Share-based compensation expense in discontinued operations	$—	$5	$—	$13
For the three months ended June 30, 2012, the Company granted 1.5 million and 1.2 million RSUs and stock options, respectively. The total compensation expense, net of estimated forfeitures, for these RSUs and stock options was $62 million and $11 million, respectively. For the six months ended June 30, 2012, the Company granted 1.5 million RSUs and 1.2 million stock options. The total compensation expense, net of estimated forfeitures, for these RSUs and stock options was $63 million and $11 million, respectively. The expense will be recognized over a weighted average vesting period of 3 years.
Employee Stock Purchase Plans
The employee stock purchase plans allow eligible participants to purchase shares of the Company's common stock through payroll deductions of eligible compensation on an after-tax basis. Effective April 1, 2012, the Company increased the maximum purchase from 10% to 20% of eligible compensation. Plan participants cannot purchase more than $25,000 of stock in any calendar year.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$1,916	$1,916
Foreign exchange derivative contracts	—	1	1
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	16
Corporate bonds	—	10	10
Mortgage-backed securities	—	2	2
Common stock and equivalents	40	8	48
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3
Interest agreement derivative contracts	—	4	4

December 31, 2011	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,944	$2,944
Foreign exchange derivative contracts	—	1	1
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	16
Corporate bonds	—	10	10
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	8	11
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest agreement derivative contracts	—	3	3

The Company had no level 3 holdings as of June 30, 2012 and December 31, 2011.
The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended	Six Months Ended
	July 2, 2011	July 2, 2011
Beginning balance	$21	$15
Transfers to Level 3	—	21
Payments received and securities sold	—	(18)
Gain on Sigma Fund investments included in Other income (expense)	—	3
Ending balance	$21	$21
At June 30, 2012, the Company had $504 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $437 million at December 31, 2011. The money market funds have quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at June 30, 2012 was $2.0 billion (Level 2), compared to a face value of $1.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	June 30, 2012	December 31, 2011
Long-term receivables	$132	$177
Less allowance for losses	(1)	(10)
	131	167
Less current portion	(81)	(130)
Non-current long-term receivables, net	$50	$37
The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $96 million at June 30, 2012, compared to $138 million at December 31, 2011. The majority of the outstanding commitments at June 30, 2012 are related to a variety of government and public safety customers.
The Company had retained the funded portion of the financing arrangements related to the Networks business following the sale to NSN, which totaled a net amount of $63 million at June 30, 2012. These receivables have an allowance for uncollectable accounts of $9 million classified as current, and $1 million classified as non-current. As of June 30, 2012, $50 million of net receivables are classified as long-term. The remainder of the long-term receivables are current and included in Accounts receivable, net.

Sales of Receivables
The Company had no committed facilities for the sale of accounts receivable or long-term receivables at June 30, 2012 or at December 31, 2011.
The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$2	$—	$7	$1
Long-term receivables sales proceeds	62	17	129	23
Total proceeds from one-time sales of accounts receivable	$64	$17	$136	$24
At June 30, 2012, the Company had retained servicing obligations for $317 million of long-term receivables, compared to $263 million of long-term receivables at December 31, 2011. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.
At June 30, 2012, the Company was subject to a recourse obligation related to the sale of $189 million of accounts receivable sold during 2011 and the first half of 2012 generated by the Networks business and retained after the sale to NSN. This obligation is only triggered upon the insufficiency of a third party legally binding support letter backing the sold receivables. The conditions which must occur in order for the Company to be required to make a payment under this obligation are deemed remote and the fair value of this obligation at the outset of the arrangement and as of June 30, 2012, is zero.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at June 30, 2012 and December 31, 2011 is as follows:

June 30, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$9	$—	$—	$—
Commercial loans and leases secured	82	1	2	2
Commercial loans unsecured	41	—	—	—
Total gross long-term receivables, including current portion	$132	$1	$2	$2

December 31, 2011	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	61	1	2	—
Commercial loans unsecured	102	—	—	—
Total gross long-term receivables, including current portion	$177	$1	$2	$—
The Company did have financing receivables past due over 90 days as of June 30, 2012 in relation to a loan related to the funded portion of a financing arrangement from the Networks business following the sale to NSN. The Company is no longer accruing interest on this loan as of December 31, 2011. A $10 million reserve was established for this loan due to collectability issues at December 31, 2011, of which $9 million is classified as current, and $1 million is classified as non-current at June 30, 2012.

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of a percentage of the contract value. The total amount of indemnification under these types of provisions is $214 million, of which the Company accrued $2 million at June 30, 2012 for potential claims under these provisions.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements. However there is an increasing risk in relation to patent indemnities given the current legal climate.
In addition, pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

12.	Segment Information
The following table summarizes the Net sales by segment:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Government	$1,459	$1,284	$2,760	$2,451
Enterprise	689	700	1,344	1,367
	$2,148	$1,984	$4,104	$3,818

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Government	$197	$105	$347	$204
Enterprise	81	54	163	124
Operating earnings	278	159	510	328
Total other income (expense)	(38)	(98)	(26)	(95)
Earnings from continuing operations before income taxes	$240	$61	$484	$233

13.	Reorganization of Businesses
2012 Charges
During the three months ended June 30, 2012, the Company recorded net reorganization of business charges of $14 million including $11 million of charges in Other charges, and $3 million of charges in Costs of sales in our condensed consolidated statements of operations. The $14 million of charges all relate to employee separation costs.
During the six months ended June 30, 2012, the Company recorded net reorganization of business charges of $23 million, including, $20 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $23 million are charges of $26 million for employee separation costs, and $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

June 30, 2012	Three Months Ended	Six Months Ended
Government	$9	$16
Enterprise	5	7
	$14	$23
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs from January 1, 2012 to June 30, 2012:

	Accruals at January 1, 2012	Additional Charges	Adjustments	Amount Used	Accruals at June 30, 2012
Exit costs	$14	$—	$3	$(5)	$12
Employee separation costs	30	26	(4)	(25)	27
	$44	$26	$(1)	$(30)	$39
Exit Costs
At January 1, 2012, the Company had an accrual of $14 million for exit costs attributable to lease terminations. During the six months ended June 30, 2012, there were no additional charges related to the exit of leased facilities. The $5 million used reflects cash payments. The remaining accrual of $12 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 30, 2012, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2012, the Company had an accrual of $30 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2011, and (ii) approximately 300 employees who began receiving payments in 2012. The 2012 additional charges of $26 million represent severance costs for approximately 400 primarily indirect employees. The adjustment of $4 million reflects reversals of accruals no longer needed. The $25 million used reflects cash payments. The remaining accrual of $27 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 30, 2012, is expected to be paid, generally, within one year to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2011 Charges
During the three months ended July 2, 2011, the Company recorded net reorganization of business charges of $17 million, primarily under Other charges in the Company’s condensed consolidated statements of operations. Included in the $17 million are charges of $5 million for employee separation costs and $13 million for exit costs, partially offset by $1 million of reversals for accruals no longer needed.
During the six months ended July 2, 2011, the Company recorded net reorganization of business charges of $25 million, including $3 million of charges in Costs of sales and $22 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the $25 million are charges of $14 million for employee separation costs and $13 million related to the exit of leased facilities, partially offset by $2 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

July 2, 2011	Three Months Ended	Six Months Ended
Government	$10	$18
Enterprise	7	7
	$17	$25
During the six months ended July 2, 2011, approximately 200 primarily indirect employees, were separated from the Company, resulting in charges of $14 million. These charges were offset by adjustments of $2 million, reflecting reversals of accruals no longer needed, and $36 million used for cash payments.

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$635	$629	$635	$627
Patents	277	277	277	277
Customer-related	137	113	137	103
Licensed technology	23	18	23	18
Other intangibles	90	89	90	89
	$1,162	$1,126	$1,162	$1,114
Amortization expense on intangible assets was $6 million for the three months ended June 30, 2012 and $50 million for the three months ended July 2, 2011. For the six months ended June 30, 2012 and July 2, 2011, amortization expense on intangible assets was $12 million and $100 million, respectively. As of June 30, 2012, annual amortization expense is estimated to be $25 million in 2012, $10 million in 2013, $8 million in 2014, $3 million in 2015 and $2 million in 2016.
Amortized intangible assets, excluding goodwill, by segment:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$53	$48	$53	$48
Enterprise	1,109	1,078	1,109	1,066
	$1,162	$1,126	$1,162	$1,114

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2012 to June 30, 2012:

	Government	Enterprise	Total
Balances as of January 1, 2012:
Aggregate goodwill acquired/disposed	$350	$2,642	$2,992
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$350	$1,078	$1,428
Goodwill acquired	—	3	3
Goodwill disposed	(1)	—	(1)
Balance as of June 30, 2012:
Aggregate goodwill acquired/disposed	$349	$2,645	$2,994
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,081	$1,430

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended June 30, 2012 and July 2, 2011, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2011.
Executive Overview
We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our communications-focused products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership. We are positioned for success with sales in more than 100 countries, 21,000 employees worldwide, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
We report financial results for two operating segments:
Government: Our Government segment includes sales of public safety mission-critical communications systems, commercial two-way radio systems and devices, software and services. In the second quarter of 2012, the segment’s net sales were $1.5 billion, representing 68% of our consolidated net sales.
Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and services. In the second quarter of 2012, the segment’s net sales were $689 million, representing 32% of our consolidated net sales.
Recent Developments
On June 15, 2012, we announced a recommended cash offer to acquire Psion Plc., a leader in mobile computing solutions, for approximately $200 million. The transaction is expected to be completed in the fourth quarter of 2012, subject to the satisfaction of close conditions.
On January 1, 2012, we completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses. The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.
Second Quarter Summary

•	We increased net sales by 8% to $2.1 billion in the second quarter of 2012, compared to net sales of $2.0 billion in the second quarter of 2011.

•	We generated operating earnings of $278 million, or 12.9% of net sales, in the second quarter of 2012, compared to $159 million, or 8.0% of net sales, in the second quarter of 2011.

•
We had earnings from continuing operations, net of tax, of $177 million, or $0.60 per diluted common share, in the second quarter of 2012, compared to earnings from continuing operations, net of tax, of $50 million, or $0.14 per diluted common share, in the second quarter of 2011.

•	We generated cash from operating activities of $322 million during the first half of 2012, compared to $327 million in the first half of 2011.

•	We returned $1.9 billion in capital to shareholders through share repurchases and dividends during the first half of 2012.

•	We issued $750 million of 3.750% senior notes due 2022 and redeemed $400 million of 5.375% senior notes due in November 2012.
Highlights for each of our segments are as follows:

•
Government: Net sales were $1.5 billion in the second quarter of 2012, an increase of 14% compared to net sales of $1.3 billion during the second quarter of 2011. On a geographic basis, net sales increased in all regions compared to the year-ago quarter.

•
Enterprise: Net sales were $689 million in the second quarter of 2012, a decrease of 2% compared to net sales of $700 million in the second quarter of 2011. On a geographic basis, net sales increased in North America and Asia, and declined in Latin America and Europe, Middle East and Africa region ("EMEA").

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 30, 2012	% of Sales**	July 2, 2011	% of Sales**	June 30, 2012	% of Sales**	July 2, 2011	% of Sales**
Net sales from products	$1,563		$1,453		$3,007		$2,827
Net sales from services	585		531		1,097		991
Net sales	2,148		1,984		4,104		3,818
Costs of products sales	712	45.6%	645	44.4%	1,370	45.6%	1,269	44.9%
Costs of services sales	376	64.3%	332	62.5%	701	63.9%	618	62.4%
Costs of sales	1,088		977		2,071		1,887
Gross margin	1,060	49.3%	1,007	50.8%	2,033	49.5%	1,931	50.6%
Selling, general and administrative expenses	496	23.1%	482	24.3%	968	23.6%	943	24.7%
Research and development expenditures	269	12.5%	260	13.1%	523	12.7%	499	13.1%
Other charges	17	0.8%	106	5.3%	32	0.8%	161	4.2%
Operating earnings	278	12.9%	159	8.0%	510	12.4%	328	8.6%
Other income (expense):
Interest expense, net	(16)	(0.7)%	(21)	(1.1)%	(30)	(0.7)%	(41)	(1.1)%
Gains on sales of investments and businesses, net	3	0.1%	1	0.1%	20	0.5%	19	0.5%
Other expense	(25)	(1.2)%	(78)	(3.9)%	(16)	(0.4)%	(73)	(1.9)%
Total other expense	(38)	(1.8)%	(98)	(4.9)%	(26)	(0.6)%	(95)	(2.5)%
Earnings from continuing operations before income taxes	240	11.2%	61	3.1%	484	11.8%	233	6.1%
Income tax expense (benefit)	63	2.9%	13	0.7%	148	3.6%	(176)	(4.6)%
	177	8.2%	48	2.4%	336	8.2%	409	10.7%
Less: Loss attributable to noncontrolling interests	—	—%	(2)	(0.1)%	—	—%	(8)	(0.2)%
Earnings from continuing operations*	177	8.2%	50	2.5%	336	8.2%	417	10.9%
Earnings from discontinued operations, net of tax	5	0.2%	299	15.1%	3	0.1%	429	11.2%
Net earnings	$182	8.5%	$349	17.6%	$339	8.3%	$846	22.2%
Earnings per diluted common share:
Continuing operations	$0.60		$0.14		$1.09		$1.20
Discontinued operations	0.01		0.86		0.01		1.24
	$0.61		$1.00		$1.10		$2.44
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended June 30, 2012 compared to three months ended July 2, 2011
Net Sales
Net sales were $2.1 billion in the second quarter of 2012, up 8% compared to net sales of $2.0 billion in the second quarter of 2011. The increase in net sales reflects: (i) $175 million, or 14%, increase in net sales in the Government segment driven by growth in all regions, and (ii) $11 million, or 2%, decrease in net sales in the Enterprise segment driven by the anticipated decline in iDEN infrastructure sales, as well as a decline related to foreign currency fluctuations, primarily related to the Euro.
Gross Margin
Gross margin was $1.1 billion, or 49.3% of net sales, in the second quarter of 2012, compared to $1.0 billion, or 50.8% of net sales, in the second quarter of 2011. The increase in gross margin of $53 million reflects an increase in gross margin in our Government segment driven by the 14% increase in net sales, offset by a decrease in gross margin in our Enterprise segment primarily related to changes in sales mix, as well as unfavorable foreign currency fluctuations, primarily related to the Euro. The decrease in gross margin as a percentage of net sales in the second quarter of 2012 compared to the second quarter of 2011, reflects a 1.2% decrease in gross margin percentage from product sales and a 1.8% decrease in gross margin from services sales. The decline in gross margin percentage from product sales primarily relates to a mix change quarter over quarter with more infrastructure being sold during the second quarter of 2012 than the second quarter of 2011. The decline in gross margin percentage from service sales primarily relates to the expansion of certain managed services contracts which generally have lower gross margin than our traditional service contracts.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 3% to $496 million, or 23.1% of net sales, in the second quarter of 2012, compared to $482 million, or 24.3% of net sales, in the second quarter of 2011. The increase in expense is primarily driven by an increase in pension and employee benefit related expenses. SG&A expenses as a percentage of net sales decreased in our Government segment, due to increased sales to absorb the incremental expenses, and increased in our Enterprise segment, due to reduced sales levels and increased expenses.
Research and Development Expenditures
Research and development (“R&D”) expenditures increased 3% to $269 million, or 12.5% of net sales, in the second quarter of 2012, compared to $260 million, or 13.1% of net sales, in the second quarter of 2011. R&D expenditures as a percentage of net sales decreased in our Government segment, due to increased sales to absorb the incremental R&D investment, and increased in our Enterprise segment, due to lower sales with incremental R&D investment. The increase in R&D expenditures reflects higher R&D expenditures in both segments, primarily due to: (i) an increase in employee benefit related expenses, and (ii) increased investment in next-generation technologies, including small strategic acquisitions closed subsequent to the second quarter of 2011.
Other Charges
We recorded net charges of $17 million in Other charges in the second quarter of 2012, compared to net charges of $106 million in the second quarter of 2011. The net charges in the second quarter of 2012 included: (i) $11 million of net reorganization of business charges, and (ii) $6 million of charges relating to the amortization of intangibles. The charges in the second quarter of 2011 included: (i) $50 million of charges relating to the amortization of intangibles, (ii) $48 million of net charges related to legal matters and intellectual property reserve adjustments, and (iii) $17 million of net reorganization of business charges, partially offset by $9 million of pension plan adjustments. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $16 million in the second quarter of 2012, compared to net interest expense of $21 million in the second quarter of 2011. Net interest expense in the second quarter of 2012 included interest expense of $25 million, partially offset by interest income of $9 million. Net interest expense in the second quarter of 2011 includes interest expense of $40 million, partially offset by interest income of $19 million. The decrease in net interest expense in the second quarter of 2012 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the second quarter of 2012 compared to the second quarter of 2011. Additionally, interest income decreased due to lower average cash and cash equivalents and lower yields during the second quarter of 2012 compared to the second quarter of 2011.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $3 million in the second quarter of 2012, compared to $1 million in the second quarter of 2011. In the second quarter of 2012 the net gains were primarily comprised of a gain related to the sale of one of our equity investments.

Other
Net Other expense was $25 million in the second quarter of 2012, compared to net Other expense of $78 million in the second quarter of 2011. The net Other expense in the second quarter of 2012 was primarily comprised of: (1) $21 million foreign currency expense and (ii) $6 million loss from the extinguishment of debt. The net Other expense in the second quarter of 2011 included an $81 million loss from the extinguishment of debt, partially offset by $6 million of foreign currency gains.
Effective Tax Rate
We recorded $63 million of net tax expense in the second quarter of 2012, resulting in an effective tax rate of 26%, compared to $13 million of net tax expense in the second quarter of 2011, resulting in an effective tax rate of 21%.
Our effective tax rate in the second quarter of 2012 is lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. Our effective tax rate in the second quarter of 2011 was lower than the U.S. statutory tax rate of 35% primarily due to a non U.S. pension curtailment gain for which no tax expense was recorded.
While our effective tax rate may change from period to period due to non-recurring events, such as settlements of income tax audits and changes in valuation allowances, we expect our effective tax rate to be close to the U.S. statutory tax rate primarily due to our current repatriation strategy and the U.S. federal income tax accrual on undistributed foreign earnings.
Earnings from Continuing Operations
After taxes, and excluding the Loss attributable to noncontrolling interests, we had net earnings from continuing operations of $177 million, or $0.60 per diluted share, in the second quarter of 2012, compared to net earnings from continuing operations of $50 million, or $0.14 per diluted share, in the second quarter of 2011.
The increase in net earnings from continuing operations was primarily driven by: (i) an 8% increase in sales, (ii) improved operating leverage, (iii) a decrease of $89 million of Other charges, and (iv) a decrease of $60 million of Total other expense.
Earnings from Discontinued Operations
In the second quarter of 2012, we had after-tax earnings from discontinued operations of $5 million, or $0.01 per diluted share, compared to $299 million, or $0.86 per diluted share, in the second quarter of 2011. The after-tax earnings from discontinued operations in the second quarter of 2011 is primarily from the gain on sale of the Networks business.
Results of Operations—Six months ended June 30, 2012 compared to six months ended July 2, 2011
Net Sales
Net sales were $4.1 billion in the first half of 2012, up 7% compared to net sales of $3.8 billion in the first half of 2011. The increase in net sales reflects: (i) $309 million, or 13%, increase in net sales in the Government segment driven by growth in all regions, and (ii) $23 million, or 2%, decrease in net sales in the Enterprise segment driven by the anticipated decline in iDEN infrastructure sales, as well as unfavorable foreign currency fluctuations, primarily related to the Euro.
Gross Margin
Gross margin was $2.0 billion, or 49.5% of net sales, in the first half of 2012, compared to $1.9 billion, or 50.6% of net sales, in the first half of 2011. The increase in gross margin of $102 million reflects higher gross margin in our Government segment driven by the 13% increase in net sales, offset by lower gross margin in our Enterprise segment primarily related to the decline in iDEN infrastructure sales, as well as unfavorable foreign currency fluctuations, primarily related to the Euro. The decrease in gross margin as a percentage of net sales in the first half of 2012, compared to the first half of 2011 reflects a 0.7% decline in gross margin from product sales and a 1.5% decline in gross margin from service sales. The decline in gross margin percentage from product sales primarily relates to a mix change quarter over quarter with more infrastructure being sold during the second quarter of 2012 than the second quarter of 2011. The decline in gross margin percentage from service sales primarily relates to the expansion of managed services which generally have lower gross margin than our traditional service contracts.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 3% to $968 million, or 23.6% of net sales, in the first half of 2012, compared to $943 million, or 24.7% of net sales, in the first half of 2011. The increase is driven by an increase in pension and employee benefit related expenses. SG&A expenses as a percentage of net sales decreased in our Government segment, due to increased sales to absorb the incremental expenses, and increased in our Enterprise segment, due to reduced sales levels and increased expenses.

Research and Development Expenditures
Research and development (“R&D”) expenditures increased 5% to $523 million, or 12.7% of net sales, in the first half of 2012, compared to $499 million, or 13.1% of net sales, in the first half of 2011. R&D expenditures as a percentage of net sales decreased in our Government segment, due to increased sales levels to absorb the incremental R&D investment, and increased in our Enterprise segment, due to lower sales and incremental R&D investment. The increase in R&D expenditures reflects higher R&D expenditures in both segments, primarily due to: (i) an increase in employee benefit related expenses, and (ii) increased investment in next-generation technologies, including small strategic acquisitions closed subsequent to the second quarter of 2011.
Other Charges
We recorded net charges of $32 million in Other charges in the first half of 2012, compared to net charges of $161 million in the first half of 2011. The net charges in the first half of 2012 included: (i) $20 million of net reorganization of business charges, and (ii) $12 million of charges relating to the amortization of intangibles. The charges in the first half of 2011 included: (i) $100 million of charges relating to the amortization of intangibles, (ii) $48 million of net charges related to legal matters and intellectual property reserve adjustments, and (iii) $22 million of net reorganization of business charges, partially offset by $9 million of pension plan adjustments. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $30 million in the first half of 2012, compared to net interest expense of $41 million in the first half of 2011. Net interest expense in the first half of 2012 included interest expense of $50 million, partially offset by interest income of $20 million. Net interest expense in the first half of 2011 includes interest expense of $74 million, partially offset by interest income of $33 million. The decrease in net interest expense in the first half of 2012 is primarily attributable to a decline in interest expense due to lower average debt outstanding during the first half of 2012 compared to the first half of 2011. Additionally, interest income decreased due to lower average cash and cash equivalents and lower yields during the first half of 2012 compared to the first half of 2011.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $20 million in the first half of 2012, compared to $19 million in the first half of 2011. In both the first half of 2012 and the first half of 2011, the net gains were primarily related to the sale of one of our equity investments.
Other
Net Other expense was $16 million in the first half of 2012, compared to net Other expense of $73 million in the first half of 2011. The net Other expense in the first half of 2012 was primarily comprised of: (i) $11 million foreign currency expense, and (ii) $6 million loss from the extinguishment of debt. The net Other expense in the first half of 2011 was primarily comprised of $81 million of charges related to a loss from the extinguishment of our outstanding long-term debt, partially offset by $11 million of foreign currency gains.
Effective Tax Rate
We recorded $148 million of net tax expense in the first half of 2012, resulting in an effective tax rate of 31%, compared to $176 million of net tax benefit in the first half of 2011, resulting in a negative effective tax rate. Our effective tax rate in the first half of 2012 is lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. Our negative effective tax rate in the first half of 2011 was primarily related to the recording of a $244 million non-cash tax benefit for the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets.
While our effective tax rate may change from period to period due to non-recurring events, such as settlements of income tax audits and changes in valuation allowances, we expect our effective tax rate to be close to the U.S. statutory tax rate primarily due to our current repatriation strategy and the U.S. federal income tax accrual on undistributed foreign earnings.
Earnings from Continuing Operations
After taxes, and excluding the Loss attributable to noncontrolling interests, we had net earnings from continuing operations of $336 million, or $1.09 per diluted share, in the first half of 2012, compared to net earnings from continuing operations of $417 million, or $1.20 per diluted share, in the first half of 2011.
The decrease in net earnings from continuing operations was primarily driven by the $244 million benefit for the valuation allowance reversal recorded during the first half of 2011. The decrease in income tax benefit was partially offset by (i) $129 million decrease in Other charges, and (ii) $102 million increase in gross margin.

Earnings from Discontinued Operations
In the first half of 2012, we had an after-tax gain from discontinued operations of $3 million, or $0.01 per diluted share, compared to $429 million, or $1.24 per diluted share, in the first half of 2011. The gain in the first half of 2011 was primarily from the operations and gain on the sale of the Networks business.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended June 30, 2012 and July 2, 2011 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Government Segment
For the second quarter of 2012 the segment’s net sales represented 68% of our consolidated net sales, and 65% of our consolidated net sales in the second quarter of 2011. For the first half of 2012, the segment's net sales represented 67% of our consolidated net sales, compared to 64% in the first half of 2011.

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Segment net sales	$1,459	$1,284	14%	$2,760	$2,451	13%
Operating earnings	197	105	88%	347	204	70%
Three months ended June 30, 2012 compared to three months ended July 2, 2011
The segment’s net sales were $1.5 billion in the second quarter of 2012 and $1.3 billion during the second quarter of 2011. The increase in net sales in the Government segment reflects an increase in sales of mission-critical infrastructure, professional commercial radio products, application products, and services. On a geographic basis, net sales increased in all regions compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 64% of the segment’s sales in the second quarter of 2012 and 65% of the segment’s sales in the second quarter 2011.
The segment had operating earnings of $197 million in the second quarter of 2012, compared to operating earnings of $105 million in the second quarter of 2011. As a percentage of net sales in the second quarter of 2012 as compared to the second quarter of 2011, gross margin, SG&A and R&D expenditures decreased. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 14% increase in net sales, and (ii) a decline in Other charges, primarily driven by net legal matters that occurred in the second quarter of 2011, partially offset by an increase in SG&A expenses and R&D expenditures. The increases in SG&A expenses were primarily due to increases in pension and employee benefit related expenses, and the increase in R&D expenditures was primarily driven by higher employee benefit related expenses and increased investment in next-generation technologies.
Six months ended June 30, 2012 compared to six months ended July 2, 2011
The segment’s net sales were $2.8 billion in the first half of 2012 and $2.5 billion during the first half of 2011. The increase in net sales in the Government segment reflects an increase in sales of mission-critical infrastructure and professional commercial radio products, and services. On a geographic basis, net sales increased in all regions compared to the first half of 2011. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s sales in both the first half of 2012 and 2011.
The segment had operating earnings of $347 million in the first half of 2012, compared to operating earnings of $204 million in the first half of 2011. As a percentage of net sales in the first half of 2012 as compared to the first half of 2011, gross margin, SG&A and R&D expenditures decreased. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 13% increase in net sales, and (ii) a decline in Other charges, primarily driven by net legal matters that occurred in the first half of 2011, partially offset by an increase in SG&A expenses and R&D expenditures. The increase in expenses was due to increases in pension and employee benefit related expenses, and the increase in R&D expenditures was driven by higher employee benefit related expenses and increased investment in next-generation technologies.
Enterprise Segment
For the second quarter of 2012 the segment’s net sales represented 32% of our consolidated net sales, and 35% of our consolidated net sales in the second quarter of 2011 For the first half of 2012, the segment's net sales represented 33% of our consolidated net sales, compared to 36% in the first half of 2011.

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change
Segment net sales	$689	$700	(2)%	$1,344	1,367	(2)%
Operating earnings	81	54	50%	163	124	31%
Three months ended June 30, 2012 compared to three months ended July 2, 2011
In the second quarter of 2012, the segment’s net sales were $689 million, a 2% decrease compared to net sales of $700 million in the second quarter of 2011. The 2% decrease in net sales in the Enterprise segment reflects a decrease in iDEN infrastructure and WLAN, partially offset by an increase in mobile computing and scanning equipment. On a geographic basis, net sales increased in North America and Asia, and decreased in Latin America and EMEA. The decrease in Latin America was due to the anticipated decline in iDEN infrastructure, whereas the decline in EMEA was primarily driven by foreign currency fluctuations. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 46% and 45% of the segment’s net sales in the second quarter of 2012 and the second quarter of 2011, respectively.
The segment had operating earnings of $81 million in the second quarter of 2012, compared to operating earnings of $54 million in the second quarter of 2011. As a percentage of net sales in the second quarter of 2012 as compared to the second quarter of 2011, gross margin decreased, and SG&A expenses and R&D expenditures increased. The increase in operating earnings was primarily due to a decrease in Other charges, as a result of a reduction in intangibles amortization as certain intangible assets associated with the Symbol acquisition have fully amortized, as well as a decline from net legal matters that occurred in the first half of 2011. The decrease in Other charges was partially offset by: (i) a decrease in gross margin, primarily attributable to changes in sales mix, as well as a decline related to foreign currency fluctuations, (ii) increased SG&A expenses due to increases in pension and employee benefit expenses, and (iii) an increase in R&D expenditures, driven by higher employee benefit expenses and increased investment in next-generation technologies, including small strategic acquisitions, closed subsequent to the second quarter of 2011.
Six months ended June 30, 2012 compared to six months ended July 2, 2011
The segment’s net sales were $1.3 billion in the first half of 2012 and $1.4 billion during the first half of 2011. The 2% decrease in net sales in the Enterprise segment reflects a decrease in iDEN infrastructure and WLAN partially offset by an increase in mobile computing and scanning equipment. On a geographic basis, net sales increased in North America and Asia, and decreased in Latin America and EMEA. The decrease in Latin America was due to the anticipated decline in iDEN, whereas the decline in EMEA was primarily driven by foreign currency fluctuations. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 48% and 45% of the segment’s net sales in the first half of 2012 and the first half of 2011, respectively.
The segment had operating earnings of $163 million in the first half of 2012, compared to operating earnings of $124 million in the first half of 2011. As a percentage of net sales in the first half of 2012 as compared to the first half of 2011, gross margin decreased, and SG&A and R&D expenditures increased. The increase in operating earnings was primarily due to a decrease in Other charges, as a result of a reduction in intangibles amortization as certain intangible assets associated with the Symbol acquisition have fully amortized, as well as a decline from net legal matters that occurred in the second quarter of 2011. The decrease in Other charges was partially offset by: (i) a decrease in gross margin, primarily attributable to the anticipated decline in iDEN infrastructure, as well as a decline related to foreign currency fluctuations, (ii) increased SG&A expenses due to increases in pension and stock compensation expenses, and (iii) an increase in R&D expenditures, driven by higher employee benefit expenses and increased investment in next-generation technologies, including small strategic acquisitions, closed subsequent to the second quarter of 2011.

Reorganization of Businesses
During the first half of 2012, we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the second quarter of 2012, we recorded net reorganization of business charges of $14 million related to the separation of approximately 200 primarily indirect employees.  Included in the aggregate $14 million of charges were $11 million of charges under Other charges and $3 million of charges in Costs of sales in our condensed consolidated statements of operations.
During the six months ended June 30, 2012, we recorded net reorganization of business charges of $23 million, including $20 million of charges under Other charges and $3 million of charges in Costs of sales in our condensed consolidated statements of operations. Included in the aggregate $23 million are charges of $26 million for employee separation costs and $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed.

During the three months ended July 2, 2011, we recorded net reorganization of business charges of $17 million, primarily under Other charges in our condensed consolidated statements of operations. Included in the $17 million are charges of $5 million for employee separation costs and $13 million for lease exit costs, partially offset by $1 million of reversals for accruals no longer needed.
During the six months ended July 2, 2011, we recorded net reorganization of business charges of $25 million, including $3 million of charges in Costs of sales and $22 million of charges under Other charges in our condensed consolidated statements of operations. Included in the $25 million are charges of $14 million for employee separation costs and $13 million related to the exit of leased facilities, partially offset by $2 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $19 million during the remaining six months of 2012 from the plans that were initiated during the first six months of 2012, primarily in SG&A expenses. Beyond 2012, we expect the reorganization plans initiated during the first six months of 2012 to provide annualized cost savings of approximately $34 million, consisting of: (i) $19 million of savings in SG&A expenses, (ii) $8 million of savings in Cost of sales, and (iii) $7 million of savings in R&D expenditures.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Government	$9	$10	$16	$18
Enterprise	5	7	7	7
	$14	$17	$23	$25
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $30 million in the first six months of 2012, as compared to $52 million in the first six months of 2011. Of the $39 million of reorganization of businesses accruals at June 30, 2012, $27 million relate to employee separation costs and are expected to be paid in 2012 and 2013. The remaining $12 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our (i) cash and cash equivalent balances, and (ii) Sigma Fund and short-term investments by $1.4 billion from $5.1 billion as of December 31, 2011 to $3.7 billion as of June 30, 2012, primarily due to: (i) the return of $1.9 billion of capital to shareholders through share repurchases and dividends paid during the first half of 2012 and (ii) the $411 million used for the retirement of debt, offset by $747 million of net proceeds from the issuance of debt.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.8 billion at June 30, 2012, compared to $1.9 billion at December 31, 2011. At June 30, 2012, approximately $354 million of this amount was held in the U.S. and $1.4 billion was held by the Company or its subsidiaries in other countries (including $348 million in China). At June 30, 2012 restricted cash was $62 million, compared to $63 million at December 31, 2011, (including $2 million and $3 million, respectively, held outside the U.S.).
Repatriation of foreign funds continues to be a priority given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first six months of 2012, we repatriated $692 million in funds to the U.S. from international jurisdictions. We have approximately $1.6 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge, given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits. Where appropriate, we may also pursue capital reduction activities; however, such activities can be more involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Cash provided by operating activities from continuing operations in the first half of 2012 was $322 million, compared to

$327 million in 2011. Operating cash flows in the first half of 2012, as compared to the first half of 2011, were positively impacted by increased sales and expanded operating margins, increased accounts receivable collections, and lower interest payments.  These impacts were offset by increased bonus payments to employees, including portions of the 2011 annual bonus payments for Networks' employees prior to sale, and higher tax payments driven by repatriation activities.
We contributed $132 million to our U.S. pension plans during the first half of 2012, compared to $116 million contributed in the first half of 2011. We contributed $18 million to our non-U.S. pension plans during the first half of 2012, compared to $23 million contributed in the first half of 2011. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which we would contribute $100 million above and beyond our legal requirement to one of our U.S. pension plans over the next five years. We and the PBGC entered into the agreement as we were in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. We made an additional $250 million of pension contributions to one of our U.S. pension plans over the amounts required in the fourth quarter 2011, of which $100 million fulfilled the PBGC obligation. During 2012, we expect to make cash contributions of approximately $340 million to our U.S. pension plans and approximately $30 million to our non-U.S. pension plans. Subsequent to June 30, 2012, we contributed $72 million to our U.S. pension plans.
Investing Activities
Net cash provided by investing activities was $1.2 billion in the first six months of 2012, compared to net cash provided of $1.3 billion in the first six months of 2011. This $106 million decrease was primarily due to the proceeds from the sale of the Networks business received in the first six months of 2011, offset by an increase in proceeds from sales of Sigma Fund investments.
Sigma Fund: We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows us to efficiently manage our cash around the world. We had net proceeds from sales of $1.3 billion of Sigma Fund investments in the first six months of 2012, compared to $266 million in net sales of Sigma Fund investments in the first six months of 2011. The aggregate fair value of Sigma Fund investments was $1.9 billion at June 30, 2012 (including $936 million held outside the U.S.), compared to $3.2 billion at December 31, 2011 (including $1.3 billion held outside the U.S.).
At June 30, 2012 and December 31, 2011, the Sigma Fund was invested in cash and U.S. government, agency and government-sponsored enterprise obligations.  The investments had a weighted average maturity of less than 30 days.  This reflects a strategic decision to prioritize liquidity and capital preservation.
We continuously assess our cash needs and continue to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund are more than adequate to meet our current operating requirements over the next twelve months.
Acquisition and Investments: On February 27, 2012, we completed an agreement with Nokia Siemens Networks B.V. ("NSN") to take over the Norwegian nationwide Terrestrial Trunked Radio ("TETRA") public safety network. With this transaction, we have broadened our scope from being a sub-supplier of the technology for the core TETRA digital radio communications infrastructure to become the prime contractor, including all managed services for the rollout, implementation, and operation of the system.
We received $68 million in net proceeds from acquisitions and investments in the first six months of 2012, primarily related to the agreement with NSN to take over responsibility to implement Norway´s TETRA public safety network.
Capital Expenditures: Capital expenditures increased in the first six months of 2012 to $101 million, compared to $60 million in the first six months of 2011, primarily due to an increase in investments related to generating service revenue opportunities and an increase in information technology investments.
Sales of Investments and Businesses: We made $67 million of disbursements related to the sales of investments and businesses in the first six months of 2012, compared to proceeds of $1.1 billion in the first six months of 2011. The disbursements in the first six months of 2012 were primarily comprised of payments to NSN related to the purchase price adjustment from the sale of the Networks business, partially offset by proceeds from sales of certain of our equity investments. The proceeds in the first six months of 2011 were primarily comprised of net proceeds received in connection with sales of: (i) the Networks business, (ii) certain of our equity investments, and (iii) the Israel-based module business.
Financing Activities
Net cash used for financing activities was $1.6 billion in the first six months of 2012, compared to net cash used of $3.6 billion in the first six months of 2011. Cash used for financing activities in the first six months of 2012 was primarily comprised of: (i) $1.8 billion used for purchases of our common stock under our share repurchase program, (ii) $411 million of cash used for the repayment of debt, and (iii) $134 million of cash used for the payment of dividends, partially offset by: (i) $747 million of net proceeds from the issuance of debt, and (ii) $63 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first six months of 2011 was primarily comprised of: (i) $3.2 billion cash contribution relating to the Distribution of Motorola Mobility and (ii) $616 million of cash used for the repayment of debt, partially offset by: (i) $128 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plans and (ii) $81 million of distributions from discontinued operations.
Current Portion of Long-Term Debt: Our current portion of long-term debt was $4 million at June 30, 2012, and $405 million at December 31, 2011.
Long-Term Portion of Long-Term Debt: We had outstanding long-term debt of $1.9 billion at June 30, 2012, and $1.1 billion at December 31, 2011.
In May 2012, we issued an aggregate face principle amount of $750 million of 3.750% Senior Notes due May 15, 2022 (the “2022 Senior Notes”).  Also in May 2012, we called for the redemption of the $400 million aggregate principal amount outstanding of our 5.375% Senior Notes due November 2012 (the “2012 Senior Notes”).  All of the 2012 Senior Notes were redeemed in June 2012 for an aggregate purchase price of approximately $408 million.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. We believe that we will be able to maintain sufficient access to the capital markets at our current ratings. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.
We may from time to time seek to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Share Repurchase Program: On July 28, 2011, we announced that our Board of Directors approved a share repurchase program that allows us to purchase up to $2.0 billion of our outstanding common stock through December 31, 2012. On January 30, 2012, we announced that our Board of Directors authorized up to $1.0 billion in additional funds for use under the existing share repurchase program through the end of 2012. On February 26, 2012, we entered into a stock purchase agreement with Carl C. Icahn and certain of his affiliates to purchase 23,739,362 shares of our common stock for $1.2 billion. We paid an aggregate of $439 million during the second quarter of 2012, including transactions costs, to repurchase 9.1 million shares at an average price of $48.30 per share. During the first half of 2012, we paid an aggregate of $1.8 billion, including transaction costs, to repurchase 37.1 million shares at an average price of $48.69 per share. All repurchased shares have been retired.
On July 25, 2012, we announced that our Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $5.0 billion, and extended the entire share repurchase program indefinitely with no expiration date.  As of June 30, 2012, the Company has used approximately $2.9 billion, including transaction costs, to repurchase shares, leaving approximately $2.1 billion available for repurchases.
Payment of Dividends: During the six months ended June 30, 2012, we paid $134 million in cash dividends to holders of our common stock.
On July 25, 2012, we announced that our Board of Directors approved an increase of the quarterly cash dividend from $0.22 per share to $0.26 per share of common stock. The next quarterly cash dividend will be payable on October 15, 2012 to shareholders of record as of the close of business on September 14, 2012.
Credit Facilities
As of June 30, 2012, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which we can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 30, 2012. We did not borrow under the 2011 Motorola Solutions Credit Agreement during the three and six months ended June 30, 2012.
Long-Term Customer Financing Commitments
Outstanding Commitments:    Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $96 million at June 30, 2012, compared to $138 million at December 31, 2011. The majority of the outstanding commitments at June 30, 2012 are related to a variety of government and public safety customers.
Outstanding Long-Term Receivables:    We had net non-current long-term receivables of $50 million (net of allowances for losses of $1 million) at June 30, 2012, compared to net long-term receivables of $37 million (net of allowances for losses of $10 million) at December 31, 2011. These long-term receivables are generally interest bearing, with interest rates generally ranging from 3% to 13%.
Sales of Receivables
We had no committed facilities for the sale of long-term receivables or short-term receivables at June 30, 2012 or at December 31, 2011.
The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$2	$—	$7	$1
Long-term receivables sales proceeds	62	17	129	23
Total proceeds from one-time sales of accounts receivable	$64	$17	$136	$24
At June 30, 2012, we had retained servicing obligations for $317 million of sold long-term receivables, compared to $263 million of sold long-term receivables at December 31, 2011. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, as required by ASU 2011-05. We adopted all other requirements of ASU 2011-05 effective January 1, 2012.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting Assets and Liabilities.” The standard requires additional disclosure to enhance the comparability of U.S. GAAP and International Financial Reporting Standards ("IFRS") financial statements. The new standard is effective for annual and interim periods beginning January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At June 30, 2012, we had outstanding foreign exchange contracts with notional amounts totaling $360 million, compared to $524 million outstanding at December 31, 2011. The decrease in outstanding contracts is primarily related to the reduction of foreign assets due to repatriation activities. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 30, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	June 30, 2012	December 31, 2011
Chinese Renminbi	$(144)	$(283)
Euro	50	8
Israeli Shekel	(41)	8
Japanese Yen	32	46
Australian Dollar	(16)	(6)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Overview about: (a)  our business strategies and expected results, and (b) our industry and market expectations including demand levels and customer priorities for our business, (2) “Management's Discussion and Analysis,” about: (a) our commitment to and investment in R&D, (b) our expected effective tax rate, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) our ability and cost to repatriate funds, (e) future cash contributions to pension plans or retiree health benefit plans, (f) our ability to collect on our Sigma Fund and other investments, (g) the completion and impact of pending acquisitions and divestitures, (h) our ability and cost to access the capital markets, (i) our plans with respect to the level of outstanding debt, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) expected payments pursuant to commitments under long-term agreements, (l) our ability to sell accounts receivable and the terms and amounts of such sales, (m) potential contractual damages claims, (n) the outcome and effect of ongoing and future legal proceedings, and (o) the impact of recent accounting pronouncements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, and (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise, and (5)"Controls and Procedures," about the implementation of our enterprise resource planning systems.
Some of the risk factors that affect our business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 22 of our 2011 Annual Report on Form 10-K, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our business. The first scheduled implementation is in the third quarter of 2012. Implementing an ERP system on a widespread basis involves significant changes in business processes and extensive organizational training. A phased approach reduces the risks associated with making these changes. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls during this transition period. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity. In connection with the continued implementation of our global ERP system, we expect there will be certain redesigns of our business processes throughout the implementation, some of which may be related to internal control over financial reporting and disclosure controls and procedures.

Part II—Other Information
Item 1. Legal Proceedings
The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.
Silverman Federal Securities Class Action Case
A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The operative amended complaint primarily alleges that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint also challenges Motorola's accounting and disclosures for certain transactions entered into in the third quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On August 25, 2009, the district court granted plaintiff's motion for class certification. On February 1, 2012, the parties in the Silverman litigation signed a settlement agreement to resolve all claims in that case for $200 million, $150 million of which is being paid by the Company's insurance carriers. The district court approved the settlement agreement on May 9, 2012. Two appeals have been filed from the judgment entered pursuant to the settlement - one challenging the court's approval of certain terms of the settlement, and the other challenging the fee award to the attorneys for the class.  Those appeals are pending and no hearing has been scheduled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 30, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)(3)(4)
4/1/12 to 4/27/12	—	$—	—	$524,320,407
4/28/12 to 5/25/12	4,510,731	$48.84	4,510,731	$304,120,943
5/26/12 to 6/30/12	4,577,847	$47.77	4,577,847	$85,534,381
Total	9,088,578	$48.30	9,088,578

(1)	Average price paid per share of common stock repurchased is the weighted average execution price, including commissions paid to brokers.

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

(4)
On July 25, 2012, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $5.0 billion, and extended the entire share repurchase program indefinitely with no expiration date.  As of June 30, 2012, the Company has used approximately $2.9 billion, including transaction costs, to repurchase shares, leaving $2.1 billion available for repurchases.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
On July 25, 2012, Gregory Q. Brown, Chairman and Chief Executive Officer of the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under Rule 10b5-1, directors, officers and other employees who are not in possession of material non-public information may adopt a pre-arranged plan or contract for the sale of company securities under specified conditions and at specified times. Using these 10b5-1 plans, individuals can gradually diversify their investment portfolios, spread stock trades out over an extended period of time to reduce market impact and avoid concerns about transactions occurring at a time when they might possess material non-public information.
Greg Brown's 10b5-1 plan provides for the sale of up to 76,499 shares to be acquired through the exercise of stock options which are scheduled to expire in January 2013 and May 2013. Shares may be sold under Mr. Brown's plan on the open market at prevailing market prices and subject to minimum price thresholds specified in his plan.
Transactions under the 10b5-1 plan will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. Motorola Solutions does not undertake to report Rule 10b5-1 plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

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
Date: July 25, 2012

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