Form 10-K
period 2012-12-31
Motorola Solutions, Inc.
filed 2013-02-12
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File number 1-7221
_____________________________
MOTOROLA SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

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
 _____________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the Registrant’s most recently completed second quarter) was approximately $13.8 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2013 was 275,983,331.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 6, 2013, are incorporated by reference into Part III.

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
During 2011, we reclassified the historical financial results of the following businesses as discontinued operations: (i) Motorola Mobility Holdings, Inc. ("Motorola Mobility"), (ii) Point-to-Point (Orthogon) and Point-to-Multipoint (Canopy) wireless broadband businesses ("wireless broadband businesses"), and (iii) the amateur, marine and airband radio businesses. Also during 2011, we completed the sale of certain assets and liabilities of the Networks business to Nokia Siemens Networks B.V. ("NSN"), which was reclassified to discontinued operations during 2010. The results from discontinued operations are discussed in further detail in the “Discontinued Operations” section.
Item 1: Business
General
We are a leading provider of mission critical communication infrastructure, devices, software and services. Our products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforce. Our customers benefit from our global footprint and thought leadership. We are positioned for success with a presence in over 100 countries, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
We report financial results for two segments:
Government: The Government segment includes sales of public safety communications systems, commercial two-way radio systems, devices, and software. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks.
Enterprise: The Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure and software. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products.
The Company is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. The Company changed its name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. The Company’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.
Government segment
The Government segment designs, manufactures, sells, and provides services around voice and data communications systems, devices, security products and applications. These products and services are sold to a wide range of customers, including government, public safety and first responder agencies as well as commercial customers who operate private communications networks and manage a mobile workforce. In 2012, this segment's net sales represented approximately 69% of our consolidated net sales.
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
We offer an extensive portfolio of network infrastructure, devices, applications and services, based on standards including Association of Public-Safety Communications Officials Project 25 (“APCO P-25”), and European Telecommunications Standards Institute (“ETSI”), Terrestrial Trunked Radio (“TETRA”), Digital Mobile Radio (“DMR”) and Digital Private Mobile Radio (“dPMR”), as well as broadband technologies (Long-Term Evolution (“LTE”), and WiFi). In addition, we offer critical applications and the ability to integrate application platforms in the public safety command center, including voice, computer aided dispatch, and multimedia/video. Our comprehensive service offering in this segment includes mobility consulting, system design and installation, network and device management, and product support.
Our Strategy
Our strategy in the Government segment is to partner with our customers to enable them to deliver reliable services efficiently through innovative products and best-in-class services. Thought leadership and innovation are core to the effective partnership with our customers. We deliver innovation by: (i) developing next-generation public safety solutions including devices, public safety LTE systems, and critical command center applications; (ii) leading the ongoing migration to digital products; (iii) managing the potential public/private convergence of 700MHz public safety systems in the U.S. and digital dividend spectrum worldwide; (iv) continuing to be an industry leader in APCO 25 and TETRA standards-based voice and data communication systems around the world; and (v) enhancing our services offering through network and application integration, and network management. We continue to actively manage our product and services portfolio, investing to expand into attractive and complementary vertical markets to strengthen our customer relationships.
Our Customers
We address the communication needs of government agencies, state and local public safety and first responder agencies, and commercial and industrial customers. Our largest customer is the U.S. government (through its various branches and agencies, including the armed services), which represented approximately 10% of this segment's net sales, and 7% of the Company's net sales in 2012. The loss of this customer could have a material adverse effect on our revenue and earnings over several quarters, because some of our contracts with the U.S. government are long-term. All contracts with the U.S. government are subject to cancellation at the convenience of the U.S. government. Net sales to customers in North America represented 64% of this segment's net sales in 2012.
We believe that there are a large number of government and commercial customers globally who have yet to replace aged analog infrastructure with next generation digital systems, that enables enhanced features and a more efficient use of spectrum. We also believe government and commercial customers globally have yet to experience the benefits of converged wireless communications, mobility, and efficiencies realized through applications enabled by mobile broadband. In addition to serving our existing customers, we believe that we have opportunities to pursue profitable growth by extending our reach across new technologies, including public safety LTE systems.
Our sales model includes both direct sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our channel partners include distributors, value added resellers and independent software vendors. Resellers and distributors each have their own sales organizations that complement and extend the reach of our sales force. With deep expertise about specific customers' operations, resellers are very effective in promoting sales of our product portfolio. The independent software vendors in our channel partner program offer customized applications that meet specific needs in the vertical market we serve.
Our Competition
The markets in which we operate are highly competitive. Continued evolution in our industry and technology shifts are creating opportunities for established and new competitors. Key competitive factors include: product performance, product features, product quality, availability and warranty, price, availability of vendor financing, quality and availability of service, company reputation and financial strength, partner community, and relationships with key customers. Our strong relationships with customers and partners, technology leadership, breadth of portfolio, product performance and support position us well for success.
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors include: Alcatel-Lucent, Cassidian, Harris, Hytera, Kenwood, Sepura and Tait.
Large system integrators are seeking to move further into the government customer space. We and our competitors may serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements. Where favorable, we may partner with large system integrators to make available our portfolio of advanced mission-critical network infrastructure, devices, applications and services.
Several other competitive factors may have an impact on our Government segment, including: evolving developments in the 700 MHz band, increasing encroachment by broadband and IP solution providers, and new low-tier vendors. As demand for fully integrated voice, data, and broadband systems continue, we may face additional competition from public telecommunications carriers and telecommunications equipment providers.

Enterprise segment
The Enterprise segment designs, manufactures, sells and provides services around rugged and enterprise-grade mobile computers, including tablets, data capture devices, security products and applications, and WLAN and iDEN infrastructure. These are sold to a wide range of enterprise customers, including those in retail, hospitality, transportation and logistics, manufacturing, warehouse and distribution centers, energy and utilities, education and healthcare. In 2012, this segment's net sales represented approximately 31% of our consolidated net sales.
Our Industry, Products and Services
Our enterprise customers are continuously looking to improve their operational efficiency as well as to increase their top line through superior customer service. We believe that long-term growth opportunities exist within the Enterprise segment, as the global workforce continues to become more mobile and enterprise customers continue to focus on improving their workforce efficiency and productivity. Our sales growth is driven by helping our customers mobilize their workforce and improve their customer service.
We offer a comprehensive portfolio of enterprise grade solutions, including devices, infrastructure, applications and services. These include rugged mobile computers and tablets, laser/imager/RFID based data capture devices and kiosks, WLAN switches, controllers and access points, network and device management software, network and device security software, voice-based integrated solutions, and systems based on iDEN technology. Our service offerings in this segment have been primarily related to product support. However, we are expanding our services offerings to also include network integration and network and device management, as well as mobility consulting.
Our Strategy
Our strategy in the Enterprise segment is to deliver the next generation of enterprise mobility to empower the mobile worker, enable real-time asset visibility and engage the smart consumer. We have identified key areas of innovation that will enable successful implementation of this strategy. These include advanced devices, enhanced information capture and analysis, adaptive networking solutions, integrated voice and data communications, applications and services. We are expanding our devices portfolio to address the needs of an increasingly mobile workforce. Our products and services are designed to improve our customers' operations through real-time asset visibility and integrated/adaptive communications networking solutions. Our portfolio of wireless infrastructure and device products is complemented by applications and services, which are designed to help our customers achieve their business objectives. We are seeking to further expand our services offerings over the lifecycle of these products.
Our Customers
We address the communication and data capture needs of enterprise customers including those in retail, hospitality, transportation and logistics, manufacturing, warehouse and distribution centers, energy and utilities, education and healthcare. These customers operate a large and diverse mobile workforce and are continuously focused on improving their operations through greater employee efficiency, greater asset visibility and superior customer service. Our product and services portfolio delivers attractive return on technology investment for our customers. In addition to serving our existing customers, we believe that we have opportunities to pursue profitable growth by extending our reach across new vertical markets.
Our sales model includes both direct sales by our in-house sales force and sales through our channel partner program. Our channel partners include distributors, value added resellers and independent software vendors. Resellers and distributors each have their own sales organizations that complement and extend the reach of our sales force. With deep expertise about specific customers' operations, resellers are very effective in promoting sales of our product portfolio. The independent software vendors in our channel partner program offer customized applications that meet specific needs in each vertical market we serve. Our Enterprise segment utilizes our channel partners more extensively than our Government segment, as the products of this segment generally support a broad range of applications.
Our Competition
The markets in which we operate are highly competitive.  Economic pressure, growth of mobile workers worldwide, industry consolidation, business model evolution and technology shifts are creating opportunities for established and new competitors.  Key competitive factors include product and services portfolio breadth, product performance, product and service availability and warranty, product and service quality, strength of company relationships with customers and partners, and company reputation.  Our strong relationships with customers and partners, strong brand and history of innovation, product portfolio breadth, strong position in data capture technologies, superior product design and performance, evolving services offerings and business model flexibility position us well for success.
We experience widespread competition from a growing number of existing and new competitors, including present manufacturers of laser/imager/RFID based data capture devices, optical instruments, notebook computers and tablets, smart phones, cordless phones, and cellular/WLAN/wired infrastructure equipment. Competitors include: Apple, Aruba, Bluebird, Cisco, Datalogic, HP, Honeywell, Intermec, Panasonic, and Samsung.

Other Information

Backlog
During 2012, we changed our methodology for reporting backlog. Prior to the first quarter of 2012, we excluded from backlog service orders such as maintenance and extended warranty contracts. Additionally, certain product and system installation labor orders that were for delivery beyond a certain time frame, typically 18 months, were excluded from backlog. Our new methodology now includes all service, product, and system installation orders that have been received, and are believed to be firm.
The Company’s backlog, using our new methodology for both years, as of December 31, 2012 and December 31, 2011 was as follows:

	December 31
(In millions)	2012	2011
Government	$4,937	$4,426
Enterprise	782	875
	$5,719	$5,301
Approximately 40% of the Government backlog and 85% of the Enterprise backlog is expected to be recognized as revenue during 2013. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.
Research and Development
 We participate in very competitive industries with constant changes in technology. Throughout our history, we have relied, and continue to rely, primarily on our research and development (“R&D”) programs for the development of new products, and on our production engineering capabilities for the improvement of existing products. We supplement our internal R&D spending through activities with joint development and manufacturing partners. Management believes, looking forward, that our commitment to R&D programs should allow us to remain competitive.
R&D expenditures relating to new product development or product improvement were $1.1 billion in 2012, compared to $1.0 billion in 2011 and in 2010. We continue to believe that a strong commitment to R&D is required to drive long-term growth. As of December 31, 2012, we had approximately 7,000 professional employees engaged in such R&D activities.
Payment Terms
Payment terms vary worldwide, depending on the arrangement. Generally, contract payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days in regions outside of North America. A portion of the contracts within our Government segment include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestone.
We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.
Regulatory Matters
The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by governmental agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”). We manufacture and market products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or handheld devices. Consequently, our results could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC, NTIA or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.
As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations ceased operation in the broadcast television spectrum on June 12, 2009. As a result of this transition, 108 MHz of spectrum historically used for broadcast television, known as the 700MHz band, is being redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. Now that the 700 MHz band spectrum is open nationwide, FCC records indicate that so far over 170 public safety agencies throughout over 30 states have been deploying narrowband operations at 700 MHz and others are in the planning stages.
Thirty-four MHz of spectrum in the 700 MHz band is now allocated to support new public safety narrowband and broadband communications systems. This includes 24 MHz of spectrum previously allocated by the FCC and an additional ten MHz of spectrum (the “D block”) allocated in February 2012. This latter ten MHz allocation is the result of Congressional action responding to public safety requests for additional broadband spectrum.
The resulting law, Public Law 112-96 also identified up to $7 billion in funding for the nationwide public safety broadband network with $2 billion of that available near-term. Pursuant to this law, a governance structure and entity known as the First Responder Network Authority ("FirstNet") was established in August 2012 to manage deployment and operation of the network. Additional work, currently ongoing in FirstNet, is required to enable deployment of the nationwide public safety broadband network. As a result of the legislation and establishment of FirstNet, the FCC cancelled 21 conditional waiver grants previously issued to public safety agencies to deploy 700 MHz broadband systems and instead established a new process to issue special temporary authorizations ("STAs”) for early deployments. This required public safety entities to apply for early deployment using the new process, and required that they be able to substantiate progress toward deployment.  This creates a higher standard than that used for the waivers, potentially affecting several of our customers.   In September 2012, one such customer, the State of Texas received an STA for deployment of 14 broadband sites in the Harris County area around Houston, and we are in the process of implementing that broadband system.  FirstNet is considering the potential for additional early deployments, some by other of our customers, such as the State of Mississippi.  Such early deployments would help speed interoperable broadband capabilities for first responders and the experience gained regarding public safety broadband operation should benefit FirstNet in developing and implementing its plan to deploy the nationwide network.  The planned implementation of a nationwide public safety network and any additional early deployments may also create opportunities for our broadband solutions.
In March, 2012, Canada released a decision to allocate ten MHz of spectrum in the 700 MHz band for public safety broadband. Subsequently, in August 2012, Canada proposed that an additional and adjacent ten MHz also be allocated to public safety for broadband use. A decision on that additional ten MHz of spectrum is expected in 2013. If adopted, this would harmonize Canada's 700 MHz band plan with that in the U.S.
Internationally, the ITU World Radio Conference ("WRC") was held in Geneva during the first quarter of 2012. During this conference, leaders from United Nations member countries considered a number of initiatives, including whether to allocate additional spectrum for commercial broadband use as well as whether to allocate spectrum dedicated for public safety broadband.  The WRC agreed to consider spectrum for public safety broadband. Studies are underway to assess whether and how much spectrum is needed and to develop recommendations on where in the spectrum range the spectrum should be allocated (taking into account regional and global harmonization to the extent practicable).  The issue made it onto the agenda for the next WRC in 2015. The result could be future allocations for dedicated broadband spectrum for public safety which will provide opportunities for us in the future.  In addition, certain countries already have spectrum landscapes that would permit country administrations to allocate public safety spectrum today.  A WRC initiative can spur individual countries to act sooner, which may also create opportunities for our broadband solutions in the nearer term.
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
Intellectual Property Matters
Patent protection is extremely important to our operations. We have an extensive U.S. and international portfolio of patents relating to our products, systems and technologies, including research developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission critical two-way radio communications and advanced data capture. We have also filed additional patent applications in the U.S. Patent and Trademark Office, as well as in foreign patent offices.
We license some of our patents to third-parties, but this revenue is not significant. We are also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. In addition, Motorola Solutions has a royalty free license under all of the patents and patent applications assigned to Motorola Mobility at the time of the separation of the two businesses and will continue to enjoy the benefit of that license even with the acquisition of Motorola Mobility by Google.

We actively participate in the development of standards for interoperable, mission-critical digital two-way radio systems. Our patents are used in various standards including APCO P-25, ETSI, TETRA, DMR and dPMR. We offer licenses to those patents on fair, reasonable and non-discriminatory terms.
Notwithstanding the transfer of patents to Motorola Mobility, the expiration of certain patents and the potential for increased competition for some of our products in the future, we believe that our patent portfolio will continue to provide us with a competitive advantage in our core product areas as well as provide leverage for future technologies. Furthermore, we believe we are not dependent upon a single patent or a few patents. Our success depends more upon our extensive know-how, innovative culture, technical leadership and marketing abilities. We do not rely primarily on patents or other intellectual property rights to protect or establish our market position; however, we will enforce our intellectual property rights in certain technologies when attempts to negotiate mutually agreeable licenses are not successful.
Patents and Trademarks
We seek to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2012, we owned approximately 6,354 patents in the U.S. and in foreign countries. As of December 31, 2012, we and our wholly owned subsidiaries had approximately 2,648 U.S. and foreign patent applications pending. These foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2012, we and our wholly owned subsidiaries were granted 340 U.S. patents and 372 patents in other countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives and formatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility, which is currently owned by Google.
Inventory, Raw Materials, Right of Return and Seasonality
Our practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements in a manner consistent with industry standards. We provide custom products which require the stocking of inventories and large varieties of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than ours, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
Availability of materials and components required is generally dependable; however, fluctuations in supply and market demand could cause selective shortages and affect our results of operations. We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact our financial results.
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
Generally, our contracts do not include a right of return, other than for standard warranty provisions; however, certain distributor partners within the commercial enterprise markets do maintain limited stock rotation rights. Due to buying patterns in the markets we serve, sales tend to be somewhat higher in the fourth quarter.
Environmental Quality
During 2012, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on our capital expenditures, earnings or competitive position.
Employees
At December 31, 2012, we and our subsidiaries had approximately 22,000 employees, compared to 23,000 employees at December 31, 2011.
Financial Information About Geographic Areas
The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2012 Compared to 2011” and “Results of Operations—2011 Compared to 2010” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.
Financial Information About Segments

The response to this section of Item 1 incorporates by reference Note 12, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.
Available Information
We make available free of charge through our website, www.motorolasolutions.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

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

•	Audit Committee Charter

•	Compensation and Leadership Committee Charter

•	Governance and Nominating Committee Charter
All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola Solutions, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorolasolutions.com. Our Annual Report on Form 10-K and Definitive Proxy Statement may also be requested in hardcopy by clicking on “Printed Materials” at www.motorolasolutions.com/investors. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

We continue to face a number of risks related to current global economic conditions, including adverse credit conditions, low economic growth, risk of sovereign defaults and high levels of unemployment, and political conditions that have and could continue to unfavorably impact our business.
Global economic conditions continue to be challenging for government and enterprise communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, risk of sovereign defaults, particularly in certain European countries, continuing high rates of unemployment and reduced corporate capital spending. Economic growth in the U.S. and many other countries has remained low and the length of time these adverse economic conditions may persist are unknown. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions have impacted and could continue to impact our business in a number of ways, including:
•Budgeting and Forecasting are Difficult: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.
•Potential Deferment or Cancellation of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused businesses and in some cases governments to defer or cancel purchases in response to tighter credit and decreased cash availability and declining consumer confidence. If future demand for our products declines due to global economic conditions, it will negatively impact our financial results.
•Customers' Inability to Obtain Financing to Make Purchases from Motorola Solutions and/or Maintain Their Business: Some of our customers require substantial financing, including public financing or government grants, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds to finance purchases of our products and/or meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.
•Requests by Customers for Vendor Financing by Motorola Solutions: Certain of our customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases or the provision of managed services. In response to reduced tax revenue at the state and local government level and ongoing tightening of credit for certain enterprise customers, these types of requests have increased in volume and scope. Motorola Solutions through its Government segment and in connection with its global solutions and services offering, has continued to provide customer financing in light of these requests. We have been faced with and expect to continue to be faced with choosing between further increasing our level of vendor financing or potentially losing sales to these customers, as some of our competitors, particularly those in Asia, have been more willing to provide vendor financing to customers around the world, particularly customers in Africa and Latin America. To the extent we are unable to sell these receivables on terms acceptable to us we will retain exposure to the credit quality of our customers who we finance.
•Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: We offer our products through a variety of third-party dealers, distributors and retailers. Some of these third-parties are smaller and more likely to be impacted by the significant decrease in available credit that resulted from the financial crisis that continues today. If credit pressures or other financial difficulties result in insolvency for third party dealers, distributors or retailers and we are unable to successfully transition end-customers to purchase our products from other third parties or from us directly, it may cause, and in some cases has caused, a negative impact on our financial results.
•Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components, including software from our suppliers. Certain of these items are available only from a single source or limited sources. If certain single-source or limited-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and negatively impact our financial results. In addition, credit constraints at single-source suppliers have resulted in accelerated payment of accounts payable by us, impacting our cash flow.
•Risk of Financial Counterparty Failures Could Negatively Impact our Financial Position: A significant amount of our international business in 2012 was transacted in local currency. We use derivative financial instruments to reduce our overall exposure to the effects of currency fluctuations on cash flows. We are exposed to credit loss in the event of nonperformance by the counterparties to these derivative financial instruments. Although the contracts are distributed among several leading financial institutions, all of whom presently have investment grade credit ratings, the default by one or more counterparties could have an adverse impact on our financial statements.
•Returns on Pension and Retirement Plan Assets and Interest Rate Changes Could Affect Our Earnings and Cash Flow in Future Periods: We have large underfunded pension obligations, in part resulting from the fact that we retained almost all of the U.S. pension liabilities and a major portion of our non-U.S. pension liabilities following our divestitures, including the distribution of Motorola Mobility. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Minimum annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we could be and have been required to make additional large contributions. The equity and debt markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In volatile interest rate environments, the likelihood of material changes in the future minimum required contributions increases.
We have direct and indirect exposure to European sovereign and non-sovereign debt, and to European markets and our revenues and cash flows are exposed to fluctuations in the euro.
We have sizeable operations in Europe, which have been and will be impacted by the ongoing financial situation in Europe and the volatility of the euro. We view our exposures to the euro as follows as of December 31, 2012:
•Our cash and cash equivalents include approximately $360 million of euro denominated currency.
•Our accounts receivables balance includes approximately $140 million of euro denominated receivables.
•In 2012, approximately 10% of our total sales were euro denominated.

•
Company-sponsored defined benefit plans have no material exposure to euro sovereign debt, approximately $70 million exposure to euro corporate bonds, and approximately $325 million exposure to euro equity investments.

A significant devaluation of, or movement away from, the use of the euro could have a material adverse effect on our financial condition and results of operations.
Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.
The markets for certain of our products are characterized by rapidly changing technologies and evolving industry standards. In addition, new technologies and associated competitors are entering our markets at a faster pace than we have experienced in the past, including consumer grade products. New products are expensive to develop and bring to market. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
Our results are subject to risks related to our significant investment in developing and introducing new products. These risks include among others: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval of, and compliance with industry standards and regulatory requirements; (iv) the significant amount of resources we must devote to the development of new technologies; and (v) the ability to differentiate our products and compete with other companies in the same markets.
We are exposed to risks under large, multi-year system and managed services contracts that may negatively impact our business.
We enter into large, multi-year system and managed services contracts with large municipal, state, nation-wide government and enterprise customers. This exposes us to risks, including among others: (i) the technological risks, especially when the contracts involve new technology; (ii) financial risks, including the estimates inherent in projecting costs associated with large, long term contracts and the related impact on operating results; and (iii) political risk, especially related to the contracts with government customers. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancelable on short notice with limited penalties. The termination of funding for a government program could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.
The expansion of our business into managed services creates new competitors and new and increased areas of risk that we have not been exposed to in the past and that we may not be able to properly assess or mitigate against.
In July 2011, we announced the formation of our global solutions and services organization. We plan to continue to expand our business by offering additional and expanded managed services for existing and new types of customers, such as designing, building, operating, managing and in some cases owning a public-safety system or other commercial system. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other systems and services providers, often on multi-year projects. In some cases we must compete in some business areas with a company with which we have a partnership and, at the same time, cooperate with that company in other business areas. From time to time such projects may require that we form a joint venture with our partners. Risks associated with expanding our managed services offerings include:

•	We may be unable to recognize revenue from the sale of equipment in connection with managed services contracts for a period of time, which may be several years.

•
We may be required to agree to specific performance metrics that meet the customer's requirement for network availability, reliability, maintenance and support and, in some cases, if these performance metrics are not met we may not be paid.

•
The managed services business is one characterized by large subcontracting arrangements and we may not be able to obtain adequate indemnities or other protections from our subcontractors to adequately mitigate our risk to our customers.

•	We are facing increasing competition from traditional system integrators and the defense industry as system contracts become larger and more complicated.

•
Expansion will bring us into contact with new regulatory requirements and restrictions with which we will have to comply and may increase the costs and delay or limit the range of new services which we will be able to offer.

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
We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs.
We enter into a number of firm fixed-price contracts. If our initial cost estimates are incorrect, we can lose money on these contracts. Because many of these contracts involve new technologies and applications, require us to engage subcontractors and can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to us and have an adverse impact on our financial results. In addition, a significant increase in inflation rates could have a adverse impact on the profitability of longer-term contracts.
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
The U.S. leads the world in allocating spectrum to enable wireless communications such as wireless local area network systems, such as WiFi, mesh technologies and wide area network systems, such as WiMAX and LTE. Other countries have also allocated spectrum to allow deployment of these and other technologies. This changing landscape may introduce new competition and new opportunities for us.
The Middle Class Tax Relief and Job Creation Act of 2012 (the “Legislation”) authorized an additional ten MHz of broadband spectrum for public safety use (the “D-block”) for a total of 20 MHz of contiguous broadband spectrum for public safety. In addition, public safety retained 14 MHz of the 700 MHz narrowband spectrum, subject to the FCC's authority to determine whether such spectrum should be authorized for future broadband use. The Legislation further provides for the establishment of a centralized governance model through an independent authority within NTIA designated as the “First Responder Network Authority” or “FirstNet” but allows for states to opt out of the plan to develop a nationwide public safety network and perform their own competitive procurements if certain criteria are met.  States that opt out would still be eligible for funding and would also be allowed to generate revenue through leases to secondary users.
Although the Legislation has been enacted, the implementation of a nationwide public safety network under FirstNet could be delayed or reduced significantly in scope due to: (i) complexities in the acquisition of a nationwide network, which involves regulatory requirements, (ii) writing of the specifications and statement of work, (iii) decision making on the system architecture or (iv) potential political opposition from certain states. Any such delays or changes in scope of the FirstNet initiative could negatively impact our ability to further develop and expand our public safety LTE business.  For example, FirstNet may define specifications for the nationwide network which make it impossible or impractical for commercial LTE infrastructure and equipment vendors to compete for contracts to build out the network.  Furthermore, states may seek alternative means to deploy public safety LTE networks if a centralized architecture inhibits states' ability to operationally control its first responder agencies.
Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Our customers and suppliers are located throughout the world. In 2012, more than 40% of our revenue was generated by customers outside the U.S. In addition, we have a number of manufacturing, research and development, administrative and sales facilities outside the U.S. and more than 50% of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and most of our products are manufactured outside the U.S.
Because we have sizeable sales and operations outside the U.S., including outsourcing and procurement arrangements outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact sales or profitability, including but not limited to: (i) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations; (v) currency fluctuations, particularly in the euro, the British pound, Chinese renminbi, Norwegian krone, Israeli shekel, and Japanese yen among others; (vi) foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting intellectual property in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters; (xiii) public health issues or outbreaks; (xiv) changes in laws or regulations that negatively impact benefits being received by us or that require costly modifications in products sold or operations performed in such countries; and (xv)  litigation in foreign court systems and foreign administrative proceedings.
Many of our products that are manufactured outside the U.S. are manufactured in Asia (primarily Malaysia and China) and Latin America (primarily Mexico). If manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We have engineering resources in Israel that could be disrupted as a result of hostilities in that country. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.
We also are subject to risks that our operations could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other similar anti-corruption laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-corruption policies and procedures may be violated by third-party sales representatives or other third-parties that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.
We may not continue to have access to the capital markets for financing on acceptable terms and conditions, particularly if our credit ratings are downgraded.
From time to time we access the capital markets to obtain financing. Our access to the capital markets and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.
We are rated investment grade by all three national rating agencies. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, an increase in the interest rate payable by us under our revolving credit facility could result. In addition, a downgrade in our credit ratings could limit our ability to: access the debt markets; provide performance bonds, bid bonds, standby letters of credit and surety bonds; hedge foreign exchange risk; fund our foreign affiliates; and sell receivables. A downgrade in our credit rating could also result in less favorable trade terms with suppliers. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds and other credit related products. In addition, we may avoid taking actions that would otherwise benefit us, such as engaging in certain acquisitions, that would negatively impact our credit rating.
Changes in our effective tax rate may have a negative impact on future operating results.
We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our effective tax rate may be negatively impacted by: (i) changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, (ii) changes in tax laws and accounting principles, (iii) changes in the valuation of our deferred tax assets and liabilities, (iv) failure to meet commitments under tax incentive agreements, (v) discovery of new information during the course of tax return preparation, (vi) increases in nondeductible expenses, or (vii) difficulties in repatriating cash held abroad in a tax-efficient manner.
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
If the quality of our products does not meet our customers' expectations or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: (i) delays in the recognition of revenue, loss of revenue or future orders, (ii) customer-imposed penalties on us for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our goodwill and brand name reputation.
In some cases, if the quality issue affects the product's safety or regulatory compliance, then such a “defective” product may need to be “stop-shipped” or recalled. Depending on the nature of the defect and the number of products in the field, it could cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls involving regulatory non-compliance could also result in fines and additional costs. Finally, recalls could result in third-party litigation by persons or companies alleging harm or economic damage as a result or the use of the products.
Many of our components and products, including software, are designed, developed or manufactured by third-parties and if such third-parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.
We rely on third-parties to design, develop or manufacture many of our components and finished products, as well as software. We could have difficulties fulfilling our orders and our sales and profits could decline if (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack sufficient quality control and fail to deliver quality components or products on time and at reasonable prices or deliver products that do not meet regulatory or industry standards or requirements, or (iii) if there are significant changes in the financial or business condition of such third-parties.
We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts and as we expand our global solutions and services organization our use of subcontractors has and will continue to increase. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor. We are not always successful in passing down customer requirements to our subcontractors, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and regulatory compliance issues and could harm our business, financial condition and results of operations.
Failure of our suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices could negatively impact our business.
It is our policy to require our suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
We rely on third-party dealers, distributors, and retailers to sell certain of our products.
In addition to our own sales force, we offer our products through a variety of third-party dealers, distributors and retailers. These third-parties may also market other products that compete with our products. Failure of one or more of our dealers, distributors or retailers to effectively promote our products could affect our ability to bring products to market and have a negative impact on our results of operations.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our results of operations.

Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If demand for our products increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience shortages. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future.
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
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption, including as a result of third-party attacks, could have a negative impact on our operations, sales and operating results.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced, including to India. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. As a provider of high technology emergency response systems, we face additional risk as a target of sophisticated attacks aimed at compromising our intellectual property and our customer information, referred to as advanced persistent threats. We implemented a number of significant business systems upgrades in 2012 and plan to implement a number of additional significant business systems upgrades in 2013 which, if defective or improperly installed or implemented may result in a business disruption. In addition, we currently rely on a number of older legacy information systems that are harder to maintain. A system failure or security breach could negatively impact our operations and financial results. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.
There has been a sharp increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts. There is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that our Company (directly or as the result of some third-party service provider we use) could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, or disposal of such personal data, and therefore subject the Company to fines or other sanctions, as well as adverse reputational impact.
We face many risks relating to intellectual property rights.
Our business will be harmed if: (i) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third-parties, (ii) the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses due to infringement of third-party intellectual property rights by supplier products, (iii) we are required to provide broad intellectual property indemnities to our customers, (iv) our intellectual property protection is inadequate to protect against threats of misappropriation from internal or external sources or otherwise inadequate to protect our proprietary rights, or (v) our competitors negotiate significantly more favorable terms for licensed intellectual property. We may be harmed if we are forced to make publicly available, under the relevant open-source licenses, certain internally developed software-related intellectual property as a result of either our use of open-source software code or the use of third-party software that contains open-source code.
Since our products are comprised of complex technology, much of which we acquire from suppliers through the purchase of components or licensing of software, we are often involved in or impacted by assertions, including both requests for licenses and litigation, regarding patent and other intellectual property rights. Third-parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. These assertions against us, and our customers and suppliers have been increasing as the complexity of our products has increased. Many of these assertions are brought by non-practicing entities whose principle business model is to secure patent licensing-based revenue from product manufacturing companies. The patent holders often make broad and sweeping claims regarding the applicability of their patents to our products, seeking a percentage of sales as licenses fees, seeking injunctions to pressure us into taking a license, or a combination thereof. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third-parties have sought broad injunctive relief which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing products or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.
We attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement of third-party intellectual property rights. However, there is no assurance that we will be successful in our negotiations or that a supplier's indemnity will cover all damages and losses suffered by us and our customers due to the infringing products or that a supplier will choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that may negatively impact our sales if a court enters an injunction that enjoins the supplier's products or if the International Trade Commission issues an exclusionary order that blocks our products from importation into the U.S. Intellectual property disputes involving our suppliers have resulted in our involvement in International Trade Commission proceedings from time to time. These proceedings are costly and entail the risk that we will be subjected to a ban on the importation of our products into the U.S. solely as a result of our use of a supplier's components.
In addition, our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them. These demands stem from the increasing trend of the non-practicing entities that engage in patent enforcement and litigation targeting the end users of our products. End users are targeted so the non-practicing entities can seek royalties and litigation judgments in proportion to the value of the use of our products, rather than in proportion to the cost of our products. Such demands can amount to many times the selling price of our products.
Our patent and other intellectual property rights are important competitive tools and may generate income under license agreements. We regard our intellectual property as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third-party to obtain and use our proprietary information or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third-parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our financial results.
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
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives and formatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility, which is currently owned by Google. Our joint use of the Motorola Marks could result in product and market confusion and negatively impact our ability to expand our business under the Motorola brand. In addition, if we do not comply with the terms of the license agreement we could lose our rights to the Motorola Marks. A further change of control of or bankruptcy of Motorola Mobility could result in an incompatible third-party owning the Motorola Marks.
We have a worldwide, perpetual and royalty-free license from Motorola Mobility to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our current products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. There are risks associated with both Motorola Mobility and the Company using the Motorola Marks and with this loss of ownership. As both Motorola Mobility and the Company will be using the Motorola Marks, confusion could arise in the market, including customer and investor confusion regarding the products offered by and the actions of the two companies. This risk could increase as both Motorola Mobility's and our products continue to converge. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than Motorola. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility's and our products continue to converge and as our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition. Furthermore, Motorola Mobility has the right to license the brand to third-parties and either Motorola Mobility or licensed third parties may use the brand in ways that make the brand less attractive for customers of Motorola Solutions, creating increased risk that Motorola Solutions may need to develop an alternate or additional brand. Motorola Mobility was acquired by Google in May 2012, which results in Google having effective control over the Motorola Marks.
In the event either Motorola Mobility or Google is acquired, the acquiring entity would gain control of the Motorola Marks. In addition, neither Motorola Mobility nor Google are prohibited from selling the Motorola Marks. In the event of a liquidation of Motorola Mobility or the then owner of the Motorola Marks, it is possible that a bankruptcy court would permit the Motorola Marks to be assigned to a third-party. While our right to use the Motorola Marks under our license should continue in our specified field of use in such situations, it is possible that we could be party to a license arrangement with a third-party whose interests are incompatible with ours, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks. In addition, there is a risk that, in the event of a bankruptcy of Motorola Mobility or the then owner of the Motorola Marks, Motorola Mobility, the then owner or its bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms. Such a loss could negatively affect our business, results of operations and financial condition.
We may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties, such as the acquisition of Psion PLC. These risks and uncertainties include: (i) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (ii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (iii) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (iv) the potential loss of key employees of the acquired businesses; (v) the risk of diverting the attention of senior management from our operations; (vi) the risks of entering new markets in which we have limited experience; (vii) risks associated with integrating financial reporting and internal control systems; (viii) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (ix) future impairments of goodwill of an acquired business. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
Certain acquisition candidates in the industries in which we participate may carry higher relative valuations (based on earnings multiples) than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher valuation than Motorola Solutions may be dilutive to our earnings, especially if the acquired business has little or no revenue. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings.
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
We have completed a number of large divestitures over the last several years and have ongoing potential liability associated with those transactions and the businesses we divested. We may complete future divestitures with similar risks.
Over the last several years we have spun-off or sold a number of businesses, including Motorola Mobility and our Networks business and we may divest other businesses in the future. In connection with many of our divestitures we remain liable for certain pre-closing liabilities associated with the divested business, such as pension liabilities, taxes, environmental liabilities and litigation. In certain situations, such as our spin-off transactions, we may retain risk for pre-closing liabilities in the event of a liquidation or bankruptcy of the company we spun off, even if they assumed certain liabilities because they were incurred when they were part of the Company and a third-party may not have consented to the assumption. In addition, although we often assign contracts associated with the divested business to a buyer in a divestiture, often that assignment will be subject to the consent of the contractual counterparty, which may not be obtained or may be conditioned, resulting in the company remaining liable under the contract. In addition, in most of our divestitures we make representations and warranties and agree to covenants relating to the business divested. We remain liable for a period of time for breaches of representations, warranties and covenants and we also indemnify buyers in the event of such breaches and for other specific risks. Even though we establish reserves for any expected ongoing liability associated with divested businesses, those reserves may not be sufficient if unexpected liabilities arise and this could negatively impact our financial condition and future results of operations.
As part of our transformation efforts over the last several years we have outsourced portions of certain business operations like IT, manufacturing, repair and distribution and may outsource additional business operations which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners.
As we outsource more of our business operations we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions or other metrics. In some cases their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced we may be contractually prohibited from or may not practically be able to bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.
We may be required to record additional goodwill or other long-lived asset impairment charges, which could result in an additional significant charge to earnings.
Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. No goodwill or long-lived assets impairment charges were recorded during 2012, 2011 or 2010. Declines in our stock price or reductions in our future cash flow estimates and future operating results may require us to record significant additional goodwill or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.
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
The unfavorable outcome of any pending or future litigation, arbitration or administrative action could have a material adverse effect on our financial condition or results of operations.
From time to time we are made a party to litigation, arbitration or administrative actions. Our financial results and reputation could be negatively impacted by unfavorable outcomes to any pending or future litigation or administrative actions, including those related to the Foreign Corrupt Practices Act and other anti-corruption laws. There can be no assurances as to the favorable outcome of any litigation or administrative proceedings. In addition, it can be very costly to defend litigation or administrative proceedings and these costs could negatively impact our financial results.
It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance or we exhaust our coverage we are forced to retain the risk.
We have many types of insurance coverage and are also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain. For example, we recently purchased professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As we grow our global solutions and services organization we are being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident or claim.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws.
Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, clean up of, and exposure to certain substances. For example, in the United States, laws often require parties to fund remedial studies or actions regardless of fault and often times in response to action or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
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
We may be unable to obtain a sufficient supply of components and parts that are verified free of conflict minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if we are unable to determine that our products are free of such minerals.
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The final rules implementing these requirements were released in August 2012. The short implementation time frame may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free determination as required by the rule to declare our products DRC Conflict Free. Also, since our supply chain is complex, we may face reputational challenges with our customers, other stockholders and the activist community if we are required to publically state that we are unable to sufficiently verify the origins for the defined “conflict” metals used in our products.
A large percentage of our cash and cash equivalents are held outside of the United States and we could be subject to repatriation delays and costs which could reduce our financial flexibility.
A large percentage of our cash and cash equivalents is currently held outside the U.S., while many of our liabilities, such as our public debt, the majority of our pension liabilities and certain other cash payments, such as dividends and share repurchases, are payable in the U.S. While we regularly repatriate funds with minimal adverse financial impact, repatriation of some of the funds has been and could continue to be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of having a lower amount of the cash and cash equivalents in the U.S., our financial flexibility may be reduced.
In connection with the distribution of Motorola Mobility, Motorola Mobility indemnified us for certain liabilities and we indemnified Motorola Mobility for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Motorola Mobility and Motorola Mobility may be unable to satisfy its indemnification obligations to us in the future.
Pursuant to the Master Separation and Distribution Agreement and certain other agreements with Motorola Mobility, Motorola Mobility agreed to indemnify us for certain liabilities, and we agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts. Motorola Mobility was acquired by Google in May 2012. This indemnity obligation did not change as a result of the acquisition of Motorola Mobility by Google. There can be no assurance that the indemnity from Motorola Mobility will be sufficient to protect us against the full amount of such liabilities, or that Motorola Mobility will be able to fully satisfy its indemnification obligations, even if it continues to be owned by Google. Third-parties could also seek to hold us responsible for any of the liabilities that Motorola Mobility has agreed to assume. Even if we ultimately succeed in recovering from Motorola Mobility any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, indemnities that we may be required to provide Motorola Mobility are not subject to any cap, may be significant and could negatively impact our business. Each of these risks could negatively affect our business, results of operations and financial condition. For more detailed information, see the Amended and Restated Master Separation and Distribution Agreement which was filed as an exhibit to our Form 10-Q for the third quarter 2010.
We contributed a significant portfolio of intellectual property rights, including patents, to Motorola Mobility and we are unable to leverage these intellectual property rights as we did prior to the distribution of Motorola Mobility.
We contributed approximately 17,200 granted patents and approximately 8,000 pending patent applications worldwide to Motorola Mobility in connection with the distribution. Although we have a perpetual, royalty free license to these patents and other intellectual property rights, we no longer own them. As a result we are unable to leverage these intellectual property rights for purposes of generating licensing revenue or entering into favorable licensing arrangements with third-parties. As a result we may incur increased license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results.
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Motorola Solutions' principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries.
As of December 31, 2012, we owned 19 facilities (manufacturing, sales, service and office), 14 of which were located in the Americas Region (USA, Canada, Mexico, Central and South America) and five of which were located in other countries. As of December 31, 2012, the Company leased 227 facilities, 97 of which were located in the Americas Region and 130 of which were located in other countries. As of December 31, 2012, we primarily utilized five major facilities for the manufacturing and distribution of our products, and these facilities were located in: Penang, Malaysia; Reynosa, Mexico; Schaumburg, Illinois; Berlin, Germany; and Suzhou, China.
We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.
In 2012, a substantial portion of our products were manufactured in facilities in Mexico and Malaysia. A portion of our manufacturing is done by a small number of non-affiliated electronics manufacturing suppliers and distribution and logistics services providers, most of which are outside the United States. We rely on these third-party providers in order to enhance our ability to lower costs and deliver products that meet consumer demands. If manufacturing in either Mexico or Malaysia, or by third-parties who manufacture and assemble approximately 33% of our products were disrupted, our overall productive capacity could be significantly reduced.
Item 3: Legal Proceedings
The proceedings referenced below refer to Motorola, Inc., our former name, and we have not changed the court descriptions to refer to Motorola Solutions, Inc.
Silverman Federal Securities Class Action Case
A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The operative amended complaint primarily alleges that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint also challenges Motorola's accounting and disclosures for certain transactions entered into in the third quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On August 25, 2009, the district court granted plaintiff's motion for class certification. On February 1, 2012, the parties in the Silverman litigation signed a settlement agreement to resolve all claims in that case for $200 million, $150 million of which was paid by the Company's insurance carriers. The district court approved the settlement agreement on May 9, 2012. Two appeals have been filed from the judgment entered pursuant to the settlement - one challenging the court's approval of certain terms of the settlement, and the other challenging the fee award to the attorneys for the class.  The appeals court has heard the appeals but has not issued a decision.
The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information obtained changes management's opinion of the ultimate disposition.
Item 4: Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Following are the persons who were the executive officers of Motorola Solutions as of February 12, 2013, their ages as of January 1, 2013, their current titles and positions they have held during the last five years with the Company, unless otherwise noted:
Gregory Q. Brown; age 52; Chairman and Chief Executive Officer, since May 3, 2011; President and Chief Executive Officer from January 2011 to May 2011; Co-Chief Executive Officer, and Chief Executive Officer of Broadband Mobility Solutions business from August 2008 to January 2011; President and Chief Executive Officer from January 2008 to August 2008.
Michele A. Carlin; age 51; Senior Vice President, Human Resources since January 4, 2011; Senior Vice President, Human Resources from November 2009 to January 2011; Corporate Vice President, Human Resources, Global Rewards and HR Shared Services from July 2008 to October 2009; Vice President, Global Compensation, Benefits & HR Technology, Campbell Soup Company from June 2006 to July 2008.
Eduardo F. Conrado; age 46; Senior Vice President, Marketing and IT since January 7, 2013; Senior Vice President, Chief Marketing Officer from January  2011 to January 2013; Senior Vice President and Chief Marketing Officer, Motorola Solutions business from September 2010 to January 2011; Senior Vice President, Chief Marketing Officer, Enterprise Mobility Solutions business and Home and Networks business from March 2009 to September 2010; Corporate Vice President, Marketing and Communications, Home and Networks Mobility business from December 2007 to March 2009.
Edward J. Fitzpatrick; age 46; Executive Vice President, Chief Financial Officer since May 3, 2011; Senior Vice President, Chief Financial Officer from October 2009 to May 2011; Senior Vice President, Corporate Controller and Acting Chief Financial Officer from February 2009 to October 2009; Senior Vice President and Corporate Controller from January 2009 to February 2009; Corporate Vice President, Finance, Home and Networks Mobility business from January 2008 to January 2009.
Mark F. Moon; age 49; Executive Vice President and President, Sales & Product Operations since January 7, 2013; Executive Vice President, Sales and Field Operations from May 2011 to January 2013; Senior Vice President, Sales and Field Operations from January 2011 to May 2011; Senior Vice President, Sales and Field Operations, Motorola Solutions business from August 2010 to January 2011; Senior Vice President, Worldwide Field Operations, Enterprise Mobility Solutions business from April 2009 to August 2010; Senior Vice President, Government and Commercial Markets-Americas, ASTRO Product Management, Enterprise Mobility Solutions business from January 2008 to April 2009; Senior Vice President, NA and LAC Biometrics, ASTRO, PCR Product Management, Government and Public Safety business, Enterprise Mobility Solutions business from July 2007 to January 2008.
Lewis A. Steverson; age 49; Senior Vice President, General Counsel and Secretary to the Board since January 4, 2011; Senior Vice President and General Counsel, Motorola Solutions business from August 2010 to January 2011; Senior Vice President, Law, Enterprise Mobility Solutions business from April 2010 to August 2010; Corporate Vice President, Law, Broadband Mobility business from May 2007 to April 2010.
John K. Wozniak; age 41; Corporate Vice President and Chief Accounting Officer since November 3, 2009; Vice President and Assistant Controller from March 2008 to November 2009; Senior Director of Technical Accounting and International Controller, Home and Networks Mobility business from June 2007 to March 2008.
The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2013 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of its common stock on January 31, 2013 was 49,815.
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2013 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.’’

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/30/12 to 10/26/12	—	$—	—	$1,777,794,222
10/27/12 to 11/23/12	3,429,478	$53.12	3,429,478	$1,595,688,839
11/24/12 to 12/31/12	2,641,924	$54.43	2,641,924	$1,451,951,491
Total	6,071,402	$53.69	6,071,402

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
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
This graph assumes $100 was invested in the stock or the Index on December 31, 2007 and reflects the payment of dividends, including the Company's distribution to its shareholders of one share of Motorola Mobility for every eight shares of its common stock on January 4, 2011. For purposes of this graph, the Motorola Mobility distribution is treated as a dividend of $26.46 (per share post the 1-for-7 reverse stock split ) paid at the close of business January 4, 2011.

Five-Year Performance Graph

110
100
90
80
70
60
50
40
30
20
2007
2008
2009
2010
2011
2012
100
94.9
79.5
93.4
108.4
97.5
87.5
88.5
72.2
58.3
49.9
28.5
Motorola Solutions
S&P 500
S&P Communications

Item 6: Selected Financial Data
Motorola Solutions, Inc. and Subsidiaries
Five-Year Financial Summary

	Years Ended December 31
(Dollars in millions, except as noted)	2012	2011	2010	2009	2008
Operating Results
Net sales from products	$6,363	$6,068	$5,616	$5,026	$6,026
Net sales from services	2,335	2,135	2,001	1,921	1,835
Net sales	8,698	8,203	7,617	6,947	7,861
Cost of product sales	2,844	2,723	2,523	2,221	2,703
Cost of service sales	1,506	1,334	1,282	1,249	1,181
Costs of sales	4,350	4,057	3,805	3,470	3,884
Gross margin	4,348	4,146	3,812	3,477	3,977
Selling, general and administrative expenses	1,963	1,912	1,874	1,662	1,800
Research and development expenditures	1,075	1,035	1,037	993	1,062
Other charges	54	341	150	255	1,819
Operating earnings (loss)	1,256	858	751	567	(704)
Other income (expense):
Interest income (expense), net	(66)	(74)	(129)	(133)	35
Gains on sales of investments and businesses, net	39	23	49	108	64
Other	(14)	(69)	(7)	91	(415)
Total other income (expense)	(41)	(120)	(87)	66	(316)
Earnings (loss) from continuing operations before income taxes	1,215	738	664	633	(1,020)
Income tax expense (benefit)	337	(3)	403	188	2,470
Earnings (loss) from continuing operations	878	741	261	445	(3,490)
Earnings (loss) from discontinued operations, net of tax	3	411	389	(473)	(750)
Net earnings (loss)	881	1,152	650	(28)	(4,240)
Less: Earnings (loss) attributable to noncontrolling interests	—	(6)	17	23	4
Net earnings (loss) attributable to Motorola Solutions, Inc.	$881	$1,158	$633	$(51)	$(4,244)
Amounts attributable to Motorola Solutions, Inc. common shareholders
Earnings (loss) from continuing operations, net of tax	$878	$747	$244	$422	$(3,494)
Earnings (loss) from discontinued operations, net of tax	3	411	389	(473)	(750)
Net earnings (loss)	$881	$1,158	$633	$(51)	$(4,244)
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	2.95	2.20	0.72	1.28	(10.80)
Diluted earnings (loss) per common share	2.96	3.41	1.87	(0.15)	(13.11)
Diluted weighted average common shares outstanding (in millions)	297.4	339.7	338.1	329.9	323.6
Dividends declared per share	$0.96	$0.22	$—	$—	$1.40
Balance Sheet
Total assets	$12,679	$13,929	$25,577	$25,603	$27,869
Long-term debt	1,859	1,130	2,098	3,258	3,982
Total debt	1,863	1,535	2,703	3,794	4,074
Total stockholders’ equity	3,290	5,274	10,987	9,883	9,595
Other Data
Capital expenditures	$187	$186	$192	$136	$257
% of sales	2.1%	2.3%	2.5%	2.0%	3.3%
Research and development expenditures	$1,075	$1,035	$1,037	$993	$1,062
% of sales	12.4%	12.6%	13.6%	14.3%	13.5%
Year-end employment (in thousands)	22	23	51	53	64

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2012. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
What businesses are we in?
We report financial results for two segments:
Government: Our Government segment includes sales of public safety communications systems, commercial two-way radio systems, devices, and software. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks.
Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID based data capture products, WLAN and iDEN infrastructure and software. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products.
What were our 2012 financial results?

•	We increased net sales by 6% to $8.7 billion in 2012, compared to net sales of $8.2 billion in 2011.

•	We generated operating earnings of $1.3 billion in 2012, compared to $858 million in 2011. Operating margin was 14.4% of net sales in 2012, compared to 10.5% of net sales in 2011.

•
We had earnings from continuing operations of $878 million, or $2.95 per diluted common share, in 2012, compared to earnings from continuing operations of $747 million, or $2.20 per diluted common share, in 2011.

•	We generated cash from operating activities of $1.1 billion in 2012, compared to $848 million of cash from operating activities in 2011.

•	We returned $2.4 billion in cash to shareholders through share repurchases and $270 million in cash dividends during 2012.

•	We issued $750 million of 3.750% senior notes due 2022 and redeemed $400 million of 5.375% senior notes due in
November 2012.
What were the financial results for our two operating segments in 2012?

•
In the Government segment: Net sales were $6.0 billion in 2012, an increase of 12% compared to net sales of $5.4 billion in 2011. On a geographic basis, net sales increased in all regions. Operating margin improved in 2012 to 16.1% from 11.5% in 2011, primarily due to the 12% increase in net sales and increased leverage in operating expenses. Operating earnings were $965 million in 2012, compared to operating earnings of $616 million in 2011.

•
In the Enterprise segment: Net sales were $2.7 billion in 2012, a decrease of 5% compared to net sales of $2.8 billion in 2011. On a geographic basis, net sales increased in Asia and decreased in North America, Latin America and Europe, Middle East, and Africa ("EMEA"). Operating earnings were $291 million in 2012, compared to operating earnings of $242 million in 2011. Operating margin increased in 2012 compared to 2011, due to a decrease in Other charges driven by lower intangible amortization, partially offset by decreased gross margins due to lower sales levels.

What were our major accomplishments in 2012?

•
In the Government segment: In 2012, sales, operating earnings, and operating leverage increased compared to 2011. We saw strong growth across all of our major product lines, including systems infrastructure and subscribers. The 12% increase in net sales was primarily driven by the continued transition from analog to digital, the replacement of aged public safety infrastructure, and the tiered expansion of our product portfolio. Additionally, in North America we benefited from U.S. narrowbanding, as many existing public safety, professional and commercial analog systems were replaced with next generation digital systems, with enhanced features and a more efficient use of spectrum, providing additional channels and enabling new users to be added.

During 2012, our APCO P-25 based Astro technology continued to extend beyond North America, as we now have deployments in over 60 countries. Additionally, we shipped our two millionth TETRA terminal, and continued to expand our digital professional and commercial radio solution MOTOTRBO. Additionally, our services portfolio saw significant growth with the completion of the agreement with NSN to take over responsibility to implement and manage Norway´s TETRA public safety network.

•
In the Enterprise segment: Our sales decline in 2012 was driven by a challenging macro environment as many large customers continued to postpone deployments in the face of soft economic conditions. Despite challenges in the macro environment, our engagement with customers who continue to invest in our mobile technologies, remains strong.

Our R&D and capital investments resulted in many new enhancements to our product portfolio, including the acquisition of Psion plc ("Psion"), a U.K. based leader in mobile computing solutions. We extended retail thought leadership with innovative new products like the SB1, MC40 and ET1 tablet that help provide customer support while delivering significant operational efficiencies. Within the data capture solutions product group we continued to strengthen our product portfolio by executing on the laser to imager transition, including the recent announcement of the MP6000 multi-plane imager based scanner, which sits inside the check-out counters used by retailers.

Looking Forward
In 2012, we achieved a number of key accomplishments, including solid sales growth, operating earnings expansion and earnings per share growth, generating strong operating cash flow and significant capital returns to our shareholders, which positions us well as we begin 2013. The demand drivers for our business remain solid and we remain focused on improving operating leverage through targeted investments and disciplined cost management.
In the Government segment, our focused R&D investments have led to the introduction of over 100 new products across both our subscriber and infrastructure portfolios since 2009, giving us the broadest portfolio in the industry. We believe that while regulatory mandates to improve spectrum efficiency have encouraged some of our U.S. customers to upgrade, our new product introductions and expanded portfolio will continue to be a driver for growth across our U.S. and international markets, as customers will continue to invest in our next-generation systems with the assurance that new radios with enhanced features remain interoperable and backward-compatible.
In addition to our investment in our radio communication systems, we have been investing in R&D for next generation public safety. Private public safety broadband networks based on the LTE standard are an important next generation tool for our first-responder customers, and we believe our expertise in both public and private networks makes us uniquely qualified to provide LTE solutions. The development of this market is an important part of our overall global growth strategy for the Government segment.
Our government customer base is composed of thousands of customers, predominantly at the U.S. state and local level with various funding sources. In addition, these customers are at different stages of network evolution and aging in a long cycle business. We believe the fundamentals for our business and customer base provide a significant degree of resiliency for this segment even if sequestration cuts were to occur.
In the Enterprise segment, sales declined in 2012 due to a challenging macro environment, unfavorable foreign currency fluctuations and uncertainty around operating system roadmaps. These factors led to suppressed information technology ("IT") spend and fewer large deals as compared to 2011 in the key verticals we serve, including retail and transportation and logistics. Although our 2012 results were impacted by these factors, we believe customers will continue to invest in our mobile computing, data capture, and WLAN technologies, which yield high return on investment and enable real-time information to their workforce. In addition, we believe information technology ("IT") and IT hardware spend will increase during 2013.
We feel well equipped to address the uncertainty around operating system roadmaps with our R&D investment in mobile computing technologies, which enables us to accommodate applications through a variety of different enterprise environments, including devices on Microsoft with Windows Embedded 8, Android, and at the web-browser level, HTML5. Outside of our investment in mobile computing, we continue to invest in new products across the Enterprise portfolio that serve many existing customers, but address market opportunities that are new to us.
Beyond investment in R&D, in 2012, we made acquisitions that are complimentary to our existing portfolio, including Psion. We expect that the financial results of Psion, which we report in the Enterprise segment, will be accretive to earnings by 2014, as we integrate their technology into our current Enterprise product and services offering.
For the iDEN infrastructure portfolio, which we report in the Enterprise segment, we expect to see a continued decline in iDEN infrastructure and related services.
We continue to expand our current services offerings, as both our government and enterprise customers are looking for end-to-end solutions that combine managed services and comprehensive device and network management with our existing portfolio. We believe we are uniquely positioned to provide our customers products and services that meet mobile workforce needs, as well as build successful long term relationships.
We are committed to employing disciplined financial policies, achieving our financial plan, and optimizing our capital structure. In 2013, we intend to continue the quarterly dividends that were initiated in 2011 and intend to continue to invest organically in capital expenditures. We will also evaluate our acquisition opportunities along with the opportunities to return capital to shareholders via share repurchases. As of December, 31, 2012 we had approximately $1.5 billion of authority available for repurchases.
We conduct our business in competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, and changes in regulatory requirements, among other matters, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative solutions that meet the needs of our customers globally. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that serve the needs of our government and enterprise customers.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share amounts)	2012	% of sales**	2011	% of sales	2010	% of sales**
Net sales from products	$6,363		$6,068		$5,616
Net sales from services	2,335		2,135		2,001
Net sales	8,698		8,203		7,617
Cost of product sales	2,844	44.7%	2,723	44.9%	2,523	44.9%
Cost of service sales	1,506	64.5%	1,334	62.5%	1,282	64.1%
Costs of sales	4,350	50.0%	4,057	49.5%	3,805	50.0%
Gross margin	4,348	50.0%	4,146	50.5%	3,812	50.0%
Selling, general and administrative expenses	1,963	22.6%	1,912	23.2%	1,874	24.5%
Research and development expenditures	1,075	12.4%	1,035	12.6%	1,037	13.6%
Other charges	54	0.6%	341	4.2%	150	2.0%
Operating earnings	1,256	14.4%	858	10.5%	751	9.9%
Other income (expense):
Interest expense, net	(66)	(0.8)%	(74)	(0.9)%	(129)	(1.7)%
Gains on sales of investments and businesses, net	39	0.4%	23	0.3%	49	0.6%
Other	(14)	(0.2)%	(69)	(0.8)%	(7)	(0.1)%
Total other income (expense)	(41)	(0.5)%	(120)	(1.5)%	(87)	(1.2)%
Earnings from continuing operations before income taxes	1,215	14.0%	738	9.0%	664	8.7%
Income tax expense (benefit)	337	3.9%	(3)	—%	403	5.3%
Earnings from continuing operations	878	10.1%	741	9.0%	261	3.4%
Less: Earnings (loss) attributable to noncontrolling interests	—	—%	(6)	(0.1)%	17	0.2%
Earnings from continuing operations*	878	10.1%	747	9.1%	244	3.2%
Earnings from discontinued operations, net of tax	3	—%	411	5.0%	389	5.1%
Net earnings*	$881	10.1%	$1,158	14.1%	$633	8.3%
Earnings per diluted common share:
Continuing operations	$2.95		$2.20		$0.72
Discontinued operations	0.01		1.21		1.15
	$2.96		$3.41		$1.87
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2012, 2011 and 2010 are as follows:
Geographic Market Sales by Locale of End Customer

	2012	2011	2010
North America	58%	57%	58%
Latin America	8%	9%	9%
EMEA	21%	21%	21%
Asia	13%	13%	12%
	100%	100%	100%

Results of Operations—2012 Compared to 2011
Net Sales
Net sales were $8.7 billion in 2012, a 6% increase compared to net sales of $8.2 billion in 2011. The increase in net sales reflects: (i) a $631 million, or 12% increase in net sales in the Government segment driven by broad based growth across the product portfolio, and (ii) a $136 million, or 5% decrease in net sales in the Enterprise segment driven by the anticipated decline in iDEN infrastructure sales, reduced information technology spending driven by macroeconomic uncertainty, and unfavorable foreign currency fluctuations.
Gross Margin
Gross margin was $4.3 billion, or 50.0% of net sales in 2012, compared to $4.1 billion, or 50.5% of net sales, in 2011. The gross margin increase was driven by the 12% increase in net sales in our Government segment, offset by lower gross margin in our Enterprise segment, primarily related to a decline in volume, including the decline in iDEN infrastructure sales, and unfavorable foreign currency fluctuations. The decrease in gross margin as a percent of sales reflects higher gross margin percent from product sales and lower gross margin percent from service sales. The decline in gross margin percentage from service sales primarily relates to: (i) the expansion of managed services, which generally have lower gross margin than our traditional service contracts, and (ii) unfavorable foreign currency fluctuations.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 3% to $2.0 billion, or 22.6% of net sales in 2012, compared to $1.9 billion, or 23.2% of net sales in 2011. The increase in SG&A expenses is driven by an increase in pension and employee benefit-related expenses, as well as the Psion acquisition that closed in the fourth quarter of 2012.
Research and Development Expenditures
Research and development (“R&D”) expenditures increased 4% to $1.1 billion, or 12.4% of net sales in 2012, compared to $1.0 billion, or 12.6% of net sales, in 2011. The increase in R&D expenditures reflects higher R&D expenditures in both segments, primarily due to: (i) an increase in employee benefit-related expenses, and (ii) increased investment in next-generation technology, including strategic acquisitions.
Other Charges
We recorded net charges of $54 million in Other charges in 2012, compared to net charges of $341 million in 2011. The charges in 2012 included: (i) $41 million of charges relating to the reorganization of business charges, and (ii) $29 million of charges relating to amortization of intangibles, partially offset by $16 million of income related to a legal matter. The charges in 2011 included: (i) $200 million of charges relating to the amortization of intangibles, (ii) $88 million of net charges relating to legal matters, (iii) $52 million of net reorganization of business charges, and (iv) $10 million related to a long term financing receivable reserve, partially offset by $9 million in gains related to pension plan adjustments. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $66 million in 2012, compared to net interest expense of $74 million in 2011. Net interest expense in 2012 included interest expense of $108 million, partially offset by interest income of $42 million. Net interest expense in 2011 includes interest expense of $132 million, partially offset by interest income of $58 million. The decrease in net interest expense in 2012 compared to 2011 is primarily attributable to lower interest expense driven by lower average debt outstanding, partially offset by a decrease in interest income due to lower average cash and cash equivalents during 2012 compared to 2011.

Gains on Sales of Investments and Businesses
Gains on sales of investments and businesses were $39 million in 2012, compared to $23 million in 2011. In 2012 and 2011, the net gains were primarily comprised of gains related to sales of certain of our equity investments.
Other
Net Other expense was $14 million in 2012, compared to net Other expense of $69 million in 2011. The net Other expense in 2012 was primarily comprised of: (i) $13 million foreign currency expense, (ii) $6 million loss from the extinguishment of debt, and (iii) a $8 million investment write down expense, partially offset by $13 million of other net investment earnings. The net Other expense in 2011 was primarily comprised of an $81 million loss from the extinguishment of a portion of our outstanding long-term debt, partially offset by an $8 million foreign currency gain.
Effective Tax Rate
We recorded $337 million of net tax expense in 2012, resulting in an effective tax rate of 28%, compared to a $3 million net tax benefit in 2011, resulting in a negative effective tax rate. Our effective tax rate in 2012 is lower than the U.S. statutory tax rate of 35% primarily due to: (i) a $60 million tax benefit related to the reversal of a significant portion of the valuation allowance established on certain foreign deferred tax assets, and (ii) a $13 million reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. Our negative effective tax rate in 2011 was primarily due to: (i) a $274 million tax benefit related to the reversal of a significant portion of the valuation allowance established on the U.S. deferred tax assets, and (ii) reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, partially offset by an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings.
While our effective tax rate may change from period to period due to non-recurring events, such as settlements of income tax audits and changes in valuation allowances, we generally expect our effective tax rate to be close to the U.S. statutory tax rate primarily due to our current repatriation strategy and the U.S. federal income tax accrual on undistributed foreign earnings.  During 2012, the Company began to reorganize certain of its non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments, such as potential acquisitions and capital expenditures.  When the reorganization is complete, the tax impact of future cash repatriations from these subsidiaries may be more favorable than under the existing structure.
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
Earnings from Continuing Operations
After taxes, and excluding earnings attributable to noncontrolling interests, we had net earnings from continuing operations of $878 million, or $2.95 per diluted share, in 2012, compared to $747 million, or $2.20 per diluted share, in 2011. The increase in earnings from continuing operations in 2012 compared to 2011 was primarily attributable to: (i) $287 million decrease in other charges related to lower intangible asset amortization and net legal and related insurance matters, and (ii) $202 million increase in gross margin, partially offset by the $274 million benefit for the valuation allowance reversal recorded during 2011. The increase in earnings per diluted share was primarily due to the increase in earnings from continuing operations and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
After taxes, we had earnings from discontinued operations of $3 million, or $0.01 per diluted share, in 2012, compared to earnings from discontinued operations of $411 million, or $1.21 per diluted share, in 2011. The earnings from discontinued operations in 2011 were primarily from the operations of and the gain on the sale of the Networks business.
Results of Operations—2011 Compared to 2010
Net Sales
Net sales were $8.2 billion in 2011, an 8% increase compared to net sales of $7.6 billion in 2010. The increase in net sales reflects: (i) a $309 million, or 6% increase in net sales in the Government segment and (ii) a $277 million, or 11% increase in net sales in the Enterprise segment.
Gross Margin
Gross margin was $4.1 billion, or 50.5% of net sales in 2011, compared to $3.8 billion, or 50.0% of net sales, in 2010. Gross margin dollars increased in both segments. The increase in gross margin as a percent of sales reflects higher gross margin in the Government segment, driven by the increase in sales and favorable product mix, with margins remaining flat in the

Enterprise segment driven by margin gains in certain product lines offset by the anticipated decline in iDEN, which has historically yielded strong margins.
Selling, General and Administrative Expenses
SG&A expenses increased 2% to $1.9 billion, or 23.2% of net sales, in 2011, compared to $1.9 billion, or 24.5% of net sales, in 2010. The increase in SG&A expenses reflects higher SG&A expenses in both segments, primarily due to (i) increased sales incentives related to the increase in net sales and (ii) increased employee benefit-related expenses. The increases in employee benefit-related expenses are primarily due to an increase in pension-related expenses and the reinstatement of our 401(k) matching contributions.
Research and Development Expenditures
R&D expenditures of $1.0 billion, or 12.6% of net sales were relatively flat in 2011, compared to $1.0 billion, or 13.6% of net sales in 2010. R&D expenditures were flat in 2011 compared to 2010, which reflects higher R&D expenditures in the Enterprise segment and lower R&D expenditures in the Government segment. The slight increase in the Enterprise segment was primarily due to investment in next-generation technologies and increased employee benefit-related expenses. The decrease in R&D expenditures in the Government segment was primarily due to savings from cost reduction initiatives related to non employee expenses, partially offset by increased employee benefit expenses.
Other Charges
We recorded net charges of $341 million in Other charges in 2011, compared to net charges of $150 million in 2010. The charges in 2011 included: (i) $200 million of charges relating to the amortization of intangibles, (ii) $88 million of net charges relating to legal matters, (iii) $52 million of net reorganization of business charges included in Other charges, and (iv) $10 million related to a long term financing receivable reserve, partially offset by $9 million of gains related to pension plan adjustments. The charges in 2010 included: (i) $203 million of charges relating to the amortization of intangibles, and (ii) $54 million of net reorganization of business charges included in Other charges, partially offset by: (i) $78 million of gains related to intellectual property settlements and reserve adjustments, and (ii) $29 million of income related to a legal settlement. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $74 million in 2011, compared to net interest expense of $129 million in 2010. Net interest expense in 2011 included interest expense of $132 million, partially offset by interest income of $58 million. Net interest expense in 2010 includes interest expense of $217 million, partially offset by interest income of $88 million. The decrease in net interest expense in 2011 compared to 2010 is primarily attributable to lower interest expense driven by lower average debt outstanding partially offset by a decrease in lower interest income driven by lower average cash and cash equivalents and lower yields during 2011 compared to 2010.
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
Our effective tax rate for 2010 was higher than the U.S. statutory tax rate of 35% primarily due to (i) an increase in the U.S. federal income tax accrual for repatriation of undistributed foreign earnings related to the realignment of our investment structure in preparation of the distribution of Motorola Mobility, and (ii) a non-cash tax charge related to the Medicare Part D subsidy tax law change, partially offset by reductions in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.
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
Earnings from Discontinued Operations
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
Segment Information
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to our consolidated financial statements. Net sales and operating results for our two reporting segments for 2012, 2011, and 2010 are presented below.
Government Segment
In 2012, the Government segment’s net sales represented 69% of our consolidated net sales, compared to 65% in 2011, and 66% in 2010.

	Years Ended December 31			Percent Change
(Dollars in millions)	2012	2011	2010	2012—2011	2011—2010
Segment net sales	$5,989	$5,358	$5,049	12%	6%
Operating earnings	965	616	534	57%	15%
Segment Results—2012 Compared to 2011
In 2012, the segment’s net sales were $6.0 billion, a 12% increase compared to net sales of $5.4 billion in 2011. The 12% increase in net sales in the Government segment reflects broad based growth across the portfolio and in all regions. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in both 2012 and 2011. The segment’s backlog was $4.9 billion at December 31, 2012 and $4.4 billion at December 31, 2011.
The segment had operating earnings of $965 million in 2012, compared to operating earnings of $616 million in 2011. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 12% increase in net sales, and (ii) a decline in Other charges, driven by net legal matters that occurred in 2011, partially offset by an increase in SG&A expenses and R&D expenditures. The increase in SG&A expenses was due to increases in pension and employee benefit related expenses, and the increase in R&D expenditures was driven by higher employee benefit related expenses and increased investment in next-generation technologies. As a percentage of net sales in 2012 as compared to 2011, gross margin increased slightly due to favorable mix, and operating leverage increased primarily due to the 12% increase in net sales while improving the segment's fixed cost structure.
Segment Results—2011 Compared to 2010
In 2011, the segment’s net sales were $5.4 billion, a 6% increase compared to net sales of $5.0 billion in 2010. The 6% increase in net sales in the Government segment reflects an increase in sales of mission critical and professional commercial radio products and services. The increase in net sales for the segment reflects higher net sales in North America, Latin America, and Asia, while EMEA was down slightly due to continued macro-economic challenges in Western Europe. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in both 2011 and 2010. The segment’s backlog was $4.4 billion at December 31, 2011 and $3.9 billion at December 31, 2010.
The segment had operating earnings of $616 million in 2011, compared to operating earnings of $534 million in 2010. As a percentage of net sales in 2011 as compared to 2010, gross margin increased, and SG&A expenses and R&D expenditures decreased. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 6% increase in net sales and a favorable product mix, partially offset by: (i) increased SG&A expenses primarily due to an increase in sales incentives related to the increase in net sales and increased employee benefit-related expenses, and (ii) an increase in Other charges primarily from net charges related to legal matters. The decrease in R&D expenditures was primarily due to savings from cost reduction initiatives related to non employee expenses partially offset by an increase in investment in next-generation technologies and increased employee benefit-related expenses.
Enterprise Segment
In 2012, the Enterprise segment’s net sales represented 31% of our consolidated net sales, compared to 35% in 2011, and 34% in 2010.

	Years Ended December 31			Percent Change
(Dollars in millions)	2012	2011	2010	2012—2011	2011—2010
Segment net sales	$2,709	$2,845	$2,568	(5)%	11%
Operating earnings	291	242	217	20%	12%
Segment Results—2012 Compared to 2011
In 2012, the segment’s net sales were $2.7 billion, a 5% decrease compared to net sales of $2.8 billion in 2011. The 5% decrease in net sales in the Enterprise segment reflects a decrease in sales of: (i) iDEN infrastructure, (ii) mobile computing, and (iii)WLAN, partially offset by an increase in data capture equipment sales. The decrease in net sales for the segment reflects a decline in North America, Latin America, and EMEA, and an increase in Asia. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 47% of the segment’s net sales in 2012, and approximately 46% in 2011. The segment’s backlog was $782 million at December 31, 2012, compared to $875 million at December 31, 2011. The decline in backlog is primarily related to the anticipated decline in iDEN infrastructure and reduced information technology spending driven by macroeconomic uncertainty.
The segment had operating earnings of $291 million in 2012, compared to operating earnings of $242 million in 2011. The increase in operating earnings was primarily due to a decrease in Other charges as a result of a reduction in intangibles amortization as certain intangible assets are fully amortized, as well as a decline from net legal matters that occurred in 2011. The decrease in Other charges was partially offset by: (i) a decrease in gross margin, primarily attributable to a decline in volume, and unfavorable foreign currency fluctuations, (ii) increased SG&A expenses due to increases in pension and employee benefit related expenses and the acquisition of Psion, and (iii) an increase in R&D expenditures, driven by higher employee benefit expenses and increased investment in next-generation technologies, including the acquisition of Psion. As a percentage of net sales in 2012 as compared to 2011, gross margin decreased primarily related to unfavorable foreign currency fluctuations and product mix, and operating leverage decreased due to the 5% decline in net sales.
Segment Results—2011 Compared to 2010
In 2011, the segment’s net sales were $2.8 billion, an 11% increase compared to net sales of $2.6 billion in 2010. The 11% increase in net sales in the Enterprise segment reflects an increase in mobile computing, WLAN and data capture equipment sales, partially offset by a decline in iDEN. The increase in net sales for the segment reflects higher net sales in all regions. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 46% of the segment’s net sales in 2011, and approximately 48% in 2010. The segment’s backlog was $875 million at December 31, 2012, compared to $881 million at December 31, 2011.
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
Reorganization of Businesses
During 2012 we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. In 2012, we recorded net reorganization of business charges of $50 million relating to the separation of 1,000 employees, of which 700 were indirect employees and 300 were direct employees. These charges included $9 million recorded to Costs of sales and $41 million of charges within Other charges in our consolidated statements of operations. Included in the aggregate $50 million are charges of: (i) $54 million for employee separation costs, and (ii) building impairment charges of $7 million, partially offset by $11 million of reversals for accruals no longer needed.
We realized cost-saving benefits of approximately $17 million in 2012 from the plans that were initiated during 2012, primarily in operating expenses. Beyond 2012, we expect the reorganization plans initiated during 2012 to provide annualized cost savings of approximately $70 million, consisting of $15 million of savings in Cost of sales, and $55 million of savings in operating expenses.
During 2011, we recorded net reorganization of business charges of $58 million, including $41 million for employee separation costs and $19 million for exit costs, partially offset by $2 million for reversals of accruals no longer needed. During 2010 we recorded net reorganization of business charges of $73 million, including $73 million for employee separation costs and $16 million for exit costs, partially offset by $16 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by business segment:

Year Ended December 31,	2012	2011	2010
Government	$33	$40	$57
Enterprise	17	18	16
	$50	$58	$73
Cash payments for exit costs and employee separations in connection with these reorganization plans were $55 million in 2012, as compared to $81 million in 2011, and $53 million in 2010. The $35 million reorganization of businesses accrual at December 31, 2012, includes: (i) $31 million relating to employee separation costs that are expected to be paid in 2013, and (ii) $4 million relating to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our (i) cash and cash equivalent balances, and (ii) Sigma Fund and short-term investments by $1.5 billion from $5.1 billion as of December 31, 2011 to $3.6 billion as of December 31, 2012. This decrease was primarily due to: (i) the return of $2.7 billion of capital to shareholders through share repurchases and dividends paid during 2012, and (ii) the $413 million used for the retirement of debt, partially offset by: (i) $747 million of net proceeds from the issuance of debt, and (ii) $1.1 billion of operating cash flow.
Cash and Cash Equivalents
At December 31, 2012, our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.5 billion, a decrease of $413 million compared to $1.9 billion at December 31, 2011. At December 31, 2012, approximately $400 million of this amount was held in the U.S. and $1.1 billion was held in other countries (including $322 million in China). At both December 31, 2012 and December 31, 2011, restricted cash was $63 million (including $3 million held outside the U.S.).
We continue to analyze and review various repatriation strategies to continue to efficiently repatriate cash. In 2012, we repatriated approximately $1.0 billion in cash to the U.S. from international jurisdictions. We have approximately $1.3 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge to our consolidated statements of operations, given the U.S. federal and foreign income tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, certain of these repatriations from our non-U.S. subsidiaries will require the payment of additional taxes. Repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.
On January 4, 2011, the distribution of Motorola Mobility from Motorola Solutions was completed. As part of the distribution, we contributed $3.2 billion of cash and cash equivalents to Motorola Mobility. We had an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which $225 million was paid during 2011 and $73 million was paid during 2012. These contributions are reflected as financing activities in our consolidated statements of cash flows for the years ended, December 31, 2012 and 2011.
Operating Activities
Cash provided by operating activities from continuing operations in 2012 was $1.1 billion, compared to $848 million in 2011 and $803 million in 2010. Operating cash flows in 2012, as compared to 2011, were positively impacted by: (i) our increased sales and the expansion of our operating margins, (ii) a $156 million decrease in contributions to our pension plans, and (iii) improvements in our working capital management, including approximately $100 million of sold or collected long-term receivables related to the Networks divestiture that were retained after the sale.  Operating cash flows in 2011, as compared to 2010, were negatively impacted by timing differences within our working capital accounts, as well as an increase of $329 million in contributions to our pension plans, partially offset by $150 million of sold or collected long-term receivables related to the Networks divestiture that were retained after the sale.
We contributed $340 million to our U.S. pension plans during 2012 compared to $489 million in 2011. We contributed $31 million to our non-U.S. pension plans during 2012 compared to $38 million contributed in 2011. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which we would contribute $100 million above and beyond our legal requirement to our U.S. pension plans over the next five years. We and the PBGC entered into this agreement as we were in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. We made $250 million of pension contributions to our U.S. pension plans over the amounts required in 2011, of which $100 million fulfilled the PBGC financial obligation. As a result, we have no further financial obligations under this agreement with the PBGC. During 2013, we expect to make cash contributions of approximately $300 million to our U.S. pension plans and approximately $30 million to our non-U.S. pension plans.
Our pension deficit is impacted by the volatility of corporate bond rates which are used to determine the plan discount rate as well as returns on the pension plan asset portfolio. The discount rate used to measure the U.S. liability at the end of 2012 was 4.35%, compared to 5.1% in the prior year. As a result of the decrease in the discount rate, net of contributions and other factors, our total underfunded U.S. pension at year end increased to approximately $2.9 billion. As of December 31, 2012, changing the U.S. pension plans discount rate by one percentage point would change the U.S. pension plans net period expense by:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
U.S. pension plans net periodic pension expense	$(12)	$8
Based on the December 31, 2012 valuation of the U.S. pension plans, we expect a decrease in net periodic pension costs in 2013 as compared to 2012. The decrease is primarily due to changes in our loss amortization period, which was increased from nine years, the previous estimated remaining service period, to 28 years, the average remaining participant lifetime.  The increase in amortization period reflects the change in mix of active and non-active employees remaining in the plan, as almost all of our plan participants are no longer actively employed by the Company due to significant employee exits as a result of our recent divestitures, including the distribution of Motorola Mobility and the sale of certain assets and liabilities of the Networks business.
We maintained all of the U.S. pension liabilities and the majority of the non-U.S. pension liabilities following the distribution of Motorola Mobility on January 4, 2011, and following the sale of certain assets and liabilities of the Networks business to NSN on April 29, 2011. Retirement benefits are further discussed in the “Accounting Policies - Retirement Benefits” section.
Investing Activities
Net cash provided by investing activities was $797 million in 2012, compared to $2.4 billion in 2011 and net cash provided for investing activities of $523 million in 2010. The $1.6 billion decrease in net cash provided by investing activities from 2011 to 2012 was primarily due to: (i) a $1.2 billion decrease in cash received from sales of investments and businesses relating to the sale of certain assets and liabilities of the Networks business, and (ii) $433 million decrease in cash received from net sales of Sigma Fund investments. The $1.9 billion increase in net cash provided by investing activities in 2011 from 2010 was primarily due to: (i) $1.1 billion increase in cash received from net sales of Sigma Fund investments, and (ii) $860 million increase in cash received from sales of investments and businesses relating to the sale of certain assets and liabilities of the Networks business.
Sigma Fund:    We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows us to efficiently invest our cash around the world. We had net proceeds of $1.1 billion from sales of Sigma Fund investments in 2012, compared to $1.5 billion in net proceeds from sales of Sigma Fund investments in 2011 and $453 million from sales of Sigma Fund investments in 2010. The aggregate fair value of Sigma Fund investments was $2.1 billion at December 31, 2012 (including $969 million held outside the U.S.), compared to $3.2 billion at December 31, 2011 (including $1.3 billion held outside the U.S.).
The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investors Service), U.S. dollar-denominated fixed income obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund's investment policies, except for obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of securities of any one issuer. The Sigma Fund's investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average maturity of the portfolio (excluding cash) was less than one month at both December 31, 2012, and December 31, 2011.

At December 31, 2012, 100% of the Sigma Fund investments were invested in cash and U.S. government, agency and government-sponsored enterprise obligations. This reflects a strategic decision to prioritize capital preservation rather than investment income.
We continuously assess our cash needs and continue to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund are more than adequate to meet our operating requirements over the next twelve months.
Acquisitions and Investments:  We used $109 million cash for acquisitions and new investment activities in 2012, compared to $32 million in 2011 and $23 million in 2010. The cash used in 2012 was primarily for the acquisition of Psion plc, a U.K. based leader in mobile computing solutions, for approximately $200 million, primarily utilizing foreign cash, partially offset by net proceeds received related to the agreement with NSN to take over responsibility to implement Norway´s TETRA public safety network. The cash used in 2011 and 2010 was for small strategic investments.
Capital Expenditures:    Capital expenditures were $187 million in 2012, compared to $186 million in 2011 and $192 million in 2010. Capital spending in 2012 was primarily focused on updating our information technology infrastructure, managed services opportunities, and engineering projects. Capital spending in 2011 as compared to 2010 was generally flat across all functions except for a slight decrease in our services function, offset by higher information technology capital spend.
Sales of Investments and Businesses:   We made $38 million of disbursements related to a divested business and sales of investments in 2012, compared to proceeds received of $1.1 billion in 2011 and proceeds received of $264 million in 2010. The $38 million of disbursements in 2012 were primarily comprised of payments to NSN related to the purchase price adjustment from the sale of the Networks business, partially offset by proceeds from sales of certain of our equity investments. The $1.1 billion in proceeds in 2011 were primarily comprised of net proceeds received in connection with sales of: (i) certain assets of the Networks business, (ii) the Wireless Broadband businesses, (iii) certain of our equity investments, and (iv) the Israel-based module business. The $264 million in proceeds in 2010 were related to the sale of our Israel-based wireless network operator business.
Financing Activities
Net cash used for financing activities was $2.3 billion in 2012, compared to $5.5 billion in 2011 and $40 million in 2010. Cash used for financing activities in 2012 was primarily comprised of: (i) $2.4 billion used for purchases of our common stock under our share repurchase program, (ii) $413 million of cash used for the repayment of debt, and (iii) $270 million of cash used for the payment of dividends, partially offset by: (i) $747 million of net proceeds from the issuance of debt, and (ii) $133 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Cash used for financing activities in 2011 was primarily comprised of: (i) $3.4 billion of contributions to Motorola Mobility, (ii) $1.2 billion used for repayment of long-term debt, (iii) $1.1 billion of cash used for repurchases of shares, and (iv) $72 million of cash used for payment of dividends, partially offset by $192 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Cash used for financing activities in 2010 was primarily $1.0 billion of cash used for the repayment of long-term debt, partially offset by: (i) $797 million of cash provided by distributions from discontinued operations, and (ii) $179 million of cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Current portion of Long-Term Debt:  At December 31, 2012, our current portion of long-term debt was $4 million, compared to $405 million at December 31, 2011. In May 2012, we retired early the $400 million aggregate principal outstanding of our 5.375% Senior Notes due November 2012. In November 2011, we repaid, at maturity, the entire $600 million aggregate principal amount outstanding of our 8.0% Notes.
Long-term portion of Long-Term Debt:  At December 31, 2012, we had outstanding long-term debt of $1.9 billion, compared to $1.1 billion at December 31, 2011.
During the year ended 2012, we issued an aggregate face principal amount of $750 million of 3.750% Senior Notes due May 15, 2022 (the “2022 Senior Notes”).  We also called for the redemption of the $400 million aggregate principal amount outstanding of our 5.375% Senior Notes due November 2012 (the “2012 Senior Notes”).  All of the 2012 Senior Notes were redeemed for an aggregate purchase price of approximately $408 million.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
During the year ended 2011, we repurchased $540 million of our outstanding long-term debt for a purchase price of $615 million, excluding approximately $6 million of accrued interest, all of which occurred during the three months ended July 2, 2011. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025, (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028, and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037.

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
Share Repurchase Program:  Through actions taken in July 2011 and January 2012, the Board of Directors authorized us to repurchase an aggregate amount of up to $3.0 billion of our outstanding common stock through December 31, 2012. On February 26, 2012, we entered into a stock purchase agreement with Carl C. Icahn and certain of his affiliates to purchase 23,739,362 shares of our common stock for approximately $1.2 billion. On July 25, 2012, the Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $5.0 billion, and extended the entire share repurchase program indefinitely with no expiration date. During 2012, we paid an aggregate of $2.4 billion, including transaction costs, to repurchase 49.6 million shares at an average price of $49.14 per share. As of December 31, 2012, we had used approximately $3.5 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.5 billion available for future repurchases. All repurchased shares have been retired.
Payment of Dividends:  We paid $270 million and $72 million in cash dividends to holders of our common stock during the years ended December 31, 2012 and December 31, 2011, respectively. During the year ended December 31, 2010, we did not pay cash dividends to holders of our common stock. Subsequent to December 31, 2012, we paid $72 million in cash dividends to holders of our common stock.
During the years ended December 31, 2011, and 2010, we paid $8 million and $23 million, respectively, of dividends to minority shareholders in connection with subsidiary common stock.
Credit Facilities
As of December 31, 2012, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision for which we can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. We must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2012. As of and during the year ended December 31, 2012, there were no outstanding borrowings under the 2011 Motorola Solutions Credit Agreement.
Contractual Obligations and Other Purchase Commitments
Summarized in the table below are our obligations and commitments to make future payments under long-term debt obligations (assuming earliest possible exercise of put rights by holders), lease obligations, purchase obligations, tax obligations and other obligations as of December 31, 2012.

	Payments Due by Period
(in millions)	Total	2013	2014	2015	2016	2017	Uncertain Timeframe	Thereafter
Long-Term Debt Obligations	$1,864	$4	$4	$4	$5	$405	$—	$1,442
Lease Obligations	356	69	54	36	28	20	—	149
Purchase Obligations	50	22	19	9	—	—	—	—
Tax Obligations	161	25	—	—	—	—	136	—
Total Contractual Obligations	$2,431	$120	$77	$49	$33	$425	$136	$1,591
Amounts included represent firm, non-cancelable commitments.
Long-Term Debt Obligations:   Our long-term debt obligations, including the current portion of long-term debt, totaled $1.9 billion at December 31, 2012, compared to $1.5 billion at December 31, 2011.
Lease Obligations:  We lease certain office, factory and warehouse space, land, information technology and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $356 million. Rental expense, net of sublease income, was $65 million in 2012, $92 million in 2011, and $123 million in 2010.

Tax Obligations:  We have approximately $161 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of our global tax examinations, or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $50 million tax benefit, with cash payments not expected to exceed $25 million.
Purchase Obligations:  We have entered into agreements for the purchase of inventory, license of software, promotional activities and research and development, which are firm commitments and are not cancelable. As of December 31, 2012 our obligations in connection with these agreements run through 2015, and the total payments expected to be made by us under these agreements totaled $50 million, of which $32 million relate to take or pay obligations from arrangements with suppliers for the sourcing of inventory supplies and materials. We do not anticipate the cancellation of any of our take or pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
Commitments Under Other Long-Term Agreements:  We have entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers which are not "take or pay" in nature. Most of the agreements extend for periods of one to three years (three to five years for software). Generally, these agreements do not obligate us to make any purchases, and many permit us to terminate the agreement with advance notice (usually ranging from 60 to 180 days). If we were to terminate these agreements, we generally would be liable for certain termination charges, typically based on work performed and supplier on-hand inventory and raw materials attributable to canceled orders. Our liability would only arise in the event we terminate the agreements for reasons other than “cause.”
We outsource certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2017. Our remaining payments under these contracts are approximately $603 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.
As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects of the Government segment. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2012, outstanding Performance Bonds totaled approximately $891 million, compared to $1.1 billion at December 31, 2011. Any future disruptions, uncertainty, or volatility in bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs.
Off-Balance Sheet Arrangements:  Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our infrastructure equipment may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $84 million at December 31, 2012, compared to $138 million at December 31, 2011.
Outstanding Long-Term Receivables:  We had net non-current long-term receivables of $60 million at December 31, 2012, compared to net non-current long-term receivables of $37 million (net of allowances for losses of $10 million) at December 31, 2011. These long-term receivables are generally interest bearing, with interest rates ranging from 1% to 13%.
Sales of Receivables
From time to time, we sell accounts receivable and long-term receivables on a non-recourse basis to third parties under one-time arrangements while others have been sold to third-parties under committed facilities that involve contractual commitments. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables. We had no significant committed facilities for the sale of long-term receivables at December 31, 2012 or at December 31, 2011.

The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the years ended December 31, 2012, 2011, and 2010:

Years Ended December 31	2012	2011	2010
Cumulative annual proceeds received from one-time sales:
Accounts receivable sales proceeds	$12	$8	$30
Long-term receivables sales proceeds	178	224	67
Total proceeds from one-time sales	190	232	97
Cumulative annual proceeds received from sales under committed facilities	—	—	70
Total proceeds from receivables sales	$190	$232	$167
At December 31, 2012, the Company had retained servicing obligations for $375 million of long-term receivables, compared to $263 million of long-term receivables at December 31, 2011. Servicing obligations are limited to collection activities of the non-recourse sales of accounts receivables and long-term receivables.
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
Indemnification Provisions:  In addition, we may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, we have not made significant payments under these agreements, nor have there been significant claims asserted against us. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. In some instances we may have recourse against third-parties for certain payments made by us. Further, our obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of a percentage of the contract value.
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
Net sales consist of a wide range of activities including the delivery of stand-alone equipment or services, custom design and installation over a period of time, and bundled sales of equipment, software and services. We enter into revenue arrangements that may consist of multiple deliverables of our product and service offerings due to the needs of our customers. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. We recognize revenue from the sale of equipment, software bundled with equipment that is essential to the functionality of the equipment, and most services in accordance with general revenue recognition accounting principles. We recognize revenue in accordance with software accounting guidance for the following types of sales transactions: (i) standalone sales of software products or software upgrades, (ii) standalone sales of software maintenance agreements and (iii) sales of software bundled with hardware not essential to the functionality of that hardware.
Products —For product sales, revenue recognition occurs when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. We base our estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, we defer revenue until the incentive has been finalized with the customer.
We sell software and equipment obtained from other companies. We establish our own pricing and retain related inventory risk, are the primary obligor in sales transactions with customers, and assume the credit risk for amounts billed to customers. Accordingly, we generally recognize revenue for the sale of products obtained from other companies based on the gross amount billed.
Within our Enterprise segment, products are primarily sold through distributors and value-added resellers (collectively “channel partners”).  Channel partners may provide a service or add componentry in order to resell our products to end customers.  For sales to channel partners where we cannot reliably estimate the final sales price or when a channel partner is unable to pay for our products without reselling them to their customers, revenue is not recognized until the products are resold by the channel partner to the end customer.
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
Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenues from software maintenance, technical support and unspecified upgrades are recognized over the period that these services are delivered.
Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements that include products containing software essential to the equipment's functionality, undelivered software elements that relate to the product's essential software, and undelivered non-software services, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control. In these arrangements, we allocate revenue to all deliverables based on their relative selling prices. We use the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“ESP”).

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
Our arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy outlined above. In circumstances where we cannot determine VSOE or TPE of the selling price for any of the deliverables in the arrangement, ESP is used for the purpose of allocating the arrangement consideration.
We account for multiple element arrangements that consist entirely of software or software-related products, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, we use the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.
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

At December 31, 2012 and 2011, Inventories consisted of the following:

December 31	2012	2011
Finished goods	$244	$319
Work-in-process and production materials	432	363
	676	682
Less inventory reserves	(163)	(170)
	$513	$512
We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, our inventory reserves represented 24% of the gross inventory balance at December 31, 2012, compared to 25% of the gross inventory balance at December 31, 2011. We have inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourced manufacturing.
If future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.
Income Taxes
Our effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior-year tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when it is not more-likely-than-not that we will realize the full tax benefit of the position. We adjust these reserves in light of changing facts and circumstances.
Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which the tax payment has been deferred or expense for which we have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.
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
We evaluate deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible.  During 2012, we recorded $60 million of tax benefits related to the reversal of a significant portion of the valuation allowance established on certain foreign deferred tax assets.
During 2011, we reassessed our valuation allowance requirements taking into consideration the distribution of Motorola Mobility. We evaluated all available evidence in our analysis, including the historical and projected pre-tax profits generated by our U.S. operations. We also considered tax planning strategies that are prudent and can be reasonably implemented. Based on our assessment, we recorded $274 million of tax benefits related to the reversal of a valuation allowance established on U.S. deferred tax assets. During 2010, the U.S. valuation allowance was reduced by $39 million, primarily for certain of our state tax carryforwards that we expect to utilize. The U.S. valuation allowance as of December 31, 2012 relates to state tax carryforwards and deferred tax assets of a U.S. subsidiary that we expect to expire unutilized.
We have a total deferred tax asset valuation allowance of approximately $308 million against gross deferred tax assets of approximately $4.7 billion as of December 31, 2012, compared to total deferred tax asset valuation allowance of approximately $366 million against net deferred tax assets of approximately $5.1 billion as of December 31, 2011.

Valuation of Sigma Fund and Investment Portfolios
Investments in Sigma Fund primarily consist of fixed income securities with an average maturity of less than one month at both December 31, 2012 and 2011. These securities are carried at fair value. Investments not held in Sigma Fund generally consist of equity and fixed income securities, which are classified as available-for-sale and are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is determined in accordance with the authoritative guidance for fair value measurements and disclosures using the prescribed fair value hierarchy.
Publicly traded common stock and equivalents within our investment portfolios where quoted market prices in active markets are available are classified as Level 1 fair value measurements within the prescribed fair value hierarchy.
The securities classified as Level 2 are primarily those that are professionally managed within the Sigma Fund.  Level 2 securities are priced using pricing services, bid/offer, and last trade. Prices may also be obtained from brokers, counterparties, fund administrators, online securities data services, or investment managers.  Fixed income securities, including short-term instruments, may be priced using pricing models comprised of observable inputs which include, but are not limited to, market quotations, yields, maturities, call features, and the security's terms and conditions.  We review these prices and pricing procedures as well as amounts realized as a basis for validating our fair value price estimates.
As of December 31, 2012 and December 31, 2011, there are no Level 3 securities within the Sigma Fund or our investment portfolio.
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
Retirement Benefits
Our noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees are not eligible to participate in the Regular Pension Plan. We also provide defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany and Japan (the “Non-U.S. Plans”). Other pension plans are not material to us either individually or in the aggregate.
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
We have an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who are covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the “Cap”) or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years will be the greater of: (i) such employee’s eligible compensation as of January 1, 2007 (frozen at that amount), or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was frozen to new participants unless such participation was due to a prior contractual entitlement.

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
During the year ended December 31, 2012, the Company announced an amendment to the Postretirement Health Care Benefits Plan.  Starting January 1, 2013, benefits under the plan to participants over age 65 will be paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants.  Covered retirees will be able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses.  This change has resulted in a remeasurement of the plan where $139 million of the net liability was reduced through a decrease in accumulated other comprehensive loss of $87 million, net of taxes. The majority of the reduced liability will be recognized over approximately three years, which is the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
Accounting methodologies use an attribution approach that generally spreads the effects of individual events over the service lives of the participants in the plan, or estimated average lifetime when almost all of the plan participants are considered "inactive." Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases.
There are various assumptions used in calculating the net periodic benefit expense and related benefit obligations. One of these assumptions is the expected long-term rate of return on plan assets. The required use of the expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern either of the service life or average lifetime of the employees. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years.
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. Our investment return assumption for the Regular Pension Plan and Postretirement Healthcare Benefits Plan was 8.25% in both 2012 and 2011. At December 31, 2012, the Regular Pension Plan and the Postretirement Health Care Benefits Plan investment portfolios were predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.
A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. pension obligations were 4.35% and 5.10% at December 2012 and 2011, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 3.80% and 4.75% at December 31, 2012 and 2011, respectively.
A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by us based upon our long-term plans for such increases. Our 2012 and 2011 rate for future compensation increase for the Regular Pension Plan and Officers’ Plan was 0%, as the salaries to be utilized for calculation of benefits under these plans have been frozen. For the Postretirement Health Care Benefits Plan, we review external data and our own historical trends for health care costs to determine the health care cost trend rates. The health care cost trend rate used to determine the December 31, 2012, accumulated postretirement benefit obligation is 8.50% for 2013, then grading down to a rate of 5% in 2020.  The health care cost trend rate used to determine the December 31, 2011 accumulated postretirement benefit obligation was 7.25% for 2012, remaining flat at 7.25% through 2015, then grading down to a rate of 5% in 2019.

For the year ended December 31, 2012, we recognized net periodic pension expense of $188 million related to our U.S. pension plans, compared to $151 million for the year ended December 31, 2011. Cash contributions of $340 million were made to the U.S. pension plans during 2012 as compared to $489 million in 2011. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with Motorola Solutions under which we would contribute $100 million above and beyond our legal requirement to our U.S. pension plans over the next five years. The Company and the PBGC entered into the agreement as the Company was in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. The Company made $250 million of pension contributions to our U.S. pension plans over the amounts required in the fourth quarter 2011, of which $100 million fulfilled the PBGC financial obligation. As a result, the Company has no further financial obligations under this agreement with the PBGC. We maintained all of the U.S. pension liabilities and the majority of the non-U.S. pension liabilities following the distribution of Motorola Mobility on January 4, 2011, and following the sale of certain assets and liabilities of the Networks business to NSN on April 29, 2011.
We recognized net postretirement health care expense of $3 million and $20 million for the years ended December 31, 2012 and 2011, respectively. No cash contributions were made to this plan in 2012. We expect to make no cash contributions to the Postretirement Health Care Benefits Plan in 2013.
The measurement date of all of our retirement plans assets and obligations is December 31.
Valuation and Recoverability of Goodwill
We assess the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is assessed more frequently if an event occurs or circumstances change that would indicate it is more-likely-than-not that the fair value of a reporting unit is below its carrying amount. We continually assess whether any such events and circumstances have occurred, which requires a significant amount of judgment. Such events and circumstances may include: adverse changes in macroeconomic conditions, adverse changes in the entity's industry or market, changes in cost factors negatively impacting earnings and cash flows, negative or declining overall financial performance, events affecting the carrying value or composition of a reporting unit, or a sustained decrease in share price, among others. Any such adverse event or change in circumstances could have a significant impact on the recoverability of goodwill and could have a material impact on our combined financial statements.
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Government and Enterprise segments each meet the definition of a reporting unit.
In September 2011, the Financial Accounting Standards Board (the "FASB”) issued guidance which provides an entity with the option to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this guidance as of the fourth quarter of 2011.
2012 &2011
We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for fiscal year 2012 and fiscal year 2011. In performing this qualitative assessment, we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. In addition, we considered the fair value derived for each reporting unit in conjunction with the 2010 goodwill impairment test. We compared this prior fair value against the current carrying value of each reporting unit noting fair value significantly exceeded carrying value for both reporting units. We performed a sensitivity analysis on the fair value determined for each reporting unit in conjunction with the 2010 goodwill impairment test for changes in significant assumptions including the weighted average cost of capital used in the income approach and changes in expected cash flows. For fiscal year 2012, these changes in assumptions and estimated cash flows resulted in an increase in fair value for the Government reporting unit and a slight decrease in fair value for the Enterprise reporting unit. In spite of this small decrease in estimated fair value of the Enterprise reporting unit, the reporting unit's fair value significantly exceeds its carrying value. For fiscal year 2011, these changes in assumptions and estimated cash flows resulted in an increase in fair value for each reporting unit from the 2010 fair values. As such, for fiscal years 2012 and 2011, we concluded it is more-likely-than-not that the fair value of each reporting unit exceeds its carrying value. Therefore, the two-step goodwill impairment test was not required for fiscal year 2012 or fiscal year 2011.

2010
The goodwill impairment test for fiscal 2010 was performed using the two step goodwill impairment analysis. In step one, the fair value of each reporting unit was compared to its book value. Fair value was determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, we perform step two. Step two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in step one and the fair value of the underlying assets and liabilities of the reporting unit was the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.
The following describes the valuation methodologies used to derive the fair value of the reporting units:

•
Income Approach: To determine fair value, we discounted the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of the model, adjusted it to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted it by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into the estimate of fair value.

•
Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our reporting units using several market-based approaches, including the value that is derived based on Motorola Solutions' consolidated stock price as described above. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of fair value of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily included, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts.
We evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of each reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable. We weighted the valuation of our reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods.
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
For the purpose of determining the implied control premium calculation in the overall goodwill analysis, we applied assumptions for determining the fair value of corporate assets. Corporate assets primarily consisted of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, deferred tax assets and corporate facilities. Judgments about the fair value of corporate assets include, among others, an assumption that deferred tax assets should be discounted to reflect their economic lives, that a significant portion of the corporate assets are required to pay off debt, fund our retirement obligations, and market participants' perceptions of the likely restructuring costs, including severance and exit costs, that might be incurred if our strategy is not successful. The results of our impairment analysis resulted in an implied control premium commensurate with historical transactions observed in our industry.
Based on the results of our 2012, 2011, and 2010 annual assessments of the recoverability of goodwill, there were no goodwill impairments.
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

Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11 “Disclosures about Offsetting Assets and Liabilities.” The standard requires additional disclosure to enhance the comparability of U.S. GAAP and International Financial Reporting Standards financial statements. In January 2013, the FASB issued Accounting Standards Update 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This standard provided additional guidance on the scope of ASU 2011-11. The new standards are effective for annual and interim periods beginning January 1, 2013. Retrospective application is required. The guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) customer spending, (c) the impact of each segment's strategy, (d) the impact from the loss of key customers, (e) competitive position, (f) increased competition, (g) the impact of regulatory matters, (h) the impact from the allocation and regulation of spectrum, (i) the availability of materials and components, energy supplies and labor, (j) the seasonality of the business, (k) the firmness of each segment's backlog, (l) the competitiveness of the patent portfolio, and (m) the impact of research and development; (2) “Properties,” about the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis,” about: (a) market growth/contraction, demand, spending and resulting opportunities, (b) the financial results of Psion and the impact to earnings in 2014, (c) the decline in the iDEN infrastructure portfolio, (d) the return of capital to shareholders through dividends and/or repurchasing shares, (e) the success of our business strategy and portfolio, (f) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (g) our ability and cost to repatriate funds, (h) the impact of the timing and level of sales and the geographic location of such sales, (i) the impact of maintaining inventory, (j) future cash contributions to pension plans or retiree health benefit plans, (k) our ability to collect on our Sigma Fund and other investments, (l) our ability and cost to access the capital markets, (m) our ability to borrow and the amount available under our credit facilities, (n) our ability to retire outstanding debt, (o) our ability and cost to obtain performance related bonds, (p) adequacy of resources to fund expected working capital and capital expenditure measurements, (q) expected payments pursuant to commitments under long-term agreements, (r) the ability to meet minimum purchase obligations, (s) our ability to sell accounts receivable and the terms and amounts of such sales, (t) the outcome and effect of ongoing and future legal proceedings, (u) the impact of recent accounting pronouncements on our financial statements, (v) the impact of the loss of key customers, and (w) the expected effective tax rate and deductibility of certain items; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2012, we have $1.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Of this total long-term debt amount, a $36 million Euro-denominated variable interest loan has a hedge that changes the interest rate characteristics from variable to fixed-rate. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.

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
Our strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on our operating assessment of risk. We enter into derivative contracts for some of our non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. We typically use forward contracts and options to hedge these currency exposures. In addition, we enter into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of our exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2012, we had outstanding foreign exchange contracts totaling $523 million, compared to $524 million outstanding at December 31, 2011. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2012	December 31, 2011
British Pound	$225	$55
Chinese Renminbi	(99)	(283)
Norwegian Krone	(48)	—
Israeli Shekel	(35)	8
Japanese Yen	32	46
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of currency forward contracts and options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, Sigma Fund investments and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $54 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.
At December 31, 2012, the maximum term of derivative instruments that hedge forecasted transactions was seven months. The weighted average duration of our derivative instruments that hedge forecasted transactions was three months.

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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of Motorola Solutions, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 12, 2013

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2012	2011	2010
Net sales from products	$6,363	$6,068	$5,616
Net sales from services	2,335	2,135	2,001
Net sales	8,698	8,203	7,617
Cost of product sales	2,844	2,723	2,523
Cost of service sales	1,506	1,334	1,282
Costs of sales	4,350	4,057	3,805
Gross margin	4,348	4,146	3,812
Selling, general and administrative expenses	1,963	1,912	1,874
Research and development expenditures	1,075	1,035	1,037
Other charges	54	341	150
Operating earnings	1,256	858	751
Other income (expense):
Interest expense, net	(66)	(74)	(129)
Gain on sales of investments and businesses, net	39	23	49
Other	(14)	(69)	(7)
Total other expense	(41)	(120)	(87)
Earnings from continuing operations before income taxes	1,215	738	664
Income tax expense (benefit)	337	(3)	403
Earnings from continuing operations	878	741	261
Earnings from discontinued operations, net of tax	3	411	389
Net earnings	881	1,152	650
Less: Earnings (loss) attributable to noncontrolling interests	—	(6)	17
Net earnings attributable to Motorola Solutions, Inc.	$881	$1,158	$633
Amounts attributable to Motorola Solutions, Inc. common shareholders:
Earnings from continuing operations, net of tax	878	747	244
Earnings from discontinued operations, net of tax	3	411	389
Net earnings	881	1,158	633
Earnings per common share:
Basic:
Continuing operations	$3.01	$2.24	$0.73
Discontinued operations	—	1.23	1.17
	$3.01	$3.47	$1.90
Diluted:
Continuing operations	$2.95	$2.20	$0.72
Discontinued operations	0.01	1.21	1.15
	$2.96	$3.41	$1.87
Weighted average common shares outstanding:
Basic	292.1	333.8	333.3
Diluted	297.4	339.7	338.1
Dividends declared per share	0.96	0.22	—
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31
(In millions)	2012	2011	2010
Net earnings	$881	$1,152	$650
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $99, $73 and $57	177	132	112
Mid-year remeasurement of retirement benefits and other amendment, net of tax of $52, $9 and $(13)	87	(77)	(6)
Year-end and other retirement adjustments, net of tax of $(419), $(332), and $(14)	(707)	(723)	81
Foreign currency translation adjustment, net of tax of $(4), $(8) and $46	14	19	(63)
Net gain (loss) on derivative hedging instruments, net of tax of $(1), $0 and $(1)	4	(3)	(2)
Net unrealized gain (loss) on securities, net of tax of $1, $(1) and $(34)	1	(2)	(58)
Total other comprehensive income (loss)	(424)	(654)	64
Comprehensive income	457	498	714
Less: Earnings (loss) attributable to noncontrolling interest	—	(6)	17
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$457	$504	$697

See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
(In millions, except per share amounts)	2012	2011
ASSETS
Cash and cash equivalents	$1,468	$1,881
Sigma Fund and short-term investments	2,135	3,210
Accounts receivable, net	1,881	1,866
Inventories, net	513	512
Deferred income taxes	604	613
Other current assets	800	686
Total current assets	7,401	8,768
Property, plant and equipment, net	839	896
Investments	144	166
Deferred income taxes	2,416	2,375
Goodwill	1,510	1,428
Other assets	369	296
Total assets	$12,679	$13,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$405
Accounts payable	705	677
Accrued liabilities	2,626	2,733
Total current liabilities	3,335	3,815
Long-term debt	1,859	1,130
Other liabilities	4,195	3,710
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock: 12/31/12—$.01 par value; 12/31/11—$.01 par value	3	3
Authorized shares: 12/31/12—600.0; 12/31/11—600.0
Issued shares: 12/31/12—277.3; 12/31/11—320.0
Outstanding shares: 12/31/12—276.1; 12/31/11—318.8
Additional paid-in capital	4,937	7,071
Retained earnings	1,625	1,016
Accumulated other comprehensive loss	(3,300)	(2,876)
Total Motorola Solutions, Inc. stockholders’ equity	3,265	5,214
Noncontrolling interests	25	60
Total stockholders’ equity	3,290	5,274
Total liabilities and stockholders’ equity	$12,679	$13,929
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Noncontrolling Interests
Balance at January 1, 2010:	330.6	$8,234	$(2,286)	$3,827	$108
Net earnings				633	17
Net unrealized loss on securities, net of tax of $(34)			(58)
Foreign currency translation adjustments, net of tax of $46			(63)
Amortization of retirement benefit adjustments, net of tax of $57			112
Mid-year remeasurement of retirement benefits, net of tax of $(13)			(28)
Plan amendment, net of tax of $0			22
Year-end and other retirement adjustments, net of tax of $(14)			81
Issuance of common stock and stock options exercised	6.6	144
Tax shortfalls from stock-based compensation		(63)
Share-based compensation expense		308
Net loss on derivative instruments, net of tax of $(1)			(2)
Dividends paid to noncontrolling interest on subsidiary common stock					(23)
Reclassification of share-based awards from liability to equity		24
Balance at December 31, 2010:	337.2	$8,647	$(2,222)	$4,460	$102
Net earnings (loss)				1,158	(6)
Net unrealized loss on securities; net of tax of $(1)			(2)
Foreign currency translation adjustments, net of tax of $(8)			19
Amortization of retirement benefit adjustments, net of tax of $73			132
Mid-year remeasurement of retirement benefits, net of tax of $9			(77)
Year-end and other retirement adjustments, net of tax of $(332)			(723)
Issuance of common stock and stock options exercised	9.4	152
Share repurchase program	(26.6)	(1,110)
Excess tax benefit from stock-based compensation		42
Share-based compensation expense		181
Net loss on derivative instruments, net of tax of $(0)			(3)
Distribution of Motorola Mobility		(836)		(4,460)
Dividends paid to noncontrolling interest on subsidiary common stock					(8)
Sale of noncontrolling interest in subsidiary common stock					(27)
Purchase of noncontrolling interest in subsidiary					(1)
Reclassification of share-based awards from liability to equity		(2)
Dividends declared				(142)
Balance at December 31, 2011:	320.0	$7,074	$(2,876)	$1,016	$60
Net earnings				881	—
Net unrealized gain on securities, net of tax of $1			1
Foreign currency translation adjustments, net of tax of $(4)			14
Amortization of retirement benefit adjustments, net of tax of $99			177
Mid-year remeasurement of retirement benefits, net of tax of $52			87
Year-end and other retirement adjustments, net of tax of $(419)			(707)
Issuance of common stock and stock options exercised	6.9	80
Share repurchase program	(49.6)	(2,438)
Excess tax benefit from share-based compensation		20
Share-based compensation expense		184
Net gain on derivative hedging instruments, net of tax of $(1)			4
Acquisition of noncontrolling interest from Japanese subsidiary		20			(35)
Dividends declared				(272)
Balance at December 31, 2012:	277.3	$4,940	$(3,300)	$1,625	$25
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2012	2011	2010
Operating
Net earnings attributable to Motorola Solutions, Inc.	$881	$1,158	$633
Earnings (loss) attributable to noncontrolling interests	—	(6)	17
Net earnings	881	1,152	650
Earnings from discontinued operations	3	411	389
Earnings from continuing operations	878	741	261
Adjustments to reconcile earnings from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	208	366	353
Non-cash other charges (income)	11	34	(74)
Share-based compensation expense	184	168	144
Gain on sales of investments and businesses, net	(39)	(23)	(49)
Loss from extinguishment of long-term debt	6	81	12
Deferred income taxes	242	63	384
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	81	(250)	(83)
Inventories	(3)	(14)	(111)
Other current assets	(118)	61	(48)
Accounts payable and accrued liabilities	(162)	(191)	333
Other assets and liabilities	(220)	(188)	(319)
Net cash provided by operating activities	1,068	848	803
Investing
Acquisitions and investments, net	(109)	(32)	(23)
Proceeds from (used for) sales of investments and businesses, net	(38)	1,124	264
Capital expenditures	(187)	(186)	(192)
Proceeds from sales of property, plant and equipment	56	6	27
Proceeds from sales of Sigma Fund investments, net	1,075	1,508	453
Proceeds from sales (purchases) of short-term investments, net	—	6	(6)
Net cash provided by investing activities	797	2,426	523
Financing
Repayment of short-term borrowings, net	—	—	(5)
Repayment of debt	(413)	(1,219)	(1,011)
Proceeds from issuance of debt	747	—	—
Contributions to Motorola Mobility	(73)	(3,425)	—
Issuance of common stock	133	192	179
Repurchase of common stock	(2,438)	(1,110)	—
Excess tax benefits from share-based compensation	20	42	—
Payment of dividends	(270)	(72)	—
Distributions (to) from discontinued operations	(11)	64	797
Net cash used for financing activities	(2,305)	(5,528)	(40)
Net cash provided by operating activities from discontinued operations	2	26	1,169
Net cash used for investing activities from discontinued operations	—	(8)	(343)
Net cash provided by (used for) financing activities from discontinued operations	11	(64)	(797)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(13)	46	(29)
Net cash provided by (used for) discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	27	(73)	53
Net increase (decrease) in cash and cash equivalents	(413)	(2,327)	1,339
Cash and cash equivalents, beginning of year	1,881	4,208	2,869
Cash and cash equivalents, end of year	$1,468	$1,881	$4,208
Cash Flow Information
Cash paid during the year for:
Interest expense	$109	$166	$240
Income taxes, net of refunds	127	107	259
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
The consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, statement of stockholder's equity, and cash flows for all periods presented.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Changes in Presentation
Reverse Stock Split and Name Change
On November 30, 2010, Motorola Solutions announced the timing and details regarding the distribution of Motorola Mobility Holdings, Inc. ("Motorola Mobility") and the approval of a reverse stock split at a ratio of 1-for-7 (“the Reverse Stock Split”). On January 4, 2011, immediately following the distribution of Motorola Mobility common stock, the Company completed a the Reverse Stock Split and changed its name to Motorola Solutions, Inc. All consolidated share and per share information presented gives effect to the distribution of Motorola Mobility and Reverse Stock Split.
Revenue Recognition: Net sales consist of a wide range of activities including the delivery of stand-alone equipment or services, custom design and installation over a period of time, and bundled sales of equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of equipment, software bundled with equipment that is essential to the functionality of the equipment, and most services in accordance with general revenue recognition accounting principles. The Company recognizes revenue in accordance with software accounting guidance for the following types of sales transactions: (i) standalone sales of software products or software upgrades, (ii) standalone sales of software maintenance agreements, and (iii) sales of software bundled with hardware not essential to the functionality of that hardware.
Products —For product sales, revenue recognition occurs when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, the Company defers revenue until the incentive has been finalized with the customer.
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
Within the Enterprise segment, products are primarily sold through distributors and value-added resellers (collectively “channel partners”).  Channel partners may provide a service or add componentry in order to resell the Company's products to end customers.  For sales to channel partners where the Company cannot reliably estimate the final sales price or when a channel partner is unable to pay for the Company's products without reselling them to their customers, revenue is not recognized until the products are resold by the channel partner to the end customer.
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
Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenues from software maintenance, technical support and unspecified upgrades are recognized over the period that these services are delivered.
Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements that include products containing software essential to the equipment's functionality, undelivered software elements that relate to the product's essential software, and undelivered non-software services, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. In these arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. The Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”).

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

•
ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on its normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.
The Company's arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy outlined above. In circumstances where the Company cannot determine VSOE or TPE of the selling price for any of the deliverables in the arrangement, ESP is used for the purpose of allocating the arrangement consideration between software and non software deliverables.
The Company accounts for multiple-element arrangements that consist entirely of software or software-related products, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, the Company uses the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.
Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. At both December 31, 2012 and December 31, 2011, restricted cash was $63 million.
Sigma Fund:    The Company and its wholly-owned subsidiaries invest a significant portion of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that allows the Company to efficiently manage its cash around the world. The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor's or A2/P-1 by Moody's Investors Service), U.S. dollar-denominated fixed income obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund's investment policies, except for obligations of the U.S. government, agencies and government-sponsored enterprises, no more than 5% of the Sigma Fund portfolio is to consist of securities of any one issuer. The Sigma Fund's investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be one hundred twenty days or less. The actual average maturity of the portfolio (excluding cash) was less than one month at both December 31, 2012 and December 31, 2011.
Investments in the Sigma Fund are carried at fair value. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund.  These pricing models utilize observable inputs which include, but are not limited to: market quotations, yields, maturities, call features, and the security's terms and conditions.
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
The Company assesses declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. Other-than-temporary impairments of investments are recorded to Other within Other income (expense) in the Company’s consolidated statements of operations in the period in which they become impaired.
Inventories:    Inventories are valued at the lower of average cost (which approximates cost on a first-in, first-out basis) or market (net realizable value or replacement cost).
Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using straight-line, based on the estimated useful lives of the assets (buildings and building equipment, five to forty years; machinery and equipment, two to ten years) and commences once the assets are ready for their intended use.
Goodwill and Intangible Assets:    Goodwill is assessed for impairment at least annually at the reporting unit level. In September 2011, the FASB issued guidance which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance as of the fourth quarter of 2011.
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
Impairment of Long-Lived Assets:    Long-lived assets, which include intangible assets, held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset (group) to future net undiscounted cash flows to be generated by the asset (group). If an asset (group) is considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the asset (group) exceeds the asset's (group's) fair value calculated using a discounted future cash flows analysis or market comparables. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

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
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible.
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
Derivative Instruments:    Gains and losses on hedges of existing assets or liabilities are marked-to-market and the result is included in Other within Other income (expense) within the Company’s consolidated statements of operations. Certain financial instruments are used to hedge firm future commitments or forecasted transactions.  Gains and losses pertaining to those instruments that qualify for hedge accounting are deferred until such time as the underlying transactions are recognized and subsequently recognized in the same line within the consolidated statements of operations of the hedged item. Gains and losses pertaining to those instruments that do not qualify for hedge accounting are recorded immediately in Other income (expense) within the consolidated statements of operations.
Earnings Per Share:    The Company calculates its basic earnings per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net earnings attributable to Motorola Solutions, Inc. by the sum of the weighted average number of common shares used in the basic earnings per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings per share calculation. Both basic and diluted earnings per share amounts are calculated for earnings from continuing operations and net earnings attributable to Motorola Solutions, Inc. for all periods presented. All earnings per share information presented gives effect to the distribution of Motorola Mobility and Reverse Stock Split, which occurred on January 4, 2011.
Share-Based Compensation Costs:    The Company has incentive plans that reward employees with stock options, stock appreciation rights, restricted stock and restricted stock units, as well as an employee stock purchase plan. The amount of compensation cost for these share-based awards is generally measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair values of stock options and stock appreciation rights are generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.
Retirement Benefits:    The Company records annual expenses relating to its pension benefit and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized either over the average service life or over the average remaining lifetime of the participant, depending on the number of active employees in the plan. The funding status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company’s consolidated balance sheets using a December 31 measurement date.
Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $95 million, $98 million and $109 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Use of Estimates:    The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and long term receivables, inventories, Sigma Fund, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
On October 28, 2011, the Company completed the sale of its wireless broadband businesses. During the year ended December 31, 2011, the Company recorded a pre-tax gain related to the sale of the wireless broadband businesses of $40 million, net of closing costs, in its results from discontinued operations. The operating results of the wireless broadband businesses, formerly included as part of the Enterprise segment, are reported as discontinued operations in the statements of operations for all periods presented.
On April 29, 2011, the Company completed the sale of certain assets and liabilities of its Networks business to Nokia Siemens Networks ("NSN"). The results of operations of the portions of the Networks business sold are reported as discontinued operations for all periods presented. Based on the terms and conditions of the Networks business divestiture, the sale was subject to a purchase price adjustment that was contingent upon the review of final assets and liabilities transferred to NSN and was based on the change in net assets from the original agreed upon sale date. During the year ended December 31, 2011, the Company received approximately $1.0 billion of net proceeds and recorded a pre-tax gain related to the completion of this sale of $434 million, net of closing costs, and an agreed upon purchase price adjustment of $120 million in its results from discontinued operations.
On January 4, 2011, the distribution of Motorola Mobility was completed. The stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of the Company’s common stock held as of the record date. Immediately following the distribution, the Company changed its name to Motorola Solutions, Inc. The distribution was structured to be tax-free to Motorola Solutions and its stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical financial results of Motorola Mobility are reflected in the Company’s consolidated financial statements and footnotes as discontinued operations for all periods presented.

On May 27, 2010, the Company completed the sale of its Israel-based wireless network operator business formerly included as part of the Government segment. The Company received $170 million in net cash and recorded a gain on sale of the business of $20 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations.
The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2012, 2011 and 2010.

Years ended December 31	2012	2011	2010
Net sales	$—	$1,346	$15,256
Operating earnings	11	201	601
Gains (loss) on sales of investments and businesses, net	(7)	474	20
Earnings before income taxes	8	667	600
Income tax expense	5	256	211
Earnings from discontinued operations, net of tax	3	411	389

3.    Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

Years ended December 31	2012	2011	2010
Other charges (income):
Intangibles amortization	$29	$200	$203
Reorganization of businesses	41	52	54
Intellectual property settlements and reserve adjustment	—	—	(78)
Legal and related insurance matters, net	(16)	88	(29)
Pension plan adjustments, net	—	(9)	—
Long-term financing receivable reserve	—	10	—
	$54	$341	$150
During 2012, the Company recorded a $16 million gain in connection with the settlement of a legal matter involving the legacy paging business.
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

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31	2012	2011	2010
Interest expense, net:
Interest expense	$(108)	$(132)	$(217)
Interest income	42	58	88
	$(66)	$(74)	$(129)
Other:
Investment impairments	$(8)	$(4)	$(21)
Loss from the extinguishment of the Company’s outstanding long-term debt	(6)	(81)	(12)
Foreign currency gain (loss)	(13)	8	12
Gain on Sigma Fund investments	—	—	11
Other	13	8	3
	$(14)	$(69)	$(7)
Earnings Per Common Share
Basic and diluted earnings per common share from both continuing operations and net earnings attributable to Motorola Solutions, Inc., including discontinued operations, is computed as follows:

	Continuing Operations			Net Earnings attributable to Motorola Solutions, Inc.
Years ended December 31	2012	2011	2010	2012	2011	2010
Basic earnings per common share:
Earnings	$878	$747	$244	$881	$1,158	$633
Weighted average common shares outstanding	292.1	333.8	333.3	292.1	333.8	333.3
Per share amount	$3.01	$2.24	$0.73	$3.01	$3.47	$1.90
Diluted earnings per common share:
Earnings	$878	$747	$244	$881	$1,158	$633
Weighted average common shares outstanding	292.1	333.8	333.3	292.1	333.8	333.3
Add effect of dilutive securities: Share-based awards and other	5.3	5.9	4.8	5.3	5.9	4.8
Diluted weighted average common shares outstanding	297.4	339.7	338.1	297.4	339.7	338.1
Per share amount	$2.95	$2.20	$0.72	$2.96	$3.41	$1.87
In the computation of diluted earnings per common share from both continuing operation and on a net earnings basis for the year ended December 31, 2012, the assumed exercise of 5.9 million stock options was excluded because their inclusion would have been antidilutive. For the year ended December 31, 2011, the assumed exercise of 8.6 million stock options and vesting of 0.2 million restricted stock units were excluded because their inclusion would have been antidilutive. For the year ended December 31, 2010, the assumed exercise of 14.6 million stock options and vesting of 0.7 million restricted stock units were excluded because their inclusion would have been antidilutive.
During 2012, the Company paid an aggregate of $2.4 billion, including transaction costs, to repurchase 49.6 million shares. The share repurchase program is discussed in further detail in the “Stockholders’ Equity Information” section.

Balance Sheet Information
Sigma Fund
Sigma Fund consists of the following:

December 31	2012	2011
Cash	$149	$264
Securities:
U.S. government, agency and government-sponsored enterprise obligations	1,984	2,944
	$2,133	$3,208
Investments
Investments consist of the following:

	Recorded Value		Less
December 31, 2012	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$15	$—	$—	$15
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	10	3	—	7
	2	38	3	—	37
Other securities, at cost	—	93	—	—	93
Equity method investments	—	13	—	—	13
	$2	$144	$3	$—	$143

	Recorded Value		Less
December 31, 2011	Short-term Investments	Investments	Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$16	$—	$—	$16
Corporate bonds	2	10	—	—	12
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	11	2	(1)	10
	2	39	2	(1)	40
Other securities, at cost	—	106	—	—	106
Equity method investments	—	21	—	—	21
	$2	$166	$2	$(1)	$167
During the years ended December 31, 2012, 2011 and 2010, the Company recorded investment impairment charges of $8 million, $4 million and $21 million, respectively, representing other-than-temporary declines in the value of the Company’s available-for-sale investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.

Gains on sales of investments and businesses, net, consists of the following:

Years Ended December 31	2012	2011	2010
Gains on sales of investments, net	$39	$17	$49
Gains on sales of businesses, net	—	6	—
	$39	$23	$49
During the year ended December 31, 2010, the $49 million of net gains primarily relate to sales of a number of the Company’s equity investments, of which $31 million of gain was attributable to a single investment.
Accounts Receivable, Net
Accounts receivable, net, consist of the following:

December 31	2012	2011
Accounts receivable	$1,932	$1,911
Less allowance for doubtful accounts	(51)	(45)
	$1,881	$1,866
Inventories, Net
Inventories, net, consist of the following:

December 31	2012	2011
Finished goods	$244	$319
Work-in-process and production materials	432	363
	676	682
Less inventory reserves	(163)	(170)
	$513	$512
Other Current Assets
Other current assets consist of the following:

December 31	2012	2011
Costs and earnings in excess of billings	$416	$302
Contract-related deferred costs	141	142
Tax-related refunds receivable	95	85
Other	148	157
	$800	$686
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2012	2011
Land	$38	$69
Building	739	774
Machinery and equipment	1,932	2,052
	2,709	2,895
Less accumulated depreciation	(1,870)	(1,999)
	$839	$896
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $179 million, $165 million and $150 million, respectively.

Other Assets
Other assets consist of the following:

December 31	2012	2011
Intangible assets, net of accumulated amortization	$109	$48
Long-term receivables, net of allowances	60	37
Other	200	211
	$369	$296
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2012	2011
Deferred revenue	$820	$774
Compensation	424	471
Billings in excess of costs and earnings	387	250
Tax liabilities	95	126
Customer reserves	144	125
Networks purchase price adjustment	—	96
Dividend payable	72	70
Other	684	821
	$2,626	$2,733
Other Liabilities
Other liabilities consist of the following:

December 31	2012	2011
Defined benefit plans, including split dollar life insurance policies	$3,389	$2,675
Postretirement health care benefits plan	167	295
Deferred revenue	304	275
Unrecognized tax benefits	98	112
Other	237	353
	$4,195	$3,710
Stockholders’ Equity Information
Share Repurchase Program:  On July 28, 2011, the Company announced that its Board of Directors approved a share repurchase program that allowed the Company to purchase up to $2.0 billion of its outstanding common stock through December 31, 2012. On January 30, 2012, the Company announced that its Board of Directors authorized up to $1.0 billion in additional funds for use in the existing stock repurchase program through the end of 2012. On February 26, 2012, the Company purchased 23,739,362 shares of its common stock for approximately $1.2 billion from Carl C. Icahn and certain of his affiliates. On July 25, 2012, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $5.0 billion, and extended the entire share repurchase program indefinitely with no expiration date. During 2012, the Company paid an aggregate of $2.4 billion, including transaction costs, to repurchase 49.6 million shares at an average price of $49.14 per share. During 2011, the Company paid an aggregate of $1.1 billion, including transaction costs to repurchase 26.6 million shares at an average price of $41.77. As of December 31, 2012, the Company has used approximately $3.5 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.5 billion of authority available for repurchases. All repurchased shares have been retired. During the year ended December 31 2010, the Company did not repurchase any of its common shares.
Payment of Dividends:  During the year ended December 31, 2012, the Company paid $270 million in cash dividends to holders of its common stock. During the year ended December 31, 2011, the Company paid $72 million in cash dividends to holders of its common stock. During the year ended December 31, 2010, the Company did not pay cash dividends to holders of its common stock.

During the years ended December 31, 2011, and 2010, the Company paid $8 million and $23 million, respectively, of dividends to minority shareholders in connection with subsidiary common stock.
Motorola Mobility Distribution:  On January 4, 2011, the distribution of Motorola Mobility from Motorola Solutions was completed. On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 (the "Record Date") received one (1) share of Motorola Mobility common stock for each eight (8) shares of the Company's common stock held as of the Record Date. The distribution was completed pursuant to an Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among the Company, Motorola Mobility and Motorola Mobility, Inc.
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
Reverse Stock Split:  On January 4, 2011, immediately following the distribution of Motorola Mobility common stock, the Company completed the Reverse Stock Split. All consolidated per share information presented gives effect to the distribution of Motorola Mobility and the Reverse Stock Split.
4.    Debt and Credit Facilities
Long-Term Debt

December 31	2012	2011
5.375% senior notes due 2012	—	400
6.0% senior notes due 2017	399	399
3.75% senior notes due 2022	747	—
6.5% debentures due 2025	118	118
7.5% debentures due 2025	346	346
6.5% debentures due 2028	36	36
6.625% senior notes due 2037	54	54
5.22% debentures due 2097	89	89
Other long-term debt	45	50
	1,834	1,492
Adjustments, primarily unamortized gains on interest rate swap terminations	29	43
Less: current portion	(4)	(405)
Long-term debt	$1,859	$1,130
During the year ended December 31, 2012, the Company issued an aggregate face principal amount of $750 million of 3.750% Senior Notes due May 15, 2022 (the “2022 Senior Notes”).  The Company also redeemed $400 million aggregate principal amount outstanding of its 5.375% Senior Notes due November 2012 for an aggregate purchase price of approximately $408 million.  After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $6 million related to this redemption within Other income (expense) in the consolidated statements of operations.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
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
Also, during the year ended December 31, 2011, the Company repaid, at maturity, the entire $600 million aggregate principal amount outstanding of its 8.0% Notes due November 1, 2011.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2013—$4 million; 2014—$4 million; 2015—$4 million; 2016—$5 million; and 2017—$405 million.

Credit Facilities
As of December 31, 2012, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2012. The Company has never borrowed under the 2011 Motorola Solutions Credit Agreement.
At December 31, 2012, the commitment fee assessed against the daily average unused amount was 25 basis points.
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
The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the Company's assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2012, the Company had outstanding foreign exchange contracts totaling $523 million, compared to $524 million outstanding at December 31, 2011. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which is charged to Other within Other income (expense) in the Company’s consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2012	December 31, 2011
British Pound	$225	$55
Chinese Renminbi	(99)	(283)
Norwegian Krone	(48)	—
Israeli Shekel	(35)	8
Japanese Yen	32	46
At December 31, 2012, the maximum term of derivative instruments that hedge forecasted transactions was seven months. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was three months.
Interest Rate Risk
At December 31, 2012, the Company has $1.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, one of the Company's European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company's consolidated statements of operations. The weighted average fixed rate payment on the Interest Agreement for the year ended December 31, 2012 was 4.92%. The fair value of the Interest Agreements resulted in a liability position of $4 million at December 31, 2012, compared to a liability position of $3 million at December 31, 2011.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2012, the Company was exposed to an aggregate net credit risk of approximately $3 million with all counterparties.
The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company, at December 31, 2012 and 2011:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	2		7
Total derivatives	$3		$7

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2011	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$2	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	1		6
Total derivatives	$1		$8

The following table summarizes the effect of derivative instruments in the Company's consolidated statements of operations, including immaterial amounts related to discontinued operations, for the years ended December 31, 2012, 2011, and 2010:

	December 31,			Statement of Operations Location
Loss on Derivative Instruments	2012	2011	2010
Derivatives not designated as hedging instruments:
Interest rate contracts	$(16)	$(11)	$(16)	Other income (expense)
Foreign exchange contracts	(13)	(17)	(33)	Other income (expense)
Total derivatives not designated as hedging instruments	$(29)	$(28)	$(49)
The following table summarizes the gains and losses recognized in the consolidated financial statements, including immaterial amounts related to discontinued operations, for the years ended December 31, 2012, 2011, and 2010:

	December 31,
Foreign Exchange Contracts	2012	2011	2010	Financial Statement Location
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in Accumulated other comprehensive loss (effective portion)	$2	$(1)	$(9)	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings (effective portion)	(1)	2	(6)	Cost of sales
Gain recognized in Net earnings on derivative (ineffective portion and amount excluded from effectiveness testing)	—	1	1	Other income (expense)
Stockholders’ Equity
Derivative instruments activity, net of tax, included in Accumulated other comprehensive income (loss) within the consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance at January 1	$(3)	$—	$2
Increase (decrease) in fair value	5	(5)	3
Reclassifications to earnings, net of tax	(1)	2	(5)
Balance at December 31	$1	$(3)	$—

6.     Income Taxes
Components of earnings from continuing operations before income taxes are as follows:

Years ended December 31	2012	2011	2010
United States	$851	$462	$368
Other nations	364	276	296
	$1,215	$738	$664

Components of income tax expense (benefit) are as follows:

Years ended December 31	2012	2011	2010
United States	$5	$2	$(45)
Other nations	89	30	183
States (U.S.)	1	3	74
Current income tax expense	95	35	212
United States	296	(118)	373
Other nations	(12)	111	(54)
States (U.S.)	(42)	(31)	(128)
Deferred income tax expense (benefit)	242	(38)	191
Total income tax expense (benefit)	$337	$(3)	$403
Deferred tax charges that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were $(272) million, $(259) million and $41 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings.
Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.0 billion, $1.0 billion and $1.3 billion at December 31, 2012, 2011 and 2010, respectively. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.  On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional taxes. The portion of earnings not reinvested indefinitely may be distributed without an additional income tax charge given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits.
Differences between income tax expense computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the consolidated statements of operations are as follows:

Years ended December 31	2012	2011	2010
Income tax expense at statutory rate	$425	$258	$232
Taxes on non-U.S. earnings	(10)	(23)	(10)
State income taxes	(27)	(2)	(35)
Valuation allowances	(60)	(237)	(18)
Tax on undistributed non-U.S. earnings	30	51	287
Other provisions	(7)	(17)	(45)
Research credits	—	(11)	(6)
Tax law changes	—	—	18
Section 199 deduction	(14)	(22)	(20)
	$337	$(3)	$403
Gross deferred tax assets were $4.7 billion and $5.1 billion at December 31, 2012 and 2011, respectively. Deferred tax assets, net of valuation allowances, were $4.4 billion and $4.7 billion at December 31, 2012 and 2011, respectively. Gross deferred tax liabilities were $1.4 billion and $1.7 billion at December 31, 2012 and 2011, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2012	2011
Inventory	$1	$38
Accrued liabilities and allowances	134	254
Employee benefits	1,544	1,279
Capitalized items	254	290
Tax basis differences on investments	28	44
Depreciation tax basis differences on fixed assets	19	13
Undistributed non-U.S. earnings	(150)	(275)
Tax carryforwards	1,155	1,438
Business reorganization	12	13
Warranty and customer reserves	45	44
Deferred revenue and costs	310	218
Valuation allowances	(308)	(366)
Deferred charges	36	39
Other	(63)	(46)
	$3,017	$2,983
At December 31, 2012 and 2011, the Company had valuation allowances of $308 million and $366 million, respectively, against its deferred tax assets, including $272 million and $336 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net decrease of $64 million during 2012. The decrease in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries includes a $60 million reduction for loss carryforwards the Company now expects to utilize, decreases related to current year activity and exchange rate variances, offset by an increase related to foreign subsidiaries acquired during 2012.
In the first quarter of 2011, the Company reassessed its valuation allowance requirements taking into consideration the distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Company's U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. During 2011, the Company recorded $274 million of tax benefits related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets. The U.S. valuation allowance as of December 31, 2012 relates to state tax carryforwards and deferred tax assets of a U.S. subsidiary the Company expects to expire unutilized. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2012	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$94	$33	2018-2032
Foreign tax credits	n/a	400	2017-2019
General business credits	n/a	214	2024-2032
Minimum tax credits	n/a	104	Unlimited
State tax losses	2,245	54	2013-2031
State tax credits	n/a	27	2013-2026
Non-U.S. Subsidiaries:
Canada tax losses	35	9	Unlimited
China tax losses	429	107	2013-2017
Japan tax losses	128	47	2017-2021
United Kingdom tax losses	93	21	Unlimited
Germany tax losses	177	53	Unlimited
Singapore tax losses	80	14	Unlimited
Other subsidiaries tax losses	62	15	Various
Canada tax credits	n/a	23	2024-2032
Spain tax credits	n/a	29	2017-2021
Other subsidiaries tax credits	n/a	5	Various
		$1,155
The Company had unrecognized tax benefits of $161 million and $191 million at December 31, 2012 and December 31, 2011, respectively, of which approximately $138 million and $150 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.
A roll-forward of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$191	$198
Additions based on tax positions related to current year	11	45
Additions for tax positions of prior years	11	38
Reductions for tax positions of prior years	(24)	(63)
Settlements and agreements	(24)	(22)
Lapse of statute of limitations	(4)	(5)
Balance at December 31	$161	$191
During 2012, the Company reduced its prior year unrecognized tax benefits by $24 million and increased its prior year unrecognized tax benefits by $11 million for facts that indicate the extent to which certain tax positions are more-likely-than-not of being sustained. The net reduction resulted in the recording of an income tax benefit of $13 million. Additionally, the Company reduced its unrecognized tax benefits by $24 million for settlements and agreements with tax authorities, the majority of which reduced tax carryforwards and prepaid tax assets.

The IRS is currently examining the Company's 2010 and 2011 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2008—2012
China	2002—2012
France	2009—2012
Germany	2008—2012
India	1997—2012
Israel	2007—2012
Japan	2009—2012
Malaysia	2007—2012
Singapore	2007—2012
United Kingdom	2005—2012
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
Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $50 million tax benefit, with cash payments not to exceed $25 million.
At December 31, 2012, the Company had $24 million and $31 million accrued for interest and penalties, respectively, on unrecognized tax benefits. At December 31, 2011, the Company had $17 million and $32 million accrued for interest and penalties, respectively, on unrecognized tax benefits.
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
Beginning in 2012, for disclosure purposes, the Company has changed its presentation to include the Regular Pension Plan, the Officers' Plan and the MSPP as "U.S. plans."
The net periodic pension cost for U.S. and Non-U.S. plans was as follows:
U.S. plans

Years ended December 31	2012	2011	2010
Interest cost	$349	$344	$344
Expected return on plan assets	(421)	(390)	(378)
Amortization of unrecognized net loss	260	189	151
Settlement/curtailment loss	—	8	2
Net periodic pension cost	$188	$151	$119
Non-U.S. plans

Years ended December 31	2012	2011	2010
Service cost	$10	$17	$24
Interest cost	75	72	84
Expected return on plan assets	(78)	(77)	(81)
Amortization of:
Unrecognized net loss	22	17	19
Unrecognized prior service cost	(3)	(9)	(4)
Settlement/curtailment gain	—	(9)	(4)
Net periodic pension cost	$26	$11	$38

The status of the Company’s plans are as follows:

	2012		2011
	U.S	Non U.S.	U.S.	Non U.S.
Change in benefit obligation:
Benefit obligation at January 1	$6,986	$1,588	$6,173	$1,423
Service cost	—	10	—	17
Interest cost	349	75	344	72
Plan amendments	—	—	—	20
Settlement/curtailment	—	—	—	(19)
Actuarial loss	1,277	103	714	123
Foreign exchange valuation adjustment	—	48	—	(10)
Employee contributions	—	2	—	—
Tax payments	—	—	(5)	—
Benefit payments	(324)	(39)	(240)	(38)
Benefit obligation at December 31	8,288	1,787	6,986	1,588
Change in plan assets:
Fair value at January 1	4,747	1,219	4,320	1,214
Return on plan assets	660	111	178	23
Company contributions	340	31	489	38
Settlements/curtailments	—	—	—	(19)
Employee contributions	—	2	—	—
Foreign exchange valuation adjustment	—	38	—	1
Benefit payments from plan assets	(321)	(39)	(240)	(38)
Fair value at December 31	5,426	1,362	4,747	1,219
Funded status of the plan	(2,862)	(425)	(2,238)	(369)
Unrecognized net loss	4,313	520	3,536	462
Unrecognized prior service cost	—	(51)	—	(55)
Prepaid pension cost	$1,451	$44	$1,298	$38
Components of prepaid (accrued) pension cost:
Non-current benefit liability	$(2,862)	$(425)	$(2,238)	$(369)
Deferred income taxes	1,592	41	1,295	26
Accumulated other comprehensive income	2,721	428	2,241	381
Prepaid pension cost	$1,451	$44	$1,298	$38
It is estimated that the net periodic cost for 2013 will include amortization of the unrecognized net loss and prior service costs for the U.S. and Non-U.S. plans, currently included in Accumulated other comprehensive loss, of $131 million, and $8 million, respectively. For 2013, it was determined that the majority of the Company's plan participants in its Regular and United Kingdom pension plans are no longer actively employed by the Company due to significant employee exits as a result of the Company's recent divestitures.  Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant.
The Company has utilized a five-year, market-related asset value method of recognizing asset-related gains and losses.  Unrecognized gains and losses have been amortized over periods ranging from three to thirteen years. For 2013, depending on the plan, the Company will amortize gains and losses over periods ranging from five to 28 years. Prior service costs are being amortized over periods ranging from ten to twelve years.  Benefits under all pension plans are valued based on the projected unit credit cost method.

In April 2011, the Company recognized a curtailment gain in its United Kingdom defined benefit plan, and a settlement loss in its Japanese defined benefit plan, due to the sale of certain assets of the Networks business. As a result, the Company recorded a net gain to its consolidated statement of operations of $9 million.
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
Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2012		2011
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	5.10%	4.61%	5.75%	5.01%
Investment return assumption	8.25%	6.24%	8.25%	6.50%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2012		2011
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Discount rate	4.35%	4.11%	5.10%	4.58%
Future compensation increase rate	0.00%	2.58%	0.00%	2.56%
The accumulated benefit obligations for the plans were as follows:

	2012		2011
December 31	U.S.	Non U.S.	U.S.	Non U.S.
Accumulated benefit obligation	$8,288	$1,770	$6,986	$1,588
The Company has adopted a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in equity, fixed income securities, and cash. In addition, some plans invest in insurance contracts. The Company’s measurement date of its plan assets and obligations is December 31. The Company has the following target mixes for these asset classes for all plans, which are readjusted periodically, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level:

	Target Mix
Asset Category	2012	2011
Equity securities	64%	63%
Fixed income securities	35%	35%
Cash and other investments	1%	2%
The weighted-average pension plan asset allocation by asset categories:

	Actual Mix
December 31	2012	2011
Equity securities	64%	60%
Fixed income securities	34%	35%
Cash and other investments	2%	5%
Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and foreign stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities including U.S. Treasury issues, corporate debt securities, mortgage and asset-backed securities, as well as foreign debt securities. In the cash and other investments asset class, investments may be in cash, cash equivalents or insurance contracts.

The Company contributed $340 million to its U.S. pension plans during 2012, compared to $489 million contributed in 2011. In January 2011, the Pension Benefit Guaranty Corporation (“PBGC”) announced an agreement with the Company under which it would contribute $100 million above and beyond its legal requirement to its U.S. pension plans over the next five years. The Company and the PBGC entered into the agreement as the Company was in the process of separating Motorola Mobility and pursuing the sale of certain assets of the Networks business. The Company made a $250 million pension contribution to its U.S. pension plans over the amounts required in the fourth quarter 2011, of which $100 million fulfilled the PBGC financial obligation. As a result, the Company has no further financial obligations under this agreement with the PBGC.
The Company currently expects to make cash contributions of approximately $300 million to its U.S. pension plans and approximately $30 million to its non-U.S. pension plans in 2013.
The following benefit payments are expected to be paid:

Year	U.S.	Non U.S.
2013	$276	$39
2014	284	40
2015	297	41
2016	313	42
2017	333	43
2018-2022	2,008	233
Postretirement Health Care Benefits Plan
Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants. The benefit obligation and plan assets for the Postretirement Health Care Benefits Plan have been measured as of December 31, 2012.
The assumptions used were as follows:

December 31	2012	2011
Discount rate for obligations	3.80%	4.75%
Investment return assumptions	8.25%	8.25%

Net Postretirement Health Care Benefits Plan expenses were as follows:

Years ended December 31	2012	2011	2010
Service cost	$3	$4	$6
Interest cost	16	22	23
Expected return on plan assets	(12)	(16)	(16)
Amortization of:
Unrecognized net loss	12	10	7
Unrecognized prior service cost	(16)	—	(2)
Net Postretirement Health Care Benefit Plan expenses	$3	$20	$18
During the year ended December 31, 2012, the Company announced an amendment to the Postretirement Health Care Benefits Plan.  Starting January 1, 2013, benefits under the plan to participants over age 65 will be paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants.  Covered retirees will be able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses.  This change has resulted in a remeasurement of the plan where $139 million of the net liability was reduced through a decrease in accumulated other comprehensive loss of $87 million, net of taxes. The majority of the reduced liability will be recognized over approximately three years, which is the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
It is estimated that the 2013 net periodic expense for the Postretirement Health Care Benefits Plan will include amortization of a net credit of $28 million, comprised of the unrecognized prior service gain and unrecognized actuarial loss, currently included in Accumulated other comprehensive loss.

The funded status of the plan is as follows:

	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$450	$447
Service cost	3	4
Interest cost	16	22
Plan amendments	(151)	—
Actuarial gain	24	—
Benefit payments	(20)	(23)
Benefit obligation at December 31	322	450
Change in plan assets:
Fair value at January 1	155	170
Return on plan assets	20	7
Benefit payments made with plan assets	(20)	(22)
Fair value at December 31	155	155
Funded status of the plan	(167)	(295)
Unrecognized net loss	206	202
Unrecognized prior service cost	(135)	—
Accrued postretirement health care costs	$(96)	$(93)
Components of accrued postretirement health care cost:

Years ended December 31	2012	2011
Non-current liability	$(167)	$(295)
Deferred income taxes	26	92
Accumulated other comprehensive income	45	110
Accrued postretirement health care cost	$(96)	$(93)
During the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law, which eliminated the favorable income tax treatment of Medicare Part D Subsidy receipts effective for tax years starting in 2013. As a result of the tax law change, the Company recorded an $18 million non-cash tax charge in 2010 to reduce its deferred tax asset associated with Medicare Part D subsidies estimated to be received after 2012.
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

	Target Mix
Asset Category	2012	2011
Equity securities	65%	65%
Fixed income securities	34%	34%
Cash and other investments	1%	1%

The weighted-average asset allocation for plan assets by asset categories:

	Actual Mix
December 31	2012	2011
Equity securities	64%	59%
Fixed income securities	32%	36%
Cash and other investments	4%	5%
Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and foreign stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities including U.S. Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as foreign debt securities. In the cash asset class, investments may be in cash and cash equivalents.
The Company expects to make no cash contributions to the Postretirement Health Care Benefits Plan in 2013. The following benefit payments are expected to be paid:

Year
2013	$28
2014	26
2015	25
2016	24
2017	23
2018-2022	101
The health care cost trend rate used to determine the December 31, 2012 accumulated postretirement benefit obligation is 8.50% for 2013, then grading down to a rate of 5% in 2020.  The health care cost trend rate used to determine the December 31, 2011 accumulated postretirement benefit obligation was 7.25% for 2012, remaining flat at 7.25% through 2015, then grading down to a rate of 5% in 2019.
Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net Postretirement Health Care Benefits Plan expenses as follows:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
Accumulated postretirement benefit obligation	$2	$(2)
Net Postretirement Health Care Benefit Plan expenses	—	—
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2012, 2011, and 2010. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $58 million and $56 million as of December 31, 2012 and December 31, 2011, respectively.

Defined Contribution Plan
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees may participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. After temporarily suspending all matching contributions, effective July 1, 2010, the Company reinstated matching contributions and provides a dollar for dollar (100%) match on the first 4% of employee contributions. The maximum matching contribution for 2010 was pro-rated to account for the number of months remaining after the reinstatement. The Company’s expenses for material defined contribution plans for the years ended December 31, 2012, 2011 and 2010 were $42 million, $48 million and $23 million, respectively.
Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. For the year ended December 31, 2012, the Company made no discretionary matching contributions.

8.    Share-Based Compensation Plans and Other Incentive Plans
Stock Options, Stock Appreciation Rights and Employee Stock Purchase Plan
The Company grants options to acquire shares of common stock to certain employees and to existing option holders of acquired companies in connection with the merging of option plans following an acquisition. Each option granted and stock appreciation right has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of five to ten years and vest over two to four years. Stock options and stock appreciation rights assumed or replaced with comparable stock options or stock appreciation rights in conjunction with a change in control of the Company only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2012, 2011 and 2010, employees purchased 1.4 million, 2.2 million and 2.7 million shares, respectively, at purchase prices of $34.52 and $42.96, $30.56 and $35.61, and $41.79 and $42.00, respectively.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2012, 2011 and 2010 was $9.60, $13.25 and $21.43, respectively, using the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	24.0%	28.8%	41.7%
Risk-free interest rate	0.8%	2.1%	2.1%
Dividend yield	2.2%	0.0%	0.0%
Expected life (years)	6.1	6.0	6.1
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

Stock option activity was as follows (in thousands, except exercise price and employee data):

	2012		2011		2010
Years ended December 31	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price
Options outstanding at January 1	15,729	$63	19,614	$81	23,061	$84
Options granted	1,286	51	3,155	39	1,630	50
Options exercised	(2,831)	29	(4,475)	27	(1,559)	42
Adjustments to options outstanding to reflect Motorola Mobility distribution	—	—	7,756	39	—	—
Options terminated, cancelled or expired	(1,052)	60	(10,321)	59	(3,518)	104
Options outstanding at December 31	13,132	70	15,729	63	19,614	81
Options exercisable at December 31	9,242	81	11,184	74	12,429	99
Approx. number of employees granted options	115		270		529
At December 31, 2012, the Company had $30 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $133 million, $192 million and $179 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $59 million, $73 million and $17 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2012 was $170 million and $118 million, respectively, based on a December 31, 2012 stock price of $55.68 per share.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2012 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $30	3,099	$26	7	2,617	$26
$30-$40	3,728	38	7	2,064	37
$41-$50	620	45	8	246	44
$51-$60	1,377	52	9	7	54
$61-$70	836	67	2	836	67
$71-$80	255	74	4	255	74
$81 and over	3,217	161	2	3,217	161
	13,132			9,242
As of December 31, 2012, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.
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

Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2012		2011		2010
Years ended December 31	RS and RSU	Wtd. Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value
RS and RSU outstanding at January 1	8,990	$40	9,559	$51	8,061	$55
Granted	1,657	49	5,150	44	4,772	49
Adjustments to RSUs outstanding to reflect Motorola Mobility distribution	—	—	3,638	20	—	—
Vested	(3,845)	41	(3,230)	31	(2,407)	58
Terminated or canceled	(503)	33	(6,127)	44	(867)	56
RS and RSU outstanding at December 31	6,299	41	8,990	40	9,559	51
Approx. number of employees granted RSUs	2,355		12,351		29,973
At December 31, 2012, the Company had unrecognized compensation expense related to RS and RSUs of $144 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS and RSU shares vested during the years ended December 31, 2012, 2011 and 2010 was $144 million, $146 million and $114 million, respectively. The aggregate fair value of outstanding RSUs as of December 31, 2012 was $351 million. Pursuant to the completion of the distribution of Motorola Mobility on January 4, 2011, approximately 3.8 million unvested RSUs held by the employees of Motorola Mobility were cancelled. Upon the completed divestiture of certain assets of the Networks business on April 29, 2011, approximately 1.4 million unvested RSUs were cancelled.
Total Share-Based Compensation Expense
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, RS and RSUs was as follows:

Years ended December 31	2012	2011	2010
Share-based compensation expense included in:
Costs of sales	$25	$20	$19
Selling, general and administrative expenses	112	112	82
Research and development expenditures	47	36	43
Share-based compensation expense included in Operating earnings	184	168	144
Tax benefit	62	51	43
Share-based compensation expense, net of tax	$122	$117	$101
Decrease in basic earnings per share	$(0.42)	$(0.34)	$(0.30)
Decrease in diluted earnings per share	$(0.41)	$(0.34)	$(0.30)
Share-based compensation expense in discontinued operations	$—	$13	$164
At December 31, 2012 and 2011, 22.2 million shares and 23.7 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under this incentive plan for the years ended December 31, 2012, 2011 and 2010 was $201 million, $203 million and $201 million, respectively.

Long-Range Incentive Plan
The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on two performance objectives measured over three-year cycles. The expense for LRIP (net of the reversals of previously recognized reserves) for the years ended December 31, 2012, 2011 and 2010 was $12 million, $3 million and $11 million, respectively.
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
Level 1-Quoted prices for identical instruments in active markets.
Level 2-Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
Level 3-Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2012 and 2011 were as follows:

December 31, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$1,984	$1,984
Foreign exchange derivative contracts	—	3	3
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	11	11
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	7	10
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3
Interest agreement derivative contracts	—	4	4

December 31, 2011	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,944	$2,944
Foreign exchange derivative contracts	—	1	1
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	16	16
Corporate bonds	—	10	10
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	8	11
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest agreement derivative contracts	—	3	3
The Company had no Level 3 holdings as of December 31, 2012 and December 31, 2011.
The following table summarizes the changes in fair value of the Company's Level 3 assets for 2011:

2011
Balance at January 1	$15
Transfers to Level 3	21
Payments received for securities sold	(39)
Gain on Sigma Fund investments included in Other income (expense)	3
Balance at December 31	$—
There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2012 and 2011 were as follows:
U.S. Plans

December 31, 2012	Level 1	Level 2	Total
Common stock and equivalents	$1,592	$3	$1,595
Commingled equity funds	—	1,965	1,965
Preferred stock	9	—	9
U.S. government and agency obligations	—	317	317
Other government bonds	—	49	49
Corporate bonds	—	327	327
Mortgage-backed bonds	—	14	14
Commingled bond funds	—	1,082	1,082
Commingled short-term investment funds	—	58	58
Total investment securities	$1,601	$3,815	$5,416
Accrued income receivable			10
Fair value plan assets			$5,426
The table above includes securities on loan as part of a securities lending arrangement of $117 million of common stock and equivalents, $260 million of U.S. government and agency obligations, and $17 million of corporate bonds. All securities on loan are fully cash collateralized.

December 31, 2011	Level 1	Level 2	Total
Common stock and equivalents	$1,128	$3	$1,131
Commingled equity funds	—	1,705	1,705
Preferred stock	9	—	9
U.S. government and agency obligations	—	261	261
Other government bonds	—	40	40
Corporate bonds	—	322	322
Mortgage-backed bonds	—	18	18
Commingled bond funds	—	1,018	1,018
Commingled short-term investment funds	—	232	232
Total investment securities	$1,137	$3,599	$4,736
Accrued income receivable			11
Fair value plan assets			$4,747
The table above includes securities on loan as part of a securities lending arrangement of $173 million of common stock and equivalents, $182 million of U.S. government and agency obligations, and $39 million of corporate bonds. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.
Non-U.S. Plans

December 31, 2012	Level 1	Level 2	Total
Common stock and equivalents	$346	$—	$346
Commingled equity funds	—	434	434
Corporate bonds	—	18	18
Government and agency obligations	—	233	233
Commingled bond funds	—	257	257
Commingled short-term investment funds	—	7	7
Total investment securities	$346	$949	$1,295
Cash			8
Insurance contracts*			59
Fair value plan assets			$1,362
* Comprised of annuity contracts issued by life insurance companies for one of the Company's non-U.S. pension plans
The table above includes securities on loan as part of a securities lending arrangement of $29 million of common stock and equivalents, $2 million of U.S. government and agency obligations, and $27 million of corporate bonds. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.

December 31, 2011	Level 1	Level 2	Total
Common stock and equivalents	$312	$—	$312
Commingled equity funds	—	375	375
Corporate bonds	—	206	206
Government and agency obligations	—	10	10
Commingled bond funds	—	248	248
Commingled short-term investment funds	—	2	2
Total investment securities	$312	$841	$1,153
Cash			7
Accrued income receivable			3
Insurance contracts*			56
Fair value plan assets			$1,219
* Comprised of annuity contracts issued by life insurance companies for one of the Company's non-U.S. pension plans

Postretirement Health Care Benefits Plan

December 31, 2012	Level 1	Level 2	Total
Common stock and equivalents	$44	$—	$44
Commingled equity funds	—	56	56
U.S. government and agency obligations	—	9	9
Corporate bonds	—	9	9
Mortgage-backed bonds	—	1	1
Commingled bond funds	—	30	30
Commingled short-term investment funds	—	6	6
Fair value plan assets	$44	$111	$155
The table above includes securities on loan as part of a securities lending arrangement of $4 million of common stock and equivalents and $7 million of U.S. government and agency obligations. All securities on loan are fully cash collateralized.

December 31, 2011	Level 1	Level 2	Total
Common stock and equivalents	$38	$—	$38
Commingled equity funds	—	54	54
U.S. government and agency obligations	—	10	10
Corporate bonds	—	11	11
Mortgage-backed bonds	—	1	1
Commingled bond funds	—	34	34
Commingled short-term investment funds	—	7	7
Fair value plan assets	$38	$117	$155
The table above includes securities on loan as part of a securities lending arrangement of $6 million of common stock and equivalents, $6 million of U.S. government and agency obligations, and $1 million of corporate bonds. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2012 or 2011.
Valuation Methodologies
Level 1- Quoted market prices in active markets are available for investments in common and preferred stock and common stock equivalents. As such, these investments are classified within Level 1.
Level 2- The securities classified as Level 2 are comprised primarily of corporate, government, agency and government sponsored enterprise fixed income securities. These securities are priced using pricing services, bid/offer, and last trade. Prices may also be obtained from brokers, counterparties, fund administrators, online securities data services, or investment managers.
Fixed income securities, including short-term instruments, may be priced using pricing models comprised of observable inputs which include, but are not limited to, market quotations, yields, maturities, call features, and the security's terms and conditions.
In determining the fair value of the Company's foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are classified as Level 2 assets.
Level 3- Securities that do not have actively traded quotes as of the financial statement date. Determining the fair value of these securities requires the use of unobservable inputs, such as indicative quotes from dealers, extrapolated data, proprietary models and qualitative input from investment advisors. The Company had no Level 3 assets at December 31, 2012 and 2011.
At December 31, 2012, the Company has $422 million of investments in money market mutual funds classified as Cash and cash equivalents in its consolidated balance sheet. The money market funds have quoted market prices that are generally equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2012 was $2.1 billion (Level 2), compared to a face value of $1.9 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.    Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2012	2011
Long-term receivables	$101	$177
Less allowance for losses	—	(10)
	101	167
Less current portion	(41)	(130)
Non-current long-term receivables, net	$60	$37
The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on long-term receivables for the years ended December 31, 2012, 2011 and 2010 was $7 million, $15 million and $14 million, respectively.
Certain purchasers of the Company's infrastructure equipment may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $84 million at December 31, 2012, compared to $138 million at December 31, 2011.
As of December 31, 2012, $60 million of net long-term receivables are classified as non-current. The remainder of the long-term receivables are current and included in Accounts receivable, net.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables on a non-recourse basis to third-parties under one-time arrangements while others are sold to third-parties under committed facilities. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The Company had no sales facilities and no significant committed facilities for the sale of long-term receivables at December 31, 2012 or at December 31, 2011.
The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the years ended December 31, 2012, 2011, and 2010.

Years ended December 31	2012	2011	2010
Cumulative annual proceeds received from one-time sales:
Accounts receivable sales proceeds	$12	$8	$30
Long-term receivables sales proceeds	178	224	67
Total proceeds from one-time sales	190	232	97
Cumulative annual proceeds received from sales under committed facilities	—	—	70
Total proceeds from receivables sales	$190	$232	$167
At December 31, 2012, the Company had retained servicing obligations for $375 million of long-term receivables, compared to $263 million of long-term receivables at December 31, 2011. Servicing obligations are limited to collection activities of the non-recourse sales of accounts receivables and long-term receivables.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2012 and December 31, 2011 is as follows:

December 31, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$23	$—	$—	$—
Commercial loans and leases secured	$78	$1	$2	$4
Total gross long-term receivables, including current portion	$101	$1	$2	$4

December 31, 2011	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	$61	$1	$2	$—
Commercial loans unsecured	$102	$—	$—	$—
Total gross long-term receivables, including current portion	$177	$1	$2	$—
The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned and comparable to the rating systems utilized by independent rating agencies.
The Company’s policy for valuing the allowance for credit losses is to review for collectability on an individual receivable basis. All customer financing receivables are reviewed for collectability. For those receivables where collection risk is probable, the Company calculates the value of impairment based on the net present value of expected future cash flows from the customer.
The Company did have financing receivables past due over 90 days as of December 31, 2012 in relation to a single loan. The Company is no longer accruing interest on this loan as of December 31, 2011. A $10 million reserve was established for this loan due to collectability issues at December 31, 2011, all of which is classified as current as of December 31, 2012.
11.    Commitments and Contingencies
Legal
The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, based on the current facts and circumstances, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
Other
Leases:    The Company leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2012, 2011 and 2010 was $65 million, $92 million, and $123 million, respectively. At December 31, 2012, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2013—$69 million; 2014—$54 million; 2015—$36 million; 2016—$28 million; 2017—$20 million and beyond—$149 million.
Indemnifications:    The Company is a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. In some instances, the Company may have recourse against third-parties for certain payments made by the Company.
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representation and warranties in connection with prior divestitures not in excess of a percentage of the contract value. The total amount of potential claims is approximately $14 million, of which the Company had no accruals at December 31, 2012.
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
Intellectual Property Matters:    During 2010, the Company entered into a settlement agreement with another company to resolve certain intellectual property disputes between the two companies. As a result of the settlement agreement, the Company received $65 million in cash and was assigned certain patent assets. As a result of this agreement, the Company recorded a pre-tax gain of $39 million (and $55 million was allocated to discontinued operations) during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.
12.    Information by Segment and Geographic Region
We report financial results for two segments, based on products and services provided:
Government: The Government segment includes sales of public safety communication systems, commercial two-way radio systems and devices, and software. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for public safety networks.
Enterprise: The Enterprise segment includes sales of rugged and enterprise grade mobile computers and tablets, laser/imaging/RFID based data capture products, wireless local area network ("WLAN") and integrated digital enhanced networks ("iDEN") and software. Service revenues included in the Enterprise segment are primarily maintenance contracts associated with the above products.
For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 10% of net sales.
Segment information

	Net Sales			Operating Earnings (Loss)
Years ended December 31	2012	2011	2010	2012	2011	2010
Government	$5,989	$5,358	$5,049	$965	$616	$534
Enterprise	2,709	2,845	2,568	291	242	217
	8,698	8,203	7,617
Operating earnings				1,256	858	751
Total other expense				(41)	(120)	(87)
Earnings from continuing operations before income taxes				$1,215	$738	$664

	Assets			Capital Expenditures			Depreciation Expense
Years ended December 31	2012	2011	2010	2012	2011	2010	2012	2011	2010
Government	$3,095	$2,892	$3,424	$132	$159	$172	$143	$128	$110
Enterprise	2,552	2,264	2,724	55	27	20	36	37	40
	5,647	5,156	6,148	187	186	192	179	165	150
Other	7,032	8,773	11,649
	12,679	13,929	17,797
Discontinued operations	—	—	7,780
	$12,679	$13,929	$25,577
Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

	Net Sales			Assets			Property, Plant, and Equipment, net
Years ended December 31	2012	2011	2010	2012	2011	2010	2012	2011	2010
United States	$4,807	$4,417	$4,161	$8,743	$8,888	$10,501	$505	$504	$484
China	344	322	307	570	860	1,823	13	14	9
United Kingdom	263	270	257	1,393	584	850	19	21	23
Israel	119	127	112	823	1,128	1,366	22	26	40
Malaysia	92	91	50	448	331	369	54	44	42
Japan	88	97	99	127	553	724	5	60	61
Denmark	44	46	46	90	93	101	52	62	72
Other, net of eliminations	2,941	2,966	2,734	485	1,492	2,063	169	165	191
	$8,698	$8,203	$7,617	$12,679	$13,929	$17,797	$839	$896	$922
Net sales are attributed to countries based on the shipping location of the ultimate destination with the exception of sales to the U.S. federal government. Sales to the U.S. federal government are included within the United States regardless of shipping location. For 2010 and 2011 certain sales have been reclassified between countries to conform to the current year's presentation, which primarily includes; (i) sales from the United Kingdom to "Other, net of eliminations" and (ii) sales from Israel to "Other, net of eliminations."

13.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance, or were redeployed due to circumstances not foreseen when the original plans were approved. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.
2012 Charges
During 2012, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
During 2012, the Company recorded net reorganization of business charges of $50 million, including $9 million of charges in Costs of sales and $41 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $50 million are charges of $54 million for employee separation costs, and $7 million for building impairment, partially offset by $11 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31,	2012
Government	$33
Enterprise	17
$50
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2012 to December 31, 2012:

	Accruals at January 1, 2012	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2012
Exit costs	$14	$—	$1	$(11)	$4
Employee separation costs	30	54	(9)	(44)	31
	$44	$54	$(8)	$(55)	$35

Exit Costs
At January 1, 2012, the Company had an accrual of $14 million for exit costs attributable to lease terminations. There were no additional charges in 2012. The net adjustments of $1 million reflect $2 million of reversals of accruals no longer needed, offset by $3 million of other adjustments. The $11 million used in 2012 reflects cash payments. The remaining accrual of $4 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2012, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2012, the Company had an accrual of $30 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2011, and (ii) approximately 700 employees who began receiving payments in 2012. The 2012 additional charges of $54 million represent severance costs for approximately an additional 1,000 employees, of which 300 were direct employees and 700 were indirect employees. The adjustments of $9 million reflect reversals of accruals no longer needed.
During 2012, approximately 1,000 employees, of which 700 were indirect employees and 300 were direct employees, were separated from the Company. The $44 million used in 2012 reflects cash payments to separated employees. The remaining accrual of $31 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2012, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments, and (ii) approximately 700 employees to be separated in 2013.
2011 Charges
During 2011, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
During 2011, the Company recorded net reorganization of business charges of $58 million, including $6 million of charges in Costs of sales and $52 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $58 million are charges of $41 million for employee separation costs and $19 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31,	2011
Government	$40
Enterprise	18
$58
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to December 31, 2011:

2011	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$17	$19	$1	$(23)	$14
Employee separation costs	50	41	(3)	(58)	30
	$67	$60	$(2)	$(81)	$44
Exit Costs
At January 1, 2011, the Company had an accrual of $17 million for exit costs attributable to lease terminations. The additional 2011 charges of $19 million are primarily related to the exit of leased facilities and contractual termination costs. The $23 million used in 2011 reflects cash payments. The remaining accrual of $14 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011, represents future cash payments, primarily for lease termination obligations.
Employee Separation Costs
At January 1, 2011, the Company had an accrual of $50 million for employee separation costs, representing the severance costs for approximately 1,000 employees. The additional 2011 charges of $41 million represent severance costs for approximately an additional 900 employees, of which 300 are direct employees and 600 are indirect employees. The adjustments of $3 million reflect accruals no longer required.

During 2011, approximately 1,300 employees, of which 800 were direct employees and 500 were indirect employees, were separated from the Company. The $58 million used in 2011 reflects cash payments to these separated employees. The remaining accrual of $30 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011.
2010 Charges
During 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
The Company recorded net reorganization of business charges of $73 million, including $19 million of charges in Costs of sales and $54 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $73 million are charges of $73 million for employee separation costs and $16 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed.
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
Exit Costs
At January 1, 2010, the Company had an accrual of $16 million for exit costs attributable to lease terminations. The 2010 additional charges of $16 million were primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $3 million reflect reversals of accruals no longer needed. The $12 million used in 2010 reflected cash payments. The remaining accrual of $17 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2010, represented future cash payments, primarily for lease termination obligations.
Employee Separation Costs
At January 1, 2010, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for approximately 1,400 employees. The additional 2010 charges of $73 million were severance costs for approximately an additional 1,600 employees, of which 800 were direct employees and 800 were indirect employees. The adjustments of $13 million reflect accruals no longer required.
During 2010, approximately 1,000 employees, of which 700 were direct employees and 300 were indirect employees, were separated from the Company. The $41 million used in 2010 reflected cash payments to these separated employees. The remaining accrual of $50 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2010.

14.      Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of the acquisitions completed in 2012, 2011, and 2010 were not significant individually or in the aggregate. The Company did not have any significant acquisitions during the years ended December 31, 2012, 2011 and 2010.

Intangible Assets
Amortized intangible assets were comprised of the following:

	2012		2011
December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$657	$632	$635	$627
Patents	276	276	276	276
Customer-related	201	125	137	103
Licensed technology	23	19	23	18
Other intangibles	94	90	91	90
	$1,251	$1,142	$1,162	$1,114
Amortization expense on intangible assets, which is included within Other charges in the consolidated statements of operations, was $29 million, $200 million and $203 million for the years ended December 31, 2012, 2011 and 2010, respectively. The reduction in intangible amortization in 2012 is due to certain intangible assets that have fully amortized. As of December 31, 2012, future amortization expense is estimated to be $25 million in 2013, $23 million in 2014, $18 million in 2015, $18 million in 2016 and $15 million in 2017.
Amortized intangible assets, excluding goodwill, by segment are as follows:

	2012		2011
December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$53	$48	$53	$48
Enterprise	1,198	1,094	1,109	1,066
	$1,251	$1,142	$1,162	$1,114

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2010 to December 31, 2012:

	Government	Enterprise	Total Company
Balances as of January 1, 2010:
Aggregate goodwill acquired	$350	$2,643	$2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,079	1,429

Balance as of December 31, 2010:
Aggregate goodwill acquired	350	2,643	2,993
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,079	1,429
Goodwill acquired	—	20	20
Goodwill divested	—	(21)	(21)

Balance as of December 31, 2011:
Aggregate goodwill acquired/divested	350	2,642	2,992
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,078	1,428
Goodwill acquired	—	83	83
Goodwill divested	(1)	—	(1)
Balance as of December 31, 2012:
Aggregate goodwill acquired/divested	349	2,725	3,074
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,161	$1,510
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Government segment and Enterprise segment each meet the definition of a reporting unit.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for fiscal year 2012 and fiscal year 2011. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. In addition, the Company considered the fair value derived for each reporting unit in conjunction with the 2010 goodwill impairment test. The Company compared this prior fair value against the current carrying value of each reporting unit noting fair value significantly exceeded carrying value for both reporting units. The Company performed a sensitivity analysis on the fair value determined for each reporting unit in conjunction with the 2010 goodwill impairment test for changes in significant assumptions including the weighted average cost of capital used in the income approach and changes in expected cash flows. For fiscal 2012, these changes in assumptions and estimated cash flows resulted in an increase in fair value for the Government reporting unit and a slight decrease in fair value for the Enterprise reporting unit. In spite of this small decrease in estimated fair value of the Enterprise reporting unit, the reporting unit's fair value significantly exceeds its carrying value. For fiscal year 2011, these changes in assumptions and estimated cash flows resulted in an increase in fair value for each reporting unit from the 2010 fair values. As such, the Company concluded it is more-likely-than-not that the fair value of each reporting unit exceeds its carrying value. Therefore, the two-step goodwill impairment test was not required for fiscal 2012 or fiscal 2011.
2010
The goodwill impairment test for fiscal 2010 was performed using the two step goodwill impairment analysis. In step one, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, the Company performs step two. Step two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.
The Company weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach consistent with prior periods. The Company believes that this weighting is appropriate because it is often difficult to find other appropriate market participants that are similar to its reporting units, and it is the Company's view that future discounted cash flows are more reflective of the value of the reporting units.
Based on the results of the 2010 annual assessment of the recoverability of goodwill, the fair values of both reporting units exceeded their book values, indicating that there was no impairment of goodwill.
15.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2012, 2011 and 2010:

	Balance at January 1	Charged to Earnings	Used	Adjustments*	Balance at December 31
2012
Allowance for Doubtful Accounts**	$45	$8	$(4)	$2	$51
Allowance for Losses on Long-term Receivables**	10	—	—	(10)	—
Inventory Reserves	170	67	(73)	(1)	163
Customer Reserves	125	456	(416)	(21)	144
2011
Allowance for Doubtful Accounts	49	7	(4)	(7)	45
Allowance for Losses on Long-term Receivables	1	10	(1)	—	10
Inventory Reserves	157	37	(30)	6	170
Customer Reserves	117	580	(565)	(7)	125
2010
Allowance for Doubtful Accounts	16	41	(2)	(6)	49
Allowance for Losses on Long-term Receivables	7	—	(6)	—	1
Inventory Reserves	140	67	(34)	(16)	157
Customer Reserves	97	427	(374)	(33)	117
*Adjustments include translation adjustments
** During 2012, the adjustment of $10 million within Allowance for Losses on Long-term Receivables relates to a reclass from non-current to current.

16.    Quarterly and Other Financial Data (unaudited)

	2012				2011
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,956	$2,148	$2,153	$2,441	$1,834	$1,984	$2,085	$2,300
Costs of sales	983	1,088	1,066	1,212	910	977	1,030	1,140
Gross margin	973	1,060	1,087	1,229	924	1,007	1,055	1,160
Selling, general and administrative expenses	472	496	485	510	461	482	471	498
Research and development expenditures	254	269	262	290	239	260	270	266
Other charges	15	17	16	6	55	106	60	120
Operating earnings	232	278	324	423	169	159	254	276
Earnings from continuing operations*	159	177	206	336	367	50	153	177
Net earnings*	157	182	206	336	497	349	128	184
Per Share Data (in dollars)
Continuing Operations:
Basic earnings per common share	$0.51	$0.61	$0.73	$1.20	$1.09	$0.15	$0.46	$0.55
Diluted earnings per common share	0.50	0.60	0.72	1.18	1.07	0.14	0.45	0.54
Net Earnings:
Basic earnings per common share	0.50	0.63	0.73	1.20	1.47	1.02	0.38	0.57
Diluted earnings per common share	0.49	0.61	0.72	1.18	1.44	1.00	0.38	0.56
Dividends declared	0.22	0.22	0.26	0.26	—	—	0.22	0.22
Dividends paid	0.22	0.22	0.22	0.26	—	—	—	0.22
Stock prices
High	51.76	51.46	51.79	55.68	44.69	47.87	46.37	47.41
Low	44.94	46.73	45.18	49.77	37.04	43.42	38.71	40.62
* Amounts attributable to Motorola Solutions, Inc. common shareholders.

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
Management’s Report on Internal Control Over Financial Reporting.
Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2012. The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:

We have audited Motorola Solutions, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola Solutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures.
Our responsibility is to express an opinion on Motorola Solutions Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Motorola Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
February 12, 2013

Item 9B: Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola Solutions’ Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Board of Director Matters - What Are the Committees of the Board?” and “Audit Committee Matters - Report of Audit Committee” of the Proxy Statement.
The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
The response to this Item also incorporates by reference the information under the caption “Communications—How Can I Recommend a Director Candidate to the Governance and Nominating Committee?” of the Proxy Statement.
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
Item 11: Executive Compensation
The response to this Item incorporates by reference the information under the captions "Board of Director Matters - How Are the Directors Compensated?,” "Compensation Discussion and Analysis," "Compensation and Leadership Committee Report,” "Compensation and Leadership Committee Interlocks and Insider Participation," and under “Named Executive Officer Compensation," the following subsections: "2012 Summary Compensation Table,” "Grants of Plan-Based Awards in 2012," “Outstanding Equity Awards at 2012 Fiscal Year-End,” “Option Exercises and Stock Vested in 2012,” "Nonqualified Deferred Compensation in 2012,” "Retirement Plans," "Pension Benefits in 2012," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements," of the Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of the Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
The response to this Item incorporates by reference the relevant information under the caption “Board of Directors Matters - Related Person Transaction Policy and Procedures” and “Corporate Governance Matters - Which Directors Are Independent” of the Proxy Statement.
Item 14: Principal Accounting Fees and Services
The response to this Item incorporates by reference the information under the caption “Audit Committee Matters - Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters - Audit Committee Pre-Approval Policies” of the Proxy Statement.

PART IV
Item 15: Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
See Part II, Item 8 hereof.

2.	Financial Statement Schedule and Independent Auditors’ Report
All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

3.	Exhibits
Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.10 through 10.70, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:
See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola Solutions, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107, 333-123879, 333-133736, 333-142845, 333-155334 and 333-160137) and S-3 (Nos. 333-181223, 333-76637 and 333-36320) of Motorola Solutions, Inc. of our reports dated February 12, 2013, with respect to the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the effectiveness of internal control over financial reporting as of December 31, 2012, which reports appear in the December 31, 2012 annual report on Form 10-K of Motorola Solutions, Inc.

Chicago, Illinois
February 12, 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer
February 12, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 12, 2013
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ EDWARD J. FITZPATRICK	Executive Vice President and	February 12, 2013
Edward J. Fitzpatrick	Chief Financial Officer (Principal Financial Officer)

/S/ JOHN K. WOZNIAK	Corporate Vice President and	February 12, 2013
John K. Wozniak	Chief Accounting Officer (Principal Accounting Officer)

/S/ WILLIAM J. BRATTON	Director	February 12, 2013
William J. Bratton

/S/ KENNETH C. DAHLBERG	Director	February 12, 2013
Kenneth C. Dahlberg

/S/ DAVID W. DORMAN	Director	February 12, 2013
David W. Dorman

/S/ MICHAEL V. HAYDEN	Director	February 12, 2013
Michael V. Hayden

/S/ JUDY C. LEWENT	Director	February 12, 2013
Judy C. Lewent

/S/ ANNE R. PRAMAGGIORE	Director	February 12, 2013
Anne R. Pramaggiore

/S/ SAMUEL C. SCOTT III	Director	February 12, 2013
Samuel C. Scott III

/S/ BRADLEY E. SINGER	Director	February 12, 2013
Bradley E. Singer
/S/ DR. JOHN A. WHITE	Director	February 12, 2013
Dr. John A. White

EXHIBIT INDEX

2.1 (a)
Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V (incorporated by reference to Exhibit 2.1 to Motorola Solutions' Current Report on Form 8-K filed on July 19, 2010 (File No. 1-7221)).

2.1 (b)
Amendment No. 1 dated as of April 12, 2011 to the Master Acquisition Agreement dated as of July 16, 2010, by and between Motorola Solutions, Inc. (formerly Motorola, Inc.) and Nokia Siemens Networks B.V (incorporated by reference to Exhibit 2.1(b) to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-7221)).

3.1 (a)
Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009 (incorporated by reference to Exhibit 3(i)(b) to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

3.1 (b)
Certificate of Amendment to the Restated Certificate of Incorporation of Motorola, Inc., effective January 4, 2011, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to Motorola Solutions' Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

3.1 (c)
Certificate of Ownership and Merger merging Motorola Name Change Corporation into Motorola, Inc., effective January 4, 2011, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.2 to Motorola Solutions' Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

3.2
Motorola Solutions, Inc. Amended and Restated Bylaws as of January 17, 2013 (incorporated by reference to Exhibit 3.1 to Motorola, Inc.'s Current Report on Form 8-K filed on January 17, 2013 (File No. 1-7221)).

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

4.1 (b)
Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

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

10.3
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

10.6
Stock Purchase Agreement, dated as of February 26, 2012, by and between Motorola Solutions, Inc. and Carl C. Icahn and certain of his affiliates (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on February 27, 2012 (File No. 1-7221)).

10.7
Motorola Solutions Omnibus Incentive Plan of 2006, as amended and restated November 8, 2011 (incorporated by reference to Exhibit 10.10 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-34805)).

10.8
Form of Motorola Solutions Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.11 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.9
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from August 1, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.1 to Motorola Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.10
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from May 6, 2008 to August 1, 2009 (incorporated by reference to Exhibit 10.54 to Motorola Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.11
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 11, 2007 to May 4, 2008 (incorporated by reference to Exhibit 10.37 to Motorola Inc.'s Current Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).

10.12
Form of Motorola Solutions Stock Option Consideration Agreement for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.15 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.13
Form of Motorola, Inc. Stock Option Consideration Agreement for grants from May 6, 2008 to January 3, 2011 (incorporated by reference to Exhibit 10.56 to Motorola Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.14
Form of Motorola, Inc. Stock Option Consideration Agreement for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.4 to Motorola Inc.'s Annual Report on
Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.15
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after January 4, 2011 (incorporated by reference to Exhibit 10.18 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.16
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, for grants from May 5, 2010 to January 3, 2011 (incorporated by reference to Exhibit 10.2 to Motorola Inc's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010 (File No. 1-27221)).

10.17
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from August 1, 2009 to May 4, 2010 (incorporated by reference to Exhibit 10.2 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.18
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from January 1, 2009 to July 31, 2009 (incorporated by reference to Exhibit No. 10.4 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.19
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from May 6, 2008 to January 1, 2009 (incorporated by reference to Exhibit 10.55 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.20
Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.3 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.21
Motorola Solutions, Inc. Amended Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options and Addendum A Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Stock Appreciation Rights, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for a grant on February 22, 2011 to Gregory Q. Brown. (incorporated by reference to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-27221)).

10.22
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.24 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.23
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.25 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.24
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.13 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.25
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010)( File No. 1-34805)).

10.26
Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from May 7, 2009 to January 3, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.14 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.27
Motorola, Inc. Award Document for the Motorola Solutions Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting) (incorporated by reference to Exhibit 10.9 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.28
Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 31, 2008 to May 6, 2009 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.29
Form of Motorola Solutions, Inc. Restricted Stock Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.31 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.30
Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.32 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-34805)).

10.31
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006, for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.15 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.32
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants from January 31, 2008 to May 7, 2009 (incorporated by reference to Exhibit No. 10.11 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.33
Amendment approved on November 10, 2009 to the form of Motorola, Inc. Restricted Stock Unit Award Agreements described herein as Exhibits 10.19, 10.20 and 10.32 (incorporated by reference to Exhibit 10.17 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-7221)).

10.34
Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-34805)).

10.35
Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 4, 2011 (incorporated by reference to Exhibit 10.37 to Motorola Solutions' Annual Report on
Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.36
Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.37
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-34805)).

10.38
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.39
Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.40
Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.6 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.41
Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.7 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.42
Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.43
Motorola Compensation/Acquisition Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.44
Motorola Amended and Restated Incentive Plan of 1998, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.9 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.45
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.46
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 for grants on or after May 2, 2005 (incorporated by reference to Exhibit 10.46 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

10.47
Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003 or any successor plan, for acquisitions from January 1, 2006 to February 11, 2007 (incorporated by reference to Exhibit No. 10.25 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-7221)).

10.48
Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.49
Motorola Solutions Annual Incentive Plan, as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit 10.52 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-34805)).

*10.50	Motorola Solutions Executive Officer Short Term Incentive Plan (effective January 1, 2013).
*10.51	Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet.
10.52
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012(incorporated by reference to Exhibit 10.53 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-34805)).

10.53
2012-2014 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012(incorporated by reference to Exhibit 10.54 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-34805)).

10.54
2011-2013 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP) (incorporated by reference to Exhibit 10.3 to Motorola Solutions' Current Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).

10.55
Motorola Long Range Incentive Plan (LRIP) of 2009 (as amended and restated as of July 26, 2010) (incorporated by reference to Exhibit 10.1 to Motorola, Inc.'s Current Report on Form 8-K filed on July 30, 2010 (File No. 1-7221)).

10.56
Motorola Elected Officers Supplementary Retirement Plan, as amended through May 8, 2007 (incorporated by reference to Exhibit No. 10.29 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

10.57
First Amendment to the Motorola Elected Officers Supplementary Retirement Plan, adopted December 15, 2008 (incorporated by reference to Exhibit 10.1 to Motorola, Inc.'s Current Report on Form 8-K filed on December 17, 2008 (File No. 1-7221)).

10.58
Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011 (incorporated by reference to Exhibit 10.57 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010
(File No. 1-34805)).

*10.59	Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated January 17, 2013.
10.60
Motorola Solutions, Inc. Legacy Senior Officer Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit No. 10.2 to Motorola Solutions Current Report on Form 8-K filed on January 31, 2011 (File No. 1-7221)).

*10.61	Amendment No. 1 to the Motorola Solutions, Inc. Legacy Senior Officer Amended and Restated Change in Control Severance Plan.
*10.62	Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated January 16, 2013 (File No. 1-34805)).
10.63
Motorola Solutions, Inc. Legacy Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.61 to Motorola Solutions' Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

*10.64	Amendment No. 1 to the Motorola Solutions, Inc. Legacy Amended and Restated Executive Severance Plan.
10.65
Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from the information under the captions “How Are the Directors Compensated” and “Director Retirement Plan and Insurance Coverage” of Motorola Solutions' Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2013 (“Motorola Solutions' Proxy Statement”)).

*10.66
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions' Proxy Statement.

10.67
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.'s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.68
Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(File No. 1-7221)).

10.69
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.'s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.70
Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.11 to Motorola, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.71
Revolving Credit Agreement dated as of January 4, 2011 among Motorola Solutions, JP Morgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola Solutions, Inc.
23	Consent of Independent Registered Public Accounting Firm, see page 98 of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.