Form 10-Q
period 2013-03-30
Motorola Solutions, Inc.
filed 2013-04-24
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 30, 2013:

Class	Number of Shares
Common Stock; $.01 Par Value	271,657,794

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2013	March 31, 2012
Net sales from products	$1,381	$1,444
Net sales from services	592	512
Net sales	1,973	1,956
Costs of product sales	651	658
Costs of service sales	367	325
Costs of sales	1,018	983
Gross margin	955	973
Selling, general and administrative expenses	460	472
Research and development expenditures	262	254
Other charges	17	15
Operating earnings	216	232
Other income (expense):
Interest expense, net	(25)	(14)
Gains on sales of investments and businesses, net	7	17
Other	7	9
Total other income (expense)	(11)	12
Earnings from continuing operations before income taxes	205	244
Income tax expense	13	85
Earnings from continuing operations	192	159
Loss from discontinued operations, net of tax	—	(2)
Net earnings attributable to Motorola Solutions, Inc.	$192	$157
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$192	$159
Loss from discontinued operations, net of tax	—	(2)
Net earnings	$192	$157
Earnings (loss) per common share:
Basic:
Continuing operations	$0.70	$0.51
Discontinued operations	—	(0.01)
	$0.70	$0.50
Diluted:
Continuing operations	$0.68	$0.50
Discontinued operations	—	(0.01)
	$0.68	$0.49
Weighted average common shares outstanding:
Basic	274.5	311.3
Diluted	280.7	317.7
Dividends declared per share	$0.26	0.22
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Net earnings	$192	$157
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $9 and $26	19	49
Foreign currency translation adjustment, net of tax of $(1) and $(4)	(37)	(4)
Net gain (loss) on derivative hedging instruments	(1)	4
Total other comprehensive income (loss)	(19)	49
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$173	$206
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	March 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,470	$1,468
Sigma Fund and short-term investments	2,248	2,135
Accounts receivable, net	1,644	1,881
Inventories, net	515	513
Deferred income taxes	621	604
Other current assets	868	800
Total current assets	7,366	7,401
Property, plant and equipment, net	825	839
Investments	148	144
Deferred income taxes	2,422	2,416
Goodwill	1,505	1,510
Other assets	331	369
Total assets	$12,597	$12,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	593	705
Accrued liabilities	2,292	2,626
Total current liabilities	2,889	3,335
Long-term debt	2,450	1,859
Other liabilities	4,136	4,195
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 3/30/13—272.9; 12/31/12—277.3
Outstanding shares: 3/30/13—271.7; 12/31/12—276.1
Additional paid-in capital	4,667	4,937
Retained earnings	1,746	1,625
Accumulated other comprehensive loss	(3,319)	(3,300)
Total Motorola Solutions, Inc. stockholders’ equity	3,097	3,265
Noncontrolling interests	25	25
Total stockholders’ equity	3,122	3,290
Total liabilities and stockholders’ equity	$12,597	$12,679
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Noncontrolling Interests
Balance at December 31, 2012	277.3	$4,940	$(3,300)	$1,625	$25
Net earnings				192	—
Foreign currency translation adjustments, net of tax of $(1)			(37)
Amortization of retirement benefit adjustments, net of tax of $9			19
Issuance of common stock and stock options exercised	1.5	33
Share repurchase program	(5.9)	(357)
Excess tax benefit from share-based compensation		9
Share-based compensation expense		45
Net loss on derivative hedging instruments			(1)
Dividends declared				(71)
Balance at March 30, 2013	272.9	$4,670	$(3,319)	$1,746	$25
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2013	March 31, 2012
Operating
Net earnings attributable to Motorola Solutions, Inc.	$192	$157
Loss from discontinued operations, net of tax	—	(2)
Earnings from continuing operations	192	159
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	52	53
Non-cash other expense (income)	(1)	1
Share-based compensation expense	45	43
Gains on sales of investments and businesses, net	(7)	(17)
Deferred income taxes	(11)	27
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	200	141
Inventories	(5)	9
Other current assets	(75)	(100)
Accounts payable and accrued liabilities	(417)	(249)
Other assets and liabilities	(4)	2
Net cash provided by (used for) operating activities from continuing operations	(31)	69
Investing
Acquisitions and investments, net	(4)	92
Proceeds from (used for) sales of investments and businesses, net	19	(54)
Capital expenditures	(46)	(49)
Proceeds from sales (purchases) of Sigma Fund and short term investments, net	(113)	1,163
Net cash provided by (used for) investing activities from continuing operations	(144)	1,152
Financing
Repayment of debt	(1)	(1)
Net proceeds from issuance of debt	593	—
Issuance of common stock	40	30
Purchase of common stock	(357)	(1,365)
Excess tax benefits from share-based compensation	9	6
Payments of dividends	(72)	(70)
Distribution to discontinued operations	—	(11)
Net cash provided by (used for) financing activities from continuing operations	212	(1,411)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	2
Net cash provided by financing activities from discontinued operations	—	11
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(13)
Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(35)	29
Net increase (decrease) in cash and cash equivalents	2	(161)
Cash and cash equivalents, beginning of period	1,468	1,881
Cash and cash equivalents, end of period	$1,470	$1,720
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$6	$8
Income and withholding taxes, net of refunds	64	38
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of March 30, 2013 and for the three months ended March 30, 2013 and March 31, 2012, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholder's equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board issued Accounting Standards Update No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist within our statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.

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
During the three months ended March 30, 2013 the Company had no activity in the condensed consolidated statements of operations for discontinued operations. The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three months ended March 31, 2012.

Three Months Ended
March 31, 2012
Net sales	$8
Operating earnings	1
Loss on sales of investments and businesses, net	(7)
Loss before income taxes	(2)
Loss from discontinued operations, net of tax	(2)

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
Other charges:
Amortization of intangible assets	$6	$6
Reorganization of business charges	11	9
	$17	$15
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
Interest income (expense), net:
Interest expense	$(30)	$(25)
Interest income	5	11
	$(25)	$(14)
Other:
Investment impairments	—	(2)
Foreign currency gain	4	10
Other	3	1
	$7	$9

Earnings Per Common Share
The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Three Months Ended	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Basic earnings per common share:
Earnings	$192	$159	$192	$157
Weighted average common shares outstanding	274.5	311.3	274.5	311.3
Per share amount	$0.70	$0.51	$0.70	$0.50
Diluted earnings per common share:
Earnings	$192	$159	$192	$157
Weighted average common shares outstanding	274.5	311.3	274.5	311.3
Add effect of dilutive securities:
Share-based awards	6.2	6.4	6.2	6.4
Diluted weighted average common shares outstanding	280.7	317.7	280.7	317.7
Per share amount	$0.68	$0.50	$0.68	$0.49
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended March 30, 2013 and March 31, 2012, the assumed exercise of 4.5 million and 5.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.5 billion at both March 30, 2013 and December 31, 2012. Of these amounts, $62 million at March 30, 2013 and $63 million at December 31, 2012 were restricted.
Sigma Fund
The Sigma Fund consists of the following:

	March 30, 2013	December 31, 2012
Cash	$—	$149
Securities:
U.S. government, agency, and government-sponsored enterprise obligations	2,245	1,984
	$2,245	$2,133

Investments
Investments consist of the following:

	Recorded Value		Less
March 30, 2013	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$18	$—	$—	$18
Corporate bonds	3	7	—	—	10
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	11	3	—	8
	3	38	3	—	38
Other securities, at cost	—	98	—	—	98
Equity method investments	—	12	—	—	12
	$3	$148	$3	$—	$148

	Recorded Value		Less
December 31, 2012	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$15	$—	$—	$15
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	10	3	—	7
	2	38	3	—	37
Other securities, at cost	—	93	—	—	93
Equity method investments	—	13	—	—	13
	$2	$144	$3	$—	$143
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 30, 2013	December 31, 2012
Accounts receivable	$1,695	$1,932
Less allowance for doubtful accounts	(51)	(51)
	$1,644	$1,881
Inventories, Net
Inventories, net, consist of the following:

	March 30, 2013	December 31, 2012
Finished goods	$247	$244
Work-in-process and production materials	433	432
	680	676
Less inventory reserves	(165)	(163)
	$515	$513

Other Current Assets
Other current assets consist of the following:

	March 30, 2013	December 31, 2012
Costs and earnings in excess of billings	$429	$416
Contract-related deferred costs	124	141
Tax-related deposits and refunds receivable	142	95
Other	173	148
	$868	$800
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	March 30, 2013	December 31, 2012
Land	$37	$38
Building	745	739
Machinery and equipment	1,946	1,932
	2,728	2,709
Less accumulated depreciation	(1,903)	(1,870)
	$825	$839
Depreciation expense for the three months ended March 30, 2013 and March 31, 2012 was $45 million and $46 million, respectively.
Other Assets
Other assets consist of the following:

	March 30, 2013	December 31, 2012
Intangible assets	$98	$109
Long-term receivables	30	60
Other	203	200
	$331	$369
Accrued Liabilities
Accrued liabilities consist of the following:

	March 30, 2013	December 31, 2012
Deferred revenue	$819	$820
Billings in excess of costs and earnings	297	387
Compensation	329	424
Tax liabilities	75	95
Customer reserves	106	144
Dividend payable	71	72
Other	595	684
	$2,292	$2,626

Other Liabilities
Other liabilities consist of the following:

	March 30, 2013	December 31, 2012
Defined benefit plans, including split dollar life insurance policies	$3,356	$3,389
Postretirement health care benefit plan	165	167
Deferred revenue	319	304
Unrecognized tax benefits	100	98
Other	196	237
	$4,136	$4,195
Stockholders’ Equity
Share Repurchase Program: The Company paid an aggregate of $357 million during the first quarter of 2013, including transactions costs, to repurchase 5.9 million shares at an average price of $60.27 per share. As of March 30, 2013, the Company has used approximately $3.9 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.1 billion of authority available for repurchases. All repurchased shares have been retired.
Payment of Dividends: During the three months ended March 30, 2013 and March 31, 2012, the Company paid $72 million and $70 million, respectively, in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated Other Comprehensive loss, net of tax, by component from January 1, 2013 to March 30, 2013:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012:	$1	$2	$(3,211)	$(92)	$(3,300)
Other comprehensive loss before reclassifications	—	—	—	(37)	(37)
Amounts reclassified from accumulated other comprehensive income (loss)	$(1)	$—	$19	$—	$18
Net current-period other comprehensive income (loss)	(1)	—	19	(37)	(19)
Balance at March 30, 2013	$—	$2	$(3,192)	$(129)	$(3,319)

Amounts Reclassified from Accumulated Other Comprehensive Loss during the three months ended March 30, 2013:

Three months ended March 30, 2013	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Operations
Gain on cash flow hedges:
Foreign exchange contracts	(1)	Cost of sales
	$(1)	Total before tax
	—	Tax expense
	$(1)	Net of tax
Amortization of retirement benefit items:
Prior service costs	(11)	Selling, general, and administrative expenses
Unrecognized net losses	$39	Selling, general, and administrative expenses
	28	Total before tax
	$(9)	Tax benefit
	19	Net of tax
Total reclassifications for the period, net of tax	$18

4.	Debt and Credit Facilities
During the first quarter of 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due 2023, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds from issuance of this debt of $588 million.
As of March 30, 2013, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which the Company can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 30, 2013. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during the three months ended March 30, 2013.

5.	Risk Management
Foreign Currency Risk
At March 30, 2013, the Company had outstanding foreign exchange contracts with notional amounts totaling $618 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 30, 2013, and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	March 30, 2013	December 31, 2012
British Pound	$213	$225
Chinese Renminbi	(149)	(99)
Brazilian Real	(69)	3
Norwegian Krone	(51)	(48)
Israeli Shekel	(49)	(35)

Interest Rate Risk
At March 30, 2013, the Company had $2.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $4 million, at both March 30, 2013 and December 31, 2012.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 30, 2013, all of the counterparties have investment grade credit ratings. The Company is not exposed to material net credit risk with any single counterparty. As of March 30, 2013, the Company was exposed to an aggregate net credit risk of approximately $2 million with all counterparties.
The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at March 30, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Assets		Liabilities
March 30, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$4	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	2		8
Total derivatives	$2		$8

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	Other assets	3	Other liabilities
Interest agreement contracts	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	2		7
Total derivatives	$3		$7

The following tables summarize the effect of derivative instruments in the Company's condensed consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended		Statement of Operations Location
Loss on Derivative Instruments	March 30, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	Other income (expense)
Foreign exchange contracts	(17)	(4)	Other income (expense)
Total derivatives not designated as hedging instruments	$(17)	$(4)
The following tables summarize the gains and losses recognized in the condensed consolidated financial statements for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	March 30, 2013	March 31, 2012
Derivatives in cash flow hedging relationships:
Gain recognized in Accumulated other comprehensive loss	$—	$3	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings	1	(1)	Costs of sales

6.	Income Taxes
At March 30, 2013 and December 31, 2012, the Company had valuation allowances of $304 million and $308 million, respectively, including $267 million and $272 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company believes the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign income tax applicable to the earnings. During the first quarter of 2013, the Company reassessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries' earnings are permanently invested overseas. The Company intends to utilize the offshore earnings to fund foreign investments, such as potential acquisitions and capital expenditures. During the first quarter of 2013, the Company recorded a net tax benefit of $25 million related to reversals of deferred tax liabilities for undistributed foreign earnings, primarily due to the change in permanent reinvestment assertion. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.3 billion and $1.0 billion at March 30, 2013 and December 31, 2012, respectively.
The Company had unrecognized tax benefits of $167 million and $161 million at March 30, 2013 and December 31, 2012, respectively, of which $143 million and $138 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.
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

7.	Retirement Benefits
Pension Benefit Plans
The net periodic pension costs for the U.S. and Non-U.S. plans were as follows:

	March 30, 2013		March 31, 2012
Three Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$3	$—	$3
Interest cost	88	17	88	18
Expected return on plan assets	(92)	(19)	(106)	(19)
Amortization of:
Unrecognized net loss	33	3	68	5
Unrecognized prior service cost	—	(2)	—	(1)
Net periodic pension costs	$29	$2	$50	$6
During the three months ended March 30, 2013, payments of $24 million were made to the Company’s U.S. plans, and $13 million to the Company’s Non-U.S. plans.
Postretirement Health Care Benefits Plan
Net postretirement health care expenses (benefits) consist of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
Service cost	$1	$1
Interest cost	3	5
Expected return on plan assets	(2)	(3)
Amortization of:
Unrecognized net loss	4	3
Unrecognized prior service cost	(11)	—
Net postretirement health care expense (benefits)	$(5)	$6
During the year ended December 31, 2012, the Company announced an amendment to the Postretirement Health Care Benefits Plan. Starting January 1, 2013, benefits under the plan to participants over age 65 are paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants. Covered retirees will be able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses. This change resulted in a remeasurement of the plan during 2012 which reduced the liability through an increase in deferred prior service cost. The majority of the deferred prior service cost will be recognized over approximately three years, which is the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
The Company made no contributions to its postretirement health care fund during the three months ended March 30, 2013.
Defined Contribution Plans
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees' contributions. For the three months ended March 30, 2013, the Company did not make any discretionary matching contributions.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Share-based compensation expense included in:
Costs of sales	$6	$6
Selling, general and administrative expenses	28	26
Research and development expenditures	11	11
Share-based compensation expense included in Operating earnings	45	43
Tax benefit	14	13
Share-based compensation expense, net of tax	$31	$30
Decrease in basic earnings per share	$(0.11)	$(0.10)
Decrease in diluted earnings per share	$(0.11)	$(0.09)
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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 30, 2013 and December 31, 2012 were as follows:

March 30, 2013	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$2,245	$2,245
Foreign exchange derivative contracts	—	2	2
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	18	18
Corporate bonds	—	7	7
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	8	11
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4
Interest agreement derivative contracts	—	4	4

December 31, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$1,984	$1,984
Foreign exchange derivative contracts	—	3	3
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	11	11
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	7	10
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3
Interest agreement derivative contracts	—	4	4
The Company had no Level 3 holdings as of March 30, 2013 and December 31, 2012.
At March 30, 2013, the Company had $376 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $422 million at December 31, 2012. The money market funds have quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at March 30, 2013 was $2.6 billion (Level 2), compared to a face value of $2.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	March 30, 2013	December 31, 2012
Long-term receivables	$69	$101
Less current portion	(39)	(41)
Non-current long-term receivables, net	$30	$60
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $73 million at March 30, 2013, compared to $84 million at December 31, 2012.
As of March 30, 2013, $30 million of net receivables are classified as long-term. The remainder of the receivables are current and included in Accounts receivable, net.
Sales of Receivables
The Company had no committed facilities for the sale of accounts receivable or long-term receivables at March 30, 2013 or at December 31, 2012.
The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$1	$5
Long-term receivable sales proceeds	28	67
Total proceeds from one-time sales of accounts receivable	$29	$72
At March 30, 2013, the Company had retained servicing obligations for $379 million of long-term receivables, compared to $375 million of long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at March 30, 2013 and December 31, 2012 is as follows:

March 30, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$8	$—	$—	$—
Commercial loans and leases secured	61	4	—	7
Total gross long-term receivables, including current portion	$69	$4	$—	$7

December 31, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$23	$—	$—	$—
Commercial loans and leases secured	78	1	2	4
Total gross long-term receivables, including current portion	$101	$1	$2	$4

The Company had a total of $7 million of financing receivables past due over 90 days as of March 30, 2013 in relation to two loans, one of which had a balance of $13 million. The Company ceased accruing interest on this loan as of December 31, 2011.

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representation and warranties in connection with prior divestitures not in excess of a percentage of the contract value. The total amount of indemnification under these types of provisions is approximately $14 million, of which the Company had no accruals at March 30, 2013.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements. However there is an increasing risk in relation to patent indemnities given the current legal climate.
In addition, pursuant to the Master Separation and Distribution Agreement and certain other agreements entered into in connection with the separating of Motorola Mobility Holdings, Inc. ("Motorola Mobility"). Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

12.	Segment Information
The following table summarizes the Net sales by segment:

	Three Months Ended
	March 30, 2013	March 31, 2012
Government	$1,346	$1,301
Enterprise	627	655
	$1,973	$1,956

The following table summarizes the Operating earnings by segment:

	Three Months Ended
	March 30, 2013	March 31, 2012
Government	$180	$150
Enterprise	36	82
Operating earnings	216	232
Total other income (expense)	(11)	12
Earnings from continuing operations before income taxes	$205	$244

13.	Reorganization of Businesses
2013 Charges
During the three months ended March 30, 2013, the Company recorded net reorganization of business charges of $11 million, all of which was included in Other charges in the Company's condensed consolidated statements of operations. Included in the $11 million were charges of $16 million for employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 30, 2013	Three Months Ended
Government	$7
Enterprise	4
$11
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs from January 1, 2013 to March 30, 2013:

	Accruals at January 1, 2013	Additional Charges	Adjustments	Amount Used	Accruals at March 30, 2013
Exit costs	$4	$—	$—	$—	$4
Employee separation costs	31	16	(5)	(15)	27
	$35	$16	$(5)	$(15)	$31
Exit Costs
At January 1, 2013, the Company had an accrual of $4 million for exit costs attributable to lease terminations. During the three months ended March 30, 2013, there were no additional charges or cash payments related to the exit of leased facilities. The remaining accrual of $4 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 30, 2013, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2013, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2012, and (ii) approximately 200 employees who began receiving payments in 2013. The 2013 additional charges of $16 million represent severance costs for approximately 200 additional employees, of which 100 were indirect employees and 100 were direct employees. The adjustment of $5 million reflects reversals of accruals no longer needed. The $15 million used reflects cash payments. The remaining accrual of $27 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 30, 2013, is expected to be paid, generally, within one year to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2012 Charges
During the three months ended March 31, 2012, the Company recorded net reorganization of business charges of $9 million, within Other charges in the Company’s condensed consolidated statements of operations. Included in the $9 million were charges of $12 million related to the separation of approximately 200 indirect employees, and $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 31, 2012	Three Months Ended
Government	$7
Enterprise	2
$9

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$656	$634	$657	$632
Patents	276	276	276	276
Customer-related	197	129	201	125
Licensed technology	23	19	23	19
Other intangibles	94	90	94	90
	$1,246	$1,148	$1,251	$1,142
For the three months ended March 30, 2013 and March 31, 2012, amortization expense on intangible assets was $6 million. As of March 30, 2013, annual amortization expense is estimated to be $25 million in 2013, $23 million in 2014, $18 million in 2015, $18 million in 2016 and $15 million in 2017.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	March 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$53	$48	$53	$48
Enterprise	1,193	1,100	1,198	1,094
	$1,246	$1,148	$1,251	$1,142
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2013 to March 30, 2013:

	Government	Enterprise	Total
Balances as of January 1, 2013:
Aggregate goodwill acquired/divested	$349	$2,725	$3,074
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,161	$1,510
Foreign currency	—	(5)	(5)
Balance as of March 30, 2013:
Aggregate goodwill	$349	$2,720	$3,069
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,156	$1,505

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended March 30, 2013 and March 31, 2012, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2012.
Executive Overview
We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our communications-focused products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership. We are positioned for success with sales in more than 100 countries, 22,000 employees worldwide, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
We report financial results for two segments:
Government: Our Government segment includes sales of public safety mission-critical communications systems, commercial two-way radio systems and devices, software and services. In the first quarter of 2013, the segment’s net sales were $1.3 billion, representing 68% of our consolidated net sales.
Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and services. In the first quarter of 2013, the segment’s net sales were $627 million, representing 32% of our consolidated net sales.
Change in Presentation
We restructured our regions operationally to improve our delivery of products and services, by realigning the net sales for the Middle East. Accordingly, we now report net sales into the following four geographic regions: North America; Latin America; Europe and Africa ("EA"); and Asia Pacific and Middle East ("APME"). We have updated all periods presented to reflect this change in presentation.
Geographic Market Sales
Geographic market sales measured by the locale of the end customer as a percent of total net sales are as follows:

	Three Months Ended		Year Ended December 31
	March 30, 2013	March 31, 2012	2012	2011	2010
North America	58%	58%	58%	57%	58%
Latin America	9%	9%	8%	9%	9%
EA	21%	19%	20%	20%	19%
APME	12%	14%	14%	14%	14%
	100%	100%	100%	100%	100%

First Quarter Summary

•	We increased net sales by $17 million, or 1% to $1,973 million in the first quarter of 2013, compared to net sales of $1,956 million in the first quarter of 2012.

•	We generated operating earnings of $216 million, or 10.9% of net sales, in the first quarter of 2013, compared to $232 million, or 11.9% of net sales, in the first quarter of 2012.

•
We had earnings from continuing operations, net of tax, of $192 million, or $0.68 per diluted common share, in the first quarter of 2013, compared to earnings from continuing operations, net of tax, of $159 million, or $0.50 per diluted common share, in the first quarter of 2012.

•	We used net cash from operating activities of $31 million during the first quarter of 2013, compared to net cash provided by operating activities of $69 million in the first quarter of 2012.

•	We returned $429 million in capital to shareholders through share repurchases and dividends during the first quarter of 2013.

•	We issued $600 million of 3.500% senior notes due 2023 in the first quarter of 2013.

Highlights for each of our segments are as follows:

•
Government: Net sales were $1,346 million in the first quarter of 2013, an increase of $45 million, or 3% compared to net sales of $1,301 million during the first quarter of 2012. On a geographic basis, net sales increased in North America, Latin America and EA, and decreased in APME compared to the year-ago quarter.

•
Enterprise: Net sales were $627 million in the first quarter of 2013, a decrease of 4% compared to net sales of $655 million in the first quarter of 2012. On a geographic basis, net sales declined in North America and Latin America, and increased in EA and APME compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 30, 2013	% of Sales**	March 31, 2012	% of Sales**
Net sales from products	$1,381		$1,444
Net sales from services	592		512
Net sales	1,973		1,956
Costs of product sales	651	47.1%	658	45.6%
Costs of service sales	367	62.0%	325	63.5%
Costs of sales	1,018		983
Gross margin	955	48.4%	973	49.7%
Selling, general and administrative expenses	460	23.3%	472	24.1%
Research and development expenditures	262	13.3%	254	13.0%
Other charges	17	0.9%	15	0.8%
Operating earnings	216	10.9%	232	11.9%
Other income (expense):
Interest expense, net	(25)	(1.3)%	(14)	(0.7)%
Gains on sales of investments and businesses, net	7	0.4%	17	0.9%
Other	7	0.4%	9	0.5%
Total other income (expense)	(11)	(0.6)%	12	0.6%
Earnings from continuing operations before income taxes	205	10.4%	244	12.5%
Income tax expense	13	0.7%	85	4.3%
Earnings from continuing operations*	192	9.7%	159	8.1%
Loss from discontinued operations, net of tax	—	—%	(2)	(0.1)%
Net earnings	$192	9.7%	$157	8.0%
Earnings (loss) per diluted common share:
Continuing operations	$0.68		$0.50
Discontinued operations	—		(0.01)
	$0.68		$0.49
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended March 30, 2013 compared to three months ended March 31, 2012
Net Sales
Net sales were $1,973 million in the first quarter of 2013, up $17 million, or 1% compared to net sales of $1,956 million in the first quarter of 2012. The increase in net sales reflects a $45 million, or 3%, increase in net sales in the Government segment driven by growth in all regions with the exception of APME, partially offset by a $28 million, or 4%, decrease in net sales in the Enterprise segment driven by declines in North America and Latin America.
Gross Margin
Gross margin was $955 million, or 48.4% of net sales, in the first quarter of 2013, compared to $973 million, or 49.7% of net sales, in the first quarter of 2012. The decrease in gross margin percentage is driven primarily from the Enterprise segment where: (i) we had lower sales in the iDEN product group, which typically has higher margins, (ii) lower gross margin percentages in our mobile computing product group, driven by the acquisition of Psion, which has a slightly different margin profile, and (iii) an unfavorable product and service mix.  Gross margin percentage in the Government segment was flat in the first quarter of 2013, as compared to the first quarter of 2012.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 3% to $460 million, or 23.3% of net sales, in the first quarter of 2013, compared to $472 million, or 24.1% of net sales, in the first quarter of 2012. The decrease is primarily driven by a decrease in pension expense, partially offset by SG&A expenses relating to the Psion acquisition that closed in the fourth quarter of 2012.
Research and Development Expenditures
Research and development (“R&D”) expenditures increased 3% to $262 million, or 13.3% of net sales, in the first quarter of 2013, compared to $254 million, or 13.0% of net sales, in the first quarter of 2012. The increase in R&D expenditures is primarily due to the Psion acquisition that closed in the fourth quarter of 2012.
Other Charges
We recorded net charges of $17 million in Other charges in the first quarter of 2013, compared to net charges of $15 million in the first quarter of 2012. The net charges in the first quarter of 2013 included: (i) $11 million of net reorganization of business charges, and (ii) $6 million of charges relating to the amortization of intangibles. The charges in the first quarter of 2012 included: (i) $9 million of net reorganization of business charges, and (ii) $6 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $25 million in the first quarter of 2013, compared to net interest expense of $14 million in the first quarter of 2012. Net interest expense in the first quarter of 2013 included interest expense of $30 million, partially offset by interest income of $5 million. Net interest expense in the first quarter of 2012 includes interest expense of $25 million, partially offset by interest income of $11 million. The increase in net interest expense in the first quarter of 2013 is primarily attributable to (i) higher interest expense driven by an increase of average debt outstanding, and (ii) a decrease in interest income due to lower average cash and cash equivalents during the first quarter of 2013 compared to the first quarter of 2012.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $7 million in the first quarter of 2013, compared to $17 million in the first quarter of 2012. In both the first quarter of 2013 and the first quarter of 2012, the net gains were primarily related to sales of our equity investments.
Other
Net Other income was $7 million in the first quarter of 2013, compared to net Other income of $9 million in the first quarter of 2012. The net Other income in the first quarter of 2013 was primarily comprised of: (i) $4 million of foreign currency gains, and (ii) $3 million of other net investment earnings. The net Other income in the first quarter of 2012 was primarily comprised of $10 million of foreign currency gains, partially offset by a $2 million investment impairment.
Effective Tax Rate
We recorded $13 million of net tax expense in the first quarter of 2013, resulting in an effective tax rate of 6%, compared to $85 million of net tax expense in the first quarter of 2012, resulting in an effective tax rate of 35%. Our effective tax rate in the first quarter of 2013 is lower than the U.S. statutory rate of 35% primarily due to discrete items recorded during the quarter, specifically: (i) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to our assertion that certain earnings are now permanently invested overseas, (ii) a $12 million benefit for R&D tax credits, and (iii) a reduction in deferred tax asset valuation allowance related to a non-U.S. subsidiary.
During 2012, we began to reorganize certain of our non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments, such as potential acquisitions and capital expenditures.  When the reorganization is completed, the tax impact of future cash repatriations from these subsidiaries will be more favorable than under our existing structure and will favorably impact our effective tax rate for the remainder of 2013.
Earnings from Continuing Operations
After taxes, we had net earnings from continuing operations of $192 million, or $0.68 per diluted share, in the first quarter of 2013, compared to net earnings from continuing operations of $159 million, or $0.50 per diluted share, in the first quarter of 2012.
The increase in net earnings from continuing operations in the first quarter of 2013, as compared to the first quarter of 2012, was primarily driven by: (i) a lower effective tax rate, and (ii) decreased pension expense, partially offset by: (i) an $18 million decrease in gross margin primarily due to sales declines and unfavorable product and service mix in our Enterprise segment, and (ii) a $23 million decrease in total other income due to higher net interest expense and lower gains on sales of investments and businesses. The increase in earnings per diluted share was driven by higher net earnings and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In the first quarter of 2013, we had no after-tax earnings from discontinued operations, compared to a $2 million loss from discontinued operations, or $0.01 per diluted share, in the first quarter of 2012. The loss in the first quarter of 2012 was primarily driven by a loss related to the exit of the amateur, marine and airband business.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 30, 2013 and March 31, 2012 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Government Segment
For the first quarter of 2013, the segment’s net sales represented 68% of our consolidated net sales, compared to 67% of our consolidated net sales for the first quarter of 2012.

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
Segment net sales	$1,346	$1,301	3%
Operating earnings	180	150	20%
Three months ended March 30, 2013 compared to three months ended March 31, 2012
The segment’s net sales increased 3% to $1,346 million in the first quarter of 2013, as compared to $1,301 million during the first quarter of 2012. The increase in net sales in the Government segment reflects an increase in sales of: (i) mission-critical radio products, and (ii) integration services, partially offset by a decrease in professional and commercial radio products. On a geographic basis, net sales increased in North America, Latin America and EA, and declined in APME, compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s sales in the first quarter of 2013 and 62% of the segment’s sales in the first quarter of 2012.
The segment had operating earnings of $180 million in the first quarter of 2013, compared to operating earnings of $150 million in the first quarter of 2012. As a percentage of net sales in the first quarter of 2013 as compared to the first quarter of 2012, gross margin was flat, and SG&A and R&D expenditures decreased. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 3% increase in net sales, and (ii) a decrease in SG&A expenses, driven by a decrease in pension expense.

Enterprise Segment
For the first quarter of 2013, the segment’s net sales represented 32% of our consolidated net sales, compared to 33% of our consolidated net sales for the first quarter of 2012.

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
Segment net sales	$627	$655	(4)%
Operating earnings	36	82	(56)%
Three months ended March 30, 2013 compared to three months ended March 31, 2012
In the first quarter of 2013, the segment’s net sales were $627 million, a 4% decrease compared to net sales of $655 million in the first quarter of 2012. The 4% decrease in net sales in the Enterprise segment reflects a decrease in: (i) iDEN, (ii) WLAN, and (iii) data capture equipment sales, partially offset by an increase in mobile computing due to the acquisition of Psion in the fourth quarter of 2012. The decrease in net sales for the segment reflects a decline in North America and Latin America and an increase in EA and APME, compared to the year-ago quarter. The decline in North America was driven by lower sales in the mobile computing, data capture and WLAN product groups, while the decline in Latin America was driven by a decline in iDEN. The increases in EA and APME were primarily driven by mobile computing sales, with EA sales increasing due to Psion. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 46% of the segment’s net sales in both the first quarter of 2013 and 2012.
The segment had operating earnings of $36 million in the first quarter of 2013, compared to operating earnings of $82 million in the first quarter of 2012. As a percentage of net sales in the first quarter of 2013 as compared to the first quarter of 2012, gross margin decreased, and SG&A expenses and R&D expenditures increased. The decrease in operating earnings was due to a decline in gross margin primarily attributable to the decline in iDEN sales, which typically has higher margins, and unfavorable product and service mixes. SG&A expenses decreased and R&D expenditures increased in the first quarter of 2013, compared to the first quarter of 2012. The decrease in SG&A expenses was driven by a decrease in pension expenses and the increase in R&D expenditures was primarily due to the Psion acquisition that closed in the fourth quarter of 2012.

Reorganization of Businesses
During the first quarter of 2013, we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the first quarter of 2013, we recorded net reorganization of business charges of $11 million related to the separation of approximately 200 employees, of which 100 were indirect employees and 100 were direct employees.  The $11 million of charges were recorded within Other charges in our condensed consolidated statements of operations. Included in the aggregate $11 million are charges of $16 million for employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
During the three months ended March 31, 2012, we recorded net reorganization of business charges of $9 million, including: (i) $12 million relating to the separation of 200 indirect employees, and (ii) $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed. These charges were classified as Other charges in our condensed consolidated statements of operations.
We expect to realize cost-saving benefits of approximately $9 million during the remaining nine months of 2013 from the plans that were initiated during the first three months of 2013, primarily in operating expenses. Beyond 2013, we expect the reorganization plans initiated during the first three months of 2013 to provide annualized cost savings of approximately $12 million, consisting of: (i) $9 million of savings in SG&A expenses, (ii) $1 million of savings in R&D expenditures, and (iii) $2 million of savings in Cost of sales.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	March 30, 2013	March 31, 2012
Government	$7	$7
Enterprise	4	2
	$11	$9

Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $15 million in the first three months of 2013, and the first three months of 2012. Of the $31 million of reorganization of businesses accruals at March 30, 2013, $27 million relate to employee separation costs and are expected to be paid in 2013 and 2014. The remaining $4 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.
Liquidity and Capital Resources
We increased the aggregate of our (i) cash and cash equivalent balances, and (ii) Sigma Fund and short-term investments by $115 million from $3.6 billion as of December 31, 2012 to $3.7 billion as of March 30, 2013, primarily due to $593 million of net proceeds from the issuance of debt, partially offset by (i) $429 million of capital returned to shareholders through share repurchases and dividends paid during the first quarter of 2013, and (ii) $31 million used for operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.5 billion at March 30, 2013 and December 31, 2012. At March 30, 2013, approximately $400 million of this amount was held in the U.S. and $1.1 billion was held by the Company or its subsidiaries in other countries (including $278 million in China). At March 30, 2013 and December 31, 2012, restricted cash was $62 million and $63 million respectively (including $2 million and $3 million, respectively, held outside the U.S.).
Repatriation of foreign funds continues to be important given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first three months of 2013, we repatriated $31 million in funds to the U.S. from international jurisdictions. We have approximately $1.1 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge, given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits. Where appropriate, we may also pursue capital reduction activities; however, such activities can be more involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Net cash used for operating activities from continuing operations in the first quarter of 2013 was $31 million, as compared to $69 million of net cash provided by operating activities in the first quarter of 2012. Operating cash flows in the first quarter of 2013, as compared to the first quarter of 2012, were negatively impacted by the timing of our long term contract milestone billings.  During the three months ended March 30, 2013, cash flows were adversely impacted by approximately $40 million as we were required to post a foreign tax deposit, which is expected to be refunded during 2013.
We contributed $24 million to our U.S. pension plans during the first quarter of 2013, compared to $60 million contributed in the first quarter of 2012. We expect to make cash contributions of approximately $250 million to our U.S. pension plans in 2013. We contributed $13 million to our non-U.S. pension plans during the first quarter of 2013, compared to $15 million contributed in the first quarter of 2012.
Investing Activities
Net cash used for investing activities was $144 million in the first three months of 2013, compared to net cash provided of $1.2 billion in the first three months of 2012. This $1.3 billion decrease was primarily due to the $1.2 billion of proceeds from sales of Sigma Fund investments, primarily used for share repurchases, in the first quarter of 2012 as compared to the $113 million of purchases of Sigma Fund investments in the first quarter of 2013.
Sigma Fund: We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund, which we refer to as the Sigma Fund, that allows us to efficiently manage our cash around the world. The aggregate fair value of Sigma Fund investments was $2.2 billion at March 30, 2013 (including $1.0 billion held outside the U.S.), compared to $2.1 billion at December 31, 2012 (including $1.0 billion held outside the U.S.).
At March 30, 2013 and December 31, 2012, the Sigma Fund was invested in cash and U.S. government, agency and government-sponsored enterprise obligations.  The investments had a weighted average maturity of less than 30 days.  This reflects a strategic decision to prioritize liquidity and capital preservation.
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
Capital Expenditures: Capital expenditures slightly decreased in the first three months of 2013 to $46 million, compared to $49 million in the first three months of 2012, primarily due to a slight decrease in information technology investments.
Sales of Investments and Businesses: We had $19 million of proceeds related to the sales of investments and businesses in the first three months of 2013, compared to $54 million used for investments and businesses in the first three months of 2012. The $54 million used for investments and businesses in the first three months of 2012 primarily relates to payments to NSN related to the purchase price adjustment from the sale of the Networks business, partially offset by proceeds from sales of certain of our equity investments. The proceeds in the first three months of 2013 were primarily comprised of proceeds from sales of certain of our equity investments.
Financing Activities
Net cash provided by financing activities was $212 million in the first three months of 2013, compared to net cash used of $1.4 billion in the first three months of 2012. Cash provided by financing activities in the first three months of 2013 was primarily comprised of: (i) $593 million of net proceeds from the issuance of debt, and (ii) $40 million of net proceeds from from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by (i) $357 million used for purchases of our common stock under our share repurchase program, and (ii) $72 million of cash used for the payment of dividends. Net cash used for financing activities in the first three months of 2012 was primarily comprised of: (i) $1.4 billion used for purchases of our common stock under our share repurchase program, and (ii) $70 million of cash used for the payment of dividends, partially offset by: (i) $30 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plans, and (ii) $11 million of distributions to discontinued operations.
Current Portion of Long-Term Debt: Our current portion of long-term debt was $4 million at both March 30, 2013 and December 31, 2012.
Long-Term Portion of Long-Term Debt: We had outstanding long-term debt of $2.5 billion at March 30, 2013, and $1.9 billion at December 31, 2012. In the first quarter of 2013, we issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due March 1, 2023, recognizing net proceeds of $588 million.
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
Share Repurchase Program: We paid an aggregate of $357 million during the first quarter of 2013, including transaction costs, to repurchase 5.9 million shares at an average price of $60.27 per share. As of March 30, 2013, we have used approximately $3.9 billion of the share repurchase authority to purchase 82.1 million shares at an average price of $47.56 per share, including transaction costs, leaving approximately $1.1 billion of authority available for repurchases. All repurchased shares have been retired.
Payment of Dividends: During the three months ended March 30, 2013, we paid $72 million in cash dividends to holders of our common stock. Subsequent to March 30, 2013, we paid $71 million in cash dividends to holders of our common stock.
Credit Facilities
As of March 30, 2013, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The 2011 Motorola Solutions Credit Agreement includes a provision pursuant to which we can increase the aggregate credit facility size up to a maximum of $2.0 billion by adding lenders or having existing lenders increase their commitments. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 30, 2013. We did not borrow under the 2011 Motorola Solutions Credit Agreement during the three months ended March 30, 2013.

Long-Term Customer Financing Commitments
Outstanding Commitments:    Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $73 million at March 30, 2013, compared to $84 million at December 31, 2012.
Outstanding Long-Term Receivables:    We had net non-current long-term receivables of $30 million at March 30, 2013, compared to net long-term receivables of $60 million at December 31, 2012. These long-term receivables are generally interest bearing, with interest rates generally ranging from 2% to 13%.
Sales of Receivables
We had no committed facilities for the sale of long-term receivables or short-term receivables at March 30, 2013 or at December 31, 2012.
The following table summarizes the proceeds received from non-recourse sales of accounts receivable and long-term receivables for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$1	$5
Long-term receivables sales proceeds	28	67
Total proceeds from one-time sales of accounts receivable	$29	$72
At March 30, 2013, we had retained servicing obligations for $379 million of sold long-term receivables, compared to $375 million of sold long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities related to the non-recourse sales of accounts receivables and long-term receivables.
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
Indemnification Provisions:    In addition, we may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, we have not made significant payments under these agreements, nor have there been significant claims asserted against us. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, for which procedures typically allow us to challenge the other party’s claims. Further, our obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value.
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
Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board issued Accounting Standards Update No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist within our statement of financial position at the beginning of the year of adoption. This guidance will be effective for us beginning January 1, 2014. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At March 30, 2013, we had outstanding foreign exchange contracts with notional amounts totaling $618 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 30, 2013 and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	March 30, 2013	December 31, 2012
British Pound	$213	$225
Chinese Renminbi	(149)	(99)
Brazilian Real	(69)	3
Norwegian Krone	(51)	(48)
Israeli Shekel	(49)	(35)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) our business strategies and expected results, (b) the impact of the reorganization of certain non-U.S. subsidiaries on our expected effective tax rate, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) our ability and cost to repatriate funds, (e) future cash contributions to pension plans or retiree health benefit plans, (f) our ability and cost to access the capital markets at our current ratings, (g) our plans with respect to the level of outstanding debt, (h) the adequacy of our cash balances, short-term investments, and Sigma Fund investments to meet current operating requirements, (i) expected commitments under long-term financing, (j) potential contractual damages claims, (k) the outcome and effect of ongoing and future legal proceedings, and (l) the impact of recent accounting pronouncements, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 19 of our 2012 Annual Report on Form 10-K, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Silverman Federal Securities Class Action Case
A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The operative amended complaint primarily alleges that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint also challenges Motorola's accounting and disclosures for certain transactions entered into in the third quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On August 25, 2009, the district court granted plaintiff's motion for class certification. On February 1, 2012, the parties in the Silverman litigation signed a settlement agreement to resolve all claims in that case for $200 million, $150 million of which is being paid by the Company's insurance carriers. The district court approved the settlement agreement on May 9, 2012. Two appeals have been filed from the judgment entered pursuant to the settlement - one challenging the court's approval of certain terms of the settlement, and the other challenging the fee award to the attorneys for the class.  The court has heard the appeals but has not issued a decision.
The Company is a defendant in other various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information obtained changes management's opinion of the ultimate disposition.

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 19 of the Company’s 2012 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 30, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(3)
1/1/13 to 1/26/13	383,600	$54.74	383,600	$1,430,962,794
1/27/13 to 2/23/13	3,193,533	$59.82	3,176,514	$1,240,980,150
2/24/13 to 3/30/13	2,369,765	$61.77	2,369,765	$1,094,655,459
Total	5,946,898	$60.27	5,929,879

(1)
In addition to purchases under the share repurchase program (as defined below), included in this column are transactions under the Company's equity compensation plans involving the delivery to the Company of 17,019 shares of Motorola Solutions common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2013-2015 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
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
All other product or service names are the property of their respective owners. © 2013 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
April 24, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	2013-2015 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.