Form 10-Q/A
period 2013-03-30
Motorola Solutions, Inc.
filed 2013-05-28
CIK 68505

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

EXPLANATORY NOTE
Motorola Solutions, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 30, 2013, originally filed with the Securities and Exchange Commission on April 24, 2013. This Amendment is being filed for the purpose of correcting the title of the report subject to the certification in each of the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the original periodic report and a typographical error contained both in Item 6 and in the exhibit index. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire periodic report is included in this Amendment No. 1. Other than the typographical errors described above, no other statement or amount has been changed from those presented in the Form 10-Q for the quarter ended March 30, 2013 originally filed by the Company on April 24, 2013.

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

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2013-2015 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 28, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	2013-2015 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith