Form 10-Q
period 2013-06-29
Motorola Solutions, Inc.
filed 2013-07-24
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 29, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 29, 2013:

Class	Number of Shares
Common Stock; $.01 Par Value	265,854,476

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales from products	$1,479	$1,563	$2,860	$3,007
Net sales from services	628	585	1,220	1,097
Net sales	2,107	2,148	4,080	4,104
Costs of product sales	695	712	1,346	1,370
Costs of service sales	383	376	750	701
Costs of sales	1,078	1,088	2,096	2,071
Gross margin	1,029	1,060	1,984	2,033
Selling, general and administrative expenses	470	496	930	968
Research and development expenditures	268	269	530	523
Other charges	25	17	42	32
Operating earnings	266	278	482	510
Other income (expense):
Interest expense, net	(32)	(16)	(57)	(30)
Gains on sales of investments and businesses, net	—	3	7	20
Other	(10)	(25)	(3)	(16)
Total other expense	(42)	(38)	(53)	(26)
Earnings from continuing operations before income taxes	224	240	429	484
Income tax expense (benefit)	(38)	63	(25)	148
Earnings from continuing operations	262	177	454	336
Earnings from discontinued operations, net of tax	—	5	—	3
Net earnings	262	182	454	339
Less: Earnings attributable to noncontrolling interests	4	—	4	—
Net earnings attributable to Motorola Solutions, Inc.	258	182	$450	$339
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$258	$177	$450	$336
Earnings from discontinued operations, net of tax	—	5	—	3
Net earnings	$258	$182	$450	$339
Earnings per common share:
Basic:
Continuing operations	$0.96	$0.61	$1.66	$1.11
Discontinued operations	—	0.02	—	0.01
	$0.96	$0.63	$1.66	$1.12
Diluted:
Continuing operations	$0.94	$0.60	$1.62	$1.09
Discontinued operations	—	0.01	—	0.01
	$0.94	$0.61	$1.62	$1.10
Weighted average common shares outstanding:
Basic	269.5	290.6	271.9	302.1
Diluted	274.7	296.1	277.7	308.1
Dividends declared per share	$0.26	0.22	$0.52	0.44
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months ended
(In millions)	June 29, 2013	June 30, 2012
Net earnings	$262	$182
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $10 and $25	16	46
Foreign currency translation adjustment, net of tax of $(5) and $(6)	(5)	(18)
Net loss on derivative hedging instruments, net of tax of $0 and $0	—	(2)
Net unrealized gain (loss) on securities, net of tax of $0 and $6	(1)	8
Total other comprehensive income	10	34
Comprehensive income	272	216
Less: Earnings attributable to noncontrolling interest	4	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$268	$216

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Net earnings	$454	$339
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $19 and $51	35	95
Foreign currency translation adjustment, net of tax of $(6) and $(10)	(42)	(22)
Net gain (loss) on derivative hedging instruments, net of tax of $0 and $0	(1)	2
Net unrealized gain (loss) on securities, net of tax of $0 and $6	(1)	8
Total other comprehensive income (loss)	(9)	83
Comprehensive income	445	422
Less: Earnings attributable to noncontrolling interest	4	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$441	$422
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	June 29, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,457	$1,468
Sigma Fund and short-term investments	1,759	2,135
Accounts receivable, net	1,707	1,881
Inventories, net	498	513
Deferred income taxes	641	604
Other current assets	779	800
Total current assets	6,841	7,401
Property, plant and equipment, net	830	839
Investments	142	144
Deferred income taxes	2,530	2,416
Goodwill	1,502	1,510
Other assets	315	369
Total assets	$12,160	$12,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	597	705
Accrued liabilities	2,193	2,626
Total current liabilities	2,794	3,335
Long-term debt	2,452	1,859
Other liabilities	4,095	4,195
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 6/29/13—267.4; 12/31/12—277.3
Outstanding shares: 6/29/13—265.9; 12/31/12—276.1
Additional paid-in capital	4,162	4,937
Retained earnings	1,935	1,625
Accumulated other comprehensive loss	(3,309)	(3,300)
Total Motorola Solutions, Inc. stockholders’ equity	2,791	3,265
Noncontrolling interests	28	25
Total stockholders’ equity	2,819	3,290
Total liabilities and stockholders’ equity	$12,160	$12,679
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Noncontrolling Interests
Balance at December 31, 2012	277.3	$4,940	$(3,300)	$1,625	$25
Net earnings				450	4
Net unrealized loss on securities, net of tax of $0			(1)
Foreign currency translation adjustments, net of tax of $(6)			(42)
Amortization of retirement benefit adjustments, net of tax of $19			35
Issuance of common stock and stock options exercised	5.5	38
Share repurchase program	(15.4)	(907)
Excess tax benefit from share-based compensation		18
Share-based compensation expense		79
Net loss on derivative hedging instruments, net of tax of $0			(1)
Acquisition of noncontrolling interest		(3)			(1)
Dividends declared				(140)
Balance at June 29, 2013	267.4	$4,165	$(3,309)	$1,935	$28
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	June 29, 2013	June 30, 2012
Operating
Net earnings attributable to Motorola Solutions, Inc.	$450	$339
Earnings attributable to noncontrolling interests	4	—
Net earnings	454	339
Earnings from discontinued operations, net of tax	—	3
Earnings from continuing operations	454	336
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	109	106
Non-cash other income	(5)	(1)
Share-based compensation expense	79	95
Gains on sales of investments and businesses, net	(7)	(20)
Loss from the extinguishment of long-term debt	—	6
Deferred income taxes	(154)	93
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	132	262
Inventories	11	(8)
Other current assets	—	(77)
Accounts payable and accrued liabilities	(575)	(383)
Other assets and liabilities	7	(87)
Net cash provided by operating activities from continuing operations	51	322
Investing
Acquisitions and investments, net	(15)	68
Proceeds from (used for) sales of investments and businesses, net	21	(67)
Capital expenditures	(89)	(101)
Proceeds from sales of property, plant and equipment	15	9
Proceeds from sales of Sigma Fund and short term investments, net	376	1,277
Net cash provided by investing activities from continuing operations	308	1,186
Financing
Repayment of debt	(2)	(411)
Net proceeds from issuance of debt	593	747
Contribution to Motorola Mobility	—	(73)
Issuance of common stock	100	63
Purchase of common stock	(907)	(1,804)
Excess tax benefits from share-based compensation	18	17
Payments of dividends	(143)	(134)
Distribution to discontinued operations	—	(11)
Net cash used for financing activities from continuing operations	(341)	(1,606)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	2
Net cash provided by financing activities from discontinued operations	—	11
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(13)
Net cash provided by (used for) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(29)	(11)
Net decrease in cash and cash equivalents	(11)	(109)
Cash and cash equivalents, beginning of period	1,468	1,881
Cash and cash equivalents, end of period	$1,457	$1,772
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$58	$54
Income and withholding taxes, net of refunds	68	91
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of June 29, 2013 and for the three and six months ended June 29, 2013 and June 30, 2012, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company's statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

2.	Discontinued Operations
On January 1, 2012, the Company completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. The results of certain purchase price adjustments for previous divestitures that were recorded during the periods presented have also been reported as discontinued operations.

During the three and six months ended June 29, 2013 the Company had no activity in the condensed consolidated statements of operations for discontinued operations. The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three and six months ended June 30, 2012.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net sales	$—	$—
Operating earnings	10	11
Loss on sales of investments and businesses, net	—	(7)
Earnings before income taxes	10	8
Income tax expense	5	5
Earnings from discontinued operations, net of tax	5	3

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Other charges:
Amortization of intangible assets	$6	$6	$12	$12
Reorganization of business charges	19	11	30	20
	$25	$17	$42	$32
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest income (expense), net:
Interest expense	$(38)	$(25)	$(68)	$(50)
Interest income	6	9	11	20
	$(32)	$(16)	$(57)	$(30)
Other:
Loss from the extinguishment of long-term debt	$—	$(6)	$—	$(6)
Investment impairments	(4)	—	(4)	(2)
Foreign currency loss	(8)	(21)	(4)	(11)
Other	2	2	5	3
	$(10)	$(25)	$(3)	$(16)

Earnings Per Common Share
The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Three Months Ended	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic earnings per common share:
Earnings	$258	$177	$258	$182
Weighted average common shares outstanding	269.5	290.6	269.5	290.6
Per share amount	$0.96	$0.61	$0.96	$0.63
Diluted earnings per common share:
Earnings	$258	$177	$258	$182
Weighted average common shares outstanding	269.5	290.6	269.5	290.6
Add effect of dilutive securities:
Share-based awards	5.2	5.5	5.2	5.5
Diluted weighted average common shares outstanding	274.7	296.1	274.7	296.1
Per share amount	$0.94	$0.60	$0.94	$0.61

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Six Months Ended	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic earnings per common share:
Earnings	$450	$336	$450	$339
Weighted average common shares outstanding	271.9	302.1	271.9	302.1
Per share amount	$1.66	$1.11	$1.66	$1.12
Diluted earnings per common share:
Earnings	$450	$336	$450	$339
Weighted average common shares outstanding	271.9	302.1	271.9	302.1
Add effect of dilutive securities:
Share-based awards	5.8	6.0	5.8	6.0
Diluted weighted average common shares outstanding	277.7	308.1	277.7	308.1
Per share amount	$1.62	$1.09	$1.62	$1.10
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended June 29, 2013, the assumed exercise of 4.3 million and 4.4 million stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended June 30, 2012, the assumed exercise of 6.2 million and 6.0 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.5 billion at both June 29, 2013 and December 31, 2012. Of these amounts, $63 million at both June 29, 2013 and December 31, 2012 was restricted.
Sigma Fund
The Sigma Fund consists of the following:

	June 29, 2013	December 31, 2012
Cash	$46	$149
Securities:
U.S. government, agency, and government-sponsored enterprise obligations	1,710	1,984
	$1,756	$2,133
Investments
Investments consist of the following:

	Recorded Value		Less
June 29, 2013	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$18	$—	$(1)	$19
Corporate bonds	3	6	—	—	9
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	9	3	—	6
	3	35	3	(1)	36
Other securities, at cost	—	96	—	—	96
Equity method investments	—	11	—	—	11
	$3	$142	$3	$(1)	$143

	Recorded Value		Less
December 31, 2012	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$15	$—	$—	$15
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	10	3	—	7
	2	38	3	—	37
Other securities, at cost	—	93	—	—	93
Equity method investments	—	13	—	—	13
	$2	$144	$3	$—	$143

Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 29, 2013	December 31, 2012
Accounts receivable	$1,762	$1,932
Less allowance for doubtful accounts	(55)	(51)
	$1,707	$1,881
Inventories, Net
Inventories, net, consist of the following:

	June 29, 2013	December 31, 2012
Finished goods	$231	$244
Work-in-process and production materials	436	432
	667	676
Less inventory reserves	(169)	(163)
	$498	$513
Other Current Assets
Other current assets consist of the following:

	June 29, 2013	December 31, 2012
Costs and earnings in excess of billings	$424	$416
Contract-related deferred costs	115	141
Tax-related deposits and refunds receivable	103	95
Other	137	148
	$779	$800
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	June 29, 2013	December 31, 2012
Land	$36	$38
Building	736	739
Machinery and equipment	1,894	1,932
	2,666	2,709
Less accumulated depreciation	(1,836)	(1,870)
	$830	$839
Depreciation expense for the three months ended June 29, 2013 and June 30, 2012 was $51 million and $48 million, respectively. Depreciation expense for the six months ended June 29, 2013 and June 30, 2012 was $96 million and $94 million, respectively.

Other Assets
Other assets consist of the following:

	June 29, 2013	December 31, 2012
Intangible assets	$96	$109
Long-term receivables	22	60
Other	197	200
	$315	$369
Accrued Liabilities
Accrued liabilities consist of the following:

	June 29, 2013	December 31, 2012
Deferred revenue	$766	$820
Billings in excess of costs and earnings	242	387
Compensation	296	424
Tax liabilities	123	95
Customer reserves	120	144
Dividend payable	71	72
Other	575	684
	$2,193	$2,626
Other Liabilities
Other liabilities consist of the following:

	June 29, 2013	December 31, 2012
Defined benefit plans, including split dollar life insurance policies	$3,334	$3,389
Postretirement health care benefit plan	167	167
Deferred revenue	296	304
Unrecognized tax benefits	95	98
Other	203	237
	$4,095	$4,195
Stockholders’ Equity
Share Repurchase Program: The Company paid an aggregate of $550 million during the second quarter of 2013, including transactions costs, to repurchase 9.5 million shares at an average price of $57.80 per share. The Company paid an aggregate of $907 million during the first half of 2013, including transactions costs, to repurchase 15.4 million shares at an average price of $58.75 per share. During the first half of 2012, the Company paid an aggregate of $1.8 billion, including transaction costs, to repurchase 37.1 million shares at an average price of $48.69 per share. All repurchased shares have been retired.
As of June 29, 2013, the Company had used approximately $4.5 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $545 million of authority available for future repurchases. On July 24, 2013, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $7.0 billion.
Payment of Dividends: During the three months ended June 29, 2013 and June 30, 2012, the Company paid $71 million and $64 million, respectively, in cash dividends to holders of its common stock. During the six months ended June 29, 2013 and June 30, 2012, the Company paid $143 million and $134 million, respectively, in cash dividends to holders of its common stock. On July 24, 2013, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.26 per share to $0.31 per share of common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2013 to June 29, 2013:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2012:	$1	$2	$(3,211)	$(92)	$(3,300)
Other comprehensive loss before reclassifications	—	—	—	(37)	(37)
Amounts reclassified from accumulated other comprehensive loss	$(1)	$—	$19	$—	$18
Net current-period other comprehensive income (loss)	(1)	—	19	(37)	(19)
Balance at March 30, 2013	$—	$2	$(3,192)	$(129)	$(3,319)
Other comprehensive losses before reclassifications	—	(1)	—	(5)	(6)
Amounts reclassified from accumulated other comprehensive loss	$—	$—	$16	$—	$16
Net current-period other comprehensive income (loss)	—	(1)	16	(5)	10
Balance at June 29, 2013	$—	$1	$(3,176)	$(134)	$(3,309)

Amounts reclassified from Accumulated other comprehensive loss during the three months ended June 29, 2013:

Three months ended June 29, 2013	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Operations
Amortization of retirement benefit items:
Prior service costs	$(14)	Selling, general, and administrative expenses
Unrecognized net losses	40	Selling, general, and administrative expenses
	26	Total before tax
	(10)	Tax benefit
Total reclassifications for the period, net of tax	$16

Amounts reclassified from Accumulated other comprehensive loss during the six months ended June 29, 2013:

Six months ended June 29, 2013	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Operations
Gain on cash flow hedges:
Foreign exchange contracts	$(1)	Cost of sales
	(1)	Total before tax
	—	Tax expense
	$(1)	Net of tax
Amortization of retirement benefit items:
Prior service costs	$(25)	Selling, general, and administrative expenses
Unrecognized net losses	79	Selling, general, and administrative expenses
	54	Total before tax
	(19)	Tax benefit
	35	Net of tax
Total reclassifications for the period, net of tax	$34

4.	Debt and Credit Facilities
During the first quarter of 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due 2023, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds from issuance of this debt of $588 million.
In May 2012 , the Company issued an aggregate face principle amount of $750 million of 3.750% Senior Notes due May 15, 2022 (the “2022 Senior Notes”), which after debt issuance and debt discounts, the Company recognized net proceeds of $740 million from the issuance of this debt.  Also in May 2012, the Company called for the redemption of the $400 million aggregate principle amount outstanding of its 5.375% Senior Notes due November 2012 (the “2012 Senior Notes”).  All of the 2012 Senior Notes were redeemed in June 2012 for an aggregate purchase price of approximately $408 million.  After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $6 million related to this redemption within Other income (expense) in the condensed consolidated statements of operations.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
As of June 29, 2013, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 29, 2013. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during the three and six months ended June 29, 2013.

5.	Risk Management
Foreign Currency Risk
At June 29, 2013, the Company had outstanding foreign exchange contracts with notional amounts totaling $667 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 29, 2013, and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	June 29, 2013	December 31, 2012
British Pound	$231	$225
Chinese Renminbi	(141)	(99)
Norwegian Krone	(75)	(48)
Brazilian Real	(75)	3
Israeli Shekel	(43)	(35)
Interest Rate Risk
At June 29, 2013, the Company had $2.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $3 million and $4 million, at June 29, 2013 and December 31, 2012, respectively.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 29, 2013, all of the counterparties have investment grade credit ratings. The Company is not exposed to material net credit risk with any single counterparty. As of June 29, 2013, the Company was exposed to an aggregate net credit risk of approximately $2 million with all counterparties.
The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at June 29, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Assets		Liabilities
June 29, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$4	Other assets	$5	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	$4		$8

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	Other assets	3	Other liabilities
Interest agreements	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	2		7
Total derivatives	$3		$7
The following tables summarize the effect of derivative instruments in the Company's condensed consolidated statements of operations for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Statement of Operations Location
Gain on Derivative Instruments	June 29, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$—	Other income (expense)
Foreign exchange contracts	8	1	Other income (expense)
Total derivatives not designated as hedging instruments	$9	$1

	Six Months Ended		Statement of Operations Location
Gain (loss) on Derivative Instruments	June 29, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$—	Other income (expense)
Foreign exchange contracts	(9)	(3)	Other income (expense)
Total derivatives not designated as hedging instruments	$(8)	$(3)
The following tables summarize the gains and losses recognized in the condensed consolidated financial statements for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 29, 2013	June 30, 2012
Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive loss	$—	$(2)	Accumulated other comprehensive loss

	Six Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 29, 2013	June 30, 2012
Derivatives in cash flow hedging relationships:
Gain recognized in Accumulated other comprehensive loss	$—	$1	Accumulated other comprehensive loss
Gain (loss) reclassified from Accumulated other comprehensive loss into Net earnings	1	(1)	Costs of sales

6.	Income Taxes
At June 29, 2013 and December 31, 2012, the Company had valuation allowances of $293 million and $308 million, respectively, including $266 million and $272 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company believes the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign income tax applicable to the earnings. During the first quarter of 2013, the Company reassessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries' earnings are permanently invested overseas. The Company intends to utilize the offshore earnings to fund foreign investments, such as potential acquisitions and capital expenditures. During the first quarter of 2013, the Company recorded a net tax benefit of $25 million related to reversals of deferred tax liabilities for undistributed foreign earnings, primarily due to the change in permanent reinvestment assertion. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been accrued, aggregate to $1.3 billion and $1.0 billion at June 29, 2013 and December 31, 2012, respectively.
During 2012, the Company began to reorganize certain of its non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments, such as potential acquisitions and capital expenditures. In the second quarter of 2013, the recently implemented foreign holding company structure provided the ability to realize excess foreign tax credits associated with undistributed foreign earnings, which favorably impacted the effective tax rate in the second quarter of 2013 by $128 million of tax benefit and will continue to favorably impact the annual effective tax rate for the remainder of 2013.
The Company had unrecognized tax benefits of $147 million and $161 million at June 29, 2013 and December 31, 2012, respectively, of which $123 million and $138 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the six months ended June 29, 2013, the Company reduced its unrecognized tax benefits for settlements with tax authorities in the amount of $17 million, all of which resulted in a reduction to tax carryforwards and prepaid tax assets.
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

7.	Retirement and Other Employee Benefits
Pension Benefit Plans
The net periodic pension costs for the U.S. and Non-U.S. plans were as follows:

	June 29, 2013		June 30, 2012
Three Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$3	$—	$3
Interest cost	88	16	87	18
Expected return on plan assets	(90)	(18)	(105)	(19)
Amortization of:
Unrecognized net loss	33	3	62	6
Unrecognized prior service cost	—	(2)	—	(1)
Net periodic pension costs	$31	$2	$44	$7

	June 29, 2013		June 30, 2012
Six Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$6	$—	$6
Interest cost	176	33	175	36
Expected return on plan assets	(182)	(37)	(211)	(38)
Amortization of:
Unrecognized net loss	66	6	130	11
Unrecognized prior service cost	—	(4)	—	(2)
Net periodic pension costs	$60	$4	$94	$13
During the six months ended June 29, 2013, contributions of $50 million were made to the Company’s U.S. plans, and $17 million to the Company’s Non-U.S. plans.
Postretirement Health Care Benefits Plan
Net postretirement health care expenses (benefits) consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$—	$1	$1	$2
Interest cost	3	5	6	10
Expected return on plan assets	(3)	(3)	(5)	(6)
Amortization of:
Unrecognized net loss	3	3	7	6
Unrecognized prior service cost	(11)	—	(22)	—
Net postretirement health care expense (benefits)	$(8)	$6	$(13)	$12
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
The Company made no contributions to its postretirement health care fund during the six months ended June 29, 2013.
Defined Contribution Plans
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees' contributions. For the three and six months ended June 29, 2013 and the June 30, 2012, the Company did not make any discretionary matching contributions.
Deferred Compensation Plan
On June 5, 2013, the Company reinstated a deferred compensation plan (“the Plan”) effective June 1, 2013.  Under the Plan, participating executives may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations.  Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the Company's 401(k) plan, other than the Company stock fund.  The Plan also allows for Company matching contributions (i) with respect to the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for board officers, (ii) to restore lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) in such discretionary amounts, as approved by the Compensation Committee of the Board of Directors.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Share-based compensation expense included in:
Costs of sales	$4	$7	$10	$13
Selling, general and administrative expenses	21	31	49	57
Research and development expenditures	9	14	20	25
Share-based compensation expense included in Operating earnings	34	52	79	95
Tax benefit	10	21	24	34
Share-based compensation expense, net of tax	$24	$31	$55	$61
Decrease in basic earnings per share	$(0.09)	$(0.11)	$(0.20)	$(0.20)
Decrease in diluted earnings per share	$(0.09)	$(0.10)	$(0.20)	$(0.20)
For the three months ended June 29, 2013, the Company granted 1.3 million and 1.4 million RSUs and stock options, respectively. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $63 million and $13 million, respectively, which will be recognized over a weighted average vesting period of three years. For the six months ended June 29, 2013, the Company granted 1.4 million RSUs and 1.5 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $68 million and $14 million, respectively, which will be recognized over a weighted average vesting period of three years.
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
The Company holds certain fixed income securities, equity securities and derivatives, which are recognized and disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about current market conditions. The fair value hierarchy and related valuation methodologies are as follows:
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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 29, 2013 and December 31, 2012 were as follows:

June 29, 2013	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$1,710	$1,710
Foreign exchange derivative contracts	—	4	4
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	18	18
Corporate bonds	—	6	6
Mortgage-backed securities	—	2	2
Common stock and equivalents	2	7	9
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest agreement derivative contracts	—	3	3

December 31, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$1,984	$1,984
Foreign exchange derivative contracts	—	3	3
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	11	11
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	7	10
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3
Interest agreement derivative contracts	—	4	4
The Company had no Level 3 holdings as of June 29, 2013 or December 31, 2012.
At June 29, 2013, the Company had $379 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $422 million at December 31, 2012. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at June 29, 2013 was $2.5 billion (Level 2), consistent with the instruments' face value of $2.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	June 29, 2013	December 31, 2012
Long-term customer financing receivables	$63	$101
Less current portion	(41)	(41)
Non-current long-term receivables, net	$22	$60
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $91 million at June 29, 2013, compared to $84 million at December 31, 2012.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cumulative quarterly proceeds received from sales:
Accounts receivable sales proceeds	$2	$2	$3	$7
Long-term receivable sales proceeds	24	62	52	129
Total proceeds from sales of accounts receivable	$26	$64	$55	$136
At June 29, 2013, the Company had retained servicing obligations for $390 million of long-term receivables, compared to $375 million of long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at June 29, 2013 and December 31, 2012 is as follows:

June 29, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$2	$—	$—	$—
Commercial loans and leases secured	61	12	2	7
Total gross long-term receivables, including current portion	$63	$12	$2	$7

December 31, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$23	$—	$—	$—
Commercial loans and leases secured	78	1	2	4
Total gross long-term receivables, including current portion	$101	$1	$2	$4

The Company had a total of $7 million of financing receivables past due over 90 days as of June 29, 2013 in relation to two loans. The Company has not accrued interest on these loans during the three and six months ended June 29, 2013.

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
Also, pursuant to the Master Separation and Distribution Agreement and certain other agreements entered into in connection with the separating of Motorola Mobility Holdings, Inc. ("Motorola Mobility"), Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

12.	Segment Information
The following table summarizes the Net sales by segment:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Government	$1,451	$1,459	$2,797	$2,760
Enterprise	656	689	1,283	1,344
	$2,107	$2,148	$4,080	$4,104

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Government	$215	$197	$395	$347
Enterprise	51	81	87	163
Operating earnings	266	278	482	510
Total other expense	(42)	(38)	(53)	(26)
Earnings from continuing operations before income taxes	$224	$240	$429	$484

13.	Reorganization of Businesses
2013 Charges
During the three months ended June 29, 2013, the Company recorded net reorganization of business charges of $28 million, including $19 million of charges in Other charges, and $9 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $28 million were charges of $30 million for employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
During the six months ended June 29, 2013, the Company recorded net reorganization of business charges of $39 million including $30 million of charges in Other charges, and $9 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $39 million were charges of $46 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

June 29, 2013	Three Months Ended	Six Months Ended
Government	$18	$25
Enterprise	10	14
	$28	$39
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs from January 1, 2013 to June 29, 2013:

	Accruals at January 1, 2013	Additional Charges	Adjustments	Amount Used	Accruals at June 29, 2013
Exit costs	$4	$—	$—	$(1)	$3
Employee separation costs	31	46	(7)	(31)	39
	$35	$46	$(7)	$(32)	$42
Exit Costs
At January 1, 2013, the Company had an accrual of $4 million for exit costs attributable to lease terminations. During the six months ended June 29, 2013, there were $1 million of additional cash payments related to the exit of leased facilities. The remaining accrual of $3 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 29, 2013, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2013, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2012 and (ii) approximately 400 employees who began receiving payments in 2013. The 2013 additional charges of $46 million represent severance costs for approximately 700 additional employees, of which 300 were indirect employees and 400 were direct employees. The adjustment of $7 million reflects reversals of accruals no longer needed. The $31 million used reflects cash payments. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 29, 2013, is expected to be paid, generally, within one year to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2012 Charges
During the three months ended June 30, 2012, the Company recorded net reorganization of business charges of $14 million, including $11 million of charges in Other charges, and $3 million of charges in Costs of sales in the Company's condensed consolidated statements of operations. The $14 million of charges all relate to employee separation costs.
During the six months ended June 30, 2012, the Company recorded net reorganization of business charges of $23 million, including $20 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $23 million were charges of $26 million related to the separation of approximately 400 indirect employees, and $1 million for building impairment charges, partially offset by $4 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

June 30, 2012	Three Months Ended	Six Months Ended
Government	$9	$16
Enterprise	5	7
	$14	$23

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 29, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$661	$636	$657	$632
Patents	276	276	276	276
Customer-related	198	134	201	125
Licensed technology	20	17	23	19
Other intangibles	95	91	94	90
	$1,250	$1,154	$1,251	$1,142
Amortization expense on intangible assets was $6 million for the three months ended June 29, 2013 and June 30, 2012. For the six months ended June 29, 2013 and June 30, 2012, amortization expense on intangible assets was $12 million. As of June 29, 2013, annual amortization expense is estimated to be $25 million in 2013, $23 million in 2014, $18 million in 2015, $16 million in 2016 and $10 million in 2017.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	June 29, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$55	$48	$53	$48
Enterprise	1,195	1,106	1,198	1,094
	$1,250	$1,154	$1,251	$1,142
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2013 to June 29, 2013:

	Government	Enterprise	Total
Balances as of January 1, 2013:
Aggregate goodwill	$349	$2,725	$3,074
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,161	$1,510
Purchase accounting tax adjustment	—	(4)	(4)
Foreign currency	—	(4)	(4)
Balance as of June 29, 2013:
Aggregate goodwill	$349	$2,717	$3,066
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,153	$1,502

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended June 29, 2013 and June 30, 2012, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2012.
Executive Overview
We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our communications-focused products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership, with sales in more than 100 countries, 22,000 employees worldwide, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
We report financial results for two segments:
Government: Our Government segment includes sales of public safety mission-critical communications systems, commercial two-way radio systems and devices, software and services. In the second quarter of 2013, the segment’s net sales were $1.5 billion, representing 69% of our consolidated net sales.
Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and services. In the second quarter of 2013, the segment’s net sales were $656 million, representing 31% of our consolidated net sales.
Change in Presentation
As of January 1, 2013, we restructured our regions operationally to improve our delivery of products and services, by aligning the Middle East go-to-market team with Asia Pacific. Accordingly, we now report net sales for the following four geographic regions: North America; Latin America; Europe and Africa ("EA"); and Asia Pacific and Middle East ("APME"). We have updated all periods presented to reflect this change in presentation.

Second Quarter Summary

•	Net sales decreased by $41 million, or 2%, to $2.1 billion in the second quarter of 2013, compared to net sales of $2.1 billion in the second quarter of 2012.

•	We generated operating earnings of $266 million, or 12.6% of net sales, in the second quarter of 2013, compared to $278 million, or 12.9% of net sales, in the second quarter of 2012.

•
We had earnings from continuing operations, net of tax, of $258 million, or $0.94 per diluted common share, in the second quarter of 2013, compared to earnings from continuing operations, net of tax, of $177 million, or $0.60 per diluted common share, in the second quarter of 2012.

•	We generated net cash from operating activities of $51 million during the first half of 2013, compared to $322 million in the first half of 2012.

•	We returned $1.1 billion in capital to shareholders through share repurchases and dividends during the first half of 2013.
Highlights for each of our segments are as follows:

•
Government: Net sales were $1.5 billion in the second quarter of 2013, a decrease of $8 million, or 1%, compared to net sales of $1.5 billion during the second quarter of 2012. On a geographic basis, net sales decreased in Latin America and APME, and increased in North America and EA compared to the year-ago quarter.

•
Enterprise: Net sales were $656 million in the second quarter of 2013, a decrease of $33 million, or 5%, compared to net sales of $689 million in the second quarter of 2012. On a geographic basis, net sales declined in North America and Latin America, and increased in EA and APME compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 29, 2013	% of Sales**	June 30, 2012	% of Sales**	June 29, 2013	% of Sales**	June 30, 2012	% of Sales**
Net sales from products	$1,479		$1,563		$2,860		$3,007
Net sales from services	628		585		1,220		1,097
Net sales	2,107		2,148		4,080		4,104
Costs of product sales	695	47.0%	712	45.6%	1,346	47.1%	1,370	45.6%
Costs of service sales	383	61.0%	376	64.3%	750	61.5%	701	63.9%
Costs of sales	1,078		1,088		2,096		2,071
Gross margin	1,029	48.8%	1,060	49.3%	1,984	48.6%	2,033	49.5%
Selling, general and administrative expenses	470	22.3%	496	23.1%	930	22.8%	968	23.6%
Research and development expenditures	268	12.7%	269	12.5%	530	13.0%	523	12.7%
Other charges	25	1.2%	17	0.8%	42	1.0%	32	0.8%
Operating earnings	266	12.6%	278	12.9%	482	11.8%	510	12.4%
Other income (expense):
Interest expense, net	(32)	(1.5)%	(16)	(0.7)%	(57)	(1.4)%	(30)	(0.7)%
0 on sales of investments and businesses, net	—	—%	3	0.1%	7	0.2%	20	0.5%
Other	(10)	(0.5)%	(25)	(1.2)%	(3)	(0.1)%	(16)	(0.4)%
Total other income (expense)	(42)	(2.0)%	(38)	(1.8)%	(53)	(1.3)%	(26)	(0.6)%
Earnings from continuing operations before income taxes	224	10.6%	240	11.2%	429	10.5%	484	11.8%
Income tax expense (benefit)	(38)	(1.8)%	63	2.9%	(25)	(0.6)%	148	3.6%
Net Earnings	262	12.4%	177	8.2%	454	11.1%	336	8.2%
Less: Earnings attributable to noncontrolling interests	4	0.2%	—	—%	4	0.1%	—	—%
Earnings from continuing operations*	258	12.2%	177	8.2%	450	11.0%	336	8.2%
Earnings from discontinued operations, net of tax	—	—%	5	0.2%	—	—%	3	0.1%
Net earnings*	$258	12.2%	$182	8.5%	$450	11.0%	$339	8.3%
Earnings per diluted common share:
Continuing operations	$0.94		$0.60		$1.62		$1.09
Discontinued operations	—		0.01		—		0.01
	$0.94		$0.61		$1.62		$1.10
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended June 29, 2013 compared to three months ended June 30, 2012
Net Sales
Net sales were $2.1 billion in the second quarter of 2013, down $41 million, or 2%, compared to net sales of $2.1 billion in the second quarter of 2012. The decrease in net sales reflects a $33 million, or 5%, decrease in net sales in the Enterprise segment driven by declines in North America and Latin America, and an $8 million, or 1%, decrease in net sales in the Government segment driven by declines in Latin America and APME.
Gross Margin
Gross margin was $1.0 billion, or 48.8% of net sales, in the second quarter of 2013, compared to $1.1 billion, or 49.3% of net sales, in the second quarter of 2012. The decrease in gross margin percentage is driven primarily from the Enterprise segment related to: (i) lower sales in the iDEN product group, which typically has higher margins, (ii) lower gross margin percentages in our mobile computing product group, driven by the acquisition of Psion, which has a slightly lower margin profile, and (iii) an unfavorable product and service mix.  Gross margin percentage in the Government segment was slightly higher in the second quarter of 2013, as compared to the second quarter of 2012, driven by a favorable product mix.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 5% to $470 million, or 22.3% of net sales, in the second quarter of 2013, compared to $496 million, or 23.1% of net sales, in the second quarter of 2012. The decrease is primarily driven by a decrease in pension expense, partially offset by SG&A expenses relating to the Psion acquisition that closed in the fourth quarter of 2012.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased slightly to $268 million, or 12.7% of net sales, in the second quarter of 2013, from $269 million, or 12.5% of net sales, in the second quarter of 2012. The slight decrease in R&D expenditures is primarily due to reduced iDEN expenses within the Enterprise segment, partially offset by increased R&D related to the Psion acquisition.
Other Charges
We recorded net charges of $25 million in Other charges in the second quarter of 2013, compared to net charges of $17 million in the second quarter of 2012. The net charges in the second quarter of 2013 included: (i) $19 million of net reorganization of business charges and (ii) $6 million of charges relating to the amortization of intangibles. The net charges in the second quarter of 2012 included: (i) $11 million of net reorganization of business charges and (ii) $6 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $32 million in the second quarter of 2013, compared to net interest expense of $16 million in the second quarter of 2012. Net interest expense in the second quarter of 2013 included interest expense of $38 million, partially offset by interest income of $6 million. Net interest expense in the second quarter of 2012 included interest expense of $25 million, partially offset by interest income of $9 million. The increase in net interest expense in the second quarter of 2013 is primarily attributable to: (i) higher interest expense driven by an increase of average debt outstanding and (ii) a decrease in interest income due to lower average cash and cash equivalents during the second quarter of 2013 compared to the second quarter of 2012.
Net Gains on Sales of Investments and Businesses
We had no sales of investments and businesses in the second quarter of 2013, as compared to $3 million in the second quarter of 2012. In the second quarter of 2012, the net gains were primarily related to sales of certain equity investments.
Other
Net Other expense was $10 million in the second quarter of 2013, compared to net Other expense of $25 million in the second quarter of 2012. The net Other expense in the second quarter of 2013 was primarily comprised of: (i) an $8 million loss on foreign currency and (ii) an investment impairment of $4 million. The net Other expense in the second quarter of 2012 was primarily comprised of: (i) a $21 million loss on foreign currency and (ii) a $6 million loss from the extinguishment of debt.
Effective Tax Rate
We recorded $38 million of net tax benefits in the second quarter of 2013, resulting in a negative effective tax rate, compared to $63 million of net tax expense in the second quarter of 2012, resulting in an effective tax rate of 26%. Our effective tax rate in the second quarter of 2013 was favorably impacted by $118 million of net tax benefits largely associated with excess foreign tax credits on undistributed foreign earnings.

The tax benefit for excess foreign tax credits relates to undistributed foreign earnings of certain non-U.S. subsidiaries reorganized under our recently implemented holding company structure, which allowed these tax credits to be realized, and represents the year-to-date amount of the full year tax benefit.  The tax benefit related to the excess foreign tax credits is recognized in our annual effective tax rate and will favorably impact our effective tax rate for the remainder of 2013.
Our effective tax rate in the second quarter of 2012 was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that then indicated the extent to which certain tax positions were more-likely-than-not of being sustained.
Earnings from Continuing Operations
After taxes, we had net earnings from continuing operations of $258 million, or $0.94 per diluted share, in the second quarter of 2013, compared to net earnings from continuing operations of $177 million, or $0.60 per diluted share, in the second quarter of 2012.
The increase in net earnings from continuing operations in the second quarter of 2013, as compared to the second quarter of 2012, was primarily driven by: (i) a lower effective tax rate and (ii) decreased pension expense, partially offset by: (i) a $31 million decrease in gross margin primarily due to sales declines, (ii) an unfavorable product and service mix in our Enterprise segment, and (iii) a $16 million increase in net interest expense. The increase in earnings per diluted share was driven by higher net earnings and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In the second quarter of 2013, we had no after-tax earnings from discontinued operations, compared to $5 million earnings from discontinued operations, or $0.01 per diluted share, in the second quarter of 2012. The earnings from discontinued operations in the second quarter of 2012 were primarily driven by a purchase price adjustment of a previously disposed business.
Results of Operations—Six months ended June 29, 2013 compared to six months ended June 30, 2012
Net Sales
Net sales were $4.1 billion in the first half of 2013, down $24 million, or 1%, compared to net sales of $4.1 billion in the first half of 2012. The decrease in net sales reflects a $61 million, or 5%, decrease in net sales in the Enterprise segment driven by declines in North America and Latin America, partially offset by a $37 million, or 1%, increase in net sales in the Government segment driven by growth in all regions with the exception of APME.
Gross Margin
Gross margin was $2.0 billion, or 48.6% of net sales, in the first half of 2013, compared to $2.0 billion, or 49.5% of net sales, in the first half of 2012. The decrease in gross margin percentage is driven primarily from the Enterprise segment related to: (i) lower sales in the iDEN product group, which typically have higher margins, (ii) lower gross margin percentages in our mobile computing product group, driven by the acquisition of Psion, which has a slightly lower margin profile, and (iii) an unfavorable product and service mix.  Gross margin percentage in the Government segment was higher in the first half of 2013, as compared to the first half of 2012, driven by a favorable product mix.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 4% to $930 million, or 22.8% of net sales, in the first half of 2013, compared to $968 million, or 23.6% of net sales, in the first half of 2012. The decrease was primarily driven by a decrease in pension expense, partially offset by SG&A expenses relating to the Psion acquisition.
Research and Development Expenditures
Research and development (“R&D”) expenditures increased 1% to $530 million, or 13.0% of net sales, in the first half of 2013, compared to $523 million, or 12.7% of net sales, in the first half of 2012. The increase in R&D expenditures is primarily due to the Psion acquisition.
Other Charges
We recorded net charges of $42 million in Other charges in the first half of 2013, compared to net charges of $32 million in the first half of 2012. The net charges in the first half of 2013 included: (i) $30 million of net reorganization of business charges and (ii) $12 million of charges relating to the amortization of intangibles. The net charges in the first half of 2012 included: (i) $20 million of net reorganization of business charges and (ii) $12 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $57 million in the first half of 2013, compared to net interest expense of $30 million in the first half of 2012. Net interest expense in the first half of 2013 included interest expense of $68 million, partially offset by interest income of $11 million. Net interest expense in the first half of 2012 included interest expense of $50 million, partially offset by interest income of $20 million. The increase in net interest expense in the first half of 2013 is primarily attributable to: (i) higher interest expense driven by an increase of average debt outstanding and (ii) a decrease in interest income due to lower average cash and cash equivalents during the first half of 2013 compared to the first half of 2012.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $7 million in the first half of 2013, compared to $20 million in the first half of 2012. In both the first halves of 2013 and 2012, the net gains were primarily related to sales of our equity investments.
Other
Net Other expense was $3 million in the first half of 2013, compared to net Other expense of $16 million in the first half of 2012. The net Other expense in the first half of 2013 was primarily comprised of: (i) a $4 million loss on foreign currency and (ii) an investment impairment of $4 million, offset by $5 million of equity method investment earnings. The net Other expense in the first half of 2012 was primarily comprised of an $11 million loss on foreign currency and a $6 million loss from the extinguishment of debt.
Effective Tax Rate
We recorded $25 million of net tax benefits in the first half of 2013, resulting in a negative effective tax rate, compared to $148 million of net tax expense in the first half of 2012, resulting in an effective tax rate of 31%. Our effective tax rate in the first half of 2013 was impacted by: (i) $118 million of net tax benefits largely associated with excess foreign tax credits on undistributed foreign earnings, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to our assertion that certain earnings are now permanently reinvested, and (iii) a $12 million tax benefit for R&D tax credits.
The tax benefit for excess foreign tax credits relates to undistributed foreign earnings of certain non-U.S. subsidiaries reorganized under our recently implemented holding company structure, which allowed these tax credits to be realized, and represents the year-to-date amount of the full year tax benefit.  The tax benefit related to the excess foreign tax credits is recognized in our annual effective tax rate and will favorably impact our effective tax rate for the remainder of 2013.
Our effective tax rate in the first half of 2012 was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that then indicated the extent to which certain tax positions were more-likely-than-not of being sustained.
Earnings from Continuing Operations
After taxes, we had net earnings from continuing operations of $450 million, or $1.62 per diluted share, in the first half of 2013, compared to net earnings from continuing operations of $336 million, or $1.09 per diluted share, in the first half of 2012.
The increase in net earnings from continuing operations in the first half of 2013, as compared to the first half of 2012, was primarily driven by: (i) a lower effective tax rate and (ii) decreased pension expense, partially offset by: (i) a $49 million decrease in gross margin primarily due to sales declines and an unfavorable product and service mix in our Enterprise segment and (ii) a $27 million increase in net interest expense. The increase in earnings per diluted share was driven by higher net earnings and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In the first half of 2013, we had no after-tax earnings from discontinued operations, compared to $3 million of earnings from discontinued operations, or $0.01 per diluted share, in the first half of 2012. The earnings from discontinued operations in the first half of 2012 were primarily driven by a purchase price adjustment of a previously disposed business, offset by a loss related to the exit of the amateur, marine and airband business.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended June 29, 2013 and June 30, 2012 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.

Government Segment
For the second quarter of 2013, the segment’s net sales represented 69% of our consolidated net sales, compared to 68% of our consolidated net sales for the second quarter of 2012. For the first half of 2013, the segment’s net sales represented 69% of our consolidated net sales, compared to 67% of our consolidated net sales for the first half of 2012.

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Segment net sales	$1,451	$1,459	(1)%	$2,797	$2,760	1%
Operating earnings	215	197	9%	395	347	14%
Three months ended June 29, 2013 compared to three months ended June 30, 2012
The segment’s net sales decreased $8 million, or 1%, to $1.5 billion in the second quarter of 2013, as compared to $1.5 billion during the second quarter of 2012. The decrease in net sales in the Government segment reflects a decrease in data products, partially offset by an increase in sales of: (i) mission-critical radio products and (ii) integration services. On a geographic basis, net sales increased in North America and EA, and declined in Latin America and APME, compared to the year-ago quarter. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 66% of the segment’s sales in the second quarter of 2013 and 64% of the segment’s net sales in the second quarter of 2012.
The segment had operating earnings of $215 million in the second quarter of 2013, compared to $197 million in the second quarter of 2012. As a percentage of net sales in the second quarter of 2013 as compared to the second quarter of 2012, gross margin was 1% higher, SG&A expenditures decreased, and R&D expenditures were flat. The increase in operating earnings was primarily due to: (i) an increase in gross margin and (ii) a decrease in SG&A expenses, driven by a decrease in pension expense.
Six months ended June 29, 2013 compared to six months ended June 30, 2012
The segment’s net sales increased $37 million, or 1%, to $2.8 billion in the first half of 2013, as compared to $2.8 billion in the first half of 2012. The increase in net sales in the Government segment reflects an increase in sales of: (i) mission-critical radio products and (ii) integration services, partially offset by a decrease in: (i) professional and commercial radio and (ii) data products. On a geographic basis, net sales increased in North America, Latin America and EA, and declined in APME, compared to the first half of 2012. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 65% of the segment’s net sales in the first half of 2013 and 63% of the segment’s net sales in the first half of 2012.
The segment had operating earnings of $395 million in the first half of 2013, compared to $347 million in the first half of 2012. As a percentage of net sales in the first half of 2013 as compared to the first half of 2012, gross margin was 2% higher, SG&A expenditures decreased, and R&D expenditures increased. The increase in operating earnings was primarily due to: (i) an increase in gross margin and (ii) a decrease in SG&A expenses, driven by a decrease in pension expense.
Enterprise Segment
For the second quarter of 2013, the segment’s net sales represented 31% of our consolidated net sales, compared to 32% of our consolidated net sales for the second quarter of 2012. For the first half of 2013, the segment’s net sales represented 31% of our consolidated net sales, compared to 33% of our consolidated net sales for the first half of 2012.

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Segment net sales	$656	$689	(5)%	$1,283	$1,344	(5)%
Operating earnings	51	81	(37)%	87	163	(47)%
Three months ended June 29, 2013 compared to three months ended June 30, 2012
The segment’s net sales decreased $33 million, or 5%, to $656 million in the second quarter of 2013, as compared to $689 million in the second quarter of 2012. The 5% decrease in net sales in the Enterprise segment reflects a decrease in: (i) iDEN and (ii) data capture equipment sales. The decrease in net sales for the segment reflects a decline in North America and Latin America, offset by an increase in EA and APME, compared to the year-ago quarter. The decline in North America was driven by lower sales in the data capture and mobile computing product groups as a result of fewer large deals as customers have reduced information technology hardware spend, while the decline in Latin America was driven by a decline in iDEN. The increases in EA and APME were primarily driven by mobile computing sales, with EA net sales increasing due to the Psion acquisition. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 45% of the segment’s net sales in the second quarter of 2013 and 46% of the segment’s net sales in the second quarter of 2012.
The segment had operating earnings of $51 million in the second quarter of 2013, compared to $81 million in the second quarter of 2012. As a percentage of net sales in the second quarter of 2013 as compared to the second quarter of 2012, gross margin was 3% lower, SG&A expenditures decreased, and R&D expenditures were flat. The decrease in operating earnings was due to a decline in gross margin primarily attributable to the decline in iDEN sales, which typically have higher margins, and an unfavorable product and service mix. The decrease in SG&A expenses was driven by a decrease in pension expense.
Six months ended June 29, 2013 compared to six months ended June 30, 2012
The segment’s net sales decreased $61 million, or 5%, to $1.3 billion in the first half of 2013, as compared to net sales of $1.3 billion in the first half of 2012. The 5% decrease in net sales in the Enterprise segment reflects a decrease in sales of: (i) iDEN, (ii) data capture, and (iii) WLAN equipment as a result of fewer large deals as customers have reduced information technology hardware spend, partially offset by an increase in mobile computing sales due to the Psion acquisition. The decrease in net sales for the segment reflects a decline in North America and Latin America, offset by an increase in EA and APME, compared to the first half of 2012. The decline in North America was driven by lower sales in the data capture, mobile computing, and WLAN product groups, while the decline in Latin America was driven by a decline in iDEN. The increases in EA and APME were primarily driven by mobile computing sales, with EA net sales increasing due to the Psion acquisition. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 45% of the segment’s net sales in the first half of 2013 and 48% of the segment’s net sales in the first half of 2012.
The segment had operating earnings of $87 million in the first half of 2013, compared to operating earnings of $163 million in the first half of 2012. As a percentage of net sales in the first half of 2013 as compared to the first half of 2012, gross margin was 4% lower, SG&A expenditures decreased, and R&D expenditures increased slightly. The decrease in operating earnings was due to: (i) a decline in gross margin primarily attributable to the decline in iDEN sales, which typically have higher margins and (ii) an unfavorable product and service mix. The decrease in SG&A expenses was driven by a decrease in pension expense, and the increase in R&D expenditures was primarily due to the Psion acquisition.

Reorganization of Businesses
During the first half of 2013, we implemented various productivity improvement plans aimed at achieving long term, sustainable profitability by driving efficiencies and reducing operating costs. During the second quarter of 2013, we recorded net reorganization of business charges of $28 million related to the separation of approximately 500 employees, of which 200 were indirect employees and 300 were direct employees.  Of the $28 million, $19 million of charges were recorded within Other charges and $9 million of charges in Cost of sales in our condensed consolidated statements of operations. The $28 million of charges are made up of $30 million for employee separation costs, offset by $2 million of reversals for accruals no longer needed.
During the six months ended June 29, 2013, we recorded net reorganization of business charges of $39 million related to the separation of approximately 700 employees, of which 300 were indirect employees and 400 were direct employees.  The $39 million recorded for net reorganization of business charges included $30 million of charges in Other charges and $9 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $39 million are charges of $46 million for employee separation costs, offset by $7 million of reversals for accruals no longer needed.
During the three months ended June 30, 2012, we recorded net reorganization of business charges of $14 million related to the separation of approximately 200 primarily indirect employees.  Included in the aggregate $14 million of charges were $11 million of charges in Other charges and $3 million of charges in Costs of sales in our condensed consolidated statements of operations.
During the six months ended June 30, 2012, we recorded net reorganization of business charges of $23 million, including $20 million of charges in Other charges and $3 million of charges in Costs of sales in our condensed consolidated statements of operations. Included in the aggregate $23 million are charges of $26 million for employee separation costs and $1 million for building impairment charges, offset by $4 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $20 million during the remaining six months of 2013 from the plans that were initiated during the first six months of 2013. Beyond 2013, we expect the reorganization plans initiated during the first six months of 2013 to provide annualized cost savings of approximately $44 million, consisting of: (i) $29 million of savings in SG&A expenses, (ii) $10 million of savings in Cost of sales, and (iii) $5 million of savings in R&D expenditures.

The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Government	$18	$9	$25	$16
Enterprise	10	5	14	7
	$28	$14	$39	$23
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $32 million in the first six months of 2013, and $30 million in the first six months of 2012. Of the $42 million of reorganization of businesses accruals at June 29, 2013, $39 million relate to employee separation costs and are expected to be paid in 2013 and 2014. The remaining $3 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.
Liquidity and Capital Resources
We decreased the aggregate of our (i) cash and cash equivalent balances and (ii) Sigma Fund and short-term investments by $387 million from $3.6 billion as of December 31, 2012 to $3.2 billion as of June 29, 2013. The change in the balances is primarily due to $1.1 billion of capital returned to shareholders through share repurchases and dividends paid during the first half of 2013, partially offset by: (i) $593 million of net proceeds from the issuance of debt, and (ii) $51 million generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.5 billion at June 29, 2013 and December 31, 2012. At June 29, 2013, approximately $409 million of this amount was held in the U.S. and approximately $1.1 billion was held by the Company or its subsidiaries in other countries (including $271 million in China and $226 million in Germany). At both June 29, 2013 and December 31, 2012, restricted cash was $63 million (including $3 million held outside the U.S.).
Repatriation of foreign funds continues to be important given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first six months of 2013, we repatriated $101 million in funds to the U.S. from international jurisdictions. We have approximately $1.0 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge, given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits. Subsequent to quarter end, we made a $150 million cash payment for previously accrued non-U.S. income and withholding taxes associated with an intercompany foreign dividend.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be more involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Net cash provided by operating activities from continuing operations in the first half of 2013 was $51 million, as compared to $322 million in the first half of 2012. Operating cash flows in the first half of 2013, as compared to the first half of 2012, were negatively impacted by: (i) the timing of our long term contract milestone billings, (ii) increased volume of sales towards the end of the second quarter of 2013 which unfavorably affected receivable collections, (iii) timing of accounts payable, (iv) lower operating earnings, and (v) Indian tax deposits of $43 million.
In the first quarter of 2013, $43 million was seized by the Indian tax authorities from our Indian subsidiary related to Indian income tax and interest assessments currently under review by the Indian and U.S. Competent Authorities. We continue to appeal the Indian tax authorities' seizure of the funds and believe that we will ultimately prevail on this matter and that the related tax and interest reserves are appropriately stated.

We contributed $50 million to our U.S. pension plans during the first half of 2013, compared to $132 million contributed in the first half of 2012. Subsequent to quarter end, we contributed an additional $26 million to our U.S. pension plans. We expect to make cash contributions of approximately $225 million to our U.S. pension plans in 2013. We contributed $17 million to our non-U.S. pension plans during the first half of 2013, compared to $18 million contributed in the first half of 2012.
Investing Activities
Net cash provided by investing activities was $308 million in the first half of 2013, compared to $1.2 billion in the first half of 2012. This $878 million decrease was primarily due to the $1.2 billion of proceeds from sales of Sigma Fund investments in the first half of 2012, as compared to $376 million of proceeds from Sigma Fund investments in the first half of 2013.
Sigma Fund: We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund, which we refer to as the Sigma Fund, that allows us to efficiently manage our cash around the world. The aggregate fair value of Sigma Fund investments was $1.8 billion at June 29, 2013 (including $1.0 billion held outside the U.S.), compared to $2.1 billion at December 31, 2012 (including $1.0 billion held outside the U.S.).
At June 29, 2013 and December 31, 2012, the Sigma Fund was invested in cash and U.S. government, agency and government-sponsored enterprise obligations.  The investments had a weighted average maturity of less than 30 days.  This reflects a strategic decision to prioritize liquidity and capital preservation.
We continually assess our cash needs and continue to believe that the balance of cash and  cash equivalents, short-term investments and investments in the Sigma Fund are more than adequate to meet our current operating requirements over the next twelve months. During those twelve months, we plan to use cash in excess of what is required to run the business for dividends, capital expenditures, and a combination of share repurchases and acquisitions.
Acquisition and Investments: The Company used net cash for acquisitions and new investment activities of $15 million during the first half of 2013 compared to net cash proceeds of $68 million in the first half of 2012. The $15 million used for new investments and businesses in the first six months of 2013 relates to a number of small investments. The net cash proceeds of $68 million in the first six months of 2012 primarily relates to an agreement reached with Nokia Siemens Networks B.V. during the period to assume the Norwegian Terrestrial Trunked Radio (“TETRA”) public safety network. Under this arrangement we broadened our scope from being a sub-supplier of the technology for the core TETRA digital radio communications infrastructure to become the prime contractor, including all managed services for the rollout, implementation, and operation of the system.
Capital Expenditures: Capital expenditures slightly decreased in the first six months of 2013 to $89 million, compared to $101 million in the first six months of 2012, primarily driven by a $13 million decrease in opportunity-based expenditures related to our services group.
Sales of Investments and Businesses: We had $21 million of proceeds related to the sales of investments and businesses in the first six months of 2013, compared to $67 million used for investments and businesses in the first six months of 2012. The $67 million used for investments and businesses in the first six months of 2012 primarily relates to payments to NSN related to the purchase price adjustment from the sale of the Networks business, partially offset by proceeds from sales of certain equity investments. The proceeds in the first six months of 2013 were primarily comprised of proceeds from sales of certain equity investments.
Financing Activities
Net cash used for financing activities was $341 million in the first six months of 2013, compared to $1.6 billion in the first six months of 2012. Cash used for financing activities in the first six months of 2013 was primarily comprised of: (i) $907 million used for purchases of our common stock under our share repurchase program and (ii) $143 million of cash used for the payment of dividends, partially offset by: (i) $593 million of net proceeds from the issuance of debt and (ii) $100 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first six months of 2012 was primarily comprised of: (i) $1.8 billion used for purchases of our common stock under our share repurchase program, (ii) $411 million of cash used for the repayment of debt, and (iii) $134 million of cash used for the payment of dividends, partially offset by: (i) $747 million of net proceeds from the issuance of debt and (ii) $63 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plans.
Long-Term Debt: We had outstanding long-term debt of $2.5 billion at June 29, 2013, and $1.9 billion at December 31, 2012, net of current portions of $4 million at both June 29, 2013 and December 31, 2012. In the first quarter of 2013, we issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due March 1, 2023, recognizing net proceeds of $588 million, after debt discount and issuance costs.

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
We continue to assess our capital structure and address opportunities to return capital to shareholders.  Depending on prevailing market conditions, we expect our capital structure to be in a “net debt” (cash and cash equivalents plus Sigma Fund and short term investments less long-term debt) position by sometime in 2014.
Share Repurchase Program: We paid an aggregate of $550 million during the second quarter of 2013, including transaction costs, to repurchase 9.5 million shares at an average price of $57.80 per share. We paid an aggregate of $907 million during the first half of 2013, including transaction costs, to repurchase 15.4 million shares at an average price of $58.75 per share. All repurchased shares have been retired.
As of June 29, 2013, we have used approximately $4.5 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $545 million of authority available for future repurchases. On July 24, 2013, we announced that our Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $7.0 billion.
Payment of Dividends: During the six months ended June 29, 2013, we paid $143 million in cash dividends to holders of our common stock. Subsequent to June 29, 2013, we paid $69 million in cash dividends to holders of our common stock. On July 24, 2013, we announced that our Board of Directors approved an increase in the quarterly cash dividend from $0.26 per share to $0.31 per share of common stock.
Credit Facilities
As of June 29, 2013, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 29, 2013. We did not borrow under the 2011 Motorola Solutions Credit Agreement during the six months ended June 29, 2013.
Long-Term Customer Financing Commitments
Outstanding Commitments: Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $91 million at June 29, 2013, compared to $84 million at December 31, 2012.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $22 million at June 29, 2013, compared to $60 million at December 31, 2012. These long-term receivables are generally interest bearing, with interest rates generally ranging from 2% to 13%.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cumulative quarterly proceeds received from one-time sales:
Accounts receivable sales proceeds	$2	$2	$3	$7
Long-term receivables sales proceeds	24	62	52	129
Total proceeds from sales of accounts receivable	$26	$64	$55	$136

At June 29, 2013, we had retained servicing obligations for $390 million of sold long-term receivables, compared to $375 million of sold long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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

Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within our statement of financial position at the beginning of the year of adoption. This guidance will be effective for us beginning January 1, 2014. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.
In June 2013, the FASB issued ASU No. 2013-08, “Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” This ASU amends the criteria that define an investment company, clarifies the measurement guidance that applies to investment companies, and requires new disclosures. This guidance will be effective beginning January 1, 2014. We are currently assessing the impact of this standard on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At June 29, 2013, we had outstanding foreign exchange contracts with notional amounts totaling $667 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 29, 2013 and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	June 29, 2013	December 31, 2012
British Pound	$231	$225
Chinese Renminbi	(141)	(99)
Norwegian Krone	(75)	(48)
Brazilian Real	(75)	3
Israeli Shekel	(43)	(35)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) our business strategies and expected results, (b) the impact of the reorganization of certain non-U.S. subsidiaries on our expected effective tax rate, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) our ability and cost to repatriate funds, (e) future cash contributions to pension plans, (f) our ability and cost to access the capital markets at our current ratings, (g) our plans with respect to the level of outstanding debt, (h) the return of capital to shareholders through dividends and/or repurchasing shares, (i) the adequacy of our cash balances, short-term investments, and Sigma Fund investments to meet current operating requirements, (j) expected commitments under long-term financing, (k) potential contractual damages claims, (l) the outcome and effect of ongoing and future legal proceedings, and (1) the impact of recent accounting pronouncements, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our business.  The first phase was successfully implemented during the third quarter of 2012 with no significant changes to our internal controls over financial reporting. The second phase is expected to be completed during the third quarter of 2013.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 29, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/31/13 to 4/27/13	1,065,527	$62.17	1,065,527	$1,028,434,794
4/28/13 to 5/25/13	5,772,618	$57.04	5,772,618	$699,284,108
5/26/13 to 6/29/13	2,681,119	$57.71	2,681,119	$544,616,221
Total	9,519,264	$57.80	9,519,264

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012 and July 25, 2012, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $5.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.

(3)
On July 24, 2013, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $7.0 billion.  As of June 29, 2013, the Company had used approximately $4.5 billion, including transaction costs, to repurchase shares, and with the additional repurchase authority approximately $2.5 billion is available for repurchases.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Section 16 Officers on or after May 6, 2013.
*10.2	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after May 6, 2013.
10.3
Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 5, 2013 (File No. 1-7221)).

10.4
Motorola Solutions, Inc. Separation Agreement and General Release between Motorola Solutions, Inc. and Eugene A. Delaney, dated as of June 13, 2013 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 14, 2013 (File No. 1-7221)).

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
July 24, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Section 16 Officers on or after May 6, 2013.
*10.2	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after May 6, 2013.
10.3
Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 5, 2013 (File No. 1-7221)).

10.4
Motorola Solutions, Inc. Separation Agreement and General Release between Motorola Solutions, Inc. and Eugene A. Delaney, dated as of June 13, 2013 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 14, 2013 (File No. 1-7221)).

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