Form 10-Q
period 2013-09-28
Motorola Solutions, Inc.
filed 2013-10-23
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 28, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 28, 2013:

Class	Number of Shares
Common Stock; $.01 Par Value	258,712,629

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales from products	$1,482	$1,567	$4,342	$4,574
Net sales from services	630	586	1,850	1,683
Net sales	2,112	2,153	6,192	6,257
Costs of product sales	674	682	2,019	2,052
Costs of services sales	395	384	1,145	1,085
Costs of sales	1,069	1,066	3,164	3,137
Gross margin	1,043	1,087	3,028	3,120
Selling, general and administrative expenses	438	485	1,369	1,454
Research and development expenditures	253	262	782	785
Other charges	32	16	75	48
Operating earnings	320	324	802	833
Other income (expense):
Interest expense, net	(29)	(16)	(85)	(46)
Gains on sales of investments and businesses, net	29	19	36	39
Other	5	(3)	1	(18)
Total other income (expense)	5	—	(48)	(25)
Earnings from continuing operations before income taxes	325	324	754	808
Income tax expense (benefit)	17	118	(8)	266
Earnings from continuing operations	308	206	762	542
Earnings from discontinued operations, net of tax	—	—	—	3
Net earnings	308	206	762	545
Less: Earnings attributable to noncontrolling interests	1	—	5	—
Net earnings attributable to Motorola Solutions, Inc.	307	206	$757	$545
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$307	$206	$757	$542
Earnings from discontinued operations, net of tax	—	—	—	3
Net earnings	$307	$206	$757	$545
Earnings per common share:
Basic:
Continuing operations	$1.17	$0.73	$2.82	$1.83
Discontinued operations	—	—	—	0.01
	$1.17	$0.73	$2.82	$1.84
Diluted:
Continuing operations	$1.16	$0.72	$2.77	$1.80
Discontinued operations	—	—	—	0.01
	$1.16	$0.72	$2.77	$1.81
Weighted average common shares outstanding:
Basic	262.2	283.1	268.7	296.1
Diluted	265.3	287.4	273.5	301.5
Dividends declared per share	$0.31	0.26	$0.83	0.70
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net earnings	$308	$206
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $9 and $14	17	53
Remeasurement of retirement benefit adjustments, net of tax of $0 and $52	—	87
Foreign currency translation adjustment, net of tax of $2 and $21	20	4
Net gain (loss) on derivative hedging instruments, net of tax of $0 and $0	(1)	2
Net unrealized gain (loss) on securities, net of tax of $0 and $(5)	1	(6)
Total other comprehensive income	37	140
Comprehensive income	345	346
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$344	$346

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Net earnings	$762	$545
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $28 and $65	52	148
Remeasurement of retirement benefit adjustments, net of tax of $0 and $52	—	87
Foreign currency translation adjustment, net of tax of $(4) and $11	(22)	(18)
Net gain (loss) on derivative hedging instruments, net of tax of $0 and $0	(2)	4
Net unrealized gain on securities, net of tax of $0 and $1	—	2
Total other comprehensive income	28	223
Comprehensive income	790	768
Less: Earnings attributable to noncontrolling interest	5	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$785	$768
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value amounts)	September 28, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,721	$1,468
Sigma Fund and short-term investments	1,169	2,135
Accounts receivable, net	1,823	1,881
Inventories, net	521	513
Deferred income taxes	586	604
Other current assets	760	800
Total current assets	6,580	7,401
Property, plant and equipment, net	841	839
Investments	259	240
Deferred income taxes	2,668	2,416
Goodwill	1,507	1,510
Other assets	203	273
Total assets	$12,058	$12,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	633	705
Accrued liabilities	2,203	2,626
Total current liabilities	2,840	3,335
Long-term debt	2,458	1,859
Other liabilities	4,055	4,195
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 9/28/13—260.2; 12/31/12—277.3
Outstanding shares: 9/28/13—258.7; 12/31/12—276.1
Additional paid-in capital	3,783	4,937
Retained earnings	2,162	1,625
Accumulated other comprehensive loss	(3,272)	(3,300)
Total Motorola Solutions, Inc. stockholders’ equity	2,676	3,265
Noncontrolling interests	29	25
Total stockholders’ equity	2,705	3,290
Total liabilities and stockholders’ equity	$12,058	$12,679
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2012	277.3	$4,940	$(3,300)	$1,625	$25
Net earnings				757	5
Foreign currency translation adjustments, net of tax benefit of $(4)			(22)
Amortization of retirement benefit adjustments, net of tax of $28			52
Issuance of common stock and stock options exercised	5.9	45
Share repurchase program	(23.0)	(1,332)
Excess tax benefit from share-based compensation		20
Share-based compensation expense		116
Net loss on derivative hedging instruments, net of tax of $0			(2)
Acquisition of noncontrolling interest		(3)			(1)
Dividends declared				(220)
Balance as of September 28, 2013	260.2	$3,786	$(3,272)	$2,162	$29
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	September 28, 2013	September 29, 2012
Operating
Net earnings attributable to Motorola Solutions, Inc.	$757	$545
Earnings attributable to noncontrolling interests	5	—
Net earnings	762	545
Earnings from discontinued operations, net of tax	—	3
Earnings from continuing operations, net of tax	762	542
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	168	151
Non-cash other charges (income)	(9)	12
Share-based compensation expense	116	139
Gains on sales of investments and businesses, net	(36)	(39)
Loss from the extinguishment of long term debt	—	6
Deferred income taxes	(242)	203
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	29	189
Inventories	(10)	(51)
Other current assets	23	(147)
Accounts payable and accrued liabilities	(573)	(283)
Other assets and liabilities	(25)	(218)
Net cash provided by operating activities from continuing operations	203	504
Investing
Acquisitions and investments, net	(27)	61
Proceeds from (used for) sales of investments and businesses, net	54	(38)
Capital expenditures	(125)	(140)
Proceeds from sales of property, plant and equipment	15	9
Proceeds from sales of Sigma Fund investments, net	966	1,450
Net cash provided by investing activities from continuing operations	883	1,342
Financing
Repayment of debt	(3)	(412)
Net proceeds from issuance of debt	593	747
Issuance of common stock	109	79
Purchase of common stock	(1,332)	(2,112)
Excess tax benefit from share-based compensation	20	17
Payment of dividends	(212)	(197)
Distributions to discontinued operations	—	(84)
Net cash used for financing activities from continuing operations	(825)	(1,962)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	2
Net cash provided by financing activities from discontinued operations	—	11
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(13)
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(8)	14
Net increase (decrease) in cash and cash equivalents	253	(102)
Cash and cash equivalents, beginning of period	1,468	1,881
Cash and cash equivalents, end of period	$1,721	$1,779
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$74	$61
Income and withholding taxes, net of refunds	231	104
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of September 28, 2013 and for the three and nine months ended September 28, 2013 and September 29, 2012, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the scope of updates that exist within the Company's statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

2.	Discontinued Operations
On January 1, 2012, the Company completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  The operating results of the amateur, marine and airband radio businesses, formerly included as part of the Government segment, are reported as discontinued operations in the condensed consolidated statements of operations for all periods of fiscal year 2012. The results of certain purchase price adjustments for previous divestitures that were recorded during the periods presented have also been reported as discontinued operations for the nine months ended September 29, 2012.

During the three and nine months ended September 28, 2013, and the three months ended September 29, 2012, the Company had no activity in the condensed consolidated statements of operations for discontinued operations. The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the nine months ended September 29, 2012.

Nine Months Ended
September 29, 2012
Net sales	$—
Operating earnings	11
Loss on sales of investments and businesses, net	(7)
Earnings before income taxes	8
Income tax expense	5
Earnings from discontinued operations, net of tax	3

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Other charges:
Intangibles amortization	$8	$6	$20	$18
Reorganization of businesses	24	10	55	30
	$32	$16	$75	$48
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest income (expense), net:
Interest expense	$(33)	$(29)	$(100)	$(79)
Interest income	4	13	15	33
	$(29)	$(16)	$(85)	$(46)
Other:
Loss from the extinguishment of long-term debt	$—	$—	$—	$(6)
Investment impairments	(1)	(6)	(5)	(8)
Foreign currency loss	(4)	—	(8)	(11)
Gains on equity method investments	8	2	7	4
Other	2	1	7	3
	$5	$(3)	$1	$(18)

Earnings Per Common Share
The computation of basic and diluted earnings per common share attributable to Motorola Solutions, Inc. common stockholders is as follows:

	Earnings from Continuing Operations		Net Earnings
Three Months Ended	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic earnings per common share:
Earnings	$307	$206	$307	$206
Weighted average common shares outstanding	262.2	283.1	262.2	283.1
Per share amount	$1.17	$0.73	$1.17	$0.73
Diluted earnings per common share:
Earnings	$307	$206	$307	$206
Weighted average common shares outstanding	262.2	283.1	262.2	283.1
Add effect of dilutive securities:
Share-based awards	3.1	4.3	3.1	4.3
Diluted weighted average common shares outstanding	265.3	287.4	265.3	287.4
Per share amount	$1.16	$0.72	$1.16	$0.72

	Earnings from Continuing Operations		Net Earnings
Nine Months Ended	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic earnings per common share:
Earnings	$757	$542	$757	$545
Weighted average common shares outstanding	268.7	296.1	268.7	296.1
Per share amount	$2.82	$1.83	$2.82	$1.84
Diluted earnings per common share:
Earnings	$757	$542	$757	$545
Weighted average common shares outstanding	268.7	296.1	268.7	296.1
Add effect of dilutive securities:
Share-based awards	4.8	5.4	4.8	5.4
Diluted weighted average common shares outstanding	273.5	301.5	273.5	301.5
Per share amount	$2.77	$1.80	$2.77	$1.81
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and nine months ended September 28, 2013, the assumed exercise of 5.6 million and 4.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and nine months ended September 29, 2012, the assumed exercise of 6.1 million and 6.0 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.7 billion at September 28, 2013 and $1.5 billion at December 31, 2012. Of these amounts, $63 million at both September 28, 2013 and December 31, 2012 was restricted.

Sigma Fund
The Sigma Fund consists of the following:

	September 28, 2013	December 31, 2012
Cash	$261	$149
U.S. government, agency, and government-sponsored enterprise obligations	906	1,984
	$1,167	$2,133
Investments
Investments consist of the following:

	Recorded Value		Less
September 28, 2013	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$17	$—	$(1)	$18
Corporate bonds	2	6	—	—	8
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	11	4	—	7
	2	36	4	(1)	35
Other securities, at cost	—	206	—	—	206
Equity method investments	—	17	—	—	17
	$2	$259	$4	$(1)	$258

	Recorded Value		Less
December 31, 2012	Short-term Investments	Investments	Unrealized Gains	Unrealized Loss	Cost Basis
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$15	$—	$—	$15
Corporate bonds	2	11	—	—	13
Mortgage-backed securities	—	2	—	—	2
Common stock and equivalents	—	10	3	—	7
	2	38	3	—	37
Other securities, at cost	—	189	—	—	189
Equity method investments	—	13	—	—	13
	$2	$240	$3	$—	$239
The Company reclassified $96 million of cash surrender values of its split-dollar value life insurance plans, as of December 31, 2012, from Other assets to Investments, to conform to the balance sheet presentation as of September 28, 2013.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 28, 2013	December 31, 2012
Accounts receivable	$1,879	$1,932
Less allowance for doubtful accounts	(56)	(51)
	$1,823	$1,881

Inventories, Net
Inventories, net, consist of the following:

	September 28, 2013	December 31, 2012
Finished goods	$234	$244
Work-in-process and production materials	462	432
	696	676
Less inventory reserves	(175)	(163)
	$521	$513
Other Current Assets
Other current assets consist of the following:

	September 28, 2013	December 31, 2012
Costs and earnings in excess of billings	$413	$416
Contract-related deferred costs	111	141
Tax-related deposits and refunds receivable	98	95
Other	138	148
	$760	$800
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	September 28, 2013	December 31, 2012
Land	$37	$38
Building	748	739
Machinery and equipment	1,926	1,932
	2,711	2,709
Less accumulated depreciation	(1,870)	(1,870)
	$841	$839
Depreciation expense for the three months ended September 28, 2013 and September 29, 2012 was $51 million and $39 million, respectively. Depreciation expense for the nine months ended September 28, 2013 and September 29, 2012 was $148 million and $133 million, respectively.
Other Assets
Other assets consist of the following:

	September 28, 2013	December 31, 2012
Intangible assets	$92	$109
Long-term receivables	19	60
Other	92	104
	$203	$273

Accrued Liabilities
Accrued liabilities consist of the following:

	September 28, 2013	December 31, 2012
Deferred revenue	$766	$820
Compensation	319	424
Billings in excess of costs and earnings	211	387
Tax liabilities	54	95
Customer reserves	126	144
Dividend payable	80	72
Other	647	684
	$2,203	$2,626
Other Liabilities
Other liabilities consist of the following:

	September 28, 2013	December 31, 2012
Defined benefit plans, including split dollar life insurance policies	$3,270	$3,389
Postretirement health care benefit plan	166	167
Deferred revenue	311	304
Unrecognized tax benefits	99	98
Other	209	237
	$4,055	$4,195
Stockholders’ Equity
Share Repurchase Program: The Company paid an aggregate of $1.3 billion during the first nine months of 2013, including transactions costs, to repurchase approximatley 23 million shares at an average price of $58.05 per share. During the first nine months of 2012, the Company paid an aggregate of $2.1 billion, including transaction costs, to repurchase 37.1 million shares at an average price of $48.50 per share. All repurchased shares have been retired.
On July 24, 2013, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchase, bringing the aggregate amount of the share repurchase program to $7.0 billion. As of September 28, 2013, the Company had used approximately $4.9 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.1 billion of authority available for future repurchases.
Payment of Dividends: On July 24, 2013, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.26 per share to $0.31 per share of common stock. During the nine months ended September 28, 2013 and September 29, 2012, the Company paid $212 million and $197 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2013 to September 28, 2013:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2013	$1	$2	$(3,211)	$(92)	$(3,300)
Other comprehensive losses before reclassifications	(1)	—	—	(22)	(23)
Amounts reclassified from Accumulated other comprehensive loss	$(1)	$—	$52	$—	$51
Current period change in Other comprehensive income (loss)	(2)	—	52	(22)	28
Balance as of September 28, 2013	$(1)	$2	$(3,159)	$(114)	$(3,272)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the condensed consolidated statement of operations during the three and nine months ended September 28, 2013:

	September 28, 2013
	Three Months Ended	Nine Months Ended
Gains on cash flow hedges:
Foreign exchange contracts	$—	$(1)	Cost of sales
	$—	$(1)	Net of tax
Amortization of Retirement Benefit Items:
Prior-service costs	$(13)	$(38)	Selling, general, and administrative expenses
Actuarial net losses	39	118	Selling, general, and administrative expenses
	26	80	Total before tax
	(9)	(28)	Tax expense
	$17	$52	Net of tax

Total reclassifications for the period, net of tax	$17	$51

4.	Debt and Credit Facilities
During the first quarter of 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due 2023, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds from issuance of this debt of $588 million.
In May 2012 , the Company issued an aggregate face principal amount of $750 million of 3.750% Senior Notes due May 15, 2022 (the “2022 Senior Notes”), which after debt issuance and debt discounts, the Company recognized net proceeds of $740 million from the issuance of this debt.  Also in May 2012, the Company called for the redemption of the $400 million aggregate principal amount outstanding of its 5.375% Senior Notes due November 2012 (the “2012 Senior Notes”).  All of the 2012 Senior Notes were redeemed in June 2012 for an aggregate purchase price of approximately $408 million.  After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $6 million related to this redemption within Other income (expense) in the condensed consolidated statements of operations.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
As of September 28, 2013, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 28, 2013. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during the three and nine months ended September 28, 2013.

5.	Risk Management
Foreign Currency Risk
At September 28, 2013, the Company had outstanding foreign exchange contracts with notional amounts totaling $762 million, compared to $523 million outstanding at December 31, 2012. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 28, 2013, and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	September 28, 2013	December 31, 2012
British Pound	$213	$225
Chinese Renminbi	(155)	(99)
Norwegian Krone	(107)	(48)
Euro	(88)	(9)
Malaysian Ringgit	65	30
Interest Rate Risk
At September 28, 2013, including the current portion, the Company had $2.5 billion of long-term debt, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $3 million and $4 million, at September 28, 2013 and December 31, 2012, respectively.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 28, 2013, all of the counterparties have investment grade credit ratings. The Company is not exposed to material net credit risk with any single counterparty. As of September 28, 2013, the Company was exposed to an aggregate net credit risk of approximately $5 million with all counterparties.

The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at September 28, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Assets		Liabilities
September 28, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	5	Other assets	—	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	$5		$3
Total derivatives	$5		$4

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	Other assets	3	Other liabilities
Interest agreements	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	2		7
Total derivatives	$3		$7
The following tables summarize the effect of derivative instruments in the Company's condensed consolidated statements of operations for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Statement of Operations Location
Gain (loss) on Derivative Instruments	September 28, 2013	September 29, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$—	Other income (expense)
Foreign exchange contracts	8	(1)	Other income (expense)
Total derivatives not designated as hedging instruments	$8	$(1)

	Nine Months Ended		Statement of Operations Location
Gain (loss) on Derivative Instruments	September 28, 2013	September 29, 2012
Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$(1)	Other income (expense)
Foreign exchange contracts	(1)	(5)	Other income (expense)
Total derivatives not designated as hedging instruments	$—	$(6)

The following tables summarize the gains and losses recognized in the condensed consolidated financial statements for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended		Financial Statement Location
Foreign Exchange Contracts	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives in cash flow hedging relationships:
Other comprehensive gains (losses) before reclassifications	$(1)	$1	$(1)	$2	Accumulated other comprehensive loss
Losses (gains) reclassified from Accumulated other comprehensive loss into Net earnings	—	1	(1)	2	Costs of sales

6.	Income Taxes
At September 28, 2013 and December 31, 2012, the Company had valuation allowances of $274 million and $308 million, respectively, including $249 million and $272 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The decrease of $34 million in valuation allowances is primarily due to the expiration of net operating loss carryforwards and foreign exchange rate fluctuations. The Company believes the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign income tax applicable to the earnings. During the first quarter of 2013, the Company reassessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries' earnings were permanently invested overseas. The Company intends to utilize the offshore earnings to fund foreign investments, such as potential acquisitions and capital expenditures. In the first quarter of 2013, the Company recorded a net tax benefit of $25 million related to reversals of deferred tax liabilities for undistributed foreign earnings, primarily due to the change in permanent reinvestment assertion. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been accrued, aggregate to $1.3 billion and $1.0 billion at September 28, 2013 and December 31, 2012, respectively.
At September 28, 2013, the Company has approximately $1.0 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge, given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits.
During 2012, the Company began to reorganize certain of its non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments, such as potential acquisitions and capital expenditures. In the three and nine months ended September 28, 2013, the recently implemented foreign holding company structure provided the ability to realize excess foreign tax credits associated with undistributed foreign earnings, which favorably impacted the effective tax rate by $96 million and $224 million, respectively, and will continue to favorably impact the effective tax rate for the remainder of 2013. In the third quarter of 2013, the Company made an $87 million withholding tax payment associated with an intercompany foreign dividend, for which it expects to realize a foreign tax credit.
The Company had unrecognized tax benefits of $152 million and $161 million at September 28, 2013 and December 31, 2012, respectively, of which $132 million and $138 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the nine months ended September 28, 2013, the Company recorded a net increase in unrecognized tax benefits related to prior year tax positions of $61 million, of which $63 million related to previously accrued non-U.S. income taxes. The Company recorded a net reduction in unrecognized tax benefits of $81 million for settlements with tax authorities, of which $63 million resulted in a cash tax payment and the remainder of which resulted in a reduction to tax carryforwards and prepaid tax assets.
Based on the potential outcome of the Company’s global tax examinations or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $75 million tax benefit, with cash payments not to exceed $25 million.
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

7.	Retirement and Other Employee Benefits
Pension Benefit Plans
The net periodic pension costs for the U.S. and Non-U.S. plans were as follows:

	September 28, 2013		September 29, 2012
Three Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$2	$—	$3
Interest cost	88	19	87	18
Expected return on plan assets	(91)	(21)	(105)	(19)
Amortization of:
Unrecognized net loss	31	5	65	6
Unrecognized prior service cost	—	(1)	—	(1)
Net periodic pension costs	$28	$4	$47	$7

	September 28, 2013		September 29, 2012
Nine Months Ended	U.S.	Non U.S.	U.S.	Non U.S.
Service cost	$—	$8	$—	$8
Interest cost	264	52	262	55
Expected return on plan assets	(273)	(58)	(316)	(58)
Amortization of:
Unrecognized net loss	95	11	195	16
Unrecognized prior service cost	—	(5)	—	(2)
Net periodic pension costs	$86	$8	$141	$19
During the nine months ended September 28, 2013, contributions of $122 million were made to the Company’s U.S. plans, and $24 million to the Company’s Non-U.S. plans.
Postretirement Health Care Benefits Plan
Net postretirement health care expenses (benefits) consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$1	$1	$2	$3
Interest cost	3	4	9	14
Expected return on plan assets	(2)	(3)	(7)	(9)
Amortization of:
Unrecognized net loss	5	3	12	9
Unrecognized prior service cost	(11)	(5)	(33)	(5)
Net postretirement health care expense (benefits)	$(4)	$—	$(17)	$12

During the three months ended September 29, 2012, the Company announced an amendment to the Postretirement Health Care Benefits Plan. Starting January 1, 2013, benefits under the plan to participants over age 65 are paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants. Covered retirees will be able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses. This change resulted in a remeasurement of the plan during the three and nine months ended September 29, 2012 which reduced the net liability $139 million and generated deferred prior service costs recorded within Accumulated other comprehensive income of $87 million, net of taxes. The majority of the deferred prior service cost will be recognized over approximately three years, which is the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
The Company made no contributions to its postretirement health care fund during the nine months ended September 28, 2013.
Deferred Compensation Plan
During the nine months ended September 28, 2013, the Company reinstated a deferred compensation plan (“the Plan”) effective June 1, 2013.  Under the Plan, participating executives may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations.  Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the Company's 401(k) plan, other than the Company stock fund.  The Plan also allows for Company matching contributions for the following: (i) the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for certain officers, (ii) lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) discretionary amounts as approved by the Compensation Committee of the Board of Directors.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Share-based compensation expense included in:
Costs of sales	$5	$6	$15	$19
Selling, general and administrative expenses	22	27	71	84
Research and development expenditures	10	11	30	36
Share-based compensation expense included in Operating earnings	37	44	116	139
Tax benefit	12	14	36	47
Share-based compensation expense, net of tax	$25	$30	$80	$92
Decrease in basic earnings per share	$(0.10)	$(0.11)	$(0.30)	$(0.31)
Decrease in diluted earnings per share	$(0.09)	$(0.11)	$(0.29)	$(0.30)
For the nine months ended September 28, 2013, the Company granted 1.5 million RSUs and 1.6 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $69 million and $14 million, respectively, which will be recognized over a weighted average vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 28, 2013 and December 31, 2012 were as follows:

September 28, 2013	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$906	$906
Foreign exchange derivative contracts	—	5	5
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	17	17
Corporate bonds	—	8	8
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	8	11
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1
Interest agreement derivative contracts	—	3	3

December 31, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
U.S. government, agency and government-sponsored enterprise obligations	$—	$1,984	$1,984
Foreign exchange derivative contracts	—	3	3
Available-for-sale securities:
U.S. government, agency and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	13	13
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	7	10
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3
Interest agreement derivative contracts	—	4	4
The Company had no Level 3 holdings as of September 28, 2013 or December 31, 2012.
At September 28, 2013, the Company had $495 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $422 million at December 31, 2012. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at September 28, 2013 was $2.5 billion (Level 2), consistent with the instruments' face value of $2.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	September 28, 2013	December 31, 2012
Long-term customer financing receivables	$57	$101
Less current portion	(38)	(41)
Non-current long-term receivables, net	$19	$60
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $108 million at September 28, 2013, compared to $84 million at December 31, 2012.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Proceeds received:
Accounts receivable sales proceeds	$4	$5	$6	$12
Long-term receivable sales proceeds	37	32	90	156
Total proceeds from sales of accounts receivable	$41	$37	$96	$168
At September 28, 2013, the Company had retained servicing obligations for $391 million of long-term receivables, compared to $375 million of long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at September 28, 2013 and December 31, 2012 is as follows:

September 28, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	56	11	1	9
Total gross long-term receivables, including current portion	$57	$11	$1	$9

December 31, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$23	$—	$—	$—
Commercial loans and leases secured	78	1	2	4
Total gross long-term receivables, including current portion	$101	$1	$2	$4

The Company had a total of $9 million of financing receivables past due over 90 days as of September 28, 2013 in relation to two loans. The Company has not accrued interest on these loans during the three and nine months ended September 28, 2013 which are adequately reserved.

11.	Commitments and Contingencies
Legal Matters
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
Other Indemnifications
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

12.	Segment Information
The following table summarizes the Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Government	$1,465	$1,521	$4,262	$4,281
Enterprise	647	632	1,930	1,976
	$2,112	$2,153	$6,192	$6,257

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Government	$252	$273	$647	$620
Enterprise	68	51	155	213
Operating earnings	320	324	802	833
Total other expense	5	—	(48)	(25)
Earnings from continuing operations before income taxes	$325	$324	$754	$808

13.	Reorganization of Businesses
2013 Charges
During the three months ended September 28, 2013, the Company accepted voluntary applications to its severance plan from a defined subset of employees within the United States. Applicants will receive termination benefits based on formulas from the Company’s pre-existing Involuntary Severance Plan; however, termination benefits, which are normally capped at six months of salary, were capped at a full year’s salary.
During the three months ended September 28, 2013, the Company recorded net reorganization of business charges of $32 million, including $24 million of charges in Other charges, and $8 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $32 million were charges of $31 million for employee separation costs and $1 million of charges for exit costs. Of the total employee separation costs recognized during the quarter, $21 million relates to approximately 130 voluntary applicants.
During the nine months ended September 28, 2013, the Company recorded net reorganization of business charges of $71 million including $55 million of charges in Other charges, and $16 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $71 million were charges of $77 million for employee separation costs and $1 million for exit costs, partially offset by $7 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

September 28, 2013	Three Months Ended	Nine Months Ended
Government	$20	$45
Enterprise	12	26
	$32	$71
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs from January 1, 2013 to September 28, 2013:

	January 1, 2013	Additional Charges	Adjustments	Amount Used	September 28, 2013
Exit costs	$4	$1	$—	$(1)	$4
Employee separation costs	31	77	(7)	(44)	57
	$35	$78	$(7)	$(45)	$61
Exit Costs
At January 1, 2013, the Company had an accrual of $4 million for exit costs attributable to lease terminations. During the nine months ended September 28, 2013, there were $1 million of additional charges and $1 million of cash payments related to the exit of leased facilities. The remaining accrual of $4 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 28, 2013, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2013, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2012 and (ii) approximately 300 employees who began receiving payments in 2013. The 2013 additional charges of $77 million represent severance costs for approximately 1,000 additional employees, of which 500 were indirect employees and 500 were direct employees. The adjustment of $7 million reflects reversals of accruals no longer needed. The $44 million used reflects cash payments. The remaining accrual of $57 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 28, 2013, is expected to be paid, primarily within one year to approximately 700 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2012 Charges
During the three months ended September 29, 2012, the Company recorded net reorganization of business charges of $13 million, including $10 million of charges in Other charges, and $3 million of charges in Costs of sales in the Company's condensed consolidated statements of operations. The $13 million of charges relate solely to employee separation costs.

During the nine months ended September 29, 2012, the Company recorded net reorganization of business charges of $36 million, including $30 million of charges in Other charges and $6 million of charges in Costs of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $36 million were charges of $43 million related to the separation of approximately 700 indirect employees, and $1 million for building impairment charges, partially offset by $8 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

September 29, 2012	Three Months Ended	Nine Months Ended
Government	$8	$24
Enterprise	5	12
	$13	$36

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 28, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$662	$637	$657	$632
Patents	276	276	276	276
Customer-related	202	140	201	125
Licensed technology	19	18	23	19
Other intangibles	95	91	94	90
	$1,254	$1,162	$1,251	$1,142
Amortization expense on intangible assets was $8 million for the three months ended September 28, 2013 and $6 million for the three months ended September 29, 2012. Amortization expense on intangible assets was $20 million for the nine months ended September 28, 2013 and $18 million for the nine months ended September 29, 2012. As of September 28, 2013, annual amortization expense is estimated to be $25 million in 2013, $24 million in 2014, $19 million in 2015, $17 million in 2016 and $11 million in 2017.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	September 28, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$55	$48	$53	$48
Enterprise	1,199	1,114	1,198	1,094
	$1,254	$1,162	$1,251	$1,142

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2013 to September 28, 2013:

	Government	Enterprise	Total
Balance as of January 1, 2013
Aggregate goodwill	$349	$2,725	$3,074
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,161	$1,510
Purchase accounting tax adjustment	—	(2)	(2)
Foreign currency	—	(1)	(1)
Balance as of September 28, 2013
Aggregate goodwill	$349	$2,722	$3,071
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,158	$1,507

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 28, 2013 and September 29, 2012, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2012.
Executive Overview
We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our communications-focused products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership, with sales in more than 100 countries, 21,000 employees worldwide, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
We report financial results for two segments:
Government: Our Government segment includes sales of public safety mission-critical communications systems, commercial two-way radio systems and devices, software and services. In the third quarter of 2013, the segment’s net sales were $1.5 billion, representing 69% of our consolidated net sales.
Enterprise: Our Enterprise segment includes sales of rugged and enterprise-grade mobile computers and tablets, laser/imaging/RFID-based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and services. In the third quarter of 2013, the segment’s net sales were $647 million, representing 31% of our consolidated net sales.
Change in Presentation
As of January 1, 2013, we restructured our regions by aligning the Middle East go-to-market team with Asia Pacific. Accordingly, we now report net sales for the following four geographic regions: North America; Latin America; Europe and Africa ("EA"); and Asia Pacific and Middle East ("APME"). We have updated all periods presented to reflect this change in presentation.
Third Quarter Summary

•	Net sales decreased by $41 million, or 2%, to $2.1 billion in the third quarter of 2013, compared to net sales of $2.2 billion in the third quarter of 2012.

•	We generated operating earnings of $320 million, or 15.2% of net sales, in the third quarter of 2013, compared to $324 million, or 15.0% of net sales, in the third quarter of 2012.

•
We had Net earnings attributable to Motorola Solutions, Inc. of $307 million, or $1.16 per diluted common share, in the third quarter of 2013, compared to Net earnings of $206 million, or $0.72 per diluted common share, in the third quarter of 2012.

•	We generated net cash from operating activities of $203 million during the first nine months of 2013, compared to $504 million in the first nine months of 2012.

•	We returned $1.5 billion in capital to shareholders through share repurchases and dividends during the first nine months of 2013.
Highlights for each of our segments are as follows:

•
Government: Net sales were $1.5 billion in the third quarter of 2013, a decrease of $56 million, or 4%, compared to net sales of $1.5 billion during the third quarter of 2012. On a geographic basis, net sales declined in North America and APME, increased in EA, and were flat in Latin America compared to the year-ago quarter.

•
Enterprise: Net sales were $647 million in the third quarter of 2013, an increase of $15 million, or 2%, compared to net sales of $632 million in the third quarter of 2012. On a geographic basis, net sales increased in EA and APME and declined in North America and Latin America, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 28, 2013	% of Sales**	September 29, 2012	% of Sales**	September 28, 2013	% of Sales**	September 29, 2012	% of Sales**
Net sales from products	$1,482		$1,567		$4,342		$4,574
Net sales from services	630		586		1,850		1,683
Net sales	2,112		2,153		6,192		6,257
Costs of product sales	674	45.5%	682	43.5%	2,019	46.5%	2,052	44.9%
Costs of service sales	395	62.7%	384	65.5%	1,145	61.9%	1,085	64.5%
Costs of sales	1,069		1,066		3,164		3,137
Gross margin	1,043	49.4%	1,087	50.5%	3,028	48.9%	3,120	49.9%
Selling, general and administrative expenses	438	20.7%	485	22.5%	1,369	22.1%	1,454	23.2%
Research and development expenditures	253	12.0%	262	12.2%	782	12.6%	785	12.5%
Other charges	32	1.5%	16	0.7%	75	1.2%	48	0.8%
Operating earnings	320	15.2%	324	15.0%	802	13.0%	833	13.3%
Other income (expense):
Interest expense, net	(29)	(1.4)%	(16)	(0.7)%	(85)	(1.4)%	(46)	(0.7)%
Gains on sales of investments and businesses, net	29	1.4%	19	0.9%	36	0.6%	39	0.6%
Other	5	0.2%	(3)	(0.1)%	1	—%	(18)	(0.3)%
Total other income (expense)	5	0.2%	—	—%	(48)	(0.8)%	(25)	(0.4)%
Earnings from continuing operations before income taxes	325	15.4%	324	15.0%	754	12.2%	808	12.9%
Income tax expense (benefit)	17	0.8%	118	5.5%	(8)	(0.1)%	266	4.3%
Net earnings	308	14.6%	206	9.6%	762	12.3%	542	8.7%
Less: Earnings attributable to noncontrolling interests	1	—%	—	—%	5	0.1%	—	—%
Earnings from continuing operations*	307	14.5%	206	9.6%	757	12.2%	542	8.7%
Earnings from discontinued operations, net of tax	—	—%	—	—%	—	—%	3	—%
Net earnings*	$307	14.5%	$206	9.6%	$757	12.2%	$545	8.7%
Earnings per diluted common share:
Continuing operations	$1.16		$0.72		$2.77		$1.80
Discontinued operations	—		—		—		0.01
	$1.16		$0.72		$2.77		$1.81
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended September 28, 2013 compared to three months ended September 29, 2012
Net Sales
Net sales were $2.1 billion in the third quarter of 2013, down $41 million, or 2%, compared to net sales of $2.2 billion in the third quarter of 2012. The decrease in net sales reflects a $56 million, or 4%, decrease in net sales in the Government segment, driven by declines in North America and APME, and a $15 million, or 2%, increase in net sales in the Enterprise segment, driven by increases in EA and APME.
Gross Margin
Gross margin was $1.0 billion, or 49.4% of net sales, in the third quarter of 2013, compared to $1.1 billion, or 50.5% of net sales, in the third quarter of 2012. The decrease in gross margin percentage is driven primarily from the Government segment related to a product mix change in our mission-critical radio portfolios as well as the overall mix between products and service revenues.  Gross margin percentage in the Enterprise segment was flat in the third quarter of 2013, as compared to the third quarter of 2012.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 10% to $438 million, or 20.7% of net sales, in the third quarter of 2013, compared to $485 million, or 22.5% of net sales, in the third quarter of 2012. The decrease is primarily driven by a decrease in compensation expenses, including pension expense, partially offset by incremental expenses relating to the Psion acquisition.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased 3% to $253 million, or 12.0% of net sales, in the third quarter of 2013, from $262 million, or 12.2% of net sales, in the third quarter of 2012. The decrease in R&D expenditures is primarily due to: (i) reduced compensation expenses and (ii) reduced iDEN expenses within the Enterprise segment, partially offset by incremental expenses relating to the Psion acquisition.
Other Charges
We recorded net charges of $32 million in Other charges in the third quarter of 2013, compared to net charges of $16 million in the third quarter of 2012. The net charges in the third quarter of 2013 included: (i) $24 million of net reorganization of business charges and (ii) $8 million of charges relating to the amortization of intangibles. The net charges in the third quarter of 2012 included: (i) $10 million of net reorganization of business charges and (ii) $6 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $29 million in the third quarter of 2013, compared to net interest expense of $16 million in the third quarter of 2012. Net interest expense in the third quarter of 2013 included interest expense of $33 million, partially offset by interest income of $4 million. Net interest expense in the third quarter of 2012 included interest expense of $29 million, partially offset by interest income of $13 million. The increase in net interest expense in the third quarter of 2013 is primarily attributable to: (i) higher interest expense driven by an increase of average debt outstanding and (ii) a decrease in interest income due to lower average cash and cash equivalents during the third quarter of 2013 compared to the third quarter of 2012.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $29 million in the third quarter of 2013, as compared to $19 million in the third quarter of 2012. Net gains in the third quarter of 2013 consist primarily of a gain on the sale of one investment along with other smaller equity investment sales. Net gains in the third quarter of 2012 were primarily related to sales of multiple equity investments.
Other
Net Other income was $5 million in the third quarter of 2013, compared to net Other expense of $3 million in the third quarter of 2012. The net Other income in the third quarter of 2013 was primarily comprised of $8 million of gains from other net investment earnings, offset by a $4 million loss due to foreign currency. The net Other expense in the third quarter of 2012 was primarily comprised of a $6 million investment impairment, partially offset by $1 million of other net investment earnings.
Effective Tax Rate
We recorded $17 million of net tax expense in the third quarter of 2013, resulting in an effective tax rate of 5%, compared to $118 million of net tax expense in the third quarter of 2012, resulting in an effective tax rate of 36%. Our effective tax rate in the third quarter of 2013 was favorably impacted by $96 million of net tax benefit associated with excess foreign tax credits on undistributed foreign earnings.

The tax benefit for excess foreign tax credits relates to undistributed foreign earnings of certain non-U.S. subsidiaries reorganized under our recently implemented holding company structure, which allowed these tax credits to be realized. The tax benefit related to the excess foreign tax credits is recognized in our annual effective tax rate and will favorably impact our effective tax rate for the remainder of 2013.
Net Earnings attributable to Motorola Solutions Inc.
After taxes, we had Net earnings attributable to Motorola Solutions Inc. of $307 million, or $1.16 per diluted share, in the third quarter of 2013, compared to net earnings from continuing operations of $206 million, or $0.72 per diluted share, in the third quarter of 2012.
The increase in Net earnings attributable to Motorola Solutions Inc. in the third quarter of 2013, as compared to the third quarter of 2012, was primarily driven by: (i) a lower effective tax rate and (ii) decreased pension expense, partially offset by: (i) a $44 million decrease in gross margin primarily due to sales declines, (ii) an unfavorable product and service mix in our Government segment, and (iii) a $13 million increase in net interest expense. The increase in earnings per diluted share was driven by higher net earnings and the reduction in shares outstanding as a result of our share repurchase program.
Results of Operations—Nine months ended September 28, 2013 compared to nine months ended September 29, 2012
Net Sales
Net sales were $6.2 billion in the first nine months of 2013, down $65 million, or 1%, compared to net sales of $6.3 billion in the first nine months of 2012. The decrease in net sales reflects a $46 million, or 2%, decrease in net sales in the Enterprise segment driven by declines in North America and Latin America, and a $19 million decrease in net sales in the Government segment driven by a decline in APME.
Gross Margin
Gross margin was $3.0 billion, or 48.9% of net sales, in the first nine months of 2013, compared to $3.1 billion, or 49.9% of net sales, in the first nine months of 2012. The decrease in gross margin percentage was primarily driven by the Enterprise segment and is due to: (i) lower iDen sales, which typically have higher margins, (ii) lower gross margin percentages in our data capture product group, and (iii) higher Psion sales, which typically have lower margins. These margin percentage decreases were partially offset by margin increases in legacy mobile computing products and foreign exchange favorability. Gross margin percentage in the Government segment was flat for the first nine months of 2013, compared to the first nine months of 2012.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 6% to $1.4 billion, or 22.1% of net sales, in the first nine months of 2013, compared to $1.5 billion, or 23.2% of net sales, in the first nine months of 2012. The decrease in SG&A expenditures is primarily due to reduced compensation expenses, including pension expense, partially offset by incremental expenses relating to the Psion acquisition.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased $3 million to $782 million, or 12.6% of net sales, in the first nine months of 2013, compared to $785 million, or 12.5% of net sales, in the first nine months of 2012. The decrease in R&D expenditures is primarily due to reduced compensation expenses, partially offset by incremental expenses relating to the Psion acquisition.
Other Charges
We recorded net charges of $75 million in Other charges in the first nine months of 2013, compared to net charges of $48 million in the first nine months of 2012. The net charges in the first nine months of 2013 included: (i) $55 million of net reorganization of business charges and (ii) $20 million of charges relating to the amortization of intangibles. The net charges in the first nine months of 2012 included: (i) $30 million of net reorganization of business charges and (ii) $18 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $85 million in the first nine months of 2013, compared to net interest expense of $46 million in the first nine months of 2012. Net interest expense in the first nine months of 2013 included interest expense of $100 million, partially offset by interest income of $15 million. Net interest expense in the first nine months of 2012 included interest expense of $79 million, partially offset by interest income of $33 million. The increase in net interest expense in the first nine months of 2013 compared to the first nine months of 2012 is primarily attributable to: (i) higher interest expense driven by an increase of average debt outstanding and (ii) a decrease in interest income due to lower average cash and cash equivalents.

Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $36 million in the first nine months of 2013, as compared to $39 million in the first nine months of 2012. Net gains in the first nine months of 2013 consist primarily of a gain on the sale of one specific equity investment along with other smaller equity investment sales. Net gains in the first nine months of 2012 were primarily related to sales of multiple equity investments.
Other
Net Other income was $1 million in the first nine months of 2013, compared to net Other expense of $18 million in the first nine months of 2012. The net Other income in the first nine months of 2013 was primarily comprised of: (i) $7 million of other net investment earnings and (ii) $7 million of other non-operating gains, partially offset by (i) an $8 million loss on foreign currency and (ii) investment impairments of $5 million. The net Other expense in the first nine months of 2012 was primarily comprised of (i) an $11 million loss on foreign currency, (ii) investment impairments of $8 million, and (iii) a $6 million loss from the extinguishment of debt, partially offset by $3 million of other net investment earnings.
Effective Tax Rate
We recorded $8 million of net tax benefit in the first nine months of 2013, resulting in a negative effective tax rate, compared to $266 million of net tax expense in the first nine months of 2012, resulting in an effective tax rate of 33%. Our effective tax rate in the first nine months of 2013 was favorably impacted by: (i) $224 million of net tax benefit associated with excess foreign tax credits on undistributed foreign earnings, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to our assertion that certain earnings are now permanently reinvested, and (iii) a $14 million tax benefit for prior year R&D tax credits.
The tax benefit for excess foreign tax credits relates to undistributed foreign earnings of certain non-U.S. subsidiaries reorganized under our recently implemented holding company structure, which allowed these tax credits to be realized.  The tax benefit related to the excess foreign tax credits is recognized in our annual effective tax rate and will favorably impact our effective tax rate for the remainder of 2013.
Our effective tax rate in the first nine months of 2012 was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in unrecognized tax benefits for facts that then indicated the extent to which certain tax positions were more-likely-than-not of being sustained.
Earnings from Continuing Operations
After taxes, we had net earnings from continuing operations of $757 million, or $2.77 per diluted share, in the first nine months of 2013, compared to net earnings from continuing operations of $542 million, or $1.80 per diluted share, in the first nine months of 2012.
The increase in net earnings from continuing operations in the first nine months of 2013, as compared to the first nine months of 2012, was primarily driven by: (i) a lower effective tax rate and (ii) decreased pension expense, partially offset by: (i) a $92 million decrease in gross margin primarily due to sales declines and an unfavorable product and service mix in our Enterprise segment and (ii) a $39 million increase in net interest expense. The increase in earnings per diluted share was driven by higher net earnings and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In the first nine months of 2013, we had no earnings from discontinued operations, compared to $3 million of earnings from discontinued operations, or $0.01 per diluted share, in the first nine months of 2012. The earnings from discontinued operations in the first nine months of 2012 were primarily driven by a purchase price adjustment of a previously disposed business, offset by a loss related to the exit of the amateur, marine and airband business.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended September 28, 2013 and September 29, 2012 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.

Government Segment
For the third quarter of 2013, the segment’s net sales represented 69% of our consolidated net sales, compared to 71% of our consolidated net sales for the third quarter of 2012. For the first nine months of 2013, the segment’s net sales represented 69% of our consolidated net sales, compared to 68% of our consolidated net sales for the first nine months of 2012.

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Segment net sales	$1,465	$1,521	(4)%	$4,262	$4,281	—%
Operating earnings	252	273	(8)%	647	620	4%
Three months ended September 28, 2013 compared to three months ended September 29, 2012
The segment’s net sales decreased $56 million, or 4%, to $1.5 billion in the third quarter of 2013, as compared to $1.5 billion during the third quarter of 2012. The decrease in net sales in the Government segment reflects a decrease in: (i) mission-critical radio and (ii) professional and commercial radio products. On a geographic basis, net sales declined in North America and APME, increased in EA, and were flat in Latin America compared to the year-ago quarter. Sales in North America to state and local government entities continued to be strong but were countered by weakness in sales to the U.S. federal government where we saw lower than normal orders at the end of the third quarter of 2013. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s sales in the third quarter of 2013 and 65% of the segment’s net sales in the third quarter of 2012.
The segment had operating earnings of $252 million in the third quarter of 2013, compared to $273 million in the third quarter of 2012. The decrease in operating earnings was primarily due to: (i) a decrease in net sales and (ii) a decrease in gross margin as a percentage of net sales, primarily from a product mix change in our mission-critical radio portfolios as well as the overall mix between products and service revenues, partially offset by a decrease in SG&A expenses, driven by a decrease in compensation expenses, including pension expense. As a percentage of net sales in the third quarter of 2013 as compared to the third quarter of 2012, gross margin was 2% lower, SG&A expenditures decreased, and R&D expenditures decreased.
Nine months ended September 28, 2013 compared to nine months ended September 29, 2012
The segment’s net sales decreased $19 million, to $4.3 billion in the first nine months of 2013, as compared to $4.3 billion in the first nine months of 2012. The decrease in net sales in the Government segment reflects a decrease in sales of: (i) professional and commercial radio and (ii) mission-critical radio products. On a geographic basis, net sales declined in APME, were flat in North America and Latin America, and increased in EA, compared to the first nine months of 2012. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 64% of the segment’s net sales in the first nine months of 2013 and 2012.
The segment had operating earnings of $647 million in the first nine months of 2013, compared to $620 million in the first nine months of 2012. As a percentage of net sales in the first nine months of 2013 as compared to the first nine months of 2012, gross margin was flat, SG&A expenditures decreased, and R&D expenditures decreased. The increase in operating earnings was primarily due to a decrease in SG&A expenses, driven by a decrease in compensation expenses, including pension expense, partially offset by a decrease in net sales resulting in lower gross margin.
Enterprise Segment
For the third quarter of 2013, the segment’s net sales represented 31% of our consolidated net sales, compared to 29% of our consolidated net sales for the third quarter of 2012. For the first nine months of 2013, the segment’s net sales represented 31% of our consolidated net sales, compared to 32% of our consolidated net sales for the first nine months of 2012.

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Segment net sales	$647	$632	2%	$1,930	$1,976	(2)%
Operating earnings	68	51	33%	155	213	(27)%
Three months ended September 28, 2013 compared to three months ended September 29, 2012
The segment’s net sales increased $15 million, or 2%, to $647 million in the third quarter of 2013, as compared to $632 million in the third quarter of 2012. The 2% increase in net sales in the Enterprise segment reflects an increase in mobile computing products, driven by the acquisition of Psion, partially offset by a decrease in: (i) data capture equipment sales (ii) WLAN, and (iii) iDEN. The increase in net sales for the segment reflects an increase in EA and APME, offset by a decline in

North America and Latin America, compared to the year-ago quarter. The increases in EA and APME were primarily driven by mobile computing sales, with EA net sales increasing due to the Psion acquisition. The decline in North America was driven by lower sales in the data capture and mobile computing product groups as a result of fewer large deals as customers have deferred information technology hardware spend, while the decline in Latin America was driven by the anticipated decline in iDEN. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 44% of the segment’s net sales in the third quarter of 2013 and 46% of the segment’s net sales in the third quarter of 2012.
The segment had operating earnings of $68 million in the third quarter of 2013, compared to $51 million in the third quarter of 2012. The increase in operating earnings was due to: (i) an increase in net sales resulting in higher gross margin and (ii) a decrease in SG&A expenses, which was driven by reduced compensation expenses, including pension expense, partially offset by incremental expenses relating to the Psion acquisition. Gross margin was flat as a percentage of net sales, SG&A expenditures decreased, and R&D expenditures decreased in the third quarter of 2013 as compared to the third quarter of 2012.
Nine months ended September 28, 2013 compared to nine months ended September 29, 2012
The segment’s net sales decreased $46 million, or 2%, to $1.9 billion in the first nine months of 2013, as compared to net sales of $2.0 billion in the first nine months of 2012. The 2% decrease in net sales in the Enterprise segment reflects a decrease in sales of: (i) iDEN, (ii) data capture, and (iii) WLAN equipment as a result of fewer large deals as customers have deferred information technology hardware spend, partially offset by an increase in mobile computing sales due to the Psion acquisition. The decrease in net sales for the segment reflects a decline in North America and Latin America, offset by an increase in EA and APME, compared to the first nine months of 2012. The decline in North America was driven by lower sales in the data capture and WLAN product groups, while the decline in Latin America was driven by the anticipated decline in iDEN. The increases in EA and APME were primarily driven by mobile computing sales, with EA net sales increasing due to the Psion acquisition. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 45% of the segment’s net sales in the first nine months of 2013 and 47% of the segment’s net sales in the first nine months of 2012.
The segment had operating earnings of $155 million in the first nine months of 2013, compared to operating earnings of $213 million in the first nine months of 2012. As a percentage of net sales in the first nine months of 2013 as compared to the first nine months of 2012, gross margin was 2% lower, SG&A expenditures decreased, and R&D expenditures were flat. The decrease in operating earnings was due to: (i) a decline in gross margin primarily attributable to the anticipated decline in iDEN sales, which typically have higher margins, (ii) an increase in Psion sales with lower margins, and (iii) an unfavorable product and service mix. The decrease in SG&A expenses was driven by a decrease in compensation expenses, including pension expense, partially offset by incremental expenses relating to the Psion acquisition.

Reorganization of Businesses
During the first nine months of 2013, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the third quarter of 2013, we recorded net reorganization of business charges of $32 million related to the separation of approximately 300 employees, of which 200 were indirect employees and 100 were direct employees.  Of the $32 million, $24 million of charges were recorded within Other charges and $8 million of charges in Cost of sales in our condensed consolidated statements of operations. The $32 million of charges are made up of $31 million for employee separation costs and $1 million for exit costs.
During the nine months ended September 28, 2013, we recorded net reorganization of business charges of $71 million related to the separation of approximately 1,000 employees, of which 500 were indirect employees and 500 were direct employees.  The $71 million recorded for net reorganization of business charges included $55 million of charges in Other charges and $16 million of charges in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $71 million are charges of $77 million for employee separation costs and $1 million for exit costs, offset by $7 million of reversals for accruals no longer needed.
During the three months ended September 29, 2012, we recorded net reorganization of business charges of $13 million related to the separation of approximately 700 employees, of which 500 were indirect employees and 200 were direct employees.  Included in the aggregate $13 million of charges were $10 million of charges in Other charges and $3 million of charges in Costs of sales in our condensed consolidated statements of operations.
During the nine months ended September 29, 2012, we recorded net reorganization of business charges of $36 million, including $30 million of charges in Other charges and $6 million of charges in Costs of sales in our condensed consolidated statements of operations. Included in the aggregate $36 million are charges of $43 million for employee separation costs and $1 million for building impairment charges, offset by $8 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $14 million during the remaining three months of 2013 from the plans that were initiated during the first nine months of 2013. Beyond 2013, we expect the reorganization plans initiated during the first nine months of 2013 to provide annualized cost savings of approximately $82 million, consisting of: (i) $49 million of savings in SG&A expenses, (ii) $17 million of savings in Cost of sales, and (iii) $16 million of savings in R&D expenditures.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Government	$20	$8	$45	$24
Enterprise	12	5	26	12
	$32	$13	$71	$36
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $45 million in the first nine months of 2013, and $41 million in the first nine months of 2012. Of the $61 million of reorganization of businesses accruals at September 28, 2013, $57 million relate to employee separation costs and are expected to be paid in 2013 and 2014. The remaining $4 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our (i) cash and cash equivalent balances and (ii) Sigma Fund and short-term investments by $713 million from $3.6 billion as of December 31, 2012 to $2.9 billion as of September 28, 2013. The change in the balances is primarily due to $1.5 billion of capital returned to shareholders through share repurchases and dividends paid during the first nine months of 2013, partially offset by: (i) $593 million of net proceeds from the issuance of debt and (ii) $203 million generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $1.7 billion at September 28, 2013 and $1.5 billion at December 31, 2012. At September 28, 2013, $514 million of this amount was held in the U.S. and approximately $1.2 billion was held by the Company or its subsidiaries in other countries (including $315 million in China and $282 million in the United Kingdom). At both September 28, 2013 and December 31, 2012, restricted cash was $63 million (including $3 million held outside the U.S.).
Repatriation of foreign funds continues to be important given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first nine months of 2013, we repatriated $141 million in funds to the U.S. from international jurisdictions. We have approximately $1.0 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without an additional income tax charge, given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits. In the third quarter of 2013, we made a $150 million cash tax payment, including $87 million for withholding taxes associated with an intercompany foreign dividend and $63 million for previously accrued non-U.S. income taxes associated with the settlement of an income tax audit.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Net cash provided by operating activities from continuing operations in the first nine months of 2013 was $203 million, as compared to $504 million in the first nine months of 2012. Operating cash flows in the first nine months of 2013, as compared to the first nine months of 2012, were negatively impacted by: (i) the timing of our long term contract milestone billings, (ii) timing of sales later in the third quarter of 2013 which unfavorably affected receivable collections, (iii) timing of accounts payable, (iv) lower operating earnings, and (v) Indian tax deposits of $43 million, partially offset by a reduction in pension contributions of $218 million during the first nine months of 2013, compared to the first nine months of 2012.

In the first quarter of 2013, $43 million was seized by the Indian tax authorities from our Indian subsidiary related to Indian income tax and interest assessments currently under review by the Indian and U.S. Competent Authorities. We have appealed the Indian tax authorities' seizure of the funds and believe that we will ultimately prevail on this matter.
We contributed $122 million to our U.S. pension plans during the first nine months of 2013, compared to $340 million contributed in the first nine months of 2012. Subsequent to quarter end, we contributed an additional $26 million to our U.S. pension plans. We now expect to make cash contributions of approximately $150 million to our U.S. pension plans in 2013. We contributed $24 million to our non-U.S. pension plans during the first nine months of 2013, compared to $24 million contributed in the first nine months of 2012.
Investing Activities
Net cash provided by investing activities was $883 million in the first nine months of 2013, compared to $1.3 billion in the first nine months of 2012. This $459 million decrease was primarily due to the $1.5 billion of proceeds from sales of Sigma Fund investments in the first nine months of 2012, as compared to $1.0 billion of proceeds from Sigma Fund investments in the first nine months of 2013.
Sigma Fund: We and our wholly-owned subsidiaries invest most of our U.S. dollar-denominated cash in a fund, which we refer to as the Sigma Fund, that allows us to efficiently manage our cash around the world. The aggregate fair value of Sigma Fund investments was $1.2 billion at September 28, 2013 (including $659 million held outside the U.S.), compared to $2.1 billion at December 31, 2012 (including approximately $1.0 billion held outside the U.S.).
At September 28, 2013 and December 31, 2012, the Sigma Fund was invested in cash and U.S. government, agency and government-sponsored enterprise obligations.  The investments had a weighted average maturity of less than 30 days.  This reflects a strategic decision to prioritize liquidity and capital preservation.
We continually assess our cash needs and continue to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund are more than adequate to meet our current operating requirements over the next twelve months. During those twelve months, we expect to use cash in excess of what is required to run the business for dividends, capital expenditures, and a combination of share repurchases and acquisitions.
Acquisition and Investments: The Company used net cash for acquisitions and new investment activities of $27 million during the first nine months of 2013 compared to receiving net cash proceeds of $61 million in the first nine months of 2012. The $27 million used for new investments and businesses in the first nine months of 2013 relates to a number of small investments. The net cash proceeds of $61 million in the first nine months of 2012 primarily relates to an agreement reached with Nokia Siemens Networks B.V. during the period to assume the Norwegian Terrestrial Trunked Radio (“TETRA”) public safety network. Under this arrangement we broadened our scope from being a sub-supplier of the technology for the core TETRA digital radio communications infrastructure to become the prime contractor, including all managed services for the rollout, implementation, and operation of the system.
Capital Expenditures: Capital expenditures decreased in the first nine months of 2013 to $125 million, compared to $140 million in the first nine months of 2012, primarily driven by a decrease in network build out expenditures related to our services group.
Sales of Investments and Businesses: We had $54 million of proceeds related to the sales of investments and businesses in the first nine months of 2013, compared to $38 million used for investments and businesses in the first nine months of 2012. The proceeds in the first nine months of 2013 were primarily comprised of proceeds from sales of equity investments. The $38 million used for investments and businesses in the first nine months of 2012 primarily relates to payments to NSN related to the purchase price adjustment from the sale of the Networks business, partially offset by proceeds from sales of certain equity investments.
Financing Activities
Net cash used for financing activities was $825 million in the first nine months of 2013, compared to $2.0 billion in the first nine months of 2012. Cash used for financing activities in the first nine months of 2013 was primarily comprised of: (i) $1.3 billion used for purchases of our common stock under our share repurchase program and (ii) $212 million of cash used for the payment of dividends, partially offset by: (i) $593 million of net proceeds from the issuance of debt and (ii) $109 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first nine months of 2012 was primarily comprised of: (i) $2.1 billion used for purchases of our common stock under our share repurchase program, (ii) $412 million of cash used for the repayment of debt, and (iii) $197 million of cash used for the payment of dividends, partially offset by: (i) $747 million of net proceeds from the issuance of debt and (ii) $79 million of net cash received from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plans.
Long-Term Debt: We had outstanding long-term debt of $2.5 billion at September 28, 2013, and $1.9 billion at December 31, 2012, net of current portions of $4 million at both September 28, 2013 and December 31, 2012. In the first quarter of 2013, we issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due March 1, 2023, recognizing net proceeds of $588 million, after debt discount and issuance costs.
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
We continue to assess our capital structure and address opportunities to return capital to shareholders.  Depending on prevailing market conditions, we expect our capital structure to be in a “net debt” (cash and cash equivalents plus Sigma Fund and short term investments less long-term debt) position during 2014.
Share Repurchase Program: We paid an aggregate of $425 million during the third quarter of 2013, including transaction costs, to repurchase 7.5 million shares at an average price of $56.60 per share. We paid an aggregate of $1.3 billion during the first nine months of 2013, including transaction costs, to repurchase approximately 23 million shares at an average price of $58.05 per share. All repurchased shares have been retired.
As of September 28, 2013, we have used approximately $4.9 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $2.1 billion of authority available for future repurchases.
Payment of Dividends: During the nine months ended September 28, 2013, we paid $212 million in cash dividends to holders of our common stock. Subsequent to September 28, 2013, we paid $80 million in cash dividends to holders of our common stock. During the third quarter of 2013, our Board of Directors approved an increase in the quarterly cash dividend from $0.26 per share to $0.31 per share of common stock.
Credit Facilities
As of September 28, 2013, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 28, 2013. We did not borrow under the 2011 Motorola Solutions Credit Agreement during the nine months ended September 28, 2013.
Long-Term Customer Financing Commitments
Outstanding Commitments: Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $108 million at September 28, 2013, compared to $84 million at December 31, 2012.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $19 million at September 28, 2013, compared to $60 million at December 31, 2012. These long-term receivables are generally interest bearing, with interest rates generally ranging from 2% to 13%.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Proceeds received:
Accounts receivable sales proceeds	$4	$5	$6	$12
Long-term receivables sales proceeds	37	32	90	156
Total proceeds from sales of accounts receivable	$41	$37	$96	$168

At September 28, 2013, we had retained servicing obligations for $391 million of sold long-term receivables, compared to $375 million of sold long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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

Recent Accounting Pronouncements
In February 2013, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the scope of updates that exist within our statement of financial position at the beginning of the year of adoption. This guidance will be effective for us beginning January 1, 2014. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.
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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists."  The ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when: (1) settlement in this manner is available under the tax law and (2) the Company intends to use the deferred tax asset for that purpose. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At September 28, 2013, we had outstanding foreign exchange contracts with notional amounts totaling $762 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 28, 2013 and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	September 28, 2013	December 31, 2012
British Pound	$213	$225
Chinese Renminbi	(155)	(99)
Norwegian Krone	(107)	(48)
Euro	(88)	(9)
Malaysian Ringgit	65	30
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) our business strategies and expected results, (b) the impact of the reorganization of certain non-U.S. subsidiaries on our expected effective tax rate, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) our ability and cost to repatriate funds, (e) future cash contributions to pension plans, (f) our ability and cost to access the capital markets at our current ratings, (g) our plans with respect to the level of outstanding debt, (h) the return of capital to shareholders through dividends and/or repurchasing shares, (i) the adequacy of our cash balances, short-term investments, and Sigma Fund investments to meet current operating requirements, (j) expected commitments under long-term financing, (k) potential contractual damages claims, (l) the outcome and effect of ongoing and future legal proceedings, and (m) the impact of recent accounting pronouncements, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our business.  The first phase was successfully implemented during the third quarter of 2012 with no significant changes to our internal controls over financial reporting. The second phase is now expected to be completed during the first quarter of 2014.
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

Part II—Other Information
Item 1. Legal Proceedings
The proceeding referenced below refers to Motorola, Inc., our former name, and we have not changed the court description to refer to Motorola Solutions, Inc.

Silverman Federal Securities Class Action Case
A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The operative amended complaint primarily alleges that the defendants knowingly made incorrect statements concerning Motorola's projected revenues for the third and fourth quarter of 2006. The complaint also challenges Motorola's accounting and disclosures for certain transactions entered into in the third quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. On August 25, 2009, the district court granted plaintiff's motion for class certification. On February 1, 2012, the parties in the Silverman litigation signed a settlement agreement to resolve all claims in that case for $200 million, $150 million of which is being paid by the Company's insurance carriers. The district court approved the settlement agreement on May 9, 2012. Two appeals were filed from the judgment entered pursuant to the settlement, one challenging the court's approval of certain terms of the settlement, and the other challenging the fee award to the attorneys for the class.  The appeals court rejected both appeals in the third quarter of 2013, upholding the settlement approved by the district court.  Accordingly, we will no longer be reporting on this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 28, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
6/30/13 to 7/27/13	2,135,363	$58.56	2,135,363	$2,418,215,029
7/28/13 to 8/24/13	3,435,023	$54.98	3,435,023	$2,229,359,067
8/25/13 to 9/28/13	1,939,044	$57.31	1,939,044	$2,118,236,718
Total	7,509,430	$56.60	7,509,430

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, and July 22, 2013, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 28, 2013, the Company had used approximately $4.9 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
October 23, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith