Form 10-K
period 2013-12-31
Motorola Solutions, Inc.
filed 2014-02-13
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the Registrant’s most recently completed second quarter) was approximately $13.6 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2014 was 253,865,362.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 5, 2014, are incorporated by reference into Part III.

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
Item 1: Business
General
We design, manufacture, and sell communications infrastructure, devices, system software and applications, and provide services associated with their use. Our products and services are designed to help our government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforce and can be found in a wide range of workplaces, from the retail floor to the warehouse floor, and from the small town police station to the most secure government offices.
We conduct our businesses globally and manage them by product lines. Our broad lines of products are categorized into two segments, which are:
Government: The Government segment includes public safety communications systems, professional and commercial two-way communication systems, and the devices, system software and applications that are associated with these products. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for communication systems, as well as lifecycle management solutions and a portfolio of managed system services.
Enterprise: The Enterprise segment includes rugged and enterprise-grade mobile computers and tablets, laser/imaging/radio frequency identification (“RFID”) based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and applications that are associated with these products. Enterprise service revenues include maintenance, integration, and device and network management.
We were incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.
Government Segment
The Government segment's products and services are sold to a wide range of customers, including government, public safety and first-responder agencies, municipalities and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2013, the Government segment's net sales represented approximately 69% of Motorola Solutions’ consolidated net sales.
Our Industry, Products, and Services
The Government segment has the following principal product lines:
Public Safety Radio Systems: We offer an extensive portfolio of network infrastructure, devices, system software and applications, and provide services based on standards, including our "ASTRO" products, which meet the Association of Public-Safety Communications Officials Project 25 (“APCO P25”) standard, and our "Dimetra" products which meet the European Telecommunications Standards Institute (“ETSI”) Terrestrial Trunked Radio (“TETRA”) standard, as well as broadband technologies (Long-Term Evolution (“LTE”) and WiFi).  In addition, we offer critical system software and applications and the ability to integrate application platforms in the public safety command center, including voice, computer aided dispatch, and multimedia, including video.
Professional & Commercial Radio Systems ("PCR"): We offer an extensive portfolio of radios and communication systems to enhance productivity and safety for mobile and field workers in the hospitality, education, manufacturing, transportation, utilities and retail industries. Our products offer a broad range of price points, functionality and form factors to meet varying customer needs. Our digital line of MOTOTRBO products meet the open Digital Mobile Radio ("DMR") standard developed by ETSI.

Services: Services in this segment are comprised of integration and customization services, installation, and maintenance services for both public safety and private communications networks. Our lifecycle management services have been expanded to include: (i) offerings which maintain system operations via hardware and software maintenance, (ii) device management, (iii) migration assistance programs to ensure the customer system remains up-to-date on software and hardware, and (iv) full turn-key managed service agreements where we maintain and manage networks on the customers' behalf.
Our Strategy and Focus Areas
Our strategy in the Government segment is to partner with our customers to enable them to efficiently deliver reliable services through our innovative products and best-in-class services. We have a history of delivering these products and services by focusing on the following areas:

•	Building technology that is second nature to the mission-critical user

•	Building technology that improves productivity and safety

•	Driving innovation and thought leadership

•	Ensuring security and resiliency

•	Providing ongoing support for customer investments

•	Delivering complete solutions, comprised of infrastructure, devices, system software and applications, and services to solve complex communication needs
This focus provides us with the leadership position we have in our core products. We have demonstrated strong and consistent financial results by: (i) leading the ongoing migration to digital products, (ii) managing the public/private convergence of 700MHz public safety systems in the U.S. and digital dividend spectrum worldwide, (iii) continuing to innovate APCO P25, TETRA and DMR standards-based voice and data communication systems around the world, and (iv) enhancing our services offerings through network and application integration, and network and device management.
We believe we have the scale and global presence in the Government segment to continue to maintain a leadership position in our core products. We have over 10,000 systems deployed in over 130 countries around the world. These systems have a multi-year useful life to the customer. We believe many of our government and commercial customers globally have yet to replace aged analog communications networks with next generation digital systems that enable enhanced features and more efficient use of spectrum, providing us opportunities to help customers migrate to these digital systems.
New functionality and new markets continue to emerge in the industry which provide us opportunities for growth by enhancing the value we deliver as a full solutions vendor. Our Government segment pursues a growth strategy which includes: (i) the development of next-generation public safety solutions including devices, public safety LTE systems, and critical command center applications that include voice, data and video, (ii) development of new products for use in vertical market expansion, (iii) geographical penetration, and (iv) on-going refresh of our product portfolio.
Our investment in research and development ("R&D") for next generation public safety broadband networks based on the LTE standard is a reflection of our belief that LTE is an important next generation tool for our public safety and first-responder customers. We believe our expertise in both public and private mission critical and business critical networks makes us well-positioned to provide public safety LTE solutions. We are developing a robust public safety LTE product portfolio and pursuing FirstNet early adopters, as well as customers with access to spectrum. We are pursuing our international funnel of LTE solutions while the United States ("U.S.") completes its LTE implementation plan (see Regulatory Matters for further discussion).
We continue to pursue different geographies as part of our growth strategy. Geographical penetration is accelerated by our investments supporting: (i) different regional interfaces, (ii) different languages, (iii) tailored form factors, and (iv) unique feature sets.
Our Government segment growth strategy also includes the development of products and services for core-adjacent markets outside of the public safety and commercial markets we currently serve. A portion of our new product introductions in recent years include specialized products for the hospitality, mining, classified communications, military, transportation, education and utility vertical markets ("verticals").
Our Customers
We address the communication needs of government agencies, state and local public safety and first-responder agencies, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. Our customers rely on us for the expertise, products and services we provide and trusting our years of innovation. By partnering with customers and observing how our products can help in their specific industries, we are able to enhance our customers’ experience. We believe government and commercial customers globally are just beginning to experience the benefits of converged wireless communications, mobility and efficiencies realized through mobile broadband.

Our largest customer is the U.S. government (through multiple contracts with its various branches and agencies, including the armed services), which represented approximately 8% of the segment's net sales and 6% of the Company's net sales in 2013. The loss of this customer could have a material adverse effect on our revenue and earnings over several quarters, because some of our contracts with the U.S. government are long-term. All contracts with the U.S. government are subject to cancellation at the convenience of the U.S. government.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 64% of the segment’s net sales in 2013 and approximately 63% in 2012.
Our sales model includes both direct sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our channel partners include distributors, value added resellers and independent software vendors. Resellers and distributors each have their own sales organizations that complement and extend the reach of our sales force. With deep expertise in individual customers' operations, resellers and distributor are very effective in promoting sales of our product portfolio. The independent software vendors in our channel partner program offer customized applications that meet specific needs in the vertical markets we serve.
Our Competition
The markets in which we operate are highly competitive. Key competitive factors include: product performance, product features, product quality, availability, warranty, price, availability of vendor financing, quality and availability of service, company reputation and financial strength, partner community, and relationships with key customers. Our strong relationships with customers and partners, strong brand, technology leadership, breadth of portfolio, product performance and support position us well for success.
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. Competitors include: Alcatel-Lucent, Cassidian, Harris, Hytera, Kenwood, Sepura and Tait.
Large system integrators, such as Northrop Grumman and Raytheon, are seeking to move further into the government customer space. We and our competitors may serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements. Where favorable, we may partner with large system integrators to make available our portfolio of network infrastructure, devices, system software and applications and services.
Several other competitive factors may have an impact on our Government segment, including: evolving developments in the 700 MHz band, increasing investment by broadband and IP solution providers, and new low-tier vendors. As demand for fully integrated voice, data, and broadband systems continue, we may face additional competition from public telecommunications carriers and telecommunications equipment providers.
Enterprise Segment
The Enterprise segment's products and services are sold to a wide range of enterprise customers, including those in retail, hospitality, transportation and logistics, manufacturing, warehouse and distribution centers, energy and utilities, education and healthcare. In 2013, the Enterprise segment's net sales represented approximately 31% of Motorola Solutions' consolidated net sales.
Our Industry, Products and Services
The Enterprise segment has the following principal product lines:
Enterprise Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products in a variety of specialized form factors for specific enterprise applications. These form factors include handheld mobile computers, gun handle mobile computers, tablets, vehicle mounted computers and wearable computers. These specialized computers are used in industrial applications (e.g. inventory management in warehouses and distribution centers), field mobility applications (e.g. field service, post and parcel, and direct store delivery) and customer facing applications (e.g. mobile point of sale and staff communication). Our product lines feature products based on both Microsoft and Android operating systems and support local-area and wide-area voice and/or data communications. Our mobile computing products often include barcode scanning, Global Positioning System (“GPS”) and RFID features. We also provide accessories and software applications to complement our mobile computers.
Data Capture: We produce a wide array of bar code scanners and RFID products for a variety of verticals. Our bar code scanning portfolio includes fixed, handheld and vehicle-mounted laser scanners and linear and area imagers. These devices can collect and wirelessly decode bar codes and transmit the resulting data to enterprise systems. Our RFID products include fixed, handheld and vehicle-mounted RFID readers. Our RFID product line is focused on passive ultra high frequency ("UHF") technology and complies with the electronic product code global Generation 2 UHF standard and similar standards around the world. We also provide accessories and software to complement our barcode scanners and RFID products.

WLAN: We bring wireless broadband capabilities and WLAN primarily to retail, transportation and logistics, and to hospitality enterprises through WLAN switches, controllers, and access points. Our WLAN solution is optimized for these enterprise needs, including an architecture which minimizes the information technology resources required in retail branches, indoor and outdoor access for distribution centers, and access points designed specifically for hospitality guest rooms.
iDEN: We design and deliver network infrastructure, software, and services supporting the iDen mobile communication technology. iDEN infrastructure provides integrated trunked radio, cellular telephone, and data services.
Services: Our Enterprise service offerings have historically been primarily related to product support. However, we have expanded our services offerings to also include network integration and network and device management, as well as mobility consulting.
Our Strategy
Our strategy in the Enterprise segment is to deliver technologies to empower the mobile worker, enable real-time asset visibility and engage the smart consumer. We invest in R&D to maintain technology leadership in key product technologies such as scanning and imaging engines. We also continuously invest in refreshing the technology and capabilities of our main product lines and in creating the next generation of category leading products. Our goal is to be able to offer the broadest product portfolios in this segment's verticals to help capture new customers and offer the best product alternatives to current customers in need of new products. We are also a global business and continuously work to increase our presence and position in the largest and fastest growing markets in the world. We believe that long-term growth opportunities exist within the Enterprise segment, as the global workforce continues to become more mobile and enterprise customers continue to focus on improving their workforce efficiency and productivity.
In our Enterprise Mobile Computing product group, we are expanding our devices portfolio to address the needs of an increasingly mobile workforce. We are also helping our customers navigate an industry transition in mobile operating systems by offering products with both Microsoft and Android operating systems. In addition, we offer our RhoMobile Suite, a set of development tools that help businesses write, integrate, deploy and manage applications on enterprise devices that work across platforms, from iOS and Android to Windows Mobile. In our Data Capture product group, we are investing in 2D imaging technology and products in order to be well positioned as the industry transitions from 1D laser based barcodes to 2D barcodes. We are also expanding our devices portfolio to address new markets, including bioptic and linear scanning and imaging. In our WLAN product group, we are investing in application and services to complement our portfolio of wireless infrastructure and device products in order to help our customers achieve their business objectives.
Our Customers
Our products and services are sold to a wide range of enterprise customers, principally those in retail, transportation and logistics, including warehouse and distribution centers, manufacturing, hospitality, energy and utilities, education and healthcare. These customers operate a large and diverse mobile workforce and are continuously focused on improving their operations through greater employee efficiency, greater asset visibility and superior customer service. Our product and services portfolio delivers attractive return on technology investment for our customers. In addition to serving our existing customers, we believe that we have opportunities to pursue profitable growth by deepening our reach across lesser served vertical markets. For example, our Psion acquisition in 2012 improved our position in industrial manufacturing, shipping yards, and cold chain.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 44% of the segment’s net sales in 2013 and approximately 47% in 2012.
Our sales model includes both direct sales by our in-house sales force and sales through our channel partner program. Our channel partners include: distributors, value added resellers and independent software vendors. Resellers and distributors each have their own sales organizations that complement and extend the reach of our sales force. With deep expertise about specific customers' operations, resellers are very effective in promoting sales of our product portfolio. The independent software vendors in our channel partner program offer customized applications that meet specific needs in each vertical market we serve. Our Enterprise segment utilizes our channel partners more extensively than our Government segment, as the products of this segment generally support a broad range of applications.
Our Competition
The markets in which we operate are highly competitive.  Economic pressure, growth of mobile workers worldwide, industry consolidation, business model evolution and technology shifts are creating opportunities for established and new competitors.  Key competitive factors include product and services portfolio breadth, product performance, product and service availability and warranty, product and service quality, strength of company relationships with customers and partners, and company reputation.  Our strong relationships with customers and partners, strong brand, history of innovation, product portfolio breadth, strong position in data capture technologies, superior product design and performance, and evolving services offerings, which allow our customers to outsource significant portions of their network management needs, position us well for success.

We experience widespread competition from a growing number of existing and new competitors, including present manufacturers of data capture devices, notebook computers and tablets, smart phones, cordless phones, and cellular/WLAN/wired infrastructure equipment. Competitors include: Apple, Aruba, Bluebird, Cisco, Datalogic, HP, Honeywell (which recently acquired Intermec), Panasonic, Ruckus and Samsung.
Other Information
Backlog
Our backlog includes all product and service orders that have been received and are believed to be firm. As of December 31, 2013 and December 31, 2012 our backlog was as follows:

	December 31
(In millions)	2013	2012
Government	$5,383	$4,937
Enterprise	833	782
	$6,216	$5,719
Approximately 32% of the Government backlog and 75% of the Enterprise backlog is expected to be recognized as revenue during 2014. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.
Research and Development
We continue to prioritize investments in R&D to expand and improve our portfolio of products through both new product introductions and continuous enhancements to our existing products.  In the Government segment our R&D programs are focused on the development of: (i) new public safety devices and infrastructure, (ii) public safety broadband networks based on the LTE standard, (iii) critical command center applications that include voice, data and video, and (iv) the development of new products for use in vertical expansion. In the Enterprise segment our R&D programs are focused on:  (i) the continuous expansion of our devices portfolio including products using both the Microsoft and Android operating systems, (ii) development of 2D imaging technology and products, (iii) expansion of our devices portfolio to address new markets including bioptic and linear scanning and imaging, and (iv) continued expansion of applications to complement our portfolio of wireless infrastructure and devices.
R&D expenditures were $1.1 billion in 2013 and 2012 and $1.0 billion in 2011. As of December 31, 2013, we had approximately 7,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
Payment Terms
Payment terms vary worldwide, depending on the arrangement. Generally, contract payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days from the invoice date in regions outside of North America. A portion of the contracts within our Government segment include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestone.
We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

Regulatory Matters
The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”). We manufacture and market products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or hand held devices. Consequently, our results could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC, NTIA or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.
As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations ceased operation in the broadcast television spectrum on June 12, 2009. As a result of this transition, 108 MHz of spectrum historically used for broadcast television, known as the 700MHz band, has been redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. The 700 MHz band spectrum is open nationwide and according to FCC records, over 193 public safety agencies throughout over 31 states have been deploying narrowband operations at 700 MHz and others are in the planning stages. These deployments create opportunities for our narrowband ASTRO solutions. For example, in August 2013, the Los Angeles Regional Interoperable Communications System Authority (LA-RICS) selected Motorola Solutions to develop a radio system that will provide mission critical communications for the region’s more than 34,000 law enforcement, fire service and health service professionals and more than 80 public safety agencies.
Thirty-four MHz of spectrum in the 700 MHz band is now allocated to support new public safety narrowband and broadband communications systems. This includes 24 MHz of spectrum previously allocated by the FCC and an additional ten MHz of spectrum (the “D block”) allocated in February 2012. The latter ten MHz allocation is the result of congressional action responding to public safety requests for additional broadband spectrum. The resulting law, Public Law 112-96, also identified up to $7 billion in funding for the nationwide public safety broadband network with $2 billion of that available near-term. Pursuant to this law, a governance structure and entity known as the First Responder Network Authority ("FirstNet") was established in August 2012 to manage deployment and operation of the network. Additional work, currently ongoing in FirstNet, is required to enable deployment of the nationwide public safety broadband network. During 2013, FirstNet released multiple Requests for Information ("RFI’s") seeking information concerning this initiative. In response, Motorola Solutions has provided input based on its experience in designing and deploying public safety communications systems. FirstNet and the FCC have also enabled the early deployment of broadband systems in several areas so that field experience can be gained regarding the benefits of broadband communications for public safety operations. In September 2012, the State of Texas received a Special Temporary Authorization ("STA") for deployment of 14 broadband sites in the Harris County area around Houston, and that authorization was extended through 2013 and they are currently in negotiations with Firstnet. The State of Texas and Harris County, with assistance from Motorola Solutions, have deployed broadband equipment and applications and successfully demonstrated the benefits such systems can bring to FirstNet and other officials. FirstNet also entered into a spectrum lease with LA-RICS, the State of New Mexico, the State of New Jersey, and Adams County, Pennsylvania, to enable early deployments of broadband equipment. Such early deployments would help speed interoperable broadband capabilities for first-responders and the experience gained regarding public safety broadband operation should benefit FirstNet in developing and implementing its plan to deploy the nationwide network.  The planned implementation of a nationwide public safety network and any additional early deployments may also create opportunities for our broadband solutions.
In March 2012, Canada released a decision to allocate ten MHz of spectrum in the 700 MHz band for public safety broadband. Subsequently, in August 2012, Canada proposed that an additional and adjacent ten MHz also be allocated to public safety for broadband use. A decision on that additional ten MHz of spectrum is expected in 2014. If adopted, this would harmonize Canada's 700 MHz band plan with that in the U.S.
In June 2013, in Mexico, the Constitutional Reform in Telecommunications Law went into effect which requires the federal government to build a nationwide broadband network through a public-private partnership, using 90 MHz from the 700 MHz band.  Deployment of this network is expected to start in 2014 and is targeted for completion by the end of 2018.  It is anticipated that broadband for public safety will be part of this network.  Currently, the government of Mexico is drafting regulations related to the implementation of this law.

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
Other Regulatory Matters
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
Intellectual Property Matters
Patent protection is important to our operations. We have a U.S. and international portfolio of patents relating to our products, systems and technologies, including research developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission critical two-way radio communications and advanced data capture. We have filed patent applications in the U.S. Patent and Trademark Office, as well as in foreign patent offices.
We license some of our patents to third-parties, but licensing revenue is not significant. We are also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. In addition, Motorola Solutions has a royalty free license under all of the patents and patent applications assigned to Motorola Mobility at the time of the separation of the two businesses in 2011 and will continue to enjoy the benefit of that license even with the acquisition of Motorola Mobility by Google and following the sale of those patents to Lenovo or others.
We actively participate in the development of standards for interoperable, mission-critical digital two-way radio systems. Our patents are used in various standards including APCO P25, ETSI, TETRA, DMR and digital private mobile radio ("dPMR"). We offer licenses to those patents on fair, reasonable and non-discriminatory terms.
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
Patents and Trademarks
We seek to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2013, we owned approximately 6,600 patents in the U.S. and in foreign countries. As of December 31, 2013, we had approximately 2,400 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2013, we were granted 300 U.S. patents and 400 patents in other countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility, which is currently owned by Google, but under contract to be sold to Lenovo.
Inventory, Raw Materials, Right of Return and Seasonality
Our practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements in a manner consistent with industry standards. We provide custom products which require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than ours, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
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
Generally, our contracts do not include a right of return, other than for standard warranty provisions; however, certain distributor partners within the commercial enterprise markets do maintain limited stock rotation rights. Due to buying customer patterns in the markets we serve, sales tend to be somewhat higher in the fourth quarter.
Environmental Quality
During 2013, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on our capital expenditures, earnings or competitive position.
Employees
At December 31, 2013, we had approximately 21,000 employees, compared to 22,000 employees at December 31, 2012.
Financial Information About Geographic Areas
The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2013 Compared to 2012” and “Results of Operations—2012 Compared to 2011” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.
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
Available Information
We make available free of charge through our website, www.motorolasolutions.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Motorola Solutions, Inc. Restated Certificate of Incorporation with Amendments

•	Conformed Restated Certificate of Incorporation of Motorola Solutions, Inc. (amended Jan. 4, 2011)

•	Certificate of Amendment to the Restated Certificate of Incorporation of Motorola, Inc. (effective Jan. 4, 2011)

•	Certificate of Ownership and Merger of Motorola Name Change Corporation into Motorola, Inc. (effective Jan. 4, 2011)

•	Motorola Solutions, Inc. Amended and Restated Bylaws

•	Board Governance Guidelines

•	Director Independence Guidelines

•	Principles of Conduct for Members of the Motorola Solutions, Inc. Board of Directors

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
We continue to face a number of risks related to current global economic conditions, including low economic growth, relatively high levels of unemployment, risk of sovereign defaults, and unstable political conditions that have and could continue to unfavorably impact our business.
Global economic conditions continue to be challenging for government and enterprise communications markets, as economic growth in the U.S. and many other countries has remained low, unemployment rates have remained high, credit markets have remained tight for certain of our counterparties and corporate capital spending has been reduced. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. The length of time these adverse economic and political conditions may persist is unknown. These global economic and political conditions have impacted and could continue to impact our business in a number of ways, including:
•Requests by Customers for Vendor Financing by Motorola Solutions: Certain of our customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases and/or the provision of solutions and services, particularly as the size and length of these types of contracts increases and as we increase our business in developing countries. Requests for vendor financing continue to increase in volume and scope, including in response to reduced tax revenue at the state and local government level and ongoing tightening of credit for certain enterprise customers. Motorola Solutions has continued to provide vendor financing to both our government and enterprise customers. We have been faced with and expect to continue to be faced with choosing between further increasing our level of vendor financing or potentially losing sales, as some of our competitors, particularly those in Asia, have been more willing to provide vendor financing to customers around the world, particularly customers in Africa and Latin America. To the extent we are unable to sell these receivables on terms acceptable to us we may retain exposure to the credit quality of our customers who we finance.
•Customers' Inability to Obtain Financing to Make Purchases from Motorola Solutions and/or Maintain Their Business: Some of our customers require substantial financing, including public financing or government grants, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds to finance purchases of our products and services and/or to meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. This risk will increase as the size and length of our contracts increases. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.
•Challenges in Budgeting and Forecasting: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures challenging.
•Potential Deferment or Cancellation of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused businesses and in some cases governments to defer or cancel purchases in response to tighter credit and decreased cash availability and declining consumer confidence. If future demand for our products declines due to economic conditions, it will negatively impact our financial results.
Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.
The markets for certain of our products are characterized by rapidly changing technologies and evolving industry standards. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from non-traditional suppliers, including manufacturers of consumer grade products for our enterprise business and public carriers for our government business. New products are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in many cases. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards, laws and regulations, and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
Our results are subject to risks related to our significant investment in developing and introducing new products. These risks include among others: (i) difficulties and delays in the development, production, testing and marketing of products, particularly when such activities are done through the use of third-party joint developers; (ii) customer acceptance of products; (iii) the development of, approval of, and compliance with industry standards and regulatory requirements; (iv) the significant amount of resources we must devote to the development of new technologies; and (v) the ability to differentiate our products and compete with other companies in the same markets.
We are exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact our business.
We enter into large, multi-year system and solutions and services contracts with large municipal, state, nation-wide government and enterprise customers. This exposes us to risks, including among others: (i) the technological risks, especially when the contracts involve new technology; (ii) financial risks, including the estimates inherent in projecting costs associated with large, long term contracts and the related impact on operating results; (iii) cyber security risk, especially in managed services contracts with enterprise and public safety customers that process personal data; and (iv) political risk, especially related to the contracts with government customers. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancelable on short notice with limited penalties. Recovery of front loaded capital expenditures in long-term managed services contracts with government and enterprise customers is dependent on the continued viability of such customers. The termination of funding for a government program or insolvency of managed services enterprise customers could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.
The expansion of our global solutions and services business creates new competitors and new and increased areas of risk that we have not been exposed to in the past and that we may not be able to properly assess or mitigate.
We plan to continue to expand our global solutions and services business by offering additional and expanded managed services for existing and new types of customers, such as designing, building, operating, managing and in some cases owning a public-safety system or other enterprise system. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multi-year projects. In some cases we must compete with a company in some business areas and cooperate with the same company in other business areas. From time to time such projects may require that we form a joint venture with our partners. Risks associated with expanding our managed services offerings include:
•We may be unable to recognize revenue from the sale of equipment in connection with managed services contracts for a period of time, which may be several years.
•We may be required to agree to specific performance metrics that meet the customer's requirement for network security, availability, reliability, maintenance and support and, in some cases, if these performance metrics are not met we may not be paid.
•The managed services business is one characterized by large subcontracting arrangements and we may not be able to obtain favorable contract terms or adequate indemnities or other protections from our subcontractors to adequately mitigate our risk to our customers.
•We are facing increasing competition from traditional system integrators and the defense industry as solutions and services contracts become larger and more complicated.
•Expansion will bring us into contact with new regulatory requirements and restrictions with which we will have to comply and may increase the costs and delay or limit the range of new solutions and services which we will be able to offer.
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
The Middle Class Tax Relief and Job Creation Act of 2012 (the “Legislation”) authorized an additional ten MHz of broadband spectrum for public safety use for a total of 20 MHz of contiguous broadband spectrum for public safety. In addition, public safety retained 14 MHz of the 700 MHz narrowband spectrum, subject to the FCC's authority to determine whether such spectrum should be authorized for future broadband use. The Legislation further provides for the establishment of a centralized governance model through an independent authority within NTIA designated as the “First Responder Network Authority” or “FirstNet” but allows for states to opt out of the plan to develop a nationwide public safety network and perform their own competitive procurements if certain criteria are met. States that opt out would still be eligible for funding and would also be allowed to generate revenue through leases to secondary users.
Although the Legislation has been enacted, the implementation of a nationwide public safety network under FirstNet has been delayed and could be reduced significantly in scope due to: (i) complexities in the acquisition of a nationwide network, which involves regulatory requirements, (ii) writing of the specifications and statement of work, (iii) decision making on the system architecture or (iv) potential political opposition from certain states. Any such delays or changes in scope of the FirstNet initiative could negatively impact our ability to further develop and expand our public safety LTE business in the U.S. For example, FirstNet may define specifications for the nationwide network which make it impossible or impractical for commercial LTE infrastructure and equipment vendors to compete for contracts to build out the network. Furthermore, states may seek alternative means to deploy public safety LTE networks if a centralized architecture inhibits states' ability to operationally control its first-responder agencies.
We derive a portion of our revenue from government customers who award business through competitive bidding which can involve significant upfront costs and risks. This effort may not result in awards of business or we may fail to accurately estimate the costs to fulfill contracts awarded to us, which could have adverse consequences on our future profitability.
Many government customers, including most U.S. government customers, award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The competitive bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, or to solve problems with our subcontractors or suppliers, which could negatively impact the profitability of any contract award to us. In addition, following a contract award, we have experienced and may continue to experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.
We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs.
We enter into a number of firm fixed-price contracts. If our initial cost estimates are incorrect, we can lose money on these contracts. Because many of these contracts involve new technologies and applications, require us to engage subcontractors and can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to us and have an adverse impact on our financial results. In addition, a significant increase in inflation rates could have an adverse impact on the profitability of longer-term contracts.
Over the last several years we have outsourced portions of certain business operations like IT, HR information systems, repair, distribution and engineering services and may outsource additional business operations which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners.
As we outsource more of our business operations we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions or other metrics. In some cases their actions may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced we may be contractually prohibited from or may not practically be able to bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.
We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform in a timely and compliant manner could negatively impact our performance obligations as the prime contractor.
We engage subcontractors on many of our contracts and as we expand our global solutions and services business our use of subcontractors has and will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or its subcontractors and the functionality, warranty and indemnities of products, software and services supplied by our subcontractor. We are not always successful in passing down customer requirements to our subcontractors, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues and could harm our business, financial condition and results of operations.
Many of our components and products, including software, are designed, developed and/or manufactured by third-parties and if such third-parties lack sufficient quality control, change the design of components or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.
We rely on third-parties to design, develop, and/or manufacture many of our components and finished products, as well as provide us with software necessary for the operation of those products and we may increase our reliance in such third-parties in the future. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack sufficient quality control and fail to deliver quality components, products, services or software on time and at reasonable prices or deliver products, services or software that do not meet regulatory or industry standards or requirements, (iii) if there are significant changes in the financial or business condition of such third-parties or (iv) if we have difficulties transitioning operations to such third-parties.
In addition, certain key component suppliers are reducing the expected lifetime of key components, in particular semiconductors, on some of our products which could result in the need for more frequent product redesigns on some products or higher last time buys.
Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Our customers and suppliers are located throughout the world. In 2013, more than 43 percent of our revenue was generated outside the U.S. In addition, we have a number of manufacturing, research and development, administrative and sales facilities outside the U.S. and more than 50% of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and most of our products are manufactured outside the U.S.
Because we have sizeable sales and operations, including outsourcing and procurement arrangements, outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact sales or profitability, including but not limited to: (i) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards, consumer and intellectual property and consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations; (v) currency fluctuations; (vi) changes in foreign exchange regulations; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting intellectual property in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters; (xiii) public health issues or outbreaks; (xiv) changes in laws or regulations that negatively impact benefits being received by us or that require costly modifications in products sold or operations performed in such countries; and (xv) litigation in foreign court systems and foreign administrative proceedings.
Many of our products that are manufactured by us outside the U.S. are manufactured in Asia (primarily Malaysia) and Latin America (primarily Mexico). If manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted.
We have a number of employees in and sell our products and services throughout the Middle East and our operations, as well as demand for our products and services could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.
We also are subject to risks that our operations could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other similar anti-corruption laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-corruption policies and procedures may be violated by third-party sales representatives or other third-parties that help sell our products or provide other solutions and services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.
We may not continue to have access to the capital markets for financing on acceptable terms and conditions, particularly if our credit ratings are downgraded.
From time to time we access the capital markets to obtain financing. Our access to the capital markets and the bank credit markets at acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) strength and credit availability in the banking markets, and (iv) the current state of the economy. There can be no assurances that we will continue to have access to the capital markets or bank credit markets on terms acceptable to us.
We are rated investment grade by all three national rating agencies. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, an increase in the interest rate payable by us under our revolving credit facility could result. In addition, a downgrade in our credit ratings could limit our ability to: access the capital markets or bank credit markets; provide performance bonds, bid bonds, standby letters of credit and surety bonds; hedge foreign exchange risk; fund our foreign affiliates; and sell receivables. A downgrade in our credit rating could also result in less favorable trade terms with suppliers. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds and other credit related products. In addition, we may avoid taking actions that would otherwise benefit us or our stockholders, such as engaging in certain acquisitions or engaging in stock repurchases, that would negatively impact our credit rating.
Returns on pension and retirement plan assets and interest rate changes could affect our earnings and cash flow in future periods.
We have large underfunded pension obligations, in part resulting from the fact that we retained almost all of the U.S. pension liabilities and a major portion of our non-U.S. pension liabilities following our divestitures, including the distribution of Motorola Mobility and the sale of our Networks business. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Minimum annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we have been and could be required to make additional large contributions. The equity and debt markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In volatile interest rate environments, the likelihood of material changes in the future minimum required contributions increases.
A significant amount of our international business is transacted in local currency and a large percentage of our cash and cash equivalents are held outside of the United States, which exposes us to risk relating to currency fluctuations, changes in foreign exchange regulations and repatriation delays and costs, which could negatively impact our sales, profitability and financial flexibility.
We have sizeable sales and operations in our Europe and Africa, Asia and Middle East, and Latin America regions. A significant amount of this business is transacted in local currency. As a result, our financial performance is impacted by currency fluctuations. We are also experiencing increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations.
A large percentage of our cash and cash equivalents is currently held outside the U.S., while many of our liabilities, such as our public debt, the majority of our pension liabilities and certain other cash payments, such as dividends and share repurchases, are payable in the U.S. While we regularly repatriate funds with minimal adverse financial impact, repatriation of some of the funds has been and could continue to be subject to delay for local country approvals and could have potential adverse tax consequences. In addition, foreign exchange regulations may limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of the cash and cash equivalents in the U.S., our financial flexibility may be reduced.
Tax matters could have a negative impact on our financial condition and results of operations.
We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our provision for income taxes and cash tax liability may be negatively impacted by: (i) changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, (ii) changes in tax laws and accounting principles, (iii) changes in the valuation of our deferred tax assets and liabilities, (iv) failure to meet commitments under tax incentive agreements, (v) discovery of new information during the course of tax return preparation, (vi) increases in nondeductible expenses, or (vii) difficulties in repatriating cash held abroad in a tax-efficient manner.
Tax audits may also negatively impact our financial condition and results of operations. We are subject to continued examination of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. We regularly evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have a negative impact on our future financial condition and operating results.
Failure of our suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices and adhere to our Supplier Code of Conduct could negatively impact our business.
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
We rely on third-party dealers, distributors, and retailers to sell many of our products.
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
Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness is the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors or retailers and we are unable to successfully transition end-customers to purchase our products from other third-parties or from us directly, it may cause, and in some cases has caused, a negative impact on our financial results.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components, as well as services and software to meet the demands of our customers and any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations.
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts and components, as well as services and software from our suppliers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products or services increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. In addition, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
We have seen and may continue to see increases in the price of certain supplies as we no longer qualify for certain volume discounts. In addition, our current contractual arrangements with certain suppliers may be cancelled or not extended by such suppliers and, therefore, not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.
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
We rely on complex and in some cases aging information technology systems and networks to operate our business. Any significant system or network disruption, including as a result of third-party attacks, could have a negative impact on our operations, sales and operating results.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war and telecommunication failures. As a provider of high technology emergency response systems and enterprise systems which process customer data, we face additional risk as a target of sophisticated attacks aimed at compromising our intellectual property and our customer information, referred to as advanced persistent threats. We are continuing to upgrade our information technology systems and plan future releases of our new platform in 2014 which, if defective or improperly installed or implemented may result in a business disruption. In addition, increased dependence on outsourced business processes requires that our IT systems communicate seamlessly with outsourced suppliers’ systems. Any disruption to either those outsourced systems, which are not under our direct management, or the communication links between Motorola Solutions and the outsourced supplier, may negatively impact our ability to manufacture, distribute, or repair products. We also currently rely on a number of older legacy information systems that are harder to maintain. A system failure or security breach could negatively impact our operations and financial results. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.
There has been a sharp increase in laws in Europe, the U.S. and elsewhere, including important markets for our Company, like Australia, Malaysia, Singapore, Mexico and Colombia, imposing requirements for the handling of personal data, including data of employees, consumers and business contacts. There is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or misused by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data were improperly disclosed or misused. There is also a risk that our Company (directly or as the result of some third-party service provider we use) could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, or disposal of such personal data, and therefore subject us to fines or other sanctions, as well as adverse reputational impact.

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

We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives and formatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Trademark Holdings, LLC (“MTH”), which is currently owned by Motorola Mobility, a subsidiary of Google and is under contract to be sold to Lenovo. Our joint use of the Motorola Marks could result in product and market confusion and negatively impact our ability to expand our business under the Motorola brand. In addition, if we do not comply with the terms of the license agreement we could lose our rights to the Motorola Marks. A change of control of Motorola Mobility, such as the sale to Lenovo, or bankruptcy of Motorola Mobility could result in an incompatible third-party owning the Motorola Marks.
We have a worldwide, perpetual and royalty-free license from MTH to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our current products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. There are risks associated with both Motorola Mobility and the Company using the Motorola Marks and with this loss of ownership. As both Motorola Mobility and the Company will be using the Motorola Marks, confusion could arise in the market, including customer and investor confusion regarding the products offered by and the actions of the two companies. This risk could increase as both Motorola Mobility's and our products continue to converge. This risk could increase under Lenovo's control if they expand their use of the Motorola Marks. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility. We believe such an approval is not likely to be granted by Lenovo. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than the Motorola brand. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility's and our products continue to converge and as our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition. Furthermore, MTH has the right to license the brand to third-parties and either Motorola Mobility or licensed third-parties may use the brand in ways that make the brand less attractive for customers of Motorola Solutions, creating increased risk that Motorola Solutions may need to develop an alternate or additional brand. Motorola Mobility was acquired by Google in May 2012, which resulted in Google having effective control over the Motorola Marks. Google recently signed a contract to sell Motorola Mobility and the Motorola Marks to Lenovo. In 2013 Motorola Mobility modified certain Motorola Marks used by the Company. Motorola Mobility may require the Company to adopt the use of the modified Motorola Marks, which would result in the Company incurring the costs of rebranding.
Upon the closing of the sale of Motorola Mobility to Lenovo, Lenovo will gain control of the Motorola Marks. In addition, neither Motorola Mobility nor Google are prohibited, and Lenovo will not be prohibited, from selling the Motorola Marks. In the event of a liquidation of Motorola Mobility or the then owner of the Motorola Marks, it is possible that a bankruptcy court would permit the Motorola Marks to be assigned to a third-party. While our right to use the Motorola Marks under our license should continue in our specified field of use in such situations, it is possible that we could be party to a license arrangement with a third-party whose interests are incompatible with ours, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks. In addition, there is a risk that, in the event of a bankruptcy of Motorola Mobility or the then owner of the Motorola Marks, Motorola Mobility, the then owner or its bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms. Such a loss could negatively affect our business, results of operations and financial condition.
We have completed a number of large divestitures over the last several years and have ongoing potential liability associated with those transactions and the businesses we divested. We may complete future divestitures with similar risks.
Over the last several years we have spun-off or sold a number of businesses, including Motorola Mobility and our Networks business and we may divest other businesses in the future. In connection with many of our divestitures we remain liable for certain pre-closing liabilities associated with the divested business, such as pension liabilities, taxes, employment, environmental liabilities and litigation. In certain situations, such as our spin-off transactions, we may retain risk for pre-closing liabilities in the event of a liquidation or bankruptcy of the company we spun off, even if they assumed certain liabilities because they were incurred when they were part of the Company and a third-party may not have consented to the assumption. In addition, although we often assign contracts associated with the divested business to a buyer in a divestiture, often that assignment will be subject to the consent of the contractual counterparty, which may not be obtained or may be conditioned, resulting in the company remaining liable under the contract. In addition, in most of our divestitures we make representations and warranties and agree to covenants relating to the business divested. We remain liable for a period of time for breaches of representations, warranties and covenants and we also indemnify buyers in the event of such breaches and for other specific risks. Even though we establish reserves for any expected ongoing liability associated with divested businesses, those reserves may not be sufficient if unexpected liabilities arise and this could negatively impact our financial condition and future results of operations.

We may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (ii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (iii) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (iv) the potential loss of key employees of the acquired businesses; (v) the risk of diverting the attention of senior management from our operations; (vi) the risks of entering new markets in which we have limited experience; (vii) risks associated with integrating financial reporting and internal control systems; (viii) difficulties in integrating information technology systems and other business processes to accommodate the acquired businesses; and (ix) future impairments of goodwill of an acquired business. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
Certain acquisition candidates in the industries in which we participate may carry higher relative valuations (based on revenues, earnings, cash flow, or other relevant multiples) than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher relative valuation than Motorola Solutions may be dilutive to our earnings. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings.
Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of cash payments for their ownership interest, particularly in the case of founders, change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional retention incentives, but it may still be difficult to retain certain key employees.
We may be required to record additional goodwill or other long-lived asset impairment charges, which could result in additional significant charges to earnings.
Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. No goodwill or long-lived assets impairment charges were recorded during 2013, 2012 or 2011. Declines in our stock price or reductions in our future cash flow estimates and future operating results may require us to record significant additional goodwill or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.
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
It may be difficult for us to recruit and retain the types of engineers and other highly-skilled employees that are necessary to remain competitive and layoffs of such skilled employees as a result of restructuring activities or cost reductions may benefit our competitors.
Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel. In addition, as we have restructured our operations we have, in some cases, had to layoff engineers and other highly skilled employees. If these employees were to go to work for our competitors it could have a negative impact on our business.

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
We have many types of insurance coverage and are also self-insured for some risks and obligations. While the cost and availability of most insurance is stable, there are still certain types and levels of insurance that remain difficult to obtain, such as professional liability insurance, which is expensive to obtain for the amount of coverage often requested by certain customers. As we grow our global solutions and services business we are being asked to obtain higher amounts of professional liability insurance, which could result in higher costs to do business. Natural disasters and certain risks arising from securities claims, professional liability and public liability are potential self-insured events that could negatively impact our financial results. In addition, while we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident, incident or claim. In addition, businesses that Motorola Solutions has sold or spun off may be able to use insurance obtained by us for incidents occurring prior to the sale or spin-off of such business which could reduce the amount of insurance available to us.
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
Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, clean up of, and exposure to certain substances. For example, in the U.S., laws often require parties to fund remedial studies or actions regardless of fault and often times in response to action or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
Laws focused on: the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include.
These laws impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.
We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo ("DRC") Conflict Free, which could result in a reputational damages if we disclose that our products include minerals that have been identified as “not found to be DRC conflict free” or if we disclose that we are unable to determine whether such minerals are included in our products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and if the origin of these materials were from the DRC or an adjoining country. If the minerals originated from the DRC or an adjoining country then a company must disclose the measures it has taken to exercise due diligence and chain of custody to prevent the sourcing of such minerals that have been found to be financing conflict in the DRC. The final rules implementing these requirements were released in August 2012. The short implementation time frame may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, particularly since our supply chain is complex. As a result, we may be required to publicly disclose that we are not currently able to determine if our products are DRC Conflict Free during the two year implementation period. After the end of such two year period, if the industry systems that we are relying on are not mature enough for us to make a definitive Conflict Free determination, we will have to declare our products as “not found to be DRC conflict free” and we may face reputational challenges with our customers, other stockholders and the activist community as a result.
We contributed a significant portfolio of intellectual property rights, including patents, to Motorola Mobility and we are unable to leverage these intellectual property rights as we did prior to the distribution of Motorola Mobility.
We contributed approximately 17,200 granted patents and approximately 8,000 pending patent applications worldwide to Motorola Mobility in connection with the distribution. Although we have a perpetual, royalty free license to these patents and other intellectual property rights, which survived the acquisition of Motorola Mobility by Google and will survive the acquisition of Motorola Mobility by Lenovo, we no longer own them. As a result we are unable to leverage these intellectual property rights for purposes of generating licensing revenue or entering into favorable licensing arrangements with third-parties. As a result we may incur increased license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results.
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Motorola Solutions' principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries.
As of December 31, 2013, we owned 16 facilities (manufacturing, sales, service and office), 12 of which were located in North America and four of which were located in other countries. As of December 31, 2013, the Company leased 227 facilities, 97 of which were located in North and South America and 130 of which were located in other countries. As of December 31, 2013, we primarily utilized four major facilities for the manufacturing and distribution of our products, and these facilities were located in: Penang, Malaysia; Reynosa, Mexico; Schaumburg, Illinois; and Berlin, Germany.
We generally consider the productive capacity of the plants to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.
In 2013, a substantial portion of our products were manufactured in facilities in Mexico and Malaysia. Approximately 33% of our manufacturing, based on volume, is done by a small number of non-affiliated electronics manufacturing suppliers and distribution and logistics services providers, most of which are outside the U.S. We rely on these third-party providers in order to enhance our ability to lower costs and deliver products that meet consumer demands. If manufacturing in Mexico, Malaysia, or by third-parties were disrupted, our overall productive capacity could be significantly reduced.
Item 3: Legal Proceedings
We are a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of our pending legal proceedings will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on our consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information obtained changes management's opinion of the ultimate disposition.
Item 4: Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Following are the persons who were the executive officers of Motorola Solutions, their ages, and their current titles and positions they have held during the last five years with the Company as of February 13, 2014:
Gregory Q. Brown; age 53; Chairman and Chief Executive Officer, since May 3, 2011; President and Chief Executive Officer from January 2011 to May 2011; Co-Chief Executive Officer, and Chief Executive Officer of Broadband Mobility Solutions business from August 2008 to January 2011.
Gino A. Bonanotte; age 49; Executive Vice President and Chief Financial Officer since November 13, 2013; Corporate Vice President and Acting Chief Financial Officer from August 2013 to November 2013; Corporate Vice President, Finance, Sales and Field Operations, from October 2012 to August 2013; Corporate Vice President, Finance, Product and Business Operations and Americas Field Operations from September 2010 to October 2012; Vice President, Finance, North America & Latin America Field Operations, Enterprise Mobility Solutions business from December 2009 to September 2010; and Vice President, Finance, North America, Government and Public Safety, Enterprise Mobility Solutions business from January 2009 to December 2009.
Michele A. Carlin; age 52; Senior Vice President, Human Resources and Communications since August 14, 2013; Senior Vice President, Human Resources from January 2011 to August 2013;  Senior Vice President, Human Resources from November 2009 to January 2011; Corporate Vice President, Human Resources, Global Rewards and HR Shared Services from July 2008 to October 2009.
Eduardo F. Conrado; age 47; Senior Vice President, Marketing and IT since January 6, 2013; Senior Vice President, Chief Marketing Officer from January 2011 to January 2013; Senior Vice President and Chief Marketing Officer, Motorola Solutions business from September 2010 to January 2011; Senior Vice President, Chief Marketing Officer, Enterprise Mobility Solutions business and Home & Networks Mobility business from March 2009 to September 2010; Corporate Vice President, Marketing and Communications, Home and Networks Mobility business from December 2007 to March 2009.
Mark S. Hacker; age 42; Senior Vice President and General Counsel since June 17, 2013; Corporate Vice President, Law, Sales and Product Operations, International and Legal Operations from January 2013 to June 2013; Corporate Vice President, Law, Sales and Field Operations and Legal Operations from January 2012 to January 2013; Vice President, Sales and Field Operations and Legal Operations from November 2011 to January 2012; Vice President, Legal Operations and International Law from April 2011 to November 2011; Vice President, Law from September 2010 to April 2011; Vice President, Enterprise Mobility Solutions and Networks business, from August 2010 to September 2010; Vice President, Law, Networks business from April 2010 to August 2010; Vice President and Lead Counsel, Home and Networks Mobility business from March 2009 to April 2010.
Kelly S. Mark; age 42; Corporate Vice President, Strategy since July 25, 2011; Corporate Vice President, Strategy and Staff Operations, from January 2011 to July 2011; Corporate Vice President, Strategy, Motorola Solutions, from September 2010 to January 2011; Vice President, Chief of Staff, from January 2008 to September 2010.
Mark F. Moon; age 50; Executive Vice President and President, Sales and Product Operations since January 7, 2013; Executive Vice President, Sales and Field Operations from May 2011 to January 2013; Senior Vice President, Sales and Field Operations from January 2011 to May 2011; Senior Vice President, Sales and Field Operations, Motorola Solutions business from August 2010 to January 2011; Senior Vice President, Worldwide Field Operations, Enterprise Mobility Solutions business from April 2009 to August 2010; Senior Vice President, Government and Commercial Markets - Americas, ASTRO Product Management, Enterprise Mobility Solutions business from January 2008 to April 2009.
John K. Wozniak; age 42; Corporate Vice President and Chief Accounting Officer since November 3, 2009; Vice President and Assistant Controller from March 2008 to November 2009.
The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2014 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of its common stock on January 31, 2014 was 44,962.
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2014 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.’’
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/29/13 to 10/25/13	224,656	$59.65	224,656	$2,104,836,994
10/26/13 to 11/22/13	2,398,560	$63.37	2,398,560	$1,952,843,005
11/23/13 to 12/31/13	2,992,530	$65.67	2,992,530	$1,756,316,182
Total	5,615,746	$64.45	5,615,746

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
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
This graph assumes $100 was invested in the stock or the Index on December 31, 2008 and reflects the payment of dividends, including the Company's distribution to its shareholders of one share of Motorola Mobility for every eight shares of its common stock on January 4, 2011. For purposes of this graph, the Motorola Mobility distribution is treated as a dividend of $26.46 per share (post the 1-for-7 reverse stock split announced on the same day, January 4, 2011) paid at the close of business January 4, 2011.

Item 6: Selected Financial Data
Motorola Solutions, Inc. and Subsidiaries
Five-Year Financial Summary

	Years Ended December 31
(In millions, except per share amounts)	2013	2012	2011	2010	2009
Operating Results
Net sales from products	$6,118	$6,363	$6,068	$5,616	$5,026
Net sales from services	2,578	2,335	2,135	2,001	1,921
Net sales	8,696	8,698	8,203	7,617	6,947
Costs of product sales	2,852	2,844	2,723	2,523	2,221
Costs of services sales	1,603	1,506	1,334	1,282	1,249
Costs of sales	4,455	4,350	4,057	3,805	3,470
Gross margin	4,241	4,348	4,146	3,812	3,477
Selling, general and administrative expenses	1,838	1,963	1,912	1,874	1,662
Research and development expenditures	1,055	1,075	1,035	1,037	993
Other charges	133	54	341	150	255
Operating earnings	1,215	1,256	858	751	567
Other income (expense):
Interest expense, net	(113)	(66)	(74)	(129)	(133)
Gains on sales of investments and businesses, net	40	39	23	49	108
Other	3	(14)	(69)	(7)	91
Total other income (expense)	(70)	(41)	(120)	(87)	66
Earnings from continuing operations before income taxes	1,145	1,215	738	664	633
Income tax expense (benefit)	40	337	(3)	403	188
Earnings from continuing operations	1,105	878	741	261	445
Earnings (loss) from discontinued operations, net of tax	—	3	411	389	(473)
Net earnings (loss)	1,105	881	1,152	650	(28)
Less: Earnings (loss) attributable to noncontrolling interests	6	—	(6)	17	23
Net earnings (loss) attributable to Motorola Solutions, Inc.	$1,099	$881	$1,158	$633	$(51)
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$1,099	$878	$747	$244	$422
Earnings (loss) from discontinued operations, net of tax	—	3	411	389	(473)
Net earnings (loss)	$1,099	$881	$1,158	$633	$(51)
Per Share Data (in dollars)
Diluted earnings from continuing operations per common share	$4.06	$2.95	$2.20	$0.72	$1.28
Diluted earnings (loss) per common share	4.06	2.96	3.41	1.87	(0.15)
Diluted weighted average common shares outstanding (in millions)	270.5	297.4	339.7	338.1	329.9
Dividends declared per share	$1.14	$0.96	$0.22	$—	$—
Balance Sheet
Total assets	$11,851	$12,679	$13,929	$25,577	$25,603
Long-term debt	2,457	1,859	1,130	2,098	3,258
Total debt	2,461	1,863	1,535	2,703	3,794
Total stockholders’ equity	3,689	3,290	5,274	10,987	9,883
Other Data
Capital expenditures	$191	$187	$186	$192	$136
% of sales	2.2%	2.1%	2.3%	2.5%	2.0%
Research and development expenditures	$1,055	$1,075	$1,035	$1,037	$993
% of sales	12.1%	12.4%	12.6%	13.6%	14.3%
Year-end employment (in thousands)	21	22	23	51	53

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2013. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
What businesses are we in?
We conduct our businesses globally and manage them by product lines. Our broad lines of products are categorized into two segments, which are:
Government: The Government segment includes public safety communications systems, professional and commercial two-way communication systems, and the devices, system software and applications that are associated with these products. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for communication systems, as well as lifecycle management solutions and a portfolio of managed system services.
Enterprise: The Enterprise segment includes rugged and enterprise-grade mobile computers and tablets, laser/imaging/radio frequency identification (“RFID”) based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and applications that are associated with these products. Enterprise service revenues include maintenance, integration, and device and network management.
Change in Presentation
As of January 1, 2013, we restructured our regions by aligning the Middle East go-to-market team with Asia Pacific. Accordingly, we now report net sales for the following four geographic regions: North America; Latin America; Europe and Africa ("EA"); and Asia Pacific and Middle East ("APME"). We have updated all periods presented to reflect this change in presentation.
What were our 2013 financial results?

•	Net sales were $8.7 billion in both 2013 and 2012.

•	Operating earnings were $1.2 billion in 2013, compared to $1.3 billion in 2012. Operating margin was 14.0% of net sales in 2013, compared to 14.4% of net sales in 2012.

•	Earnings from continuing operations were $1.1 billion, or $4.06 per diluted common share, including a $1.25 tax benefit, in 2013, compared to $878 million, or $2.95 per diluted common share, in 2012.

•	Cash from operating activities was $944 million in 2013, compared to $1.1 billion in 2012.

•	We provided $1.7 billion in cash to shareholders through share repurchases and $292 million in cash dividends during 2013.

•	We issued $600 million of 3.50% senior notes due 2023 in the first quarter of 2013.
What were the financial results for our two segments in 2013?

•
In the Government segment: Net sales were $6.0 billion in 2013, an increase of $41 million, or 1%, compared to $6.0 billion in 2012. On a geographic basis, net sales increased in North America, Latin America and EA and declined in APME compared to 2012. Operating earnings were $979 million in 2013, compared to $965 million in 2012. Operating margin improved in 2013 to 16.2% from 16.1% in 2012.

•
In the Enterprise segment: Net sales were $2.7 billion in 2013, a decrease of $43 million, or 2%, compared to $2.7 billion in 2012. On a geographic basis, net sales declined in North America and Latin America and increased in EA and APME, compared to 2012. Operating earnings were $236 million in 2013, compared to $291 million in 2012. Operating margin decreased in 2013 to 8.9% from 10.7% in 2012.

What were our major accomplishments in 2013?

•
In our Government segment: Sales, operating earnings, and operating margins increased as compared to 2012. We saw strong growth in infrastructure and services in both our ASTRO and TETRA product lines, driven by one of our best “large deal” years in our history with anticipated deployments leading to long-term revenue streams over multiple-year rollouts. One of these large deals was our first public safety LTE contract with a country outside the U.S.

While our PCR product line revenues declined in 2013, coming off a record year driven by narrowbanding in 2012, we’ve expanded the portfolio to include several digital radio platforms, complete with multi-site coverage. We also acquired Twisted Pair Solutions during the fourth quarter, which further extends our MOTOTRBO radio to commercial smartphone device users as well. One of the key long-term growth drivers for the PCR market is the majority of the 40 million radios deployed in the global market that are still analog technology. We are leading that transition to digital with the most comprehensive portfolio in the PCR market.
In 2013, we made progress expanding our services business and, in particular, lifecycle management contracts. These agreements provide customers with the ability to stay current on the latest software versions with routine upgrades. We have signed almost 200 of these agreements over the past three years. These contracts tend to be long in duration, with approximately 40% of the new ASTRO agreements we signed this year to be completed over at least ten years.
We had one of our best years in TETRA in EA, driven by the continued expansion of our infrastructure footprint with this mission-critical standard. We signed a number of large deals including: (i) a multi-year support contract for Airwave’s Critical Communications Network, one of the largest TETRA networks in the world, delivering voice and data services to the UK’s emergency services and (ii) a $187 million public safety contract with Libya to provide country-wide coverage.

•
In our Enterprise segment: The core product lines stabilized and returned to growth over the second half of the year as we grew backlog and saw increased spending in the industry. Our focus this year has been on improving the business operationally and financially, with a stronger portfolio with investments in the Android operating platform and new devices. As Android has emerged, we are well positioned with a truly enterprise-grade portfolio, complete with our own Motorola Extensions product to enhance, integrate and secure the Android operating system. We have four new models running on the current version of Android and our MC67 is available on both Windows and Android.

We began to see traction at the end of the year within our expansion portfolio, including the MC40, SB1 and MP6000 as deals move from trial to adoption. In addition, we continue to launch innovative products in our core verticals such as the DS4800 in retail and the VC70 for manufacturing and warehouse operations. We have also made progress in building out our managed services capabilities with mobility lifecycle management, as we help customers streamline deployment, optimize performance and manage their environment.

Looking Forward
In the Government segment, we feel we are well positioned for 2014 with strong backlog and solid demand from state and local governments and many international markets. We believe that while regulatory mandates to improve spectrum efficiency have encouraged some of our U.S. customers to upgrade, our new product introductions and expanded solutions portfolio will continue to be a driver for growth across our U.S. and international markets, as customers will continue to invest in our next-generation systems with the assurance that new radios with enhanced features remain interoperable and backward-compatible.
In addition to our investment in our radio communication systems, we have been investing in R&D for next generation public safety. Private public safety broadband networks based on the LTE standard are an important next generation tool for our first-responder customers, and we believe our expertise in both public and private networks makes us uniquely qualified to provide LTE solutions. During 2013, we experienced delays in public safety LTE opportunities and the deployment of LTE networks due to the finalization of standards. We now expect to see an increase in public safety LTE revenues beginning in 2015 and beyond, led initially by international deployments.
We’re driving growth in verticals beyond public safety. We’ve secured contracts with energy and utility customers and expect this trend to continue in 2014. We continue to make tailored investments for vertical expansion. For example, new features within the ASTRO product portfolio include special alerts for the mining market and enhanced data for meter reading capabilities to serve the utilities market.
Our government customer base is composed of thousands of customers, predominantly at the U.S. state and local level with various funding sources. These customers are at different stages of network evolution and aging in a long cycle business. We believe the fundamentals for our business and customer base provide a significant degree of resiliency for this segment as we continue to see strength within the international government market and U.S. state and local governments.
While we saw declines for full year 2013 in the Enterprise segment due to delayed spend by our customers as they continued to address a challenging macroeconomic environment, prioritized funding for cloud and ERP maintenance, and encountered some uncertainty around operating system roadmaps, we saw increased spending and growth in the second half of 2013. We have experienced strong customer engagements that lead us to believe customers will continue to invest in our mobile computing, data capture, and WLAN technologies, which yield high return on investment and enable real-time information to their workforce. In addition, we believe IT hardware spending trends will be more favorable during 2014.

We believe we are well positioned to provide our customers with choices when it comes to operating systems. Our investments in software enable enables our partners and customers to write and port applications to multiple operating systems. This applies to various enterprise environments, including devices on Microsoft with Windows Embedded 8, Android, and at the web-browser level, HTML5. Outside of our investment in mobile computing, we continue to invest in new products across the Enterprise portfolio that serve many existing customers, but address market opportunities that are new to us.
For our iDEN business, as our existing contractual service arrangements wind down, we expect to see a continued step-down in revenues over the next three years, with the most significant decline expected in 2014.
We remain committed to employing disciplined financial policies, achieving our financial plan, and optimizing our capital structure in a way that is reflective of our ability to generate solid operating cash flow and prioritize targeted investments in the business. In 2014, we expect to continue the quarterly dividends that were initiated in 2011 and intend to continue to invest organically in capital expenditures. We will also evaluate our acquisition opportunities along with the opportunities to return capital to shareholders via share repurchases. As of December 31, 2013, we had approximately $1.8 billion of authority available for repurchases.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2013	% of Sales **	2012	% of Sales **	2011	% of Sales **
Net sales from products	$6,118		$6,363		$6,068
Net sales from services	2,578		2,335		2,135
Net sales	8,696		8,698		8,203
Costs of product sales	2,852	46.6%	2,844	44.7%	2,723	44.9%
Costs of services sales	1,603	62.2%	1,506	64.5%	1,334	62.5%
Costs of sales	4,455	51.2%	4,350	50.0%	4,057	49.5%
Gross margin	4,241	48.8%	4,348	50.0%	4,146	50.5%
Selling, general and administrative expenses	1,838	21.1%	1,963	22.6%	1,912	23.3%
Research and development expenditures	1,055	12.1%	1,075	12.4%	1,035	12.6%
Other charges	133	1.5%	54	0.6%	341	4.2%
Operating earnings	1,215	14.0%	1,256	14.4%	858	10.5%
Other income (expense):
Interest expense, net	(113)	(1.3)%	(66)	(0.8)%	(74)	(0.9)%
Gains on sales of investments and businesses, net	40	0.5%	39	0.4%	23	0.3%
Other	3	—%	(14)	(0.2)%	(69)	(0.8)%
Total other expense	(70)	(0.8)%	(41)	(0.5)%	(120)	(1.5)%
Earnings from continuing operations before income taxes	1,145	13.2%	1,215	14.0%	738	9.0%
Income tax expense (benefit)	40	0.5%	337	3.9%	(3)	—%
Earnings from continuing operations	1,105	12.7%	878	10.1%	741	9.0%
Less: Earnings (loss) attributable to noncontrolling interests	6	0.1%	—	—%	(6)	(0.1)%
Earnings from continuing operations*	1,099	12.6%	878	10.1%	747	9.1%
Earnings from discontinued operations, net of tax	—	—%	3	—%	411	5.0%
Net earnings*	$1,099	12.6%	$881	10.1%	$1,158	14.1%
Earnings per common share:
Continuing operations	$4.06		$2.95		$2.20
Discontinued operations	—		0.01		1.21
	$4.06		$2.96		$3.41
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2013, 2012 and 2011 are as follows:
Geographic Market Sales by Locale of End Customer

	2013	2012	2011
North America	57%	58%	57%
Latin America	8%	8%	9%
EA	21%	20%	20%
APME	14%	14%	14%
	100%	100%	100%

Results of Operations—2013 Compared to 2012
Net Sales
Net sales were $8.7 billion in both 2013 and 2012. The flat net sales reflect: (i) a $41 million, or 1% increase in net sales in the Government segment driven by growth in our infrastructure and deployment services, and (ii) a $43 million, or 2% decrease in net sales in the Enterprise segment driven by the anticipated decline in iDEN infrastructure sales, partially offset by incremental net sales due to the acquisition of Psion.
Gross Margin
Gross margin was $4.2 billion, or 48.8% of net sales in 2013, compared to $4.3 billion, or 50.0% of net sales, in 2012. The decrease in gross margin percentage was driven primarily by: (i) a mix change in the Government segment where infrastructure and deployment services growth was offset by radio declines, (ii) lower iDEN sales, which typically have higher margins, and (iii) higher Psion sales in its first full year since being acquired in the fourth quarter of 2012, which typically have lower margins than other core product lines in the Enterprise segment.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 6% to $1.8 billion, or 21.1% of net sales in 2013, compared to $2.0 billion, or 22.6% of net sales in 2012. The decrease in SG&A is primarily driven by: (i) a number of structural cost improvements, (ii) decrease in variable compensation expenses, and (iii) a decrease in defined benefit expenses, partially offset by incremental expenses related to the Psion acquisition.
Research and Development Expenditures
R&D expenditures decreased 2% to $1.1 billion, or 12.1% of net sales in 2013, compared to $1.1 billion, or 12.4% of net sales in 2012. The decrease in R&D expenditures is primarily due to: (i) reduced compensation expenses and (ii) reduced iDEN expenses within the Enterprise segment, partially offset by incremental expenses relating to the Psion acquisition.
Other Charges
We recorded net charges of $133 million in Other charges in 2013, compared to net charges of $54 million in 2012. The charges in 2013 included: (i) $107 million of net reorganization of business charges and (ii) $26 million of charges relating to amortization of intangibles. The charges in 2012 included: (i) $41 million of charges relating to reorganization of business charges and (ii) $29 million of charges relating to amortization of intangibles, partially offset by $16 million of income related to a legal matter. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $113 million in 2013, compared to net interest expense of $66 million in 2012. Net interest expense in 2013 included interest expense of $132 million, partially offset by interest income of $19 million. Net interest expense in 2012 included interest expense of $108 million, partially offset by interest income of $42 million. The increase in net interest expense in 2013 compared to 2012 is primarily attributable to: (i) higher interest expense driven by an increase in average debt outstanding and (ii) a decrease in interest income due to lower average cash and cash equivalents during 2013 compared to 2012.

Gains on Sales of Investments and Businesses
Gains on sales of investments and businesses were $40 million in 2013, compared to $39 million in 2012. These gains consist of gains on the sale of multiple equity investments in both 2013 and 2012.
Other
Net Other income was $3 million in 2013, compared to net Other expense of $14 million in 2012. The net Other income in 2013 was primarily comprised of: (i) $10 million of equity method investment earnings and (ii) $11 million of other non-operating gains, partially offset by: (i) a $12 million loss on foreign currency and (ii) investment impairments of $6 million. The net Other expense in 2012 was primarily comprised of: (i) a $13 million loss on foreign currency, (ii) investment impairments of $8 million, and (iii) a $6 million loss from the extinguishment of debt, partially offset by $13 million of other net investment earnings.
Effective Tax Rate
We recorded $40 million of net tax expense in 2013, resulting in an effective tax rate of 3%, compared to $337 million of net tax expense in 2012, resulting in an effective tax rate of 28%. Our effective tax rate in 2013 was favorably impacted by: (i) $337 million of net tax benefit, or $1.25 of diluted earnings per share, associated with excess foreign tax credits realized upon repatriation of foreign earnings, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to our assertion that certain earnings are now permanently reinvested, and (iii) a $14 million tax benefit for prior year R&D tax credits. Our effective tax rate in 2013 was unfavorably impacted by a $20 million tax charge associated with the liquidation of the Sigma Fund, as discussed within "Liquidity and Capital Resources."
The tax benefit for excess foreign tax credits relates to the repatriation of foreign earnings of certain non-U.S. subsidiaries reorganized under our recently implemented holding company structure.
Our effective tax rate in 2012 was lower than the U.S. statutory tax rate of 35% primarily due to: (i) a $60 million tax benefit related to the reversal of a significant portion of the valuation allowance established on certain foreign deferred tax assets and (ii) a $13 million reduction in unrecognized tax benefits for facts that then indicated the extent to which certain tax positions were more-likely-than-not of being sustained.
Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income and effects of various global income tax strategies.
Earnings from Continuing Operations
After taxes, we had net earnings from continuing operations of $1.1 billion, or $4.06 per diluted share, in 2013, compared to net earnings from continuing operations of $878 million, or $2.95 per diluted share, in 2012.
The increase in net earnings from continuing operations in 2013, as compared to 2012, was primarily driven by: (i) a lower effective tax rate due to the $337 million of net tax benefit associated with foreign tax credits realized upon repatriation of foreign earnings and (ii) decreased defined benefit expenses of over $100 million, partially offset by: (i) a $107 million decrease in gross margin, (ii) a $83 million increase in reorganization charges, and (iii) a $47 million increase in net interest expense. The increase in earnings per diluted share was driven by higher net earnings and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In 2013, we had no earnings from discontinued operations, compared to $3 million of earnings from discontinued operations, or $0.01 per diluted share, in 2012. The earnings from discontinued operations in 2012 were primarily driven by a purchase price adjustment of a previously disposed business, offset by a loss related to the exit of the amateur, marine and airband business.
Results of Operations—2012 Compared to 2011
Net Sales
Net sales were $8.7 billion in 2012, a 6% increase compared to net sales of $8.2 billion in 2011. The increase in net sales reflects: (i) a $631 million, or 12% increase in net sales in the Government segment driven by broad based growth across the product portfolio and (ii) a $136 million, or 5% decrease in net sales in the Enterprise segment driven by the anticipated decline in iDEN sales, reduced information technology spending driven by macroeconomic uncertainty, and unfavorable foreign currency fluctuations.

Gross Margin
Gross margin was $4.3 billion, or 50.0% of net sales in 2012, compared to $4.1 billion, or 50.5% of net sales, in 2011. The gross margin increase was driven by the 12% increase in net sales in our Government segment, offset by lower gross margin in our Enterprise segment, primarily related to a decline in volume, including the decline in iDEN sales, and unfavorable foreign currency fluctuations. The decrease in gross margin as a percent of sales reflects higher gross margin percent from product sales and lower gross margin percent from service sales. The decline in gross margin percentage from service sales primarily relates to: (i) the expansion of managed services, which generally have lower gross margin than our traditional service contracts and (ii) unfavorable foreign currency fluctuations.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 3% to $2.0 billion, or 22.6% of net sales in 2012, compared to $1.9 billion, or 23.2% of net sales in 2011. The increase in SG&A expenses is driven by an increase in pension and employee benefit-related expenses, as well as the Psion acquisition that closed in the fourth quarter of 2012.
Research and Development Expenditures
R&D expenditures increased 4% to $1.1 billion, or 12.4% of net sales in 2012, compared to $1.0 billion, or 12.6% of net sales in 2011. The increase in R&D expenditures reflects higher R&D expenditures in both segments, primarily due to: (i) an increase in employee benefit-related expenses, and (ii) increased investment in next-generation technology, including strategic acquisitions.
Other Charges
We recorded net charges of $54 million in Other charges in 2012, compared to net charges of $341 million in 2011. The charges in 2012 included: (i) $41 million of net reorganization of business charges and (ii) $29 million of charges relating to amortization of intangibles, partially offset by $16 million of income related to a legal matter. The charges in 2011 included: (i) $200 million of charges relating to the amortization of intangibles, (ii) $88 million of net charges relating to legal matters, (iii) $52 million of net reorganization of business charges, and (iv) $10 million related to a long term financing receivable reserve, partially offset by $9 million in gains related to pension plan adjustments. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
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
Other
Net Other expense was $14 million in 2012, compared to net Other expense of $69 million in 2011. The net Other expense in 2012 was primarily comprised of: (i) a $13 million loss on foreign currency, (ii) a $6 million loss from the extinguishment of debt, and (iii) investment impairments of $8 million, partially offset by $13 million of other net investment earnings. The net Other expense in 2011 was primarily comprised of an $81 million loss from the extinguishment of a portion of our outstanding long-term debt, partially offset by an $8 million foreign currency gain.
Effective Tax Rate
We recorded $337 million of net tax expense in 2012, resulting in an effective tax rate of 28%, compared to a $3 million net tax benefit in 2011, resulting in a negative effective tax rate. Our effective tax rate in 2012 was lower than the U.S. statutory tax rate of 35% primarily due to: (i) a $60 million tax benefit related to the reversal of a significant portion of the valuation allowance established on certain foreign deferred tax assets and (ii) a $13 million reduction in unrecognized tax benefits for facts that then indicated the extent to which certain tax positions were more-likely-than-not of being sustained. Our negative effective tax rate in 2011 was primarily due to: (i) a $274 million tax benefit related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets and (ii) reductions in unrecognized tax benefits for facts that then indicated the extent to which certain tax positions were more-likely-than-not of being sustained, partially offset by an increase in the U.S. federal income tax accrual for undistributed foreign earnings.

Earnings from Continuing Operations
After taxes, and excluding earnings attributable to noncontrolling interests, we had net earnings from continuing operations of $878 million, or $2.95 per diluted share, in 2012, compared to $747 million, or $2.20 per diluted share, in 2011. The increase in earnings from continuing operations in 2012 compared to 2011 was primarily attributable to: (i) $287 million decrease in other charges related to lower intangible asset amortization, (ii) net income from legal matters of $16 million compared to charges of $88 million, and (iii) $202 million increase in gross margin, partially offset by the $274 million benefit for the valuation allowance reversal recorded during 2011. The increase in earnings per diluted share was primarily due to the increase in earnings from continuing operations and the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
After taxes, we had earnings from discontinued operations of $3 million, or $0.01 per diluted share, in 2012, compared to earnings from discontinued operations of $411 million, or $1.21 per diluted share, in 2011. The earnings from discontinued operations in 2011 were primarily from the operations of and the gain on the sale of the Networks business.

Segment Information
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to our consolidated financial statements. Net sales and operating results for our two segments for 2013, 2012, and 2011 are presented below.
Government Segment
In 2013, the Government segment’s net sales represented 69% of our consolidated net sales, compared to 69% in 2012, and 65% in 2011.

	Years ended December 31			Percent Change
(Dollars in millions)	2013	2012	2011	2013—2012	2012—2011
Segment net sales	$6,030	$5,989	$5,358	1%	12%
Operating earnings	979	965	616	1%	57%
Segment Results—2013 Compared to 2012
In 2013, the segment’s net sales were $6.0 billion, a 1% increase compared to 2012. The 1% increase in net sales in the Government segment primarily reflects an increase in sales of infrastructure and deployment services. On a geographic basis, net sales declined in APME, were flat in North America and Latin America, and increased in EA, compared to 2012. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 64% of the segment’s net sales in 2013 and approximately 63% in 2012. North America showed continued strength in sales to state and local governments; however, federal sales declined partially due to sequestration and the government shutdown in October 2013. EA showed strong growth driven by infrastructure and deployment services. Our sales of PCR declined coming off of a record sales year in 2012. The segment’s backlog was $5.4 billion at December 31, 2013 and $4.9 billion at December 31, 2012.
The segment had operating earnings of $979 million in 2013, compared to operating earnings of $965 million in 2012. As a percentage of net sales in 2013 as compared to 2012, gross margin was down 1%, SG&A expenditures decreased, and R&D expenditures decreased. The increase in operating earnings was primarily due to a decrease in SG&A expenses, driven by a decrease in variable compensation expenses and reduced defined benefit plan expenses, partially offset by a mix change where infrastructure and deployment services growth was offset by radio declines.
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
The segment had operating earnings of $965 million in 2012, compared to operating earnings of $616 million in 2011. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 12% increase in net sales and (ii) a decline in Other charges, driven by net income from legal matters that occurred in 2011, partially offset by an increase in SG&A expenses and R&D expenditures. The increase in SG&A expenses was due to increases in pension and employee benefit related expenses, and the increase in R&D expenditures was driven by higher employee benefit related expenses and increased investment in next-generation technologies. As a percentage of net sales in 2012 as compared to 2011, gross margin increased slightly due to favorable mix, and operating leverage increased primarily due to the 12% increase in net sales while improving the segment's fixed cost structure.
Enterprise Segment
In 2013, the Enterprise segment’s net sales represented 31% of our consolidated net sales, compared to 31% in 2012, and 35% in 2011.

	Years ended December 31			Percent Change
(Dollars in millions)	2013	2012	2011	2013—2012	2012—2011
Segment net sales	$2,666	$2,709	$2,845	(2)%	(5)%
Operating earnings	236	291	242	(19)%	20%
Segment Results—2013 Compared to 2012
In 2013, the segment’s net sales were $2.7 billion, a 2% decrease compared to 2012. The 2% decrease in net sales in the Enterprise segment was due to delayed spend by our customers as they continued to address a challenging macroeconomic environment, prioritized funding for cloud and ERP maintenance, and encountered some uncertainty around operating system roadmaps. This decline reflects a decrease in sales of: (i) iDEN, (ii) Data Capture, and (iii) WLAN, partially offset by an increase in Enterprise Mobile Computing sales due to the Psion acquisition. The decrease in net sales for the segment reflects a decline in North America and Latin America, offset by an increase in EA and APME, compared to 2012. The decline in North America was driven by lower sales in the Data Capture and WLAN product groups, while the decline in Latin America was driven by the anticipated decline in iDEN. The increases in EA and APME were primarily driven by Enterprise Mobile Computing sales, with EA net sales increasing due to the Psion acquisition. Data Capture and WLAN product groups grew in the fourth quarter of 2013 as compared to the fourth quarter of 2012 as we saw an increase in customer spending. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 44% of the segment’s net sales in 2013, and approximately 47% in 2012. The segment’s backlog was $833 million at December 31, 2013, compared to $782 million at December 31, 2012.
The segment had operating earnings of $236 million in 2013, compared to operating earnings of $291 million in 2012. As a percentage of net sales in 2013 as compared to 2012, gross margin was 2% lower, SG&A expenditures decreased, and R&D expenditures decreased. The decrease in operating earnings was primarily due to: (i) a decline in gross margin primarily attributable to the anticipated decline in iDEN sales, which typically have higher margins, (ii) an increase in Psion sales with lower margins, and (iii) an unfavorable product and service mix. The decrease in SG&A expenses was driven by a decrease in variable compensation expenses and reduced defined benefit expenses, partially offset by incremental expenses relating to the Psion acquisition.
Segment Results—2012 Compared to 2011
In 2012, the segment’s net sales were $2.7 billion, a 5% decrease compared to net sales of $2.8 billion in 2011. The 5% decrease in net sales in the Enterprise segment reflects a decrease in sales of: (i) iDEN, (ii) Enterprise Mobile Computing, and (iii) WLAN, partially offset by an increase in Data Capture equipment sales. The decrease in net sales for the segment reflects a decline in North America, Latin America, and EA, and an increase in APME. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 47% of the segment’s net sales in 2012, and approximately 46% in 2011. The segment’s backlog was $782 million at December 31, 2012, compared to $875 million at December 31, 2011. The decline in backlog is primarily related to the anticipated decline in iDEN and reduced information technology spending driven by macroeconomic uncertainty.
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

Reorganization of Businesses

During 2013, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. In 2013, we recorded net reorganization of business charges of $133 million relating to the separation of 2,200 employees, of which 1,400 were indirect employees and 800 were direct employees. These charges included $26 million recorded to Costs of sales and $107 million of charges within Other charges in our consolidated statements of operations. Included in the aggregate $133 million are charges of: (i) $146 million for employee separation costs and (ii) $3 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed.
We realized cost-saving benefits of approximately $27 million in 2013 from the plans that were initiated during 2013, primarily in operating expenses. Beyond 2013, we expect the reorganization plans initiated during 2013 to provide annualized cost savings of approximately $159 million, consisting of $29 million of savings in Cost of sales, and $130 million of savings in operating expenses. These cost savings may be payroll or other operating expenses; however, as we continue to outsource manufacturing and other functions, these cost savings may not be realizable as variable outsourced manufacturing and other activities increase.
During 2012, we recorded net reorganization of business charges of $50 million, including: (i) $54 million for employee separation costs, and (ii) $7 million for building impairments, partially offset by $11 million for reversals of accruals no longer needed. During 2011, we recorded net reorganization of business charges of $58 million, including: (i) $41 million for employee separation costs and (ii) $19 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

Years ended December 31	2013	2012	2011
Government	$86	$33	$40
Enterprise	47	17	18
	$133	$50	$58
Cash payments for exit costs and employee separations in connection with these reorganization plans were $59 million in 2013, as compared to $55 million in 2012, and $81 million in 2011. The $109 million reorganization of businesses accrual remaining at December 31, 2013, includes: (i) $103 million relating to employee separation costs that are expected to be paid primarily in 2014 and (ii) $6 million relating to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased our total cash and cash equivalent balances, Sigma Fund, and short-term investments by $376 million from $3.6 billion as of December 31, 2012 to $3.2 billion as of December 31, 2013. This decrease was primarily due to the return of $2.0 billion of capital to shareholders through share repurchases and dividends paid during 2013, partially offset by: (i) $944 million of operating cash flow and (ii) $593 million of net proceeds from the issuance of debt.
Cash and Cash Equivalents
At December 31, 2013, our cash and cash equivalents (which are highly-liquid investments purchased with an original maturity of three months or less) were $3.2 billion, an increase of $1.8 billion compared to $1.5 billion at December 31, 2012. The increase in cash and cash equivalents is primarily due to the liquidation of the Sigma Fund which had a balance of $2.1 billion at December 31, 2012. At December 31, 2013, $1.8 billion of the $3.2 billion cash and cash equivalents balance was held in the U.S. and $1.4 billion was held in other countries (including $732 million in the United Kingdom). At both December 31, 2013 and December 31, 2012, restricted cash was $63 million.
We continue to analyze and review various repatriation strategies to efficiently repatriate cash. In 2013, we repatriated approximately $777 million in cash to the U.S. from international jurisdictions. At December 31, 2013, we had approximately $500 million of foreign earnings that are not permanently reinvested and may be repatriated without an additional tax charge to our consolidated statements of operations, given the U.S. federal and foreign income tax accrued on the undistributed earnings and the utilization of available foreign tax credits. Undistributed earnings that we intend to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.4 billion, $1.0 billion and $1.0 billion at December 31, 2013, 2012 and 2011, respectively. We currently have no plans to repatriate the foreign earnings permanently reinvested.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. In the third quarter of 2013, we made a $150 million cash tax payment, comprised of $87 million for withholding taxes associated with an intercompany foreign dividend and $63 million for previously accrued non-U.S. income taxes associated with the settlement of an income tax audit. Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
On January 4, 2011, the distribution of Motorola Mobility from Motorola Solutions was completed. As part of the distribution, we contributed $3.2 billion of cash and cash equivalents to Motorola Mobility. We had an obligation to fund an additional $300 million, upon receipt of cash distributions as a result of future capital reductions of an overseas subsidiary, of which $225 million was paid during 2011 and $73 million was paid during 2012. These contributions are reflected as financing activities in our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.
Operating Activities
Cash provided by operating activities from continuing operations in 2013 was $944 million, compared to $1.1 billion in 2012 and $848 million in 2011. Operating cash flows in 2013, as compared to 2012, were negatively impacted by: (i) higher cash tax payments, including Indian tax deposits of $43 million, and (ii) lower collections and sales of long-term receivables, including receivables related to the Networks divestiture that were retained after the sale and sold or collected in 2012, partially offset by: (i) approximately $190 million of lower defined benefit plan contributions and (ii) improvements in accounts payable metrics.  Operating cash flows in 2012, as compared to 2011, were positively impacted by: (i) increased sales and the expansion of operating margins, (ii) a $156 million decrease in contributions to our pension plans, and (iii) improvements in our working capital management, including approximately $100 million of sold or collected long-term receivables related to the Networks divestiture that were retained after the sale.
In the first quarter of 2013, the Indian rupee equivalent of $43 million was seized by the Indian tax authorities from our Indian subsidiary related to Indian income tax and interest assessments currently under review by the Indian and U.S. Competent Authorities. As a result of our appeals, the Supreme Court of India directed the Indian tax authorities to refund the full amount of cash seized and such refund was received by our Indian subsidiary on January 17, 2014.
We contributed $150 million, $340 million, and $489 million to our U.S. pension plans during 2013, 2012, and 2011 respectively. In addition, we contributed $32 million, $31 million, and $38 million to our non-U.S. pension plans during 2013, 2012, and 2011 respectively.
Our pension deficit is impacted by the volatility of corporate bond rates which are used to determine the plan discount rate as well as returns on the pension plan asset portfolio. The discount rate used to measure the U.S. liability at the end of 2013 was 5.15%, compared to 4.35% in the prior year. As a result of the increase in the discount rate, net of contributions and other factors, our total underfunded U.S. pensions at year end decreased to approximately $1.2 billion. As of December 31, 2013, changing the U.S. pension plans discount rate by one percentage point would change the U.S. pension plans net periodic pension cost in 2014 as follows:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
U.S. pension plan net periodic pension costs	$(11)	$9
Investing Activities
Net cash provided by investing activities from continuing operations was $2.0 billion in 2013, compared to $797 million in 2012 and $2.4 billion in 2011. The $1.2 billion increase in net cash provided by investing activities from 2012 to 2013 was primarily due to a $1.1 billion increase in cash received from sales of Sigma Fund investments, which we exited in the fourth quarter of 2013. The $1.6 billion decrease in net cash provided by investing activities from 2011 to 2012 was primarily due to: (i) a $1.2 billion decrease in cash received from sales of investments and businesses relating to the sale of the Networks business and (ii) a $433 million decrease in cash received from net sales of Sigma Fund investments.
Sigma Fund: Prior to December 2013, we invested most of our U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that was managed by independent investment management firms under specific investment guidelines restricting the type of investments held and their time to maturity. In December 2013, we completed the liquidation of the Sigma Fund and migrated the international U.S dollar-denominated cash to a U.S. dollar cash pool invested in U.S. dollar prime money market funds. The creation of the international cash pool enhances our flexibility to fund global operations. These money market funds are classified as Cash and cash equivalents within the consolidated balance sheets as of December 31, 2013. We had net proceeds of $2.1 billion from sales of Sigma Fund investments in 2013, compared to $1.1 billion in net proceeds from sales of Sigma Fund investments in 2012 and $1.5 billion from sales of Sigma Fund investments in 2011.
As of December 31, 2012, we had investments in the Sigma Fund of $2.1 billion (including $1.0 billion held outside the U.S.) which was invested in cash and U.S. government, agency, and government-sponsored enterprise obligations.

Acquisitions and Investments:  We used cash of $65 million for acquisitions and new investment activities in 2013, compared to $109 million in 2012 and $32 million in 2011. The cash used in 2013 was for the acquisition of Twisted Pair, a communications software provider in push-to-talk-over-broadband applications for a purchase price, net of cash acquired, of $36 million, and other small strategic investments. The cash used in 2012 was primarily for the acquisition of Psion plc, a U.K. based leader in mobile computing solutions, for approximately $200 million, primarily utilizing foreign cash, partially offset by net proceeds received related to the agreement with NSN to take over responsibility to implement Norway´s TETRA public safety network. The cash used in 2011 was for small strategic investments.
Capital Expenditures:    Capital expenditures were $191 million in 2013, compared to $187 million in 2012 and $186 million in 2011. Capital spending in 2013 was primarily driven by updating our information technology infrastructure, facility renovations, and building out factory lines for new product introductions.
Sales of Investments and Businesses:   We received $67 million of proceeds in 2013 compared to disbursements of $38 million in 2012 and proceeds received of $1.1 billion in 2011. The $67 million of proceeds received in 2013 were primarily comprised of proceeds from sales of equity investments. The $38 million of disbursements in 2012 were primarily comprised of payments to NSN related to the purchase price adjustment from the sale of the Networks business completed in 2011, partially offset by proceeds from sales of certain of our equity investments. The $1.1 billion in proceeds in 2011 were primarily comprised of net proceeds received in connection with sales of: (i) the Networks business, (ii) the Wireless Broadband business, (iii) certain of our equity investments, and (iv) the Israel-based module business.
Financing Activities
Net cash used for financing activities was $1.2 billion in 2013 compared to $2.3 billion in 2012 and $5.5 billion in 2011. Cash used for financing activities in 2013 was primarily comprised of: (i) $1.7 billion used for purchases of our common stock under our share repurchase program and (ii) $292 million of cash used for the payment of dividends, partially offset by: (i) $593 million of net proceeds from the issuance of debt and (ii) $165 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2012 was primarily comprised of: (i) $2.4 billion used for purchases of our common stock under our share repurchase program, (ii) $413 million of cash used for the repayment of debt, and (iii) $270 million of cash used for the payment of dividends, partially offset by: (i) $747 million of net proceeds from the issuance of debt and (ii) $133 million of net cash received from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2011 was primarily comprised of: (i) $3.4 billion of contributions to Motorola Mobility, (ii) $1.2 billion used for repayment of long-term debt, (iii) $1.1 billion of cash used for purchases of common stock under our share repurchase program, and (iv) $72 million of cash used for payment of dividends, partially offset by $192 million of net cash received from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Current and Long-Term Debt:  At both December 31, 2013 and December 31, 2012, our current portion of long-term debt was $4 million. We had outstanding long-term debt of $2.5 billion and $1.9 billion at December 31, 2013 and December 31, 2012 respectively.
During 2013, we issued an aggregate face principal amount of $600 million of 3.50% Senior Notes due March 1, 2023, recognizing net proceeds of $588 million, after debt discount and issuance costs.
During 2012, we issued an aggregate face principal amount of $750 million of 3.75% Senior Notes due May 15, 2022 (the “2022 Senior Notes”).  We also redeemed $400 million aggregate principal amount outstanding of our 5.375% Senior Notes due November 2012 (the “2012 Senior Notes”).  All of the 2012 Senior Notes were redeemed for an aggregate purchase price of approximately $408 million.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
During 2011, we repurchased $540 million of our outstanding long-term debt for a purchase price of $615 million, excluding approximately $6 million of accrued interest. In addition, we repaid the entire $600 million aggregate principal amount due on notes which had reached maturity. The $540 million of long-term debt repurchased included principal amounts of: (i) $196 million of the $314 million then outstanding of the 6.50% Debentures due 2025, (ii) $174 million of the $210 million then outstanding of the 6.50% Debentures due 2028, and (iii) $170 million of the $225 million then outstanding of the 6.625% Senior Notes due 2037. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $81 million related to this debt tender in Other within Other income (expense) in the consolidated statements of operations.
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
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, and July 22, 2013, the Board of Directors has authorized an aggregate share repurchase amount of up to $7.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2013, we have used approximately $5.2 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.8 billion of authority available for future repurchases.
We paid an aggregate of $1.7 billion during 2013, including transaction costs, to repurchase approximately 28.6 million shares at an average price of $59.30 per share. All repurchased shares have been retired.
Payment of Dividends: We paid cash dividends to holders of our common stock of $292 million in 2013, $270 million in 2012, and $72 million in 2011.
During 2011, we also paid $8 million of dividends to minority shareholders in connection with subsidiary common stock.
Credit Facilities
As of December 31, 2013, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. We must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2013. As of and during the year ended December 31, 2013, we did not borrow under the 2011 Motorola Solutions Credit Agreement.
Contractual Obligations and Other Purchase Commitments
Summarized in the table below are our obligations and commitments to make future payments under long-term debt obligations, lease obligations, purchase obligations and tax obligations as of December 31, 2013.

	Payments Due by Period
(in millions)	Total	2014	2015	2016	2017	2018	Uncertain Timeframe	Thereafter
Long-term debt obligations	$2,457	$20	$5	$6	$406	$6	$—	$2,014
Lease obligations	491	99	71	56	44	34	—	187
Purchase obligations*	56	49	5	2	—	—	—	—
Tax obligations	156	25	—	—	—	—	131	—
Total contractual obligations	$3,160	$193	$81	$64	$450	$40	$131	$2,201
*Amounts included represent firm, non-cancelable commitments.
Lease Obligations:  We lease certain office, factory and warehouse space, land, information technology and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $491 million. Rental expense, net of sublease income, was $66 million in 2013, $65 million in 2012, and $92 million in 2011.
Purchase Obligations:  During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements.  In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2013, we had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2016. The total payments expected to be made under these agreements are $56 million, of which $53 million relate to take or pay obligations from arrangements with suppliers for the sourcing of inventory supplies and materials and $3 million relate to software contracts supporting engineering. We do not anticipate the cancellation of any of our take or pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
Tax Obligations:  We have approximately $156 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of our global tax examinations, or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $75 million tax benefit, with cash payments not expected to exceed $25 million.

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
We outsource certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2017. Our remaining payments under these contracts are approximately $485 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.
As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects of the Government segment. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2013, outstanding Performance Bonds totaled approximately $809 million, compared to $891 million at December 31, 2012. Any future disruptions, uncertainty, or volatility in bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs.
Off-Balance Sheet Arrangements:  Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $120 million at December 31, 2013, compared to $84 million at December 31, 2012.
Outstanding Long-Term Receivables:  We had net non-current long-term receivables of $6 million at December 31, 2013, compared to net non-current long-term receivables of $60 million (net of allowances for losses of $10 million) at December 31, 2012. These long-term receivables are generally interest bearing, with interest rates ranging from 2% to 13%.
Sales of Receivables
From time to time, we sell accounts receivable and long-term receivables to third-parties under one-time arrangements while others have been sold to third-parties under committed facilities that involve contractual commitments. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables. We had no significant committed facilities for the sale of long-term receivables at December 31, 2013 or at December 31, 2012.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2013, 2012, and 2011:

Years ended December 31	2013	2012	2011
Cumulative annual proceeds received from sales:
Accounts receivable sales proceeds	$14	$12	$8
Long-term receivables sales proceeds	151	178	224
Total proceeds from receivable sales	$165	$190	$232
At December 31, 2013, the Company had retained servicing obligations for $434 million of long-term receivables, compared to $375 million of long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities of the sales of accounts receivables and long-term receivables.

Adequate Internal Funding Resources
We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents and short-term investments in the U.S. and the ability to repatriate funds from foreign jurisdictions.
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
—Restructuring activities
—Retirement benefits
—Valuation and recoverability of goodwill
Revenue Recognition
Net sales consist of a wide range of activities including the delivery of stand-alone equipment or services, custom design and installation over a period of time, and bundled sales of equipment, software and services. We enter into revenue arrangements that may consist of multiple deliverables of our products and services due to the needs of our customers. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. We recognize revenue from the sale of equipment, equipment containing both software and nonsoftware components that function together to deliver the equipment’s essential functionality, and services in accordance with general revenue recognition accounting principles. We recognize revenue in accordance with software accounting guidance for the following types of sales transactions: (i) standalone sales of software products or software upgrades, (ii) standalone sales of software maintenance agreements, and (iii) sales of software bundled with equipment where the software is not essential to the functionality of that equipment.
Products
For equipment sales, in addition to the criteria mentioned above, revenue recognition occurs when title and risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. We base our estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, we defer revenue until the incentive has been finalized with the customer. We include shipping charges billed to customers in net revenue, and include the related shipping costs in cost of sales.
We sell software and equipment obtained from other companies. We establish our own pricing and retain related inventory risk, are the primary obligor in sales transactions with customers, and assume the credit risk for amounts billed to customers. Accordingly, we generally recognize revenue for the sale of products obtained from other companies based on the gross amount billed.
Within the Enterprise segment, products are often sold through distributors to value-added resellers. In addition to cooperative marketing and other incentive programs, we have arrangements with some distributors which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, we give distributors credits for the difference between the original price paid and our then current price. Under the stock rotation programs, distributors are able to exchange certain products based on the number of qualified purchases made during the period. When we are unable to reliably estimate the final sales price due to the price protection and stock rotation programs revenue is not recognized until the products are resold by distributors to value-added resellers using information provided by these distributors.
Long-Term Contracts
For long-term contracts that involve customization of equipment and/or software, we generally recognize revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract (“Estimated Costs at Completion”). The components of estimated costs to complete a contract and management’s process for reviewing Estimated Costs at Completion and progress toward completion is discussed further below. Contracts may be combined or segmented in accordance with the applicable criteria under contract accounting principles. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract contains other inherent uncertainties, revenues and costs are deferred until the project is complete and customer acceptance is obtained.
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of our long-term contracts, Estimated Costs at Completion is complex and subject to many variables. We have a standard and disciplined quarterly Estimated Costs at Completion process in which management reviews the progress and performance of open contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive project performance, and may result in an increase in operating income during the performance of individual contracts. Likewise, these adjustments may result in a decrease in operating income if Estimated Costs at Completion increase. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on Operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2013, 2012, and 2011. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
Hardware and Software Services Support
Revenue under equipment and software support and maintenance agreements, which do not contain specified future software upgrades, is recognized ratably over the contract term as services are performed.
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
Multiple-Element Arrangements
Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements that include products containing software that functions together with the equipment to deliver its essential functionality, undelivered software elements that relate to the product's essential software, and undelivered non-software services, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in our control.
In these arrangements, we allocate revenue to all deliverables based on their relative selling prices. We use the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“ESP”).
We determine VSOE based on our normal pricing and discounting practices for the specific product or service when that same product or service is sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate.
When VSOE does not exist, we attempt to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy for many of our products differs from that of our competitors and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE.
When both VSOE and TPE are unavailable, we use ESP. We determine ESP by: (i) collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on our normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.
We also consider the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE, TPE, and ESP.
Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.
Our arrangements with multiple deliverables may also contain one or more software deliverables that are subject to software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable(s) and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy outlined above. In circumstances where we cannot determine VSOE or TPE for any of the deliverables in the arrangement, ESP is used for the purpose of allocating the arrangement consideration between software and non-software deliverables.
We account for multiple-element arrangements that consist entirely of software or software-related products, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is post contract support, service revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, we use the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Inventory Valuation
We record valuation reserves on our inventory for estimated excess or obsolescence. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management performs an analysis based on future demand requirement estimates of the underlying inventory to identify reserves needed for excess and obsolescence. We use our best judgment to estimate appropriate reserves based on this analysis. In addition, we adjust the carrying value of inventory if the current market value of that inventory is below our cost.
At December 31, 2013 and 2012, Inventories consisted of the following:

December 31	2013	2012
Finished goods	$232	$244
Work-in-process and production materials	468	432
	700	676
Less inventory reserves	(178)	(163)
	$522	$513
We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, our inventory reserves represented 25% of the gross inventory balance at December 31, 2013, compared to 24% of the gross inventory balance at December 31, 2012. We have inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourced manufacturing.
If future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.
Income Taxes
Our effective tax rate is based on pre-tax income and the tax rates applicable to such income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior year tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We adjust reserves for unrecognized income tax benefits in light of changing facts and circumstances. We recognize the tax benefit of a tax position only if it is more-likely-than-not to be sustained.
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
We account for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.
We evaluate deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible.
During 2013, our deferred tax valuation allowances were adjusted primarily for current year movement in deferred taxes and expiration of carryforwards. During 2012, we recorded $60 million of tax benefit related to the reversal of a significant portion of the valuation allowance established on certain foreign deferred tax assets. During 2011, we reassessed our valuation allowance requirements taking into consideration the distribution of Motorola Mobility. We evaluated all available evidence in our analysis, including the historical and projected pre-tax profits generated by our U.S. operations. We also considered tax planning strategies that are prudent and can be reasonably implemented. Based on our assessment, we recorded $274 million of tax benefit related to the reversal of a valuation allowance established on U.S. deferred tax assets in 2011. The U.S. valuation allowance as of December 31, 2013 relates to state tax carryforwards that we expect to expire unutilized.
We have a total deferred tax asset valuation allowance of approximately $256 million against gross deferred tax assets of approximately $4.1 billion as of December 31, 2013, compared to total deferred tax asset valuation allowance of approximately $308 million against net deferred tax assets of approximately $4.7 billion as of December 31, 2012.
Restructuring Activities
We maintain a formal Involuntary Severance Plan (the “Severance Plan”), which permits us to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits.  In addition to the Involuntary Severance Plan, during the year ended December 31, 2013, we accepted voluntary applications to our Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan; however, termination benefits, which are normally capped at six months of salary, were capped at a full year’s salary.
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
Retirement Benefits
Our noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees are not eligible to participate in the Regular Pension Plan. We also provide defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany and Japan (the “Non-U.S. Plans”). Other pension plans outside of the U.S. are not material to us either individually or in the aggregate.
We also had a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for our elected officers. The Officers’ Plan contained provisions for vesting and funding the participants’ expected retirement benefits when the participants met the minimum age and years of service requirements. During 2013, the Officers' Plan was settled and terminated.
We have an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who were covered under the Officers’ Plan were not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the “Cap”) or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years is the greater of: (i) such employee’s eligible compensation as of January 1, 2007 (frozen at that amount) or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was frozen to new participants unless such participation was required under a prior contractual entitlement.
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
In December 2008, we amended the Regular Pension Plan, the Officers’ Plan and the MSPP (collectively, the “U.S. Pension Benefit Plans”) such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.
Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, we offset a portion of the postretirement medical costs to the retired participant. Employees hired on or after

January 1, 2002 are eligible to access postretirement medical benefits under this plan; however, these employees receive no subsidy and pay full cost for their benefits. As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants.
During the year ended December 31, 2012, we announced an amendment to the Postretirement Health Care Benefits Plan.  Starting January 1, 2013, benefits under the plan to participants over age 65 are paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants.  Covered retirees are able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses.  The amendment to the Postretirement Health Care Benefits Plan effective January 1, 2013 resulted in a remeasurement of the plan generating an $87 million decrease in accumulated other comprehensive loss, net of taxes. The majority of that $87 million decrease will be recognized over approximately three years, or the period in which the remaining employees eligible for the plan will quality for benefits under the plan. During the year ended December 31, 2013, $43 million of prior service cost credit was recognized, including the amount associated with the 2012 amendment resulting in a net credit for periodic cost in 2013.
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
There are various assumptions used in calculating the net periodic benefit expense and related benefit obligations. One of these assumptions is the expected long-term rate of return on plan assets. The required use of the expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. We use a five-year, market-related asset value method of recognizing asset related gains and losses.
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. Our investment return assumption for the U.S. Pension Benefit Plans and Postretirement Healthcare Benefits Plan was 7.00% in 2013 and 8.25% in 2012. At December 31, 2013, the pension plans and the Postretirement Health Care Benefits Plan investment portfolios were comprised of approximately 55 percent and 58 percent equity investments, respectively.
A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. pension obligations were 5.15% and 4.35% at December 2013 and 2012, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 4.65% and 3.80% at December 31, 2013 and 2012, respectively.
A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by us based upon our long-term plans for such increases. Our 2013 and 2012 rate for future compensation increase for the U.S. Pension Benefit Plans was 0%, as the salaries to be utilized for calculation of benefits under these plans have been frozen. For the Postretirement Health Care Benefits Plan, we review external data and our own historical trends for health care costs to determine the health care cost trend rates. The health care cost trend rate used to determine the December 31, 2013, accumulated postretirement benefit obligation was 8.50% for 2013, then grading down to a rate of 5% in 2020.  The health care cost trend rate used to determine the December 31, 2012 accumulated postretirement benefit obligation was 7.25% for 2013, remaining flat at 7.25% through 2015, then grading down to a rate of 5% in 2019.
Prior to 2013, unrecognized gains and losses were amortized over periods ranging from three to thirteen years. At the close of fiscal 2012, we determined that the majority of the plan participants in our Regular and United Kingdom pension plans were no longer actively employed due to significant employee exits as a result of our recent divestitures.  Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant.  As such, beginning in 2013, and depending on the specific plan, we began amortizing gains and losses over periods ranging from five to twenty-eight years. Prior service costs are being amortized over periods ranging from ten to twelve years. Benefits under all pension plans are valued based on the projected unit credit cost method.
For the year ended December 31, 2013, we recognized net periodic pension expense of $118 million related to our U.S. Pension Benefit Plans, compared to $188 million for the year ended December 31, 2012. Cash contributions of $150 million were made to the U.S. Pension Benefit Plans during 2013 as compared to $340 million in 2012.

We recognized net postretirement health care benefit of $26 million and expense of $3 million for the years ended December 31, 2013 and 2012, respectively. No cash contributions were made to this plan in 2013. We do not expect to make cash contributions to the Postretirement Health Care Benefits Plan in 2014.
The measurement date of all of our retirement plans assets and obligations is December 31.
Valuation and Recoverability of Goodwill
We assess the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is assessed more frequently if an event occurs or circumstances change that would indicate it is more-likely-than-not that the fair value of a reporting unit is below its carrying amount. We continually assess whether any such events and circumstances have occurred, which requires a significant amount of judgment. Such events and circumstances may include: adverse changes in macroeconomic conditions, adverse changes in the entity's industry or market, changes in cost factors negatively impacting earnings and cash flows, negative or declining overall financial performance, events affecting the carrying value or composition of a reporting unit, or a sustained decrease in share price, among others. Any such adverse event or change in circumstances could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
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
2013
The goodwill impairment test for fiscal 2013 was performed using the two step goodwill impairment analysis. In step one, the fair value of each reporting unit is compared to its book value. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, step two is required. Step two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in step one and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.
The following describes the valuation methodologies used to derive the fair value of the reporting units:

•
Income Approach: To determine fair value, we discounted the expected future cash flows of the reporting units. The discount rate used represented the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of the model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted it by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into the estimate of fair value.

•
Market-Based Approach: In addition, we estimated the fair value of our reporting units using several market-based approaches, including the value that is derived based on Motorola Solutions' consolidated stock price. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects to select guideline publicly traded companies.

The determination of fair value of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily included the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts.
We evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of each reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable. We weighted the fair value of our reporting units determined by the valuation methodologies at 50% based on the income approach and 50% based on the market-based approach. We believe that this weighting is appropriate because it is our view that value indications under the selected methods are equally reliable and reflective of the value of the reporting units.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company's stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual common stock. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for equity securities representing less than a controlling interest, referred to as a "control premium."
For the purpose of determining the implied control premium in the overall goodwill analysis, we applied assumptions for determining the fair value of corporate assets. Corporate assets primarily consisted of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, and tax-related deposits and refunds receivable. Judgments about the fair value of corporate assets include, among others, an assumption that a significant portion of the corporate assets are required to pay off debt. The results of our impairment analysis resulted in an implied control premium within the range of historical transactions observed in our industry. For fiscal year 2013, we concluded that the fair value of each reporting unit is substantially in excess of its carrying value.
2012
We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for fiscal year 2012. In performing this qualitative assessment, we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. In addition, we considered the fair value derived for each reporting unit in conjunction with the 2010 goodwill impairment test, which included a full step one fair value analysis similar to the valuation discussed above. We compared this prior fair value against the current carrying value of each reporting unit noting fair value significantly exceeded carrying value for both reporting units. We performed a sensitivity analysis on the fair value determined for each reporting unit in conjunction with the 2010 goodwill impairment test for changes in significant assumptions including the weighted average cost of capital used in the income approach and changes in expected cash flows. For fiscal year 2012, these changes in assumptions and estimated cash flows resulted in an increase in fair value for the Government reporting unit and a slight decrease in fair value for the Enterprise reporting unit. In spite of this small decrease in estimated fair value of the Enterprise reporting unit, the reporting unit's fair value continued to significantly exceed its carrying value. As such, for 2012, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. Generally Accepted Accounting Principles ("GAAP") does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of the arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist within our statement of financial position at the beginning of the year of adoption. This guidance will be effective for us beginning January 1, 2014. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists."  The ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when: (i) settlement in this manner is available under the tax law and (ii) the company intends to use the deferred tax asset for that purpose. This guidance will be effective for us beginning January 1, 2014. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.

In January 2014, the FASB issued ASU No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if:  (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for us beginning January 1, 2015. We are currently assessing the impact of this standard on our consolidated financial statements and footnote disclosures.
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) customer spending, (c) the impact of each segment's strategy, (d) the impact from the loss of key customers, (e) competitive position, (f) increased competition, (g) the impact of regulatory matters, (h) the impact from the allocation and regulation of spectrum, (i) the availability of materials and components, energy supplies and labor, (j) the seasonality of the business, (k) the firmness of each segment's backlog, (l) the competitiveness of the patent portfolio, and (m) the impact of research and development; (2) “Properties,” about the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis,” about: (a) market growth/contraction, demand, spending and resulting opportunities, (b) the increase in public safety LTE revenues in 2015, (c) the decline in iDEN, (d) the return of capital to shareholders through dividends and/or repurchasing shares, (e) the success of our business strategy and portfolio, (f) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (g) our ability and cost to repatriate funds, (h) the impact of the timing and level of sales and the geographic location of such sales, (i) the impact of maintaining inventory, (j) future cash contributions to pension plans or retiree health benefit plans, (k) the liquidity of our investments, (l) our ability and cost to access the capital markets, (m) our ability to borrow and the amount available under our credit facilities, (n) our ability to retire outstanding debt, (o) our ability and cost to obtain performance related bonds, (p) adequacy of resources to fund expected working capital and capital expenditure measurements, (q) expected payments pursuant to commitments under long-term agreements, (r) the ability to meet minimum purchase obligations, (s) our ability to sell accounts receivable and the terms and amounts of such sales, (t) the outcome and effect of ongoing and future legal proceedings, (u) the impact of recent accounting pronouncements on our financial statements, (v) the impact of the loss of key customers, and (w) the expected effective tax rate and deductibility of certain items; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2013, we have $2.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Of this total long-term debt amount, a $36 million Euro-denominated variable interest loan has a hedge that changes the interest rate characteristics from variable to fixed-rate. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.
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
Our strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on our assessment of risk. We enter into derivative contracts for some of our non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. We typically use forward contracts and options to hedge these currency exposures. In addition, we enter into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of our exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2013, we had outstanding foreign exchange contracts totaling $837 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which is charged to Other within Other income (expense) in our consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2013 and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	2013	2012
British Pound	$257	$225
Chinese Renminbi	(181)	(99)
Euro	(132)	(9)
Norwegian Krone	(95)	(48)
Brazilian Real	(44)	3
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of currency forward contracts and options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $82 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.
At December 31, 2013, the maximum term of derivative instruments that hedge forecasted transactions was seven months. The weighted average duration of our derivative instruments that hedge forecasted transactions was three months.

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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 13, 2014

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2013	2012	2011
Net sales from products	$6,118	$6,363	$6,068
Net sales from services	2,578	2,335	2,135
Net sales	8,696	8,698	8,203
Costs of product sales	2,852	2,844	2,723
Costs of services sales	1,603	1,506	1,334
Costs of sales	4,455	4,350	4,057
Gross margin	4,241	4,348	4,146
Selling, general and administrative expenses	1,838	1,963	1,912
Research and development expenditures	1,055	1,075	1,035
Other charges	133	54	341
Operating earnings	1,215	1,256	858
Other income (expense):
Interest expense, net	(113)	(66)	(74)
Gains on sales of investments and businesses, net	40	39	23
Other	3	(14)	(69)
Total other expense	(70)	(41)	(120)
Earnings from continuing operations before income taxes	1,145	1,215	738
Income tax expense (benefit)	40	337	(3)
Earnings from continuing operations	1,105	878	741
Earnings from discontinued operations, net of tax	—	3	411
Net earnings	1,105	881	1,152
Less: Earnings (loss) attributable to noncontrolling interests	6	—	(6)
Net earnings attributable to Motorola Solutions, Inc.	$1,099	$881	$1,158
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$1,099	$878	$747
Earnings from discontinued operations, net of tax	—	3	411
Net earnings	$1,099	$881	$1,158
Earnings per common share:
Basic:
Continuing operations	$4.13	$3.01	$2.24
Discontinued operations	—	—	1.23
	$4.13	$3.01	$3.47
Diluted:
Continuing operations	$4.06	$2.95	$2.20
Discontinued operations	—	0.01	1.21
	$4.06	$2.96	$3.41
Weighted average common shares outstanding:
Basic	266.0	292.1	333.8
Diluted	270.5	297.4	339.7
Dividends declared per share	$1.14	$0.96	$0.22
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31
(In millions)	2013	2012	2011
Net earnings	$1,105	$881	$1,152
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $40, $99, and $73	70	177	132
Mid-year remeasurement of retirement benefit adjustments and other amendment, net of tax of $-, $52, and $9	—	87	(77)
Remeasurement of retirement benefit adjustments, net of tax of $571, $(419), and $(332)	953	(707)	(723)
Foreign currency translation adjustment, net of tax of $(7), $(4), and $(8)	(4)	14	19
Net gain (loss) on derivative hedging instruments, net of tax of $1, $(1), and $0	(2)	4	(3)
Net unrealized gain (loss) on securities, net of tax of $1, $1, and $(1)	(4)	1	(2)
Total other comprehensive income (loss)	1,013	(424)	(654)
Comprehensive income	2,118	457	498
Less: Earnings (loss) attributable to noncontrolling interest	6	—	(6)
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$2,112	$457	$504
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31
(In millions, except par value)	2013	2012
ASSETS
Cash and cash equivalents	$3,225	$1,468
Sigma Fund and short-term investments	2	2,135
Accounts receivable, net	1,920	1,881
Inventories, net	522	513
Deferred income taxes	584	604
Other current assets	767	800
Total current assets	7,020	7,401
Property, plant and equipment, net	810	839
Investments	251	240
Deferred income taxes	2,076	2,416
Goodwill	1,509	1,510
Other assets	185	273
Total assets	$11,851	$12,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	814	705
Accrued liabilities	2,402	2,626
Total current liabilities	3,220	3,335
Long-term debt	2,457	1,859
Other liabilities	2,485	4,195
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 12/31/13—255.5; 12/31/12—277.3
Outstanding shares: 12/31/13—254.5; 12/31/12—276.1
Additional paid-in capital	3,518	4,937
Retained earnings	2,425	1,625
Accumulated other comprehensive loss	(2,287)	(3,300)
Total Motorola Solutions, Inc. stockholders’ equity	3,659	3,265
Noncontrolling interests	30	25
Total stockholders’ equity	3,689	3,290
Total liabilities and stockholders’ equity	$11,851	$12,679
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2011	337.2	$8,647	$(2,222)	$4,460	$102
Net earnings (loss)				1,158	(6)
Net unrealized loss on securities, net of tax of $(1)			(2)
Foreign currency translation adjustments, net of tax of $(8)			19
Amortization of retirement benefit adjustments, net of tax of $73			132
Mid-year remeasurement of retirement benefits, net of tax of $9			(77)
Year-end and other retirement adjustments, net of tax of $(332)			(723)
Issuance of common stock and stock options exercised	9.4	152
Share repurchase program	(26.6)	(1,110)
Excess tax benefit from share-based compensation		42
Share-based compensation expense		181
Net loss on derivative hedging instruments, net of tax of $(0)			(3)
Distribution of Motorola Mobility		(836)		(4,460)
Dividends paid to noncontrolling interest on subsidiary common stock					(8)
Sale of noncontrolling interest in subsidiary common stock					(27)
Purchase of noncontrolling interest in subsidiary					(1)
Reclassification of share-based awards from liability to equity		(2)
Dividends declared				(142)
Balance as of December 31, 2011	320	$7,074	$(2,876)	$1,016	$60
Net earnings				881	—
Net unrealized gain on securities, net of tax of $1			1
Foreign currency translation adjustments, net of tax benefit of $(4)			14
Amortization of retirement benefit adjustments, net of tax of $99			177
Remeasurement of retirement benefits, net of tax of $52			87
Year-end and other retirement adjustments, net of tax of $(419)			(707)
Issuance of common stock and stock options exercised	6.9	80
Share repurchase program	(49.6)	(2,438)
Excess tax benefit from share-based compensation		20
Share-based compensation expense		184
Net gain on derivative hedging instruments, net of tax of $(1)			4
Acquisition of noncontrolling interest from Japanese subsidiary		20			(35)
Dividends declared				(272)
Balance as of December 31, 2012	277.3	$4,940	$(3,300)	$1,625	$25
Net earnings				1,099	6
Net unrealized loss on securities, net of tax of $1			(4)
Foreign currency translation adjustments, net of tax of $(7)			(4)
Amortization of retirement benefit adjustments, net of tax of $40			70
Year-end and other retirement adjustments, net of tax of $571			953
Issuance of common stock and stock options exercised	6.8	100
Share repurchase program	(28.6)	(1,694)
Excess tax benefit from share-based compensation		25
Share-based compensation expense		153
Net loss on derivative hedging instruments, net of tax of $1			(2)
Purchase of noncontrolling interest in subsidiary		(3)			(1)
Dividends declared				(299)
Balance as of December 31, 2013	255.5	$3,521	$(2,287)	$2,425	$30
See accompanying notes to consolidated financial statements.

Motorola Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2013	2012	2011
Operating
Net earnings attributable to Motorola Solutions, Inc.	$1,099	$881	$1,158
Earnings attributable to noncontrolling interests	6	—	(6)
Net earnings	1,105	881	1,152
Earnings from discontinued operations, net of tax	—	3	411
Earnings from continuing operations, net of tax	1,105	878	741
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	228	208	366
Non-cash other charges (income)	(12)	11	34
Share-based compensation expense	153	184	168
Gains on sales of investments and businesses, net	(40)	(39)	(23)
Loss from the extinguishment of long term debt	—	6	81
Deferred income taxes	(231)	242	63
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(66)	81	(250)
Inventories	(10)	(3)	(14)
Other current assets	51	(118)	61
Accounts payable and accrued liabilities	(201)	(162)	(191)
Other assets and liabilities	(33)	(220)	(188)
Net cash provided by operating activities from continuing operations	944	1,068	848
Investing
Acquisitions and investments, net	(65)	(109)	(32)
Proceeds from (used for) sales of investments and businesses, net	67	(38)	1,124
Capital expenditures	(191)	(187)	(186)
Proceeds from sales of property, plant and equipment	66	56	6
Proceeds from sales of Sigma Fund investments, net	2,133	1,075	1,508
Proceeds from sales of short-term investments, net	—	—	6
Net cash provided by investing activities from continuing operations	2,010	797	2,426
Financing
Repayment of debt	(4)	(413)	(1,219)
Net proceeds from issuance of debt	593	747	—
Contributions to Motorola Mobility	—	(73)	(3,425)
Issuance of common stock	165	133	192
Purchase of common stock	(1,694)	(2,438)	(1,110)
Excess tax benefit from share-based compensation	25	20	42
Payment of dividends	(292)	(270)	(72)
Distributions to discontinued operations	—	(11)	64
Net cash used for financing activities from continuing operations	(1,207)	(2,305)	(5,528)
Net cash provided by operating activities from discontinued operations	—	2	26
Net cash provided by investing activities from discontinued operations	—	—	(8)
Net cash provided by financing activities from discontinued operations	—	11	(64)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(13)	46
Net cash provided by discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	10	27	(73)
Net increase (decrease) in cash and cash equivalents	1,757	(413)	(2,327)
Cash and cash equivalents, beginning of period	1,468	1,881	4,208
Cash and cash equivalents, end of period	$3,225	$1,468	$1,881
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$122	$109	$166
Income and withholding taxes, net of refunds	246	127	107
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
The consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, statement of stockholder's equity, and cash flows for all periods presented.
The preparation of financial statements in conformity with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Net sales consist of a wide range of activities including the delivery of stand-alone equipment or services, custom design and installation over a period of time, and bundled sales of equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of equipment, equipment containing both software and nonsoftware components that function together to deliver the equipment’s essential functionality, and services in accordance with general revenue recognition accounting principles. The Company recognizes revenue in accordance with software accounting guidance for the following types of sales transactions: (i) standalone sales of software products or software upgrades, (ii) standalone sales of software maintenance agreements, and (iii) sales of software bundled with hardware where the software is not essential to the functionality of that equipment.
Products
For equipment sales, in addition to the criteria mentioned above, revenue recognition occurs when title and risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reliably estimated, the Company defers revenue until the incentive has been finalized with the customer. The Company includes shipping charges billed to customers in net revenue, and includes the related shipping costs in cost of sales.
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
Within the Enterprise segment, products are often sold through distributors to value-added resellers. In addition to cooperative marketing and other incentive programs, the Company has arrangements with some distributors which allow for price protection and limited rights of return, generally through stock rotation programs. Under the price protection programs, the Company gives distributors credits for the difference between the original price paid and the Company’s then current price. Under the stock rotation programs, distributors are able to exchange certain products based on the number of qualified purchases made during the period. Where the Company is unable to reliably estimate the final sales price due to the price protection and stock rotation programs revenue is not recognized until the products are resold by distributors to value-added resellers using information provided by these distributors.
Long-Term Contracts
For long-term contracts that involve customization of equipment and/or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract (“Estimated Costs at Completion”). The components of estimated costs to complete a contract and management’s process for reviewing Estimated Costs at Completion and progress toward completion is discussed further below. Contracts may be combined or segmented in accordance with the applicable criteria under contract accounting principles. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract contains other inherent uncertainties, revenues and costs are deferred until the project is complete and customer acceptance is obtained.
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of the Company’s long-term contracts, Estimated Costs at Completion is complex and subject to many variables. The Company has a standard and disciplined quarterly Estimated Costs at Completion process in which management reviews the progress and performance of open contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive project performance, and may result in an increase in operating income during the performance of individual contracts. Likewise, these adjustments may result in a decrease in operating income if Estimated Costs at Completion increase. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on Operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2013, 2012, and 2011. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
Hardware and Software Services Support
Revenue under equipment and software maintenance agreements, which do not contain specified future software upgrades, is recognized ratably over the contract term as services are performed.
Software and Licenses
Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license.
Multiple-Element Arrangements
Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements that include products containing software that functions together with the equipment to deliver its essential functionality, undelivered software elements that relate to the product's essential software, and undelivered non-software services deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company.
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
The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when that same product or service is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate.
When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy for many of its products differs from that of its competitors and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.
When both VSOE and TPE are unavailable, the Company uses ESP. The Company determines ESP by: (i) collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on its normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-

specific factors, and (iii) stratifying the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.
The Company also considers the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE, TPE, and ESP.
Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.
The Company's arrangements with multiple deliverables may also contain one or more software deliverables that are subject to software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable(s) and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy outlined above. In circumstances where the Company cannot determine VSOE or TPE of the selling price for any of the deliverables in the arrangement, ESP is used for the purpose of allocating the arrangement consideration between software and non software deliverables.
The Company accounts for multiple-element arrangements that consist entirely of software or software-related products, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is post contract support, service revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, the Company uses the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.
Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $63 million at December 31, 2013 and $63 million at December 31, 2012.
Sigma Fund:    Prior to December 2013, the Company invested a most of its U.S. dollar-denominated cash in a fund (the “Sigma Fund”) which was managed by independent investment management firms under specific investment guidelines restricting the type of investments held and their time to maturity. In December 2013, the Company completed the liquidation of the Sigma Fund and migrated the international U.S. dollar denominated cash to a U.S. dollar cash pool invested in U.S. dollar prime money market funds. These money market funds are classified as Cash and cash equivalents within the Consolidated balance sheet as of December 31, 2013.
Prior to the liquidation of the Sigma Fund, investments in the Sigma Fund were carried at fair value primarily based on valuation pricing models and broker quotes.  These pricing models utilized observable inputs including, but not limited to: market quotations, yields, maturities, call features, and the security's terms and conditions. The fair value measurements of the Sigma Fund were deemed Level 2 fair value measures as of December 31, 2012.
Investments:    Investments in equity and debt securities classified as available-for-sale are carried at fair value. When applicable, debt securities classified as held-to-maturity are carried at amortized cost. Equity securities that are restricted for more than one year or that are not publicly traded are carried at cost. Certain investments are accounted for using the equity method if the Company has significant influence over the issuing entity.
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
Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis, based on the estimated useful lives of the assets (buildings and building equipment, five to forty years; machinery and equipment, two to ten years) and commences once the assets are ready for their intended use.
Goodwill and Intangible Assets:    Goodwill is assessed for impairment at least annually at the reporting unit level. The Company performs its annual assessment of goodwill for impairment in the fourth quarter of each year. The annual assessment is performed using the two-step goodwill test which may also include the optional qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.
If the two-step goodwill impairment test is performed, first, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.
Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from one to ten years. The Company has no intangible assets with indefinite useful lives.
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
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred tax assets on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income, exclusive of reversing temporary differences and carryforwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible.
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
Foreign Currency:    Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive loss in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s consolidated statements of operations.

Derivative Instruments:    Gains and losses on hedges of existing assets or liabilities are marked-to-market and the result is included in Other within Other income (expense) within the Company’s consolidated statements of operations. Certain financial instruments are used to hedge firm future commitments or forecasted transactions.  Gains and losses pertaining to those instruments that qualify for hedge accounting are deferred until such time as the underlying transactions are recognized and subsequently recognized in the same line within the consolidated statements of operations as the hedged item. Gains and losses pertaining to those instruments that do not qualify for hedge accounting are recorded immediately in Other income (expense) within the consolidated statements of operations.
Earnings Per Share:    The Company calculates its basic earnings per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net earnings attributable to Motorola Solutions, Inc. by the sum of the weighted average number of common shares used in the basic earnings per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings per share calculation. Both basic and diluted earnings per share amounts are calculated for earnings from continuing operations and net earnings attributable to Motorola Solutions, Inc. for all periods presented. All earnings per share information presented gives effect to the distribution of Motorola Mobility and a reverse stock split, which occurred on January 4, 2011 (see further discussion in Note 3).
Share-Based Compensation Costs:    The Company has incentive plans that reward employees with stock options, stock appreciation rights, restricted stock and restricted stock units, as well as an employee stock purchase plan. The amount of compensation cost for these share-based awards is generally measured based on the fair value of the awards as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair values of stock options and stock appreciation rights are generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.
Retirement Benefits:    The Company records annual expenses relating to its pension benefit and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized either over the average service life or over the average remaining lifetime of the participants, depending on the number of active employees in the plan. The funded status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company’s consolidated balance sheets using a December 31 measurement date.
Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $95 million, $95 million and $98 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Use of Estimates:    The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and long term receivables, inventories, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets together with declines in consumer spending have increased the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Recent Accounting Pronouncements:
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
In January 2014, the FASB issued ASU No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if:  (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for the Company beginning January 1, 2015. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures.

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
The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2012 and 2011.

Years ended December 31	2012	2011
Net sales	$—	$1,346
Operating earnings	11	201
Gains (loss) on sales of investments and businesses, net	(7)	474
Earnings before income taxes	8	667
Income tax expense	5	256
Earnings from discontinued operations, net of tax	3	411

3.    Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

Years ended December 31	2013	2012	2011
Other charges:
Intangibles amortization	$26	$29	$200
Reorganization of businesses	107	41	52
Legal and related insurance matters, net	—	(16)	88
Other	—	—	1
	$133	$54	$341
During 2012, the Company recorded a $16 million gain in connection with the settlement of a legal matter involving the legacy paging business.
During 2011, the Company recorded $88 million of net charges for legal matters. These charges primarily relate to litigation settlement and legal matters related to the legacy paging business.
Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31	2013	2012	2011
Interest income (expense), net:
Interest expense	$(132)	$(108)	$(132)
Interest income	19	42	58
	$(113)	$(66)	$(74)
Other:
Loss from the extinguishment of long-term debt	$—	$(6)	$(81)
Investment impairments	(6)	(8)	(4)
Foreign currency gain (loss)	(12)	(13)	8
Gains on equity method investments	10	3	12
Other	11	10	(4)
	$3	$(14)	$(69)

Earnings Per Common Share
Basic and diluted earnings per common share from both continuing operations and net earnings attributable to Motorola Solutions, Inc., including discontinued operations, is computed as follows:

	Earnings from Continuing Operations			Net Earnings
Years ended December 31	2013	2012	2011	2013	2012	2011
Basic earnings per common share:
Earnings	$1,099	$878	$747	$1,099	$881	$1,158
Weighted average common shares outstanding	266.0	292.1	333.8	266.0	292.1	333.8
Per share amount	$4.13	$3.01	$2.24	$4.13	$3.01	$3.47
Diluted earnings per common share:
Earnings	$1,099	$878	$747	$1,099	$881	$1,158
Weighted average common shares outstanding	266.0	292.1	333.8	266.0	292.1	333.8
Add effect of dilutive securities:
Share-based awards	4.5	5.3	5.9	4.5	5.3	5.9
Diluted weighted average common shares outstanding	270.5	297.4	339.7	270.5	297.4	339.7
Per share amount	$4.06	$2.95	$2.20	$4.06	$2.96	$3.41
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the years ended December 31, 2013 and December 31, 2012, the assumed exercise of 5.6 million and 5.9 million stock options, respectively, were excluded because their inclusion would have been antidilutive. For the year ended December 31, 2011, the assumed exercise of 8.6 million stock options and vesting of 0.2 million restricted stock units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information
Sigma Fund
During the fourth quarter of 2013, the Company exited the Sigma Fund. The balance of Sigma Fund as December 31, 2012 consisted of the following:

Cash	$149
Government, agency, and government-sponsored enterprise obligations	1,984
$2,133
Investments
Investments consist of the following:

	Recorded Value		Less
December 31, 2013	Short-term Investments	Investments	Unrealized Gains	Cost Basis
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$15	$—	$15
Corporate bonds	2	7	—	9
Mutual funds	—	11	—	11
Common stock and equivalents	—	2	—	2
	2	35	—	37
Other investments, at cost	—	201	—	201
Equity method investments	—	15	—	15
	$2	$251	$—	$253

	Recorded Value		Less
December 31, 2012	Short-term Investments	Investments	Unrealized Gains	Cost Basis
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$15	$—	$15
Corporate bonds	2	11	—	13
Mortgage-backed securities	—	2	—	2
Common stock and equivalents	—	10	3	7
	2	38	3	37
Other investments, at cost	—	189	—	189
Equity method investments	—	13	—	13
	$2	$240	$3	$239
The Company reclassified $96 million of cash surrender values of its split-dollar value life insurance plans as of December 31, 2012, from Other assets to Investments, to conform to the balance sheet presentation as of December 31, 2013.
During the years ended December 31, 2013, 2012 and 2011, the Company recorded investment impairment charges of $6 million, $8 million and $4 million, respectively, representing other-than-temporary declines in the value of the Company’s equity investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.

Gains on sales of investments and businesses, net, consists of the following:

Years ended December 31	2013	2012	2011
Gains on sales of investments, net	$40	$39	$17
Gains on sales of businesses, net	—	—	6
	$40	$39	$23
Accounts Receivable, Net
Accounts receivable, net, consist of the following:

December 31	2013	2012
Accounts receivable	$1,976	$1,932
Less allowance for doubtful accounts	(56)	(51)
	$1,920	$1,881
Inventories, Net
Inventories, net, consist of the following:

December 31	2013	2012
Finished goods	$232	$244
Work-in-process and production materials	468	432
	700	676
Less inventory reserves	(178)	(163)
	$522	$513
Other Current Assets
Other current assets consist of the following:

December 31	2013	2012
Costs and earnings in excess of billings	$390	$416
Contract-related deferred costs	105	141
Tax-related deposits and refunds receivable	113	95
Other	159	148
	$767	$800
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2013	2012
Land	$36	$38
Building	649	739
Machinery and equipment	1,938	1,932
	2,623	2,709
Less accumulated depreciation	(1,813)	(1,870)
	$810	$839
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $202 million, $179 million and $165 million, respectively.

Other Assets
Other assets consist of the following:

December 31	2013	2012
Intangible assets	$87	$109
Long-term receivables	6	60
Other	92	104
	$185	$273
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2013	2012
Deferred revenue	$778	$820
Compensation	334	424
Billings in excess of costs and earnings	295	387
Tax liabilities	95	95
Customer reserves	146	144
Dividend payable	79	72
Other	675	684
	$2,402	$2,626
Other Liabilities
Other liabilities consist of the following:

December 31	2013	2012
Defined benefit plans, including split dollar life insurance arrangements	$1,759	$3,389
Postretirement health care benefit plan	117	167
Deferred revenue	302	304
Unrecognized tax benefits	102	98
Other	205	237
	$2,485	$4,195
Stockholders’ Equity Information
Share Repurchase Program: During 2013, the Company paid an aggregate of $1.7 billion, including transaction costs, to repurchase 28.6 million shares at an average price of $59.30 per share. During 2012, the Company paid an aggregate of $2.4 billion, including transaction costs, to repurchase 49.6 million shares at an average price of $49.14. During 2011, the Company paid an aggregate of $1.1 billion, including transaction costs, to repurchase 26.6 million shares at an average price of $41.77.
On July 24, 2013, the Company announced that its Board of Directors authorized up to $2.0 billion in additional funds for share repurchases, bringing the aggregate amount of the share repurchase program to $7.0 billion. As of December 31, 2013, the Company had used approximately $5.2 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.8 billion of authority available for future repurchases.
Payment of Dividends:  On July 24, 2013, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.26 per share to $0.31 per share of common stock. During the years ended December 31, 2013, 2012, and 2011 the Company paid $292 million, $270 million, and $72 million respectively, in cash dividends to holders of its common stock. During 2011, the Company paid $8 million of dividends to minority shareholders in connection with subsidiary common stock.
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

Reverse Stock Split:  On January 4, 2011, immediately following the distribution of Motorola Mobility common stock, the Company completed a reverse stock split. All consolidated per share information presented gives effect to the distribution of Motorola Mobility and the reverse stock split.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2013 to December 31, 2013:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2012	$1	$2	$(3,211)	$(92)	$(3,300)
Other comprehensive income (loss) before reclassifications	(1)	(1)	953	(4)	947
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(3)	70	—	66
Net current-period other comprehensive income (loss)	(2)	(4)	1,023	(4)	1,013
Balance as of December 31, 2013	$(1)	$(2)	$(2,188)	$(96)	$(2,287)
The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the consolidated statements of operations during 2013:

Year ended December 31	2013
Gains on cash flow hedges:
Foreign exchange contracts	$(1)	Cost of sales
	$(1)	Net of tax
Unrealized Gains and Losses on Available-for-Sale Securities:
Realized loss (gain)	$(4)	Gains on sales of investments and businesses, net
	1	Tax expense
	$(3)	Net of tax
Amortization of Retirement Benefit Items:
Prior-service costs	$(49)	Selling, general, and administrative expenses
Actuarial net losses	159	Selling, general, and administrative expenses
	110	Total before tax
	(40)	Tax benefit
	$70	Net of tax
Total reclassifications for the period, net of tax	$66

4.    Debt and Credit Facilities
Long-Term Debt

December 31	2013	2012
6.0% senior notes due 2017	399	399
3.75% senior notes due 2022	747	747
3.5% senior notes due 2023	593	—
6.5% debentures due 2025	118	118
7.5% debentures due 2025	346	346
6.5% debentures due 2028	36	36
6.625% senior notes due 2037	54	54
5.22% debentures due 2097	89	89
Other long-term debt	58	45
	2,440	1,834
Adjustments, primarily unamortized gains on interest rate swap terminations	21	29
Less: current portion	(4)	(4)
Long-term debt	$2,457	$1,859
During the year ended December 31, 2013, the Company issued an aggregate face principal amount of $600 million of 3.50% Senior Notes due March 1, 2023, recognizing net proceeds of $588 million, after debt issuance costs and debt discounts.
During the year ended December 31, 2012, the Company issued an aggregate face principal amount of $750 million of 3.75% Senior Notes due 2022 (the “2022 Senior Notes”).  The Company also redeemed $400 million aggregate principal amount outstanding of its 5.375% Senior Notes due November 2012 for an aggregate purchase price of approximately $408 million.  After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $6 million related to this redemption within Other income (expense) in the consolidated statements of operations.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2014—$20 million; 2015—$5 million; 2016—$6 million; 2017—$406 million; and 2018—$6 million.
Credit Facilities
As of December 31, 2013, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) that is scheduled to expire on June 30, 2014. The Company must comply with certain customary covenants, including maintaining maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2013. The Company has never borrowed under the 2011 Motorola Solutions Credit Agreement. At December 31, 2013, the commitment fee assessed against the daily average unused amount was 25 basis points.

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
The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the Company's assessment of risk. The Company enters into derivative contracts for some of its non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2013, the Company had outstanding foreign exchange contracts totaling $837 million, compared to $523 million outstanding at December 31, 2012. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which is charged to Other within Other income (expense) in the Company’s consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2013 and the corresponding positions as of December 31, 2012:

	Notional Amount
Net Buy (Sell) by Currency	2013	2012
British Pound	$257	$225
Chinese Renminbi	(181)	(99)
Euro	(132)	(9)
Norwegian Krone	(95)	(48)
Brazilian Real	(44)	3
At December 31, 2013, the maximum term of derivative instruments that hedge forecasted transactions was seven months. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was three months.
Interest Rate Risk
As part of its liability management program, one of the Company's European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company's consolidated statements of operations. The weighted average fixed rate payment on the Interest Agreements for the year ended December 31, 2013 was 4.44%. The fair value of the Interest Agreements resulted in a liability position of $3 million at December 31, 2013, compared to a liability position of $4 million at December 31, 2012.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2013, the Company was exposed to an aggregate credit risk of approximately $4 million with all counterparties.

The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company at December 31, 2013 and 2012:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	1	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	4		4
Total derivatives	$4		$5

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2012	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$—	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	Other assets	3	Other liabilities
Interest agreements	—	Other assets	4	Other liabilities
Total derivatives not designated as hedging instruments	2		7
Total derivatives	$3		$7
The following table summarizes the effect of derivative instruments in the Company's consolidated statements of operations, including immaterial amounts related to discontinued operations, for the years ended December 31, 2013, 2012 and 2011:

	December 31,			Statement of Operations Location
Gain (Loss) on Derivative Instruments	2013	2012	2011
Derivatives not designated as hedging instruments:
Interest rate contracts	$2	$(1)	$(1)	Other income (expense)
Foreign exchange contracts	6	(13)	(17)	Other income (expense)
Total derivatives not designated as hedging instruments	$8	$(14)	$(18)

The following table summarizes the gains and losses recognized in the consolidated financial statements, including immaterial amounts related to discontinued operations, for the years ended December 31, 2013, 2012 and 2011:

	December 31,			Financial Statement Location
Foreign Exchange Contracts	2013	2012	2011
Derivatives in cash flow hedging relationships
Other comprehensive gains (losses) before reclassifications	$(1)	$3	$(1)	Accumulated other comprehensive loss
Gains (losses) reclassified from Accumulated other comprehensive loss into Net earnings	1	(1)	2	Cost of sales
Gain recognized in Net earnings on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	1	Other income (expense)
Stockholders’ Equity
Derivative instruments activity, net of tax, included in Accumulated other comprehensive loss within the consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance at January 1	$1	$(3)	$—
Increase (decrease) in fair value	(1)	3	(1)
Reclassifications to earnings, net of tax	(1)	1	(2)
Balance at December 31	$(1)	$1	$(3)

6.     Income Taxes
Components of earnings from continuing operations before income taxes are as follows:

Years ended December 31	2013	2012	2011
United States	$850	$851	$462
Other nations	295	364	276
	$1,145	$1,215	$738
Components of income tax expense (benefit) are as follows:

Years ended December 31	2013	2012	2011
United States	$29	$5	$2
Other nations	230	89	30
States (U.S.)	12	1	3
Current income tax expense	271	95	35
United States	(283)	296	(118)
Other nations	40	(12)	111
States (U.S.)	12	(42)	(31)
Deferred income tax expense (benefit)	(231)	242	(38)
Total income tax expense (benefit)	$40	$337	$(3)
Deferred tax charges that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were $606 million, $(272) million and $(259) million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings. During the first quarter of 2013, the Company reassessed its unremitted earnings position and concluded that certain of its non-

U.S. subsidiaries' earnings were permanently invested overseas. The Company intends to utilize the offshore earnings to fund foreign investments, such as potential acquisitions and capital expenditures. In the first quarter of 2013, the Company recorded a net tax benefit of $25 million related to reversals of deferred tax liabilities for undistributed foreign earnings due to the change in permanent reinvestment assertion.
Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.4 billion, $1.0 billion and $1.0 billion at December 31, 2013, 2012 and 2011, respectively. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary; however, given the uncertain repatriation time and manner at December 31, 2013, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.  On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional taxes. The portion of earnings not reinvested indefinitely may be distributed without an additional charge given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits.
At December 31, 2013, the Company has approximately $500 million of foreign earnings not considered permanently reinvested and which may be repatriated without an additional tax charge, given the U.S. federal and foreign income tax accrued on the undistributed earnings and the utilization of available foreign tax credits. During 2013, the Company made an $87 million withholding tax payment associated with an intercompany foreign dividend, for which we expect to realize a foreign tax credit.
The Company recently reorganized certain of its non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments, such as potential acquisitions and capital expenditures. During 2013, repatriations from certain entities in the holding company structure resulted in the realization of excess foreign tax credits associated with the repatriation of foreign earnings, which favorably impacted the effective tax rate by $337 million.
Differences between income tax expense computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the consolidated statements of operations are as follows:

Years ended December 31	2013	2012	2011
Income tax expense at statutory rate	$401	$425	$258
Tax on non-U.S. earnings	20	(10)	(23)
State income taxes	17	(27)	(2)
Tax law changes	6	—	—
Other provisions	(1)	(7)	(17)
Valuation allowances	(3)	(60)	(237)
Section 199 deduction	(14)	(14)	(22)
Tax on undistributed non-U.S. earnings	(22)	30	51
Research credits	(27)	—	(11)
Tax benefit of repatriated non-U.S. earnings	(337)	—	—
	$40	$337	$(3)
Gross deferred tax assets were $4.1 billion and $4.7 billion at December 31, 2013 and 2012, respectively. Deferred tax assets, net of valuation allowances, were $3.8 billion and $4.4 billion at December 31, 2013 and 2012, respectively. Gross deferred tax liabilities were $1.2 billion and $1.4 billion at December 31, 2013 and 2012, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2013	2012
Inventory	$51	$1
Accrued liabilities and allowances	135	134
Employee benefits	825	1,544
Capitalized items	179	254
Tax basis differences on investments	20	28
Depreciation tax basis differences on fixed assets	16	19
Undistributed non-U.S. earnings	(9)	(150)
Tax carryforwards	1,382	1,155
Business reorganization	39	12
Warranty and customer reserves	39	45
Deferred revenue and costs	263	310
Valuation allowances	(256)	(308)
Deferred charges	38	36
Other	(62)	(60)
	$2,660	$3,020
At December 31, 2013 and 2012, the Company had valuation allowances of $256 million and $308 million, respectively, against its deferred tax assets, including $233 million and $272 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net decrease of $39 million and $64 million during 2013 and 2012, respectively. The decrease in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries reflects current year deferred tax movements, expiration of loss carryforwards and exchange rate variances.
During 2012, we recorded $60 million of tax benefit related to the reversal of a significant portion of the valuation allowance established on certain foreign deferred tax assets. In the first quarter of 2011, the Company reassessed its valuation allowance requirements taking into consideration the distribution of Motorola Mobility. The Company evaluated all available evidence in its analysis, including the historical and projected pre-tax profits generated by the Company's U.S. operations. The Company also considered tax planning strategies that are prudent and can be reasonably implemented. During 2011, the Company recorded $274 million of tax benefits related to the reversal of a significant portion of the valuation allowance established on U.S. deferred tax assets.
The U.S. valuation allowance as of December 31, 2013 relates to state tax carryforwards. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2013	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	64	$22	2018-2031
Foreign tax credits	—	670	2018-2023
General business credits	—	225	2025-2033
Minimum tax credits	—	104	Unlimited
State tax losses	1,991	50	2014-2031
State tax credits	—	27	2018-2026
Non-U.S. Subsidiaries:
Canada tax losses	74	20	Unlimited
China tax losses	226	56	2014-2016
Japan tax losses	100	36	2017-2021
United Kingdom tax losses	182	36	Unlimited
Germany tax losses	150	44	Unlimited
Singapore tax losses	58	10	Unlimited
Other subsidiaries tax losses	73	18	Various
Canada tax credits	—	28	2019-2033
Spain tax credits	—	31	2017-2021
Other subsidiaries tax credits	—	5	Various
		$1,382
The Company had unrecognized tax benefits of $156 million and $161 million at December 31, 2013 and December 31, 2012, respectively, of which approximately $131 million and $138 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.
A roll-forward of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$161	$191
Additions based on tax positions related to current year	16	11
Additions for tax positions of prior years	72	11
Reductions for tax positions of prior years	(10)	(24)
Settlements and agreements	(82)	(24)
Lapse of statute of limitations	(1)	(4)
Balance at December 31	$156	$161
During 2013, the Company recorded a net increase in unrecognized tax benefits related to prior year tax positions of $72 million, of which $63 million related to previously accrued non-U.S. income taxes. The Company recorded a net reduction in unrecognized tax benefits of $82 million for settlements with tax authorities, of which $63 million resulted in a cash tax payment and the remainder of which resulted in a reduction to tax carryforwards and prepaid tax assets.

The IRS is currently examining the Company's 2010 and 2011 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2008-2013
China	2002-2013
France	2009-2013
Germany	2008-2013
India	1997-2013
Israel	2012-2013
Japan	2009-2013
Malaysia	2008-2013
Singapore	2009-2013
United Kingdom	2007-2013
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
At December 31, 2013, the Company had $26 million and $29 million accrued for interest and penalties, respectively, on unrecognized tax benefits. At December 31, 2012, the Company had $24 million and $31 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

7.    Retirement Benefits
Pension and Postretirement Health Care Benefits Plans
The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees hired prior to January 1, 2005, who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, and Japan (the “Non U.S. Pension Benefit Plans”). Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
The Company had a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its officers elected prior to December 31, 1999. The Officers’ Plan contained provisions for vesting and funding the participants’ expected retirement benefits when the participants met the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, newly elected officers were not eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan. During 2013, the Company settled and terminated the Officers' Plan.
The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who were covered under the Officers’ Plan were not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the “Cap”) or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years is the greater of: (i) such employee’s eligible compensation as of January 1, 2007 (frozen at that amount) or (ii) the relevant Cap for the given year. Effective January 1, 2009, the MSPP was closed to new participants unless such participation was required under a prior contractual entitlement.

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
In December 2008, the Company amended the Regular Pension Plan, the Officers’ Plan and the MSPP (collectively, the “U.S. Pension Benefit Plans”) such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.
Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants. During 2012, the Postretirement Health Care Benefits Plan was amended. As of January 1, 2013, benefits under the Postretirement Health Care Benefits Plan, are paid to a retiree health reimbursement account instead of directly providing health insurance coverage to the participants.  Covered retirees are now able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses.
Net Periodic Cost
The net periodic costs (benefit) for pension and Postretirement Health Care Benefits plans were as follows:

	U.S. Pension Benefit Plans			Non U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$11	$10	$17	$2	$3	$4
Interest cost	352	349	344	70	75	72	11	16	22
Expected return on plan assets	(364)	(421)	(390)	(79)	(78)	(77)	(10)	(12)	(16)
Amortization of:
Unrecognized net loss	130	260	189	15	22	17	14	12	10
Unrecognized prior service benefit	—	—	—	(6)	(3)	(9)	(43)	(16)	—
Settlement/curtailment loss (gain)	—	—	8	—	—	(9)	—	—	—
Net periodic pension cost (benefit)	$118	$188	$151	$11	$26	$11	$(26)	$3	$20
The amendment to the Postretirement Health Care Benefits Plan effective January 1, 2013 resulted in a remeasurement of the plan generating an $87 million decrease in accumulated other comprehensive loss, net of taxes. The majority of that $87 million decrease will be recognized over approximately three years, or the period in which the remaining employees eligible for the plan will quality for benefits under the plan. During the year ended December 31, 2013, $43 million of prior service cost credit was recognized, including the amount associated with the 2012 amendment resulting in a net credit for periodic cost in 2013.

The status of the Company’s plans are as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$8,288	$6,986	$1,787	$1,588	$322	$450
Service cost	—	—	12	10	2	3
Interest cost	352	349	70	75	11	16
Plan amendments	—	—	—	—	—	(151)
Actuarial loss (gain)	(1,012)	1,277	95	103	(37)	24
Foreign exchange valuation adjustment	—	—	30	48	—	—
Employee contributions	—	—	2	2	—	—
Benefit payments	(311)	(324)	(41)	(39)	(20)	(20)
Benefit obligation at December 31	7,317	8,288	1,955	1,787	278	322
Change in plan assets:
Fair value at January 1	5,426	4,747	1,362	1,219	155	155
Return on plan assets	806	660	199	111	22	20
Company contributions	150	340	32	31	—	—
Employee contributions	—	—	2	2	—	—
Foreign exchange valuation adjustment	—	—	14	38	—	—
Benefit payments from plan assets	(311)	(321)	(41)	(39)	(16)	(20)
Fair value at December 31	6,071	5,426	1,568	1,362	161	155
Funded status of the plan	(1,246)	(2,862)	(387)	(425)	(117)	(167)
Unrecognized net loss	2,732	4,313	492	520	143	206
Unrecognized prior service benefit	—	—	(44)	(51)	(92)	(135)
Prepaid (accrued) pension cost	$1,486	$1,451	$61	$44	$(66)	$(96)
Components of prepaid (accrued) pension cost:
Non-current benefit liability	$(1,246)	$(2,862)	$(387)	$(425)	$(117)	$(167)
Deferred income taxes	1,002	1,592	33	41	19	26
Accumulated other comprehensive loss	1,730	2,721	415	428	32	45
Prepaid (accrued) pension cost	$1,486	$1,451	$61	$44	$(66)	$(96)
The benefit obligation and plan assets for the Company's plans are measured as of December 31, 2013. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
Prior to 2013, unrecognized gains and losses were amortized over periods ranging from three to thirteen years. At the close of fiscal 2012, the Company determined that the majority of the Company's plan participants in its Regular and United Kingdom pension plans were no longer actively employed by the Company due to significant employee exits as a result of the Company's recent divestitures.  Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant.  As such, beginning in 2013, and depending on the specific plan, the Company began amortizing gains and losses over periods ranging from five to twenty-eight years. Prior service costs are being amortized over periods ranging from ten to twelve years. Benefits under all pension plans are valued based on the projected unit credit cost method.
The net periodic cost for 2014 will include amortization of the unrecognized net loss and prior service costs for the U.S. Pension Benefit Plans and Non U.S. Pension Benefit Plans, currently included in Accumulated other comprehensive loss, of $91 million and $5 million, respectively.  It is estimated that the 2014 net periodic expense for the Postretirement Health Care Benefits Plan will include amortization of a net credit of $31 million, comprised of the unrecognized prior service gain and unrecognized actuarial loss, currently included in Accumulated other comprehensive loss.

Actuarial Assumptions
Certain actuarial assumptions such as the discount rate and the long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic cost and benefit obligation. The assumed discount rates reflect the prevailing market rates of a universe of high-quality, non-callable, corporate bonds currently available that, if the obligation were settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The long-term rates of return on plan assets represent an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, cash and other investments similar to the actual investment mix. In determining the long-term return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the plan funds to be invested.
Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2013	2012	2013	2012	2013	2012
Discount rate	4.35%	5.10%	4.16%	4.61%	3.80%	4.75%
Investment return assumption	7.00%	8.25%	6.05%	6.24%	7.00%	8.25%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2013	2012	2013	2012	2013	2012
Discount rate	5.15%	4.35%	4.14%	4.11%	4.65%	3.80%
Future compensation increase rate	n/a	n/a	2.57%	2.58%	n/a	n/a
The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2013	2012	2013	2012
Accumulated benefit obligation	$7,317	$8,288	$1,950	$1,770
The health care cost trend rate used to determine the December 31, 2013 accumulated postretirement benefit obligation for the Postretirement Health Care Benefits Plan was 8.50% for 2013, grading down to a rate of 5% in 2020.  The health care cost trend rate used to determine the December 31, 2012 accumulated postretirement benefit obligation was 7.25% for 2013, remaining flat at 7.25% through 2015, then grading down to a rate of 5% in 2019.
Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net Postretirement Health Care Benefits Plan benefits as follows:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
Accumulated postretirement benefit obligation	$1	$(1)
Net Postretirement Health Care Benefit Plan benefit	—	—
The Company maintains a lifetime cap on postretirement health care costs, which reduces the liability duration of the plan. A result of this lower duration is a decreased sensitivity to a change in the discount rate trend assumption with respect to the liability and related expense.

Investment Policy
The Company has adopted an investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plans retain professional investment managers that invest plan assets in equity, fixed income securities, and cash equivalents. In addition, some plans invest in insurance contracts. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic cost. The Company has target mixes for these asset classes for all plans, which are readjusted periodically when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level.
The weighted-average asset allocations by asset categories for all pension and the Postretirement Health Care Benefits Plans were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2013	2012	2013	2012
Target Mix:
Equity securities	55%	64%	57%	65%
Fixed income securities	43%	35%	42%	34%
Cash and other investments	2%	1%	1%	1%
Actual Mix:
Equity securities	55%	64%	58%	64%
Fixed income securities	42%	34%	40%	32%
Cash and other investments	3%	2%	2%	4%
Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and foreign equities. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities including U.S. Treasury issues, corporate debt securities, mortgage and asset-backed securities, as well as foreign debt securities. In the cash and other investments asset class, investments may be in cash, cash equivalents or insurance contracts.
Cash Funding
The Company contributed $150 million to its U.S. Pension Benefit Plans during 2013, compared to $340 million contributed in 2012. The Company expects to make cash contributions of approximately $300 million to its U.S. Pension Benefit Plans and approximately $35 million to its Non-U.S. Pension Benefit Plans in 2014. The Company does not expect to make cash contributions to the Postretirement Health Care Benefits Plan in 2014.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2014	$286	$41	$25
2015	298	42	24
2016	312	43	23
2017	328	44	22
2018	347	46	21
2019-2023	2,097	245	96
Other Benefit Plans
Split-Dollar Life Insurance Arrangements
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2013, 2012 and 2011. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $51 million and $58 million as of December 31, 2013 and December 31, 2012, respectively.
Deferred Compensation Plan
The Company amended and reinstated its deferred compensation plan (“the Plan”) effective June 1, 2013 to reopen the Plan to certain participants.  Under the Plan, participating executives may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations.  Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the Company's 401(k) plan.  The Plan also allows for Company matching contributions for the following: (i) the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for board officers, (ii) lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) discretionary amounts as approved by the Compensation and Leadership Committee of the Board of Directors.
Defined Contribution Plan
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees may participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2013, 2012 and 2011 were $44 million, $42 million and $48 million, respectively.
Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. For the years ended December 31, 2013 and 2012, the Company made no discretionary matching contributions.

8.    Share-Based Compensation Plans and Other Incentive Plans
Stock Options, Stock Appreciation Rights and Employee Stock Purchase Plan
The Company grants options to acquire shares of common stock to certain employees and to existing option holders of acquired companies in connection with the merging of option plans following an acquisition. Each option granted and stock appreciation right has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of five to fifteen years and vest over two to four years. Stock options and stock appreciation rights assumed or replaced with comparable stock options or stock appreciation rights in conjunction with a change in control of the Company only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2013, 2012 and 2011, employees purchased 1.5 million, 1.4 million and 2.2 million shares, respectively, at purchase prices of $43.02 and $50.47, $34.52 and $42.96, and $30.56 and $35.61, respectively.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2013, 2012 and 2011 was $9.52, $9.60 and $13.25, respectively, using the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	22.1%	24.0%	28.8%
Risk-free interest rate	0.9%	0.8%	2.1%
Dividend yield	2.4%	2.2%	0.0%
Expected life (years)	5.9	6.1	6.0
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
The Company has applied forfeiture rates, estimated based on historical data, of 10%-50% to the option fair values calculated by the Black-Scholes option pricing model. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.
Stock option activity was as follows (in thousands, except exercise price and employee data):

	2013		2012		2011
Years ended December 31	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price
Options outstanding at January 1	13,132	$70	15,729	$63	19,614	$81
Options granted	1,652	57	1,286	51	3,155	39
Options exercised	(2,950)	31	(2,831)	29	(4,475)	27
Adjustments to options outstanding to reflect Mobility spin-off	—	—	—	—	7,756	39
Options terminated, cancelled or expired	(897)	65	(1,052)	60	(10,321)	59
Options outstanding at December 31	10,937	79	13,132	70	15,729	63
Options exercisable at December 31	7,628	91	9,242	81	11,184	74
Approx. number of employees granted options	123		115		270
At December 31, 2013, the Company had $23 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $165 million, $133 million and $192 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $85 million, $59 million and $73 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2013 was $170 million and $116 million, respectively, based on a December 31, 2013 stock price of $67.50 per share.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2013 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $30	1,416	$27	6	1,416	$27
$30-$40	2,515	39	6	1,828	39
$41-$50	401	45	7	188	45
$51-$60	2,467	54	9	173	52
$61-$70	783	67	2	668	67
$71-$80	219	74	3	219	74
$81 and over	3,136	161	1	3,136	161
	10,937			7,628
As of December 31, 2013, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.

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
Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2013		2012		2011
Years ended December 31	RS and RSU	Wtd. Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value
RS and RSU outstanding at January 1	6,299	$41	8,990	$40	9,559	$51
Granted	1,558	54	1,657	49	5,150	44
Adjustments to RSUs outstanding to reflect Mobility spin-off	—	—	—	—	3,638	20
Vested	(3,610)	38	(3,845)	41	(3,230)	31
Terminated, canceled or expired	(519)	45	(503)	33	(6,127)	44
RS and RSU outstanding at December 31	3,728	49	6,299	41	8,990	40
Approx. number of employees granted RSUs	2,295		2,355		12,351
At December 31, 2013, the Company had unrecognized compensation expense related to RS and RSUs of $107 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS and RSU shares vested during the years ended December 31, 2013, 2012 and 2011 was $138 million, $144 million and $146 million, respectively. The aggregate fair value of outstanding RS and RSUs as of December 31, 2013 was $252 million. Pursuant to the completion of the distribution of Motorola Mobility on January 4, 2011, approximately 3.8 million unvested RSUs held by the employees of Motorola Mobility were cancelled. Upon the completed divestiture of the Networks business on April 29, 2011, approximately 1.4 million unvested RSUs were cancelled.
Total Share-Based Compensation Expense
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, RS and RSUs was as follows:

Years ended December 31	2013	2012	2011
Share-based compensation expense included in:
Costs of sales	$20	$25	$20
Selling, general and administrative expenses	93	112	112
Research and development expenditures	40	47	36
Share-based compensation expense included in Operating earnings	153	184	168
Tax benefit	47	62	51
Share-based compensation expense, net of tax	$106	$122	$117
Decrease in basic earnings per share	$(0.40)	$(0.42)	$(0.34)
Decrease in diluted earnings per share	$(0.39)	$(0.41)	$(0.34)
Share-based compensation expense in discontinued operations	$—	$—	$13
At December 31, 2013 and 2012, 20.4 million shares and 22.2 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2013, 2012 and 2011 was $121 million, $201 million and $203 million, respectively.
Long-Range Incentive Plan
The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three year period. The expense for LRIP for the years ended December 31, 2013, 2012 and 2011 was $6 million, $12 million and $3 million, respectively.

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
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.
Sigma Fund, Investments, and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2013 and 2012 were as follows:

December 31, 2013	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	9	9
Mutual funds	—	11	11
Common stock and equivalents	2	—	2
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest agreement derivative contracts	—	3	3

December 31, 2012	Level 1	Level 2	Total
Assets:
Sigma Fund securities:
Government, agency, and government-sponsored enterprise obligations	$—	$1,984	$1,984
Foreign exchange derivative contracts	—	3	3
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	13	13
Mortgage-backed securities	—	2	2
Common stock and equivalents	3	7	10
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3
Interest agreement derivative contracts	—	4	4
There were no significant transfers between Level 1 and Level 2 during 2013 or 2012.
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2013 and 2012 were as follows:
U.S. Pension Benefit Plans

December 31, 2013	Level 1	Level 2	Total
Common stock and equivalents	$1,424	$—	$1,424
Commingled equity funds	—	2,045	2,045
Preferred stock	6	—	6
Government, agency and government-sponsored enterprise obligations	—	238	238
Other government bonds	—	42	42
Corporate bonds	—	336	336
Mortgage-backed bonds	—	15	15
Commingled bond funds	—	1,862	1,862
Commingled short-term investment funds	—	96	96
Total investment securities	$1,430	$4,634	$6,064
Accrued income receivable			7
Fair value plan assets			$6,071
The table above includes securities on loan as part of a securities lending arrangement of $125 million of common stock and equivalents, $199 million of government, agency, and government-sponsored enterprise obligations, and $19 million of corporate bonds. All securities on loan are fully cash collateralized.

December 31, 2012	Level 1	Level 2	Total
Common stock and equivalents	$1,592	$3	$1,595
Commingled equity funds	—	1,965	1,965
Preferred stock	9	—	9
Government, agency, and government-sponsored enterprise obligations	—	317	317
Other government bonds	—	49	49
Corporate bonds	—	327	327
Mortgage-backed bonds	—	14	14
Commingled bond funds	—	1,082	1,082
Commingled short-term investment funds	—	58	58
Invested cash	—	—	—
Total investment securities	$1,601	$3,815	$5,416
Accrued income receivable			10
Fair value plan assets			$5,426
The table above includes securities on loan as part of a securities lending arrangement of $117 million of common stock and equivalents, $260 million of government, agency, and government-sponsored enterprise obligations, and $17 million of corporate bonds. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2013 or 2012.
Non-U.S. Pension Benefit Plans

December 31, 2013	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$208	$—	$—	$208
Commingled equity funds	—	558	—	558
Government, agency, and government-sponsored enterprise obligations	—	21	3	24
Corporate bonds	—	308	23	331
Commingled bond funds	—	361	—	361
Commingled short-term investment funds	—	11	—	11
Total investment securities	$208	$1,259	$26	$1,493
Accrued income receivable				61
Insurance contracts*				14
Fair value plan assets				$1,568
* Comprised of annuity contracts issued by life insurance companies for one of the Company's non-U.S. pension plans
The table above includes securities on loan as part of a securities lending arrangement of $8 million of common stock and equivalents and $13 million of corporate bonds. All securities on loan are fully collateralized.
The following table summarizes the changes in fair value of the Level 3 assets:

2013
Balance at January 1	$—
Transfers from Level 2	14
Transfers to Level 2	(2)
Loss on assets held	(2)
Payments received for securities sold	(4)
Purchases	21
Other	(1)
Balance at December 31	$26

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2012 were as follows:

December 31, 2012	Level 1	Level 2	Total
Common stock and equivalents	$346	$—	$346
Commingled equity funds	—	434	434
Corporate bonds	—	18	18
Government, agency, and government-sponsored enterprise obligations	—	233	233
Commingled bond funds	—	257	257
Commingled short-term investment funds	—	7	7
Total investment securities	$346	$949	$1,295
Cash			8
Accrued income receivable			—
Insurance contracts*			59
Fair value plan assets			$1,362
* Comprised of annuity contracts issued by life insurance companies for one of the Company's non-U.S. pension plans
The table above includes securities on loan as part of a securities lending arrangement of $29 million of common stock and equivalents, $2 million of government, agency, and government-sponsored enterprise obligations, and $27 million of corporate bonds. All securities on loan are fully collateralized.
There were no significant transfers between Level 1 and Level 2 during 2013 or 2012.
Postretirement Health Care Benefits Plan

December 31, 2013	Level 1	Level 2	Total
Common stock and equivalents	$38	$—	$38
Commingled equity funds	—	55	55
Government, agency, and government-sponsored enterprise obligations	—	6	6
Other government bonds	—	1	1
Corporate bonds	—	9	9
Commingled bond funds	—	49	49
Commingled short-term investment funds	—	3	3
Fair value plan assets	$38	$123	$161
The table above includes securities on loan as part of a securities lending arrangement of $3 million of common stock and equivalents, $5 million of government, agency, and government-sponsored enterprise obligations, and $1 million of corporate bonds. All securities on loan are fully cash collateralized.

December 31, 2012	Level 1	Level 2	Total
Common stock and equivalents	$44	$—	$44
Commingled equity funds	—	56	56
Government, agency, and government-sponsored enterprise obligations	—	9	9
Corporate bonds	—	9	9
Mortgage-backed bonds	—	1	1
Commingled bond funds	—	30	30
Commingled short-term investment funds	—	6	6
Fair value plan assets	$44	$111	$155
The table above includes securities on loan as part of a securities lending arrangement of $4 million of common stock and equivalents and $7 million of government, agency, and government-sponsored enterprise obligations. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2013 or 2012.

Valuation Methodologies
Level 1 - Quoted market prices in active markets are available for investments in common and preferred stock and common stock equivalents. As such, these investments are classified within Level 1.
Level 2 - The securities classified as Level 2 are comprised primarily of corporate, government, agency, and government sponsored enterprise fixed income securities. Our pension plan assets also include commingled equities classified as Level 2.
These securities are priced using pricing services, bid/offer, and last trade. Prices may also be obtained from brokers, counterparties, fund administrators, online securities data services, or investment managers. Fixed income securities and commingled equities, including short-term instruments, may be priced using pricing models comprised of observable inputs which include, but are not limited to, market quotations, yields, maturities, call features, and the security's terms and conditions.
In determining the fair value of the Company's foreign currency derivatives, the Company uses forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are classified as Level 2 assets.
Level 3 - The securities classified as Level 3 primarily consist of corporate bonds held in one of our non-U.S. pension plans. These corporate bonds are valued using pricing models which contain unobservable inputs and have limited liquidity. Determining the fair value of these securities requires the use of unobservable inputs, such as indicative quotes from dealers, extrapolated data, proprietary models and qualitative input from investment advisors. The Company had no Level 3 assets at December 31, 2012.
At December 31, 2013, the Company had $2.1 billion of investments in money market funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheet, compared to $422 million at December 31, 2012. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2013 was $2.5 billion (Level 2), compared to a face value of $2.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.    Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2013	2012
Long-term receivables	$36	$101
Less current portion	(30)	(41)
Non-current long-term receivables, net	$6	$60
The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on long-term receivables for the years ended December 31, 2013, 2012 and 2011 was $2 million, $7 million and $15 million, respectively.
Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $120 million at December 31, 2013, compared to $84 million at December 31, 2012.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements while others are sold to third-parties under committed facilities. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2013, 2012 and 2011.

Years ended December 31	2013	2012	2011
Cumulative annual proceeds received from sales:
Accounts receivable sales proceeds	$14	$12	$8
Long-term receivables sales proceeds	151	178	224
Total proceeds from receivable sales	$165	$190	$232
At December 31, 2013, the Company had retained servicing obligations for $434 million of long-term receivables, compared to $375 million of long-term receivables at December 31, 2012. Servicing obligations are limited to collection activities of the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2013 and December 31, 2012 is as follows:

December 31, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	35	13	2	10
Total gross long-term receivables, including current portion	$36	$13	$2	$10

December 31, 2012	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$23	$—	$—	$—
Commercial loans and leases secured	78	1	2	4
Total gross long-term receivables, including current portion	$101	$1	$2	$4
The Company uses an internally developed credit risk rating system for establishing customer credit limits. This system is aligned and comparable to the rating systems utilized by independent rating agencies.
The Company’s policy for valuing the allowance for credit losses is to review all customer financing receivables for collectability on an individual receivable basis. For those receivables where collection risk is probable, the Company calculates the value of impairment based on the net present value of expected future cash flows from the customer.
The Company had a total of $10 million of financing receivables past due over 90 days as of December 31, 2013 in relation to two loans. The Company is not accruing interest on these loans as of December 31, 2013, which are adequately reserved.

11.    Commitments and Contingencies
Lease Obligations
The Company leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2013, 2012 and 2011 was $66 million, $65 million, and $92 million, respectively.

At December 31, 2013, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows:

Year
2014	$99
2015	71
2016	56
2017	44
2018	34
Beyond	187
Purchase Obligations
During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2013, the Company had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2016. The Company expects to make total payments of $56 million under these arrangements as follows: $49 million in 2014, $5 million in 2015, and $2 million in 2016.
The Company outsources certain corporate functions, such as benefit administration and information technology related services. These contracts are expected to expire in 2017. The remaining payments under these contracts are approximately $485 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
Legal
The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representation and warranties in connection with prior divestitures not in excess of a percentage of the contract value. The Company had no potential claims at December 31, 2013.
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

12.    Information by Segment and Geographic Region
The Company conducts their businesses globally and manages them by product lines. The Company's broad lines of products are categorized into two segments, which are:
Government: The Government segment includes public safety communications systems, professional and commercial two-way communication systems, and the devices, system software and applications that are associated with these products. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for communication systems, as well as lifecycle management solutions and a portfolio of managed system services.
Enterprise: The Enterprise segment includes rugged and enterprise-grade mobile computers and tablets, laser/imaging/radio frequency identification based data capture products, wireless local area network and integrated digital enhanced network infrastructure, software and applications that are associated with these products. Enterprise service revenues include maintenance, integration, and device and network management.
For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of the Company's net sales.
Segment Information

	Net Sales			Operating Earnings (Loss)
Years ended December 31	2013	2012	2011	2013	2012	2011
Government	$6,030	$5,989	$5,358	$979	$965	$616
Enterprise	2,666	2,709	2,845	236	291	242
	$8,696	$8,698	$8,203	1,215	1,256	858
Total other expense				(70)	(41)	(120)
Earnings from continuing operations before income taxes				$1,145	$1,215	$738

	Assets			Capital Expenditures			Depreciation Expense
Years ended December 31	2013	2012	2011	2013	2012	2011	2013	2012	2011
Government	$4,013	$3,095	$2,892	$132	$132	$159	$154	$143	$128
Enterprise	2,820	2,552	2,264	59	55	27	48	36	37
	6,833	5,647	5,156	$191	$187	$186	$202	$179	$165
Other	5,018	7,032	8,773
	$11,851	$12,679	$13,929
Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2013	2012	2011	2013	2012	2011
United States	$4,683	$4,807	$4,417	$8,657	$8,743	$8,888
China	333	308	286	436	570	860
United Kingdom	275	344	324	1,693	1,393	584
Israel	100	113	131	193	823	1,128
Other, net of eliminations	3,305	3,126	3,045	872	1,150	2,469
	$8,696	$8,698	$8,203	$11,851	$12,679	$13,929
Certain sales from 2012 and 2011 have been reclassified between countries to conform to the current year's presentation, which represents net sales that are attributed to countries based on the shipping location of the ultimate destination with the exception of sales to the U.S. federal government. Sales to the U.S. federal government are included within the United States regardless of shipping location.

13.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits.  In addition to the Involuntary Severance Plan, during the year ended December 31, 2013, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States.  Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan; however, termination benefits, which are normally capped at six months of salary, were capped at a full year’s salary.
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
2013 Charges
During 2013, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
During 2013, the Company recorded net reorganization of business charges of $133 million, including $26 million of charges in Costs of sales and $107 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $133 million are charges of $146 million for employee separation costs, $3 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed. Of the total employee separation costs recognized during the year, $52 million relates to approximately 450 voluntary applicants.
The following table displays the net charges incurred by segment:

Years ended December 31	2013
Government	$86
Enterprise	47
$133
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2013 to December 31, 2013:

2013	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$4	$3	$—	$(1)	$6
Employee separation costs	31	146	(16)	(58)	103
	$35	$149	$(16)	$(59)	$109
Exit Costs
At January 1, 2013, the Company had an accrual of $4 million for exit costs attributable to lease terminations. There were $3 million of additional charges in 2013. The $1 million used in 2013 reflects cash payments. The remaining accrual of $6 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2013, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2013, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for: (i) severed employees who began receiving payments in 2012 and (ii) approximately 400 employees who began receiving payments in 2013. The 2013 additional charges of $146 million represent severance costs for approximately an additional 2,200 employees, of which 800 were direct employees and 1,400 were indirect employees. The adjustments of $16 million reflect reversals of accruals no longer needed.
During 2013, approximately 1,100 employees, of which 700 were indirect employees and 400 were direct employees, were separated from the Company. The $58 million used in 2013 reflects cash payments to separated employees. The remaining accrual of $103 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2013, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 1,200 employees to be separated in 2014.

2012 Charges
During 2012, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
During 2012, the Company recorded net reorganization of business charges of $50 million, including $9 million of charges in Costs of sales and $41 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $50 million are charges of (i) $54 million for employee separation costs, and (ii) $7 million for building impairments, partially offset by $11 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Years ended December 31	2012
Government	$33
Enterprise	17
$50
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2012 to December 31, 2012:

2012	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$14	$—	$1	$(11)	$4
Employee separation costs	30	54	(9)	(44)	31
	$44	$54	$(8)	$(55)	$35
Exit Costs
At January 1, 2012, the Company had an accrual of $14 million for exit costs attributable to lease terminations. There were no additional charges in 2012. The net adjustments of $1 million reflect $2 million of reversals of accruals no longer needed, offset by $3 million of other adjustments. The $11 million used in 2012 reflects cash payments. The remaining accrual of $4 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2012, represents future cash payments, primarily for lease termination obligations.
Employee Separation Costs
At January 1, 2012, the Company had an accrual of $30 million for employee separation costs, representing the severance costs for approximately 700 employees. The additional 2012 charges of $54 million represent severance costs for approximately an additional 1,000 employees, of which 300 are direct employees and 700 are indirect employees. The adjustments of $9 million reflect accruals no longer required.
During 2012, approximately 1,000 employees, of which 700 were indirect employees and 300 were direct employees, were separated from the Company. The $44 million used in 2012 reflects cash payments to these separated employees. The remaining accrual of $31 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2012.
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
The following table displays the net charges incurred by segment:

Years ended December 31	2011
Government	$40
Enterprise	18
$58
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to December 31, 2011:

2011	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$17	$19	$1	$(23)	$14
Employee separation costs	50	41	(3)	(58)	30
	$67	$60	$(2)	$(81)	$44
Exit Costs
At January 1, 2011, the Company had an accrual of $17 million for exit costs attributable to lease terminations. The 2011 additional charges of $19 million were primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $1 million reflect reversals of accruals no longer needed. The $23 million used in 2011 reflected cash payments. The remaining accrual of $14 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2011, represented future cash payments, primarily for lease termination obligations.
Employee Separation Costs
At January 1, 2011, the Company had an accrual of $50 million for employee separation costs, representing the severance costs for approximately 1,000 employees. The additional 2011 charges of $41 million were severance costs for approximately an additional 900 employees, of which 300 were direct employees and 600 were indirect employees. The adjustments of $3 million reflect accruals no longer required.
During 2011, approximately 1,300 employees, of which 800 were direct employees and 500 were indirect employees, were separated from the Company. The $58 million used in 2011 reflected cash payments to these separated employees. The remaining accrual of $30 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011.

14.      Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of the acquisitions completed in 2013, 2012, and 2011 were not significant individually or in the aggregate. The Company did not have any significant acquisitions during the years ended December 31, 2013, 2012 and 2011.
Intangible Assets
Amortized intangible assets were comprised of the following:

	2013		2012
December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$662	$639	$657	$632
Patents	276	276	276	276
Customer-related	203	144	201	125
Licensed technology	17	16	23	19
Other intangibles	96	92	94	90
	$1,254	$1,167	$1,251	$1,142
Amortization expense on intangible assets, which is included within Other charges in the consolidated statements of operations, was $26 million, $29 million and $200 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, future amortization expense is estimated to be $24 million in 2014, $19 million in 2015, $17 million in 2016, $13 million in 2017 and $6 million in 2018.
Amortized intangible assets, excluding goodwill, by segment are as follows:

	2013		2012
December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$55	$48	$53	$48
Enterprise	1,199	1,119	1,198	1,094
	$1,254	$1,167	$1,251	$1,142
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2012 to December 31, 2013:

	Government	Enterprise	Total
Balance as of January 1, 2012
Aggregate goodwill acquired	$350	$2,642	$2,992
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	350	1,078	1,428
Goodwill acquired	—	83	83
Goodwill divested	(1)	—	(1)

Balance as of December 31, 2012
Aggregate goodwill acquired/disposed	349	2,725	3,074
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	349	1,161	1,510
Purchase accounting tax adjustments	—	(2)	(2)
Foreign currency	—	1	1

Balance as of December 31, 2013
Aggregate goodwill acquired	349	2,724	3,073
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,160	$1,509
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Government segment and Enterprise segment each meet the definition of a reporting unit.
The goodwill impairment test for fiscal 2013 was performed using a two step goodwill impairment analysis. In step one, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting units its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, the Company performs step two. Step two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.
The Company weighted the valuation of its reporting units at 50% based on the income approach and 50% based on the market-based approach. The Company believes that this weighting is appropriate because it is the Company's view that value indications under the selected methods are equally reliable and reflective of the value of the reporting units.

Based on the results of the 2013 annual assessment of the recoverability of goodwill, the fair values of both reporting units exceeded their book values, indicating that there was no impairment of goodwill.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for fiscal year 2012. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. In addition, the Company considered the fair value derived for each reporting unit in conjunction with the 2010 goodwill impairment test which included a full step one fair value analysis similar to the valuation discussed above. The Company compared this prior fair value against the current carrying value of each reporting unit noting fair value continued to significantly exceed carrying value for both reporting units. The Company performed a sensitivity analysis on the fair value determined for each reporting unit in conjunction with the 2010 goodwill impairment test for changes in significant assumptions including the weighted average cost of capital used in the income approach and changes in expected cash flows. For fiscal 2012, these changes in assumptions and estimated cash flows resulted in an increase in fair value for the Government reporting unit and a slight decrease in fair value for the Enterprise reporting unit. In spite of this small decrease in estimated fair value of the Enterprise reporting unit, the reporting unit's fair value significantly exceeded its carrying value. As such, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required.

15.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2013, 2012 and 2011:

	Balance at January 1	Charged to Earnings	Used	Adjustments*	Balance at December 31
2013
Allowance for doubtful accounts	$51	$14	$(8)	$(1)	$56
Inventory reserves	163	73	(58)	—	178
Customer reserves	144	615	(609)	(4)	146
2012
Allowance for doubtful accounts	45	8	(4)	2	51
Allowance for losses on long-term receivables**	10	—	—	(10)	—
Inventory reserves	170	67	(73)	(1)	163
Customer reserves	125	456	(416)	(21)	144
2011
Allowance for doubtful accounts	49	7	(4)	(7)	45
Allowance for losses on long-term receivables	1	10	(1)	—	10
Inventory reserves	157	37	(30)	6	170
Customer reserves	117	580	(565)	(7)	125
* Adjustments include translation adjustments
** During 2012, the adjustment of $10 million within Allowance for Losses on Long-term Receivables relates to a reclass from non-current to current.

16.    Quarterly and Other Financial Data (unaudited)

	2013				2012
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,973	$2,107	$2,112	$2,504	$1,956	$2,148	$2,153	$2,441
Costs of sales	1,018	1,078	1,069	1,290	983	1,088	1,066	1,212
Gross margin	955	1,029	1,043	1,214	973	1,060	1,087	1,229
Selling, general and administrative expenses	460	470	438	471	472	496	485	510
Research and development expenditures	262	268	253	272	254	269	262	290
Other charges	17	25	32	58	15	17	16	6
Operating earnings	216	266	320	413	232	278	324	423
Earnings from continuing operations*	192	258	307	343	159	177	206	336
Net earnings*	192	258	307	343	157	182	206	336
Per Share Data (in dollars)
Continuing operations:
Basic earnings per common share	$0.70	$0.96	$1.17	$1.33	$0.51	$0.61	$0.73	$1.20
Diluted earnings per common share	0.68	0.94	1.16	1.31	0.50	0.60	0.72	1.18
Net earnings
Basic earnings per common share	$0.70	$0.96	$1.17	$1.33	$0.50	$0.63	$0.73	$1.20
Diluted earnings per common share	0.68	0.94	1.16	1.31	0.49	0.61	0.72	1.18
Dividends declared	$0.26	$0.26	$0.31	$0.31	$0.22	$0.22	$0.26	$0.26
Dividends paid	0.26	0.26	0.26	0.31	0.22	0.22	0.22	0.26
Stock prices
High	$64.03	$64.69	$60.39	$67.50	$51.76	$51.46	$51.79	$55.68
Low	$55.94	$55.50	$54.01	$59.38	$44.94	$46.73	$45.18	$49.77
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
Management’s Report on Internal Control Over Financial Reporting.
Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2013. The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our business.  The first phase was successfully implemented during the third quarter of 2012. The second phase is scheduled to be implemented during the first quarter of 2014 with no significant changes to our internal controls over financial reporting.
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

Item 9B: Other Information
None
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:
We have audited Motorola Solutions, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Motorola Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
February 13, 2014

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “2014 Director Nominees” of Motorola Solutions’ Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Corporate Governance - Committees of the Board” and “Audit Committee Matters - Report of Audit Committee” of the Proxy Statement.
The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Security Ownership Information-Section 16 (a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
The response to this Item also incorporates by reference the information under the caption “Important Dates for the 2015 Annual Meeting - Recommending a Director Candidate to the Governance and Nominating Committee” of the Proxy Statement.
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
Item 11: Executive Compensation
The response to this Item incorporates by reference the information under the captions "Director Compensation - Determining Director Compensation - How the Directors are Compensated,” "Compensation Discussion and Analysis," "Compensation and Leadership Committee Report,” "Compensation and Leadership Committee Interlocks and Insider Participation," and under “Named Executive Officer Compensation," the following subsections: "2013 Summary Compensation Table,” "Grants of Plan-Based Awards in 2013," “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in 2013,” "Nonqualified Deferred Compensation in 2013,” "Retirement Plans," "Pension Benefits in 2013," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements," of the Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Security Ownership Information” of the Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
The response to this Item incorporates by reference the relevant information under the caption “Corporate Governance - Related Person Transaction Policy and Procedures” and “Independent Directors” of the Proxy Statement.
Item 14: Principal Accounting Fees and Services
The response to this Item incorporates by reference the information under the caption “Audit Committee Matters - Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters - Audit Committee Pre-Approval Policies” of the Proxy Statement.

PART IV
Item 15: Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
See Part II, Item 8 hereof.

2.	Financial Statement Schedules and Independent Auditors’ Report
All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

3.	Exhibits
Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.7 through 10.71, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:
See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola Solutions, Inc.:
We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-36308, 333-53120, 333-60560, 333-60612, 333-87728, 333-105107, 333-123879, 333-133736, 333-142845, and 333-160137) and S-3 (Nos. 333-181223, 333-76337, and 333-36320) of Motorola Solutions, Inc. of our report dated February 13, 2014, with respect to the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the effectiveness of internal control over financial reporting as of December 31, 2013, which report appears in the December 31, 2013 annual report on Form 10-K of Motorola Solutions, Inc.

Chicago, Illinois
February 13, 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer
February 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 13, 2014
Gregory Q. Brown	and Director (Principal Executive Officer)

/s/ GINO A. BONANOTTE	Executive Vice President and	February 13, 2014
Gino A. Bonanotte	Chief Financial Officer (Principal Financial Officer)

/S/ JOHN K. WOZNIAK	Corporate Vice President and	February 13, 2014
John K. Wozniak	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH C. DAHLBERG	Director	February 13, 2014
Kenneth C. Dahlberg

/S/ DAVID W. DORMAN	Director	February 13, 2014
David W. Dorman

/S/ MICHAEL V. HAYDEN	Director	February 13, 2014
Michael V. Hayden

/S/ JUDY C. LEWENT	Director	February 13, 2014
Judy C. Lewent

/S/ ANNE R. PRAMAGGIORE	Director	February 13, 2014
Anne R. Pramaggiore

/S/ SAMUEL C. SCOTT III	Director	February 13, 2014
Samuel C. Scott III

/S/ BRADLEY E. SINGER	Director	February 13, 2014
Bradley E. Singer
/S/ DR. JOHN A. WHITE	Director	February 13, 2014
Dr. John A. White

EXHIBIT INDEX

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

3.2
Motorola Solutions, Inc. Amended and Restated Bylaws as of January 17, 2013 (incorporated by reference to Exhibit 3.1 to Motorola, Inc.’s Current Report on Form 8-K filed on January 17, 2013 (File No. 1-7221)).

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

Certain instruments defining the rights of holders of long-term debt of Motorola, Inc. and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Motorola Solutions agrees to furnish a copy of any such instrument to the Commission upon request.

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

10.6
Stock Purchase Agreement, dated as of February 26, 2012, by and between Motorola Solutions, Inc. and Carl C. Icahn and certain of his affiliates (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on February 27, 2012 (File No. 1-7221)).

10.7
Motorola Solutions Omnibus Incentive Plan of 2006, as amended and restated November 8, 2011 (incorporated by reference to Exhibit 10.10 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.8
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after May 6, 2013 (incorporated by reference to Exhibit 10.2 to Motorola Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 1-7221)).

*10.9
Form of Motorola Solutions Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after February 3, 2014.

10.10
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

*10.14	Form of Motorola Solutions Stock Option Consideration Agreement for grants on or after February 3, 2014.
10.15
Form of Motorola Solutions Stock Option Consideration Agreement for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.15 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.16
Form of Motorola, Inc. Stock Option Consideration Agreement for grants from May 6, 2008 to January 3, 2011 (incorporated by reference to Exhibit 10.56 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.17
Form of Motorola, Inc. Stock Option Consideration Agreement for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.4 to Motorola Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

10.18
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Section 16 Officers on or after May 6, 2013 (incorporated by reference to Exhibit 10.1 to Motorola Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 1-7221)).

*10.19
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after February 3, 2014.

10.20
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

10.25
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.24 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.26
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.25 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-7221)).

10.27
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.13 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.28
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010)(File No. 1-7221)).

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

10.32
Form of Motorola Solutions, Inc. Restricted Stock Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grant on February 1, 2011 pursuant to the terms of the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.31 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

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

10.36
Amendment approved on November 10, 2009 to the form of Motorola, Inc. Restricted Stock Unit Award Agreement described herein as Exhibit 10.35 (incorporated by reference to Exhibit 10.17 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-7221)).

10.37
Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.38
Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 4, 2011 (incorporated by reference to Exhibit 10.37 to Motorola Solutions’ Annual Report on
Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.39
Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

10.40
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012(incorporated by reference to Exhibit 10.40 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.41
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.42
Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

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

10.52
Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.53
Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.54
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012(incorporated by reference to Exhibit 10.53 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

*10.55	2014-2016 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.

10.56
2013-2015 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 (File No. 1-7221)).

10.57
2012-2014 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit 10.54 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.58
2011-2013 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP) (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Current Report on Form 8-K Report filed on March 17, 2011 (File No. 1-7221)).

10.59
Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 5, 2013 (File No. 1-7221)).

10.60
Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011 (incorporated by reference to Exhibit 10.57 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010
(File No. 1-7221)).

10.61
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated January 17, 2013 (incorporated by reference to Exhibit 10.59 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.62
Motorola Solutions, Inc. Legacy Senior Officer Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit No. 10.2 to Motorola Solutions Current Report on Form 8-K filed on January 31, 2011 (File No. 1-7221)).

10.63
Amendment No. 1 to the Motorola Solutions, Inc. Legacy Senior Officer Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.61 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.64
Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated January 16, 2013 (incorporated by reference to Exhibit 10.62 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.65
Motorola Solutions, Inc. Legacy Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.61 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.66
Amendment No. 1 to the Motorola Solutions, Inc. Legacy Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.64 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.67
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How the Directors are Compensated” of Motorola Solutions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2014 (“Motorola Solutions’ Proxy Statement”)).

*10.68
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions’ Proxy Statement.

10.69
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.70
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.71
Motorola Solutions, Inc. Separation Agreement and General Release between Motorola Solutions, Inc. and Eugene A. Delaney, dated as of June 13, 2013 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 14, 2013 (File No. 1-7221)).

10.72
Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and
Gregory Q. Brown (incorporated by reference to Exhibit 10.11 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.73
Revolving Credit Agreement dated as of January 4, 2011 among Motorola Solutions, JP Morgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on January 10, 2011 (File No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola Solutions, Inc.
23	Consent of Independent Registered Public Accounting Firm, see page 98 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith