Form 10-Q
period 2014-03-29
Motorola Solutions, Inc.
filed 2014-05-01
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 29, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 29, 2014:

Class	Number of Shares
Common Stock; $.01 Par Value	254,207,875

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Net sales from products	$1,211	$1,381
Net sales from services	590	592
Net sales	1,801	1,973
Costs of product sales	583	651
Costs of services sales	373	367
Costs of sales	956	1,018
Gross margin	845	955
Selling, general and administrative expenses	427	460
Research and development expenditures	243	262
Other charges	5	17
Operating earnings	170	216
Other income (expense):
Interest expense, net	(25)	(25)
Gains on sales of investments and businesses, net	7	7
Other	(1)	7
Total other expense	(19)	(11)
Earnings before income taxes	151	205
Income tax expense	24	13
Net earnings	$127	$192
Earnings per common share:
Basic	$0.50	$0.70
Diluted	$0.49	$0.68
Weighted average common shares outstanding:
Basic	254.1	274.5
Diluted	258.3	280.7
Dividends declared per share	$0.31	0.26
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Net earnings	$127	$192
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $6 and $9	13	19
Foreign currency translation adjustment, net of tax of $1 and $(1)	2	(37)
Net realized gains on derivative hedging instruments	—	(1)
Net unrealized gains on securities, net of tax of $(2) and $–	2	—
Total other comprehensive income (loss)	17	(19)
Comprehensive income	$144	$173
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	March 29, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$3,141	$3,225
Accounts receivable, net	1,727	1,920
Inventories, net	576	522
Deferred income taxes	624	584
Other current assets	713	769
Total current assets	6,781	7,020
Property, plant and equipment, net	795	810
Investments	260	251
Deferred income taxes	2,004	2,076
Goodwill	1,531	1,509
Other assets	244	185
Total assets	$11,615	$11,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	655	814
Accrued liabilities	2,367	2,402
Total current liabilities	3,026	3,220
Long-term debt	2,462	2,457
Other liabilities	2,380	2,485
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 3/29/14—255.3; 12/31/13—255.5
Outstanding shares: 3/29/14—254.2; 12/31/13—254.5
Additional paid-in capital	3,511	3,518
Retained earnings	2,473	2,425
Accumulated other comprehensive loss	(2,270)	(2,287)
Total Motorola Solutions, Inc. stockholders’ equity	3,717	3,659
Noncontrolling interests	30	30
Total stockholders’ equity	3,747	3,689
Total liabilities and stockholders’ equity	$11,615	$11,851
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2013	255.5	$3,521	$(2,287)	$2,425	$30
Net earnings				127
Net unrealized gains on securities, net of tax of $(2)			2
Foreign currency translation adjustments, net of tax of $1			2
Amortization of retirement benefit adjustments, net of tax of $6			13
Issuance of common stock and stock options exercised	0.7	9
Share repurchase program	(0.9)	(57)
Excess tax benefit from share-based compensation		5
Share-based compensation expense		36
Dividends declared				(79)
Balance as of March 29, 2014	255.3	$3,514	$(2,270)	$2,473	$30
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2014	March 30, 2013
Operating
Net earnings	$127	$192
Adjustments to reconcile Net earnings to Net cash provided by (used for) operating activities:
Depreciation and amortization	55	52
Gain on sale of building and land	(21)	—
Non-cash other charges (income)	3	(1)
Share-based compensation expense	36	45
Gains on sales of investments and businesses, net	(7)	(7)
Deferred income taxes	41	(11)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	191	200
Inventories	(54)	(5)
Other current assets	24	(75)
Accounts payable and accrued liabilities	(216)	(417)
Other assets and liabilities	(133)	(4)
Net cash provided by (used for) operating activities	46	(31)
Investing
Acquisitions and investments, net	(10)	(4)
Proceeds from sales of investments and businesses, net	13	19
Capital expenditures	(45)	(46)
Proceeds from sales of property, plant and equipment	24	—
Purchases of Sigma Fund investments, net	—	(113)
Net cash used for investing activities	(18)	(144)
Financing
Repayment of debt	(1)	(1)
Net proceeds from issuance of debt	4	593
Issuance of common stock	14	40
Purchase of common stock	(57)	(357)
Excess tax benefit from share-based compensation	5	9
Payment of dividends	(79)	(72)
Net cash provided by (used for) financing activities	(114)	212
Effect of exchange rate changes on cash and cash equivalents	2	(35)
Net increase (decrease) in cash and cash equivalents	(84)	2
Cash and cash equivalents, beginning of period	3,225	1,468
Cash and cash equivalents, end of period	$3,141	$1,470
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$18	$6
Income and withholding taxes, net of refunds	(2)	64
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of March 29, 2014 and for the three months ended March 29, 2014 and March 30, 2013, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the operating results to be expected for the full year.
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
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013
Other charges (income):
Intangibles amortization	$5	$6
Reorganization of businesses	21	11
Gain on sale of building and land	(21)	—
	$5	$17
During the three months ended March 29, 2014, the Company completed the sale of a building and parcel of land with a net book value of $3 million for net cash proceeds of $24 million resulting in a gain on sale of $21 million.

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013
Interest income (expense), net:
Interest expense	$(30)	$(30)
Interest income	5	5
	$(25)	$(25)
Other:
Foreign currency gain (loss)	$(2)	$4
Other	1	3
	$(1)	$7
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Net Earnings
Three Months Ended	March 29, 2014	March 30, 2013
Basic earnings per common share:
Earnings	$127	$192
Weighted average common shares outstanding	254.1	274.5
Per share amount	$0.50	$0.70
Diluted earnings per common share:
Earnings	$127	$192
Weighted average common shares outstanding	254.1	274.5
Add effect of dilutive securities:
Share-based awards	4.2	6.2
Diluted weighted average common shares outstanding	258.3	280.7
Per share amount	$0.49	$0.68
In the computation of diluted earnings per common share for the three months ended March 29, 2014 and March 30, 2013, the assumed exercise of 5.0 million and 4.5 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at March 29, 2014 and $3.2 billion at December 31, 2013. Of these amounts, $64 million at March 29, 2014 and $63 million at December 31, 2013 were restricted.

Investments
Investments consist of the following:

March 29, 2014	March 29, 2014	December 31, 2013
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$15	$15
Corporate bonds	8	7
Mutual funds	11	11
Common stock and equivalents	—	2
	34	35
Other investments, at cost	211	201
Equity method investments	15	15
	$260	$251
The Company had no unrealized gains or losses on its investments as of both March 29, 2014 and December 31, 2013.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 29, 2014	December 31, 2013
Accounts receivable	$1,788	$1,976
Less allowance for doubtful accounts	(61)	(56)
	$1,727	$1,920
Inventories, Net
Inventories, net, consist of the following:

	March 29, 2014	December 31, 2013
Finished goods	$257	$232
Work-in-process and production materials	508	468
	765	700
Less inventory reserves	(189)	(178)
	$576	$522
Other Current Assets
Other current assets consist of the following:

	March 29, 2014	December 31, 2013
Costs and earnings in excess of billings	$392	$390
Contract-related deferred costs	114	105
Tax-related deposits and refunds receivable	71	113
Other	136	161
	$713	$769

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	March 29, 2014	December 31, 2013
Land	$36	$36
Building	651	649
Machinery and equipment	1,979	1,938
	2,666	2,623
Less accumulated depreciation	(1,871)	(1,813)
	$795	$810
During the first quarter of 2014, the Company entered into an arrangement to transfer its Reynosa, Mexico manufacturing operation including the land, building, equipment, inventory, and employees to a contract manufacturer.  The transaction closed subsequent to the quarter ended March 29, 2014. As a result of the expected sales proceeds, the Company recognized an impairment loss of $6 million during the quarter ended March 29, 2014, within Other charges in its condensed consolidated statements of operations.
Depreciation expense for the three months ended March 29, 2014 and March 30, 2013 was $50 million and $45 million, respectively.
Other Assets
Other assets consist of the following:

	March 29, 2014	December 31, 2013
Intangible assets, net	$103	$87
Long-term receivables	47	6
Other	94	92
	$244	$185
Accrued Liabilities
Accrued liabilities consist of the following:

	March 29, 2014	December 31, 2013
Deferred revenue	$810	$778
Compensation	276	334
Billings in excess of costs and earnings	354	295
Tax liabilities	92	95
Customer reserves	107	146
Dividend payable	79	79
Other	649	675
	$2,367	$2,402

Other Liabilities
Other liabilities consist of the following:

	March 29, 2014	December 31, 2013
Defined benefit plans, including split dollar life insurance arrangements	$1,714	$1,759
Postretirement health care benefit plan	118	117
Deferred revenue	293	302
Unrecognized tax benefits	61	102
Other	194	205
	$2,380	$2,485
Stockholders’ Equity
Share Repurchase Program: The Company paid an aggregate of $57 million during the first quarter of 2014, including transaction costs, to repurchase approximately one million shares at an average price of $66.32 per share. As of March 29, 2014, the Company had used approximately $5.3 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.7 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended March 29, 2014 and March 30, 2013, the Company paid $79 million and $72 million, respectively, in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2014 to March 29, 2014:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(1)	$(2)	$(2,188)	$(96)	$(2,287)
Other comprehensive income before reclassifications	—	2	—	2	4
Amounts reclassified from accumulated other comprehensive loss	$—	$—	$13	$—	$13
Current period change in Other comprehensive income (loss)	—	2	13	2	17
Balance as of March 29, 2014	$(1)	$—	$(2,175)	$(94)	$(2,270)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the condensed consolidated statement of operations during the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Gains on cash flow hedges:
Foreign exchange contracts	$	$(1)	Cost of sales
	—	(1)	Total before tax
	$—	$—	Tax (expense) or benefit
	$—	$(1)	Net of tax
Amortization of Retirement Benefit Items:
Prior-service costs	$(10)	$(11)	Selling, general, and administrative expenses
Actuarial net losses	29	39	Selling, general, and administrative expenses
	19	28	Total before tax
	(6)	(9)	Tax benefit
	$13	$19	Net of tax

Total reclassifications for the period, net of tax	$13	$18

3.	Debt and Credit Facilities
During the first quarter of 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due 2023, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds from issuance of this debt of $588 million.
As of March 29, 2014, the Company had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. The Company must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 29, 2014. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement during the three months ended March 29, 2014.

4.	Risk Management
Foreign Currency Risk
At March 29, 2014, the Company had outstanding foreign exchange contracts with notional amounts totaling $703 million, compared to $837 million outstanding at December 31, 2013. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 29, 2014, and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	March 29, 2014	December 31, 2013
British Pound	$262	$257
Chinese Renminbi	(179)	(181)
Norwegian Krone	(105)	(95)
Brazilian Real	(49)	(44)
Israeli Shekel	(38)	(40)
Interest Rate Risk
At March 29, 2014, including the current portion, the Company had $2.5 billion of long-term debt, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $3 million at March 29, 2014 and $3 million at December 31, 2013.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 29, 2014, all of the counterparties have investment grade credit ratings. The Company is not exposed to material net credit risk with any single counterparty. As of March 29, 2014, the Company was exposed to an aggregate net credit risk of approximately $1 million with all counterparties.
The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at March 29, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	Assets		Liabilities
March 29, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$2	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives	$2		$5

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	1	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	4		4
Total derivatives	$4		$5
The following table summarizes the effect of derivative instruments in the Company's condensed consolidated statements of operations for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended		Statements of Operations Location
Loss on Derivative Instruments	March 29, 2014	March 30, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(1)	$(17)	Other income (expense)
Total derivatives not designated as hedging instruments	$(1)	$(17)
The following table summarizes the gains recognized in the condensed consolidated financial statements for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	March 29, 2014	March 30, 2013
Derivatives in cash flow hedging relationships:
Gains reclassified from Accumulated other comprehensive loss into Net earnings	$—	$1	Costs of sales

5.	Income Taxes
At March 29, 2014 and December 31, 2013, the Company had valuation allowances of $263 million and $256 million, respectively, including $230 million and $233 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company believes the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Undistributed earnings the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.4 billion at March 29, 2014 and December 31, 2013. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign tax applicable to the earnings. During the first quarter of 2013, the Company reassessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries' earnings were permanently invested overseas. The Company intends to utilize the offshore earnings to fund foreign investments, such as potential acquisitions and capital expenditures. In the first quarter of 2013, the Company recorded a net tax benefit of $25 million related to reversals of deferred tax liabilities for undistributed foreign earnings, primarily due to the change in permanent reinvestment assertion.

As of March 29, 2014, the Company has approximately $600 million of foreign earnings not considered permanently reinvested and which may be repatriated without an additional tax charge, given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits.
The Company had unrecognized tax benefits of $128 million and $156 million at March 29, 2014 and December 31, 2013, respectively, of which $105 million and $131 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. The Company's liability for unrecognized tax benefits is classified within its condensed consolidated balance sheets within Accrued liabilities, Other liabilities, and Deferred income taxes, to the extent settlement will reduce deferred tax assets. During the three months ended March 29, 2014, the Company adjusted its unrecognized tax benefits for prior year tax positions for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. The Company recorded a gross increase of $19 million and a gross decrease of $49 million to unrecognized tax benefits for prior year tax positions resulting in a net tax benefit of $30 million.
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

6.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefit) for Pension and Postretirement Health Care Benefits plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$—	$—	$4	$3	$1	$1
Interest cost	93	88	20	17	3	3
Expected return on plan assets	(98)	(92)	(23)	(19)	(2)	(2)
Amortization of:
Unrecognized net loss	22	33	3	3	3	4
Unrecognized prior service benefit	—	—	2	(2)	(12)	(11)
Net periodic pension cost (benefit)	$17	$29	$6	$2	$(7)	$(5)
During the three months ended March 29, 2014 and March 30, 2013, contributions of $26 million and $24 million were made to the Company’s U.S. Pension Benefit Plans, respectively. During the three months ended March 29, 2014 and March 30, 2013, contributions of $17 million and $13 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.
The Company made no contributions to its Postretirement Health Care Benefits Plan during the three months ended March 29, 2014 and March 30, 2013.

7.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Share-based compensation expense included in:
Costs of sales	$4	$6
Selling, general and administrative expenses	22	28
Research and development expenditures	10	11
Share-based compensation expense included in Operating earnings	36	45
Tax benefit	11	14
Share-based compensation expense, net of tax	$25	$31
Decrease in basic earnings per share	$(0.10)	$(0.11)
Decrease in diluted earnings per share	$(0.10)	$(0.11)
For the three months ended March 29, 2014, the Company granted 1.1 million RSUs and 1.2 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $60 million and $13 million, respectively, which will be recognized over a weighted average vesting period of three years.

8.	Fair Value Measurements
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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 29, 2014 and December 31, 2013 were as follows:

March 29, 2014	Level 2
Assets:
Foreign exchange derivative contracts	$2
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	15
Corporate bonds	8
Mutual funds	11
Liabilities:
Foreign exchange derivative contracts	$2
Interest agreement derivative contracts	3

December 31, 2013	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	7	7
Mutual funds	—	11	11
Common stock and equivalents	2	—	2
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest agreement derivative contracts	—	3	3
The Company had no Level 3 holdings as of March 29, 2014 or December 31, 2013.
At March 29, 2014 and December 31, 2013, the Company had $2.1 billion of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheet. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at March 29, 2014 was $2.6 billion (Level 2), consistent with the instruments' face value of $2.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

9.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	March 29, 2014	December 31, 2013
Long-term receivables	$72	$36
Less current portion	(25)	(30)
Non-current long-term receivables, net	$47	$6
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $223 million at March 29, 2014, compared to $120 million at December 31, 2013.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Cumulative annual proceeds received from sales:
Accounts receivable sales proceeds	$7	$1
Long-term receivables sales proceeds	2	28
Total proceeds from receivable sales	$9	$29
At March 29, 2014, the Company had retained servicing obligations for $418 million of long-term receivables, compared to $434 million of long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at March 29, 2014 and December 31, 2013 is as follows:

March 29, 2014	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$9	$—	$—	$—
Commercial loans and leases secured	63	1	—	12
Total gross long-term receivables, including current portion	$72	$1	$—	$12

December 31, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	35	13	2	10
Total gross long-term receivables, including current portion	$36	$13	$2	$10
The Company had a total of $12 million of financing receivables past due over 90 days as of March 29, 2014 in relation to two loans. The Company has not accrued interest on these loans, which are adequately reserved, during the three months ended March 29, 2014.

10.	Commitments and Contingencies
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

11.	Segment Information
The following table summarizes the Net sales by segment:

	Three Months Ended
	March 29, 2014	March 30, 2013
Government	$1,201	$1,346
Enterprise	600	627
	$1,801	$1,973

The following table summarizes the Operating earnings by segment:

	Three Months Ended
	March 29, 2014	March 30, 2013
Government	$113	$180
Enterprise	57	36
Operating earnings	170	216
Total other expense	(19)	(11)
Earnings before income taxes	$151	$205

12.	Reorganization of Businesses
2014 Charges
During the three months ended March 29, 2014, the Company recorded net reorganization of business charges of $22 million including $21 million of charges in Other charges, and $1 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $22 million were charges of $12 million for employee separation costs, a $6 million impairment charge, and $6 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 29, 2014	Three Months Ended
Government	$15
Enterprise	7
$22
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs from January 1, 2014 to March 29, 2014:

	January 1, 2014	Additional Charges	Adjustments	Amount Used	March 29, 2014
Exit costs	$6	$6	$—	$(1)	$11
Employee separation costs	103	12	(2)	(39)	74
	$109	$18	$(2)	$(40)	$85

Exit Costs
At January 1, 2014, the Company had an accrual of $6 million for exit costs attributable to lease terminations. During the three months ended March 29, 2014, there were $6 million of additional charges and $1 million of cash payments related to the exit of leased facilities. The remaining accrual of $11 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2014, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2014, the Company had an accrual of $103 million for employee separation costs. The 2014 additional charges of $12 million represent severance costs for approximately 200 employees, all of which were indirect employees. The adjustment of $2 million reflects reversals of accruals no longer needed. The $39 million used reflects cash payments. The remaining accrual of $74 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2014, is expected to be paid, primarily within one year, to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2013 Charges
During the three months ended March 30, 2013, the Company recorded net reorganization of business charges of $11 million, all of which was included in Other charges in the Company's condensed consolidated statements of operations. Included in the aggregate $11 million were charges of $16 million related to employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 30, 2013	Three Months Ended
Government	$7
Enterprise	4
$11

13.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 29, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$674	$641	$662	$639
Patents	276	276	276	276
Customer-related	210	147	203	144
Licensed technology	17	16	17	16
Other intangibles	98	92	96	92
	$1,275	$1,172	$1,254	$1,167
Amortization expense on intangible assets was $5 million for the three months ended March 29, 2014 and $6 million for the three months ended March 30, 2013. As of March 29, 2014, annual amortization expense is estimated to be $24 million in 2014, $21 million in 2015, $19 million in 2016, $15 million in 2017 and $8 million in 2018.

Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	March 29, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Government	$73	$48	$55	$48
Enterprise	1,202	1,124	1,199	1,119
	$1,275	$1,172	$1,254	$1,167
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2014 to March 29, 2014:

	Government	Enterprise	Total
Balance as of January 1, 2014
Aggregate goodwill	$349	$2,724	$3,073
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$349	$1,160	$1,509
Goodwill acquired	22	—	22
Balance as of March 29, 2014
Aggregate goodwill	$371	$2,724	$3,095
Accumulated impairment losses	—	(1,564)	(1,564)
Goodwill, net of impairment losses	$371	$1,160	$1,531
On December 31, 2013, the Company completed the acquisition of a communications software provider in push-to-talk-over-broadband applications for a gross purchase price of $48 million. During the quarter ended March 29, 2014, the Company completed the purchase accounting for this acquisition recognizing $22 million of goodwill and $20 million of identifiable intangible assets. The results of operations for this acquisition have been included in the Company’s statement of operations subsequent to the acquisition date. The pro forma effects of this acquisition were not significant.

14.	Subsequent Events
On April 14, 2014, the Company entered into a Master Acquisition Agreement (the “Acquisition Agreement”) with Zebra Technologies Corporation to sell the Company’s Enterprise business for $3.45 billion in cash. Certain assets of the Enterprise business will be excluded from the transaction and retained by the Company, including the Company’s iDEN infrastructure business, and other assets and certain liabilities as specified in the Acquisition Agreement. The transaction is expected to close by the end of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended March 29, 2014 and March 30, 2013, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
Executive Overview
We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our communications-focused products and services help government and enterprise customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership, with sales in more than 100 countries, 20,000 employees worldwide, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
We report financial results for two segments:
Government: The Government segment includes public safety communications systems, professional and commercial two-way communication systems, and the devices, system software and applications that are associated with these products. Service revenues included in the Government segment are primarily those associated with the design, installation, maintenance and optimization of equipment for communication systems, as well as lifecycle management solutions and a portfolio of managed system services. In the first quarter of 2014, the segment’s net sales were $1.2 billion, representing 67% of our consolidated net sales.
Enterprise: The Enterprise segment includes rugged and enterprise-grade mobile computers and tablets, laser/imaging/radio frequency identification (“RFID”) based data capture products, wireless local area network (“WLAN”) and integrated digital enhanced network (“iDEN”) infrastructure, software and applications that are associated with these products. Enterprise service revenues include maintenance, integration, and device and network management. In the first quarter of 2014, the segment’s net sales were $600 million, representing 33% of our consolidated net sales.
First Quarter Summary

•	Net sales decreased by $172 million, or 9%, to $1.8 billion in the first quarter of 2014, compared to net sales of $2.0 billion in the first quarter of 2013.

•	We generated operating earnings of $170 million, or 9% of net sales, in the first quarter of 2014, compared to $216 million, or 11% of net sales, in the first quarter of 2013.

•
We had Net earnings of $127 million, or $0.49 per diluted common share, in the first quarter of 2014, compared to Net earnings of $192 million, or $0.68 per diluted common share, in the first quarter of 2013.

•	We generated net cash from operating activities of $46 million during the first quarter of 2014, compared to $31 million of net cash used for operating activities in the first quarter of 2013.

•	We returned $136 million in capital to shareholders through share repurchases and dividends during the first quarter of 2014.
Highlights for each of our segments are as follows:

•
Government: Net sales were $1.2 billion in the first quarter of 2014, a decrease of $145 million, or 11%, compared to net sales of $1.3 billion during the first quarter of 2013. On a geographic basis, net sales declined in North America, Latin America, and APME, and increased in EA, compared to the year-ago quarter.

•
Enterprise: Net sales were $600 million in the first quarter of 2014, a decrease of $27 million, or 4%, compared to net sales of $627 million in the first quarter of 2013. On a geographic basis, net sales declined in North America, Latin America, and APME, and increased in EA, compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 29, 2014	% of Sales**	March 30, 2013	% of Sales**
Net sales from products	$1,211		$1,381
Net sales from services	590		592
Net sales	1,801		1,973
Costs of product sales	583	48.1%	651	47.1%
Costs of services sales	373	63.2%	367	62.0%
Costs of sales	956		1,018
Gross margin	845	46.9%	955	48.4%
Selling, general and administrative expenses	427	23.7%	460	23.3%
Research and development expenditures	243	13.5%	262	13.3%
Other charges	5	0.3%	17	0.9%
Operating earnings	170	9.4%	216	10.9%
Other income (expense):
Interest expense, net	(25)	(1.4)%	(25)	(1.3)%
Gains on sales of investments and businesses, net	7	0.4%	7	0.4%
Other	(1)	(0.1)%	7	0.4%
Total other expense	(19)	(1.1)%	(11)	(0.6)%
Earnings from continuing operations before income taxes	151	8.4%	205	10.4%
Income tax expense	24	1.3%	13	0.7%
Net earnings*	$127	7.1%	$192	9.7%
Earnings per diluted common share	$0.49		$0.68
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended March 29, 2014 compared to three months ended March 30, 2013
Net Sales
Net sales were $1.8 billion in the first quarter of 2014, down $172 million, or 9%, compared to net sales of $2.0 billion in the first quarter of 2013. The decrease in net sales reflects a $145 million decrease in net sales in the Government segment driven by declines in North America, Latin America, and APME, and a $27 million, or 4%, decrease in net sales in the Enterprise segment driven by declines in North America, Latin America and APME. Declines in both Government and Enterprise were partially offset by increases in EA.
Gross Margin
Gross margin was $845 million, or 46.9% of net sales, in the first quarter of 2014, compared to $955 million, or 48.4% of net sales, in the first quarter of 2013. The decrease in gross margin percentage was primarily driven by declines in: (i) ASTRO as subscriber demand in North America slowed and (ii) iDEN.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 7% to $427 million, or 23.7% of net sales, in the first quarter of 2014, compared to $460 million, or 23.3% of net sales, in the first quarter of 2013. The decrease in SG&A expenditures is primarily due to reduced compensation expenses, including incentives and pension expense.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased $19 million to $243 million, or 13.5% of net sales, in the first quarter of 2014, compared to $262 million, or 13.3% of net sales, in the first quarter of 2013. The decrease in R&D expenditures is primarily due to: (i) the reduction of spending in certain development programs, such as iDEN, and (ii) incentive expenses.
Other Charges
We recorded net charges of $5 million in Other charges in the first quarter of 2014, compared to net charges of $17 million in the first quarter of 2013. The net charges in the first quarter of 2014 included: (i) $21 million of net reorganization of business charges and (ii) $5 million of charges relating to the amortization of intangibles, partially offset by a $21 million gain on the sale of a building and land. The net charges in the first quarter of 2013 included: (i) $11 million of net reorganization of business charges and (ii) $6 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $25 million in the first quarter of 2014 and 2013. Net interest expense in both periods included interest expense of $30 million, partially offset by interest income of $5 million.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $7 million in the first quarter of 2014 and 2013. These net gains consisted primarily of gains on the sales of equity investments.
Other
Net Other expense was $1 million in the first quarter of 2014, compared to net Other income of $7 million in the first quarter of 2013. The net Other expense in the first quarter of 2014 was comprised of a $2 million foreign currency loss, partially offset by $1 million of other net investment earnings. The net Other expense in the first quarter of 2013 was primarily comprised of: (i) a $4 million gain on foreign currency and (ii) $3 million of other net investment earnings.
Effective Tax Rate
We recorded $24 million of net tax expense in the first quarter of 2014, resulting in an effective tax rate of 16%, compared to $13 million of net tax expense in the first quarter of 2013, resulting in an effective tax rate of 6%. Our effective tax rate in the first quarter of 2014 was lower than the U.S. statutory tax rate of 35% due to a $30 million net tax benefit associated with the net reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.
Our effective tax rate in the first quarter of 2013 was lower than the U.S. statutory tax rate of 35% due to a $25 million reduction in the deferred tax liability for undistributed foreign earnings due to our assertion that certain earnings were permanently reinvested overseas, a $12 million benefit for 2012 R&D tax credits, and a reduction in deferred tax asset valuation allowance related to a non-U.S. subsidiary.

Net Earnings attributable to Motorola Solutions Inc.
After taxes, we had Net earnings of $127 million, or $0.49 per diluted share, in the first quarter of 2014, compared to Net earnings of $192 million, or $0.68 per diluted share, in the first quarter of 2013.
The decrease in Net earnings in the first quarter of 2014, as compared to the first quarter of 2013, was primarily driven by: (i) a $110 million decrease in gross margin primarily due to sales declines and (ii) a higher effective tax rate, partially offset by reduced compensation expenses.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 29, 2014 and March 30, 2013 as detailed in Note 11, “Segment Information,” of our condensed consolidated financial statements.
Government Segment
For the first quarter of 2014, the segment’s net sales represented 67% of our consolidated net sales, compared to 68% of our consolidated net sales for the first quarter of 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
Segment net sales	$1,201	$1,346	(11)%
Operating earnings	113	180	(37)%
Three months ended March 29, 2014 compared to three months ended March 30, 2013
The segment’s net sales decreased $145 million, to $1.2 billion in the first quarter of 2014, as compared to $1.3 billion in the first quarter of 2013. The decrease in net sales in the Government segment reflects a decrease in sales of: (i) ASTRO subscribers and (ii) North America PCR sales. On a geographic basis, net sales declined in North America, Latin America, and APME, and increased in EA, compared to the first quarter of 2013. The decline in North America was driven by lower sales of: (i) ASTRO subscribers to state and local public safety customers, (ii) PCR, and (iii) Services. The declines in Latin America and APME were driven by lower sales in ASTRO. The increase in EA was primarily driven by TETRA sales. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 60% of the segment’s net sales in the first quarter of 2014 and 63% of the segment’s net sales in the first quarter of 2013.
The segment had operating earnings of $113 million in the first quarter of 2014, compared to $180 million in the first quarter of 2013. As a percentage of net sales in the first quarter of 2014 as compared to the first quarter of 2013, gross margin decreased, SG&A expenditures decreased, and R&D expenditures decreased. The decrease in operating earnings was primarily driven by a decrease in net sales resulting in lower gross margin, partially offset by a decline in SG&A and R&D expenses.
Enterprise Segment
For the first quarter of 2014, the segment’s net sales represented 33% of our consolidated net sales, compared to 32% of our consolidated net sales for the first quarter of 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
Segment net sales	$600	$627	(4)%
Operating earnings	57	36	58%
Three months ended March 29, 2014 compared to three months ended March 30, 2013
The segment’s net sales decreased $27 million, or 4%, to $600 million in the first quarter of 2014, as compared to net sales of $627 million in the first quarter of 2013. The 4% decrease in net sales in the Enterprise segment reflects a decrease in sales of: (i) iDEN and (ii) Mobile Computing, partially offset by an increase in sales of WLAN and Data Capture. On a geographic basis, net sales declined in North America, Latin America, and APME, and increased in EA, compared to the first quarter of 2013. The decline in North America was driven by lower sales in (i) iDEN and (ii) Mobile Computing due to fewer large orders and channel softness, partially offset by increased sales of WLAN and Data Capture. The decrease in Latin America was driven by lower iDEN sales, and the decrease in APME was driven by lower Mobile Computing sales. The increase in EA was primarily driven by Mobile Computing sales. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 44% of the segment’s net sales in the first quarter of 2014 and 46% of the segment’s net sales in the first quarter of 2013.
The segment had operating earnings of $57 million in the first quarter of 2014, compared to operating earnings of $36 million in the first quarter of 2013. As a percentage of net sales in the first quarter of 2014 as compared to the first quarter of 2013, gross margin decreased, SG&A expenditures decreased, and R&D expenditures decreased. The increase in operating earnings was primarily related to declines in SG&A and R&D expenses.

Reorganization of Businesses
During the three months ended March 29, 2014, we recorded net reorganization of business charges of $22 million including separation costs for approximately 200 employees, which were primarily all indirect employees. The $22 million recorded for net reorganization of business charges included $21 million of charges in Other charges and $1 million of charges in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $22 million are charges of $12 million for employee separation costs, a $6 million impairment charge, and $6 million for exit costs, offset by $2 million of reversals for accruals no longer needed.
During the three months ended March 30, 2013, we recorded net reorganization of business charges of $11 million including separation costs for approximately 200 employees, all of which were indirect employees. The $11 million of charges were recorded within Other charges in our condensed consolidated statements of operations. Included in the aggregate $11 million are charges of $16 million for employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $7 million during the remaining nine months of 2014 from the plans that were initiated during the first three months of 2014. Beyond 2014, we expect the reorganization plans initiated during the first three months of 2014 to provide annualized cost savings of approximately $12 million, consisting of: (i) $10 million of savings in operating expenses and (ii) $2 million of savings in Cost of Sales.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	March 29, 2014	March 30, 2013
Government	$15	$7
Enterprise	7	4
	$22	$11
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $40 million in the first three months of 2014 and $15 million in the first three months of 2013. Of the $85 million of reorganization of businesses accruals at March 29, 2014, $74 million relate to employee separation costs and are expected to be paid within one year. The remaining $11 million in accruals primarily relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $84 million from $3.2 billion as of December 31, 2013 to $3.1 billion as of March 29, 2014. The decrease is primarily due to $136 million of capital returned to shareholders through share repurchases and dividends paid during the first quarter of 2014, partially offset by $46 million generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at March 29, 2014 and $3.2 billion at December 31, 2013. At March 29, 2014, $1.8 billion of this amount was held in the U.S. and approximately $1.3 billion was held by the Company or its subsidiaries in other countries (including $682 million in the United Kingdom). At March 29, 2014, restricted cash was $64 million and $63 million as of December 31, 2013.
Repatriation of foreign funds continues to be important given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first three months of 2014, we repatriated $132 million in funds to the U.S. from international jurisdictions. We have approximately $600 million of foreign earnings that are not permanently reinvested and may be repatriated without an additional income tax charge given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
On April 14, 2014, we entered into a Master Acquisition Agreement with Zebra Technologies Corporation to sell our Enterprise business for $3.45 billion in cash. The transaction is expected to close by the end of 2014. Upon closing, we intend to return the proceeds to shareholders in a timely manner.
Operating Activities
Net cash provided by operating activities in the first quarter of 2014 was $46 million, as compared to $31 million of cash used for operating activities in the first quarter of 2013. Operating cash flows in the first quarter of 2014, as compared to the first quarter of 2013, were positively impacted by: (i) the timing of our long term contract milestone billings, (ii) the return of the India tax withdrawals seized in the first quarter of 2013, (iii) lower incentive and legal settlement payments, partially offset by: (i) lower operating earnings, (ii) less cash generated by certain working capital accounts, and (iii) higher employee severance payments.
In the first quarter of 2013, the Indian rupee equivalent of $43 million was seized by the Indian tax authorities from our
Indian subsidiary related to Indian income tax and interest assessments currently under review by the Indian and U.S.
Competent Authorities. As a result of our appeals, the Supreme Court of India directed the Indian tax authorities to refund the full amount of cash seized and such refund was received by our Indian subsidiary during the first quarter of 2014.
We contributed $26 million to our U.S. pension plans during the first quarter of 2014, compared to $24 million contributed in the first quarter of 2013. Subsequent to quarter end, we contributed an additional $40 million to our U.S. pension plans. We contributed $17 million to our non-U.S. pension plans during the first quarter of 2014, compared to $13 million contributed in the first quarter of 2013.
Investing Activities
Net cash used for investing activities was $18 million in the first quarter of 2014, compared to $144 million in the first quarter of 2013. This $126 million improvement was primarily due to the $113 million of purchases of Sigma Fund investments in the first quarter of 2013, with no comparable investments in the first quarter of 2014 and cash proceeds of $24 million generated during the first quarter of 2014 from the sale of a building and parcel of land.
Acquisition and Investments: The Company used net cash for acquisitions and investments of $10 million during the first three months of 2014 compared to $4 million in the first three months of 2013. The cash used for investments in both periods relates to a number of equity investments.
Capital Expenditures: Capital expenditures decreased slightly in the first three months of 2014 to $45 million, compared to $46 million in the first three months of 2013. The decrease in capital expenditures was driven by lower capital expenditures in supply chain, R&D, and facilities, partially offset by increased information technology infrastructure and revenue-generating network expenditures.
Sales of Investments and Businesses: We had $13 million of proceeds related to the sales of investments and businesses in the first three months of 2014, compared to $19 million in the first three months of 2013. The $13 million of proceeds in the first three months of 2014 and $19 million in the first three months of 2013 were comprised of proceeds from sales of certain equity investments.

Financing Activities
Net cash used for financing activities was $114 million in the first three months of 2014, compared to $212 million of net cash provided by financing activities in the first three months of 2013. Cash used for financing activities in the first three months of 2014 was primarily comprised of: (i) $79 million of cash used for the payment of dividends and (ii) $57 million used for purchases of our common stock under our share repurchase program, partially offset by $14 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash provided by financing activities in the first three months of 2013 was primarily comprised of: (i) $593 million of net proceeds from the issuance of debt and (ii) $40 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by: (i) $357 million used for purchases of our common stock under our share repurchase program and (ii) $72 million of cash used for the payment of dividends.
Long-Term Debt: We had outstanding long-term debt of $2.5 billion at both March 29, 2014 and December 31, 2013, including the current portions of $4 million at both March 29, 2014 and December 31, 2013.
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
Share Repurchase Program: We paid an aggregate of $57 million during the first quarter of 2014, including transaction costs, to repurchase approximately one million shares at an average price of $66.32 per share. All repurchased shares have been retired.
As of March 29, 2014, we have used approximately $5.3 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.7 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended March 29, 2014, we paid $79 million in cash dividends to holders of our common stock. Subsequent to March 29, 2014, we paid $79 million in cash dividends to holders of our common stock.
Credit Facilities
As of March 29, 2014, we had a $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) scheduled to mature on June 30, 2014. We must comply with certain customary covenants, including maximum leverage and minimum interest coverage ratios as defined in the 2011 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 29, 2014. We did not borrow under the 2011 Motorola Solutions Credit Agreement during the three months ended March 29, 2014.
Long-Term Customer Financing Commitments
Outstanding Commitments: Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $223 million at March 29, 2014, compared to $120 million at December 31, 2013.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $47 million at March 29, 2014, compared to $6 million at December 31, 2013. These long-term receivables are generally interest bearing, with interest rates generally ranging from 0% to 13%.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Proceeds received:
Accounts receivable sales proceeds	$7	$1
Long-term receivables sales proceeds	2	28
Total proceeds from sales of accounts receivable	$9	$29
At March 29, 2014, we had retained servicing obligations for $418 million of sold long-term receivables, compared to $434 million of sold long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At March 29, 2014, we had outstanding foreign exchange contracts with notional amounts totaling $703 million, compared to $837 million outstanding at December 31, 2013. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portions of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 29, 2014 and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	March 29, 2014	December 31, 2013
British Pound	$262	$257
Chinese Renminbi	(179)	(181)
Norwegian Krone	(105)	(95)
Brazilian Real	(49)	(44)
Israeli Shekel	(38)	(40)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) our business strategies and expected results, (b) the sale of our Enterprise business to Zebra Technologies and the timing thereof, including the return of proceeds to shareholders in a timely manner subsequent to the close of the transaction, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability and cost to access the capital markets at our current ratings, (f) our plans with respect to the level of outstanding debt, (g) the return of capital to shareholders through dividends and/or repurchasing shares, (h) the adequacy of our cash balances to meet current operating requirements, (i) potential contractual damages claims, and (j) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed on page 31 and in Part I, “Item 1A: Risk Factors” on pages 10 through 21 of our 2013 Annual Report on Form 10-K, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our business.  The second phase was successfully implemented during the first quarter of 2014 with no significant changes to our internal controls over financial reporting. The third phase is now expected to be completed during the second quarter of 2014.
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

Part II—Other Information
Item 1. Legal Proceedings
The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained which changes management's opinion of the ultimate disposition.

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed below and in Part I, “Item 1A: Risk Factors” on pages 10 through 21 of the Company’s 2013 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
Our future financial results could be negatively impacted if sales of products and services decline in response to our recent agreement to sell our Enterprise business.
Our future financial results could be negatively impacted if sales of products and services decline in response to our recent agreement to sell our Enterprise business to Zebra Technologies. We expect to operate the Enterprise business until the closing of the sale to Zebra Technologies and the Company's financial results could be negatively impacted if sales are not at expected levels due to perceived uncertainty as a result of the pending sale.
We are at risk that the sale of our Enterprise business is delayed or does not close.
We face risks and uncertainties related to the sale of our Enterprise business to Zebra Technologies, which include: (i) satisfaction of the conditions to closing, including receipt of regulatory approvals and the absence of a material adverse effect on the business being sold by us; (ii) each company having the ability to consummate the transaction; (iii) the impact on our performance and financial results deriving from this transaction; and (iv) the expected timeline for completing the transaction.
Our future operating results could be negatively impacted by any significant increase in the price of supplies following the sale of our Enterprise business.
Following the sale of our Enterprise business we may face an increase in the price of supplies and/or a decrease in the level of service from our suppliers given our reduced purchasing power, including the possibility that we will no longer qualify for certain volume discounts.  This could have a negative impact on our future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 29, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(3)
1/1/14 to 1/25/14	788,000	$66.46	788,000	$1,703,943,929
1/26/14 to 2/22/14	85,036	$64.51	69,500	$1,699,449,427
2/23/14 to 3/29/14	—	$—	—	$1,699,449,427
Total	873,036	$66.27	857,500

(1)
In addition to purchases under the share repurchase program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 15,536 shares of Motorola Solutions common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

(2)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(3)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, and July 22, 2013, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of March 29, 2014, the Company had used approximately $5.3 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*2.1
Master Acquisition Agreement, dated April 14, 2014, by and between Motorola Solutions, Inc. and Zebra Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Motorola Solutions Current Report on Form 8-K filed on April 16, 2014 (File No. 1-7221)).

10.1
Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on March 13, 2014 (File No. 1-7221)).

**31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*
This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

**	Filed herewith
MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M Logo, as well as iDEN are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license.
All other product or service names are the property of their respective owners. © 2014 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 1, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit
*2.1
Master Acquisition Agreement, dated April 14, 2014, by and between Motorola Solutions, Inc. and Zebra Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Motorola Solutions Current Report on Form 8-K filed on April 16, 2014 (File No. 1-7221)).

10.1
Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on March 13, 2014 (File No. 1-7221)).

**31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*
This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

**	Filed herewith