Form 10-Q
period 2014-06-28
Motorola Solutions, Inc.
filed 2014-08-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 28, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 28, 2014:

Class	Number of Shares
Common Stock; $.01 Par Value	250,878,592

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales from products	$887	$986	$1,640	$1,899
Net sales from services	506	511	982	994
Net sales	1,393	1,497	2,622	2,893
Costs of product sales	400	435	751	840
Costs of services sales	337	312	638	610
Costs of sales	737	747	1,389	1,450
Gross margin	656	750	1,233	1,443
Selling, general and administrative expenses	308	339	615	665
Research and development expenditures	176	195	350	382
Other charges	34	13	23	20
Operating earnings	138	203	245	376
Other income (expense):
Interest expense, net	(29)	(32)	(54)	(57)
Gains (losses) on sales of investments and businesses, net	(4)	—	4	7
Other	(7)	(3)	(9)	(3)
Total other expense	(40)	(35)	(59)	(53)
Earnings before income taxes	98	168	186	323
Income tax expense (benefit)	20	(59)	23	(61)
Earnings from continuing operations	78	227	163	384
Earnings from discontinued operations, net of tax	746	35	788	70
Net earnings	824	262	951	454
Less: Earnings attributable to noncontrolling interests	—	4	—	4
Net earnings attributable to Motorola Solutions, Inc.	$824	$258	$951	$450
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$78	$223	$163	$380
Earnings from discontinued operations, net of tax	746	35	788	70
Net earnings	$824	$258	$951	$450
Earnings per common share:
Basic:
Continuing operations	$0.31	$0.83	$0.64	$1.40
Discontinued operations	2.94	0.13	3.11	0.26
	$3.25	$0.96	$3.75	$1.66
Diluted:
Continuing operations	$0.30	$0.81	$0.63	$1.37
Discontinued operations	2.92	0.13	3.07	0.25
	$3.22	$0.94	$3.70	$1.62
Weighted average common shares outstanding:
Basic	253.7	269.5	253.8	271.9
Diluted	256.2	274.7	257.2	277.7
Dividends declared per share	$0.31	0.26	$0.62	0.52
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net earnings	$824	$262
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $5 and $10	11	16
Foreign currency translation adjustment, net of tax of $(5) and $(5)	13	(5)
Reclassification of net loss on derivative instruments, net of tax of $– and $–	1	—
Net unrealized loss on securities, net of tax of $– and $–	—	(1)
Total other comprehensive income	25	10
Comprehensive income	849	272
Less: Earnings attributable to noncontrolling interest	—	4
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$849	$268

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Net earnings	$951	$454
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $11 and $19	24	35
Foreign currency translation adjustment, net of tax of $(4) and $(6)	15	(42)
Reclassification of net loss (gain) on derivative instruments, net of tax of $– and $–	1	(1)
Net unrealized gains (losses) on securities, net of tax of $(2) and $–	2	(1)
Total other comprehensive income (loss)	42	(9)
Comprehensive income	993	445
Less: Earnings attributable to noncontrolling interest	—	4
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$993	$441
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	June 28, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,876	$3,225
Accounts receivable, net	1,185	1,369
Inventories, net	330	347
Deferred income taxes	1,205	451
Other current assets	527	635
Current assets held for disposition	943	993
Total current assets	7,066	7,020
Property, plant and equipment, net	682	695
Investments	236	232
Deferred income taxes	1,909	1,990
Goodwill	383	361
Other assets	128	89
Non-current assets held for disposition	1,464	1,464
Total assets	$11,868	$11,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	453	583
Accrued liabilities	1,615	1,763
Current liabilities held for disposition	852	870
Total current liabilities	2,924	3,220
Long-term debt	2,446	2,457
Other liabilities	2,151	2,314
Non-current liabilities held for disposition	178	171
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	3	3
Authorized shares: 600.0
Issued shares: 6/28/14—252.0; 12/31/13—255.5
Outstanding shares: 6/28/14—250.9; 12/31/13—254.5
Additional paid-in capital	3,162	3,518
Retained earnings	3,219	2,425
Accumulated other comprehensive loss	(2,245)	(2,287)
Total Motorola Solutions, Inc. stockholders’ equity	4,139	3,659
Noncontrolling interests	30	30
Total stockholders’ equity	4,169	3,689
Total liabilities and stockholders’ equity	$11,868	$11,851
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2013	255.5	$3,521	$(2,287)	$2,425	$30
Net earnings				951
Net unrealized gains on securities, net of tax of $(2)			2
Foreign currency translation adjustments, net of tax of $(4)			15
Amortization of retirement benefit adjustments, net of tax of $11			24
Issuance of common stock and stock options exercised	3.6	44
Share repurchase program	(7.1)	(473)
Excess tax benefit from share-based compensation		6
Share-based compensation expense		67
Net loss on derivative hedging instruments, net of tax of $–			1
Dividends declared				(157)
Balance as of June 28, 2014	252.0	$3,165	$(2,245)	$3,219	$30
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	June 28, 2014	June 29, 2013
Operating
Net earnings attributable to Motorola Solutions, Inc.	$951	$450
Earnings attributable to noncontrolling interests	—	4
Net earnings	951	454
Earnings from discontinued operations, net of tax	788	70
Earnings from continuing operations, net of tax	163	384
Adjustments to reconcile Earnings from continuing operations to Net cash provided by (used for) operating activities from continuing operations
Depreciation and amortization	86	76
Gain on sale of building and land	(21)	—
Non-cash other income	(5)	(7)
Share-based compensation expense	54	62
Gains on sales of investments and businesses, net	(4)	(7)
Deferred income taxes	6	(193)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	190	78
Inventories	17	14
Other current assets	76	(23)
Accounts payable and accrued liabilities	(299)	(479)
Other assets and liabilities	(133)	(5)
Net cash provided by (used for) operating activities from continuing operations	130	(100)
Investing
Acquisitions and investments, net	(11)	(8)
Proceeds from sales of investments and businesses, net	21	21
Capital expenditures	(82)	(79)
Proceeds from sales of property, plant and equipment	24	15
Proceeds from sales of Sigma Fund investments, net	—	376
Net cash provided by (used for) investing activities from continuing operations	(48)	325
Financing
Repayment of debt	(2)	(2)
Net proceeds from issuance of debt	4	593
Issuance of common stock	85	99
Purchase of common stock	(473)	(907)
Excess tax benefit from share-based compensation	6	18
Payment of dividends	(158)	(143)
Distributions from discontinued operations	100	137
Net cash used for financing activities from continuing operations	(438)	(205)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	89	152
Net cash provided by (used for) investing activities from discontinued operations	11	(17)
Net cash used for financing activities from discontinued operations	(100)	(137)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	2
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	7	(31)
Net decrease in cash and cash equivalents	(349)	(11)
Cash and cash equivalents, beginning of period	3,225	1,468
Cash and cash equivalents, end of period	$2,876	$1,457
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$67	$58
Income and withholding taxes, net of refunds	31	68
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of June 28, 2014 and for the three and six months ended June 28, 2014 and June 29, 2013, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 28, 2014 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if:  (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for the Company beginning January 1, 2015. The Company is currently assessing the impact of this standard on its consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

2.	Discontinued Operations
On April 14, 2014, the Company entered into a Master Acquisition Agreement (the “Acquisition Agreement”) with Zebra Technologies Corporation to sell the Company’s Enterprise business for $3.45 billion in cash. Certain assets of the Enterprise business will be excluded from the transaction and retained by the Company, including the Company’s iDEN business, and other assets and certain liabilities as specified in the Acquisition Agreement. The transaction is expected to close by the end of 2014. The historical financial results of the Enterprise business, excluding those assets and liabilities retained in the transaction, are reflected in the Company's condensed consolidated financial statements and footnotes as discontinued operations for all periods presented.
The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$560	$610	$1,133	$1,187
Operating earnings	55	63	118	106
Loss on sales of investments and businesses, net	(1)	—	(1)	—
Investment impairments	(3)	(2)	(3)	(2)
Earnings before income taxes	50	57	112	106
Income tax expense (benefit)	(696)	22	(676)	36
Earnings from discontinued operations, net of tax	$746	$35	$788	$70
During the three months ended June 28, 2014, the Company recorded a $721 million tax benefit to establish a deferred tax asset associated with an outside basis difference which we now expect to realize in the foreseeable future. The tax benefit represents the excess of the tax basis of our investment in the Enterprise subsidiaries over the financial statement carrying value (the deductible outside basis difference).
The following table displays a summary of the assets and liabilities held for sale as of June 28, 2014 and December 31, 2013:

	June 28, 2014	December 31, 2013
Assets:
Accounts receivable, net	$468	$551
Inventories, net	215	175
Deferred income taxes	225	219
Other current assets	132	134
Property, plant and equipment, net	94	115
Investments	20	19
Goodwill	1,151	1,149
Other assets	102	95
	$2,407	$2,457
Liabilities:
Accounts payable	$196	$231
Accrued liabilities	656	639
Other liabilities	178	171
	$1,030	$1,041

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Other charges (income):
Intangibles amortization	$1	$—	$2	$—
Reorganization of businesses	25	13	34	20
Legal settlement	8	—	8	—
Gain on sale of building and land	—	—	(21)	—
	$34	$13	$23	$20
During the first quarter of 2014, the Company completed the sale of a building and parcel of land on its Schaumburg, IL campus with a net book value of $3 million for net cash proceeds of $24 million resulting in a gain on sale of $21 million.
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest income (expense), net:
Interest expense	$(34)	$(38)	$(64)	$(68)
Interest income	5	6	10	11
	$(29)	$(32)	$(54)	$(57)
Other:
Investment impairments	—	(2)	—	(2)
Foreign currency loss	(8)	(4)	$(10)	$(7)
Gains on equity method investments	2	1	2	—
Other	(1)	2	(1)	6
	$(7)	$(3)	$(9)	$(3)

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Three Months Ended	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic earnings per common share:
Earnings	$78	$223	$824	$258
Weighted average common shares outstanding	253.7	269.5	253.7	269.5
Per share amount	$0.31	$0.83	$3.25	$0.96
Diluted earnings per common share:
Earnings	$78	$223	$824	$258
Weighted average common shares outstanding	253.7	269.5	253.7	269.5
Add effect of dilutive securities:
Share-based awards	2.5	5.2	2.5	5.2
Diluted weighted average common shares outstanding	256.2	274.7	256.2	274.7
Per share amount	$0.30	$0.81	$3.22	$0.94

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Six Months Ended	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic earnings per common share:
Earnings	$163	$380	$951	$450
Weighted average common shares outstanding	253.8	271.9	253.8	271.9
Per share amount	$0.64	$1.40	$3.75	$1.66
Diluted earnings per common share:
Earnings	$163	$380	$951	$450
Weighted average common shares outstanding	253.8	271.9	253.8	271.9
Add effect of dilutive securities:
Share-based awards	3.4	5.8	3.4	5.8
Diluted weighted average common shares outstanding	257.2	277.7	257.2	277.7
Per share amount	$0.63	$1.37	$3.70	$1.62
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended June 28, 2014, the assumed exercise of 4.6 million and 4.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and six months ended June 29, 2013, the assumed exercise of 4.3 million and 4.4 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion at June 28, 2014 and $3.2 billion at December 31, 2013. Of these amounts, $64 million at June 28, 2014 and $63 million at December 31, 2013 were restricted.

Investments
Investments consist of the following:

	June 28, 2014	December 31, 2013
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$15	$15
Corporate bonds	8	7
Mutual funds	11	11
Common stock and equivalents	—	2
	34	35
Other investments, at cost	185	182
Equity method investments	17	15
	$236	$232
The Company had no unrealized gains or losses on its investments as of both June 28, 2014 and December 31, 2013.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 28, 2014	December 31, 2013
Accounts receivable	$1,240	$1,422
Less allowance for doubtful accounts	(55)	(53)
	$1,185	$1,369
Inventories, Net
Inventories, net, consist of the following:

	June 28, 2014	December 31, 2013
Finished goods	$142	$157
Work-in-process and production materials	313	315
	455	472
Less inventory reserves	(125)	(125)
	$330	$347
Other Current Assets
Other current assets consist of the following:

	June 28, 2014	December 31, 2013
Costs and earnings in excess of billings	$374	$390
Contract-related deferred costs	14	15
Tax-related deposits and refunds receivable	64	107
Other	75	123
	$527	$635

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	June 28, 2014	December 31, 2013
Land	$21	$22
Building	554	582
Machinery and equipment	1,840	1,760
	2,415	2,364
Less accumulated depreciation	(1,733)	(1,669)
	$682	$695
Depreciation expense for the three months ended June 28, 2014 and June 29, 2013 was $45 million and $40 million, respectively. Depreciation expense for the six months ended June 28, 2014 and June 29, 2013 was $84 million and $75 million, respectively.
Other Assets
Other assets consist of the following:

	June 28, 2014	December 31, 2013
Intangible assets, net	$24	$6
Long-term receivables	18	1
Other	86	82
	$128	$89
Accrued Liabilities
Accrued liabilities consist of the following:

	June 28, 2014	December 31, 2013
Deferred revenue	$333	$359
Compensation	212	315
Billings in excess of costs and earnings	354	295
Tax liabilities	76	85
Customer reserves	44	52
Dividend payable	78	79
Other	518	578
	$1,615	$1,763
Other Liabilities
Other liabilities consist of the following:

	June 28, 2014	December 31, 2013
Defined benefit plans, including split dollar life insurance arrangements	$1,654	$1,751
Postretirement health care benefit plan	118	118
Deferred revenue	150	162
Unrecognized tax benefits	57	99
Other	172	184
	$2,151	$2,314

Stockholders’ Equity
Share Repurchase Program: The Company paid an aggregate of $416 million during the second quarter of 2014, including transaction costs, to repurchase approximately 6.2 million shares at an average price of $66.96 per share. The Company paid an aggregate of $473 million during the first half of 2014, including transaction costs, to repurchase approximately 7.1 million shares at an average price of $66.88 per share. As of June 28, 2014, the Company had used approximately $5.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.3 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended June 28, 2014 and June 29, 2013, the Company paid $79 million and $71 million, respectively, in cash dividends to holders of its common stock. During the six months ended June 28, 2014 and June 29, 2013, the Company paid $158 million and $143 million, respectively, in cash dividends to holders of its common stock.
On July 31, 2014, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.31 per share to $0.34 per share of common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2014 to June 28, 2014:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(1)	$(2)	$(2,188)	$(96)	$(2,287)
Other comprehensive income before reclassifications	—	2	—	15	17
Amounts reclassified from accumulated other comprehensive loss	1	—	24	—	25
Current period change in Other comprehensive income	1	2	24	15	42
Balance as of June 28, 2014	$—	$—	$(2,164)	$(81)	$(2,245)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line items in the condensed consolidated statement of operations during the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Loss (gain) on cash flow hedges:
Foreign exchange contracts	$1	$—	$1	$(1)	Cost of sales
	1	—	1	(1)	Net of tax
Amortization of retirement benefit items:
Prior service costs	$(9)	(14)	$(18)	$(25)	Selling, general, and administrative expenses
Actuarial net losses	25	40	53	79	Selling, general, and administrative expenses
	16	26	35	54	Total before tax
	(5)	(10)	(11)	(19)	Tax benefit
	$11	$16	$24	$35	Net of tax

Total reclassifications for the period, net of tax	$12	$16	$25	$34

4.	Debt and Credit Facilities
As of June 28, 2014, the Company had a $2.0 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. Effective May 29, 2014, this facility replaced the previous $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) which was scheduled to mature on June 30, 2014. The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company is no longer subject to a minimum interest coverage covenant under the new facility. The Company was in compliance with its financial covenants as of June 28, 2014. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement or the 2014 Motorola Solutions Credit Agreement during the three and six months ended June 28, 2014.
As of June 28, 2014, the Company had a letter of credit sub-limit of $450 million under the 2014 Motorola Solutions Credit Agreement. No letters of credit were issued under the revolving credit facility as of June 28, 2014.
During the first quarter of 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due 2023, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds from issuance of this debt of $588 million.

5.	Risk Management
Foreign Currency Risk
At June 28, 2014, the Company had outstanding foreign exchange contracts with notional amounts totaling $867 million, compared to $837 million outstanding at December 31, 2013. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 28, 2014, and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	June 28, 2014	December 31, 2013
British Pound	$243	$257
Chinese Renminbi	(184)	(181)
Euro	146	(132)
Norwegian Krone	(120)	(95)
Brazilian Real	(54)	(44)
Interest Rate Risk
At June 28, 2014, the Company had $2.5 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $3 million at June 28, 2014 and December 31, 2013.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 28, 2014, all of the counterparties have investment grade credit ratings. As of June 28, 2014, the Company had no exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at June 28, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	Assets		Liabilities
June 28, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1	Other assets	$3	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives	$1		$6

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	1	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	4		4
Total derivatives	$4		$5
The following table summarizes the effect of derivative instruments in the Company's condensed consolidated statements of operations for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives not designated as hedging instruments:
Interest rate contracts	$—	$1	$—	$1	Other income (expense)
Foreign exchange contracts	(1)	8	(2)	(9)	Other income (expense)
Total derivatives not designated as hedging instruments	$(1)	$9	$(2)	$(8)
The following table summarizes the gains and losses reclassified from Accumulated other comprehensive loss into Net earnings during the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives in cash flow hedging relationships:
Gains (losses) reclassified from Accumulated other comprehensive loss into Net earnings	$(1)	$—	$(1)	$1	Costs of sales

6.	Income Taxes
During the three months ended June 28, 2014, the Company increased current deferred tax assets by $721 million related to an outside basis difference.  The outside basis difference represents the excess of the tax basis of our investment in the Enterprise subsidiaries over the financial statement carrying value (the deductible outside basis difference).
At June 28, 2014 and December 31, 2013, the Company had valuation allowances of $212 million and $200 million, respectively, including $179 million and $178 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company believes the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Undistributed earnings the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.4 billion at June 28, 2014 and December 31, 2013. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings the Company intends to reinvest indefinitely, accrues for the U.S. federal and foreign tax applicable to the earnings. During the first quarter of 2013, the Company reassessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries' earnings were permanently reinvested overseas. The Company intends to utilize the offshore earnings to fund foreign investments, such as potential acquisitions and capital expenditures. In the first quarter of 2013, the Company recorded a net tax benefit of $25 million related to reversals of deferred tax liabilities for undistributed foreign earnings due to the change in permanent reinvestment assertion.
As of June 28, 2014, the Company has approximately $650 million of foreign earnings not considered permanently reinvested and which may be repatriated without an additional tax charge, given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits.
The Company had unrecognized tax benefits of $120 million and $147 million at June 28, 2014 and December 31, 2013, respectively, of which $99 million and $125 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the six months ended June 28, 2014, the Company adjusted its unrecognized tax benefits for prior year tax positions for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. As a result, the Company recorded a gross increase of $24 million and a gross decrease of $51 million to unrecognized tax benefits for prior year tax positions resulting in a net tax benefit of $27 million.
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

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$—	$—	$4	$3	$1	$—
Interest cost	93	88	20	16	3	3
Expected return on plan assets	(98)	(90)	(23)	(18)	(2)	(3)
Amortization of:
Unrecognized net loss	21	33	3	3	3	3
Unrecognized prior service cost (benefit)	—	—	2	(2)	(11)	(11)
Net periodic pension cost (benefit)	$16	$31	$6	$2	$(6)	$(8)

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$—	$—	$7	$6	$1	$1
Interest cost	185	176	40	33	6	6
Expected return on plan assets	(196)	(182)	(45)	(37)	(5)	(5)
Amortization of:
Unrecognized net loss	44	66	6	6	6	7
Unrecognized prior service cost (benefit)	—	—	3	(4)	(21)	(22)
Net periodic pension cost (benefit)	$33	$60	$11	$4	$(13)	$(13)

During the three months ended June 28, 2014 and June 29, 2013, contributions of $40 million and $26 million were made to the Company’s U.S. Pension Benefit Plans, respectively. During both the three months ended June 28, 2014 and June 29, 2013, contributions of $3 million were made to the Company’s Non U.S. Pension Benefit Plans.
During the six months ended June 28, 2014 and June 29, 2013, contributions of $66 million and $50 million were made to the Company’s U.S. Pension Benefit Plans, respectively. During the six months ended June 28, 2014 and June 29, 2013, contributions of $20 million and $17 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.
The Company made no contributions to its Postretirement Health Care Benefits Plan during the three and six months ended June 28, 2014 and June 29, 2013.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Share-based compensation expense included in:
Costs of sales	$3	$4	$7	$8
Selling, general and administrative expenses	16	16	33	38
Research and development expenditures	7	7	14	16
Share-based compensation expense included in Operating earnings	26	27	54	62
Tax benefit	8	8	17	19
Share-based compensation expense, net of tax	$18	$19	$37	$43
Decrease in basic earnings per share	$(0.07)	$(0.07)	$(0.15)	$(0.16)
Decrease in diluted earnings per share	$(0.07)	$(0.07)	$(0.14)	$(0.15)
Share-based compensation expense in discontinued operations	$5	$7	$13	$17
For the six months ended June 28, 2014, the Company granted 1.2 million RSUs and 1.2 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options, including those awards granted to employees of the Enterprise business, was $63 million and $15 million, respectively, which will be recognized over a weighted average vesting period of three years.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 28, 2014 and December 31, 2013 were as follows:

June 28, 2014	Level 2
Assets:
Foreign exchange derivative contracts	$1
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	15
Corporate bonds	8
Mutual funds	11
Liabilities:
Foreign exchange derivative contracts	$3
Interest agreement derivative contracts	3

December 31, 2013	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	7	7
Mutual funds	—	11	11
Common stock and equivalents	2	—	2
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest agreement derivative contracts	—	3	3
The Company had no Level 3 holdings as of June 28, 2014 or December 31, 2013.
At June 28, 2014 and December 31, 2013, the Company had $1.8 billion and $2.1 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at June 28, 2014 was $2.6 billion (Level 2), as compared to the instruments' face value of $2.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	June 28, 2014	December 31, 2013
Long-term receivables	$37	$27
Less current portion	(19)	(26)
Non-current long-term receivables, net	$18	$1

The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.
Certain purchasers of the Company’s products and services may request that the Company provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company’s obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $166 million at June 28, 2014, compared to $50 million at December 31, 2013.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cumulative annual proceeds received from sales:
Accounts receivable sales proceeds	$26	$2	$33	$3
Long-term receivables sales proceeds	52	25	52	52
Total proceeds from receivable sales	$78	$27	$85	$55
At June 28, 2014, the Company had retained servicing obligations for $460 million of long-term receivables, compared to $434 million of long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at June 28, 2014 and December 31, 2013 is as follows:

June 28, 2014	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	36	1	2	12
Total gross long-term receivables, including current portion	$37	$1	$2	$12

December 31, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	26	10	2	10
Total gross long-term receivables, including current portion	$27	$10	$2	$10
The Company had a total of $12 million of financing receivables past due over 90 days as of June 28, 2014 in relation to two loans. The Company has not accrued interest on these loans, which are adequately reserved, during the three and six months ended June 28, 2014.

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
As a result of the reclassification of the Enterprise business to discontinued operations beginning in the second quarter of 2014, the Company has the following two segments:
Products: The Products segment offers an extensive portfolio of network infrastructure, devices, system software and applications for the public safety, hospitality, education, manufacturing, transportation, utilities, mining and retail industries, including: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) integrated digital enhanced network (“iDEN”) products, and (v) broadband technology products, such as Long-Term Evolution (“LTE”). In addition, the Products segment offers smart public safety solutions including computer-aided dispatch, records systems, data management systems and Real Time Crime Center solutions.
Services: The Services segment has a full breadth of service offerings for both public safety and private communication networks including: (i) Integration services, (ii) Lifecycle Management and Support services, (iii) Managed services, and (iv) Solutions services. Integration services includes implementation, optimization, and integration of networks, devices, and applications.  Lifecycle Management and Support services includes lifecycle planning, upgrades, call center, network monitoring, and repair services.  Managed services includes managing customer networks at defined services levels. Solutions services includes integration of hardware and software to meet customer needs.
The following table summarizes the Net sales by segment:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Products	$887	$986	$1,640	$1,899
Services	506	511	982	994
	$1,393	$1,497	$2,622	$2,893

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Products	$95	$125	$134	$231
Services	43	78	111	145
Operating earnings	138	203	245	376
Total other expense	(40)	(35)	(59)	(53)
Earnings from continuing operations before income taxes	$98	$168	$186	$323

13.	Reorganization of Businesses
2014 Charges
During the three months ended June 28, 2014, the Company recorded net reorganization of business charges of $28 million including $25 million of charges in Other charges, and $3 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $28 million of charges were all related to employee separation costs.
During the six months ended June 28, 2014, the Company recorded net reorganization of business charges of $38 million including $34 million of charges in Other charges, and $4 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $38 million were charges of $34 million for employee separation costs and $4 million for exit costs.
The following table displays the net charges incurred by segment:

June 28, 2014	Three Months Ended	Six Months Ended
Products	$18	$24
Services	10	14
	$28	$38
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs, including those related to discontinued operations which will be maintained by the Company after the sale of the Enterprise business, from January 1, 2014 to June 28, 2014:

	January 1, 2014	Additional Charges	Adjustments	Amount Used	June 28, 2014
Exit costs	$6	$6	$—	$(5)	$7
Employee separation costs	103	47	(2)	(70)	78
	$109	$53	$(2)	$(75)	$85
Exit Costs
At January 1, 2014, the Company had an accrual of $6 million for exit costs attributable to lease terminations. During the six months ended June 28, 2014, there were $6 million of additional charges and $5 million of cash payments related to the exit of leased facilities. The remaining accrual of $7 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2014, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2014, the Company had an accrual of $103 million for employee separation costs. The 2014 additional charges of $47 million represent severance costs for approximately 600 employees, all of which were indirect employees. The adjustment of $2 million reflects reversals of accruals no longer needed. The $70 million used reflects cash payments, including $25 million related to employees of discontinued operations. The remaining accrual of $78 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2014, is expected to be paid, primarily within one year, to approximately 750 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2013 Charges
During the three months ended June 29, 2013, the Company recorded net reorganization of business charges of $18 million, including $13 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $18 million were charges of $19 million related to employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.
During the six months ended June 29, 2013, the Company recorded net reorganization of business charges of $25 million, including $20 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $25 million were charges of $29 million related to employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

June 29, 2013	Three Months Ended	Six Months Ended
Products	$12	$17
Services	6	8
	$18	$25

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 28, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$35	$25	$24	$24
Patents	8	4	8	3
Customer-related	13	6	6	6
Other intangibles	17	14	15	14
	$73	$49	$53	$47
Amortization expense on intangible assets was $1 million for the three months ended June 28, 2014 and $2 million for the six months ended June 28, 2014. There was no amortization expense incurred during the three or six months ended June 29, 2013. As of June 28, 2014, annual amortization expense is estimated to be $4 million in 2014, 2015, and 2016, and $3 million in 2017 and 2018.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	June 28, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$70	$49	$53	$47
Services	3	—	—	—
	$73	$49	$53	$47

Goodwill
During the second quarter of 2014 as a result of the reclassification of the Enterprise business to discontinued operations, the Company determined the reportable segments and reporting units of its continuing operations. The Company now has two segments, Products and Services, which are the same as its reporting units. The Company's goodwill was allocated to its new reporting units based on their relative fair values. In conjunction with the reporting unit change in the second quarter of 2014, the Company evaluated its goodwill for impairment concluding it is more-likely-than-not that the fair values of each of its reporting units exceed their respective carrying values. As such, a goodwill impairment was not recorded.
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2014 to June 28, 2014:

	Products	Services	Total
Balance as of January 1, 2014
Aggregate goodwill	$249	$112	$361
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$249	$112	$361
Goodwill acquired	15	7	22
Balance as of June 28, 2014
Aggregate goodwill	$264	$119	$383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
On December 31, 2013, the Company completed the acquisition of a communications software provider in push-to-talk-over-broadband applications for a gross purchase price of $48 million. During the six months ended June 28, 2014, the Company completed the purchase accounting for this acquisition, recognizing $22 million of goodwill and $20 million of identifiable intangible assets. The results of operations for this acquisition have been included in the Company’s condensed consolidated statement of operations subsequent to the acquisition date. The pro forma effects of this acquisition were not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended months ended June 28, 2014 and June 29, 2013, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
Executive Overview
Recent Developments
On April 14, 2014, we entered into a Master Acquisition Agreement (the “Acquisition Agreement”) with Zebra Technologies Corporation to sell our Enterprise business for $3.45 billion in cash. Certain assets of the Enterprise business will be excluded from the transaction and retained by us, including our iDEN business, and other assets and certain liabilities as specified in the Acquisition Agreement. The transaction is expected to close by the end of 2014. As a result of the pending sale, we have reported the Enterprise business as a discontinued operation in our condensed consolidated financial statements and footnotes for all periods presented.
Our Business
We are a leading provider of mission-critical communication infrastructure, devices, software and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness and efficiency of their mobile workforces. Our customers benefit from our global footprint and thought leadership, with sales in more than 100 countries, an industry leadership position, an unmatched portfolio of products and services and a strong patent portfolio.
As of the second quarter of 2014, we report financial results for the following two segments:
Products: The Products segment offers an extensive portfolio of network infrastructure, devices, system software and applications for the public safety, hospitality, education, manufacturing, transportation, utilities, mining and retail industries, including our: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) integrated digital enhanced network (“iDEN”) products, and (v) broadband technology products, such as Long-Term Evolution (“LTE”). In addition, the Products segment offers smart public safety solutions including computer-aided dispatch, records systems, data management systems and Real Time Crime Center solutions. In the second quarter of 2014, the segment’s net sales were $887 million, representing 64% of our consolidated net sales.
Services: The Services segment has a full breadth of service offerings for both public safety and private communication networks including: (i) Integration services, (ii) Lifecycle Management and Support services, (iii) Managed services, and (iv) Solutions services. Integration services includes implementation, optimization, and integration of networks, devices, and applications.  Lifecycle Management and Support services includes lifecycle planning, upgrades, call center, network monitoring, and repair services.  Managed services includes managing customer networks at defined services levels. Solutions services includes integration of hardware and software to meet customer needs. In the second quarter of 2014, the segment’s net sales were $506 million, representing 36% of our consolidated net sales.
Second Quarter Summary

•	Net sales decreased by $104 million, or 7%, to $1.4 billion in the second quarter of 2014, compared to net sales of $1.5 billion in the second quarter of 2013.

•	We generated operating earnings of $138 million, or 10% of net sales, in the second quarter of 2014, compared to $203 million, or 14% of net sales, in the second quarter of 2013.

•
We had earnings from continuing operations of $78 million, or $0.30 per diluted common share, in the second quarter of 2014, compared to earnings from continuing operations of $223 million, or $0.81 per diluted common share, in the second quarter of 2013.

•	We generated net cash from operating activities of $130 million during the first half of 2014, compared to $100 million of net cash used for operating activities in the first half of 2013.

•	We returned $495 million and $631 million in capital to shareholders through share repurchases and dividends during the second quarter and first half of 2014, respectively.
Highlights for each of our segments are as follows:

•
Products: Net sales were $887 million in the second quarter of 2014, a decrease of $99 million, or 10%, compared to net sales of $986 million during the second quarter of 2013. On a geographic basis, net sales declined in North America and APME, and increased in Latin America and EA, compared to the year-ago quarter.

•
Services: Net sales were $506 million in the second quarter of 2014, a decrease of $5 million, or 1%, compared to net sales of $511 million in the second quarter of 2013. On a geographic basis, net sales declined in North America and APME, increased in EA, and were flat in Latin America, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 28, 2014	% of Sales**	June 29, 2013	% of Sales**	June 28, 2014	% of Sales**	June 29, 2013	% of Sales**
Net sales from products	$887		$986		$1,640		$1,899
Net sales from services	506		511		982		994
Net sales	1,393		1,497		2,622		2,893
Costs of product sales	400	45.1%	435	44.1%	751	45.8%	840	44.2%
Costs of services sales	337	66.6%	312	61.1%	638	65.0%	610	61.4%
Costs of sales	737		747		1,389		1,450
Gross margin	656	47.1%	750	50.1%	1,233	47.0%	1,443	49.9%
Selling, general and administrative expenses	308	22.1%	339	22.6%	615	23.5%	665	23.0%
Research and development expenditures	176	12.6%	195	13.0%	350	13.3%	382	13.2%
Other charges	34	2.4%	13	0.9%	23	0.9%	20	0.7%
Operating earnings	138	9.9%	203	13.6%	245	9.3%	376	13.0%
Other income (expense):
Interest expense, net	(29)	(2.1)%	(32)	(2.1)%	(54)	(2.1)%	(57)	(2.0)%
Gain (loss) on sales of investments and businesses, net	(4)	(0.3)%	—	—%	4	0.2%	7	0.2%
Other	(7)	(0.5)%	(3)	(0.2)%	(9)	(0.3)%	(3)	(0.1)%
Total other expense	(40)	(2.9)%	(35)	(2.3)%	(59)	(2.3)%	(53)	(1.8)%
Earnings from continuing operations before income taxes	98	7.0%	168	11.2%	186	7.1%	323	11.2%
Income tax expense (benefit)	20	1.4%	(59)	(3.9)%	23	0.9%	(61)	(2.1)%
Earnings from continuing operations	78	5.6%	227	15.2%	163	6.2%	384	13.3%
Less: Earnings attributable to noncontrolling interests	—	—%	4	0.3%	—	—%	4	0.1%
Earnings from continuing operations*	78	5.6%	223	14.9%	163	6.2%	380	13.1%
Earnings from discontinued operations, net of tax	746	53.6%	35	2.3%	788	30.1%	70	2.4%
Net earnings*	$824	59.2%	$258	17.2%	$951	36.3%	$450	15.6%
Earnings per diluted common share*:
Continuing operations	$0.30		$0.81		$0.63		$1.37
Discontinued operations	2.92		0.13		3.07		0.25
Earnings per diluted common share*	$3.22		$0.94		$3.70		$1.62
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended June 28, 2014 compared to three months ended June 29, 2013
Net Sales
Net sales were $1.4 billion in the second quarter of 2014, down $104 million, or 7%, compared to net sales of $1.5 billion in the second quarter of 2013. The decrease in net sales reflects a $99 million, or 10%, decrease in net sales in the Products segment, driven by declines in: (i) North America, primarily in ASTRO sales to our state and local customers, as a result of fewer device sales from narrowbanding, and (ii) APME, partially offset by double-digit growth in the Products segment in EA and Latin America reflecting solid performance in all major product categories. In addition, the decrease in net sales includes a $5 million, or 1%, decrease in net sales in the Services segment, driven by declines in: (i) North America as a result of iDEN services declines and (ii) APME, partially offset by double-digit Services growth in EA in Integration and Managed services.
Gross Margin
Gross margin was $656 million, or 47.1% of net sales, in the second quarter of 2014, compared to $750 million, or 50.1% of net sales, in the second quarter of 2013. The decrease in gross margin percentage is driven primarily by: (i) a decline in gross margin as a percentage of sales in ASTRO in North America as a result of a shift from subscribers to infrastructure, which includes more third party equipment, (ii) overall sales mix between the Products and Services segments, and (iii) lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 9% to $308 million, or 22.1% of net sales, in the second quarter of 2014, compared to $339 million, or 22.6% of net sales, in the second quarter of 2013. The decrease in SG&A expenditures is primarily due to reduced compensation expenses, including incentives, pension expense, and the effect of headcount reductions enacted in previous periods.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased 10% to $176 million, or 12.6% of net sales, in the second quarter of 2014, from $195 million, or 13.0% of net sales, in the second quarter of 2013. The decrease in R&D expenditures is primarily due to: (i) headcount reductions enacted during previous periods, (ii) lower incentive compensation expenses, and (iii) the reduction of spending in certain development programs, such as iDEN.
Other Charges
We recorded net charges of $34 million in Other charges in the second quarter of 2014, compared to net charges of $13 million in the second quarter of 2013. The net charges in the second quarter of 2014 included: (i) $25 million of net reorganization of business charges and (ii) an $8 million charge for a legal settlement. The net charges in the second quarter of 2013 of $13 million were all related to net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $29 million in the second quarter of 2014, compared to net interest expense of $32 million in the second quarter of 2013. Net interest expense in the second quarter of 2014 included interest expense of $34 million, partially offset by interest income of $5 million. Net interest expense in the second quarter of 2013 included interest expense of $38 million, partially offset by interest income of $6 million. The decrease in net interest expense in the second quarter of 2014 is primarily attributable to: (i) lower interest expense due to income tax-related interest charges of $5 million incurred in the second quarter of 2013 and (ii) a decrease in interest income due to lower average cash and cash equivalents during the second quarter of 2014.
Net Loss on Sales of Investments and Businesses
Net loss on sales of investments and businesses was $4 million in the second quarter of 2014, consisting of a loss on the sale of equity investments.
Other
Net Other expense was $7 million in the second quarter of 2014, compared to net Other expense of $3 million in the second quarter of 2013. The net Other expense in both the second quarter of 2014 and 2013 was primarily comprised of foreign currency losses.
Effective Tax Rate
We recorded $20 million of net tax expense in the second quarter of 2014, resulting in an effective tax rate of 20%, compared to $59 million of net tax benefit in the second quarter of 2013, resulting in a negative effective tax rate. Our effective tax rate in the second quarter of 2014 was favorably impacted by $12 million of discrete tax benefits primarily related to return-to-provision adjustments associated with our deferred tax liability for undistributed foreign earnings. Our effective tax rate in the second quarter of 2013 was favorably impacted by $118 million of net tax benefits largely associated with the recognition of excess foreign tax credits on undistributed foreign earnings.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $78 million, or $0.30 per diluted share, in the second quarter of 2014, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $223 million, or $0.81 per diluted share, in the second quarter of 2013.
The decrease in earnings from continuing operations in the second quarter of 2014, as compared to the second quarter of 2013, was primarily driven by: (i) a $94 million decrease in gross margin primarily due to sales declines and a change in sales mix and (ii) a higher effective tax rate. The decrease in earnings per diluted share from continuing operations was driven by lower earnings from continuing operations, partially offset by a reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
After taxes, we had $746 million, or $2.92 per diluted share, earnings from discontinued operations in the second quarter of 2014, compared to earnings from discontinued operations of $35 million, or $0.13 per diluted share, in the second quarter of 2013.
The increase in earnings from discontinued operations in the second quarter of 2014, as compared to the second quarter of 2013, was primarily driven by a $721 million tax benefit associated with establishing a deferred tax asset for outside basis differences on the Enterprise business. The $721 million tax benefit was partially offset by lower earnings in the Enterprise business in the second quarter of 2014 as compared to the second quarter of 2013. Upon the expected closing of the Enterprise business in the fourth quarter of 2014, we expect to incur a tax expense which will substantially offset this $721 tax benefit on a year-to-date basis.

Results of Operations—Six months ended June 28, 2014 compared to six months ended June 29, 2013
Net Sales
Net sales were $2.6 billion in the first half of 2014, down $271 million, or 9%, compared to net sales of $2.9 billion in the first half of 2013. The decrease in net sales reflects a $259 million, or 14%, decrease in net sales in the Products segment driven by: (i) declines in ASTRO in North America, as a result of fewer device sales from narrowbanding, and APME and (ii) PCR sales, primarily in North America, partially offset by single digit growth in EA and Latin America. In addition, the decrease in sales includes a $12 million, or 1%, decrease in net sales in the Services segment driven by declines in North America, as a result of iDEN services declines, and APME, partially offset by an increase in EA in Integration and Managed services.
Gross Margin
Gross margin was $1.2 billion, or 47.0% of net sales, in the first half of 2014, compared to $1.4 billion, or 49.9% of net sales, in the first half of 2013. The decrease in gross margin percentage is primarily due to: (i) a decline in gross margin as a percentage of sales in ASTRO in North America as a result of a shift from subscribers to infrastructure, which includes more third party equipment, and (ii) the lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 8% to $615 million, or 23.5% of net sales, in the first half of 2014, compared to $665 million, or 23.0% of net sales, in the first half of 2013. The decrease in SG&A expenditures is primarily due to reduced compensation expenses, including incentives, pension expense, and the effect of headcount reductions enacted in previous periods.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased $32 million to $350 million, or 13.3% of net sales, in the first half of 2014, compared to $382 million, or 13.2% of net sales, in the first half of 2013. The decrease in R&D expenditures is primarily due to: (i) headcount reductions enacted during previous periods, (ii) lower incentive compensation expenses, and (iii) the reduction of spending in certain development programs, such as iDEN.
Other Charges
We recorded net charges of $23 million in Other charges in the first half of 2014, compared to net charges of $20 million in the first half of 2013. The net charges in the first half of 2014 included: (i) $34 million of net reorganization of business charges, (ii) $8 million of legal settlement charges, and (iii) $2 million of charges relating to the amortization of intangibles, partially offset by a $21 million gain on the sale of a building and land. The net charges in the first half of 2013 of $20 million all related to net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $54 million in the first half of 2014, as compared to $57 million in the first half of 2013. Net interest expense in the first half of 2014 includes interest expense of $64 million, partially offset by interest income of $10 million. Net interest expense in the first half of 2013 includes interest expense of $68 million, partially offset by interest income of $11 million. The decrease in net interest expense in the first half of 2014 is primarily attributable to: (i) lower interest expense due to income tax-related interest charges of $5 million incurred in the second quarter of 2013 and (ii) a decrease in interest income due to lower average cash and cash equivalents during the first half of 2014 compared to the first half of 2013.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $4 million in the first half of 2014 and $7 million in the first half of 2013. These net gains consisted primarily of gains on the sales of equity investments.
Other
Net Other expense was $9 million in the first half of 2014, compared to $3 million in the first half of 2013. The net Other expense in the first half of 2014 was primarily comprised of a $10 million foreign currency loss. The net Other expense in the first half of 2013 was primarily comprised of a $7 million loss on foreign currency, partially offset by $6 million of other net investment earnings.
Effective Tax Rate
We recorded $23 million of net tax expense in the first half of 2014, resulting in an effective tax rate of 12%, compared to $61 million of net tax benefit in the first half of 2013, resulting in a negative effective tax rate. Our effective tax rate in the first half of 2014 was lower than the U.S. statutory tax rate of 35% due to: (i) a $30 million tax benefit associated with the net reduction in unrecognized tax benefits recorded in the first quarter of 2014 and (ii) $12 million of discrete tax benefits primarily related to return-to-provision adjustments associated with our deferred tax liability for undistributed foreign earnings. Our effective tax rate in the first half of 2013 was lower than the U.S. statutory tax rate of 35% due to: (i) $128 million of net tax benefits largely associated with excess foreign tax credits on undistributed foreign earnings, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to changes in permanent reinvestment assertions, and (iii) an $8 million tax benefit for R&D tax credits.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $163 million, or $0.63 per diluted share, in the first half of 2014, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $380 million, or $1.37 per diluted share, in the first half of 2013.
The decrease in earnings from continuing operations in the first half of 2014, as compared to the first half of 2013, was primarily driven by: (i) a $210 million decrease in gross margin primarily due to sales declines and a change in sales mix and (ii) a higher effective tax rate. The decrease in earnings per diluted share was driven by lower earnings from continuing operations, partially offset by a reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
After taxes, we had $788 million, or $3.07 per diluted share, earnings from discontinued operations in the first half of 2014, compared to earnings from discontinued operations of $70 million, or $0.25 per diluted share, in the first half of 2013.
The increase in earnings from discontinued operations in the first half of 2014, as compared to the first half of 2013, was primarily driven by a $721 million tax benefit associated with establishing a deferred tax asset for outside basis differences on the Enterprise business. The $721 million tax benefit was partially offset by slightly lower earnings in the Enterprise business in the first half of 2014 as compared to the first half of 2013. Upon the expected closing of the Enterprise business in the fourth quarter of 2014, we expect to incur a tax expense which will substantially offset this $721 tax benefit on a year-to-date basis.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended June 28, 2014 and June 29, 2013 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.

Products Segment
For the second quarter of 2014, the segment’s net sales represented 64% of our consolidated net sales, compared to 66% of our consolidated net sales for the second quarter of 2013. For the first half of 2014, the segment’s net sales represented 63% of our consolidated net sales, compared to 66% of our consolidated net sales for the first half of 2013.

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Segment net sales	$887	$986	(10)%	$1,640	$1,899	(14)%
Operating earnings	95	125	(24)%	134	231	(42)%
Three months ended June 28, 2014 compared to three months ended June 29, 2013
The segment’s net sales decreased $99 million, to $887 million in the second quarter of 2014, as compared to $986 million during the second quarter of 2013. The decrease in net sales in the Products segment reflects a decrease in sales of: (i) ASTRO equipment in North America and APME and (ii) PCR sales in North America, partially offset by growth in TETRA. On a geographic basis, net sales declined in North America and APME, and increased in Latin America and EA, compared to the second quarter of 2013. The decline in North America was driven by lower ASTRO sales to state and local public safety customers and lower PCR sales. The decline in APME was driven by lower sales in ASTRO. The increase in Latin America was driven by double-digit growth in ASTRO. The increase in EA was primarily driven by TETRA sales. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 60% of the segment’s net sales in the second quarter of 2014 and 67% of the segment’s net sales in the second quarter of 2013.
The segment had operating earnings of $95 million in the second quarter of 2014, compared to $125 million in the second quarter of 2013. As a percentage of net sales in the second quarter of 2014 as compared to the second quarter of 2013, gross margin decreased, SG&A expenditures decreased, and R&D expenditures decreased. The decrease in operating earnings was primarily driven by a decrease in net sales and change in product mix resulting in lower gross margin and an increase in Other charges as a result of increased reorganization of business charges.
Six months ended June 28, 2014 compared to six months ended June 29, 2013
The segment’s net sales decreased $259 million, to $1.6 billion in the first half of 2014, as compared to $1.9 billion in the first half of 2013. The decrease in net sales in the Products segment reflects a decrease in sales of: (i) ASTRO equipment in North America and APME and (ii) PCR sales in North America, partially offset by growth in TETRA. On a geographic basis, net sales declined in North America and APME, and increased in Latin America and EA, compared to the first half of 2013. The decline in North America was driven by lower ASTRO sales to state and local public safety customers and lower PCR sales. The decline in APME was driven by lower sales in ASTRO. The increase in Latin America was driven by double-digit growth in ASTRO. The increase in EA was primarily driven by TETRA sales. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 60% of the segment’s net sales in the first half of 2014 and 64% of the segment’s net sales in the first half of 2013.
The segment had operating earnings of $134 million in the first half of 2014, compared to $231 million in the first half of 2013. As a percentage of net sales in the first half of 2014 as compared to the first half of 2013, gross margin decreased, SG&A expenditures decreased, and R&D expenditures decreased. The decrease in operating earnings was primarily driven by a decrease in net sales and change in product mix resulting in lower gross margin and an increase in Other charges as a result of increased reorganization of business charges.
Services Segment
For the second quarter of 2014, the segment’s net sales represented 36% of our consolidated net sales, compared to 34% of our consolidated net sales for the second quarter of 2013. For the first half of 2014, the segment’s net sales represented 37% of our consolidated net sales, compared to 34% of our consolidated net sales for the first half of 2013.

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Segment net sales	$506	$511	(1)%	$982	$994	(1)%
Operating earnings	43	78	(45)%	111	145	(23)%

Three months ended June 28, 2014 compared to three months ended June 29, 2013
The segment’s net sales decreased $5 million, or 1%, to $506 million in the second quarter of 2014, as compared to $511 million in the second quarter of 2013. The 1% decrease in net sales in the Services segment reflects a decrease in sales of iDEN services, partially offset by a slight increase in Integration services. On a geographic basis, net sales declined in North America and APME, increased slightly in EA, and remained constant in Latin America, compared to the second quarter of 2013. The decline in North America was driven by the decline in iDEN services sales. The decrease in APME was driven by lower Integration services sales. The increase in EA was primarily driven by Integration and Managed services sales. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 61% of the segment’s net sales in the second quarters of 2014 and 2013.
The segment had operating earnings of $43 million in the second quarter of 2014, compared to $78 million in the second quarter of 2013 as a result of lower gross margins related to long-term project mix. As a percentage of net sales in the second quarter of 2014 as compared to the second quarter of 2013, gross margin and SG&A expenditures decreased, and R&D expenditures increased.
Six months ended June 28, 2014 compared to six months ended June 29, 2013
The segment’s net sales decreased $12 million, or 1%, to $982 million in the first half of 2014, as compared to net sales of $994 million in the first half of 2013. The 1% decrease in net sales in the Services segment reflects a decrease in sales of: (i) iDEN services and (ii) Lifecycle Management and Support services, partially offset by an increase in sales of Integration services. On a geographic basis, net sales declined in North America and APME, increased in EA, and remained constant in Latin America, compared to the first half of 2013. The decline in North America was driven by lower sales in (i) iDEN and (ii) Lifecycle Management and Support services. The decrease in APME was driven by lower Lifecycle Management and Support and Integration services. The increase in EA was primarily driven by higher Integration and Managed services, partially offset by lower sales of Lifecycle Management and Support services. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 60% of the segment’s net sales in the first half of 2014 and 61% of the segment’s net sales in the first half of 2013.
The segment had operating earnings of $111 million in the first half of 2014, compared to operating earnings of $145 million in the first half of 2013. As a percentage of net sales in the first half of 2014 as compared to the first half of 2013, gross margin and SG&A expenditures decreased, and R&D expenditures increased. The decrease in operating earnings was primarily related to declines in gross margin.

Reorganization of Businesses
During the first half of 2014, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the three months ended June 28, 2014, we recorded net reorganization of business charges of $28 million related to the separation of approximately 400 employees, of which 300 were indirect employees and 100 were direct employees. Of the $28 million, $25 million of charges were recorded within Other charges and $3 million in Cost of sales in our condensed consolidated statements of operations. The $28 million of charges were all related to employee separation costs.
During the six months ended June 28, 2014, we recorded net reorganization of business charges of $38 million including separation costs for approximately 600 employees, of which 500 were indirect employees and 100 were direct employees. The $38 million recorded for net reorganization of business charges included $34 million of charges recorded in Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $38 million are charges of $34 million for employee separation costs and $4 million for exit costs.
During the three months ended June 29, 2013, we recorded net reorganization of business charges of $18 million related to the separation of approximately 300 employees, of which 200 were indirect employees and 100 were direct employees. Included in the aggregate $18 million of charges were $13 million of charges recorded in Other charges and $5 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $18 million are charges of $19 million for employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.
During the six months ended June 29, 2013, we recorded net reorganization of business charges of $25 million including separation costs for approximately 400 employees, of which 100 were direct employees and 300 were indirect employees. The $25 million of charges included $20 million recorded in Other charges and $5 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $25 million are charges of $29 million for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $23 million during the remaining six months of 2014 from the plans that were initiated during the first six months of 2014. Beyond 2014, we expect the reorganization plans initiated during the first six months of 2014 to provide annualized cost savings of approximately $37 million, consisting of: (i) $33 million of savings in operating expenses and (ii) $4 million of savings in Cost of Sales.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Products	$18	$12	$24	$17
Services	10	6	14	8
	$28	$18	$38	$25
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $75 million in the first six months of 2014 and $32 million in the first six months of 2013. These cash payments included $25 million in the first six months of 2014 and $11 million in the first six months of 2013. Of the $85 million of reorganization of businesses accruals at June 28, 2014, including those related to discontinued operations which will be maintained by us after the sale of our Enterprise business, $78 million relate to employee separation costs and are expected to be paid within one year. The remaining $7 million in accruals primarily relate to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $349 million from $3.2 billion as of December 31, 2013 to $2.9 billion as of June 28, 2014. The decrease is primarily due to $631 million of capital returned to shareholders through share repurchases and dividends paid during the first half of 2014, partially offset by: (i) $100 million of distributions from discontinued operations and (ii) $130 million generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion at June 28, 2014 and $3.2 billion at December 31, 2013. At June 28, 2014, $1.7 billion of this amount was held in the U.S. and approximately $1.2 billion was held by the Company or its subsidiaries in other countries (including $516 million in the United Kingdom). At June 28, 2014 and December 31, 2013, restricted cash was $64 million and $63 million, respectively.
Repatriation of foreign funds continues to be important given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first half of 2014, we repatriated $297 million in funds to the U.S. from international jurisdictions. We have approximately $650 million of foreign earnings that are not permanently reinvested and may be repatriated without an additional income tax charge given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits. Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
On April 14, 2014, we entered into a Master Acquisition Agreement with Zebra Technologies Corporation to sell our Enterprise business for $3.45 billion in cash. The transaction is expected to close by the end of 2014. Upon closing, we intend to return the proceeds to shareholders in a timely manner.
Operating Activities
Net cash provided by operating activities in the first half of 2014 was $130 million, as compared to $100 million of cash used for operating activities in the first half of 2013. Operating cash flows in the first half of 2014, as compared to the first half of 2013, were positively impacted by: (i) collections primarily related to our long-term contracts, (ii) the return of the India tax withdrawals seized in the first quarter of 2013, and (iii) lower incentive and legal settlement payments, partially offset by: (i) lower operating earnings and (ii) higher employee severance payments.
In the first quarter of 2013, the Indian rupee equivalent of $43 million was seized by the Indian tax authorities from our
Indian subsidiary related to Indian income tax and interest assessments currently under review by the Indian and U.S.

Competent Authorities. As a result of our appeals, the Supreme Court of India directed the Indian tax authorities to refund the full amount of cash seized and such refund was received by our Indian subsidiary during the first half of 2014.
We contributed $66 million to our U.S. pension plans during the first half of 2014, compared to $50 million contributed in the first half of 2013. Subsequent to quarter end, we made a planned contribution of $40 million to our U.S. pension plans. We contributed $20 million to our non-U.S. pension plans during the first half of 2014, compared to $17 million contributed in the first half of 2013.
Investing Activities
Net cash used for investing activities was $48 million in the first half of 2014, compared to net cash provided by investing activities of $325 million in the first half of 2013. This $373 million decline was primarily due to $376 million of proceeds from sales of Sigma Fund investments in the first half of 2013 with no comparable activity in the first half of 2014.
Acquisition and Investments: We used net cash for acquisitions and investments of $11 million during the first six months of 2014 compared to $8 million in the first six months of 2013. The cash used for investments in both periods relates to a number of equity investments.
Sales of Investments and Businesses: We had $21 million of proceeds related to the sales of investments and businesses in both the first six months of 2014 and the first six months of 2013. The proceeds in both periods were comprised of sales of certain equity investments.
Capital Expenditures: Capital expenditures increased slightly in the first six months of 2014 to $82 million, compared to $79 million in the first six months of 2013. The increase in capital expenditures was driven by increased revenue-generating network expenditures, partially offset by decreased information technology infrastructure expenditures.
Sales of Property, Plant, and Equipment: We had $24 million of proceeds related to the sale of property, plant, and equipment in the first six months of 2014 compared to $15 million in the first six months of 2013. The proceeds in both periods were comprised of sales of buildings and land.
Financing Activities
Net cash used for financing activities was $438 million in the first six months of 2014, compared to $205 million in the first six months of 2013. Cash used for financing activities in the first six months of 2014 was primarily comprised of: (i) $473 million used for purchases of our common stock under our share repurchase program and (ii) $158 million of cash used for the payment of dividends, partially offset by: (i) $100 million of distributions from discontinued operations and (ii) $85 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first six months of 2013 was primarily comprised of: (i) $907 million used for purchases of our common stock under our share repurchase program and (ii) $143 million of cash used for the payment of dividends, partially offset by: (i) $593 million of net proceeds from the issuance of debt, (ii) $99 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, and (iii) $137 million of distributions from discontinued operations.
Long-Term Debt: We had outstanding long-term debt of $2.5 billion at both June 28, 2014 and December 31, 2013, including the current portions of $4 million at both June 28, 2014 and December 31, 2013.
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
Share Repurchase Program: We paid an aggregate of $416 million during the second quarter of 2014, including transaction costs, to repurchase 6.2 million shares at an average price of $66.96 per share. We paid an aggregate of $473 million during the first half of 2014, including transaction costs, to repurchase approximately 7.1 million shares at an average price of $66.88 per share. All repurchased shares have been retired.
As of June 28, 2014, we have used approximately $5.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.3 billion of authority available for future repurchases.
Payment of Dividends: During the second quarter of 2014, we paid $79 million in cash dividends to holders of our common stock. During the first half of 2014, we paid $158 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid $78 million in cash dividends to holders of our common stock.
On July 31, 2014, we announced that our Board of Directors approved an increase in the quarterly cash dividend from $0.31 per share to $0.34 per share of common stock.

Credit Facilities
As of June 28, 2014, we had a $2.0 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. Effective May 29, 2014, this facility replaced the previous $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) which was scheduled to mature on June 30, 2014. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We are no longer subject to a minimum interest coverage covenant under the new facility. We were in compliance with our financial covenants as of June 28, 2014. We did not borrow under the 2011 Motorola Solutions Credit Agreement or the 2014 Motorola Solutions Credit Agreement during the six months ended June 28, 2014.
As of June 28, 2014, we had a letter of credit sub-limit of $450 million under the 2014 Motorola Solutions Credit Agreement. No letters of credit were issued under the revolving credit facility as of June 28, 2014.
Long-Term Customer Financing Commitments
Outstanding Commitments: Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third parties totaling $166 million at June 28, 2014, compared to $50 million at December 31, 2013.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $18 million at June 28, 2014, compared to $1 million at December 31, 2013. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 9%.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Proceeds received:
Accounts receivable sales proceeds	$26	$2	$33	$3
Long-term receivables sales proceeds	52	25	52	52
Total proceeds from sales of accounts receivable	$78	$27	$85	$55
At June 28, 2014, we had retained servicing obligations for $460 million of sold long-term receivables, compared to $434 million of sold long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if:  (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for us beginning January 1, 2015. We are currently assessing the impact of this standard on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. The ASU will be effective for us beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At June 28, 2014, we had outstanding foreign exchange contracts with notional amounts totaling $867 million, compared to $837 million outstanding at December 31, 2013. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portions of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 28, 2014 and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	June 28, 2014	December 31, 2013
British Pound	$243	$257
Chinese Renminbi	(184)	(181)
Euro	146	(132)
Norwegian Krone	(120)	(95)
Brazilian Real	(54)	(44)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) our business strategies and expected results, (b) the sale of our Enterprise business to Zebra Technologies and the timing thereof, including the return of proceeds to shareholders in a timely manner subsequent to the close of the transaction, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability and cost to access the capital markets at our current ratings, (f) our plans with respect to the level of outstanding debt, (g) the return of capital to shareholders through dividends and/or repurchasing shares, (h) the adequacy of our cash balances to meet current operating requirements, (i) potential contractual damages claims, and (j) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 10 through 21 of our 2013 Annual Report on Form 10-K, in Part II, "Item 1A: Risk Factors" on page 31 of our Quarterly Report on Form 10-Q for the period ended March 29, 2014, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our business.  The second and third phases were successfully implemented during the first six months of 2014 with no significant changes to our internal controls over financial reporting.
Continuing to implement the remaining phases of our ERP system on a widespread basis involves significant changes in business processes and extensive organizational training.  A phased approach reduces the risks associated with making these changes.  We believe we are taking the necessary steps to monitor and maintain appropriate internal controls during these transition periods.   Such steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.  In connection with the continued implementation of our global ERP system, we expect there will be certain redesigns of our business processes throughout the implementation, some of which may be related to internal control over financial reporting and disclosure controls and procedures.

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

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed below and in Part I, “Item 1A: Risk Factors” on pages 10 through 21 of the Company’s 2013 Annual Report on Form 10-K and in Part II, "Item 1A: Risk Factors" on page 31 of our Quarterly Report on Form 10-Q for the period ended March 29, 2014. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 28, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/30/14 to 4/26/14	—		—	$1,699,449,427
4/27/14 to 5/24/14	2,351,000	$66.71	2,351,000	$1,542,621,287
5/25/14 to 6/28/14	3,868,768	$67.12	3,868,768	$1,282,958,576
Total	6,219,768	$66.96	6,219,768

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, and July 22, 2013, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of June 28, 2014, the Company had used approximately $5.7 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Revolving Credit Agreement dated as of May 29, 2014 among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on June 2, 2014 (File No. 1-7221)).

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
August 5, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1
Revolving Credit Agreement dated as of May 29, 2014 among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on June 2, 2014 (File No. 1-7221)).

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