Form 10-Q
period 2014-09-27
Motorola Solutions, Inc.
filed 2014-11-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 27, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 27, 2014:

Class	Number of Shares
Common Stock; $.01 Par Value	240,722,357

Part I—Financial Information
Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales from products	$921	$998	$2,561	$2,897
Net sales from services	515	519	1,497	1,513
Net sales	1,436	1,517	4,058	4,410
Costs of product sales	414	423	1,165	1,262
Costs of services sales	337	329	974	940
Costs of sales	751	752	2,139	2,202
Gross margin	685	765	1,919	2,208
Selling, general and administrative expenses	287	320	902	984
Research and development expenditures	166	183	516	565
Other charges	25	16	49	37
Operating earnings	207	246	452	622
Other income (expense):
Interest expense, net	(31)	(29)	(85)	(85)
Gains on sales of investments and businesses, net	1	26	4	34
Other	(26)	8	(34)	3
Total other income (expense)	(56)	5	(115)	(48)
Earnings before income taxes	151	251	337	574
Income tax expense (benefit)	84	(11)	107	(72)
Earnings from continuing operations	67	262	230	646
Earnings from discontinued operations, net of tax	81	46	869	116
Net earnings	148	308	1,099	762
Less: Earnings attributable to noncontrolling interests	1	1	1	5
Net earnings attributable to Motorola Solutions, Inc.	$147	$307	$1,098	$757
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$66	$261	$229	$641
Earnings from discontinued operations, net of tax	81	46	869	116
Net earnings	$147	$307	$1,098	$757
Earnings per common share:
Basic:
Continuing operations	$0.27	$1.00	$0.91	$2.39
Discontinued operations	0.33	0.17	3.46	0.43
	$0.60	$1.17	$4.37	$2.82
Diluted:
Continuing operations	$0.27	$0.98	$0.90	$2.34
Discontinued operations	0.32	0.18	3.42	0.43
	$0.59	$1.16	$4.32	$2.77
Weighted average common shares outstanding:
Basic	246.3	262.2	251.1	268.7
Diluted	248.2	265.3	254.0	273.5
Dividends declared per share	$0.34	0.31	$0.96	0.83
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net earnings	$148	$308
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $4 and $9	8	17
Remeasurement of Postretirement Health Care Benefit Plan, net of tax of $27	45	—
Remeasurement of U.S. Pension Benefit Plans, net of tax of $(321)	(398)	—
Foreign currency translation adjustment, net of tax of $(1) and $2	(34)	20
Reclassification of net gain on derivative instruments	—	(1)
Net unrealized gain on securities	—	1
Total other comprehensive income (loss)	(379)	37
Comprehensive income (loss)	(231)	345
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income (loss) attributable to Motorola Solutions, Inc. common shareholders	$(232)	$344

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Net earnings	$1,099	$762
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $14 and $28	31	52
Remeasurement of Postretirement Health Care Benefit Plan, net of tax of $27	45	—
Remeasurement of U.S. Pension Benefit Plans, net of tax of $(321)	(398)	—
Foreign currency translation adjustment, net of tax of $(5) and $(4)	(19)	(22)
Reclassification of net loss (gain) on derivative instruments	1	(2)
Net unrealized gains on securities, net of tax of $(2) and $–	2	—
Total other comprehensive income (loss)	(338)	28
Comprehensive income	761	790
Less: Earnings attributable to noncontrolling interest	1	5
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$760	$785
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	September 27, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,845	$3,225
Accounts receivable, net	1,162	1,369
Inventories, net	331	347
Deferred income taxes	1,192	451
Other current assets	604	635
Current assets held for disposition	1,034	993
Total current assets	7,168	7,020
Property, plant and equipment, net	664	695
Investments	240	232
Deferred income taxes	2,141	1,990
Goodwill	383	361
Other assets	138	89
Non-current assets held for disposition	1,461	1,464
Total assets	$12,195	$11,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	501	583
Accrued liabilities	1,673	1,763
Current liabilities held for disposition	846	870
Total current liabilities	3,024	3,220
Long-term debt	3,401	2,457
Other liabilities	2,364	2,314
Non-current liabilities held for disposition	164	171
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	3
Authorized shares: 600.0
Issued shares: 9/27/14—241.9; 12/31/13—255.5
Outstanding shares: 9/27/14—240.7; 12/31/13—254.5
Additional paid-in capital	2,550	3,518
Retained earnings	3,284	2,425
Accumulated other comprehensive loss	(2,625)	(2,287)
Total Motorola Solutions, Inc. stockholders’ equity	3,211	3,659
Noncontrolling interests	31	30
Total stockholders’ equity	3,242	3,689
Total liabilities and stockholders’ equity	$12,195	$11,851
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2013	255.5	$3,521	$(2,287)	$2,425	$30
Net earnings				1,098	1
Net unrealized gains on securities, net of tax of $(2)			2
Foreign currency translation adjustments, net of tax of $(5)			(19)
Remeasurement of Postretirement Health Care Benefit Plan, net of tax of $27			45
Amortization of retirement benefit adjustments, net of tax of $14			31
Remeasurement of U.S. Pension Benefit Plans, net of tax of $(321)			(398)
Issuance of common stock and stock options exercised	3.8	51
Share repurchase program	(17.4)	(1,123)
Excess tax benefit from share-based compensation		11
Share-based compensation expense		92
Net loss on derivative hedging instruments			1
Dividends declared				(239)
Balance as of September 27, 2014	241.9	$2,552	$(2,625)	$3,284	$31
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	September 27, 2014	September 28, 2013
Operating
Net earnings attributable to Motorola Solutions, Inc.	$1,098	$757
Earnings attributable to noncontrolling interests	1	5
Net earnings	1,099	762
Earnings from discontinued operations, net of tax	869	116
Earnings from continuing operations, net of tax	230	646
Adjustments to reconcile Earnings from continuing operations to Net cash provided by (used for) operating activities from continuing operations
Depreciation and amortization	131	116
Gain on sale of building and land	(21)	—
Non-cash other income	(2)	(11)
Share-based compensation expense	74	91
Gains on sales of investments and businesses, net	(4)	(34)
Loss from the extinguishment of long term debt	37	—
Deferred income taxes	69	(309)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	202	19
Inventories	12	(9)
Other current assets	(9)	11
Accounts payable and accrued liabilities	(170)	(501)
Other assets and liabilities	(534)	(44)
Net cash provided by (used for) operating activities from continuing operations	15	(25)
Investing
Acquisitions and investments, net	(21)	(20)
Proceeds from sales of investments and businesses, net	23	48
Capital expenditures	(130)	(110)
Proceeds from sales of property, plant and equipment	30	15
Proceeds from sales of Sigma Fund investments, net	—	966
Net cash provided by (used for) investing activities from continuing operations	(98)	899
Financing
Repayment of debt	(461)	(3)
Net proceeds from issuance of debt	1,375	593
Issuance of common stock	94	108
Purchase of common stock	(1,123)	(1,332)
Excess tax benefit from share-based compensation	11	20
Payment of dividends	(236)	(212)
Distributions from discontinued operations	66	214
Net cash used for financing activities from continuing operations	(274)	(612)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	63	228
Net cash provided by (used for) investing activities from discontinued operations	5	(16)
Net cash used for financing activities from discontinued operations	(66)	(214)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(2)	2
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(23)	(9)
Net increase (decrease) in cash and cash equivalents	(380)	253
Cash and cash equivalents, beginning of period	3,225	1,468
Cash and cash equivalents, end of period	$2,845	$1,721
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$92	$74
Income and withholding taxes, net of refunds	36	231
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of September 27, 2014 and for the three and nine months ended September 27, 2014 and September 28, 2013, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 and Form 8-K filed on August 7, 2014. The results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if:  (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for the Company beginning January 1, 2015. The Company does not believe this ASU will have a material impact to its consolidated its financial statements.
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
On October 27, 2014, the Company closed on the sale of its Enterprise business with Zebra Technologies Corporation for $3.45 billion in cash. Certain assets of the Enterprise business were excluded from the transaction and retained by the Company, including the Company’s iDEN business, and other assets and certain liabilities as specified in the Master Acquisition Agreement. The historical financial results of the Enterprise business, excluding those assets and liabilities retained in the transaction, are reflected in the Company's condensed consolidated financial statements and footnotes as discontinued operations for all periods presented.
The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$605	$595	$1,737	$1,782
Operating earnings	78	74	195	180
Earnings before income taxes	68	74	181	180
Income tax expense (benefit)	(13)	28	(688)	64
Earnings from discontinued operations, net of tax	$81	$46	$869	$116
During the nine months ended September 27, 2014, the Company recorded a $748 million tax benefit to establish a deferred tax asset associated with an outside basis difference which we now expect to realize in the foreseeable future. The tax benefit represents the excess of the tax basis of our investment in the Enterprise subsidiaries over the financial statement carrying value (the deductible outside basis difference).
The following table displays a summary of the assets and liabilities held for sale as of September 27, 2014 and December 31, 2013:

	September 27, 2014	December 31, 2013
Assets:
Accounts receivable, net	$514	$551
Inventories, net	223	175
Deferred income taxes	232	219
Other current assets	158	134
Property, plant and equipment, net	99	115
Investments	19	19
Goodwill	1,148	1,149
Other assets	102	95
	$2,495	$2,457
Liabilities:
Accounts payable	$194	$231
Accrued liabilities	652	639
Other liabilities	164	171
	$1,010	$1,041

3.	Other Financial Data
Statement of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other charges (income):
Intangibles amortization	$1	$—	$3	$1
Reorganization of businesses	13	16	48	36
Legal settlement	—	—	8	—
Pension-related transaction fees	11	—	11	—
Gain on sale of building and land	—	—	(21)	—
	$25	$16	$49	$37
During the nine months ended September 27, 2014, the Company completed the sale of a building and parcel of land on its Schaumburg, IL campus with a net book value of $3 million for net cash proceeds of $24 million resulting in a gain on sale of $21 million.
During the three months ended September 27, 2014, the Company incurred transaction fees, primarily consisting of fees incurred by outside advisors, related to certain transactions announced with respect to our U.S. Pension Benefit Plans (see footnote 7).
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest income (expense), net:
Interest expense	$(38)	$(33)	$(102)	$(100)
Interest income	7	4	17	15
	$(31)	$(29)	$(85)	$(85)
Other:
Loss from the extinguishment of long-term debt	$(37)	$—	$(37)	$—
Investment impairments	—	(1)	—	(3)
Foreign currency gain (loss)	4	(1)	$(6)	$(8)
Gains on equity method investments	11	8	13	7
Other	(4)	2	(4)	7
	$(26)	$8	$(34)	$3

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Three Months Ended	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic earnings per common share:
Earnings	$66	$261	$147	$307
Weighted average common shares outstanding	246.3	262.2	246.3	262.2
Per share amount	$0.27	$1.00	$0.60	$1.17
Diluted earnings per common share:
Earnings	$66	$261	$147	$307
Weighted average common shares outstanding	246.3	262.2	246.3	262.2
Add effect of dilutive securities:
Share-based awards	1.9	3.1	1.9	3.1
Diluted weighted average common shares outstanding	248.2	265.3	248.2	265.3
Per share amount	$0.27	$0.98	$0.59	$1.16

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations		Net Earnings
Nine Months Ended	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic earnings per common share:
Earnings	$229	$641	$1,098	$757
Weighted average common shares outstanding	251.1	268.7	251.1	268.7
Per share amount	$0.91	$2.39	$4.37	$2.82
Diluted earnings per common share:
Earnings	$229	$641	$1,098	$757
Weighted average common shares outstanding	251.1	268.7	251.1	268.7
Add effect of dilutive securities:
Share-based awards	2.9	4.8	2.9	4.8
Diluted weighted average common shares outstanding	254.0	273.5	254.0	273.5
Per share amount	$0.90	$2.34	$4.32	$2.77
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and nine months ended September 27, 2014, the assumed exercise of 4.9 million and 4.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three and nine months ended September 28, 2013, the assumed exercise of 5.6 million and 4.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.8 billion at September 27, 2014 and $3.2 billion at December 31, 2013. Of these amounts, $63 million was restricted at both September 27, 2014 and December 31, 2013.

Investments
Investments consist of the following:

	September 27, 2014	December 31, 2013
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$15	$15
Corporate bonds	7	7
Mutual funds	11	11
Common stock and equivalents	—	2
	33	35
Other investments, at cost	188	182
Equity method investments	19	15
	$240	$232
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 27, 2014	December 31, 2013
Accounts receivable	$1,189	$1,422
Less allowance for doubtful accounts	(27)	(53)
	$1,162	$1,369
Inventories, Net
Inventories, net, consist of the following:

	September 27, 2014	December 31, 2013
Finished goods	$147	$157
Work-in-process and production materials	313	315
	460	472
Less inventory reserves	(129)	(125)
	$331	$347
Other Current Assets
Other current assets consist of the following:

	September 27, 2014	December 31, 2013
Costs and earnings in excess of billings	$456	$405
Tax-related deposits and refunds receivable	57	107
Other	91	123
	$604	$635

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	September 27, 2014	December 31, 2013
Land	$20	$22
Building	558	582
Machinery and equipment	1,833	1,760
	2,411	2,364
Less accumulated depreciation	(1,747)	(1,669)
	$664	$695
Depreciation expense for the three months ended September 27, 2014 and September 28, 2013 was $44 million and $39 million, respectively. Depreciation expense for the nine months ended September 27, 2014 and September 28, 2013 was $128 million and $115 million, respectively.
Other Assets
Other assets consist of the following:

	September 27, 2014	December 31, 2013
Intangible assets, net	$24	$6
Long-term receivables	21	1
Other	93	82
	$138	$89
Accrued Liabilities
Accrued liabilities consist of the following:

	September 27, 2014	December 31, 2013
Deferred revenue	$341	$359
Compensation	236	315
Billings in excess of costs and earnings	365	295
Tax liabilities	74	85
Customer reserves	53	52
Dividend payable	82	79
Other	522	578
	$1,673	$1,763
Other Liabilities
Other liabilities consist of the following:

	September 27, 2014	December 31, 2013
Defined benefit plans	$1,942	$1,751
Postretirement Health Care Benefit Plan	47	118
Deferred revenue	148	162
Unrecognized tax benefits	56	99
Other	171	184
	$2,364	$2,314

Stockholders’ Equity
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
The Company paid an aggregate of $650 million during the third quarter of 2014, including transaction costs, to repurchase approximately 10.4 million shares at an average price of $62.63 per share. The Company paid an aggregate of $1.1 billion during the first nine months of 2014, including transaction costs, to repurchase approximately 17.4 million shares at an average price of $64.36 per share. As of September 27, 2014, the Company had used approximately $6.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $5.6 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended September 27, 2014 and September 28, 2013, the Company paid $78 million and $69 million, respectively, in cash dividends to holders of its common stock. During the nine months ended September 27, 2014 and September 28, 2013, the Company paid $236 million and $212 million, respectively, in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2014 to September 27, 2014:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance as of January 1, 2014	$(1)	$(2)	$(2,188)	$(96)	$(2,287)
Other comprehensive gain (loss) before reclassifications	—	2	(353)	(19)	(370)
Amounts reclassified from accumulated other comprehensive loss	1	—	31	—	32
Current period change in Other comprehensive income	1	2	(322)	(19)	(338)
Balance as of September 27, 2014	$—	$—	$(2,510)	$(115)	$(2,625)

The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of operations during the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Loss (gain) on cash flow hedges:
Foreign exchange contracts	$—	$—	$1	$(2)	Cost of sales
	—	—	1	(2)	Net of tax
Amortization of retirement benefit items:
Prior service costs	$(15)	(13)	$(39)	$(38)	Selling, general, and administrative expenses
Actuarial net losses	27	39	84	118	Selling, general, and administrative expenses
	12	26	45	80	Total before tax
	(4)	(9)	(14)	(28)	Tax benefit
	$8	$17	$31	$52	Net of tax

Total reclassifications for the period, net of tax	$8	$17	$32	$50

4.	Debt and Credit Facilities
During the third quarter of 2014, the Company redeemed $400 million aggregate principal amount outstanding of its 6.000% Senior Notes due November 2017 for an aggregate purchase price of approximately $456 million. After accelerating the amortization of debt issuance costs, debt discounts, and hedge adjustments, the Company recognized a loss of $37 million related to the redemption within Other income (expense) in the condensed consolidated statement of operations. The Company issued an aggregate face principal amount of $1.4 billion including: (i) $600 million of 4.000% Senior notes due 2024, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds of $583 million, (ii) $400 million of 3.500% Senior notes due 2021, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds of $393 million, and (iii) $400 million of 5.500% Senior notes due 2044, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds of $394 million.
As of September 27, 2014, the Company had a $2.0 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. Effective May 29, 2014, this facility replaced the previous $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) which was scheduled to mature on June 30, 2014. The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company is no longer subject to a minimum interest coverage covenant under the new facility. The Company was in compliance with its financial covenants as of September 27, 2014. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement or the 2014 Motorola Solutions Credit Agreement during the three and nine months ended September 27, 2014.
As of September 27, 2014, the Company had a letter of credit sub-limit of $450 million under the 2014 Motorola Solutions Credit Agreement. No letters of credit were issued under the revolving credit facility as of September 27, 2014.
During the first quarter of 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due 2023, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds from issuance of this debt of $588 million.

5.	Risk Management
Foreign Currency Risk
At September 27, 2014, the Company had outstanding foreign exchange contracts with notional amounts totaling $931 million, compared to $837 million outstanding at December 31, 2013. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 27, 2014, and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	September 27, 2014	December 31, 2013
British Pound	$331	$257
Chinese Renminbi	(203)	(181)
Euro	126	(132)
Norwegian Krone	(116)	(95)
Brazilian Real	(53)	(44)
Interest Rate Risk
At September 27, 2014, the Company had $3.4 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates.
As part of its liability management program, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements was in a liability position of $3 million at September 27, 2014 and December 31, 2013.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 27, 2014, all of the counterparties have investment grade credit ratings. As of September 27, 2014, the Company had $3 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company at September 27, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	Assets		Liabilities
September 27, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$9	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives	$5		$12

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	1	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	4		4
Total derivatives	$4		$5
The following table summarizes the effect of derivative instruments in the Company's condensed consolidated statements of operations for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(6)	8	(8)	(1)	Other income (expense)
The following table summarizes the gains and losses reclassified from Accumulated other comprehensive loss into Net earnings during the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended		Financial Statement Location
Foreign Exchange Contracts	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Derivatives in cash flow hedging relationships:
Gains (losses) reclassified from Accumulated other comprehensive loss into Net earnings	$—	$—	$(1)	$1	Costs of sales

6.	Income Taxes
During the nine months ended September 27, 2014, the Company increased current deferred tax assets by $748 million related to an outside basis difference. The outside basis difference represents the excess of the tax basis of our investment in the
Enterprise subsidiaries over the financial statement carrying value (the deductible outside basis difference).
At September 27, 2014 and December 31, 2013, the Company had valuation allowances of $247 million and $200 million, respectively, including $214 million and $178 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company evaluates deferred  income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible.  During the three months ended September 27, 2014, the Company recorded a $55 million tax charge to establish a valuation allowance against certain foreign deferred tax assets management believes are no longer more-likely-than-not realizable in future years. The Company believes the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Undistributed earnings the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.6 billion at September 27, 2014 and $1.4 billion at December 31, 2013. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.

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
As of September 27, 2014, the Company has approximately $700 million of foreign earnings not considered permanently reinvested and which may be repatriated without an additional tax charge, given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits.
The Company had unrecognized tax benefits of $114 million and $147 million at September 27, 2014 and December 31, 2013, respectively, of which $93 million and $125 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the nine months ended September 27, 2014, the Company adjusted its unrecognized tax benefits for prior year tax positions for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. As a result, the Company recorded a gross increase of $21 million and a gross decrease of $53 million to unrecognized tax benefits for prior year tax positions resulting in a net tax benefit of $32 million.
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

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$—	$—	$4	$2	$—	$1
Interest cost	93	88	20	19	2	3
Expected return on plan assets	(97)	(91)	(23)	(21)	(3)	(2)
Amortization of:
Unrecognized net loss	23	31	3	5	1	5
Unrecognized prior service benefit	—	—	(2)	(1)	(13)	(11)
Net periodic pension cost (benefit)	$19	$28	$2	$4	$(13)	$(4)

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$—	$—	$11	$8	$1	$2
Interest cost	278	264	61	52	8	9
Expected return on plan assets	(294)	(273)	(69)	(58)	(7)	(7)
Amortization of:
Unrecognized net loss	68	95	9	11	7	12
Unrecognized prior service benefit	—	—	(5)	(5)	(35)	(33)
Net periodic pension cost (benefit)	$52	$86	$7	$8	$(26)	$(17)

During the three months ended September 27, 2014 and September 28, 2013, contributions of $397 million and $72 million were made to the Company’s U.S. Pension Benefit Plans, respectively. During both the three months ended September 27, 2014 and September 28, 2013, contributions of $7 million were made to the Company’s Non U.S. Pension Benefit Plans.
During the nine months ended September 27, 2014 and September 28, 2013, contributions of $463 million and $122 million were made to the Company’s U.S. Pension Benefit Plans, respectively. During the nine months ended September 27, 2014 and September 28, 2013, contributions of $27 million and $24 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.
On September 22, 2014, the Company entered into a Definitive Purchase Agreement (the “Agreement”) by and among the Company, The Prudential Insurance Company of America (“PICA”), Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Company's U.S. noncontributory pension plan (the "Regular Pension Plan"), pursuant to which the Regular Pension Plan will purchase from PICA a group annuity contract that requires PICA to pay and administer certain future annuity payments to certain of the Company’s retirees. Upon issuance of the group annuity contract by PICA, PICA will irrevocably assume the obligation to make future annuity payments to approximately 30,000 Company retirees who have been receiving pension payments from the Regular Pension Plan. During the three months ended September 27, 2014, in connection with the proposed transaction, the Company has established a new pension plan with substantially the same terms as the Regular Pension Plan (the “New Plan,” together with the Regular Pension Plan, “the Plans”), and it is expected that the Regular Pension Plan will ultimately be terminated.
As a result of establishing the New Plan, the Company remeasured the Plans using a weighted average discount rate and expected long-term rates of return on assets of 4.53% and 5.80%, respectively, resulting in an aggregate funded status of $(1.5) billion, with unrecognized losses in Accumulated other comprehensive losses within the Company’s condensed consolidated balance sheet of $3.4 billion.
On September 25, 2014, the Company announced that the New Plan is offering lump-sum distributions to certain New Plan participants who have accrued a pension benefit, have left the Company prior to June 30, 2014, and have not yet started receiving pension benefit payments. The maximum dollar amount of all lump-sum distributions to be paid under the offer is $1.0 billion, and lump-sum payments will be made to those who accept the lump-sum offer starting with the smallest amount of lump sums first and continuing in ascending order until the $1.0 billion threshold is met.
During the three months ended September 27, 2014, the Company made an amendment to the Postretirement Health Care Benefits Plan (the “New Amendment”). As a result of the New Amendment, beginning March 1, 2015, all eligible retirees under the age of 65 will be able to use the annual subsidy they receive through their retiree health reimbursement account toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses.  Additionally, the New Amendment eliminated dental benefits under the plan.
The New Amendment to the Postretirement Health Care Benefits Plan required a remeasurement of the plan, resulting in a $45 million decrease in Accumulated other comprehensive loss, net of taxes.  A substantial portion of the decrease is related to a prior service credit and will be recognized as a credit to the condensed consolidated statements of operations over almost three years, or the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
The Company made no contributions to its Postretirement Health Care Benefits Plan during the three and nine months ended September 27, 2014 and September 28, 2013.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Share-based compensation expense included in:
Costs of sales	$2	$4	$9	$12
Selling, general and administrative expenses	14	18	47	56
Research and development expenditures	4	7	18	23
Share-based compensation expense included in Operating earnings	20	29	74	91
Tax benefit	6	9	23	28
Share-based compensation expense, net of tax	$14	$20	$51	$63
Decrease in basic earnings per share	$(0.06)	$(0.08)	$(0.20)	$(0.23)
Decrease in diluted earnings per share	$(0.06)	$(0.08)	$(0.20)	$(0.23)
Share-based compensation expense in discontinued operations	$5	$8	$18	$25
For the nine months ended September 27, 2014, the Company granted 1.2 million RSUs and 1.3 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options, including those awards granted to employees of the Enterprise business, was $64 million and $14 million, respectively, which will be recognized over a weighted average vesting period of three years.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 27, 2014 and December 31, 2013 were as follows:

September 27, 2014	Level 2
Assets:
Foreign exchange derivative contracts	$5
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	15
Corporate bonds	7
Mutual funds	11
Liabilities:
Foreign exchange derivative contracts	$9
Interest agreement derivative contracts	3

December 31, 2013	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	7	7
Mutual funds	—	11	11
Common stock and equivalents	2	—	2
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest agreement derivative contracts	—	3	3
The Company had no Level 3 holdings as of September 27, 2014 or December 31, 2013.
At September 27, 2014 and December 31, 2013, the Company had $1.9 billion and $2.1 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at September 27, 2014 was $3.5 billion (Level 2). Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	September 27, 2014	December 31, 2013
Long-term receivables	$40	$27
Less current portion	(19)	(26)
Non-current long-term receivables, net	$21	$1

The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $128 million at September 27, 2014, compared to $50 million at December 31, 2013.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cumulative annual proceeds received from sales:
Accounts receivable sales proceeds	$6	$4	$39	$6
Long-term receivables sales proceeds	37	37	91	90
Total proceeds from receivable sales	$43	$41	$130	$96
At September 27, 2014, the Company had retained servicing obligations for $473 million of long-term receivables, compared to $434 million of long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at September 27, 2014 and December 31, 2013 is as follows:

September 27, 2014	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$5	$—	$1	$—
Commercial loans and leases secured	35	1	—	13
Total gross long-term receivables, including current portion	$40	$1	$1	$13

December 31, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	26	10	2	10
Total gross long-term receivables, including current portion	$27	$10	$2	$10
The Company had a total of $13 million of financing receivables past due over 90 days as of September 27, 2014 in relation to two loans. The Company has not accrued interest on these loans, which are adequately reserved, during the three and nine months ended September 27, 2014.

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representation and warranties in connection with prior divestitures not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at September 27, 2014.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.
Also, pursuant to the Master Separation and Distribution Agreement and certain other agreements entered into in connection with the separation of Motorola Mobility Holdings, Inc. ("Motorola Mobility"), Motorola Mobility agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

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
Services: The Services segment has a full breadth of service offerings for both public safety and private communication networks including: (i) Integration services, (ii) Lifecycle Management and Support services, (iii) Managed services, and (iv) Smart Public Safety Solutions. Integration services includes implementation, optimization, and integration of networks, devices, and applications.  Lifecycle Management and Support services includes lifecycle planning, upgrades, call center, network monitoring, and repair services.  Managed services includes managing customer networks at defined services levels. Smart Public Safety Solutions includes integration of hardware and software to meet customer needs.
The following table summarizes the Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Products	$921	$998	$2,561	$2,897
Services	515	519	1,497	1,513
	$1,436	$1,517	$4,058	$4,410

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Products	$141	$171	$276	$402
Services	66	75	176	220
Operating earnings	207	246	452	622
Total other income (expense)	(56)	5	(115)	(48)
Earnings from continuing operations before income taxes	$151	$251	$337	$574

13.	Reorganization of Businesses
2014 Charges
During the three months ended September 27, 2014, the Company recorded net reorganization of business charges of $20 million including $13 million of charges in Other charges, and $7 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $20 million of charges were all related to employee separation costs.
During the nine months ended September 27, 2014, the Company recorded net reorganization of business charges of $58 million including $48 million of charges in Other charges, and $10 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $58 million were charges of $54 million for employee separation costs and $4 million for exit costs.
The following table displays the net charges incurred by segment:

September 27, 2014	Three Months Ended	Nine Months Ended
Products	$13	$38
Services	7	20
	$20	$58
The following table displays a rollforward of the reorganization of businesses accruals established for lease exit costs and employee separation costs, including those related to discontinued operations which are maintained by the Company after the sale of the Enterprise business, from January 1, 2014 to September 27, 2014:

	January 1, 2014	Additional Charges	Adjustments	Amount Used	September 27, 2014
Exit costs	$6	$6	$—	$(10)	$2
Employee separation costs	103	67	(2)	(106)	62
	$109	$73	$(2)	$(116)	$64
Exit Costs
At January 1, 2014, the Company had an accrual of $6 million for exit costs attributable to lease terminations. During the nine months ended September 27, 2014, there were $6 million of additional charges and $10 million of cash payments related to the exit of leased facilities, including $3 million paid for facilities related to discontinued operations. The remaining accrual of $2 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2014, primarily represents future cash payments for lease termination obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2014, the Company had an accrual of $103 million for employee separation costs. The 2014 additional charges of $67 million represent severance costs for approximately 1,000 employees, all of which were indirect employees. The adjustment of $2 million reflects reversals of accruals no longer needed. The $106 million used reflects cash payments, including $37 million related to employees of discontinued operations. The remaining accrual of $62 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2014, is expected to be paid, primarily within one year, to approximately 750 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2013 Charges
During the three months ended September 28, 2013, the Company recorded net reorganization of business charges of $21 million, including $16 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $21 million of charges were all related to employee separation costs.
During the nine months ended September 28, 2013, the Company recorded net reorganization of business charges of $46 million, including $36 million of charges in Other charges and $10 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $46 million were charges of $50 million related to employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

September 28, 2013	Three Months Ended	Nine Months Ended
Products	$14	$30
Services	7	16
	$21	$46

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 27, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$37	$27	$24	$24
Patents	8	4	8	3
Customer-related	15	8	6	6
Other intangibles	17	14	15	14
	$77	$53	$53	$47
Amortization expense on intangible assets was $1 million for the three months ended September 27, 2014 and $3 million for the nine months ended September 27, 2014. There was $1 million amortization expense incurred during the nine months ended September 28, 2013. As of September 27, 2014, annual amortization expense is estimated to be $4 million in 2014, 2015, and 2016, and $3 million in 2017 and 2018.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	September 27, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$74	$53	$53	$47
Services	3	—	—	—
	$77	$53	$53	$47

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
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2014 to September 27, 2014:

	Products	Services	Total
Balance as of January 1, 2014
Aggregate goodwill	$249	$112	$361
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$249	$112	$361
Goodwill acquired	15	7	22
Balance as of September 27, 2014
Aggregate goodwill	$264	$119	$383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
On December 31, 2013, the Company completed the acquisition of a communications software provider in push-to-talk-over-broadband applications for a gross purchase price of $48 million. During the nine months ended September 27, 2014, the Company completed the purchase accounting for this acquisition, recognizing $22 million of goodwill and $20 million of identifiable intangible assets. The results of operations for this acquisition have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date. The pro forma effects of this acquisition were not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 27, 2014 and September 28, 2013, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013 and Form 8-K filed on August 7, 2014.
Executive Overview
Recent Developments
On October 27, 2014, we closed on the sale of the Enterprise business with Zebra Technologies Corporation for $3.45 billion in cash. Certain assets of the Enterprise business were excluded from the transaction and retained by us, including our iDEN business, and other assets and certain liabilities as specified in the Master Acquisition Agreement. As a result of the sale, we have reported the Enterprise business as a discontinued operation in our condensed consolidated financial statements and footnotes for all periods presented.
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
We report financial results for the following two segments:
Products: The Products segment offers an extensive portfolio of network infrastructure, devices, system software and applications for the public safety, hospitality, education, manufacturing, transportation, utilities, mining and retail industries, including our: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) integrated digital enhanced network (“iDEN”) products, and (v) broadband technology products, such as Long-Term Evolution (“LTE”). In addition, the Products segment offers smart public safety solutions including computer-aided dispatch, records systems, data management systems and Real Time Crime Center solutions. In the third quarter of 2014, the segment’s net sales were $921 million, representing 64% of our consolidated net sales.
Services: The Services segment has a full breadth of service offerings for both public safety and private communication networks including: (i) Integration services, (ii) Lifecycle Management and Support services, (iii) Managed services, and (iv) Smart Public Safety Solutions. Integration services includes implementation, optimization, and integration of networks, devices, and applications.  Lifecycle Management and Support services includes lifecycle planning, upgrades, call center, network monitoring, and repair services.  Managed services includes managing customer networks at defined services levels. Smart Public Safety Solutions includes integration of hardware and software to meet customer needs. In the third quarter of 2014, the segment’s net sales were $515 million, representing 36% of our consolidated net sales.
Third Quarter Summary

•	Net sales decreased by $81 million, or 5%, to $1.4 billion in the third quarter of 2014, compared to net sales of $1.5 billion in the third quarter of 2013.

•	We generated operating earnings of $207 million, or 14% of net sales, in the third quarter of 2014, compared to $246 million, or 16% of net sales, in the third quarter of 2013.

•
We had earnings from continuing operations* of $66 million, or $0.27 per diluted common share, in the third quarter of 2014, compared to earnings from continuing operations* of $261 million, or $0.98 per diluted common share, in the third quarter of 2013.

•	We generated net cash from operating activities of $15 million during the first nine months of 2014, compared to $25 million of net cash used for operating activities in the first nine months of 2013.

•	We returned $728 million and $1.4 billion in capital to shareholders through share repurchases and dividends during the third quarter and first nine months of 2014, respectively.

Highlights for each of our segments are as follows:

•
Products: Net sales were $921 million in the third quarter of 2014, a decrease of $77 million, or 8%, compared to net sales of $998 million during the third quarter of 2013. On a geographic basis, net sales declined in North America, Latin America, and Asia Pacific and Middle East ("APME") and increased in Europe and Africa ("EA"), compared to the year-ago quarter.

•
Services: Net sales were $515 million in the third quarter of 2014, a decrease of $4 million, or 1%, compared to net sales of $519 million in the third quarter of 2013. On a geographic basis, net sales declined in North America and increased in Latin America, EA, and APME, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 27, 2014	% of Sales**	September 28, 2013	% of Sales**	September 27, 2014	% of Sales**	September 28, 2013	% of Sales**
Net sales from products	$921		$998		$2,561		$2,897
Net sales from services	515		519		1,497		1,513
Net sales	1,436		1,517		4,058		4,410
Costs of product sales	414	45.0%	423	42.4%	1,165	45.5%	1,262	43.6%
Costs of services sales	337	65.4%	329	63.4%	974	65.1%	940	62.1%
Costs of sales	751		752		2,139		2,202
Gross margin	685	47.7%	765	50.4%	1,919	47.3%	2,208	50.1%
Selling, general and administrative expenses	287	20.0%	320	21.1%	902	22.2%	984	22.3%
Research and development expenditures	166	11.6%	183	12.1%	516	12.7%	565	12.8%
Other charges	25	1.7%	16	1.1%	49	1.2%	37	0.8%
Operating earnings	207	14.4%	246	16.2%	452	11.1%	622	14.1%
Other income (expense):
Interest expense, net	(31)	(2.2)%	(29)	(1.9)%	(85)	(2.1)%	(85)	(1.9)%
Gains on sales of investments and businesses, net	1	0.1%	26	1.7%	4	0.1%	34	0.8%
Other	(26)	(1.8)%	8	0.5%	(34)	(0.8)%	3	0.1%
Total other income (expense)	(56)	(3.9)%	5	0.3%	(115)	(2.8)%	(48)	(1.1)%
Earnings from continuing operations before income taxes	151	10.5%	251	16.5%	337	8.3%	574	13.0%
Income tax expense (benefit)	84	5.8%	(11)	(0.7)%	107	2.6%	(72)	(1.6)%
Earnings from continuing operations	67	4.7%	262	17.3%	230	5.7%	646	14.6%
Less: Earnings attributable to noncontrolling interests	1	0.1%	1	0.1%	1	—%	5	0.1%
Earnings from continuing operations*	66	4.6%	261	17.2%	229	5.6%	641	14.5%
Earnings from discontinued operations, net of tax	81	5.6%	46	3.0%	869	21.4%	116	2.6%
Net earnings*	$147	10.2%	$307	20.2%	$1,098	27.1%	$757	17.2%
Earnings per diluted common share*:
Continuing operations	$0.27		$0.98		$0.90		$2.34
Discontinued operations	0.32		0.18		3.42		0.43
Earnings per diluted common share*	$0.59		$1.16		$4.32		$2.77
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended September 27, 2014 compared to three months ended September 28, 2013
Net Sales
Net sales were $1.4 billion in the third quarter of 2014, down $81 million, or 5%, compared to net sales of $1.5 billion in the third quarter of 2013. The decrease in net sales reflects a $77 million, or 8%, decrease in net sales in the Products segment, driven by declines in: (i) APME, reflecting lower devices and systems sales, (ii) North America, as a result of lower devices sales, and (iii) Latin America, reflecting lower devices and systems sales, partially offset by double-digit growth in systems sales and single-digit growth in devices sales within EA. In addition, the decrease in net sales includes a $4 million, or 1%, decrease in net sales in the Services segment, driven by declines in North America as a result of iDEN services declines, partially offset by double-digit Services growth in EA in Integration and Managed services.
Gross Margin
Gross margin was $685 million, or 47.7% of net sales, in the third quarter of 2014, compared to $765 million, or 50.4% of net sales, in the third quarter of 2013. The decrease in gross margin percentage is attributable to sales declines, driven primarily by: (i) a decline in gross margin as a percentage of sales in North America, as a result of a product mix change within the Products segment among devices and a shift from devices to systems, which include more third party equipment, (ii) overall sales mix between the Products and Services segments, and (iii) lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 10% to $287 million, or 20.0% of net sales, in the third quarter of 2014, compared to $320 million, or 21.1% of net sales, in the third quarter of 2013. The decrease in SG&A expenditures is primarily due to: (i) the reduction of sales support costs by lowering our overall non-quota carrying employee base and (ii) reduced costs created by increasing the use of centralized services.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased 9% to $166 million, or 11.6% of net sales, in the third quarter of 2014, from $183 million, or 12.1% of net sales, in the third quarter of 2013. The decrease in R&D expenditures is primarily due to: (i) headcount reductions enacted during previous periods, (ii) the consolidation of testing processes and lab sites and (iii) the movement of employees to lower cost work sites.
Other Charges
We recorded net charges of $25 million in Other charges in the third quarter of 2014, compared to net charges of $16 million in the third quarter of 2013. The net charges in the third quarter of 2014 primarily included: (i) $13 million of net reorganization of business charges and (ii) $11 million for pension-related transaction fees. The net charges in the third quarter of 2013 of $16 million were all related to net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $31 million in the third quarter of 2014, compared to net interest expense of $29 million in the third quarter of 2013. Net interest expense in the third quarter of 2014 included interest expense of $38 million, partially offset by interest income of $7 million. Net interest expense in the third quarter of 2013 included interest expense of $33 million, partially offset by interest income of $4 million. The increase in net interest expense in the third quarter of 2014 is primarily attributable to higher debt levels, compared to the third quarter of 2013.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $1 million in the third quarter of 2014 and $26 million in the third quarter of 2013. The net gains in the third quarter of 2014 and 2013 consisted of gains on the sales of equity investments.
Other
Net Other expense was $26 million in the third quarter of 2014, compared to net Other income of $8 million in the third quarter of 2013. The net Other expense in the third quarter of 2014 was primarily comprised of a $37 million loss from the extinguishment of debt, partially offset by $11 million of gains on equity method investments. The net Other income in the third quarter of 2013 was primarily comprised of $8 million of gains on equity method investments.
Effective Tax Rate
We recorded $84 million of net tax expense in the third quarter of 2014, resulting in an effective tax rate of 56%, compared to $11 million of net tax benefit in the third quarter of 2013, resulting in a negative effective tax rate. Our effective tax rate in the third quarter of 2014 was unfavorably impacted by $55 million of tax expense related to the recording of a valuation allowance on certain foreign deferred tax assets.  Our effective tax rate in the third quarter of 2013 was favorably impacted by $96 million of net tax benefits associated with the recognition of excess foreign tax credits on undistributed foreign earnings.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $66 million, or $0.27 per diluted share, in the third quarter of 2014, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $261 million, or $0.98 per diluted share, in the third quarter of 2013.
The decrease in earnings from continuing operations in the third quarter of 2014, as compared to the third quarter of 2013, was primarily driven by: (i) a higher effective tax rate and (ii) an $80 million decrease in gross margin primarily due to sales declines and a change in sales mix, partially offset by a $33 million reduction in selling, general and administrative expenses. The decrease in earnings from continuing operations per diluted share was driven by lower earnings from continuing operations, partially offset by a reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
After taxes, we had earnings from discontinued operations of $81 million, or $0.32 per diluted share, in the third quarter of 2014, compared to earnings from discontinued operations of $46 million, or $0.18 per diluted share, in the third quarter of 2013. The increase in earnings from discontinued operations in the third quarter of 2014, as compared to the third quarter of 2013, was primarily driven by a lower effective tax rate.

Results of Operations—Nine months ended September 27, 2014 compared to nine months ended September 28, 2013
Net Sales
Net sales were $4.1 billion in the first nine months of 2014, down $352 million, or 8%, compared to net sales of $4.4 billion in the first nine months of 2013. The decrease in net sales reflects a $336 million, or 12%, decrease in net sales in the Products segment driven by declines in: (i) North America, as a result of lower devices and systems sales, (ii) APME, reflecting declines in devices and systems sales, and (iii) Latin America, as a result of lower devices sales, partially offset by double-digit growth in systems sales and single-digit growth in devices sales within EA. In addition, the decrease in sales includes a $16 million, or 1%, decrease in net sales in the Services segment driven by declines in: (i) North America, as a result of iDEN services declines, and (ii) APME, reflecting lower sales in Integration services sales, partially offset by an increase in: (i) EA, as a result of increased Integration and Managed services sales, and (ii) Latin America, reflecting an increase in Integration services sales and Managed services sales, partially offset by iDEN services declines.
Gross Margin
Gross margin was $1.9 billion, or 47.3% of net sales, in the first nine months of 2014, compared to $2.2 billion, or 50.1% of net sales, in the first nine months of 2013. The decrease in gross margin percentage is attributable to sales declines, driven primarily by: (i) a decline in gross margin as a percentage of sales in North America, as a result of a product mix within the Products segment between devices and systems, which include more third party equipment, (ii) overall sales mix between the Products and Services segments, and (iii) lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased 8% to $902 million, or 22.2% of net sales, in the first nine months of 2014, compared to $984 million, or 22.3% of net sales, in the first nine months of 2013. The decrease in SG&A expenditures is primarily due to: (i) the reduction of sales support costs by lowering our overall non-quota carrying employee base, (ii) reduced costs created by increasing the use of centralized services, and (iii) lower incentive compensation expenses.
R&D expenditures decreased $49 million to $516 million, or 12.7% of net sales, in the first nine months of 2014, compared to $565 million, or 12.8% of net sales, in the first nine months of 2013. The decrease in R&D expenditures is primarily due to: (i) headcount reductions enacted during previous periods, (ii) the consolidation of testing processes and lab sites, (iii) the movement of employees to lower cost work sites, and (iv) lower incentive compensation expenses.

Other Charges
We recorded net charges of $49 million in Other charges in the first nine months of 2014, compared to net charges of $37 million in the first nine months of 2013. The net charges in the first nine months of 2014 included: (i) $48 million of net reorganization of business charges, (ii) $11 million of pension-related transaction fees, (iii) $8 million of legal settlement charges, and (iv) $3 million of charges relating to the amortization of intangibles, partially offset by a $21 million gain on the sale of a building and land. The net charges in the first nine months of 2013 of $37 million were primarily comprised of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $85 million in the first nine months of 2014 and 2013. Net interest expense in the first nine months of 2014 includes interest expense of $102 million, partially offset by interest income of $17 million. Net interest expense in the first nine months of 2013 includes interest expense of $100 million, partially offset by interest income of $15 million.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $4 million in the first nine months of 2014 and $34 million in the first nine months of 2013. The net gains in the first nine months of 2014 consisted primarily of gains on the sales of equity investments. The net gains in the first nine months of 2013 consisted primarily of a gain on the sale of one specific equity investment along with other equity investment sales.
Other
Net Other expense was $34 million in the first nine months of 2014, compared to net Other income of $3 million in the first nine months of 2013. The net Other expense in the first nine months of 2014 was primarily comprised of a $37 million loss on the extinguishment of debt, a $6 million foreign currency loss, and $4 million of other non-operating losses, partially offset by $13 million of gains on equity method investments. The net Other income in the first nine months of 2013 was primarily comprised of $7 million of gains on equity method investments and $7 million of other non-operating gains, partially offset by an $8 million loss on foreign currency and $3 million of investment impairments.
Effective Tax Rate
We recorded $107 million of net tax expense in the first nine months of 2014, resulting in an effective tax rate of 32%, compared to $72 million of net tax benefit in the first nine months of 2013, resulting in a negative effective tax rate. Our effective tax rate in 2014 was lower than the U.S. statutory tax rate of 35% due to tax benefits associated with the net reduction in unrecognized tax benefits and revaluing of deferred tax assets for state effective rates. Our effective tax rate in the first nine months of 2013 was lower than the U.S. statutory tax rate of 35% due to: (i) $128 million of net tax benefits largely associated with excess foreign tax credits on undistributed foreign earnings, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to changes in permanent reinvestment assertions, and (iii) an $8 million tax benefit for R&D tax credits.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $229 million, or $0.90 per diluted share, in the first nine months of 2014, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $641 million, or $2.34 per diluted share, in the first nine months of 2013.
The decrease in earnings from continuing operations in the first nine months of 2014, as compared to the first nine months of 2013, was primarily driven by: (i) a $289 million decrease in gross margin primarily due to sales declines and a change in sales mix and (ii) a higher effective tax rate, partially offset by an $82 million decrease in SG&A and a $49 million decrease in R&D. The decrease in earnings from continuing operations per diluted share was driven by lower earnings from continuing operations, partially offset by a reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
After taxes, we had $869 million, or $3.42 per diluted share, earnings from discontinued operations in the first nine months of 2014, compared to earnings from discontinued operations of $116 million, or $0.43 per diluted share, in the first nine months of 2013.
The increase in earnings from discontinued operations in the first nine months of 2014, as compared to the first nine months of 2013, was primarily driven by a $748 million tax benefit associated with establishing a deferred tax asset for outside basis differences on the Enterprise business. Upon the closing of the sale of the Enterprise business in the fourth quarter of 2014, we will incur a tax expense which will substantially offset this $748 million tax benefit on a year-to-date basis.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended September 27, 2014 and September 28, 2013 as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the third quarter of 2014, the segment’s net sales represented 64% of our consolidated net sales, compared to 66% of our consolidated net sales for the third quarter of 2013. For the first nine months of 2014, the segment’s net sales represented 63% of our consolidated net sales, compared to 66% of our consolidated net sales for the first nine months of 2013.

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Segment net sales	$921	$998	(8)%	$2,561	$2,897	(12)%
Operating earnings	141	171	(18)%	276	402	(31)%
Three months ended September 27, 2014 compared to three months ended September 28, 2013
The segment’s net sales decreased $77 million, to $921 million in the third quarter of 2014, as compared to $998 million during the third quarter of 2013. The decrease in net sales in the Products segment reflects a decrease in sales of: (i) devices within North America, Latin America, and APME, offset by an increase in EA and (ii) systems within Latin America and APME, partially offset by an increase in system sales within North America and EA. On a geographic basis, net sales declined in North America, Latin America and APME, and increased in EA, compared to the third quarter of 2013. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in the third quarter of 2014 and 62% of the segment’s net sales in the third quarter of 2013.
The segment had operating earnings of $141 million in the third quarter of 2014, compared to $171 million in the third quarter of 2013. As a percentage of net sales in the third quarter of 2014 as compared to the third quarter of 2013, gross margin decreased, SG&A expenditures decreased, R&D expenditures decreased, and Other charges increased. The decrease in operating earnings was primarily driven by a decrease in net sales and change in product mix, resulting in lower gross margin, and an increase in Other charges as a result of increased reorganization of business charges.
Nine months ended September 27, 2014 compared to nine months ended September 28, 2013
The segment’s net sales decreased $336 million, to $2.6 billion in the first nine months of 2014, as compared to $2.9 billion in the first nine months of 2013. The decrease in net sales in the Products segment reflects a decrease in: (i) devices sales in North America, Latin America, and APME, offset by an increase in sales within EA and (ii) system sales in North America and APME, offset by an increase within Latin America and EA. On a geographic basis, net sales declined in North America, Latin America and APME, and increased in EA for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 61% of the segment’s net sales in the first nine months of 2014 and 64% of the segment’s net sales in the first nine months of 2013.
The segment had operating earnings of $276 million in the first nine months of 2014, compared to $402 million in the first nine months of 2013. As a percentage of net sales in the first nine months of 2014 compared to net sales in the first nine months of 2013, gross margin decreased, SG&A expenditures decreased, R&D expenditures decreased, and Other charges increased. The decrease in operating earnings was primarily driven by a decrease in net sales and change in product mix, resulting in lower gross margin, and an increase in Other charges as a result of increased reorganization of business charges.
Services Segment
For the third quarter of 2014, the segment’s net sales represented 36% of our consolidated net sales, compared to 34% of our consolidated net sales for the third quarter of 2013. For the first nine months of 2014, the segment’s net sales represented 37% of our consolidated net sales, compared to 34% of our consolidated net sales for the first nine months of 2013.

	Three Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Segment net sales	$515	$519	(1)%	$1,497	$1,513	(1)%
Operating earnings	66	75	(12)%	176	220	(20)%

Three months ended September 27, 2014 compared to three months ended September 28, 2013
The segment’s net sales decreased $4 million, or 1%, to $515 million in the third quarter of 2014, as compared to $519 million in the third quarter of 2013. The 1% decrease in net sales in the Services segment reflects a decrease in sales of iDEN and Lifecycle services, partially offset by an increase in Managed services. On a geographic basis, net sales for the third quarter of 2014 declined in North America, increased in EA, and remained relatively constant in Latin America and APME, compared to the third quarter of 2013. The decline in North America was driven by the decline in iDEN and Integration service sales, while the increase in EA was primarily driven by higher Integration service sales. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the third quarter of 2014 and 63% of the segment’s net sales in the third quarter of 2013.
The segment had operating earnings of $66 million in the third quarter of 2014, compared to $75 million in the third quarter of 2013 as a result of lower gross margins related to long-term project mix. As a percentage of net sales in the third quarter of 2014 as compared to the third quarter of 2013, gross margin and SG&A expenditures decreased, and R&D expenditures and Other charges increased. The decrease in operating earnings was primarily driven by lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio and an increase in Other charges as a result of increased reorganization of business charges.
Nine months ended September 27, 2014 compared to nine months ended September 28, 2013
The segment’s net sales decreased $16 million, or 1%, to $1.5 billion in the first nine months of 2014, as compared to net sales of $1.5 billion in the first nine months of 2013. The 1% decrease in net sales in the Services segment reflects a decrease in sales of: (i) iDEN services and (ii) Lifecycle Management and Support services, partially offset by an increase in sales of: (i) Integration services and (ii) Managed services. On a geographic basis, net sales in the first nine months of 2014 declined in North America and APME, increased in EA, and remained constant in Latin America, compared to the first nine months of 2013. The decline in North America was driven by lower sales in (i) iDEN services, (ii) Integration services, and (iii) Lifecycle Management and Support services. The decrease in APME was driven by lower Lifecycle Management and Support and Integration services, offset by an increase in Managed services. The increase in EA was primarily driven by higher Integration and Managed services, partially offset by lower sales of Lifecycle Management and Support services. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 60% of the segment’s net sales as of September 27, 2014 and 62% of the segment’s net sales during the first nine months of 2013.
The segment had operating earnings of $176 million in the first nine months of 2014, compared to operating earnings of $220 million in the first nine months of 2013. As a percentage of net sales in the first nine months of 2014 as compared to the first nine months of 2013, gross margin and SG&A expenditures decreased, and R&D expenditures and Other charges increased. The decrease in operating earnings was primarily driven by lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio and an increase in Other charges as a result of increased reorganization of business charges.

Reorganization of Businesses
During the first nine months of 2014, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the third quarter of 2014, we recorded net reorganization of business charges of $20 million including $13 million of charges recorded within Other charges and $7 million in Cost of sales in our condensed consolidated statements of operations. The $20 million of charges were all related to employee separation costs.
During the first nine months of 2014, we recorded net reorganization of business charges of $58 million including charges of $48 million recorded in Other charges and $10 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $54 million for employee separation costs and $4 million for exit costs.
During the third quarter of 2013, we recorded net reorganization of business charges of $21 million including charges of $16 million recorded in Other charges and $5 million in Cost of sales in our condensed consolidated statements of operations. The $21 million of charges was all related to employee separation costs.
During the first nine months of 2013, we recorded net reorganization of business charges of $46 million including charges of $36 million recorded in Other charges and $10 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $46 million are charges of $50 million for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $15 million during the remaining three months of 2014 from the plans that were initiated during the first nine months of 2014. Beyond 2014, we expect the reorganization plans initiated during the first nine months of 2014 to provide annualized cost savings of approximately $42 million, consisting of: (i) $37 million of savings in operating expenses and (ii) $5 million of savings in Cost of Sales.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Products	$13	$14	$38	$30
Services	7	7	20	16
	$20	$21	$58	$46
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $116 million in the first nine months of 2014 and $45 million in the first nine months of 2013. The cash payments related to discontinued operations included in these totals were $40 million in the first nine months of 2014 and $16 million in the first nine months of 2013. The reorganization of businesses accruals at September 27, 2014 were $64 million, including those related to discontinued operations which will be maintained by us after the sale of our Enterprise business. Of the $64 million of accruals, $62 million relate to employee separation costs that are expected to be paid within one year and $2 million of accruals are primarily related to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $380 million from $3.2 billion as of December 31, 2013 to $2.8 billion as of September 27, 2014. The decrease is primarily due to: (i) $1.4 billion of capital returned to shareholders through share repurchases and dividends paid and (ii) $461 million of repayments for long-term debt during the first nine months of 2014, partially offset by $1.4 billion of proceeds from the issuance of debt.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.8 billion at September 27, 2014 and $3.2 billion at December 31, 2013. At September 27, 2014, $1.7 billion of this amount was held in the U.S. and approximately $1.1 billion was held by the Company or its subsidiaries in other countries (including $428 million in the United Kingdom). At both September 27, 2014 and December 31, 2013, restricted cash was $63 million.
Repatriation of foreign funds continues to be important given our domestic cash needs. We continuously analyze and review various repatriation strategies to efficiently repatriate funds in the context of meeting our business needs in a tax efficient manner. During the first nine months of 2014, we repatriated $410 million in funds to the U.S. from international jurisdictions. We have approximately $700 million of foreign earnings that are not permanently reinvested and may be repatriated without an additional income tax charge given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits. Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
On October 27, 2014, we closed on the sale of our Enterprise business with Zebra Technologies Corporation for $3.45 billion in cash.
Operating Activities
Net cash provided by operating activities in the first nine months of 2014 was $15 million, as compared to $25 million of cash used for operating activities in the first nine months of 2013. Operating cash flows in the first nine months of 2014, as compared to the first nine months of 2013, were positively impacted by: (i) improved accounts receivable collections, including long-term contracts, (ii) lower incentive compensation, and (iii) lower net tax payments associated with repatriation activities, partially offset by an additional $344 million of global pension contributions.
We contributed $463 million to our U.S. pension plans during the first nine months of 2014, compared to $122 million contributed in the first nine months of 2013. We contributed $27 million to our non-U.S. pension plans during the first nine months of 2014, compared to $24 million contributed in the first nine months of 2013.

During the third quarter of 2014, we entered into a Definitive Purchase Agreement (the “Agreement”) by and among Motorola Solutions Inc., The Prudential Insurance Company of America (“PICA”), Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the U.S. noncontributory pension plan (the "Regular Pension Plan"), pursuant to which the Regular Pension Plan will purchase from PICA a group annuity contract that requires PICA to pay and administer certain future annuity payments to certain of our retirees. Upon issuance of the group annuity contract by PICA, PICA will irrevocably assume the obligation to make future annuity payments to approximately 30,000 retirees who have been receiving pension payments from the Regular Pension Plan. In connection with the proposed transaction, we have established a new pension plan with substantially the same terms as the Regular Pension Plan (the “New Plan,” together with the Regular Pension Plan, “the Plans”), and it is expected that the Regular Pension Plan will ultimately be terminated.  Assuming all of the closing conditions are satisfied, we expect the purchase of the group annuity contract, and a corresponding plan termination expense, to occur in the fourth quarter of 2014.
Also during the third quarter of 2014, we announced that the New Plan is offering lump-sum distributions to New Plan participants who have accrued a pension benefit, have left Motorola Solutions, Inc. prior to June 30, 2014, and have not yet started receiving pension benefit payments. The maximum dollar amount of all lump-sum distributions to be paid under the offer is $1.0 billion, and lump-sum payments will be made to those who accept the lump-sum offer starting with the smallest amount of lump sums first and continuing in ascending order until the $1.0 billion threshold is met.
In conjunction with the pension-related events announced during the third quarter of 2014, we now expect our contributions to our pension plans to total approximately $1.1 billion for fiscal year 2014.
Investing Activities
Net cash used for investing activities was $98 million in the first nine months of 2014, compared to net cash provided by investing activities of $899 million in the first nine months of 2013. This $997 million decline was primarily due to $966 million of proceeds from sales of Sigma Fund investments in the first nine months of 2013 with no comparable activity in the first nine months of 2014.
Acquisition and Investments: We used net cash for acquisitions and investments of $21 million during the first nine months of 2014 compared to $20 million in the first nine months of 2013. The cash used for investments in both periods relates to a number of equity investments.
Sales of Investments and Businesses: We had $23 million of proceeds related to the sales of investments and businesses in the first nine months of 2014 compared to $48 million in the first nine months of 2013. The proceeds in both periods were comprised of sales of certain equity investments.
Capital Expenditures: Capital expenditures increased in the first nine months of 2014 to $130 million, compared to $110 million in the first nine months of 2013. The increase in capital expenditures was primarily driven by increased revenue-generating network expenditures.
Sales of Property, Plant, and Equipment: We had $30 million of proceeds related to the sale of property, plant, and equipment in the first nine months of 2014 compared to $15 million in the first nine months of 2013. The proceeds in both periods were comprised of sales of buildings and land.
Financing Activities
Net cash used for financing activities was $274 million in the first nine months of 2014, compared to $612 million in the first nine months of 2013. Cash used for financing activities in the first nine months of 2014 was primarily comprised of: (i) $1.1 billion used for purchases of our common stock under our share repurchase program, (ii) $461 million of repayments for long-term debt, and (iii) $236 million of cash used for the payment of dividends, partially offset by: (i) $1.4 billion of proceeds from issuance of debt, (ii) $94 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, and (iii) $66 million of distributions from discontinued operations. Net cash used for financing activities in the first nine months of 2013 was primarily comprised of: (i) $1.3 billion used for purchases of our common stock under our share repurchase program and (ii) $212 million of cash used for the payment of dividends, partially offset by: (i) $593 million of net proceeds from the issuance of debt, (ii) $214 million of distributions from discontinued operations, and (iii) $108 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $3.4 billion at September 27, 2014 and $2.5 billion December 31, 2013, including the current portions of $4 million at both September 27, 2014 and December 31, 2013.

During the third quarter of 2014, we redeemed $400 million aggregate principal amount outstanding of our 6.000% Senior Notes due November 2017 for an aggregate purchase price of approximately $456 million. We issued an aggregate face principal amount of $1.4 billion including: (i) $600 million of 4.000% Senior notes due 2024, of which, after debt issuance costs and debt discounts, we recognized net proceeds of $583 million, (ii) $400 million of 3.500% Senior notes due 2021, of which, after debt issuance costs and debt discounts, we recognized net proceeds of $393 million, and (iii) $400 million of 5.500% Senior notes due 2044, of which, after debt issuance costs and debt discounts, we recognized net proceeds of $394 million.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. We believe that we will be able to maintain sufficient access to the capital markets. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.
Share Repurchase Program: We paid an aggregate of $650 million during the third quarter of 2014, including transaction costs, to repurchase 10.4 million shares at an average price of $62.63 per share. We paid an aggregate of $1.1 billion during the first nine months of 2014, including transaction costs, to repurchase approximately 17.4 million shares at an average price of $64.36 per share. All repurchased shares have been retired.
On November 3, 2014, the Board of Directors has authorized us to repurchase additional shares, bringing the aggregate amount under the program to $12.0 billion of outstanding shares of common stock. The share repurchase program does not have an expiration date. As of September 27, 2014, we have used approximately $6.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $5.6 billion of authority available for future repurchases.
Payment of Dividends: During the third quarter of 2014, we paid $78 million in cash dividends to holders of our common stock. During the first nine months of 2014, we paid $236 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid $82 million in cash dividends to holders of our common stock.
Credit Facilities
As of September 27, 2014, we had a $2.0 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. Effective May 29, 2014, this facility replaced the previous $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”) which was scheduled to mature on June 30, 2014. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We are no longer subject to a minimum interest coverage covenant under the new facility. We were in compliance with our financial covenants as of September 27, 2014. We did not borrow under the 2011 Motorola Solutions Credit Agreement or the 2014 Motorola Solutions Credit Agreement during the nine months ended September 27, 2014.
As of September 27, 2014, we had a letter of credit sub-limit of $450 million under the 2014 Motorola Solutions Credit Agreement. No letters of credit were issued under the revolving credit facility as of September 27, 2014.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $128 million at September 27, 2014, compared to $50 million at December 31, 2013.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $21 million at September 27, 2014, compared to $1 million at December 31, 2013. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 13%.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Proceeds received:
Accounts receivable sales proceeds	$6	$4	$39	$6
Long-term receivables sales proceeds	37	37	91	90
Total proceeds from sales of accounts receivable	$43	$41	$130	$96

At September 27, 2014, we had retained servicing obligations for $473 million of sold long-term receivables, compared to $434 million of sold long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Indemnification Provisions: We are a party to a variety of agreements pursuant to which we are obligated to indemnify the other party with respect to certain matters. In indemnification cases, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party's claims. In some instances, we may have recourse against third parties for certain payments made by us.
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representation and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at September 27, 2014.
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

Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05, “Service Concession Arrangements.” The ASU clarifies that an operating entity should not account for a services concession arrangement with a public-sector grantor as a lease if:  (i) the grantor controls or has the ability to modify or approve the services the operating entity must provide, to whom it must provide them, and at what price and (ii) the grantor controls any residual interest in the infrastructure at the end of the arrangement. In addition, the infrastructure used in a service concession arrangement would not be recognized as property, plant and equipment of the operating entity. The ASU is to be applied on a modified retrospective basis to service concession arrangements outstanding upon adoption and will be effective for us beginning January 1, 2015. We do not believe this ASU will have a material impact on our financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
At September 27, 2014, we had outstanding foreign exchange contracts with notional amounts totaling $931 million, compared to $837 million outstanding at December 31, 2013. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions, except for the ineffective portions of the instruments, which are charged to Other within Other income (expense) in our condensed consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 27, 2014 and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	September 27, 2014	December 31, 2013
British Pound	$331	$257
Chinese Renminbi	(203)	(181)
Euro	126	(132)
Norwegian Krone	(116)	(95)
Brazilian Real	(53)	(44)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) our business strategies and expected results, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (c) our ability and cost to repatriate funds, (d) our ability to purchase the group annuity contract and terminate the Regular Pension Plan, (e) our future contributions to our pension plans, (f) our ability and cost to access the capital markets at our current ratings, (g) our plans with respect to the level of outstanding debt, (h) the return of capital to shareholders through dividends and/or repurchasing shares, (i) the adequacy of our cash balances to meet current operating requirements, (j) potential contractual damages claims, and (k) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We previously were in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our businesses. With the sale of the Enterprise business, we will have transition service agreements which require us to operate in a shared information technology environment with Zebra Technologies. As of the end of the third quarter of 2014, all further implementation phases are on hold with the current system. We are currently in the planning phases of determining any further ERP needs, which may include the redesign of current processes and controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 27, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
6/28/14 to 7/25/14	2,607,702	$66.28	2,607,702	$6,110,124,830
7/26/14 to 8/23/14	3,156,133	$62.37	3,156,133	$5,913,284,062
8/24/14 to 9/27/14	4,607,516	$60.75	4,607,516	$5,633,396,236
Total	10,371,351	$62.63	10,371,351

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 27, 2014, the Company had used approximately $6.4 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1
Definitive Purchase Agreement by and among Motorola Solutions, Inc., The Prudential Insurance Company of America, Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Motorola Solutions Pension Plan, dated as of September 22, 2014.**

4.1
Indenture dated as of August 19, 2014 between Motorola Solutions, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Motorola Solutions Current Report on Form 8-K filed on August 19, 2014 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola, Inc. and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Motorola Solutions agrees to furnish a copy of any such instrument to the Commission upon request.

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
**	Confidential treatment has been requested for portions of this agreement
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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
November 4, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1
Definitive Purchase Agreement by and among Motorola Solutions, Inc., The Prudential Insurance Company of America, Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Motorola Solutions Pension Plan, dated as of September 22, 2014.**

4.1
Indenture dated as of August 19, 2014 between Motorola Solutions, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Motorola Solutions Current Report on Form 8-K filed on August 19, 2014 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola, Inc. and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K. Motorola Solutions agrees to furnish a copy of any such instrument to the Commission upon request.

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
**	Confidential treatment has been requested for portions of this agreement