Form 10-K
period 2014-12-31
Motorola Solutions, Inc.
filed 2015-02-13
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2014 (the last business day of the Registrant’s most recently completed second quarter) was approximately $14.8 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2015 was 216,679,202.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 18, 2015, are incorporated by reference into Part III.

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
During 2014, we reclassified the financial results of the Enterprise business to discontinued operations and completed the sale of certain assets and liabilities of the Enterprise business to Zebra Technologies Corporation ("Zebra"). The results from discontinued operations are discussed in further detail in the “Discontinued Operations” footnote in our financial statements included in Item 8.
Item 1: Business
General
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries based on our industry leading innovation and a deep portfolio of products and services.
We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.
Business Organization
We conduct our business globally and manage it through two segments: Products and Services.
Products Segment
The Products segment offers an extensive portfolio of infrastructure, devices, accessories, and software. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2014, the segment’s net sales were $3.8 billion, representing 65% of our consolidated net sales. The Products segment has the following two principal product lines:
Devices: Devices includes: (i) two-way portable radios and vehicle-mounted radios, (ii) accessories such as speaker microphones, batteries, earpieces, headsets, carry cases and cables, and (iii) software features and upgrades. Devices represented 72% of the net sales of the Products segment in 2014.
Systems: Systems includes: (i) the radio network core and central processing software, (ii) base stations, (iii) consoles, (iv) repeaters, and (v) software applications and features. Systems represented 28% of the net sales of the Products segment in 2014.
Our Devices and Systems are based on the following industry technology standards:

Industry standard definition	The Association of Public Safety Communications Officials Project 25 standard ("APCO-25")	The European Telecommunications Standards Institute (“ETSI”) Terrestrial Trunked Radio standard ("TETRA")	ETSI, Digital mobile radio ("DMR") and professional commercial radio ("PCR") standards
Industry standard name	APCO P25	TETRA	DMR
Motorola Solutions product name	ASTRO	Dimetra IP	MOTOTRBO (Digital) PCR (Analog)
Primary end users	Government, Public Safety	Government, Public Safety	Commercial
Primary geographic region of use	North America, Latin America, Asia, Middle East, Africa	Europe, Asia, Latin America, Middle East, Africa	All regions

Services Segment
The Services segment provides a full set of service offerings for government, public safety and commercial communication networks. In 2014, the segment’s net sales were $2.1 billion, representing 35% of our consolidated net sales. The Services segment has the following principal product lines:

Integration services
Integration services includes the implementation, optimization, and integration of systems, devices, software and applications. Integration services represented 45% of the net sales of the Services segment in 2014.

Lifecycle Support services
Lifecycle Support services includes software and hardware maintenance, security patches and upgrades, call center support, network monitoring and repair services. Lifecycle Support services represented 38% of the net sales of the Services segment in 2014.

Managed services
Managed services includes management and operation of our customers’ systems and/or devices on their behalf at defined service levels. Managed services includes the Company acting as either a hosted or mobile virtual network operator and the management of end-user customers on a Motorola Solutions owned system. Managed services represented 10% of the net sales of the Services segment in 2014.

Smart Public Safety Solutions
Smart Public Safety Solutions includes servicing our customers’ "Command & Control" centers with both software and hardware solutions. These solutions support video monitoring, data analytics, and content management with the objective of enabling smart policing. Smart Public Safety Solutions represented 3% of the net sales of the Services segment in 2014.

iDEN services
Integrated Digital Enhanced Network (“iDEN”) is a Motorola Solutions proprietary push-to-talk technology. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers and represented 4% of the net sales of the Services segment in 2014.

Strategy and Focus Areas
Our strategy is to partner with our customers to enable them to efficiently deliver reliable services through our innovative products and best-in-class services. We have a history of delivering these products and services by focusing on the following areas:

•	Building technology that is second nature to the mission-critical user;

•	Building technology that improves productivity and safety;

•	Driving innovation and thought leadership;

•	Ensuring security and resiliency;

•	Providing ongoing support for customer investments; and

•	Delivering complete solutions, comprised of infrastructure, devices, system software and applications, and services to solve complex communication needs.
This focus provides us with the leadership position we have in our core products. We define our core products as our standards-based voice and data communication devices and systems and the related Integration and Lifecycle Support services. We expect to demonstrate strong results from our core products and services through: (i) leading the ongoing global migration to digital products, (ii) managing the public/private convergence of 700MHz public safety systems in the U.S. and the digital dividend spectrum worldwide; (iii) continuing to innovate APCO P25, TETRA, and DMR standards-based voice and data communication devices and systems; (iv) innovating new products and technologies for the future; (v) enhancing and expanding our services offerings including Lifecycle Support and Integration services; and (vi) expanding our direct sales and channel partner programs both geographically and across new commercial verticals.
We believe we have the scale and global presence to continue to maintain a leadership position in our core products. We have over 12,000 systems deployed in over 180 countries around the world. These systems have a multi-year useful life to the customer. We believe many of our government and commercial customers have yet to replace aged analog communications networks with next-generation digital systems that enable enhanced features and more efficient use of spectrum, providing us opportunities to help customers migrate to these digital systems. In addition, we believe government and commercial customers are just beginning to experience the benefits of converged wireless communications and the efficiencies realized through a connected, mobile workforce which, we believe, will provide opportunities for the implementation of new public safety communications systems. We believe we are well-positioned to assist our customers in the deployment of new networks as additional public safety dedicated spectrum becomes available.
In addition, we continue to innovate around our existing core products and services by finding innovative ways to improve our products by adding features and functionality to improve the user experience. By partnering with customers and observing how our products are used, our goal is to enhance our customers’ experience through future product enhancements and upgrades.
In addition to focused research and development ("R&D") efforts on existing technologies, our strategy for long-term growth and the evolution of our business includes the development of: (i) next-generation public safety solutions' including public safety LTE systems and devices; (ii) Smart Public Safety Solutions including critical command center applications that incorporate voice, data and video, and (iii) new product introductions for expansion into core-adjacent markets and geographic regions.

We have been investing in next-generation public safety broadband networks based on the LTE standard since 2010, which reflects our belief that broadband is a foundational long-term trend for our government and public safety customers globally. We believe that the application of these new broadband technologies will also generate innovation and lead to new smart public safety technologies, products and services which will change how government and public safety organizations create, organize, and effectively manage vast amounts of data. These changes will also require a more comprehensive approach to the services required to assist our customers in managing an ever more complex world of real-time, interconnected technology and processes.
Our strategy includes leveraging our products and services for markets outside of the public safety and commercial markets we traditionally serve. A portion of our new product introductions in recent years include products which may also be used in the hospitality, mining, military, transportation, education and utility vertical markets ("verticals").
Geographical diversification is accelerated by our investments supporting: (i) different regional interfaces, (ii) multiple languages, (iii) tailored form factors, and (iv) unique feature sets.
In addition to organic development opportunities and growth, we continually evaluate opportunities for inorganic growth through acquisitions or targeted investments in innovative technology companies that align with our strategic initiatives.
Our Customers and Contracts
We address the communication needs of government agencies, state and local public safety and first-responder agencies, and commercial and industrial customers who utilize private communications networks and manage a mobile workforce. Our customer base is fragmented and widespread when considering the many levels of governmental and first-responder decision-makers that procure and use our products and services. Serving this global customer base spanning federal, state, county, province, territory, municipal, and departmental independent bodies, along with our commercial and industrial customers, requires a significant go-to-market investment.
Our sales model includes both direct sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our trained channel partners include independent dealers, distributors, and independent software vendors around the world. The dealers and distributors each have their own sales organizations that complement and extend the reach of our sales force. The independent software vendors offer customized applications that meet specific needs in the verticals we serve.
Our largest customer is the U.S. federal government (through multiple contracts with its various branches and agencies, including the armed services), representing approximately 8% of our consolidated net sales in 2014. The loss of this customer could have a material adverse effect on our revenue and earnings over several quarters, because some of our contracts with the U.S. federal government are long-term. All contracts with the U.S. federal government, and certain other government agencies, are subject to cancellation at the customer’s convenience. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Net sales in North America continued to comprise a significant portion of our business, accounting for 61%, 63% and 62% of our consolidated net sales in 2014, 2013, and 2012, respectively.
Payment terms with our customers vary worldwide. Generally, contractual payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days from the invoice date in regions outside of North America. A portion of our contracts include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestones. We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.
Generally, our contracts do not include a right of return, other than for standard warranty provisions. Due to customer purchasing patterns and the cyclical nature of the markets we serve, our sales tend to be somewhat higher in the fourth quarter.
Competition
The markets in which we operate are highly competitive. Key competitive factors include: performance, features, quality, availability, warranty, price, vendor financing, and availability of service, company reputation and financial strength, partner community, and relationships with customers. Our strong reputation with customers and partners, trusted brand, technology leadership, breadth of portfolio, product performance and specialized support services position us well for success.
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. Traditional Land Mobile Radio competitors include: Harris, Airbus, Kenwood, Hytera, and Sepura.
As demand for fully integrated voice, data, and broadband systems continue to grow, we may face additional competition from public telecommunications carriers and telecommunications equipment providers. As we continue to evolve our Integration services and Managed services strategy we may work with other companies on a consortium or joint venture basis as customer’s delivery needs become more complex to fulfill.
Several other competitive factors may have an impact on our future business including: evolving spectrum mandates by government regulators, evolving developments in the 700 MHz band in the U.S., increasing investment by broadband and IP solution providers, and new low-tier competitors.

Other Information
Backlog
Our backlog for the Products and Services segments includes all product and service orders that have been received and are believed to be firm. As of December 31, 2014 and December 31, 2013 our backlog was as follows:

	December 31
(In millions)	2014	2013
Products	$1,194	$1,141
Services	4,582	4,314
	$5,776	$5,455
Approximately 58% of the Products backlog and 26% of the Services segment backlog is expected to be recognized as revenue during 2015. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.
Research and Development
We continue to prioritize investments in R&D to expand and improve our portfolio of products through both new product introductions and continuous enhancements to our core products.  Our R&D programs are focused on the development of: (i) new public safety devices, infrastructure, and solutions, (ii) public safety broadband solutions based on the LTE technology, (iii) smart public safety applications that include voice, data, and video.
R&D expenditures were $681 million in 2014, $761 million in 2013, and $790 million in 2012. As of December 31, 2014, we had approximately 5,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
Intellectual Property Matters
Patent protection is important to our operations. We have a U.S. and international portfolio of patents relating to our products, systems and technologies, including research developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, and mission critical two-way radio communications. We have filed patent applications with the U.S. Patent and Trademark Office, as well as with foreign patent offices.
We license some of our patents to third-parties, but licensing revenue is not significant. We are also licensed to use certain patents owned by others. Royalty and licensing fees vary from year-to-year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. In addition, Motorola Solutions has a royalty free-license under all of the patents and patent applications assigned to Motorola Mobility at the time of the separation of the two businesses in 2011.
We actively participate in the development of standards for interoperable, mission-critical digital two-way radio systems. Our patents are used in standards in which our products and services are based. We offer licenses to those patents on fair, reasonable and non-discriminatory terms.
We believe that our patent portfolio will continue to provide us with a competitive advantage in our core product areas as well as provide leverage for the development of future technologies. Furthermore, we believe we are not dependent upon a single patent or a few patents. Our success depends more upon our extensive know-how, innovative culture, technical leadership and distribution channel. We do not rely primarily on patents or other intellectual property rights to protect or establish our market position; however, we will enforce our intellectual property rights in certain technologies when attempts to negotiate mutually agreeable licenses are not successful.
We seek to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2014, we owned approximately 4,300 patents in the U.S. and in foreign countries. As of December 31, 2014, we had approximately 1,200 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2014, we were granted approximately 450 patents in the U.S. and in foreign countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility, which is currently owned by Lenovo.
Inventory and Raw Materials
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
Availability of required materials and components is generally dependable; however, fluctuations in supply and market demand could cause selective shortages and affect our results of operations. We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact our financial results.
Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources is currently in adequate supply for our operations. The cost to operate our facilities and freight costs are dependent on world oil prices, although given current oil spot rates, we are not expecting material cost savings. Labor is generally available in reasonable proximity to our manufacturing facilities. Difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect our financial results.
Environmental Quality and Regulatory Matters
Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. During 2014, compliance with these U.S. federal, state and local, and international laws did not have a material effect on our capital expenditures, earnings or competitive position.
Radio spectrum is required to provide wireless voice, data and video communications service. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”). We manufacture and market products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable, or hand-held devices. Consequently, our results could be positively or negatively affected by the rules and regulations adopted from time to time by the FCC, NTIA, ITU or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.
As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., spectrum historically used for broadcast television, known as the 700MHz band, has been redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications.
In the U.S., thirty-four MHz of spectrum in the 700 MHz band is now allocated to support public safety narrowband and broadband communications systems. This includes 24 MHz of spectrum previously allocated by the FCC and an additional ten MHz of spectrum (the “D block”) allocated in February 2012 as part of the Middle Class Tax Relief and Job Creation Act of 2012 in response to public safety requests for additional broadband spectrum. The resulting law also identified up to $7 billion in funding for the nationwide public safety broadband network. The law further provides for the establishment of a centralized governance model through an independent authority within NTIA designated as the “First-Responder Network Authority” or “FirstNet” to manage deployment and operation of the network. Additional work, currently ongoing in FirstNet, is required to enable deployment of the nationwide public safety broadband network. During 2013, FirstNet released multiple Requests for Information seeking information concerning this initiative. FirstNet is expected to issue a network Request for Proposal in the second half of 2015.
The law allows for states to opt out of the plan to develop a nationwide public safety network and perform their own competitive procurements if certain criteria are met. States that opt out would still be eligible for funding and would also be allowed to generate revenue through leases to secondary users. FirstNet and the FCC have also enabled the early deployment of broadband systems in several areas so that field experience can be gained regarding the benefits of broadband communications for public safety operations. In September 2012, the State of Texas received a Special Temporary Authorization ("STA") for deployment of 14 broadband sites in the Harris County area around Houston. That authorization was extended through 2013 and they are currently in negotiations with FirstNet. The State of Texas and Harris County, with assistance from Motorola Solutions, have deployed broadband equipment and applications and successfully demonstrated the benefits such systems can bring to FirstNet and other officials. FirstNet also entered into a spectrum lease with the Los Angeles Regional Interoperable Communications System Authority ("LA-RICS") to allow for a radio system that will provide mission critical communications for the region’s more than 34,000 law enforcement, fire service and health service professionals and more than 80 public safety agencies. LA-RICS selected Motorola Solutions to develop this radio system.
Although the law has been enacted, the implementation of a nationwide public safety network under FirstNet has been slow to progress and could be reduced significantly. For a discussion of risks related to the implementation of a nationwide public safety network, please refer to "Item 1A, Risk Factors".
Internationally, the ITU World Radio Conference ("WRC") is held every three to four years to discuss and promote global agreement on the use and cooperation of spectrum usage. The next WRC will be held in November 2015. During this conference, leaders from United Nations member countries consider a number of initiatives, including whether to allocate additional spectrum for commercial broadband use as well as whether to allocate spectrum dedicated for public safety broadband. The WRC has agreed to consider spectrum for public safety broadband. Studies are underway to assess whether and how much spectrum is needed and to develop recommendations on where in the spectrum range the spectrum should be allocated (taking into account regional and global harmonization to the extent practicable). Motorola Solutions continues to work with its customers and governments around the world to advocate for future allocations of dedicated broadband spectrum for public safety which will provide new business opportunities for us in the future.
Several major markets including: Australia, Canada, the United States, Mexico and South Korea have already set aside broadband spectrum for use by public safety and the wider first-responder community. We believe this trend will continue over time and the planned implementation of nationwide broadband public safety networks provides new opportunities for our broadband portfolio and services growth strategy.
In addition, certain countries, in response to increasing security concerns, already have spectrum landscapes that permit country administrations to allocate public safety spectrum quickly without a protracted process or agreement.
Employees
At December 31, 2014, we had approximately 15,000 employees, compared to 21,000 employees at December 31, 2013.
Material Dispositions

•
On October 27, 2014, we completed the sale of certain assets and liabilities of the Enterprise business to Zebra. The financial results of the disposed business have been reclassified to discontinued operations for all periods presented. The results of discontinued operations are discussed in further detail in the “Discontinued Operations” footnote included in Item 8.

•	On January 1, 2012, we completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.

•	On October 28, 2011, we completed the sale of our wireless broadband businesses.

•	On April 29, 2011, we completed the sale of certain assets and liabilities of our Networks business to Nokia Siemens Networks ("NSN").

•
On January 4, 2011, the distribution of Motorola Mobility was completed. The stockholders of record as of the close of business on December 21, 2010 received one (1) share of Motorola Mobility common stock for each eight (8) shares of our common stock held.

Financial Information About Geographic Areas
The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2014 Compared to 2013” and “Results of Operations—2013 Compared to 2012” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.
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
All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola Solutions, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorolasolutions.com. This annual report on Form 10-K and Definitive Proxy Statement are available on the Internet at www.motorolasolutions.com/investors and may also be requested in hardcopy by completing the on-line request form available on our website at www.motorolasolutions.com/investors. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1A: Risk Factors
We face a number of risks related to current global economic and political conditions, including low economic growth rates in certain markets, the impact of currency fluctuations, falling oil prices, and unstable political conditions that have and could continue to unfavorably impact our business.
Global economic and political conditions continue to be challenging for many of our government and commercial markets, as economic growth in many countries, particularly in Europe and in emerging markets, has remained low, currency fluctuations have impacted profitability, credit markets have remained tight for certain of our counterparties and many of our customers remain dependent on government grants to fund purchases of our products and services. Falling global oil prices are also impacting government customers in oil-dependent economies, particularly in the Middle East, South America and Russia. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that continue to impact worldwide markets. The length of time these adverse economic and political conditions may persist is unknown. These global economic and political conditions have impacted and could continue to impact our business in a number of ways, including:
•Requests by Customers for Vendor Financing by Motorola Solutions: Certain of our customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases and/or the provision of solutions and services, particularly as the size and length of these types of contracts increases and as we increase our business in developing countries. Requests for vendor financing continue to increase in volume and scope, including in response to reduced tax revenue at the state and local government level and ongoing tightening of credit for certain commercial customers. Motorola Solutions has continued to provide vendor financing to both our government and commercial customers. We have been faced with and expect to continue to be faced with choosing between further increasing our level of vendor financing or potentially losing sales, as some of our competitors, particularly those in Asia, have been more willing to provide vendor financing to customers around the world, particularly customers in Africa and Latin America. To the extent we are unable to sell these receivables on terms acceptable to us we may retain exposure to the credit quality of our customers who we finance.
•Customers' Inability to Obtain Financing to Make Purchases from Motorola Solutions and/or Maintain Their Business: Some of our customers require substantial financing, including public financing or government grants, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds, including as a result of lower tax revenues, falling oil prices, currency fluctuations or unavailability of government grants, to finance purchases of our products and services and/or to meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. This risk increases as the size and length of our contracts increase. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.
•Challenges in Budgeting and Forecasting: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products and estimates of foreign exchange rates. The prevailing economic uncertainties render estimates of future income and expenditures challenging.
•Potential Deferment or Cancellation of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused, businesses and governments to defer or cancel purchases in response to tighter credit, decreased cash availability and de-prioritization of communications equipment within the budgeting process. If future demand for our products declines due to economic conditions, it will negatively impact our financial results.
•Inability to operate and grow in certain markets: We operate in a number of markets with a risk of intensifying political instability, including Russia, the Middle East and Africa. If political instability continues in these markets and in other parts of the world in which we operate it could have a significant impact on our ability to grow and operate in those locations, which will negatively impact our financial results.

A significant amount of our international business is transacted in local currency and a significant percentage of our cash and cash equivalents are held outside of the United States, which exposes us to risk relating to currency fluctuations, changes in foreign exchange regulations and repatriation delays and costs, which could negatively impact our sales, profitability and financial flexibility.
We have sizable sales and operations in Canada and our Europe and Africa, Asia and Middle East, and Latin America regions. A significant amount of this business is transacted in local currency. As a result, our financial performance is impacted by currency fluctuations. We are also experiencing increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations.
A significant percentage of our cash and cash equivalents is currently held outside the U.S. and we continue to generate profits outside of the U.S., while many of our liabilities, such as our public debt, the majority of our pension liabilities and certain other cash payments, such as dividends and share repurchases, are payable in the U.S. While we have regularly repatriated funds with minimal adverse financial impact, repatriation of some of the funds has been and could continue to be subject to delay for local country approvals and could have potential adverse tax consequences. In addition, foreign exchange regulations may limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the U.S., our financial flexibility may be reduced.
A portion of our business is dependent upon U.S. government contracts and grants, which are highly regulated and subject to oversight audits by U.S. government representatives and subject to cancellations. Such audits could result in adverse findings and negatively impact our business.
Our U.S. government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in U.S. government contracting, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time, and the inability to receive future grants. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption and the False Claims Act.
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
In addition, contacts with government officials and participation in political activities are areas that are tightly controlled by federal, state, local and international laws. Failure to comply with these laws could cost us opportunities to seek certain government sales opportunities or even result in fines, prosecution, or debarment.
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
The U.S. leads the world in allocating spectrum to enable wireless communications including LTE. Other countries have also allocated spectrum to allow deployment of these and other technologies. This changing landscape may introduce new competition and new opportunities for us.
The Middle Class Tax Relief and Job Creation Act of 2012 (the “Legislation”) authorized an additional ten MHz of broadband spectrum for public safety use for a total of 20 MHz of broadband spectrum for public safety. In addition, public safety retained 14 MHz of the 700 MHz narrowband spectrum, subject to the FCC's authority to determine whether such spectrum should be authorized for future broadband use. The Legislation further provides for the establishment of a centralized governance model through an independent authority within NTIA designated as the “First-Responder Network Authority” or “FirstNet” but allows for states to opt out of the plan to develop a nationwide public safety network and perform their own competitive procurements if certain criteria are met. States that opt out would still be eligible for funding and would also be allowed to generate revenue through leases to secondary users.
Although the Legislation has been enacted, the implementation of a nationwide public safety network under FirstNet has been slow to progress and could be reduced significantly in scope due to: (i) complexities in the acquisition of a nationwide network, which involves regulatory requirements, (ii) writing of the specifications and statement of work, (iii) decision making on the system architecture or (iv) potential political opposition from certain states. Any such delays or changes in scope of the FirstNet initiative could negatively impact our ability to further develop and expand our public safety LTE business in the U.S. For example, FirstNet may define specifications for the nationwide network which make it impossible or impractical for commercial LTE infrastructure and equipment vendors to compete for contracts to build out the network. Furthermore, states may seek alternative means to deploy public safety LTE networks if a centralized architecture inhibits states' ability to operationally control its first-responder agencies.
We derive a portion of our revenue from government customers who award business through competitive bidding which can involve significant upfront costs and risks. This effort may not result in awards of business or we may fail to accurately estimate the costs to fulfill contracts awarded to us, which could have adverse consequences on our future profitability.
Many government customers, including most U.S. government customers, award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The competitive bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, or to resolve problems with our subcontractors or suppliers, which could negatively impact the profitability of any contract award to us. In addition, following the award of a contract, we have experienced and may continue to experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.
We enter into fixed-price contracts that could subject us to losses in the event we fail to properly estimate our costs or hedge our risks associated with currency fluctuations.
We enter into a number of firm fixed-price contracts. If our initial cost estimates are incorrect, we can lose money on these contracts. Because certain of these contracts involve new technologies and applications, require us to engage subcontractors and/or can last multiple years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our subcontractors or suppliers and other cost overruns, can result in the contract pricing becoming less favorable or even unprofitable to us and have an adverse impact on our financial results. In addition, a significant increase in inflation rates or currency fluctuations could have an adverse impact on the profitability of longer-term contracts.
We no longer own a number of our enterprise legacy information systems, including components of our Enterprise Resource Planning (ERP) system. We are planning to implement a new ERP system and we rely on complex and in some cases aging information technology systems and networks to operate our business. Any system or network disruption could have a negative impact on our operations, sales and operating results.
We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced. In connection with the sale of our Enterprise business to Zebra Technologies Corporation (“Zebra”), we transferred ownership of a number of our enterprise legacy information systems including components of our Enterprise Resource Planning (ERP) system to Zebra. We are currently in a transition services agreement to co-use these systems with Zebra until 2017 which limits our ability to make changes to these systems. We are planning to implement a new ERP system to replace pieces of the systems now owned by Zebra. If this implementation is delayed or introduces defective, or improperly installed or implemented computer code, it may result in a business disruption.
We also currently rely on a number of older legacy information systems that are harder to maintain and when we begin to implement our new ERP system we will have fewer resources to maintain these older legacy systems. A system failure could negatively impact our operations and financial results.
In addition, as we have outsourced more of our business operations we have increased our dependence on the IT systems of our outsourced business partners which are not under our direct management or control. Any disruption to either those outsourced systems or the communication links between Motorola Solutions and the outsourced supplier, may negatively impact our ability to manufacture, distribute, or repair products. We may incur additional costs to remedy the damages caused by these disruptions.

A security breach or other significant disruption of our IT systems, those of our outsource partners, suppliers or those we manufacture, install, and in some cases operate and maintain for our customers, caused by cyber attack or other means, could have a negative impact on our operations, sales, and operating results.
All information technology systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyber attack, cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war, and telecommunication failures. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain of our customers, we face additional risk as a target of sophisticated attacks aimed at compromising both our Company’s and our customers’ sensitive information and intellectual property, through means referred to as advanced persistent threats. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. While we employ a number of countermeasures and security controls, including training and audits and utilization of commercial information security threat sharing networks to protect against such attacks, we have experienced a gradual and steady increase in the sophistication of these threats, most noticeably through well-crafted social engineering and phishing attempts. We cannot guarantee that all threat attempts will be successfully thwarted even with these countermeasures. Further, we are dependent, in certain instances, upon our outsourced business partners, suppliers, and customers to adequately protect our IT systems and those IT systems that we manage for our customers. In addition, some of our customers are exploring broadband solutions that use public carrier networks on which our solutions would operate. We do not have direct oversight or influence over how public carrier networks manage the security, quality, or resiliency of their networks, and because they are an attractive high value target due to their role in critical infrastructure, they expose customers’ to an elevated risk over our private networks.
Our Company outsources certain business operations, including, but not limited to IT, HR information systems, manufacturing, repair, distribution and engineering services. These arrangements are governed by various contracts and agreements which reference and mandate Company and international standards of information protection, as appropriate. In addition, we maintain certain networked equipment at customer locations and are reliant on those customers to protect and maintain that equipment. The “attack surface” for us to protect against our adversaries is thus often extended to these partners and customers, as well as our suppliers, and we may be dependent upon their cyber security capabilities as well as their willingness to exchange threat and response information with us.
A cyber attack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in the unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. In addition, there has been a sharp increase in laws in Europe, the U.S. and elsewhere, imposing requirements for the handling of personal data, including data of employees, consumers and business contacts. There is a risk that our Company, directly or as the result of some third-party service provider we use, could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, retention or disposal of such personal data, and therefore subject us to fines or other sanctions. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of our customers and any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations.
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies, including for some of our critical components, are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products or services increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies, including as a result of having to move to an alternative source, that could have a negative impact on our business as a result of increased cost or delay in or inability to deliver our products. This risk may increase as a result of consolidation of certain of our suppliers. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. In addition, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
We have seen and expect to continue to see increases in the price of certain supplies as we no longer qualify for certain volume discounts given our significant decrease in direct material spend over the last several years as a result of our spin-offs and divestitures. We have also experienced less support and focus from our suppliers as our spend has diminished, making it more difficult for us to resolve gaps in supply due to unforeseen changes in forecast and demand. In addition, our current contractual arrangements with certain suppliers may be cancelled or not extended by such suppliers and, therefore, not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

Our sales within a quarter are not linear, with a substantial percentage of products shipping in the final month of the quarter. This lack of linearity creates inefficiencies in our business performance and any interruption during this final month could have a substantial impact on our quarterly financial results.
On average, a substantial percentage of our quarterly sales ship in the final month of a quarter. Any interruption in our ability to ship products during this final month, such as unavailability of critical components, disruption to our manufacturing capabilities or disruptions in our distribution channel, will have a disproportionately large impact on our quarterly financial results, as we may be unable to recover in time to ship the products and recognize revenue in that quarter.
In addition, this lack of linearity results in inefficiencies in our financial performance, as we must invest in capacity and resources to support this business model, meaning we have underutilized operations during the first two months of the quarter. We also must maintain additional component inventory and engage in pre-builds of finished goods to mitigate the impact of this lack of linearity and meet potential last month demand. This could result in our carrying excess inventory, which is costly and may result in increased inventory obsolesce over time.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives and formatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Trademark Holdings, LLC (“MTH”), which is currently owned by Motorola Mobility, a subsidiary of Lenovo. Our joint use of the Motorola Marks could result in product and market confusion and negatively impact our ability to expand our business under the Motorola brand. In addition, if we do not comply with the terms of the license agreement we could lose our rights to the Motorola Marks. Because of the change of control of Motorola Mobility, which is now owned by Lenovo, we may find that an incompatible third-party owns the Motorola Marks.
We have a worldwide, perpetual and royalty-free license from MTH to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our current products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. There are risks associated with both Motorola Mobility and the Company using the Motorola Marks and with this loss of ownership. As both Motorola Mobility and the Company will be using the Motorola Marks, confusion could arise in the market, including customer confusion regarding the products offered by and the actions of the two companies. Motorola Mobility was acquired by Lenovo in 2014, which resulted in Lenovo having effective control over the Motorola Marks. This risk could increase as both Motorola Mobility's and our products continue to converge. This risk could increase under Lenovo's control if they expand their use of the Motorola Marks. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility, which is now controlled by Lenovo. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than the Motorola brand. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility's and our products continue to converge and if our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition. Furthermore, MTH has the right to license the brand to third-parties and either Motorola Mobility or licensed third-parties may use the brand in ways that make the brand less attractive for customers of Motorola Solutions, creating increased risk that Motorola Solutions may need to develop an alternate or additional brand. In 2013 Motorola Mobility modified certain Motorola Marks used by the Company. Motorola Mobility may require the Company to adopt the use of the modified Motorola Marks, which would result in the Company incurring the costs of rebranding.
In addition, neither Motorola Mobility nor Lenovo are prohibited from selling the Motorola Marks. In the event of a liquidation of Motorola Mobility or the then owner of the Motorola Marks, it is possible that a bankruptcy court would permit the Motorola Marks to be assigned to a third-party. While our right to use the Motorola Marks under our license should continue in our specified field of use in such situations, it is possible that we could be party to a license arrangement with a third-party whose interests are incompatible with ours, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks. In addition, there is a risk that, in the event of a bankruptcy of Motorola Mobility or the then owner of the Motorola Marks, Motorola Mobility, the then owner or its bankruptcy trustee may attempt to reject the license, or a bankruptcy court may refuse to uphold the license or certain of its terms. Such a loss could negatively affect our business, results of operations and financial condition.
We transferred a significant portfolio of intellectual property rights, including patents, to Motorola Mobility and Zebra and we are unable to leverage these intellectual property rights as we did prior to the distribution of Motorola Mobility or the sale of our Enterprise business.
We contributed approximately 17,200 granted patents and approximately 8,000 pending patent applications worldwide to Motorola Mobility in connection with the distribution. We also transferred approximately 2,700 granted patents and approximately 800 pending patent applications to Zebra in connection with the sale of the Enterprise business. Although we have a perpetual, royalty-free license to these patents and other intellectual property rights, we no longer own them. As a result we are unable to leverage these intellectual property rights for purposes of generating licensing revenue or entering into favorable licensing arrangements with third-parties. As a result we may incur increased license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results.

Over the last several years we have outsourced portions of certain business operations like IT, HR information systems, manufacturing, repair, distribution and engineering services and expect to outsource additional business operations which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners.
As we outsource more of our business operations we are not able to directly control these activities. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of quality, performance, service, cost reductions or other metrics. Failure to meet key performance indicators may result in our being in default with our customers. In addition, we may rely on our outsource partners to secure materials from our suppliers with whom our outsource partners may not have existing relationships and we may be required to continue to manage these relationships even after we outsource certain business operations.
As we outsource business operations we become dependent on the IT systems of our outsource partners, including to transmit demand and purchase orders to suppliers, which can result in a delay in order placement. In addition, in an effort to reduce costs and limit their liabilities our outsource partners may not have robust systems or make commitments in as timely a manner as we require.
In some cases the actions of our outsource partners may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced we may be contractually prohibited from or may not practically be able to bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our financial results.
We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform in a timely and compliant manner could negatively impact our performance obligations as the prime contractor.
We engage subcontractors, including third-party integrators on many of our contracts and as we expand our solutions and services business our use of subcontractors has and will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software from a number of smaller companies. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or its subcontractors and the functionality, warranty and indemnities of products, software and services supplied by our subcontractor. We are not always successful in passing down customer requirements to our subcontractors, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues and could harm our business, financial condition and results of operations.
Failure of our suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices and adhere to our Supplier Code of Conduct or our Human Rights Policy could negatively impact our business.
It is our policy to require our suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, brokers, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Most of our products that are manufactured by us outside the U.S. are manufactured in Malaysia. If manufacturing in our facility in Malaysia is disrupted, our overall capacity would be significantly reduced and sales or profitability could be negatively impacted.
Our customers and suppliers are located throughout the world. In 2014, approximately 39 percent of our revenue was generated outside the U.S. In addition, we have a number of research and development, administrative and sales facilities outside the U.S. and more than 50% of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and most of our products are manufactured outside the U.S., both internally and by third-parties.
Because we have sizable sales and operations, including outsourcing and procurement arrangements, outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact sales or profitability, including but not limited to: (i) currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards, consumer and intellectual property and consumer protection, (iv) longer payment cycles, (v) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations, (vi) changes in foreign exchange regulations, (vii) challenges in collecting accounts receivable, (viii) cultural and language differences, (ix) employment regulations and local labor conditions, (x) privacy and data protections regulations and restrictions, (xi) difficulties protecting intellectual property in foreign countries, (xii) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts and terrorism, (xiii) natural disasters, (xiv) public health issues or outbreaks, (xv) changes in laws or regulations that negatively impact benefits being received by us or that require costly modifications in products sold or operations performed in such countries, and (xvi) litigation in foreign court systems and foreign administrative proceedings.
We have a number of employees in, and sell our products and services throughout, the Middle East and our operations, as well as demand for our products and services, could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts, hostility against U.S.-based multinational companies and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.
We also are subject to risks that our operations could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Bribery Act, or other similar anti-corruption laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-corruption policies and procedures may be violated by TPSRs or other third-parties that help sell our products or provide other solutions and services, because such representatives or agents are not our employees it is more difficult to oversee their conduct.
Many of our components and some of our products, including software, are developed and/or manufactured by third-parties and in some cases designed by third-parties and if such third-parties lack sufficient quality control, change the design of components or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.
We rely on third-parties to develop and/or manufacture many of our components and some of our finished products, and to design certain components and finished products, as well as provide us with software necessary for the operation of those products and we may increase our reliance such third-parties in the future. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack sufficient quality control and fail to deliver quality components, products, services or software on time and at reasonable prices or deliver products, services or software that do not meet regulatory or industry standards or requirements, (iii) if there are significant changes in the financial or business condition of such third-parties, or (iv) if we have difficulties transitioning operations to such third-parties.
Because of the long life-cycle of many of our products, we need access to limited quantities of components for manufacturing and repair and suppliers have been and may continue to be unwilling to manufacture such components or may only do so at high prices. Certain key component suppliers are reducing the expected lifetime of key components, in particular semiconductor and electrical components, on some of our products which could result in the need for more frequent product redesigns and increased engineering costs on some products or costly last time buys, which may negatively impact our financial performance. In addition, we may be unable to meet our repair obligations to our customers.
We are exposed to risks under large, multi-year system and solutions and services contracts that may negatively impact our business.
We enter into large, multi-year system and solutions and services contracts with large municipal, state, nation-wide government and commercial customers. In some cases we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. This exposes us to risks, including among others: (i) the technological risks, especially when the contracts involve new technology, (ii) risk of defaults by third-parties on whom we are relying for products or service as part of our offering or who are the prime contractors, (iii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts, the impact of currency fluctuations, inflation, and the related impact on operating results, (iv) cyber security risk, especially in managed services contracts with public safety and commercial customers that process data, and (v) political risk, especially related to the contracts with government customers. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancelable on short notice with limited penalties. Recovery of front loaded capital expenditures in long-term managed services contracts is dependent on the continued viability of such customers. The termination of funding for a government program or insolvency of commercial customer could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.

The expansion of our solutions and services business creates new competitors and new and increased areas of risk that we have not been exposed to in the past and that we may not be able to properly assess or mitigate.
We plan to continue to expand our solutions and services business by offering additional and expanded managed services for existing and new types of customers, such as designing, building, operating, managing and in some cases owning a public-safety system or other commercial system. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multi-year projects. In some cases we must compete with a company in some business areas and cooperate with the same company in other business areas. From time to time such projects may require that we form a joint venture with or engage in joint development with our partners. Risks associated with expanding our managed services offerings include:
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
•We may face increasing competition from traditional system integrators and the defense industry as solutions and services contracts become larger and more complicated.
•Expansion will bring us into contact with new regulatory requirements and restrictions, such as data residency or data localization obligations, with which we will have to comply and may increase the costs of doing business, reduce margins and delay or limit the range of new solutions and services which we will be able to offer.
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
The markets for certain of our products are characterized by changing technologies and evolving industry standards. In some cases it is unclear what specific technology will be adopted in the market or what delivery model will prevail, including whether public safety LTE will be delivered via private networks, public carriers or some combination thereof. In addition, new technologies such as voice over LTE or push-to-talk clients over LTE could reduce sales of our traditional products. The shift to smart public safety and the prevalence of data in our customer’s use cases results in our competing in a more fragmented marketplace. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from non-traditional suppliers, including public carriers, telecom equipment providers, consumer device manufacturers and software companies. New products are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in certain cases or as we increase our reliance on third-party content and technology. Our success depends, in substantial part, on the timely and successful introduction of new products, upgrades and enhancements of current products to comply with emerging industry standards, laws and regulations, such as China's proprietary technology, PDT, and to address competing technological and product developments carried out by our competitors. Developing new technologies to compete in a specific market may not be financially viable, resulting in our inability to compete in that market. The R&D of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
Our results are subject to risks related to our significant investment in developing and introducing new products. These risks include among others: (i) difficulties and delays in the development, production, testing and marketing of products, particularly when such activities are done through third-parties, (ii) customer acceptance of products, (iii) the development of, approval of, and compliance with industry standards and regulatory requirements, (iv) the significant amount of resources we must devote to the development of new technologies, and (v) the ability to differentiate our products and compete with other companies in the same markets.
If the quality of our products does not meet our customers' expectations or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers, particularly in light of the mission-critical nature of our communications products. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: (i) delays in the recognition of revenue, loss of revenue or future orders, (ii) customer-imposed penalties on us for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our goodwill and brand name reputation.

In some cases, if the quality issue affects the product's performance, safety or regulatory compliance, then such a “defective” product may need to be “stop-shipped” or recalled. Depending on the nature of the quality issue and the number of products in the field, it could cause us to incur substantial recall or corrective field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls and field actions involving regulatory non-compliance could also result in fines and additional costs. Recalls and field actions could result in third-party litigation by persons or companies alleging harm or economic damage as a result or the use of the products.
We have completed a number of large divestitures over the last several years and have ongoing potential liabilities and obligations associated with those transactions and the businesses we divested. In addition, these divestitures have resulted in less diversity of our business and our customer base, which could negatively impact our financial results in the event of a downturn in our mission-critical communications business.
Over the last several years we have spun-off or sold a number of large businesses, including Motorola Mobility, our Networks business and our Enterprise business. In connection with our divestitures we typically remain liable for certain pre-closing liabilities associated with the divested business, such as pension liabilities, taxes, employment, environmental liabilities and litigation. In the case of the sale of our Enterprise business we agreed to a multi-year non-compete which may limit our ability to develop and sell products for our commercial customers. In addition, although we often assign contracts associated with the divested business to a buyer in a divestiture, often that assignment will be subject to the consent of the contractual counterparty, which may not be obtained or may be conditioned, resulting in the company remaining liable under the contract. In connection with our divestitures we make representations and warranties and agree to covenants relating to the business divested. We remain liable for a period of time for breaches of representations, warranties and covenants and we also indemnify buyers in the event of such breaches and for other specific risks. Even though we establish reserves for any expected ongoing liability associated with divested businesses, those reserves may not be sufficient if unexpected liabilities arise and this could negatively impact our financial condition and future results of operations.
Because we are now singularly focused on mission-critical communications for public safety and commercial customers we have less diversity in our business and our customer base. A downturn in this business could have a greater negative impact on our financial results than when we were a more diversified communications provider.
We expect to continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, particularly in light of the fact that certain of our enterprise legacy information systems including components of our ERP system are owned by Zebra and we are unable to make significant changes to these systems until completion of our new ERP implementation, (ii) risks associated with integrating financial reporting and internal control systems, particularly in light of the ERP system changes, (iii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (iv) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (v) the potential loss of key employees of the acquired businesses, (vi) the risk of diverting the attention of senior management from our operations, (vii) the risks of entering new markets in which we have limited experience, (viii) difficulties in integrating information technology systems and other business processes to accommodate the acquired businesses and (ix) future impairments of goodwill of an acquired business. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
Certain acquisition candidates in the industries in which we participate may carry higher relative valuations (based on revenues, earnings, cash flow, or other relevant multiples) than we do. This is particularly evident in software and certain services businesses. Acquiring a business that has a higher relative valuation than Motorola Solutions may be dilutive to our earnings. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings.
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
The performance of our CEO, senior management and other key employees is critical to our success. If we are unable to retain talented, highly qualified senior management and other key employees or attract them when needed, it could negatively impact us. We rely on the experience of our senior management, most of who have been with the Company for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, the Company could be negatively impacted.
It may be difficult for us to recruit and retain the types of engineers and other highly-skilled employees that are necessary to remain competitive and layoffs of such skilled employees as a result of divestitures, restructuring activities or cost reductions may benefit our competitors.
Competition for key technical personnel in high-technology industries is intense. As we expand our solutions and services business we have an even greater demand for technical personnel in areas like software development than we have historically had and competition for such resources is greater. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel. In addition, as we have divested businesses and restructured our operations we have, in some cases, had to layoff engineers and other highly skilled employees. If these employees were to go to work for our competitors it could have a negative impact on our business.
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
We are rated investment grade by all three national rating agencies. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, an increase in the interest rate payable by us under our revolving credit facility could result. In addition, a downgrade in our credit ratings could limit our ability to: (i) access the capital markets or bank credit markets, (ii) provide performance bonds, bid bonds, standby letters of credit and surety bonds, (iii) hedge foreign exchange risk, (iv) fund our foreign affiliates, and (v) sell receivables. A downgrade in our credit rating could also result in less favorable trade terms with suppliers. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds and other credit related products. In addition, we may avoid taking actions that would otherwise benefit us or our stockholders, such as engaging in certain acquisitions or engaging in stock repurchases, that would negatively impact our credit rating.
Returns on pension and retirement plan assets and interest rate changes could affect our earnings and cash flow in future periods.
Although we engaged in pension de-risking activities in 2014, we continue to have large underfunded pension obligations, in part resulting from the fact that we retained almost all of the U.S. pension liabilities and a major portion of our non-U.S. pension liabilities following our divestitures, including the distribution of Motorola Mobility, the sale of our Networks business and the sale of our Enterprise business. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Minimum annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we have been and could be required to make additional large contributions. The equity and debt markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In volatile interest rate environments, the likelihood of material changes in the future minimum required contributions increases.
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

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws that continue to expand and could impact our ability to grow our business, could subject us to unexpected costs and liabilities and could impact our financial performance.
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
Laws focused on: (i) the energy efficiency of electronic products and accessories, (ii) recycling of both electronic products and packaging, (iii) reducing or eliminating certain hazardous substances in electronic products, (iv) and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries and other aspects of our products are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include.
These laws could impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.
We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo ("DRC") Conflict Free, which could result in reputational damage if we disclose that our products include minerals that have been identified as “not found to be DRC conflict free” or if we disclose that we are unable to determine whether such minerals are included in our products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and if the origin of these materials were from the DRC or an adjoining country. If the minerals originated from the DRC or an adjoining country then a company must disclose the measures it has taken to exercise due diligence and chain of custody to prevent the sourcing of such minerals that have been found to be financing conflict in the DRC. There is a limited pool of suppliers who can provide verifiable DRC Conflict Free components and parts, particularly since our supply chain is complex. As a result, we may be required to publicly disclose that we are not currently able to determine if the products we manufactured in 2014 are DRC Conflict Free. For future reporting years, if the industry systems that we are relying on are not mature enough for us to make a definitive Conflict Free determination, we may have to declare our products as “not found to be DRC conflict free,” or such other definitional standard as determined by the SEC and/or the judicial system and we may face reputational challenges with our customers, other stockholders and the activist community as a result. In addition the European Union is in the process of drafting conflict minerals legislation which may have an impact on our reporting obligations and compliance programs in Europe.
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Motorola Solutions' principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries.
As of December 31, 2014, we: (i) owned 10 facilities (manufacturing, sales, service and office), seven of which were located in North America and three of which were located in other countries; (ii) leased 157 facilities, 60 of which were located in North America and South America and 97 of which were located in other countries; and (iii) primarily utilized five major facilities for the manufacturing and distribution of our products, located in: Penang, Malaysia; Schaumburg, Illinois; Elgin, Illinois; Berlin, Germany; and Reynosa, Mexico.
We generally consider the productive capacity of our manufacturing facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.
In 2014, a substantial portion of our products were manufactured in facilities in our owned facilities in Malaysia, Illinois, and Mexico. Approximately 25% of our manufacturing, based on volume, is done by a small number of non-affiliated electronics manufacturing suppliers and distribution and logistics services providers, most of which are outside the U.S. We rely on these third-party providers in order to enhance our ability to lower costs and deliver products that meet demand. If manufacturing in Malaysia, Illinois, or by third-parties were disrupted, our overall productive capacity could be significantly reduced.
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
Item 4: Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following are the persons who were the executive officers of Motorola Solutions, their ages, and their current titles as of February 13, 2015 and the positions they have held during the last five years with the Company:
Gregory Q. Brown; age 54; Chairman and Chief Executive Officer since May 3, 2011; President and Chief Executive Officer from January 2011 to May 2011; Co-Chief Executive Officer and Chief Executive Officer of Broadband Mobility Solutions business from August 2008 to January 2011.
Gino A. Bonanotte; age 50; Executive Vice President and Chief Financial Officer since November 13, 2013; Corporate Vice President and Acting Chief Financial Officer from August 2013 to November 2013; Corporate Vice President, Finance, Sales and Field Operations, from October 2012 to August 2013; Corporate Vice President, Finance, Product and Business Operations and Americas Field Operations from September 2010 to October 2012; and Vice President, Finance, North America & Latin America Field Operations, Enterprise Mobility Solutions business from December 2009 to September 2010.
Eduardo F. Conrado; age 48; Senior Vice President, and Chief Innovation Officer since January 23, 2015; Senior Vice President, Marketing and IT from January 2013 to January 2015; Senior Vice President, Chief Marketing Officer from January 2011 to January 2013; Senior Vice President and Chief Marketing Officer, Motorola Solutions business from September 2010 to January 2011; and Senior Vice President, Chief Marketing Officer, Enterprise Mobility Solutions business and Home & Networks Mobility business from March 2009 to September 2010.
Mark S. Hacker; age 43; Executive Vice President, General Counsel and Chief Administrative Officer since January 21, 2015; Senior Vice President and General Counsel from June 2013 to January 2015; Corporate Vice President, Law, Sales and Product Operations, International and Legal Operations from January 2013 to June 2013; Corporate Vice President, Law, Sales and Field Operations and Legal Operations from January 2012 to January 2013; Vice President, Sales and Field Operations and Legal Operations from November 2011 to January 2012; Vice President, Legal Operations and International Law from April 2011 to November 2011; Vice President, Law from September 2010 to April 2011; Vice President, Enterprise Mobility Solutions and Networks business, from August 2010 to September 2010; Vice President, Law, Networks business from April 2010 to August 2010; and Vice President and Lead Counsel, Home and Networks Mobility business from March 2009 to April 2010.
Kelly S. Mark; age 43; Corporate Vice President, Strategy since July 25, 2011; Corporate Vice President, Strategy and Staff Operations, from January 2011 to July 2011; Corporate Vice President, Strategy, Motorola Solutions business, from September 2010 to January 2011; and Vice President, Chief of Staff, from January 2008 to September 2010.
Mark F. Moon; age 51; Executive Vice President and President, Sales and Product Operations since January 7, 2013; Executive Vice President, Sales and Field Operations from May 2011 to January 2013; Senior Vice President, Sales and Field Operations from January 2011 to May 2011; Senior Vice President, Sales and Field Operations, Motorola Solutions business from August 2010 to January 2011; and Senior Vice President, Worldwide Field Operations, Enterprise Mobility Solutions business from April 2009 to August 2010.
Robert C. Schassler; age 51; Executive Vice President, Solutions & Services since May 2014; Senior Vice President, Government Solutions business from January 2009 to May 2014.
John K. Wozniak; age 43; Corporate Vice President and Chief Accounting Officer since November 3, 2009.
The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2015 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of its common stock on January 31, 2015 was 38,205.
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2015 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.’’
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/28/14 to 10/25/14	3,596,438	$60.97	3,596,438	$414,128,579
10/26/14 to 11/23/14 (3)	14,414,401	$65.74	14,414,401	$4,466,227,450
11/24/14 to 12/31/14	3,934,678	$65.10	3,934,678	$4,210,081,265
Total	21,945,517	$64.85	21,945,517

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 4, 2014 the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.

(3)	On November 4, 2014 the Company entered into a stock purchase agreement with ValueAct to purchase 11,319,047 shares of the Company's common stock.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2009 and reflects the payment of dividends, including the Company's distribution to its shareholders of one share of Motorola Mobility for every eight shares of its common stock on January 4, 2011. For purposes of this graph, the Motorola Mobility distribution is treated as a dividend of $26.46 per share (post the 1-for-7 reverse stock split announced on the same day, January 4, 2011) paid at the close of business January 4, 2011.

Item 6: Selected Financial Data

	Years Ended December 31
(In millions, except per share amounts)	2014	2013	2012	2011	2010
Operating Results
Net sales	$5,881	$6,227	$6,269	$5,738	$5,482
Operating earnings (loss)	(1,006)	947	920	598	591
Earnings (loss) from continuing operations, net of tax*	(697)	933	670	582	125
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share*	$(2.84)	$3.45	$2.25	$1.71	$0.37
Earnings per diluted common share*	5.29	4.06	2.96	3.41	1.87
Diluted weighted average common shares outstanding (in millions)	245.6	270.5	297.4	339.7	338.1
Dividends declared per share	$1.30	$1.14	$0.96	$0.22	$—
Balance Sheet
Total assets	$10,423	$11,851	$12,679	$13,929	$25,577
Total long-term debt	3,400	2,461	1,863	1,535	2,703
Other Data
Capital expenditures	$181	$169	$170	$165	$172
% of sales	3.1%	2.7%	2.7%	2.9%	3.1%
Research and development expenditures	$681	$761	$790	$778	$791
% of sales	11.6%	12.2%	12.6%	13.6%	14.4%
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2014 and 2013 and results of operations for each of the three years in the period ended December 31, 2014. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Recent Developments
On April 14, 2014, we entered into a Master Acquisition Agreement (the “Acquisition Agreement”) with Zebra Technologies Corporation to sell our Enterprise business for $3.5 billion in cash. The transaction closed on October 27, 2014. As a result of the sale, we have reported the Enterprise business as a discontinued operation in our consolidated financial statements and footnotes for all periods presented.
Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment offers an extensive portfolio of infrastructure, devices, accessories, and software. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. Our Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. In 2014, the segment’s net sales were $3.8 billion, representing 65% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Lifecycle Support services, (iii) Managed services, (iv) Smart Public Safety Solutions, and (v) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications.  Lifecycle Support services includes lifecycle planning, software and hardware maintenance, security patches and upgrades, call center support, network monitoring, and repair services.  Managed services includes managing and operating customer systems and devices at defined services levels. Smart Public Safety Solutions includes software and hardware solutions for our customers' "Command & Control" centers providing video monitoring support, data analytics, and content management with the objective of enabling smart policing. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In 2014, the segment’s net sales were $2.1 billion, representing 35% of our consolidated net sales.
What were our 2014 financial results?

•	Net sales were $5.9 billion in 2014 compared to $6.2 billion in 2013.

•
We had an operating loss of $1.0 billion in 2014, compared to operating earnings of $947 million in 2013. Included in the 2014 operating loss was a $1.9 billion pension settlement loss, including related expenses.

•	Loss from continuing operations was $697 million, or $(2.84) per diluted common share in 2014, compared to earnings of $933 million, or $3.45 per diluted common share in 2013.

•
Cash used for operating activities was $685 million in 2014, compared to cash provided by operating activities of $555 million in 2013. We contributed $1.3 billion to our pension plans during 2014, compared to $182 million in 2013.

•	We provided cash to shareholders through repurchases of $2.5 billion in shares and $318 million in cash dividends during 2014.
What were the financial results for our two segments in 2014?

•
In the Products segment, net sales were $3.8 billion in 2014, a decrease of $302 million, or 7%, compared to $4.1 billion in 2013. On a geographic basis, net sales decreased in North America, Latin America and Asia Pacific and Middle East ("APME") and increased in Europe and Africa ("EA") compared to 2013. Operating losses were $667 million in 2014, compared to operating earnings of $639 million in 2013. Operating margin decreased in 2014 to (17.5)% from 15.6% in 2013. Approximately $1.3 billion of pension settlement losses were allocated to the Products segment in 2014.

•
In the Services segment, net sales were $2.1 billion in 2014, a decrease of $44 million, or 2%, compared to $2.1 billion in 2013. On a geographic basis, net sales decreased in North America, Latin America and APME and increased in EA, compared to 2013. Operating losses were $339 million in 2014, compared to operating earnings of $308 million in

2013. Operating margin decreased in 2014 to (16.3)% from 14.5% in 2013. Approximately $584 million of pension settlement losses were allocated to the Services segment in 2014.
What were our major accomplishments in 2014?
2014 was a transformational year both structurally and financially. In addition to selling our Enterprise business for $3.5 billion, we restructured our operations and financial profile to become a more focused, streamlined business. We had pockets of growth in 2014, most notably in EA, while the North America downturn during the first half of the year pressured overall top-line growth. North America ended 2014 with growth driven by record fourth quarter sales and backlog. Finally, our overall financial profile improved with a lower structural cost base, growing backlog position, significantly lower share count and a material reduction in our pension obligations, reducing volatility.
Structural highlights

•	Sold our Enterprise business for $3.5 billion, enabling us to focus on the core government and public safety mission-critical communications business and associated expansion opportunities;

•
De-risked our U.S. Pension plan by significantly reducing the total liability of the plan and cutting the number of participants by approximately half, with the effect of reducing expected future contributions and volatility;

•
Reduced operating expenses by more than $200 million as compared to 2013, including reorganizing our R&D and SG&A functions. This reorganization both reduced costs and enabled efficiencies that shifted more investment into key areas such as Services and Public Safety LTE solutions; and

•	Returned approximately $2.9 billion in capital to shareholders through share repurchases and dividends.
Business highlights

•	Ended 2014 with a record backlog position of $5.8 billion, up 6% compared to 2013;

•	Services backlog up over $250 million versus 2013, including:

◦	Significant growth in multi-year software & hardware maintenance contracts;

◦	Significant growth in managed services orders and pipeline opportunities; and

◦	Won six public safety accounts for our Smart Public Safety Solutions.

•	Awarded largest public safety LTE system in the world for $175 million;

•	North America ended 2014 with record fourth quarter sales and orders; and

•	EA grew sales 5% year-over-year on a difficult comparison.
Looking Forward
Entering 2015, we believe we are well-positioned to compete in both our core markets and adjacent growth areas. We have a broad, compelling product and services portfolio specifically tailored for our mission-critical communications customer base that spans many layers of governments, public safety, and first responders, as well as commercial and industrial customers in a number of key verticals. As we add new products, features, and software upgrades, we ensure our solutions are interoperable and backward-compatible, enabling customers to confidently invest for their future needs while allowing them to utilize their prior investment in our technology.
Our backlog position has improved as compared to last year, and we believe the funding environment of our largest government customers and the economics surrounding our commercial customers appears to be relatively healthy, although we are experiencing some challenges relating to currency fluctuations, particularly in Europe and Asia.
We expect our core business serving existing private network customers to continue to provide opportunity for growth into new systems, as there are thousands of old, analog systems still being used today that require upgrades for customers to experience full voice, data and video capabilities. These systems are typically converted from analog into new digital systems, and are upgraded for reasons that include: spectrum-efficiency mandates, capacity constraints, coverage expansion, or new feature upgrades. We will continue to offer devices and systems that meet our customers' specific needs for private mission-critical communications around the world.
Supplementing our traditional core business is our Services business, which has been a focus area for us in recent years. As communication networks have become increasingly complex, software-centric, and data-driven, we have shifted our offerings to align with this technology trend, and our customers have shown interest in these offerings. Thus, we expect to continue to see growing demand for our Managed services, Lifecycle Support services offerings, and Smart Public Safety Solutions. These services offerings help customers manage, support, and upgrade their networks as well as utilize features, applications, and data in new ways including predictive policing, proactive support, or smarter response strategies. We expect our overall revenue mix to continue to shift towards services overtime.
Another key technology trend complementing our existing business is the use of broadband LTE by our customers. We have been proactively investing in next generation public safety broadband solutions for years, as we believe public safety LTE solutions are the next generation tool for our public safety first-responder customers. We believe our expertise in both public and private networks makes us uniquely qualified to provide these LTE solutions to this customer base. We have won the three largest public safety LTE network deals awarded and we expect these deals, among others, to begin to generate revenue in 2015.
We expect our iDEN revenues to continue to decline in accordance with our contractual service arrangements over the next two to three years. The majority of iDEN sales are accounted for in our Services segment.
We remain committed to employing disciplined financial policies, including an additional reduction of over $100 million in selling, general, administrative, research, and development expenses in 2015, brining our cumulative reduction in these operating expenses to over $300 million during 2014 and 2015. We continue to explore opportunities to transition our capital structure in a way that is reflective of our ability to generate solid operating cash flow and prioritize targeted investments in the business. We expect to continue the quarterly dividends that were initiated in 2011 and intend to continue to invest organically in capital expenditures and R&D. We will also evaluate acquisition opportunities along with the opportunities to return capital to shareholders via share repurchases in accordance with our share repurchase program. As of December 31, 2014, we had approximately $4.2 billion of authority available for share repurchases.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2014	% of Sales **	2013	% of Sales **	2012	% of Sales **
Net sales from products	$3,807		$4,109		$4,236
Net sales from services	2,074		2,118		2,033
Net sales	5,881		6,227		6,269
Costs of product sales	1,678	44.1%	1,808	44.0%	1,795	42.4%
Costs of services sales	1,372	66.2%	1,310	61.9%	1,280	63.0%
Costs of sales	3,050	51.9%	3,118	50.1%	3,075	49.1%
Gross margin	2,831	48.1%	3,109	49.9%	3,194	50.9%
Selling, general and administrative expenses	1,184	20.1%	1,330	21.4%	1,472	23.5%
Research and development expenditures	681	11.6%	761	12.2%	790	12.6%
Other charges	1,972	33.5%	71	1.1%	12	0.2%
Operating earnings (loss)	(1,006)	(17.1)%	947	15.2%	920	14.7%
Other income (expense):
Interest expense, net	(126)	(2.1)%	(113)	(1.8)%	(66)	(1.1)%
Gains on sales of investments	5	0.1%	37	0.6%	26	0.4%
Other	(34)	(0.6)%	9	0.1%	1	—%
Total other expense	(155)	(2.6)%	(67)	(1.1)%	(39)	(0.6)%
Earnings (loss) from continuing operations before income taxes	(1,161)	(19.7)%	880	14.1%	881	14.1%
Income tax expense (benefit)	(465)	(7.9)%	(59)	(0.9)%	211	3.4%
Earnings (loss) from continuing operations	(696)	(11.8)%	939	15.1%	670	10.7%
Less: Earnings attributable to noncontrolling interests	1	—%	6	0.1%	—	—%
Earnings (loss) from continuing operations*	(697)	(11.9)%	933	15.0%	670	10.7%
Earnings from discontinued operations, net of tax	1,996	33.9%	166	2.7%	211	3.4%
Net earnings*	$1,299	22.1%	$1,099	17.6%	$881	14.1%
Earnings (loss) per diluted common share*:
Continuing operations	$(2.84)		$3.45		$2.25
Discontinued operations	8.13		0.61		0.71
Earnings per diluted common share*	$5.29		$4.06		$2.96
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.
Geographic Market Sales by Locale of End Customer

	2014	2013	2012
North America	61%	63%	62%
Latin America	9%	8%	9%
EA	17%	16%	14%
APME	13%	13%	15%
	100%	100%	100%
Results of Operations—2014 Compared to 2013
Net Sales
Net sales were $5.9 billion in 2014, down $346 million, or 6%, compared to $6.2 billion in 2013. The decrease in net sales reflects a $302 million, or 7%, decrease in the Products segment driven by declines in: (i) North America and APME, reflecting lower devices and systems sales and (ii) Latin America, reflecting lower devices sales, partially offset by single-digit growth in EA as a result of higher devices sales. In addition, the decrease in net sales includes a $44 million, or 2%, decrease in net sales relating to the Services segment driven by declines in: (i) North America, as a result of declines in iDEN services and integration services, (ii) APME, reflecting lower sales in Lifecycle Support services and Integration services, and (iii) Latin America, reflecting a decrease in iDEN services, partially offset by an increase in EA, as a result of increased Integration and Managed services sales. Sales in 2014 were positively impacted in the fourth quarter by increased order activity and faster-than-expected conversion of certain orders.
Gross Margin
Gross margin was $2.8 billion, or 48.1% of net sales in 2014, compared to $3.1 billion, or 49.9% of net sales, in 2013. The decrease in gross margin percentage is driven primarily by: (i) a decline in gross margin as a percentage of sales in North America and Latin America, as a result of lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the Services portfolio and (ii) a decline in gross margin as a percentage of sales in EA, as a result of the mix of projects in the field.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 11% to $1.2 billion, or 20.1% of net sales in 2014, compared to $1.3 billion, or 21.4% of net sales in 2013. The decrease in SG&A expenditures is primarily due to: (i) the reduction of sales support costs by lowering our overall non-quota carrying employee base, (ii) lower pension expenses, (iii) lower incentive compensation expenses, and (iv) reduced costs through the increased use of centralized services.
Research and Development Expenditures
R&D expenditures decreased 11% to $681 million, or 11.6% of net sales in 2014, compared to $761 million, or 12.2% of net sales in 2013. The decrease in R&D expenditures is primarily due to: (i) headcount reductions enacted during previous periods, (ii) lower incentive compensation expenses, (iii) the consolidation of testing processes and lab sites, and (iv) the movement of employees to lower cost work sites.
Other Charges
We recorded net charges of $2.0 billion in Other charges in 2014, compared to net charges of $71 million in 2013. The charges in 2014 included: (i) a $1.9 billion charge related to the settlement of a U.S. pension plan, (ii) $64 million of net reorganization of business charges, and (iii) $8 million of legal settlement charges, partially offset by a $21 million gain on the sale of a building and land. The charges in 2013 included $70 million of charges related to the reorganization of business. The net reorganization of business charges and the settlement of a U.S. pension plan are discussed in further detail in the “Reorganization of Businesses” and "Liquidity and Capital Resources" sections, respectively.
Net Interest Expense
Net interest expense was $126 million in 2014, compared to net interest expense of $113 million in 2013. Net interest expense in 2014 included interest expense of $147 million, partially offset by interest income of $21 million. Net interest expense in 2013 included interest expense of $132 million, partially offset by interest income of $19 million. The increase in interest expense in 2014 compared to 2013 is primarily attributable to an increase in average debt outstanding during 2014 compared to 2013.
Gains on Sales of Investments
Gains on sales of investments were $5 million in 2014, compared to $37 million in 2013. These gains consist of gains on the sale of multiple equity investments in both 2014 and 2013.
Other
Net Other expense was $34 million in 2014, compared to net Other income of $9 million in 2013. The net Other expense in 2014 was primarily comprised of: (i) a $37 million loss on the extinguishment of debt, (ii) a $7 million foreign currency loss, and (iii) $6 million of other non-operating losses, partially offset by $16 million of equity method investment earnings. Net Other income in 2013 was primarily comprised of: (i) $11 million of other non-operating gains and (ii) $10 million of equity method investment earnings, partially offset by: (i) a $9 million foreign currency loss and (ii) investment impairments of $3 million.
Effective Tax Rate
We recorded a $465 million net tax benefit, resulting in a 40% effective tax rate, in 2014 on our pre-tax loss compared to $59 million of net tax benefit, resulting in an effective tax rate of negative 7%, in 2013.  Our effective tax rate in 2014 was favorably impacted by: (i) state tax benefits on the pension settlement loss, (ii) $29 million in tax benefits associated with the net reduction in unrecognized tax benefits and (iii) $19 million in net reduction in our deferred tax liability for undistributed foreign earnings primarily due to changes in permanent reinvestment assertions. These benefits were partially offset by tax expense for the establishment of a $55 million valuation allowance on certain foreign deferred tax assets.
Our negative effective tax rate in 2013 was lower than the U.S. statutory tax rate of 35% due to: (i) $337 million associated with excess foreign tax credits on undistributed foreign earnings, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to changes in permanent reinvestment assertions, and (iii) a $9 million tax benefit for R&D tax credits.

Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income and effects of various global income tax strategies.
Earnings (Loss) from Continuing Operations Attributable to Motorola Solutions, Inc.
We had a net loss from continuing operations attributable to Motorola Solutions, Inc. of $697 million, or $2.84 per diluted share, in 2014, compared to net earnings from continuing operations attributable to Motorola Solutions, Inc. of $933 million, or $3.45 per diluted share, in 2013.
The decrease in net earnings (loss) from continuing operations attributable to Motorola Solutions, Inc. in 2014, as compared to 2013, was primarily driven by: (i) a $1.9 billion charge related to the settlement of a U.S. pension plan and (ii) a $278 million decrease in gross margin primarily due to sales declines and a change in sales mix, partially offset by: (i) a $146 million decrease in SG&A and (ii) an $80 million decrease in R&D. The decrease in earnings (loss) per diluted share from continuing operations was driven by lower net earnings, partially offset by a reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In 2014, we had $2.0 billion in earnings from discontinued operations, net of tax, or $8.13 per diluted share, compared to $166 million of earnings from discontinued operations, net of tax, or $0.61 per diluted share, in 2013. The earnings from discontinued operations in both 2014 and 2013 were related to the Enterprise business. The increase in 2014, as compared to 2013 is primarily related to the gain from the sale of the Enterprise business of $1.9 billion.
Results of Operations—2013 Compared to 2012
Net Sales
Net sales were $6.2 billion in 2013 compared to $6.3 billion in 2012. The slight decrease in net sales reflects a $127 million, or 3%, decrease in the Products segment driven by declines in: (i) North America, reflecting lower devices sales, (ii) APME, as a result of lower devices and systems sales, and (iii) Latin America, reflecting lower Systems sales, partially offset by double-digit growth in EA as a result of higher systems sales. The decrease in net sales was offset by an $85 million, or 4%, increase in net sales relating to the Services segment driven by increases in: (i) North America, as a result of higher net sales in Lifecycle Support services and Integration services and (ii) EA, reflecting higher Integration services sales, partially offset by a decline in APME as a result of lower Integration and Managed services sales.
Gross Margin
Gross margin was $3.1 billion, or 49.9% of net sales in 2013, compared to $3.2 billion, or 50.9% of net sales, in 2012. The decrease in gross margin percentage is driven primarily by: (i) a decline in gross margin as a percentage of sales in North America, as a result of sales mix between the Products and Services segments, (ii) a decline in gross margin as a percentage of sales in APME, relating to lower gross margin as a percentage of sales in devices and systems, and (iii) a decline in gross margin as a percentage of sales in EA, as a result of lower gross margin as a percentage of sales in Integration services.
Selling, General and Administrative Expenses
SG&A expenses decreased 10% to $1.3 billion, or 21.4% of net sales in 2013, compared to $1.5 billion, or 23.5% of net sales in 2012. The decrease in SG&A is primarily driven by: (i) a number of structural cost improvements, including defined benefit expenses, and (ii) decreases in variable compensation expenses.
Research and Development Expenditures
R&D expenditures decreased 4% to $761 million, or 12.2% of net sales in 2013, compared to $790 million, or 12.6% of net sales in 2012. The decrease in R&D expenditures is primarily due to: (i) reduced compensation expenses and (ii) reduced spending in certain development programs, such as iDEN.
Other Charges
We recorded net charges of $71 million in Other charges in 2013, compared to net charges of $12 million in 2012. The charges in 2013 included: (i) $70 million of net reorganization of business charges and (ii) $1 million of charges relating to amortization of intangibles. The charges in 2012 included: (i) $27 million of charges relating to reorganization of business charges and (ii) $1 million of charges relating to amortization of intangibles, partially offset by $16 million of income related to a legal matter. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $113 million in 2013, compared to net interest expense of $66 million in 2012. Net interest expense in 2013 included interest expense of $132 million, partially offset by interest income of $19 million. Net interest expense in 2012 included interest expense of $108 million, partially offset by interest income of $42 million. The increase in net interest expense in 2013 compared to 2012 is primarily attributable to: (i) higher interest expense driven by an increase in average debt outstanding and $5 million of income tax-related interest charges and (ii) a decrease in interest income due to lower average cash and cash equivalents during 2013 compared to 2012.

Gains on Sales of Investments
Gains on sales of investments and businesses were $37 million in 2013, compared to $26 million in 2012. These gains consist of gains on the sale of multiple equity investments in both 2013 and 2012.
Other
Net Other income was $9 million in 2013, compared to net Other income of $1 million in 2012. The net Other income in 2013 was primarily comprised of: (i) $10 million of equity method investment earnings and (ii) $11 million of other non-operating gains, partially offset by: (i) a $9 million loss on foreign currency and (ii) investment impairments of $3 million. The net Other income in 2012 was primarily comprised of: (i) $3 million of equity method investment earnings and (ii) $9 million of other non-operating gains, partially offset by: (i) $6 million loss from the extinguishment of debt and (ii) investment impairments of $4 million.
Effective Tax Rate
We recorded $59 million of net tax benefit in 2013, resulting in a negative effective tax rate of 7%, compared to $211 million of net tax expense in 2012, resulting in an effective tax rate of 24%. Our effective tax rate in 2013 was favorably impacted by: (i) $337 million of net tax benefit, or $1.25 of diluted earnings per share from continuing operations, associated with excess foreign tax credits, (ii) a $25 million reduction in our deferred tax liability for undistributed foreign earnings primarily due to our assertion that certain earnings are now permanently reinvested, and (iii) a $9 million tax benefit for prior year R&D tax credits. The tax benefit associated with the excess foreign tax credits relates to the earnings of certain non-U.S. subsidiaries reorganized under our holding company structure implemented during 2013. Our effective tax rate in 2013 was unfavorably impacted by a $20 million tax charge associated with the liquidation of the Sigma Fund, as discussed within "Liquidity and Capital Resources."
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
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
We had net earnings from continuing operations attributable to Motorola Solutions, Inc. of $933 million, or $3.45 per diluted share, in 2013, compared to $670 million, or $2.25 per diluted share, in 2012.
The increase in net earnings from continuing operations attributable to Motorola Solutions, Inc. in 2013, as compared to 2012, was primarily driven by: (i) a lower effective tax rate due to the $337 million net tax benefit associated with foreign tax credits and (ii) decreased defined benefit expenses of over $100 million, partially offset by: (i) a $85 million decrease in gross margin, (ii) a $43 million increase in reorganization of business charges, and (iii) a $47 million increase in net interest expense. The increase in earnings per diluted share from continuing operations was driven by higher net earnings as well as the reduction in shares outstanding as a result of our share repurchase program.
Earnings from Discontinued Operations
In 2013, we had $166 million in earnings from discontinued operations, net of tax, or $0.61 per diluted share, compared to $211 million of earnings from discontinued operations, net of tax, or $0.71 per diluted share, in 2012. The earnings from discontinued operations in 2013 and 2012 were primarily from the Enterprise business. The decrease from 2012 to 2013 is primarily related to an increase in amortization of intangible assets, as a result of the purchase of Psion at the end of 2012.
Segment Information
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to our consolidated financial statements. Net sales and operating results for our two segments for 2014, 2013, and 2012 are presented below.
Products Segment
In 2014, the Products segment’s net sales represented 65% of our consolidated net sales, compared to 66% in 2013 and 68% in 2012.

	Years ended December 31			Percent Change
(Dollars in millions)	2014	2013	2012	2014—2013	2013—2012
Segment net sales	$3,807	$4,109	$4,236	(7)%	(3)%
Operating earnings (loss)	(667)	639	656	(204)%	(3)%
Segment Results—2014 Compared to 2013
In 2014, the segment’s net sales were $3.8 billion, a 7% decrease compared to 2013 reflecting a decrease in: (i) devices sales in North America, Latin America, and APME, partially offset by an increase in devices sales within EA and (ii) system sales in North America, APME and EA, partially offset by an increase in system sales in Latin America. On a geographic basis, net sales declined in North America, Latin America and APME, and increased in EA in 2014 compared to 2013. The fourth quarter of 2014 was positively impacted by a return to growth in the North America region, as compared to the fourth quarter of 2013, and reflected increased order activity and faster-than-expected conversion of certain orders. The segment’s backlog was $1.2 billion at December 31, 2014 and $1.1 billion at December 31, 2013.
The segment had an operating loss of $667 million in 2014, compared to operating earnings of $639 million in 2013 driven by an allocation of $1.3 billion of expense related to the settlement of a U.S pension plan. As a percentage of net sales in 2014 compared to 2013, gross margin decreased, SG&A expenditures decreased, R&D expenditures decreased, and Other charges increased. The decrease in operating earnings was primarily driven by: (i) an increase in Other charges, reflecting $1.3 billion of allocated charges related to the settlement of a U.S. pension plan and (ii) a decrease in net sales, resulting in lower gross margin, partially offset by lower SG&A and R&D expenditures as a result of cost savings actions taken and lower variable compensation expenses.
Segment Results—2013 Compared to 2012
In 2013, the segment’s net sales were $4.1 billion, a 3% decrease compared to 2012 reflecting a decrease in: (i) devices sales in North America and APME, partially offset by an increase in devices sales within EA and Latin America and (ii) system sales in Latin America and APME, partially offset by an increase within North America and EA. On a geographic basis, net sales declined in North America, Latin America and APME, and increased in EA in 2013 compared to 2012. The segment’s backlog was $1.1 billion at December 31, 2013 and $1.6 billion at December 31, 2012.
The segment had operating earnings of $639 million in 2013, compared to operating earnings of $656 million in 2012. As a percentage of net sales in 2013 as compared to 2012, gross margin was down slightly, SG&A, and R&D expenditures decreased. The decrease in operating earnings was primarily due to an increase in Other charges as a result of increased reorganization of business charges in 2013 as compared to 2012, partially offset by a decrease in SG&A expenses as a result of lower variable compensation expenses and reduced defined benefit plan expenses.
Services Segment
In 2014, the Services segment’s net sales represented 35% of our consolidated net sales, compared to 34% in 2013 and 32% in 2012.

	Years ended December 31			Percent Change
(Dollars in millions)	2014	2013	2012	2014—2013	2013—2012
Segment net sales	$2,074	$2,118	$2,033	(2)%	4%
Operating earnings (loss)	(339)	308	264	(210)%	17%
Segment Results—2014 Compared to 2013
In 2014, the segment’s net sales were $2.1 billion, a 2% decrease compared to 2013 reflecting a decrease in sales of: (i) iDEN services in North America and Latin America and (iii) Lifecycle Support services in APME and EA, partially offset by an increase in Managed services sales in APME and EA. On a geographic basis, net sales for 2014 declined in North America and APME, increased in EA, and remained relatively constant in Latin America, compared to 2013. Overall, Integration services remained flat due to the timing of certain projects in 2014, as compared to 2013. Lifecycle Support services decreased slightly; however, demand increased in the fourth quarter of 2014 for our software maintenance and hardware upgrade offerings. Managed services grew modestly as increasing complexity and the need for enhanced capabilities to support software-centric, information technology-based networks continued to drive demand in all regions. The segment’s backlog was $4.6 billion at December 31, 2014, compared to $4.3 billion at December 31, 2013.
The segment had an operating loss of $339 million in 2014, compared to operating earnings of $308 million in 2013. As a percentage of net sales in 2014 as compared to 2013, gross margin, SG&A expenditures, and R&D expenditures decreased, and Other charges increased. The decrease in operating earnings was primarily driven by: (i) an increase in Other charges, reflecting $584 million of allocated charges related to the settlement of a U.S. pension plan and (ii) a decrease in net sales, resulting in lower gross margin, partially offset by lower SG&A and R&D expenditures as a result of cost savings actions taken and lower variable compensation expenses.
Segment Results—2013 Compared to 2012
In 2013, the segment’s net sales were $2.1 billion, a 4% increase compared to 2012 reflecting an increase in sales of: (i) Integration services in North America and EA, and (ii) Lifecycle Support services in North America, partially offset by a decrease in sales of Managed services in APME. On a geographic basis, net sales for 2013 increased in North America, EA and Latin America and decreased in APME, compared to 2012. The segment’s backlog was $4.3 billion at December 31, 2013, compared to $3.4 billion at December 31, 2012.
The segment had operating earnings of $308 million in 2013, compared to operating earnings of $264 million in 2012. As a percentage of net sales in 2013 as compared to 2012, gross margin was slightly higher and SG&A and R&D expenditures decreased. The increase in operating earnings was primarily due to: (i) an increase in gross margin as a result of higher margin from Integration services and (ii) decreases in SG&A expenses as a result of lower variable compensation expenses and reduced defined benefit plan expenses, partially offset by higher Other charges as a result of higher reorganization of business charges.

Reorganization of Businesses
During 2014 we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. In 2014, we recorded net reorganization of business charges of $96 million relating to the separation of 1,200 employees, of which 900 were indirect employees and 300 were direct employees. Of these charges, $23 million related to discontinued operations. The remaining $73 million of charges in earnings (loss) from continuing operations included $9 million recorded to Cost of sales and $64 million recorded to Other charges. Included in the aggregate $73 million are charges of: (i) $67 million for employee separation costs and (ii) $7 million for exit costs, partially offset by $1 million of reversals for accruals no longer needed.
We realized cost-saving benefits of approximately $26 million in 2014 from the plans that were initiated during 2014, primarily in operating expenses. Beyond 2014, we expect the reorganization plans initiated during 2014 to provide annualized cost savings of approximately $90 million, consisting of $12 million of savings in Cost of sales, and $78 million of savings in operating expenses. These cost savings include reduced payroll and other operating expenses; however, as we continue to outsource manufacturing and other functions, some of these cost savings may not be realizable as variable outsourced manufacturing and other activities increase.
During 2013, we recorded net reorganization of business charges of $133 million relating to the separation of 2,200 employees, of which 1,400 were indirect employees and 800 were direct employees. Of these charges, $47 million related to discontinued operations. The remaining $86 million of charges in earnings from continuing operations included $16 million recorded to Cost of sales and $70 million recorded to Other charges. Included in the aggregate $86 million are charges of: (i) $94 million for employee separation costs and (ii) $2 million related to charges for exit costs, partially offset by $10 million for reversals of accruals no longer needed.
During 2012, we recorded net reorganization of business charges of $50 million relating to the separation of 1,000 employees, of which 700 were indirect employees and 300 were direct employees. Of these charges, $17 million related to discontinued operations. The remaining $33 million of charges in earnings from continuing operations included $6 million recorded to Cost of sales and $27 million recorded to Other charges. Included in the aggregate $33 million are charges of: (i) $35 million for employee separation costs and (ii) $5 million for building impairments, partially offset by $7 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

Years ended December 31	2014	2013	2012
Products	$48	$57	$22
Services	25	29	11
	$73	$86	$33
Cash payments for exit costs and employee separations in connection with these reorganization plans were $148 million,$59 million, and $55 million in 2014, 2013, and 2012, respectively. The cash payments included $50 million in 2014, $20 million in 2013, and $20 million in 2012 related to employees of discontinued operations. The $57 million reorganization of businesses accrual remaining at December 31, 2014, relates entirely to employee separation costs that are expected to be paid in 2015. As part of the sale of its Enterprise business, the Company retained the reorganization of business charges accruals and the responsibility to pay affected employees for those charges incurred prior to the closing of the sale of the Enterprise business.
Liquidity and Capital Resources
At December 31, 2014, our cash and cash equivalents (which are highly-liquid investments purchased with an original maturity of three months or less) were $4.0 billion, an increase of $729 million, compared to $3.2 billion at December 31, 2013. The increase in cash and cash equivalents is primarily due to: (i) $3.4 billion of cash generated from the sale of the Enterprise business and (ii) the issuance of $1.4 billion of Senior Notes, partially offset by: (i) the return of $2.9 billion of capital to shareholders through share repurchases and dividends paid during 2014, (ii) $685 million of cash used for operating activity, including pension contributions of $1.3 billion, and (iii) $465 million of debt repayment. At December 31, 2014, $3.3 billion of the $4.0 billion cash and cash equivalents balance was held in the U.S. and $647 million was held in other countries. Subsequent to December 31, 2014, we transferred $423 million of cash proceeds from the sale of the Enterprise business from the U.S to our foreign subsidiaries. At both December 31, 2014 and December 31, 2013, restricted cash was $63 million.
We continue to analyze and review various repatriation strategies to efficiently repatriate cash. In 2014, we repatriated approximately $570 million in cash to the U.S. from international jurisdictions. At December 31, 2014, we had approximately $400 million of foreign earnings that are not permanently reinvested and may be repatriated without an additional tax charge to our consolidated statements of operations, given the U.S. federal and foreign income tax accrued on the undistributed earnings and the utilization of available foreign tax credits. Undistributed earnings that we intend to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.5 billion at December 31, 2014. We currently have no plans to repatriate the foreign earnings permanently reinvested.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Cash used for operating activities from continuing operations in 2014 was $685 million, compared to cash provided by operating activities from continuing operations of $555 million in 2013 and $674 million in 2012. Operating cash flows in 2014, as compared to 2013, were negatively impacted by contributions to our pension plans of $1.3 billion, an increase of $1.1 billion compared to 2013, primarily related to a U.S. pension plan settlement. Operating cash flows in 2013, as compared to 2012, were negatively impacted by: (i) higher cash tax payments, including Indian tax deposits of $43 million, and (ii) lower collections and sales of long-term receivables, including receivables related to the Networks divestiture that were retained after the sale and sold or collected in 2012, partially offset by approximately $190 million of lower defined benefit plan contributions in 2012 as compared to 2013.
In September 2014, we entered into a Definitive Purchase Agreement (“the Agreement”) by and among Motorola Solutions, The Prudential Insurance Company of America (“PICA”), Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of one of our U.S. Pension Plans (the “Regular Pension Plan”, as defined in Note 7 to our consolidated financial statements).  Under the Agreement, the Regular Pension Plan planned to purchase from PICA a group annuity contract that requires PICA to pay and administer certain future annuity payments to approximately 30,000 of our retirees.  In anticipation of the Agreement, we established a new pension plan with substantially the same terms as the Regular Pension Plan (the “New Plan") to accommodate our remaining active employees and non-retirees.  On December 3, 2014, the Regular Pension Plan closed its planned purchase of a group annuity from PICA.  The total premium paid by the Regular Pension Plan to PICA was the transfer of approximately $3.2 billion in plan assets, and is subject to customary post-closing true-ups. The Regular Pension Plan was then terminated.
Also in September 2014, we announced that the New Plan was offering a maximum of $1.0 billion of lump-sum distributions to certain participants who had accrued a pension benefit, had left the Company prior to June 30, 2014, and had not yet started receiving pension benefit payments (“the Eligible Participants”).  The aggregate amount of lump-sum elections accepted by Eligible Participants exceeded the maximum of $1.0 billion, and $1.0 billion was paid from plan assets in December 2014.
We contributed $1.1 billion, $150 million, and $340 million to our U.S. pension plans during 2014, 2013, and 2012, respectively. In addition, we contributed $237 million, $32 million, and $31 million to our Non-U.S. Pension Plans during 2014, 2013, and 2012, respectively. We expect to make no cash contributions to our U.S. Pension Benefit Plans and approximately $12 million to our Non-U.S. Pension Benefit Plans in 2015.
Investing Activities
Net cash provided by investing activities from continuing operations was $3.2 billion in 2014, compared to $2.0 billion in 2013 and $1.0 billion in 2012. The $1.2 billion increase in net cash provided by investing activities from 2013 to 2014 was primarily due to a $3.3 billion increase of proceeds from sales of investments and businesses, related to the sale of our Enterprise business, partially offset by a $2.1 billion decrease in proceeds from sales of Sigma Fund investments, which we exited in the fourth quarter of 2013. The $1.1 billion increase in net cash provided by investing activities from 2012 to 2013 was primarily due to a $1.1 billion increase in proceeds from net sales of Sigma Fund investments.
Sigma Fund: Prior to December 2013, we invested most of our U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that was managed by independent investment management firms under specific investment guidelines restricting the type of investments held and their time to maturity. In December 2013, we completed the liquidation of the Sigma Fund and migrated the international U.S dollar-denominated cash to a U.S. dollar cash pool invested primarily in U.S. dollar prime money market funds. The creation of the international cash pool enhances our flexibility to repatriate excess overseas cash and fund global operations. These money market funds are classified as Cash and cash equivalents within the consolidated balance sheets as of December 31, 2014 and 2013. We had net proceeds of $2.1 billion in 2013 compared to $1.1 billion in net proceeds of Sigma Fund investments in 2012.
Acquisitions and Investments: We used cash of $47 million for acquisitions and new investment activities in 2014, compared to $57 million in 2013 and receiving cash of $83 million in 2012. The cash used in 2014 was for the acquisition of an equipment provider for $22 million and a number of equity investments. The cash used in 2013 was for the acquisition of a communications software provider in push-to-talk-over-broadband applications for a purchase price, net of cash acquired, of $36 million, and other small strategic equity investments. The cash received in 2012 was primarily for the agreement with Nokia Siemens Networks ("NSN") to take over responsibility to implement Norway´s TETRA public safety network, offset by other small strategic investments.
In accordance with the Acquisition Agreement, the sale of our Enterprise business is subject to certain customary purchase price adjustments.  Among those adjustments for which we expect reimbursement is the refund of $49 million of cash from Zebra for legal entities that had cash balances which were effected through a stock sale.  The $49 million, and other purchase price adjustments, are expected to be settled in 2015.
Capital Expenditures: Capital expenditures were $181 million in 2014, compared to $169 million in 2013, and $170 million in 2012. Capital spending in 2014, 2013, and 2012 was primarily comprised of: (i) updates to our information technology infrastructure, (ii) network build out expenditures related to our Services segment and (iii) facility renovations. The increase in capital spending in 2014, as compared to 2013 and 2012, was primarily driven by an increase in revenue-generating network build out expenditures.
Sales of Property, Plant, and Equipment: We had $33 million of proceeds related to the sale of property, plant, and equipment in 2014, compared to $66 million in 2013 and $40 million in 2012. The proceeds in all periods were primarily comprised of sales of buildings and land.
Sales of Investments and Businesses: We received $3.4 billion of proceeds in 2014 compared to $61 million in 2013 and disbursements of $58 million in 2012. The $3.4 billion of proceeds received in 2014 were primarily comprised of proceeds from the sale of the Enterprise business. The $61 million of cash received in 2013 was primarily comprised of proceeds from sales of equity investments. The $58 million in disbursements in 2012 were primarily comprised of payments to NSN related to the purchase price adjustment from the sale of the Networks business completed in 2011, partially offset by proceeds from sales of certain equity investments.
Financing Activities
Net cash used for financing activities was $1.7 billion in 2014 compared to $842 million in 2013 and $2.1 billion in 2012. Cash used for financing activities in 2014 was primarily comprised of: (i) $2.5 billion used for purchases of common stock under our share repurchase program, (ii) $465 million of cash used for the repayment of debt, and (iii) $318 million of cash used for the payment of dividends, partially offset by: (i) $1.4 billion of net proceeds from the issuance of debt, (ii) $135 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans, and (iii) $93 million of distributions received from discontinued operations.
Cash used for financing activities in 2013 was primarily comprised of: (i) $1.7 billion used for purchases of our common stock under our share repurchase program and (ii) $292 million of cash used for the payment of dividends, partially offset by: (i) $593 million of net proceeds from the issuance of debt, (ii) $365 million of distributions received from discontinued operations, and (iii) $165 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2012 was primarily comprised of: (i) $2.4 billion used for purchases of our common stock under our share repurchase program, (ii) $413 million of cash used for the repayment of debt, and (iii) $270 million of cash used for the payment of dividends, partially offset by: (i) $747 million of net proceeds from the issuance of debt, (ii) $217 million of distributions received from discontinued operations, and (iii) $133 million of net cash received from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Current and Long-Term Debt:  At both December 31, 2014 and 2013, our current portion of long-term debt was $4 million. We had outstanding long-term debt of $3.4 billion and $2.5 billion at December 31, 2014 and December 31, 2013, respectively.
During the year ended December 31, 2014, we redeemed $400 million aggregate principal amount outstanding of our 6.000% Senior Notes due November 2017 for an aggregate purchase price of approximately $456 million. After accelerating the amortization of debt issuance costs, debt discounts, and hedge adjustments, we recognized a loss of $37 million related to the redemption within Other income (expense) in the consolidated statements of operations. In addition, we issued an aggregate face principal amount of $1.4 billion including: (i) $600 million of 4.000% Senior Notes due 2024, of which, after debt issuance costs and debt discounts, we recognized net proceeds of $583 million, (ii) $400 million of 3.500% Senior Notes due 2021, of which, after debt issuance costs and debt discounts, we recognized net proceeds of $393 million, and (iii) $400 million of 5.500% Senior notes due 2044, of which, after debt issuance costs and debt discounts, we recognized net proceeds of $394 million.
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
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 4, 2014, the Board of Directors has authorized an aggregate share repurchase amount of up to $12.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2014, we have used approximately $7.8 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $4.2 billion of authority available for future repurchases.
We paid an aggregate of $2.5 billion during 2014, including transaction costs, to repurchase approximately 39.4 million shares at an average price of $64.63 per share. During 2013, we paid an aggregate of $1.7 billion, including transaction costs, to repurchase approximately 28.6 million shares at an average price of $59.30 per share. During 2012, we paid an aggregate of $2.4 billion, including transaction costs, to repurchase approximately 49.6 million shares at an average price of $49.14 per share. All repurchased shares have been retired.
Payment of Dividends:  We paid cash dividends to holders of our common stock of $318 million in 2014, $292 million in 2013, and $270 million in 2012.
Credit Facilities
As of December 31, 2014, we had a $2.1 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019 which replaced the previous $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”). We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We are no longer subject to a minimum interest coverage covenant under the new facility. We were in compliance with our financial covenants as of December 31, 2014. We did not borrow under the 2011 Motorola Solutions Credit Agreement or the 2014 Motorola Solutions Credit Agreement during the twelve months ended December 31, 2014.
As of December 31, 2014, we had a letter of credit sub-limit of $450 million under the 2014 Motorola Solutions Credit Agreement. No letters of credit were issued under the revolving credit facility as of December 31, 2014.
Contractual Obligations and Other Purchase Commitments
Summarized in the table below are our obligations and commitments to make future payments under long-term debt obligations, lease obligations, purchase obligations and tax obligations as of December 31, 2014.

	Payments Due by Period
(in millions)	Total	2015	2016	2017	2018	2019	Uncertain Timeframe	Thereafter
Long-term debt obligations	$3,456	$4	$5	$5	$6	$11	$—	$3,425
Lease obligations	454	68	56	45	35	33	—	217
Purchase obligations*	40	23	14	3	—	—	—	—
Tax obligations	96	25	—	—	—	—	71
Total contractual obligations	$4,046	$120	$75	$53	$41	$44	$71	$3,642
*Amounts included represent firm, non-cancelable commitments.
Lease Obligations:  We lease certain office, factory and warehouse space, land, information technology and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $454 million. Rental expense, net of sublease income, was $62 million in 2014, $51 million in 2013, and $45 million in 2012.
Purchase Obligations:  During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements.  In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2014, we had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2017. The total payments expected to be made under these agreements are $40 million, of which $38 million relate to take or pay obligations from arrangements with suppliers for the sourcing of inventory supplies and materials and $2 million relate to information technology software and services arrangements. We do not anticipate the cancellation of any of our take or pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
Tax Obligations:  We have approximately $96 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of our global tax examinations, or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $50 million tax benefit, with cash payments not expected to exceed $25 million.
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
We outsource certain corporate functions, such as benefit administration and information technology-related services, the longest of which is expected to expire in 2019. Our remaining payments under these contracts are approximately $319 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.
As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects with our government customers. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2014, outstanding Performance Bonds totaled approximately $1.6 billion, compared to $1.8 billion at December 31, 2013. Any future disruptions, uncertainty, or volatility in bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs to obtain such Performance Bonds.
Off-Balance Sheet Arrangements:  Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $293 million at December 31, 2014, compared to $50 million at December 31, 2013.
Outstanding Long-Term Receivables:  We had net non-current long-term receivables of $31 million at December 31, 2014, compared to net non-current long-term receivables of $1 million (net of allowances for losses of $14 million) at December 31, 2013. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 13%.
Sales of Receivables
From time to time, we sell accounts receivable and long-term receivables to third-parties under one-time arrangements while others have been sold to third-parties. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2014, 2013, and 2012:

Years ended December 31	2014	2013	2012
Accounts receivable sales proceeds	$50	$14	$12
Long-term receivables sales proceeds	124	131	178
Total proceeds from receivable sales	$174	$145	$190
At December 31, 2014, the Company had retained servicing obligations for $496 million of long-term receivables, compared to $434 million of long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities for sold accounts receivables and long-term receivables.
Adequate Internal Funding Resources
We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash and cash equivalents in the U.S. and the ability to repatriate funds from foreign jurisdictions.
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
Indemnification Provisions:  We may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, we have not made significant payments under these agreements, nor have there been significant claims asserted against us. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. In some instances we may have recourse against third-

parties for certain payments made by us. Further, our obligations under divestiture agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 18 months, and for amounts not in excess of a percentage of the contract value.
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
Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates.
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
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of our long-term contracts, determining Estimated Costs at Completion is complex and subject to many variables. We have a standard and disciplined quarterly Estimated Costs at Completion process in which management reviews the progress and performance of open contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive project performance, and may result in an increase in operating income during the performance of individual contracts. Likewise, these adjustments may result in a decrease in operating income if Estimated Costs at Completion increase. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on Operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2014, 2013, and 2012. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
Multiple-Element Arrangements
Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple-element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements that include products containing software that functions together with the equipment to deliver its essential functionality, undelivered software elements that relate to the product's essential software, and undelivered non-software services, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in our control.
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
We allocate arrangement consideration to multiple software or software-related deliverables, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is post contract support, service revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, we use the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.
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
At December 31, 2014 and 2013, Inventories consisted of the following:

December 31	2014	2013
Finished goods	$163	$157
Work-in-process and production materials	313	315
	476	472
Less inventory reserves	(131)	(125)
	$345	$347
We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, our inventory reserves represented 28% of the gross inventory balance at December 31, 2014, compared to 26% of the gross inventory balance at December 31, 2013. We have inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourced manufacturing.
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
During 2014, the movement in our deferred tax valuation allowances primarily relates to deferred tax assets that are not more-likely-than-not to be realizable based on estimates of future taxable income, net of expiration of carryforwards. During 2013, our deferred tax valuation allowances were adjusted primarily for current year movement in deferred taxes and expiration of carryforwards.
We have a total deferred tax asset valuation allowance of approximately $226 million against gross deferred tax assets of approximately $3.6 billion as of December 31, 2014, compared to total deferred tax asset valuation allowance of approximately $200 million against net deferred tax assets of approximately $3.7 billion as of December 31, 2013.

Retirement Benefits
Our benefit obligations and net periodic pension cost (benefits) associated with our domestic noncontributory pension plans (“U.S. Pension Benefit Plans”), our foreign noncontributory pension plans (“Non-U.S. Plans”), as well as our domestic postretirement health care plan (“Postretirement Health Care Benefits”), are determined using actuarial assumptions.  The assumptions are based on management’s best estimates, after consulting with outside investment advisors and actuaries.
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
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. Our investment return assumption for the U.S. Pension Benefit Plans and Postretirement Healthcare Benefits Plan was 7.00% in both 2014 and 2013. At December 31, 2014, the pension plans and the Postretirement Health Care Benefits Plan investment portfolios were comprised of approximately 43 percent and 20 percent equity investments, respectively.
A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. pension benefit obligations were 4.30% and 5.15% at December 2014 and 2013, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 3.90% and 4.65% at December 31, 2014 and 2013, respectively.
A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by us based upon our long-term plans for such increases. Our 2014 and 2013 rate for future compensation increase for the U.S. Pension Benefit Plans was 0%, as the salaries to be utilized for calculation of benefits under these plans have been frozen. For the Postretirement Health Care Benefits Plan, we review external data and our own historical trends for health care costs to determine the health care cost trend rates. The health care cost trend rate used to determine the accumulated postretirement benefit obligation and 2015 net periodic benefit was 7.75%, then grading down to a rate of 5.00% in 2021.  The health care cost trend rate used to determine the December 31, 2013 accumulated postretirement benefit obligation was 8.50% for 2014, remaining flat at 8.50% through 2015, then grading down to a rate of 5.00% in 2020.
Prior to 2013, unrecognized gains and losses were amortized over periods ranging from three to thirteen years. At the close of fiscal 2012, we determined that the majority of the plan participants in our Regular and United Kingdom pension plans were no longer actively employed due to significant employee exits as a result of our recent divestitures. Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant.  As such, depending on the specific plan, we amortize gains and losses over periods ranging from four to thirty-six years. Prior service costs are being amortized over periods ranging from six to twelve years. Benefits under all pension plans are valued based on the projected unit credit cost method.
Our pension deficit is impacted by the volatility of corporate bond rates which are used to determine the plan discount rate as well as returns on the pension plan asset portfolio. The discount rate used to measure the New Plan liability at the end of 2014 was 4.30%, compared to 5.15% in the prior year. As of December 31, 2014, changing the New Plan discount rate by one percentage point would change the net periodic pension cost in 2015 as follows:

	1% Point Increase	1% Point Decrease
Increase (decrease) in:
New Plans' net periodic pension costs	$(7)	$4
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
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Products and Services segments each meet the definition of a reporting unit. We performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2014, 2013, and 2012. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. For fiscal years 2014, 2013, and 2012, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill.
Recent Accounting Pronouncements
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
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for new products, (c) customer spending, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) competitive position and our ability to maintain a leadership position in our core products, (g) increased competition, (h) the impact of regulatory matters, (i) the impact from the allocation and regulation of spectrum, particularly with respect to broadband spectrum, (j) the firmness of each segment's backlog, (k) the competitiveness of the patent portfolio, (l) the impact of research and development (m) the availability of materials and components, energy supplies and labor, and (n) the seasonality of the business,; (2) “Properties,” about the sufficiency of our manufacturing capacity and the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis,” about: (a) market growth/contraction, demand, spending and resulting opportunities, (b) the increase in public safety LTE revenues in 2015, (c) the decline in iDEN, (d) the return of capital to shareholders through dividends and/or repurchasing shares, (e) the success of our business strategy and portfolio, (f) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (g) our ability and cost to repatriate funds, (h) the impact of the timing and level of sales and the geographic location of such sales, (i) the impact of maintaining inventory, (j) future cash contributions to pension plans or retiree health benefit plans, (k) the liquidity of our investments, (l) our ability and cost to access the capital markets, (m) our ability to borrow and the amount available under our credit facilities, (n) our ability to retire outstanding debt, (o) our ability and cost to obtain Performance Bonds, (p) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (q) expected payments pursuant to commitments under long-term agreements, (r) the ability to meet minimum purchase obligations, (s) our ability to sell accounts receivable and the terms and amounts of such sales, (t) the outcome and effect of ongoing and future legal proceedings, (u) the impact of recent accounting pronouncements on our financial statements, (v) the impact of the loss of key customers, and (w) the expected effective tax rate and deductibility of certain items; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
Some of the risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors.” We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors,” and those described elsewhere in this report or in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2014, we have $3.4 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Of this total long-term debt amount, a $36 million Euro-denominated variable interest loan has a hedge that changes the interest rate characteristics from variable to fixed-rate. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.
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
At December 31, 2014, we had outstanding foreign exchange contracts totaling $628 million, compared to $837 million outstanding at December 31, 2013. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which is charged to Other within Other income (expense) in our consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2014 and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	2014	2013
Euro	$214	$(132)
Chinese Renminbi	(161)	(181)
Norwegian Krone	(90)	(95)
Australian Dollar	(42)	(17)
British Pound	34	257
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of currency forward contracts and options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $62 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.

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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 13, 2015

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2014	2013	2012
Net sales from products	$3,807	$4,109	$4,236
Net sales from services	2,074	2,118	2,033
Net sales	5,881	6,227	6,269
Costs of product sales	1,678	1,808	1,795
Costs of services sales	1,372	1,310	1,280
Costs of sales	3,050	3,118	3,075
Gross margin	2,831	3,109	3,194
Selling, general and administrative expenses	1,184	1,330	1,472
Research and development expenditures	681	761	790
Other charges	1,972	71	12
Operating earnings (loss)	(1,006)	947	920
Other income (expense):
Interest expense, net	(126)	(113)	(66)
Gains on sales of investments	5	37	26
Other	(34)	9	1
Total other expense	(155)	(67)	(39)
Earnings (loss) from continuing operations before income taxes	(1,161)	880	881
Income tax expense (benefit)	(465)	(59)	211
Earnings (loss) from continuing operations	(696)	939	670
Earnings from discontinued operations, net of tax	1,996	166	211
Net earnings	1,300	1,105	881
Less: Earnings attributable to noncontrolling interests	1	6	—
Net earnings attributable to Motorola Solutions, Inc.	$1,299	$1,099	$881
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings (loss) from continuing operations, net of tax	$(697)	$933	$670
Earnings from discontinued operations, net of tax	1,996	166	211
Net earnings	$1,299	$1,099	$881
Earnings (loss) per common share:
Basic:
Continuing operations	$(2.84)	$3.51	$2.29
Discontinued operations	8.13	0.62	0.73
	$5.29	$4.13	$3.02
Diluted:
Continuing operations	$(2.84)	$3.45	$2.25
Discontinued operations	8.13	0.61	0.71
	$5.29	$4.06	$2.96
Weighted average common shares outstanding:
Basic	245.6	266.0	292.1
Diluted	245.6	270.5	297.4
Dividends declared per share	$1.30	$1.14	$0.96
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(In millions)	2014	2013	2012
Net earnings	$1,300	$1,105	$881
Other comprehensive income (loss):
Amortization of retirement benefit adjustments, net of tax of $17, $40, and $99	44	70	177
Mid-year remeasurement of retirement benefit adjustments and other amendment, net of tax of $(294), $-, and $52	(353)	—	87
Year-end remeasurement of retirement benefit adjustments, net of tax of $(153), $571, and $(419)	(365)	953	(707)
Pension settlement adjustment, net of tax of $715	1,168	—	—
Foreign currency translation adjustment, net of tax of $(9), $(7), and $(4)	(49)	(4)	14
Net gain (loss) on derivative hedging instruments, net of tax of $-, $1, and $(1)	1	(2)	4
Net unrealized gain (loss) on securities, net of tax of $26, $1, and $1	46	(4)	1
Disposition of the Enterprise business, net of tax of $(16)	(60)	—	—
Total other comprehensive income (loss)	432	1,013	(424)
Comprehensive income	1,732	2,118	457
Less: Earnings attributable to noncontrolling interest	1	6	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$1,731	$2,112	$457
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2014	2013
ASSETS
Cash and cash equivalents	$3,954	$3,225
Accounts receivable, net	1,409	1,369
Inventories, net	345	347
Deferred income taxes	431	451
Other current assets	740	635
Current assets held for disposition	—	993
Total current assets	6,879	7,020
Property, plant and equipment, net	549	610
Investments	316	232
Deferred income taxes	2,151	1,990
Goodwill	383	361
Other assets	145	89
Non-current assets held for disposition	—	1,549
Total assets	$10,423	$11,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	540	583
Accrued liabilities	1,706	1,763
Current liabilities held for disposition	—	870
Total current liabilities	2,250	3,220
Long-term debt	3,396	2,457
Other liabilities	2,011	2,314
Non-current liabilities held for disposition	—	171
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	3
Authorized shares: 600.0
Issued shares: 12/31/14—220.5; 12/31/13—255.5
Outstanding shares: 12/31/14—219.8; 12/31/13—254.5
Additional paid-in capital	1,178	3,518
Retained earnings	3,410	2,425
Accumulated other comprehensive loss	(1,855)	(2,287)
Total Motorola Solutions, Inc. stockholders’ equity	2,735	3,659
Noncontrolling interests	31	30
Total stockholders’ equity	2,766	3,689
Total liabilities and stockholders’ equity	$10,423	$11,851
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2012	320	$7,074	$(2,876)	$1,016	$60
Net earnings				881	—
Net unrealized gain on securities, net of tax of $1			1
Foreign currency translation adjustments, net of tax benefit of $(4)			14
Amortization of retirement benefit adjustments, net of tax of $99			177
Remeasurement of retirement benefits, net of tax of $52			87
Year-end and other retirement adjustments, net of tax of $(419)			(707)
Issuance of common stock and stock options exercised	6.9	80
Share repurchase program	(49.6)	(2,438)
Excess tax benefit from share-based compensation		20
Share-based compensation expense		184
Net gain on derivative hedging instruments, net of tax of $(1)			4
Acquisition of noncontrolling interest from Japanese subsidiary		20			(35)
Dividends declared				(272)
Balance as of December 31, 2012	277.3	$4,940	$(3,300)	$1,625	$25
Net earnings				1,099	6
Net unrealized loss on securities, net of tax of $1			(4)
Foreign currency translation adjustments, net of tax of $(7)			(4)
Amortization of retirement benefit adjustments, net of tax of $40			70
Year-end and other retirement adjustments, net of tax of $571			953
Issuance of common stock and stock options exercised	6.8	100
Share repurchase program	(28.6)	(1,694)
Excess tax benefit from share-based compensation		25
Share-based compensation expense		153
Net loss on derivative hedging instruments, net of tax of $1			(2)
Purchase of noncontrolling interest in subsidiary		(3)			(1)
Dividends declared				(299)
Balance as of December 31, 2013	255.5	$3,521	$(2,287)	$2,425	$30
Net earnings				1,299	1
Net unrealized gain on securities, net of tax of $26			46
Foreign currency translation adjustments, net of tax of $(9)			(49)
Mid-year remeasurement of retirement benefits, net of tax of $(294)			(353)
Pension settlement adjustment, net of tax of $715			1,168
Amortization of retirement benefit adjustments, net of tax of $17			44
Year-end retirement adjustments, net of tax of $(153)			(365)
Issuance of common stock and stock options exercised	4.4	86
Share repurchase program	(39.4)	(2,546)
Excess tax benefit from share-based compensation		5
Share-based compensation expense		114
Net gain on derivative hedging instruments, net of tax of $-			1
Dividends declared				(314)
Disposition of the Enterprise business, net of tax of ($16)			(60)
Balance as of December 31, 2014	220.5	$1,180	$(1,855)	$3,410	$31
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2014	2013	2012
Operating
Net earnings attributable to Motorola Solutions, Inc.	$1,299	$1,099	$881
Earnings attributable to noncontrolling interests	1	6	—
Net earnings	1,300	1,105	881
Earnings from discontinued operations, net of tax	1,996	166	211
Earnings (loss) from continuing operations, net of tax	(696)	939	670
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	173	158	151
Non-cash other income	—	(14)	—
Gain on sale of building and land	(21)	—	—
Loss on pension plan settlement	1,883	—	—
Share-based compensation expense	94	120	146
Gains on sales of investments	(5)	(37)	(26)
Loss from the extinguishment of long-term debt	37	—	6
Deferred income taxes	(557)	(334)	114
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(62)	(36)	81
Inventories	(5)	(8)	(2)
Other current assets	(47)	50	(112)
Accounts payable and accrued liabilities	(120)	(232)	(106)
Other assets and liabilities	(1,359)	(51)	(248)
Net cash provided by (used for) operating activities from continuing operations	(685)	555	674
Investing
Acquisitions and investments, net	(47)	(57)	83
Proceeds from (used for) sales of investments and businesses, net	3,403	61	(58)
Capital expenditures	(181)	(169)	(170)
Proceeds from sales of property, plant and equipment	33	66	40
Proceeds from sales of Sigma Fund investments and short-term investments, net	—	2,133	1,075
Net cash provided by investing activities from continuing operations	3,208	2,034	970
Financing
Repayment of debt	(465)	(4)	(413)
Net proceeds from issuance of debt	1,375	593	747
Contributions to Motorola Mobility	—	—	(73)
Issuance of common stock	135	165	133
Purchase of common stock	(2,546)	(1,694)	(2,438)
Excess tax benefit from share-based compensation	11	25	20
Payment of dividends	(318)	(292)	(270)
Distributions from discontinued operations	93	365	217
Net cash used for financing activities from continuing operations	(1,715)	(842)	(2,077)
Net cash provided by operating activities from discontinued operations	95	389	396
Net cash provided by (used for) investing activities from discontinued operations	4	(24)	(173)
Net cash used for financing activities from discontinued operations	(93)	(365)	(217)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(6)	—	(6)
Net cash provided by discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(79)	10	20
Net increase in cash and cash equivalents	729	1,757	(413)
Cash and cash equivalents, beginning of period	3,225	1,468	1,881
Cash and cash equivalents, end of period	$3,954	$3,225	$1,468
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$128	$122	$109
Income and withholding taxes, net of refunds	105	246	127
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in millions, except as noted)
1.    Summary of Significant Accounting Policies
Principles of Consolidation:    The consolidated financial statements include the accounts of Motorola Solutions, Inc. (the “Company” or “Motorola Solutions”) and all controlled subsidiaries. All intercompany transactions and balances have been eliminated.
The consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, statement of stockholder's equity, and cash flows for all periods presented.
Use of Estimates: The preparation of financial statements in conformity with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of the Company’s long-term contracts, determining Estimated Costs at Completion is complex and subject to many variables. The Company has a standard and disciplined quarterly Estimated Costs at Completion process in which management reviews the progress and performance of open contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive project performance, and may result in an increase in operating income during the performance of individual contracts. Likewise, these adjustments may result in a decrease in operating income if Estimated Costs at Completion increase. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on Operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2014, 2013, and 2012. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
Multiple-Element Arrangements
Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple-element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements that include products containing software that functions together with the equipment to deliver its essential functionality, undelivered software elements that relate to the product's essential software, and undelivered non-software services deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company.
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
The Company allocates arrangement consideration to multiple software or software-related deliverables, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is post contract support, service revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, the Company uses the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $63 million at both December 31, 2014 and December 31, 2013.
Sigma Fund:    Prior to December 2013, the Company invested most of its U.S. dollar-denominated cash in a fund (the “Sigma Fund”) which was managed by independent investment management firms under specific investment guidelines restricting the type of investments held and their time to maturity. In December 2013, the Company completed the liquidation of the Sigma Fund and migrated the international U.S. dollar denominated cash to a U.S. dollar cash pool invested primarily in U.S. dollar prime money market funds. These money market funds are classified as Cash and cash equivalents within the consolidated balance sheet as of both December 31, 2014 and 2013
Investments:    Investments in equity and debt securities classified as available-for-sale are carried at fair value. When applicable, debt securities classified as held-to-maturity are carried at amortized cost. Equity securities that are restricted for more than one year or that are not publicly traded are carried at cost. Certain investments are accounted for using the equity method if the Company has significant influence over the issuing entity.
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
Goodwill and Intangible Assets:    Goodwill is assessed for impairment at least annually at the reporting unit level. The Company performs its annual assessment of goodwill for impairment in the fourth quarter of each fiscal year. The annual assessment is performed using the two-step goodwill test which may also include the optional qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.
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
Earnings Per Share:    The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings (loss) attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to Motorola Solutions, Inc. by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings attributable to Motorola Solutions, Inc. for all periods presented.
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
Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $61 million, $76 million and $80 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Recent Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

2.    Discontinued Operations
On April 14, 2014, the Company entered into a Master Acquisition Agreement (the “Acquisition Agreement”) with Zebra Technologies Corporation ("Zebra") to sell the Company’s Enterprise business for $3.5 billion in cash. The transaction closed on October 27, 2014. The historical financial results of the Enterprise business, excluding those assets and liabilities retained in the transaction, are reflected in the Company's consolidated financial statements and footnotes as discontinued operations for all periods presented.
On January 1, 2012, the Company completed a series of transactions which resulted in exiting the amateur, marine and airband radio businesses.  The operating results of the amateur, marine and airband radio businesses are reported as discontinued operations in the consolidated statements of operations for the year ended December 31, 2012.
The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2014, 2013, and 2012.

Years ended December 31	2014	2013	2012
Net sales	$1,904	$2,469	$2,429
Operating earnings	203	268	347
Gains on sales of investments and businesses, net	1,888	3	7
Earnings before income taxes	2,074	266	341
Income tax expense	78	100	130
Earnings from discontinued operations, net of tax	1,996	166	211
The following table displays a summary of the assets and liabilities held for sale as of December 31, 2013:

2013
Assets
Accounts receivable, net	$551
Deferred income taxes	219
Inventories, net	175
Other current assets	134
Property, plant and equipment, net	201
Investments	19
Goodwill	1,149
Other assets	94
$2,542
Liabilities
Accounts payable	$231
Accrued liabilities	639
Other liabilities	171
$1,041

3.    Other Financial Data
Statement of Operations Information
Other Charges (income)
Other charges (income) included in Operating earnings (loss) consist of the following:

Years ended December 31	2014	2013	2012
Other charges (income):
Intangibles amortization (see Note 14)	$4	$1	$1
Reorganization of businesses (see Note 13)	64	70	27
Settlement of pension plan, including transaction fees (see Note 7)	1,917	—	—
Legal and related insurance matters, net	8	—	(16)
Gain on sale of building and land	(21)	—	—
	$1,972	$71	$12
During 2014, the Company completed the sale of a building and parcel of land on its Schaumburg, Illinois campus with a net book value of $3 million for net cash proceeds of $24 million resulting in a gain on sale of $21 million. Also, the Company recognized an $8 million loss related to the settlement of a legal matter.
During 2012, the Company recorded a $16 million gain in connection with the settlement of a legal matter involving the legacy paging business.
Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31	2014	2013	2012
Interest expense, net:
Interest expense	$(147)	$(132)	$(108)
Interest income	21	19	42
	$(126)	$(113)	$(66)
Other:
Loss from the extinguishment of long-term debt	$(37)	$—	$(6)
Investment impairments	—	(3)	(4)
Foreign currency loss	(7)	(9)	(1)
Gains on equity method investments	16	10	3
Other	(6)	11	9
	$(34)	$9	$1

Earnings Per Common Share
Basic and diluted earnings per common share from both continuing operations and net earnings attributable to Motorola Solutions, Inc. is computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings (loss) from Continuing Operations			Net Earnings
Years ended December 31	2014	2013	2012	2014	2013	2012
Basic earnings per common share:
Earnings (loss)	$(697)	$933	$670	$1,299	$1,099	$881
Weighted average common shares outstanding	245.6	266.0	292.1	245.6	266.0	292.1
Per share amount	$(2.84)	$3.51	$2.29	$5.29	$4.13	$3.02
Diluted earnings per common share:
Earnings (loss)	$(697)	$933	$670	$1,299	$1,099	$881
Weighted average common shares outstanding	245.6	266.0	292.1	245.6	266.0	292.1
Add effect of dilutive securities:
Share-based awards	—	4.5	5.3	—	4.5	5.3
Diluted weighted average common shares outstanding	245.6	270.5	297.4	245.6	270.5	297.4
Per share amount	$(2.84)	$3.45	$2.25	$5.29	$4.06	$2.96
For the year ended December 31, 2014, the Company had a net loss from continuing operations and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive, including the assumed exercise of 6.3 million stock options and the assumed vesting of 1.1 million restricted stock units. In the computation of diluted earnings per common share from continuing operations and on a net earnings basis for the years ended December 31, 2013 and December 31, 2012, the assumed exercise of 5.6 million and 5.9 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information
Investments
Investments consist of the following:

	Recorded Value	Less
December 31, 2014	Investments	Unrealized Gains	Cost Basis
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$14	$—	$14
Corporate bonds	16	—	16
Mutual funds	2	—	2
Common stock and equivalents	71	70	1
	103	70	33
Other investments, at cost	191	—	191
Equity method investments	22	—	22
	$316	$70	$246

Recorded Value
December 31, 2013	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$15
Corporate bonds	7
Mutual funds	11
Common stock and equivalents	2
35
Other investments, at cost	182
Equity method investments	15
$232
During the years ended December 31, 2013 and 2012, the Company recorded investment impairment charges of $3 million and $4 million, respectively, representing other-than-temporary declines in the value of the Company’s equity investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.
Accounts Receivable, Net
Accounts receivable, net, consist of the following:

December 31	2014	2013
Accounts receivable	$1,444	$1,422
Less allowance for doubtful accounts	(35)	(53)
	$1,409	$1,369

Inventories, Net
Inventories, net, consist of the following:

December 31	2014	2013
Finished goods	$163	$157
Work-in-process and production materials	313	315
	476	472
Less inventory reserves	(131)	(125)
	$345	$347
Other Current Assets
Other current assets consist of the following:

December 31	2014	2013
Costs and earnings in excess of billings	$417	$405
Tax-related deposits and refunds receivable	103	107
Zebra receivable for cash transferred	49	—
Other	171	123
	$740	$635
In conjunction with the sale of the Enterprise business to Zebra, the Company transfered legal entities which maintained cash balances. Approximately $49 million of cash balances will be reimbursed by Zebra in accordance with the Acquisition Agreement.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2014	2013
Land	$18	$22
Building	559	582
Machinery and equipment	1,672	1,642
	2,249	2,246
Less accumulated depreciation	(1,700)	(1,636)
	$549	$610
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $169 million, $157 million and $150 million, respectively.

Other Assets
Other assets consist of the following:

December 31	2014	2013
Intangible assets	$23	$6
Long-term receivables	31	1
Other	91	82
	$145	$89
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2014	2013
Deferred revenue	$355	$359
Compensation	190	315
Billings in excess of costs and earnings	358	295
Tax liabilities	91	85
Customer liabilities	55	52
Dividend payable	75	79
Other	582	578
	$1,706	$1,763
Other Liabilities
Other liabilities consist of the following:

December 31	2014	2013
Defined benefit plans	$1,611	$1,751
Postretirement health care benefit plan	49	117
Deferred revenue	139	162
Unrecognized tax benefits	54	99
Other	158	185
	$2,011	$2,314
Stockholders’ Equity Information
Share Repurchase Program: During 2014, the Company paid an aggregate of $2.5 billion, including transaction costs, to repurchase 39.4 million shares at an average price of $64.63 per share. During 2013, the Company paid an aggregate of $1.7 billion, including transaction costs, to repurchase 28.6 million shares at an average price of $59.30. During 2012, the Company paid an aggregate of $2.4 billion, including transaction costs, to repurchase 49.6 million shares at an average price of $49.14.
On November 4, 2014, the Company announced that its Board of Directors authorized up to $5.0 billion in additional funds for share repurchases, bringing the aggregate amount of the share repurchase program to $12.0 billion. As of December 31, 2014, the Company had used approximately $7.8 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $4.2 billion of authority available for future repurchases.
Payment of Dividends:  On July 31, 2014, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.31 per share to $0.34 per share of common stock. During the years ended December 31, 2014, 2013, and 2012 the Company paid $318 million, $292 million, and $270 million respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, net of tax, by component from January 1, 2014 to December 31, 2014:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Retirement Benefit Items	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$(1)	$(2)	$(2,188)	$(96)	$(2,287)
Other comprehensive income (loss) before reclassifications	—	46	(718)	(49)	(721)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1,211	(59)	1,153
Net current-period other comprehensive income (loss)	1	46	493	(108)	432
Balance as of December 31, 2014	$—	$44	$(1,695)	$(204)	$(1,855)
The following table displays the amounts reclassified from Accumulated other comprehensive loss and the affected line item in the consolidated statements of operations during 2014:

Years ended December 31	2014	2013	Statement of Operations Location
Loss (gain) on cash flow hedges:
Foreign exchange contracts	$1	$(1)	Cost of sales
	$1	$(1)	Net of tax
Unrealized Gains and Losses on Available-for-Sale Securities:
Realized gain	$—	$(4)	Gains on sales of investments and businesses, net
	—	1	Tax benefit
	$—	$(3)	Net of tax
Foreign Currency Translation Adjustments:
Disposition of the Enterprise business	$(75)	$—	Earnings from discontinued operations
	16	—	Tax expense
	$(59)	$—	Net of tax
Retirement Benefit Items:
Amortization of prior-service costs	$(57)	$(49)	Selling, general, and administrative expenses
Amortization of actuarial net losses	118	159	Selling, general, and administrative expenses
Settlement of pension plan	1,883	—	Other charges
Disposition of the Enterprise business retirement benefits	(1)	—	Earnings from discontinued operations
	1,943	110	Total before tax
	(732)	(40)	Tax benefit
	$1,211	$70	Net of tax
Total reclassifications for the period, net of tax	$1,153	$66

4.    Debt and Credit Facilities
Long-Term Debt

December 31	2014	2013
6.0% senior notes due 2017	$—	$399
3.5% senior notes due 2021	395	—
3.75% senior notes due 2022	748	747
3.5% senior notes due 2023	594	593
4.0% senior notes due 2024	589	—
6.5% debentures due 2025	118	118
7.5% debentures due 2025	346	346
6.5% debentures due 2028	36	36
6.625% senior notes due 2037	54	54
5.5% senior notes due 2044	400	—
5.22% debentures due 2097	91	89
Other long-term debt	36	58
	3,407	2,440
Adjustments for unamortized gains on interest rate swap terminations	(7)	21
Less: current portion	(4)	(4)
Long-term debt	$3,396	$2,457
During the year ended December 31, 2014, the Company redeemed $400 million aggregate principal amount outstanding of its 6.000% Senior Notes due November 2017 for an aggregate purchase price of approximately $456 million. After accelerating the amortization of debt issuance costs, debt discounts, and hedge adjustments, the Company recognized a loss of $37 million related to the redemption within Other income (expense) in the consolidated statement of operations. The Company issued an aggregate face principal amount of $1.4 billion including: (i) $600 million of 4.000% Senior Notes due 2024, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds of $583 million, (ii) $400 million of 3.500% Senior Notes due 2021, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds of $393 million, and (iii) $400 million of 5.500% Senior Notes due 2044, of which, after debt issuance costs and debt discounts, the Company recognized net proceeds of $394 million.
During the year ended December 31, 2013, the Company issued an aggregate face principal amount of $600 million of 3.500% Senior Notes due March 1, 2023, recognizing net proceeds of $588 million, after debt issuance costs and debt discounts.
During the year ended December 31, 2012, the Company issued an aggregate face principal amount of $750 million of 3.750% Senior Notes due 2022 (the “2022 Senior Notes”).  The Company also redeemed $400 million aggregate principal amount outstanding of its 5.375% Senior Notes due November 2012 for an aggregate purchase price of approximately $408 million.  After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $6 million related to this redemption within Other income (expense) in the consolidated statements of operations.  This debt was repurchased with a portion of the proceeds from the issuance of the 2022 Senior Notes.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2015—$4 million; 2016—$5 million; 2017—$5 million; 2018—$6 million; and 2019—$11 million.
Credit Facilities
As of December 31, 2014, the Company had a $2.1 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019 which replaced the previous $1.5 billion unsecured syndicated revolving credit facility (the “2011 Motorola Solutions Credit Agreement”). The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company is no longer subject to a minimum interest coverage covenant under the new facility. The Company was in compliance with its financial covenants as of December 31, 2014. The Company did not borrow under the 2011 Motorola Solutions Credit Agreement or the 2014 Motorola Solutions Credit Agreement during the twelve months ended December 31, 2014.
As of December 31, 2014, the Company had a letter of credit sub-limit of $450 million under the 2014 Motorola Solutions Credit Agreement. No letters of credit were issued under the revolving credit facility as of December 31, 2014.

5.    Risk Management
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
The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against gains or losses on the underlying operational cash flows or investments based on the Company's assessment of risk. The Company enters into derivative contracts for some of its non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2014, the Company had outstanding foreign exchange contracts totaling $628 million, compared to $837 million outstanding at December 31, 2013. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which is charged to Other within Other income (expense) in the Company’s consolidated statements of operations.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2014 and the corresponding positions as of December 31, 2013:

	Notional Amount
Net Buy (Sell) by Currency	2014	2013
Euro	$214	$(132)
Chinese Renminbi	(161)	(181)
Norwegian Krone	(90)	(95)
Australian Dollar	(42)	(17)
British Pound	34	257
Interest Rate Risk
As part of its liability management program, one of the Company's European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company's consolidated statements of operations. The weighted average fixed rate payment on the Interest Agreements for the year ended December 31, 2014 was 4.02%. The fair value of the Interest Agreements was a liability position of $2 million at December 31, 2014, compared to a liability position of $3 million at December 31, 2013.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of December 31, 2014, the Company was exposed to an aggregate credit risk of approximately $1 million with all counterparties.

Derivative Financial Instruments
The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company at December 31, 2014 and 2013:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	5	Other liabilities
Interest agreements	—	Other assets	2	Other liabilities
Total derivatives	$1		$7

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2013	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$1	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	Other assets	1	Other liabilities
Interest agreements	—	Other assets	3	Other liabilities
Total derivatives not designated as hedging instruments	4		4
Total derivatives	$4		$5
The following table summarizes the effect of derivative instruments in the Company's consolidated statements of operations, including immaterial amounts related to discontinued operations, for the years ended December 31, 2014, 2013 and 2012:

	December 31			Statement of Operations Location
Gain (Loss) on Derivative Instruments	2014	2013	2012
Derivatives not designated as hedging instruments:
Interest rate contracts	$1	$2	$(1)	Other income (expense)
Foreign exchange contracts	(5)	6	(13)	Other income (expense)
Total derivatives not designated as hedging instruments	$(4)	$8	$(14)
The following table summarizes the gains and losses reclassified from Accumulated other comprehensive loss into Net earnings (loss), including immaterial amounts related to discontinued operations, for the years ended December 31, 2014, 2013 and 2012:

	December 31			Financial Statement Location
Foreign Exchange Contracts	2014	2013	2012
Derivatives in cash flow hedging relationships
Other comprehensive gains (losses) before reclassifications	$—	$(1)	$3	Accumulated other comprehensive loss
Gains (losses) reclassified from Accumulated other comprehensive loss into Net earnings (loss)	(1)	1	(1)	Cost of sales

Derivative instruments activity, net of tax, included in Accumulated other comprehensive loss within the consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Balance at January 1	$(1)	$1	$(3)
Increase (decrease) in fair value	—	(1)	3
Reclassifications to earnings, net of tax	1	(1)	1
Balance at December 31	$—	$(1)	$1

6.     Income Taxes
Components of earnings (loss) from continuing operations before income taxes are as follows:

Years ended December 31	2014	2013	2012
United States	$(1,355)	$585	$566
Other nations	194	295	315
	$(1,161)	$880	$881
Components of income tax expense (benefit) are as follows:

Years ended December 31	2014	2013	2012
United States	$14	$29	$5
Other nations	67	234	91
States (U.S.)	11	12	1
Current income tax expense	92	275	97
United States	(503)	(368)	192
Other nations	(11)	35	(29)
States (U.S.)	(43)	(1)	(49)
Deferred income tax expense (benefit)	(557)	(334)	114
Total income tax expense (benefit)	$(465)	$(59)	$211
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were $286 million, $606 million and $(272) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings. During the fourth quarter of 2014, the Company reassessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries’ earnings were permanently reinvested overseas. The Company intends to utilize these offshore earnings for working capital needs in its international operations. During 2014, the Company recorded a net tax benefit of $19 million related to reversals of deferred tax liabilities related to undistributed foreign earnings due to the change in permanent reinvestment assertion. During 2013, the Company reassessed its unremitted earnings position concluding that certain of its non-U.S. subsidiaries' earnings were permanently reinvested overseas. As a result, the Company recognized a tax benefit of $25 million during 2013 for the reversal of related deferred tax liabilities.
Undistributed earnings that the Company intends to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.5 billion December 31, 2014. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary; however, given the uncertain repatriation time and manner at December 31, 2014, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.  On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional taxes. The portion of earnings not reinvested indefinitely may be distributed without an additional charge given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits. At December 31, 2014, the Company has approximately $400 million of foreign earnings not considered permanently reinvested and which may be repatriated without an additional tax charge.
In 2013, the Company reorganized certain of its non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments, such as potential acquisitions and capital expenditures. During 2013, the Company recognized a $337 million tax benefit associated with the excess tax credits relating to the earnings of certain non-U.S. subsidiaries reorganized under the holding company structure.
Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the consolidated statements of operations are as follows:

Years ended December 31	2014	2013	2012
Income tax expense at statutory rate	$(406)	$308	$308
Tax on non-U.S. earnings	(27)	17	(10)
State income taxes, net of federal benefit	(30)	8	(32)
Recognition of previously unrecognized income tax benefits	(29)	6	—
Other provisions	9	(4)	(10)
Valuation allowances	55	(3)	(60)
Section 199 deduction	(12)	(14)	(14)
Tax on undistributed non-U.S. earnings	(19)	(22)	29
Research credits	(6)	(18)	—
Tax benefit of repatriated non-U.S. earnings	—	(337)	—
	$(465)	$(59)	$211
Gross deferred tax assets were $3.6 billion and $3.7 billion at December 31, 2014 and 2013, respectively. Deferred tax assets, net of valuation allowances, were $3.4 billion and $3.5 billion at December 31, 2014 and 2013, respectively. Gross deferred tax liabilities were $774 million and $1.1 billion at December 31, 2014 and 2013, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2014	2013
Inventory	$34	$46
Accrued liabilities and allowances	148	129
Employee benefits	799	814
Capitalized items	379	144
Tax basis differences on investments	(10)	17
Depreciation tax basis differences on fixed assets	52	12
Undistributed non-U.S. earnings	(18)	(6)
Tax carryforwards	1,246	1,294
Business reorganization	22	39
Warranty and customer liabilities	19	19
Deferred revenue and costs	136	159
Valuation allowances	(226)	(200)
Deferred charges	39	38
Other	(38)	(64)
	$2,582	$2,441
At December 31, 2014 and 2013, the Company had valuation allowances of $226 million and $200 million, respectively, against its deferred tax assets, including $195 million and $178 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net increase of $17 million during 2014 and a net decrease of $56 million during 2013. The increase in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries during 2014 relates to deferred tax assets that are not more-likely-than-not to be realizable based on estimates of future taxable income. The decrease in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries during 2013 reflects current year deferred tax movements, expiration of loss carryforwards and exchange rate variances.
The Company’s U.S. valuation allowance had a net increase of $9 million during 2014 and a net decrease of $4 million during 2013. The U.S. valuation allowance of $31 million as of December 31, 2014 primarily relates to state tax carryforwards. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2014	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	76	$26	2021-2033
Foreign tax credits	—	686	2018-2023
General business credits	—	174	2025-2034
Minimum tax credits	—	100	Unlimited
State tax losses	1,502	41	2015-2031
State tax credits	—	27	2018-2026
Non-U.S. Subsidiaries:
China tax losses	212	53	2015-2016
Japan tax losses	93	33	2017-2021
Germany tax losses	108	31	Unlimited
United Kingdom tax losses	102	21	Unlimited
Singapore tax losses	50	8	Unlimited
Other subsidiaries tax losses	70	18	Various
Spain tax credits	—	27	2017-2021
Other subsidiaries tax credits	—	1	Various
		$1,246
The Company had unrecognized tax benefits of $96 million and $147 million at December 31, 2014 and December 31, 2013, respectively, of which approximately $76 million and $125 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.
A roll-forward of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$147	$157
Additions based on tax positions related to current year	4	13
Additions for tax positions of prior years	21	70
Reductions for tax positions of prior years	(55)	(10)
Settlements and agreements	(19)	(82)
Lapse of statute of limitations	(2)	(1)
Balance at December 31	$96	$147

The IRS is currently examining the Company's 2012 and 2013 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2008-2014
China	2002-2014
France	2010-2014
Germany	2008-2014
India	1997-2014
Israel	2012-2014
Japan	2011-2014
Malaysia	2009-2014
Singapore	2010-2014
United Kingdom	2008-2014
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
At December 31, 2014, the Company had $26 million accrued for interest and $26 million accrued for penalties on unrecognized tax benefits. At December 31, 2013, the Company had $25 million and $27 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

7.    Retirement Benefits
Pension and Postretirement Health Care Benefits Plans
The Company’s noncontributory pension plan (the “Regular Pension Plan”) covered U.S. employees hired prior to January 1, 2005, who became eligible after one year of service. The benefit formula was dependent upon employee earnings and years of service. During 2014, the Company terminated this plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom and Germany (the “Non U.S. Pension Benefit Plans”). Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
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
Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants. During 2012, the Postretirement Health Care Benefits Plan was amended ("the Original Amendment"). As of January 1, 2013, benefits under the Postretirement Health Care Benefits Plan, are paid to a retiree health reimbursement account instead of directly providing health insurance coverage to certain participants.  Covered retirees are now able to use the annual subsidy they receive through this account toward the purchase of their own health care coverage from private insurance companies and for reimbursement of eligible health care expenses. The Original Amendment to the Postretirement Health Care Benefits Plan effective January 1, 2013 resulted in a remeasurement of the plan generating an $87 million decrease in accumulated other comprehensive loss, net of taxes. The majority of that $87 million decrease will be recognized by the end of 2015.
In September 2014, the Postretirement Health Care Benefits Plan was amended (“the New Amendment”). As a result of the New Amendment, beginning March 1, 2015, all eligible retirees under the age of 65, will be able to use the annual subsidy they receive through their retiree health reimbursement account toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses. Additionally, the New Amendment eliminated dental benefits under the plan. The New Amendment required a remeasurement of the plan, resulting in a $45 million decrease in Accumulated other comprehensive loss, net of taxes. A substantial portion of the decrease is related to a prior service credit and will be recognized as a credit to the consolidated statements of operations over almost three years, or the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
During the years ended December 31, 2014, 2013, and 2012, $50 million, $43 million, and $16 million of prior service cost credit, respectively, was recognized into the Company’s consolidated statements of operations for amendments to the Postretirement Health Care Benefits Plan.
In September 2014, the Company entered into a Definitive Purchase Agreement (the “Agreement”) by and among the Company, The Prudential Insurance Company of America (“PICA”), Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of the Company’s Regular Pension Plan. Under the Agreement, the Regular Pension Plan planned to purchase from PICA a group annuity contract that requires PICA to pay and administer certain future annuity payments to approximately 30,000 of the Company’s retirees. In anticipation of the Agreement, the Company established a new pension plan with substantially the same terms as the Regular Pension Plan (the “New Plan”) to accommodate the Company's remaining active employees and non-retirees. The establishment of the New Plan resulted in a mid-year remeasurement. On December 3, 2014, the Regular Pension Plan closed its planned purchase of a group annuity from PICA. The total premium paid by the Regular Pension Plan to PICA was the transfer of approximately $3.2 billion in plan assets, and is subject to customary post-closing true-ups. The Regular Pension Plan was then terminated.
Also in September 2014, the Company announced that the New Plan was offering a maximum of $1.0 billion of lump-sum distributions to certain participants who had accrued a pension benefit, had left the Company prior to June 30, 2014, and had not yet started receiving pension benefit payments (the “Eligible Participants”). The aggregate amount of lump-sum elections accepted by Eligible Participants exceeded the maximum of $1.0 billion, and $1.0 billion was paid out from plan assets in December 2014.
As a result of the actions taken to the Plans, the Company recorded a settlement loss of $1.9 billion in 2014 which is recorded in "Other charges" within the statement of operations.

Net Periodic Cost (Benefit)
The net periodic costs (benefit) for pension and Postretirement Health Care Benefits plans were as follows:

	U.S. Pension Benefit Plans			Non U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$15	$11	$10	$2	$2	$3
Interest cost	370	352	349	80	69	73	10	11	16
Expected return on plan assets	(381)	(364)	(421)	(90)	(77)	(77)	(10)	(10)	(12)
Amortization of:
Unrecognized net loss	97	130	260	12	13	22	9	14	12
Unrecognized prior service benefit	—	—	—	(7)	(6)	(3)	(50)	(43)	(16)
Settlement/loss	1,883	—	—	—	—	—	—	—	—
Net periodic pension cost (benefit)	$1,969	$118	$188	$10	$10	$25	$(39)	$(26)	$3

The status of the Company’s plans are as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$7,317	$8,288	$1,904	$1,771	$278	$322
Service cost	—	—	15	11	2	2
Interest cost	370	352	80	69	10	11
Plan amendments	—	—	—	—	(41)	—
Settlements	(4,227)	—	—	—	—	—
Actuarial loss (gain)	1,357	(1,012)	263	91	(14)	(37)
Foreign exchange valuation adjustment	—	—	(146)	(1)	—	—
Employee contributions	—	—	2	2	—	—
Benefit payments	(281)	(311)	(43)	(39)	(23)	(20)
Benefit obligation at December 31	4,536	7,317	2,075	1,904	212	278
Change in plan assets:
Fair value at January 1	6,071	5,426	1,513	1,343	161	155
Return on plan assets	642	806	191	182	21	22
Company contributions	1,112	150	237	32	—	—
Settlements	(3,196)	—	—	—	—	—
Employee contributions	—	—	2	2	—	—
Foreign exchange valuation adjustment	—	—	(96)	(8)	—	—
Lump sum settlements	(1,031)	—	—	—	—	—
Benefit payments	(281)	(311)	(41)	(38)	(19)	(16)
Fair value at December 31	3,317	6,071	1,806	1,513	163	161
Funded status of the plan	(1,219)	(1,246)	(269)	(391)	(49)	(117)
Unrecognized net loss	1,846	2,732	593	483	109	143
Unrecognized prior service benefit	—	—	(35)	(44)	(83)	(92)
Prepaid (accrued) pension cost	$627	$1,486	$289	$48	$(23)	$(66)
Components of prepaid (accrued) pension cost:
Non-current benefit liability	$(1,219)	$(1,246)	$(269)	$(391)	$(49)	$(117)
Deferred income taxes	701	1,002	51	28	10	19
Accumulated other comprehensive loss	1,145	1,730	507	411	16	32
Prepaid (accrued) pension cost	$627	$1,486	$289	$48	$(23)	$(66)
The benefit obligation and plan assets for the Company's plans are measured as of December 31, 2014. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
Prior to 2013, unrecognized gains and losses were amortized over periods ranging from three to thirteen years. At the close of fiscal 2012, the Company determined that the majority of the Company's plan participants in its Regular Pension Plan and United Kingdom pension plan were no longer actively employed by the Company due to significant employee exits as a result of the Company's divestitures. Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from four to thirty-six years. Prior service costs are amortized over periods ranging from six to twelve years. Benefits under all pension plans are valued based on the projected unit credit cost method.
The net periodic cost for 2015 will include amortization of the unrecognized net loss and prior service costs for the U.S. Pension Benefit Plans and Non U.S. Pension Benefit Plans, currently included in Accumulated other comprehensive loss, of $47 million and $11 million, respectively.  It is estimated that the 2015 net periodic expense for the Postretirement Health Care Benefits Plan will include amortization of a net credit of $49 million, comprised of the unrecognized prior service gain and unrecognized actuarial loss, currently included in Accumulated other comprehensive loss.

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
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2014	2013	2014	2013	2014	2013
Discount rate	5.15%	4.35%	4.24%	4.20%	4.65%	3.80%
Investment return assumption	7.00%	7.00%	5.92%	6.13%	7.00%	7.00%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2014	2013	2014	2013	2014	2013
Discount rate	4.30%	5.15%	3.19%	4.24%	3.90%	4.65%
Future compensation increase rate	n/a	n/a	2.54%	2.58%	n/a	n/a
The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2014	2013	2014	2013
Accumulated benefit obligation	$4,536	$7,317	$2,059	$1,900
In September 2014, as a result of establishing the New Plan, the Company remeasured the Regular Pension Plan using a weighted average discount rate and expected long-term rate of return on assets of 4.25%. The Regular Pension Plan was subsequently terminated. The New Plan, which is the surviving plan, was measured using a discount rate and expected long-term rate of return on assets of 4.70% and 7.00%, respectively.
In September 2014, as a result of retiree healthcare design plan changes, the company remeasured the retiree healthcare plan using a weighted average discount rate and expected long-term rates of return on assets of 4.15% and 7.00%, respectively.
During 2014, the Company adopted the "RP 2014 White Collar" mortality table for purposes of calculating the projected benefit obligation for the Company's New Plan.
The health care cost trend rate used to determine the December 31, 2014 accumulated postretirement benefit obligation and 2015 net periodic benefit for the Postretirement Health Care Benefits Plan was 7.75%, grading down to a rate of 5.00% in 2021. The health care cost trend rate used to determine the December 31, 2013 accumulated postretirement benefit obligation and 2014 net periodic benefit was 8.50%, remaining flat at 8.50% through 2015, then grading down to a rate of 5.00% in 2020.
The effect of changing the health care trend rate by one percentage point on the accumulated postretirement benefit obligation and the net periodic cost of the Postretirement Health Care Benefits Plan is de minimis. The Company maintains a lifetime cap on postretirement health care costs, which reduces the liability duration of the plan. A result of this lower duration, is a decreased sensitivity to a change in the discount rate trend and health care cost assumptions with respect to the liability and related expense.

Investment Policy
The individual plans have adopted an investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plans retain professional advisors and investment managers that invest plan assets into various classes including, but are not limited to, equity, fixed income securities, cash, cash equivalents, commodities, hedge funds, infrastructure/utilities, insurance contracts, leveraged loan funds and real estate. In addition, some plans invest in insurance contracts. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic cost. The individual plans have target mixes for these asset classes for all plans, which are readjusted periodically when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level.
The weighted-average asset allocations by asset categories for all pension and the Postretirement Health Care Benefits plans were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2014	2013	2014	2013
Target Mix:
Equity securities	41%	55%	37%	57%
Fixed income securities	44%	43%	42%	42%
Cash and other investments	15%	2%	21%	1%
Actual Mix:
Equity securities	43%	55%	20%	58%
Fixed income securities	44%	42%	20%	40%
Cash and other investments	13%	3%	60%	2%
Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and foreign equities. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities including U.S. Treasury issues, corporate debt securities, mortgage and asset-backed securities, as well as foreign debt securities. In the cash and other investments asset class, investments may include, but are not limited to, cash, cash equivalents, commodities, hedge funds, infrastructure/utilities, insurance contracts, leveraged loan funds and real estate.
Cash Funding
The Company contributed $1.1 billion to its U.S. Pension Benefit Plans during 2014, compared to $150 million contributed in 2013. The Company contributed $237 million to its Non U.S. Pension Benefit Plans during 2014, compared to $32 million contributed in 2013. The Company expects to make no cash contributions to its U.S. Pension Benefit Plans and approximately $12 million to its Non U.S. Pension Benefit Plans in 2015. The Company does not expect to make cash contributions to the Postretirement Health Care Benefits Plan in 2015.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2015	$95	$42	$20
2016	93	43	19
2017	108	44	18
2018	122	45	17
2019	143	46	16
2020-2024	1,030	245	67
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2014, 2013 and 2012. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $66 million and $51 million as of December 31, 2014 and December 31, 2013, respectively.
Deferred Compensation Plan
The Company amended and reinstated its deferred compensation plan (“the Plan”) effective June 1, 2013 to reopen the Plan to certain participants. Under the Plan, participants may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations.  Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the Company's 401(k) plan. The Plan also allows for Company matching contributions for the following: (i) the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for board officers, (ii) lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) discretionary amounts as approved by the Compensation and Leadership Committee of the Board of Directors.
Defined Contribution Plan
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees may participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2014, 2013 and 2012 were $31 million, $32 million and $30 million, respectively.
Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. For the years ended December 31, 2014, 2013, and 2012 the Company made no discretionary matching contributions.

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
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2014, 2013 and 2012, employees purchased 1.4 million, 1.5 million and 1.4 million shares, respectively, at purchase prices of $51.76 and $53.79, $43.02 and $50.47, and $34.52 and $42.96, respectively.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2014, 2013 and 2012 was $11.02, $9.52 and $9.60, respectively, using the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	21.7%	22.1%	24.0%
Risk-free interest rate	1.6%	0.9%	0.8%
Dividend yield	2.5%	2.4%	2.2%
Expected life (years)	5.2	5.9	6.1
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
Stock option activity was as follows (in thousands, except exercise price and employee data):

	2014		2013		2012
Years ended December 31	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price	Shares Subject to Options	Wtd. Avg. Exercise Price
Options outstanding at January 1	10,937	$79	13,132	$70	15,729	$63
Options granted	1,340	66	1,652	57	1,286	51
Options exercised	(1,526)	39	(2,950)	31	(2,831)	29
Options terminated, cancelled or expired	(1,067)	65	(897)	65	(1,052)	60
Options outstanding at December 31	9,684	85	10,937	79	13,132	70
Options exercisable at December 31	7,282	94	7,628	91	9,242	81
Approx. number of employees granted options	118		123		115
At December 31, 2014, the Company had $21 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $135 million, $165 million and $133 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $38 million, $85 million and $59 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2014 was $119 million and $103 million, respectively, based on a December 31, 2014 stock price of $67.08 per share.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2014 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $30	699	$27	5	699	$27
$30-$40	2,222	39	5	2,222	39
$41-$50	231	45	6	222	45
$51-$60	1,786	54	8	584	54
$61-$70	1,430	66	8	239	65
$71-$80	197	74	2	197	74
$81 and over	3,119	161	0	3,119	161
	9,684			7,282
As of December 31, 2014 and 2013, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.
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

Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2014		2013		2012
Years ended December 31	RS and RSU	Wtd. Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value	RS and RSU	Wtd Avg. Grant Date Fair Value
RS and RSU outstanding at January 1	3,728	$49	6,299	$41	8,990	$40
Granted	1,235	63	1,558	54	1,657	49
Vested	(2,445)	48	(3,610)	38	(3,845)	41
Terminated, canceled or expired	(765)	54	(519)	45	(503)	33
RS and RSU outstanding at December 31	1,753	58	3,728	49	6,299	41
Approx. number of employees granted RS and RSUs	1,979		2,295		2,355
At December 31, 2014, the Company had unrecognized compensation expense related to RS and RSUs of $65 million net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS and RSU shares vested during the years ended December 31, 2014, 2013 and 2012 was $160 million, $138 million and $144 million, respectively. The aggregate fair value of outstanding RS and RSUs as of December 31, 2014 was $110 million.
Total Share-Based Compensation Expense
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, RS and RSUs was as follows:

Years ended December 31	2014	2013	2012
Share-based compensation expense included in:
Costs of sales	$10	$16	$20
Selling, general and administrative expenses	61	73	88
Research and development expenditures	23	31	38
Share-based compensation expense included in Operating earnings	94	120	146
Tax benefit	30	37	49
Share-based compensation expense, net of tax	$64	$83	$97
Decrease in basic earnings per share	$(0.28)	$(0.31)	$(0.33)
Decrease in diluted earnings per share	$(0.28)	$(0.31)	$(0.33)
Share-based compensation expense in discontinued operations	$20	$33	$38
At December 31, 2014 and 2013, 19.7 million and 20.4 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2014, 2013 and 2012 was $53 million, $87 million and $145 million, respectively.
Long-Range Incentive Plan
The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three year period. The expense for LRIP for the years ended December 31, 2014, 2013 and 2012 was $3 million, $4 million and $9 million, respectively.

9.    Fair Value Measurements
The Company holds certain fixed income securities, equity securities and derivatives, which are recognized and disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the

Company's assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies as they pertain to the Company are as follows:
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
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2014 and 2013 were as follows:

December 31, 2014	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	14	14
Corporate bonds	—	16	16
Mutual funds	—	2	2
Common stock and equivalents	71	—	71
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest agreement derivative contracts	—	2	2

December 31, 2013	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	—	4	4
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	15	15
Corporate bonds	—	7	7
Mutual funds	—	11	11
Common stock and equivalents	2	—	2
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest agreement derivative contracts	—	3	3
There were no significant transfers between Level 1 and Level 2 during 2014 or 2013.

Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2014 and 2013 were as follows:
U.S. Pension Benefit Plans

December 31, 2014	Level 1	Level 2	Total
Common stock and equivalents	$902	$—	$902
Commingled equity funds	—	565	565
Preferred stock	3	—	3
Government, agency and government-sponsored enterprise obligations	—	520	520
Other government bonds	—	91	91
Corporate bonds	—	795	795
Mortgage-backed bonds	—	16	16
Commingled short-term investment funds	—	422	422
Total investment securities	$905	$2,409	$3,314
Accrued income receivable			3
Fair value plan assets			$3,317
The table above includes no securities on loan as part of a securities lending arrangement.

December 31, 2013	Level 1	Level 2	Total
Common stock and equivalents	$1,424	$—	$1,424
Commingled equity funds	—	2,045	2,045
Preferred stock	6	—	6
Government, agency and government-sponsored enterprise obligations	—	238	238
Other government bonds	—	42	42
Corporate bonds	—	336	336
Mortgage-backed bonds	—	15	15
Commingled bond funds	—	1,862	1,862
Commingled short-term investment funds	—	96	96
Total investment securities	$1,430	$4,634	$6,064
Accrued income receivable			7
Fair value plan assets			$6,071
The table above includes securities on loan as part of a securities lending arrangement of $125 million of common stock and equivalents, $199 million of government, agency, and government-sponsored enterprise obligations, and $19 million of corporate bonds. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2014 or 2013.

Non-U.S. Pension Benefit Plans

December 31, 2014	Level 1	Level 2	Total
Common stock and equivalents	$194	$—	$194
Commingled equity funds	—	569	569
Government, agency, and government-sponsored enterprise obligations	—	26	26
Corporate bonds	—	316	316
Commingled bond funds	—	399	399
Commingled short-term investment funds	—	9	9
Total investment securities	$194	$1,319	$1,513
Cash			233
Accrued income receivable			5
Insurance contracts			55
Fair value plan assets			$1,806
The table above includes securities on loan as part of a securities lending arrangement of $16 million of common stock and equivalents and $12 million of corporate bonds. All securities on loan are fully collateralized.
The following table summarizes the changes in fair value of the Level 3 assets:

2014
Balance at January 1	$26
Transfers to Level 2	(14)
Loss on assets held	(1)
Payments received for securities sold	(10)
Purchases	1
Other	(2)
Balance at December 31	$—

December 31, 2013	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$172	$—	$—	$172
Commingled equity funds	—	558	—	558
Government, agency, and government-sponsored enterprise obligations	—	21	3	24
Corporate bonds	—	289	23	312
Commingled bond funds	—	361	—	361
Commingled short-term investment funds	—	11	—	11
Total investment securities	$172	$1,240	$26	$1,438
Accrued income receivable				61
Insurance contracts				14
Fair value plan assets				$1,513
The table above includes securities on loan as part of a securities lending arrangement of $8 million of common stock and equivalents, and $13 million of corporate bonds. All securities on loan are fully collateralized.
There were no significant transfers between Level 1 and Level 2 during 2014 or 2013.

Postretirement Health Care Benefits Plan

December 31, 2014	Level 1	Level 2	Total
Common stock and equivalents	$20	$—	$20
Commingled equity funds	—	13	13
Government, agency, and government-sponsored enterprise obligations	—	11	11
Other government bonds	—	2	2
Corporate bonds	—	18	18
Commingled bond funds	—	—	—
Commingled short-term investment funds	—	99	99
Fair value plan assets	$20	$143	$163
The table above includes no securities on loan as part of a securities lending arrangement.

December 31, 2013	Level 1	Level 2	Total
Common stock and equivalents	$38	$—	$38
Commingled equity funds	—	55	55
Government, agency, and government-sponsored enterprise obligations	—	6	6
Other government bonds	—	1	1
Corporate bonds	—	9	9
Commingled bond funds	—	49	49
Commingled short-term investment funds	—	3	3
Fair value plan assets	$38	$123	$161
The table above includes securities on loan as part of a securities lending arrangement of $3 million of common stock and equivalents and $5 million of government, agency, and government-sponsored enterprise obligations. All securities on loan are fully cash collateralized.
There were no significant transfers between Level 1 and Level 2 during 2014 or 2013.
At December 31, 2014, the Company had $3.3 billion of investments in money market funds (Level 2) classified as Cash and cash equivalents in its consolidated balance sheet, compared to $2.1 billion at December 31, 2013. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2014 was $3.6 billion (Level 2), compared to a face value of $3.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
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

10.    Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2014	2013
Long-term receivables	$49	$27
Less current portion	(18)	(26)
Non-current long-term receivables, net	$31	$1
The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. There was $1 million Interest income recognized on long-term receivables for the year ended December 31, 2014. There was no interest income recognized on long-term receivables for the year ended 2013 and $5 million for the year ended 2012.
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

The Company had outstanding commitments to provide long-term financing to third-parties totaling $293 million at December 31, 2014, compared to $50 million at December 31, 2013.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements while others are sold to third-parties. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2014, 2013 and 2012.

Years ended December 31	2014	2013	2012
Cumulative annual proceeds received from sales:
Accounts receivable sales proceeds	$50	$14	$12
Long-term receivables sales proceeds	124	131	178
Total proceeds from receivable sales	$174	$145	$190
At December 31, 2014, the Company had retained servicing obligations for $496 million of long-term receivables, compared to $434 million of long-term receivables at December 31, 2013. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2014 and December 31, 2013 is as follows:

December 31, 2014	Total Long-term Receivable	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—
Commercial loans and leases secured	35	12
Total gross long-term receivables, including current portion	$49	$12

December 31, 2013	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$1	$—	$—	$—
Commercial loans and leases secured	26	10	2	10
Total gross long-term receivables, including current portion	$27	$10	$2	$10
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
The Company had a total of $12 million of financing receivables past due over 90 days as of December 31, 2014 in relation to two loans. The Company is not accruing interest on these loans as of December 31, 2014, which are adequately reserved.

11.    Commitments and Contingencies
Lease Obligations
The Company leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2014, 2013 and 2012 was $62 million, $51 million, and $45 million, respectively.

At December 31, 2014, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows:

Year
2015	$68
2016	56
2017	45
2018	35
2019	33
Beyond	217
Purchase Obligations
During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2014, the Company had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2017. The Company expects to make total payments of $40 million under these arrangements as follows: $23 million in 2015, $14 million in 2016, and $3 million in 2017.
The Company outsources certain corporate functions, such as benefit administration and information technology related services, the longest of which is expected to expire in 2019. The remaining payments under these contracts are approximately $319 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
Legal
The Company is a defendant in various lawsuits, claims and actions that arise in the normal course of business. While the outcome of these matters is currently not determinable, the Company does not expect the ultimate disposition of these matters to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. The Company had no pending claims at December 31, 2014.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

12.    Information by Segment and Geographic Region
The Company conducts its business globally and manages through following two segments:
Products: The Products segment offers an extensive portfolio of infrastructure, devices, accessories, and software. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle-mounted radios, accessories, software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. In 2014, the segment’s net sales were $3.8 billion, representing 65% of the Company's consolidated net sales.
Services: The Services segment provides a full set of offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Lifecycle Support services, (iii) Managed services, (iv) Smart Public Safety Solutions, and (v) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications.  Lifecycle Support services includes lifecycle planning, software and hardware maintenance, security patches and upgrades, call center support, network monitoring, and repair services.  Managed services includes managing and operating customer systems and devices at defined services levels. Smart Public Safety Solutions includes software and hardware solutions for our customers’ "Command & Control" centers providing video monitoring support, data analytics, and content management with the objective of enabling smart policing.  iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In 2014, the segment’s net sales were $2.1 billion, representing 35% of the Company's consolidated net sales.
For the years ended December 31, 2014, 2013 and 2012, no single customer accounted for more than 10% of the Company's net sales.
Segment Information

	Net Sales			Operating Earnings (Loss)
Years ended December 31	2014	2013	2012	2014	2013	2012
Products	$3,807	$4,109	$4,236	$(667)	$639	$656
Services	2,074	2,118	2,033	(339)	308	264
	$5,881	$6,227	$6,269	(1,006)	947	920
Total other expense				(155)	(67)	(39)
Earnings (loss) from continuing operations before income taxes				$(1,161)	$880	$881

	Capital Expenditures			Depreciation Expense
Years ended December 31	2014	2013	2012	2014	2013	2012
Products	$87	$90	$90	$94	$93	$87
Services	94	79	80	75	64	63
	$181	$169	$170	$169	$157	$150
The Company's "chief operating decision maker" does not review and allocate resources by segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2014	2013	2012	2014	2013*	2012*
United States	$3,354	$3,648	$3,685	$8,468	$6,201	$6,268
China	160	203	198	382	420	552
United Kingdom	128	112	118	966	1,607	1,323
Israel	95	94	107	131	186	797
Other, net of eliminations	2,144	2,170	2,161	476	895	1,203
	$5,881	$6,227	$6,269	$10,423	$9,309	$10,143
* Excluding assets held for disposition

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
During 2014, 2013, and 2012 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
2014 Charges
During 2014, the Company recorded net reorganization of business charges of $73 million, including $9 million of charges in Costs of sales and $64 million of charges in Other charges in the Company’s consolidated statements of operations. Included in the aggregate $73 million are charges of $67 million for employee separation costs and, $7 million for exit costs, partially offset by $1 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2014
Products	$48
Services	25
$73
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business, from January 1, 2014 to December 31, 2014:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$6	$7	$—	$(13)	$—
Employee separation costs	103	93	(4)	(135)	57
	$109	$100	$(4)	$(148)	$57
Exit Costs
At January 1, 2014, the Company had an accrual of $6 million for exit costs attributable to lease terminations. There were $7 million of additional charges in 2014. The $13 million used in 2014 reflects cash payments. There is no remaining accrual as of December 31, 2014.
Employee Separation Costs
At January 1, 2014, the Company had an accrual of $103 million for employee separation costs. The 2014 additional charges of $93 million represent severance costs for approximately an additional 1,200 employees, of which 300 were direct employees and 900 were indirect employees. The adjustments of $4 million reflect reversals of accruals no longer needed. The $135 million used in 2014 reflects cash payments to separated employees, including $50 million related to employees of the Enterprise business and included in cash flow from discontinued operations. The remaining accrual of $57 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2014, is expected to be paid, generally, within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 500 employees to be separated in 2015.
2013 Charges
During 2013, the Company recorded net reorganization of business charges of $86 million, including $16 million of charges in Costs of sales and $70 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $86 million are charges of (i) $94 million for employee separation costs, and (ii) $2 million of charges for exit costs, partially offset by $10 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2013
Products	$57
Services	29
$86

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business, from January 1, 2013 to December 31, 2013:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$4	$3	$—	$(1)	$6
Employee separation costs	31	146	(16)	(58)	103
	$35	$149	$(16)	$(59)	$109
Exit Costs
At January 1, 2013, the Company had an accrual of $4 million for exit costs attributable to lease terminations. There were $3 million of additional charges in 2013. The $1 million used in 2013 reflects cash payments. The remaining accrual of $6 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2013, represents future cash payments, primarily for lease termination obligations.
Employee Separation Costs
At January 1, 2013, the Company had an accrual of $31 million for employee separation costs, representing the severance costs for approximately 400 employees. The additional 2013 charges of $146 million represent severance costs for approximately an additional 2,200 employees, of which 800 were direct employees and 1,400 were indirect employees. The adjustments of $16 million reflect accruals no longer needed. The $58 million used in 2013 reflects cash payments to these separated employees, including $20 million related to employees of the Enterprise business and included in cash flow from discontinued operations. The remaining accrual of $103 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2013.
2012 Charges
The Company recorded net reorganization of business charges of $33 million, including $6 million of charges in Costs of sales and $27 million of charges in Other charges in the Company’s consolidated statements of operations. Included in the aggregate $33 million are charges of $35 million for employee separation costs and $5 million for building impairment charges, partially offset by $7 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2012
Products	$22
Services	11
$33
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business, from January 1, 2012 to December 31, 2012:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$14	$—	$1	$(11)	$4
Employee separation costs	30	54	(9)	(44)	31
	$44	$54	$(8)	$(55)	$35
Exit Costs
At January 1, 2012, the Company had an accrual of $14 million for exit costs attributable to lease terminations. The adjustment of $1 million reflects an adjustment for additional accruals needed. The $11 million used in 2012 reflects cash payments. The remaining accrual of $4 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2012, represented future cash payments, primarily for lease termination obligations.
Employee Separation Costs
At January 1, 2012, the Company had an accrual of $30 million for employee separation costs, representing the severance costs for approximately 700 employees. The additional 2012 charges of $54 million were severance costs for approximately an additional 1,000 employees, of which 300 were direct employees and 700 were indirect employees. The adjustments of $9 million reflect accruals no longer required. The $44 million used in 2012 reflects cash payments to these separated employees, including $20 million related to employees of the Enterprise business and included in cash flow from discontinued operations. The remaining accrual of $31 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2012.

14.      Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of the acquisitions completed in 2014, 2013, and 2012 were not significant individually or in the aggregate. The Company did not have any significant acquisitions during the years ended December 31, 2014, 2013 and 2012.
Intangible Assets
Amortized intangible assets are comprised of the following:

	2014		2013
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$37	$27	$24	$24
Patents	8	4	8	3
Customer-related	15	8	6	6
Other intangibles	17	15	15	14
	$77	$54	$53	$47
Amortization expense on intangible assets, which is included within Other charges in the consolidated statements of operations, was $4 million, $1 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, future amortization expense is estimated to be $4 million in 2015, 2016, and 2017, and $3 million in 2018 and 2019.
As of both December 31, 2014, and December 31, 2013, all of the Company's amortized intangible assets, excluding goodwill, were aligned with the Products segment.
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2013 to December 31, 2014:

	Products	Services	Total
Balance as of January 1, 2013
Aggregate goodwill acquired	$249	$112	$361
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	249	112	361
Balance as of December 31, 2013
Aggregate goodwill acquired/disposed	249	112	361
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	249	112	361
Goodwill acquired	15	7	22
Balance as of December 31, 2014
Aggregate goodwill acquired	264	119	383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
On December 31, 2013, the Company completed the acquisition of a communication software provider in push-to-talk-over-broadband applications for a gross purchase price of $48 million. As a result of the acquisition, the Company recognized $22 million of goodwill and $20 million of identifiable intangible assets.
On November 18, 2014, the Company completed the acquisition of an equipment provider for a gross purchase price of $22 million with $3 million of net tangible assets. The Company will complete the purchase price allocation for this acquisition during the first quarter of 2015, pending completion.  As of December 31, 2014, $19 million is included in Other assets in the Company’s consolidated balance sheet.
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Products segment and Services segment each meet the definition of a reporting unit.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2014, 2013, and 2012. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. For fiscal years 2014, 2013, and 2012, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill.

15.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2014, 2013 and 2012:

	Balance at January 1	Charged to Earnings	Used	Adjustments*	Balance at December 31
2014
Allowance for doubtful accounts	$53	$19	$(35)	$(2)	$35
Inventory reserves	125	24	(15)	(3)	131
2013
Allowance for doubtful accounts	50	13	(8)	(2)	53
Inventory reserves	112	25	(14)	2	125
2012
Allowance for doubtful accounts	44	7	(3)	2	50
Inventory reserves	126	17	(31)	—	112
* Adjustments include translation adjustments

16.    Quarterly and Other Financial Data (unaudited)

	2014				2013
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,228	$1,393	$1,436	$1,824	$1,396	$1,497	$1,517	$1,817
Costs of sales	651	737	751	911	703	747	752	916
Gross margin	577	656	685	913	693	750	765	901
Selling, general and administrative expenses	307	308	287	282	325	339	319	347
Research and development expenditures	174	176	166	165	187	195	183	196
Other charges	(11)	34	25	1,924	7	13	17	34
Operating earnings (loss)	107	138	207	(1,458)	174	203	246	324
Earnings (loss) from continuing operations*	85	78	66	(926)	157	223	261	292
Net earnings*	127	824	147	201	192	258	307	342
Per Share Data (in dollars)
Earnings (loss) from Continuing operations*:
Basic earnings (loss) per common share	$0.33	$0.31	$0.27	$(4.02)	$0.57	$0.83	$1.00	$1.13
Diluted earnings (loss) per common share	0.33	0.30	0.27	(4.02)	0.56	0.81	0.98	1.12
Net earnings*:
Basic earnings per common share	$0.50	$3.25	$0.60	$0.87	$0.70	$0.96	$1.17	$1.33
Diluted earnings per common share	0.49	3.22	0.59	0.87	0.68	0.94	1.16	1.31
Dividends declared	$0.31	$0.31	$0.34	$0.34	$0.26	$0.26	$0.31	$0.31
Dividends paid	0.31	0.31	0.31	0.34	0.26	0.26	0.26	0.31
Stock prices
High	$67.11	$67.80	$67.41	$67.87	$64.03	$64.69	$60.39	$67.50
Low	$62.72	$62.50	$58.89	$58.50	$55.94	$55.50	$54.01	$59.38
* Amounts attributable to Motorola Solutions, Inc. common shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting.
Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2014. The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We previously were in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our businesses. With the sale of the Enterprise business which included the transfer of our existing ERP system to Zebra, we have entered into transition service agreements which require us to operate in a shared information technology environment with Zebra for a period of up to two years. We are currently in the planning phases of determining our future ERP needs, which may include the redesign of current processes and controls.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:
We have audited Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Motorola Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
Chicago, Illinois
February 13, 2015

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “2015 Director Nominees” of Motorola Solutions’ Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Corporate Governance - Committees of the Board” and “Audit Committee Matters - Report of Audit Committee” of the Proxy Statement.
The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Security Ownership Information-Section 16 (a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
The response to this Item also incorporates by reference the information under the caption “Important Dates for the 2016 Annual Meeting - Recommending a Director Candidate to the Governance and Nominating Committee” of the Proxy Statement.
Motorola Solutions has adopted a code of ethics, the Motorola Solutions Code of Business Conduct (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola Solutions’ Internet website, www.motorolasolutions.com/investors, and is available free of charge, upon request to Investor Relations, Motorola Solutions, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorolasolutions.com. Any amendment to, or waiver from, the Code applicable to executive officers will be posted on our Internet website within four business days following the date of the amendment or waiver. Motorola Solutions’ Code of Business Conduct applies to all of the Company’s employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola Solutions—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.
Item 11. Executive Compensation
The response to this Item incorporates by reference the information under the captions "Director Compensation - Determining Director Compensation - How the Directors are Compensated,” "Compensation Discussion and Analysis," "Compensation and Leadership Committee Report,” "Compensation and Leadership Committee Interlocks and Insider Participation," and under “Named Executive Officer Compensation," the following subsections: "2014 Summary Compensation Table,” "Grants of Plan-Based Awards in 2014," “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in 2014,” "Nonqualified Deferred Compensation in 2014,” "Retirement Plans," "Pension Benefits in 2014," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements," of the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Security Ownership Information” of the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this Item incorporates by reference the relevant information under the caption “Corporate Governance - Related Person Transaction Policy and Procedures” and “Independent Directors” of the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The response to this Item incorporates by reference the information under the caption “Audit Committee Matters - Independent Registered Public Accounting Firm Fees” and “Audit Committee Matters - Audit Committee Pre-Approval Policies” of the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

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
See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola Solutions, Inc.:
We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-36308, 333-53120, 333-60560, 333-60612, 333-87728, 333-105107, 333-123879, 333-133736, 333-142845, and 333-160137) and S-3 (Nos. 333-181223, 333-76637, and 333-36320) of Motorola Solutions, Inc. of our reports dated February 13, 2015, with respect to the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the effectiveness of internal control over financial reporting as of December 31, 2014, which reports appear in the December 31, 2014 annual report on Form 10-K of Motorola Solutions, Inc.
Chicago, Illinois
February 13, 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer
February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 13, 2015
Gregory Q. Brown	and Director (Principal Executive Officer)

/s/ GINO A. BONANOTTE	Executive Vice President and	February 13, 2015
Gino A. Bonanotte	Chief Financial Officer (Principal Financial Officer)

/S/ JOHN K. WOZNIAK	Corporate Vice President and	February 13, 2015
John K. Wozniak	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH C. DAHLBERG	Director	February 13, 2015
Kenneth C. Dahlberg

/S/ DAVID W. DORMAN	Director	February 13, 2015
David W. Dorman

/S/ MICHAEL V. HAYDEN	Director	February 13, 2015
Michael V. Hayden

/S/ JUDY C. LEWENT	Director	February 13, 2015
Judy C. Lewent

/S/ ANNE R. PRAMAGGIORE	Director	February 13, 2015
Anne R. Pramaggiore

/S/ SAMUEL C. SCOTT III	Director	February 13, 2015
Samuel C. Scott III

/S/ BRADLEY E. SINGER	Director	February 13, 2015
Bradley E. Singer

EXHIBIT INDEX

2.1
Master Acquisition Agreement, dated April 14, 2014, by and between Motorola Solutions, Inc. and Zebra Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Motorola Solutions’ Current Report on Form 8-K filed on April 16, 2014 (File No. 1-7221)).

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

3.2
Amended and Restated Bylaws of Motorola Solutions, Inc. as of November 13, 2014 (incorporated by reference to Exhibit 3.1 to Motorola Solutions’ Current Report on Form 8-K filed on November 14, 2014 (File No. 1-7221)).

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

4.1 (c)
Indenture dated as of August 19, 2014 between Motorola Solutions, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Motorola Solutions’ Current Report on Form 8-K filed on August 19, 2014 (File No. 1-7221)).

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

10.6
Stock Purchase Agreement, dated as of November 4, 2014, by and among Motorola Solutions, Inc. and ValueAct (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on November 5, 2014 (File No. 1-7221)).

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

10.9
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

10.14	Form of Motorola Solutions Stock Option Consideration Agreement for grants on or after February 3, 2014.
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

10.19
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

10.22
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

10.24
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.25 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ( File No. 1-7221)).

10.25
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for grants from May 7, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.13 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.26
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010)(File No. 1-7221)).

10.27
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

10.31
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

10.32
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

10.34
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012(incorporated by reference to Exhibit 10.40 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.35
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.36
Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

10.37
Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.6 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.38
Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.7 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.39
Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.8 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.40
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

10.43
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

10.44
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

10.45
Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.46
Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.47
Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.48
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012(incorporated by reference to Exhibit 10.53 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.49	2014-2016 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012.
10.50
2013-2015 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 (File No. 1-7221)).

10.51
2012-2014 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit 10.54 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.52
Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 5, 2013 (File No. 1-7221)).

10.53
Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011 (incorporated by reference to Exhibit 10.57 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

*10.54	Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014.
*10.55	Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014.
10.56
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How the Directors are Compensated” of Motorola Solutions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2015 (“Motorola Solutions’ Proxy Statement”)).

*10.57
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions’ Proxy Statement.

10.58
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.59
Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.60
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.61
Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on March 13, 2014 (File No. 1-7221)).

10.62
Motorola Solutions, Inc. Separation Agreement and General Release between Motorola Solutions, Inc. and Eugene A. Delaney, dated as of June 13, 2013 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 14, 2013 (File No. 1-7221)).

10.63
Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.11 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.64
Revolving Credit Agreement dated as of May 29, 2014 among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on June 2, 2014 (File No. 1-7221)).

10.65
Definitive Purchase Agreement by and among Motorola Solutions, Inc., The Prudential Insurance Company of America, Prudential Financial, Inc., and State Street Bank and Trust Company, as Independent Fiduciary of the Motorola Solutions Pension Plan, dated as of September 22, 2014 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014 (File No. 1-7221))**

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola Solutions, Inc.

23	Consent of Independent Registered Public Accounting Firm, see page xx of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Confidential treatment has been requested for portions of this agreement