Form 10-Q
period 2015-04-04
Motorola Solutions, Inc.
filed 2015-05-06
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 4, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 4, 2015:

Class	Number of Shares
Common Stock; $.01 Par Value	210,942,389

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 4, 2015	March 29, 2014
Net sales from products	$758	$752
Net sales from services	465	476
Net sales	1,223	1,228
Costs of product sales	359	350
Costs of services sales	316	301
Costs of sales	675	651
Gross margin	548	577
Selling, general and administrative expenses	256	307
Research and development expenditures	159	174
Other charges (income)	14	(11)
Operating earnings	119	107
Other income (expense):
Interest expense, net	(40)	(25)
Gains on sales of investments and businesses, net	46	7
Other	3	—
Total other income (expense)	9	(18)
Earnings before income taxes	128	89
Income tax expense	40	4
Earnings from continuing operations	88	85
Earnings (loss) from discontinued operations, net of tax	(13)	42
Net earnings	75	127
Less: Earnings attributable to noncontrolling interests	1	—
Net earnings attributable to Motorola Solutions, Inc.	$74	$127
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$87	$85
Earnings (loss) from discontinued operations, net of tax	(13)	42
Net earnings	$74	$127
Earnings (loss) per common share:
Basic:
Continuing operations	$0.40	$0.33
Discontinued operations	(0.06)	0.17
	$0.34	$0.50
Diluted:
Continuing operations	$0.40	$0.33
Discontinued operations	(0.06)	0.16
	$0.34	$0.49
Weighted average common shares outstanding:
Basic	215.3	254.1
Diluted	217.8	258.3
Dividends declared per share	$0.34	0.31
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Net earnings	$75	$127
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(26)	2
Marketable securities	(33)	2
Defined benefit plans	1	13
Total other comprehensive income (loss), net of tax	(58)	17
Comprehensive income	17	144
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$16	$144
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	April 4, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$3,353	$3,954
Accounts receivable, net	1,084	1,409
Inventories, net	381	345
Deferred income taxes	416	431
Other current assets	650	740
Total current assets	5,884	6,879
Property, plant and equipment, net	530	549
Investments	285	316
Deferred income taxes	2,179	2,151
Goodwill	390	383
Other assets	157	145
Total assets	$9,425	$10,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	437	540
Accrued liabilities	1,536	1,706
Total current liabilities	1,977	2,250
Long-term debt	3,392	3,396
Other liabilities	1,962	2,011
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/4/15—211.3; 12/31/14—220.5
Outstanding shares: 4/4/15—210.9; 12/31/14—219.8
Additional paid-in capital	585	1,178
Retained earnings	3,412	3,410
Accumulated other comprehensive loss	(1,913)	(1,855)
Total Motorola Solutions, Inc. stockholders’ equity	2,086	2,735
Noncontrolling interests	8	31
Total stockholders’ equity	2,094	2,766
Total liabilities and stockholders’ equity	$9,425	$10,423
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2014	220.5	$1,180	$(1,855)	$3,410	$31
Net earnings				74	1
Other comprehensive loss			(58)
Issuance of common stock and stock options exercised	0.7	41
Share repurchase program	(9.9)	(653)
Tax shortfalls from share-based compensation		(2)
Share-based compensation expense		21
Sale of controlling interest in subsidiary common stock					(24)
Dividends declared				(72)
Balance as of April 4, 2015	211.3	$587	$(1,913)	$3,412	$8
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	April 4, 2015	March 29, 2014
Operating
Net earnings attributable to Motorola Solutions, Inc.	$74	$127
Earnings attributable to noncontrolling interests	1	—
Net earnings	75	127
Earnings (loss) from discontinued operations, net of tax	(13)	42
Earnings from continuing operations, net of tax	88	85
Adjustments to reconcile Earnings from continuing operations to Net cash provided by operating activities from continuing operations:
Depreciation and amortization	41	40
Gain on sale of building and land	—	(21)
Non-cash other charges (income)	1	(3)
Share-based compensation expense	21	28
Gains on sales of investments and businesses, net	(46)	(7)
Deferred income taxes	23	22
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	309	160
Inventories	(44)	(12)
Other current assets	26	16
Accounts payable and accrued liabilities	(252)	(175)
Other assets and liabilities	(16)	(121)
Net cash provided by operating activities from continuing operations	151	12
Investing
Acquisitions and investments, net	(74)	(4)
Proceeds from sales of investments and businesses, net	88	11
Capital expenditures	(33)	(41)
Proceeds from sales of property, plant and equipment	1	24
Net cash used for investing activities from continuing operations	(18)	(10)
Financing
Repayment of debt	(1)	(1)
Net proceeds from issuance of debt	—	4
Issuance of common stock	46	14
Purchase of common stock	(653)	(57)
Excess tax benefit from share-based compensation	1	5
Payment of dividends	(75)	(79)
Distributions from discontinued operations	—	26
Net cash used for financing activities from continuing operations	(682)	(88)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	34
Net cash used for investing activities from discontinued operations	—	(8)
Net cash used for financing activities from discontinued operations	—	(26)
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(52)	2
Net decrease in cash and cash equivalents	(601)	(84)
Cash and cash equivalents, beginning of period	3,954	3,225
Cash and cash equivalents, end of period	$3,353	$3,141
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$50	$18
Income and withholding taxes, net of refunds	39	(2)
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of April 4, 2015 and for the three months ended April 4, 2015 and March 29, 2014, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended April 4, 2015 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. This ASU will be effective for the Company beginning January 1, 2017; however, in April 2015, the FASB proposed a one year delay in the effective date of the standard. This ASU allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the consolidation analysis required for limited partnerships and other variable interest entities. This ASU will be effective for the Company beginning January 1, 2016, with early adoption permitted. This ASU allows for either retrospective or modified retrospective application.  The Company does not expect this ASU will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company will be required to apply a full retrospective approach to all periods presented. This guidance will be effective January 1, 2016 and, upon adoption, debt issuance costs capitalized in other assets in the consolidated balance sheet will be reclassified and presented as a reduction to long-term debt. As of April 4, 2015, debt issuance costs, net of accumulated amortization, recognized in the condensed consolidated balance sheet were $19 million.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under this guidance, if it is determined that a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; however, if it is determined that a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU allows for the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date of January 1, 2016. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

2.	Discontinued Operations
On October 27, 2014, the Company completed the sale of its Enterprise business to Zebra Technologies Corporation for $3.45 billion in cash. Certain assets of the Enterprise business were excluded from the transaction and retained by the Company, including the Company’s iDEN business, and other assets and certain liabilities as specified in the Master Acquisition Agreement. The historical financial results of the Enterprise business, excluding those assets and liabilities retained in the transaction, are reflected in the Company's condensed consolidated financial statements and footnotes as discontinued operations for all periods presented.
The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Net sales	$—	$573
Operating earnings	—	63
Losses on sales of investments and businesses, net	(20)	—
Earnings (loss) before income taxes	(20)	62
Income tax expense (benefit)	(7)	20
Earnings (loss) from discontinued operations, net of tax	$(13)	$42
During the three months ended April 4, 2015, the Company recorded $20 million in adjustments and a $7 million tax benefit related to the sale of the Enterprise business.

3.	Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	April 4, 2015	March 29, 2014
Other charges (income):
Intangibles amortization	$2	$1
Reorganization of business	12	9
Gain on sale of building and land	—	(21)
	$14	$(11)

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 4, 2015	March 29, 2014
Interest income (expense), net:
Interest expense	$(43)	$(30)
Interest income	3	5
	$(40)	$(25)
Other:
Foreign currency gain (loss)	$18	$(1)
Loss on derivative instruments	(17)	(1)
Other	2	2
	$3	$—
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Three Months Ended	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Basic earnings per common share:
Earnings	$87	$85	$74	$127
Weighted average common shares outstanding	215.3	254.1	215.3	254.1
Per share amount	$0.40	$0.33	$0.34	$0.50
Diluted earnings per common share:
Earnings	$87	$85	$74	$127
Weighted average common shares outstanding	215.3	254.1	215.3	254.1
Add effect of dilutive securities:
Share-based awards	2.5	4.2	2.5	4.2
Diluted weighted average common shares outstanding	217.8	258.3	217.8	258.3
Per share amount	$0.40	$0.33	$0.34	$0.49
In the computation of diluted earnings per common share for the three months ended April 4, 2015 and March 29, 2014, the assumed exercise of 2.2 million and 5.0 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $3.4 billion at April 4, 2015 and $4.0 billion at December 31, 2014. Of these amounts, $63 million was restricted at both April 4, 2015 and December 31, 2014.

Investments
Investments consist of the following:

April 4, 2015	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$37	$—	$37
Corporate bonds	9	—	9
Common stock	—	17	17
	46	17	63
Other investments, at cost	200	—	200
Equity method investments	22	—	22
	$268	$17	$285

December 31, 2014	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$14	$—	$14
Corporate bonds	16	—	16
Mutual funds	2	—	2
Common stock	1	70	71
	33	70	103
Other investments, at cost	191	—	191
Equity method investments	22	—	22
	$246	$70	$316
During the three months ended April 4, 2015, the Company sold shares of an equity investment realizing cash proceeds of $47 million and a previously unrecognized gain of $46 million.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 4, 2015	December 31, 2014
Accounts receivable	$1,120	$1,444
Less allowance for doubtful accounts	(36)	(35)
	$1,084	$1,409
Inventories, Net
Inventories, net, consist of the following:

	April 4, 2015	December 31, 2014
Finished goods	$178	$163
Work-in-process and production materials	336	313
	514	476
Less inventory reserves	(133)	(131)
	$381	$345

Other Current Assets
Other current assets consist of the following:

	April 4, 2015	December 31, 2014
Costs and earnings in excess of billings	$367	$417
Tax-related refunds receivable	90	103
Zebra receivable for cash transferred	—	49
Other	193	171
	$650	$740
In conjunction with the sale of the Enterprise business to Zebra Technologies, the Company transferred legal entities which maintained cash balances. During the three months ended April 4, 2015, approximately $49 million of transferred cash balances were reimbursed by Zebra in accordance with the Master Acquisition Agreement.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	April 4, 2015	December 31, 2014
Land	$17	$18
Building	557	559
Machinery and equipment	1,658	1,672
	2,232	2,249
Less accumulated depreciation	(1,702)	(1,700)
	$530	$549
Depreciation expense was $39 million for both the three months ended April 4, 2015 and March 29, 2014.
Other Assets
Other assets consist of the following:

	April 4, 2015	December 31, 2014
Intangible assets, net	$38	$23
Long-term receivables	26	31
Other	93	91
	$157	$145
Accrued Liabilities
Accrued liabilities consist of the following:

	April 4, 2015	December 31, 2014
Deferred revenue	$339	$355
Compensation	158	190
Billings in excess of costs and earnings	344	358
Tax liabilities	49	91
Dividend payable	72	75
Other	574	637
	$1,536	$1,706

Other Liabilities
Other liabilities consist of the following:

	April 4, 2015	December 31, 2014
Defined benefit plans	$1,563	$1,611
Postretirement Health Care Benefit Plan	42	49
Deferred revenue	141	139
Unrecognized tax benefits	51	54
Other	165	158
	$1,962	$2,011
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
The Company paid an aggregate of $653 million during the first quarter of 2015, including transaction costs, to repurchase approximately 9.9 million shares at an average price of $66.12 per share. As of April 4, 2015, the Company had used approximately $8.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $3.6 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended April 4, 2015 and March 29, 2014, the Company paid $75 million and $79 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Foreign Currency Translation Adjustments
Balance at beginning of period	$(204)	$(96)
Other comprehensive income (loss) before reclassification adjustment	(27)	3
Tax expense (benefit)	1	(1)
Other comprehensive income (loss), net of tax	(26)	2
Balance at end of period	$(230)	$(94)
Net loss on derivative instruments
Balance at beginning and end of period	$—	$(1)
Unrealized Gains and Losses on Available-for-Sale Securities:
Balance at beginning of period	$44	$(2)
Other comprehensive loss before reclassification adjustment	(7)	—
Tax expense	3	2
Other comprehensive income (loss) before reclassification adjustment, net of tax	(4)	2
Reclassification adjustment into Gains on Sales of investments and businesses, net	(46)	—
Tax expense	17	—
Reclassification adjustment into Gains on sales of investments and businesses, net of tax	(29)	—
Other comprehensive income (loss), net of tax	(33)	2
Balance at end of period	$11	$—
Defined Benefit Plans
Balance at beginning of period	(1,695)	(2,188)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	19	29
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(17)	(10)
Tax benefit	(1)	(6)
Reclassification adjustment into Selling, general, and administrative expenses, net of tax	1	13
Balance at end of period	$(1,694)	$(2,175)

Total Accumulated other comprehensive loss	$(1,913)	$(2,270)

4.	Debt and Credit Facilities
As of April 4, 2015, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 4, 2015. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the three months ended April 4, 2015.

5.	Risk Management
Foreign Currency Risk
As of April 4, 2015, the Company had outstanding foreign exchange contracts with notional amounts totaling $694 million, compared to $628 million outstanding at December 31, 2014. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 4, 2015, and the corresponding positions as of December 31, 2014:

	Notional Amount
Net Buy (Sell) by Currency	April 4, 2015	December 31, 2014
British Pound	$166	$34
Euro	154	214
Chinese Renminbi	(146)	(161)
Norwegian Krone	(86)	(90)
Brazilian Real	(38)	(28)
Interest Rate Risk
As of April 4, 2015, the Company had $3.4 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates.
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable and the Company has an interest rate swap in place which is not designated as a hedge. As such, the changes in the fair value of the interest rate swap is included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swap was in a liability position of $2 million at April 4, 2015 and December 31, 2014.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 4, 2015, all of the counterparties have investment grade credit ratings. As of April 4, 2015, the Company had $2 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and location in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of April 4, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	Assets		Liabilities
April 4, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$1	Other liabilities
Interest rate swap	—	Other assets	2	Other liabilities
Total derivatives	$2		$3

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other assets	5	Other liabilities
Interest rate swap	—	Other assets	2	Other liabilities
Total derivatives	1		7
The following table summarizes the effect of derivative instruments on the Company's condensed consolidated statements of operations for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended		Statements of Operations Location
Loss on Derivative Instruments	April 4, 2015	March 29, 2014
Derivatives not designated as hedging instruments:
Interest rate swap	$(1)	$—	Other income (expense)
Foreign exchange contracts	(16)	(1)	Other income (expense)
Total derivatives	$(17)	$(1)

6.	Income Taxes
At the end of each interim reporting period, the Company makes an estimate of the annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.
The following table provides details of income taxes:

	Three Months Ended
	April 4, 2015	March 29, 2014
Earnings before income taxes	$128	$89
Income tax expense	40	4
Effective tax rate	31%	4%
The Company recorded $40 million of net income tax expense in the first quarter of 2015, resulting in an effective tax rate of 31%, compared to $4 million of net tax expense, resulting in an effective tax rate of 4% in the first quarter of 2014. The effective tax rate in 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the U.S. domestic production tax deduction and rate differential for foreign affiliates. The effective tax rate in the first quarter of 2014 was lower than the U.S. statutory tax rate of 35% due to a $30 million net tax benefit associated with the net reduction in unrecognized tax benefits for facts that indicated the extent to which certain tax positions were more-likely-than-not of being sustained.

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$—	$—	$3	$4	$—	$1
Interest cost	49	93	16	20	2	3
Expected return on plan assets	(54)	(98)	(26)	(23)	(2)	(2)
Amortization of:
Unrecognized net loss	12	22	4	3	3	3
Unrecognized prior service cost (benefit)	—	—	(2)	2	(15)	(12)
Net periodic pension cost (benefit)	$7	$17	$(5)	$6	$(12)	$(7)
The Company made no contributions to its U.S. Pension Benefit Plans during the three months ended April 4, 2015 and $26 million of contributions to its U.S. Pension Benefit Plans for the three months ended March 29, 2014. During the three months ended April 4, 2015 and March 29, 2014, contributions of $3 million and $17 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Share-based compensation expense included in:
Costs of sales	$3	$3
Selling, general and administrative expenses	13	17
Research and development expenditures	5	8
Share-based compensation expense included in Operating earnings	21	28
Tax benefit	7	9
Share-based compensation expense, net of tax	$14	$19
Decrease in basic earnings per share	$(0.07)	$(0.07)
Decrease in diluted earnings per share	$(0.06)	$(0.07)
Share-based compensation expense in discontinued operations	$—	$8
For the three months ended April 4, 2015, the Company granted 0.7 million RSUs and 0.8 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $39 million and $9 million, respectively, which will be recognized over a weighted average vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 4, 2015 and December 31, 2014 were as follows:

April 4, 2015	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$2	$2
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	37	37
Corporate bonds	—	9	9
Common stock	17	—	17
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1
Interest rate swap	—	2	2

December 31, 2014	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	14	14
Corporate bonds	—	16	16
Mutual funds	—	2	2
Common stock	71	—	71
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest rate swap	—	2	2
The Company had no Level 3 holdings as of April 4, 2015 or December 31, 2014.
At April 4, 2015 and December 31, 2014, the Company had $2.5 billion and $3.3 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 4, 2015 was $3.6 billion (Level 2).
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	April 4, 2015	December 31, 2014
Long-term receivables	$51	$49
Less current portion	(25)	(18)
Non-current long-term receivables, net	$26	$31

The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $65 million at April 4, 2015, compared to $293 million at December 31, 2014. Outstanding commitments decreased during the first quarter of 2015 primarily as a result of two large customer contracts one of which was converted to an order without long-term financing and the other where the financing commitment was funded and sold.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Accounts receivable sales proceeds	$6	$7
Long-term receivables sales proceeds	65	1
Total proceeds from receivable sales	$71	$8
At April 4, 2015, the Company had retained servicing obligations for $596 million of long-term receivables, compared to $496 million of long-term receivables at December 31, 2014. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at April 4, 2015 and December 31, 2014 is as follows:

April 4, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$11	$—	$—	$—
Commercial loans and leases secured	40	4	1	11
Total gross long-term receivables, including current portion	$51	$4	$1	$11

December 31, 2014	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	35	—	—	12
Total gross long-term receivables, including current portion	$49	$—	$—	$12
The Company had a total of $11 million of financing receivables past due over 90 days as of April 4, 2015 in relation to two loans. The Company did not accrue interest on these loans, which are fully reserved, during the three months ended April 4, 2015 or March 29, 2014.

11.	Commitments and Contingencies
Legal Matters
The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s: (i) results of operations in the periods in which an adverse outcome becomes both probable and estimable or (ii) financial position or liquidity in the periods in which the matters are ultimately resolved.

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at April 4, 2015.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

12.	Segment Information
The Company conducts its business globally and manages it through the following two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce.
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
The following table summarizes Net sales by segment:

	Three Months Ended
	April 4, 2015	March 29, 2014
Products	$758	$752
Services	465	476
	$1,223	$1,228
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	April 4, 2015	March 29, 2014
Products	$64	$39
Services	55	68
Operating earnings	119	107
Total other income (expense)	9	(18)
Earnings from continuing operations before income taxes	$128	$89

13.	Reorganization of Business
2015 Charges
During the three months ended April 4, 2015, the Company recorded net reorganization of business charges of $14 million including $12 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $14 million were charges of $10 million for employee separation costs and $4 million for exit costs.

The following table displays the net charges incurred by segment:

April 4, 2015	Three Months Ended
Products	$10
Services	4
$14
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2015 to April 4, 2015, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business:

	January 1, 2015	Additional Charges	Adjustments	Amount Used	April 4, 2015
Exit costs	$—	$4	$1	$—	$5
Employee separation costs	57	10	—	(28)	39
	$57	$14	$1	$(28)	$44
Exit Costs
At January 1, 2015, the Company had no accruals for exit costs. During the three months ended April 4, 2015, there were $4 million of additional charges related to the exit of leased facilities. The remaining accrual of $5 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 4, 2015, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2015, the Company had an accrual of $57 million for employee separation costs. The 2015 additional charges of $10 million represent severance costs for approximately 100 employees. The $28 million used reflects cash payments to severed employees. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 4, 2015, is expected to be paid, primarily within one year, to approximately 450 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2014 Charges
During the three months ended March 29, 2014, the Company recorded net reorganization of business charges of $10 million, including $9 million of charges in Other charges and $1 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $10 million were charges of $8 million related to employee separation costs and $3 million related to exit costs, partially offset by $1 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 29, 2014	Three Months Ended
Products	$6
Services	4
$10

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	April 4, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$54	$29	$37	$27
Patents	8	4	8	4
Customer-related	15	8	15	8
Other intangibles	17	15	17	15
	$94	$56	$77	$54
Amortization expense on intangible assets was $2 million for the three months ended April 4, 2015 and $1 million for the three months ended March 29, 2014. As of April 4, 2015, annual amortization expense is estimated to be $7 million in 2015, 2016, and 2017, $6 million in 2018, $5 million in 2019, and $2 million in 2020.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	April 4, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$89	$56	$77	$54
Services	5	—	—	—
	$94	$56	$77	$54
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2015 to April 4, 2015:

	Products	Services	Total
Balance as of January 1, 2015
Aggregate goodwill	$264	$119	$383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
Goodwill acquired	7	—	7
Balance as of April 4, 2015
Aggregate goodwill	$271	$119	$390
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$271	$119	$390
On November 18, 2014, the Company completed the acquisition of an equipment provider for a purchase price of $22 million. During the three months ended April 4, 2015, the Company completed the purchase accounting for this acquisition, recognizing $7 million of goodwill and $12 million of identifiable intangible assets.
During the quarter ended April 4, 2015 the Company completed the acquisitions of two providers of public safety software-based solutions for an aggregate purchase price of $50 million. During the three months ended April 4, 2015, the Company recognized an additional $5 million of identifiable intangible assets related to one of the acquisitions. As of April 4, 2015, $44 million is included in Other assets in the Company's condensed consolidated balance sheet pending finalization of the purchase price allocation for the second acquisition.
The results of operations for these acquisitions have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date. The pro forma effects of these acquisitions are not significant individually or in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended April 4, 2015 and March 29, 2014, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Executive Overview
Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 14,000 employees worldwide, based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the first quarter of 2015, the segment’s net sales were $758 million, representing 62% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Lifecycle Support services, (iii) Managed services, (iv) Smart Public Safety Solutions, and (v) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications.  Lifecycle Support services includes lifecycle planning, software and hardware maintenance, security patches and upgrades, call center support, network monitoring, and repair services.  Managed services includes managing and operating customer systems and devices at defined services levels. Smart Public Safety Solutions includes software and hardware solutions for our customers' "Command & Control" centers providing video monitoring support, data analytics, and content management with the objective of enabling smart policing. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the first quarter of 2015, the segment’s net sales were $465 million, representing 38% of our consolidated net sales.
Trends Affecting Our Business
Impact of Foreign Exchange Rate Fluctuations: Although we are a global corporation and our net sales are impacted by the strengthening of the U.S. dollar in relation to foreign currencies, primarily the Euro, we expect the overall impact of foreign exchange rate fluctuations on our net earnings to be minimal. The impact of foreign exchange rate fluctuations on net earnings is mitigated by the following: (i) the majority of our revenues are derived from contracts within North America denominated in U.S. dollars, (ii) the cost of sales for the delivery of our Services offerings are predominately labor costs incurred within the same geographic region as the associated sale, resulting in minimal impact of foreign exchange rates on gross margin within the Services segment, and (iii) a significant portion of our operating expenses are derived in foreign currencies as a result of our offshore research and development and selling, general, and administrative footprint.
Cost Savings Initiatives: We are committed to employing disciplined financial policies and driving continuous efficiencies and improvements in our cost structure. We expect to reduce selling, general, and administrative and research and development expenses during 2015 by approximately $150 million in comparison to 2014.
Growth of Our Services Portfolio: Within the the Services segment we expect to grow software maintenance services, in our Lifecycle Support services portfolio, Managed services, and Smart Public Safety at a higher rate than the rest of the Services portfolio. Overall, the Services segment has a lower gross margin percentage than the Products segment; however, we expect operating margins to be relatively comparable between the Products and Services segments with consolidated operating margins continuing to expand.
iDEN: We have experienced a downward trend in iDEN product and services sales over the last three years due to decreased demand as a result of the dated nature of the technology. We expect the downward trend to continue as service contracts expire and new technology replaces iDEN equipment in the marketplace. This trend primarily relates to our Services segment as the majority of iDEN sales are hardware and software maintenance services. The impact of the decline in iDEN sales will impact both revenues and gross margins within the Services segment as iDEN services’ gross margins are generally higher than the remainder of our services portfolio.

Geographic Market Sales
During the first quarter of 2015, we restructured our regions operationally separating the Asia Pacific and Middle East region into two regions which are now reflected as Asia Pacific ("AP") and Middle East ("ME"). As a result of this change, our sales force is better aligned and focused on the growth opportunities within each geographic region. Accordingly, we now report net sales in the following five geographic regions: North America, Latin America, Europe and Africa ("EA"), AP, and ME. We have updated all periods presented to reflect this change in presentation.
Geographic market sales measured by the locale of the end customer as a percent of total net sales are as follows:

	Three Months Ended		Year Ended December 31
	April 4, 2015	March 29, 2014	2014	2013	2012
North America	63%	59%	61%	63%	62%
Latin America	8%	10%	9%	8%	9%
EA	16%	18%	17%	16%	14%
AP	11%	11%	11%	12%	13%
ME	2%	2%	2%	1%	2%
	100%	100%	100%	100%	100%
First Quarter Summary

•
Net sales were flat at $1.2 billion in the first quarter of 2015, compared to the first quarter of 2014, reflecting growth of $43 million in North America offset by unfavorable foreign currency fluctuations of $40 million, primarily within EA and AP.

•	We generated operating earnings of $119 million, or 10% of net sales, in the first quarter of 2015, compared to $107 million, or 9% of net sales, in the first quarter of 2014.

•
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $87 million, or $0.40 per diluted common share, in the first quarter of 2015, compared to $85 million, or $0.33 per diluted common share, in the first quarter of 2014. The unfavorable impact of foreign currency fluctuations on net sales, was largely offset by foreign exchange rate favorability within cost of sales and operating expenses, resulting in minimal impact to earnings from continuing operations attributable to Motorola Solutions, Inc.

•	We generated net cash from operating activities of $151 million during the first quarter of 2015, compared to $12 million of net cash provided by operating activities in the first quarter of 2014.

•	We returned $728 million in capital to shareholders through dividends and share repurchases during the first quarter of 2015.
Highlights for our segments are as follows:

•
Products: Net sales were $758 million in the first quarter of 2015, an increase of $6 million, or 1%, compared to net sales of $752 million during the first quarter of 2014. On a geographic basis, net sales increased in North America and ME, and decreased in Latin America, EA and AP, compared to the year-ago quarter.

•
Services: Net sales were $465 million in the first quarter of 2015, a decrease of $11 million, or 2%, compared to net sales of $476 million in the first quarter of 2014. On a geographic basis, net sales declined in EA, Latin America, and AP and increased in ME, while remaining flat in North America, compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 4, 2015	% of Sales**	March 29, 2014	% of Sales**
Net sales from products	$758		$752
Net sales from services	465		476
Net sales	1,223		1,228
Costs of product sales	359	47.4%	350	46.5%
Costs of services sales	316	68.0%	301	63.2%
Costs of sales	675		651
Gross margin	548	44.8%	577	47.0%
Selling, general and administrative expenses	256	20.9%	307	25.0%
Research and development expenditures	159	13.0%	174	14.2%
Other charges (income)	14	1.1%	(11)	(0.9)%
Operating earnings	119	9.7%	107	8.7%
Other income (expense):
Interest expense, net	(40)	(3.3)%	(25)	(2.0)%
Gains on sales of investments and businesses, net	46	3.8%	7	0.6%
Other	3	0.2%	—	—%
Total other income (expense)	9	0.7%	(18)	(1.5)%
Earnings from continuing operations before income taxes	128	10.5%	89	7.2%
Income tax expense	40	3.3%	4	0.3%
Earnings from continuing operations	88	7.2%	85	6.9%
Less: Earnings attributable to noncontrolling interests	1	0.1%	—	—%
Earnings from continuing operations*	87	7.1%	85	6.9%
Earnings (loss) from discontinued operations, net of tax	(13)	(1.1)%	42	3.4%
Net earnings*	$74	6.1%	$127	10.3%
Earnings (loss) per diluted common share*:
Continuing operations	$0.40		$0.33
Discontinued operations	(0.06)		0.16
Earnings per diluted common share*	$0.34		$0.49
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended April 4, 2015 compared to three months ended March 29, 2014
The results of operations for the first quarter of 2015 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.2 billion in the first quarter of 2015, a $5 million decrease from the first quarter of 2014. The slight decline in net sales is reflective of growth in North America offset by a decrease in EA and AP primarily as a result of foreign exchange rate unfavorability with a strengthening U.S. dollar. During the first quarter of 2015, net sales in the Products segment increased $6 million and decreased in the Services segment $11 million, compared to the first quarter of 2014.
The $6 million, or 1%, increase in net sales in the Products segment was driven by growth in North America and ME, as a result of higher devices sales, partially offset by a decline in: (i) Latin America, as a result of lower devices and systems sales, (ii) EA, reflecting foreign exchange rate unfavorability and a decrease in systems sales, and (iii) AP, driven by foreign exchange rate fluctuations and lower devices sales. The $11 million, or 2%, decrease in net sales in the Services segment was driven by declines in: (i) EA and AP, primarily as a result of foreign exchange rate unfavorability and, (ii) Latin America, as a result of iDEN services declines, partially offset by an increase in ME, as a result of increased Integration services and Managed services sales, while North America remained flat.
Gross Margin
Gross margin was $548 million, or 44.8% of net sales, in the first quarter of 2015, compared to $577 million, or 47.0% of net sales, in the first quarter of 2014. The decrease in gross margin percentage is driven primarily by a decrease in margins within the Services segment while gross margin of the Products segment remained relatively flat. The decrease in gross margin in the Services segment was primarily driven by: (i) a decrease in Integration services margins as a result of the deployment of certain large projects at lower gross margins and (ii) lower net sales in iDEN services which have a higher gross margin percentage compared to the rest of the services portfolio. Over time we expect Services gross margins in the mid-30% range.
Selling, General and Administrative Expenses
SG&A expenses decreased $51 million to $256 million, or 20.9% of net sales, in the first quarter of 2015, compared to $307 million, or 25.0% of net sales, in the first quarter of 2014. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, (ii) the favorable impact of foreign currency exchange rates, and (iii) lower pension expenses.
Research and Development Expenses
R&D expenditures decreased $15 million to $159 million, or 13.0% of net sales, in the first quarter of 2015, compared to $174 million, or 14.2% of net sales, in the first quarter of 2014. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and the movement of employees to lower cost work sites, and (ii) the favorable impact of foreign currency exchange rates.
Other Charges (income)
We recorded net charges of $14 million in Other charges in the first quarter of 2015, compared to net income of $11 million in the first quarter of 2014. The net charges in the first quarter of 2015 included: (i) $12 million of net reorganization of business charges and (ii) $2 million of charges relating to the amortization of intangibles. The net Other income in the first quarter of 2014 of $11 million included: (i) $9 million of net reorganization of business charges and (ii) $1 million of charges relating to the amortization of intangibles, offset by a $21 million gain on the sale of a building and land. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.
Net Interest Expense
Net interest expense was $40 million in the first quarter of 2015 and $25 million in the first quarter of 2014. Net interest expense in the first quarter of 2015 includes interest expense of $43 million, partially offset by interest income of $3 million. Net interest expense in the first quarter of 2014 includes interest expense of $30 million, partially offset by interest income of $5 million. The increase of $15 million in net interest expense in the first quarter of 2015 as compared to the first quarter of 2014 was a result of higher outstanding debt balances.
Net Gains on Sales of Investments and Businesses
Net gains on sales of investments and businesses were $46 million in the first quarter of 2015 and $7 million in the first quarter of 2014. The net gain in the first quarter of 2015 consisted of a gain on the sale of an equity investment. The net gains in the first quarter of 2014 consisted of gains on the sales of multiple equity investments.
Other
Net Other income was $3 million in the first quarter of 2015, compared to no net Other income in the first quarter of 2014. The net Other income in the first quarter of 2015 was comprised of: (i) an $18 million foreign currency gain and (ii) $2 million of other non-operating gains, partially offset by a $17 million loss on derivative instruments.

Effective Tax Rate
We recorded $40 million of net tax expense in the first quarter of 2015, resulting in an effective tax rate of 31%, compared to $4 million of net tax expense, resulting in an effective tax rate of 4% in the first quarter of 2014. Our effective tax rate in 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the U.S. domestic production tax deduction and rate differential for foreign affiliates.
Our effective tax rate in the first quarter of 2014 was lower than the U.S. statutory tax rate of 35% due to a $30 million net tax benefit associated with the net reduction in unrecognized tax benefits for facts that indicated the extent to which certain tax positions were more-likely-than-not of being sustained.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $87 million, or $0.40 per diluted share, in the first quarter of 2015, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $85 million, or $0.33 per diluted share, in the first quarter of 2014.
The increase in earnings from continuing operations in the first quarter of 2015, as compared to the first quarter of 2014, was primarily driven by: (i) a $51 million decrease in SG&A spend, (ii) an increase in Gains on sales of investments and businesses of $39 million and (iii) a $15 million decrease in R&D, partially offset by: (i) a $36 million increase in income tax expenses, (ii) a $29 million decrease in gross margin, and (iii) a $25 million increase in net Other charges as a result of a $21 million gain on sale of buildings and land in the first quarter of 2014. Earnings from continuing operations attributable to Motorola Solutions, Inc. was not significantly impacted by the overall strengthening of the U.S. dollar in relation to other currencies in the first quarter of 2015. The unfavorable impact of foreign currency fluctuations on net sales was largely offset by foreign exchange rate favorability within cost of sales and operating expenses. The increase in earnings from continuing operations per diluted share was driven by a reduction in shares outstanding as a result of our share repurchase program and increase in earnings from continuing operations.
Earnings from Discontinued Operations
After taxes, we had a $13 million, or $0.06 per diluted share, loss from discontinued operations in the first quarter of 2015, compared to earnings from discontinued operations of $42 million, or $0.16 per diluted share, in the first quarter of 2014.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 4, 2015 and March 29, 2014, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the first quarter of 2015, the segment’s net sales represented 62% of our consolidated net sales, compared to 61% of our consolidated net sales for the first quarter of 2014.

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
Segment net sales	$758	$752	1%
Operating earnings	64	39	64%
Three months ended April 4, 2015 compared to three months ended March 29, 2014
The segment’s net sales increased $6 million, to $758 million in the first quarter of 2015, as compared to $752 million in the first quarter of 2014. The increase in net sales in the Products segment reflects an increase in devices sales, partially offset by a decrease of system sales. On a geographic basis, net sales increased in North America and ME and decreased in Latin America, EA, and AP for the first quarter of 2015, compared to the first quarter of 2014. The increase in the segment's net sales was primarily driven by: (i) an increase in devices sales in North America and ME, partially offset by (i) a decrease in devices and systems sales in Latin America and (ii) unfavorable foreign exchange rates with a strengthening U.S. dollar in EA and AP.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in the first quarter of 2015 and 59% of the segment’s net sales in the first quarter of 2014.
The segment had operating earnings of $64 million in the first quarter of 2015, compared to $39 million in the first quarter of 2014. The increase in operating earnings in the first quarter of 2015 compared to the first quarter of 2014, was primarily driven by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign currency exchange rates, and reduced pension expenses and (ii) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign currency exchange rates, partially offset by an increase in Other charges as a result of a gain on sale of buildings and land in the first quarter of 2014.

Services Segment
For the first quarter of 2015, the segment’s net sales represented 38% of our consolidated net sales, compared to 39% of our consolidated net sales for the first quarter of 2014.

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
Segment net sales	$465	$476	(2)%
Operating earnings	55	68	(19)%
Three months ended April 4, 2015 compared to three months ended March 29, 2014
The segment’s net sales decreased $11 million, or 2%, to $465 million in the first quarter of 2015, as compared to net sales of $476 million in the first quarter of 2014. The 2% decrease in net sales in the Services segment reflects a decrease in sales of: (i) Integration services and (ii) iDEN services, partially offset by a slight increase in: (i) Lifecycle Support services and (ii) Managed services. On a geographic basis, net sales declined in EA, Latin America, and AP and increased in ME, while remaining flat in North America for the first quarter of 2015, compared to the first quarter of 2014. The decrease in the segment's net sales was driven by: (i) unfavorable foreign exchange rates with a strengthening U.S. dollar in EA and AP and (ii) declining iDEN services sales in Latin America.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 61% of the segment’s net sales in the first quarter of 2015 and 60% of the segment’s net sales in the first quarter of 2014.
The segment had operating earnings of $55 million in the first quarter of 2015, compared to operating earnings of $68 million in the first quarter of 2014. The decrease in operating earnings in the first quarter of 2015 as compared to the first quarter of 2014 was driven by: (i) a decrease in gross margin, driven by Integration services on large system deployments and (ii) an increase in Other charges as a result of a gain on sale of buildings and land in the first quarter of 2014, partially offset by: (i) a reduction in SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign currency exchange rates, and lower pension expenses and (ii) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign currency exchange rates.

Reorganization of Business
During the first quarter of 2015, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first quarter of 2015, we recorded net reorganization of business charges of $14 million including charges of $12 million recorded in Other charges and $2 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $14 million are charges of $10 million for employee separation costs and $4 million for exit costs.
During the first quarter of 2014, we recorded net reorganization of business charges of $10 million including charges of $9 million recorded in Other charges and $1 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $10 million are charges of $8 million for employee separation costs and $3 million of exit costs, partially offset by $1 million of reversals for accruals no longer needed.
We expect to realize cost-saving benefits of approximately $8 million during the remaining nine months of 2015 from the plans that were initiated during the first quarter of 2015. Beyond 2015, we expect the reorganization plans initiated during the first three months of 2015 to provide annualized cost savings of approximately $13 million, consisting of: (i) $11 million of savings in operating expenses and (ii) $2 million of savings in Cost of Sales.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	April 4, 2015	March 29, 2014
Products	$10	$6
Services	4	4
	$14	$10
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $28 million in the first quarter of 2015 and $40 million in the first quarter of 2014. The cash payments related to discontinued operations included in the first quarter of 2014 were $13 million. The reorganization of business accruals at April 4, 2015 were $44 million, of which $39 million relate to employee separation costs that are expected to be paid within one year and $5 million of accruals primarily related to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $601 million from $4.0 billion as of December 31, 2014 to $3.4 billion as of April 4, 2015. The decrease is primarily due to $728 million of capital returned to shareholders through share repurchases and dividends paid, partially offset by $151 million of cash provided by operating activities, primarily driven by improved accounts receivable collections and proceeds from the sale of long-term receivables.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents were $3.4 billion at April 4, 2015 and $4.0 billion at December 31, 2014. At April 4, 2015, $2.5 billion of this amount was held in the U.S. and approximately $835 million was held by the Company or its subsidiaries in other countries (including $346 million in the United Kingdom). During the first quarter of 2015, we transferred $423 million of cash proceeds from the sale of the Enterprise business from the U.S. to our foreign subsidiaries. At both April 4, 2015 and December 31, 2014, restricted cash was $63 million.
During the first quarter of 2015, we repatriated $134 million in funds to the U.S. from international jurisdictions. We have approximately $400 million of foreign earnings that are not permanently reinvested and may be repatriated without an additional income tax charge given the U.S. federal and foreign tax accrued on undistributed earnings and the utilization of available foreign tax credits. Undistributed earnings that we intend to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.5 billion at April 4, 2015. We currently have no plans to repatriate the foreign earnings permanently reinvested.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Operating Activities
Net cash provided by operating activities in the first quarter of 2015 was $151 million, as compared to $12 million in the first quarter of 2014. Operating cash flows in the first quarter of 2015, as compared to the first quarter of 2014, were positively impacted by: (i) improved accounts receivable collections, (ii) proceeds from the sale of long-term receivables, (iii) lower incentive compensation payments, and (iv) reduced pension contributions, partially offset by increased cash payments for accounts payable and accrued liabilities.
We made no contributions to our U.S. pension plans during the first quarter of 2015, compared to $26 million contributed in the first quarter of 2014. We contributed $3 million to our non-U.S. pension plans during the first quarter of 2015, compared to $17 million contributed in the first quarter of 2014.
Investing Activities
Net cash used by investing activities was $18 million in the first quarter of 2015, compared to $10 million in the first quarter of 2014. The $18 million cash used in the first quarter of 2015 included $74 million cash used for acquisitions and investments and $33 million in capital expenditures, partially offset by $88 million of proceeds from sales of investments and businesses. The cash usage in the first quarter of 2014 consisted primarily of $41 million in capital expenditures, partially offset by $11 million of proceeds from the sale of investments and businesses and $24 million of proceeds from the sale of property, plant and equipment.
Acquisition and Investments: We used net cash for acquisitions and investments of $74 million during the first quarter of 2015 compared to $4 million in the first quarter of 2014. The cash used during the first quarter of 2015 consisted of $49 million related to the acquisition of two public safety software solution providers and several debt and equity investments. The cash used during the first quarter of 2014 relates to a number of small equity investments.
Sales of Investments and Businesses: We had $88 million of proceeds related to the sales of investments and businesses in the first quarter of 2015 compared to $11 million in the first quarter of 2014. The proceeds in the first quarter of 2015 primarily consists of: (i) $49 million reimbursement from Zebra Technologies for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale; (ii) $47 million from the sale of an equity investment, and (iii) $16 million net cash received from Zebra Technologies for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest. The proceeds in the first quarter of 2014 were comprised of sales of equity investments.
Capital Expenditures: Capital expenditures decreased in the first quarter of 2015 to $33 million, compared to $41 million in the first quarter of 2014. The decrease in capital expenditures was primarily driven by a decrease in information technology-related spend due to the timing of ERP implementation costs, partially offset by an increase in revenue-generating network expenditures.
Sales of Property, Plant, and Equipment: We had $1 million of proceeds related to the sale of property, plant, and equipment in the first quarter of 2015 compared to $24 million in the first quarter of 2014. The proceeds in the first quarter of 2014 were comprised of proceeds from the sale of buildings and land.

Financing Activities
Net cash used for financing activities was $682 million in the first quarter of 2015, compared to $88 million in the first quarter of 2014. Cash used for financing activities in the first quarter of 2015 was primarily comprised of: (i) $653 million used for purchases of our common stock under our share repurchase program and (ii) $75 million of cash used for the payment of dividends, partially offset by $46 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first quarter of 2014 was primarily comprised of: (i) $79 million of cash used for the payment of dividends and (ii) $57 million used for purchases of our common stock under our share repurchase program, partially offset by: (i) $26 million of distributions from discontinued operations and (ii) $14 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $3.4 billion at both April 4, 2015 and December 31, 2014, including the current portions of $4 million at both April 4, 2015 and December 31, 2014.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. We believe that we will be able to maintain sufficient access to the capital markets. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.
Share Repurchase Program: We paid an aggregate of $653 million during the first quarter of 2015, including transaction costs, to repurchase approximately 9.9 million shares at an average price of $66.12 per share. All repurchased shares have been retired.
The Board of Directors has authorized a share repurchase program for an aggregate amount of $12.0 billion of outstanding shares of common stock. As of April 4, 2015, we have used approximately $8.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $3.6 billion of authority available for future repurchases.
Payment of Dividends: During the first quarter of 2015, we paid $75 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid $72 million in cash dividends to holders of our common stock.
Credit Facilities
As of April 4, 2015, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of April 4, 2015. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first quarter of 2015.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $65 million at April 4, 2015, compared to $293 million at December 31, 2014. Outstanding commitments decreased during the first quarter of 2015 primarily as a result of two large customer contracts one of which was converted to an order without long-term financing and the other where the financing commitment was funded and sold.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $26 million at April 4, 2015, compared to $31 million at December 31, 2014.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the first quarter of 2015 and 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Accounts receivable sales proceeds	$6	$7
Long-term receivables sales proceeds	65	1
Total proceeds from sales of accounts receivable	$71	$8
As of April 4, 2015, we had retained servicing obligations for $596 million of sold long-term receivables, compared to $496 million of sold long-term receivables at December 31, 2014. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at April 4, 2015.
Legal Matters: We are a defendant in various lawsuits, claims and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on our condensed consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. This ASU will be effective for us beginning January 1, 2017; however, in April 2015, the FASB proposed a one year delay in the effective date of the standard. This ASU allows for both retrospective and modified-retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the consolidation analysis required for limited partnerships and other variable interest entities. This ASU will be effective for us beginning January 1, 2016, with early adoption permitted. This ASU allows for either retrospective or modified retrospective application.  We do not expect this ASU will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. We will be required to apply a full retrospective approach to all periods presented. This guidance will be effective January 1, 2016 and, upon adoption, debt issuance costs capitalized in other assets in the consolidated balance sheet will be reclassified and presented as a reduction to long-term debt. As of April 4, 2015, debt issuance costs, net of accumulated amortization, recognized in the condensed consolidated balance sheet were $19 million.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." Under this guidance, if it is determined that a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; however, if it is determined that a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU allows for the option of applying either a full retrospective approach to all periods presented or a prospective approach to all arrangements entered into or materially modified after the effective date of January 1, 2016. We are in the process of assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of April 4, 2015, we had outstanding foreign exchange contracts with notional amounts totaling $694 million, compared to $628 million outstanding as of December 31, 2014. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 4, 2015, and the corresponding positions as of December 31, 2014:

	Notional Amount
Net Buy (Sell) by Currency	April 4, 2015	December 31, 2014
British Pound	$166	$34
Euro	154	214
Chinese Renminbi	(146)	(161)
Norwegian Krone	(86)	(90)
Brazilian Real	(38)	(28)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of foreign exchange rate fluctuations, (ii) the impact of cost savings initiatives on operating expenses, (iii) the growth of our Services segment and the resulting impact on consolidated gross margin, and (iv) the decline of iDEN product and services sales and impact on revenue and gross margins within the Services segment, (b) our business strategies and expected results, (c) our expected gross margins in the Services segment and our expected consolidated gross margin decline, (d) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (e) our ability and cost to repatriate funds, (f) our future contributions to our pension plans, (g) our ability and cost to access the capital markets at our current ratings, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, (k) potential contractual damages claims, and (l) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 20 of our 2014 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The sale of the Enterprise business included the transfer of our existing Enterprise Resource Planning ("ERP") system to Zebra. We have entered into transition service agreements which require us to operate in a shared information technology environment with Zebra for a period of two years from the transaction closing date with the option to extend up to an additional twelve months. We are currently in the planning phases of determining our future ERP needs, which may include the redesign of current processes and controls.

Part II—Other Information
Item 1. Legal Proceedings
The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the Company's condensed consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s: (i) results of operations in the periods in which an adverse outcome becomes both probable and estimable or (ii) financial position or liquidity in the periods in which the matters are ultimately resolved.

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 20 of the Company’s 2014 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 4, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
1/1/15 to 1/31/15	3,186,901	$65.18	3,186,901	$4,002,345,250
2/1/15 to 2/28/15	2,994,201	$66.58	2,994,201	$3,802,998,039
3/1/15 to 4/4/15	3,687,000	$66.56	3,687,000	$3,557,580,981
Total	9,868,102	$66.12	9,868,102

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 4, 2015, the Company had used approximately $8.4 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 9, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.2
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 9, 2015 (incorporated by reference to Exhibit 10.2 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.3
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.3 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.4
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.4 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

*10.5	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015.
*10.6	2015-2017 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith
MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M Logo, as well as iDEN are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license.
All other product or service names are the property of their respective owners. © 2015 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 6, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 9, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.2
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 9, 2015 (incorporated by reference to Exhibit 10.2 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.3
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.3 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.4
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.4 to Motorola Solutions' Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

*10.5	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015.
*10.6	2015-2017 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith