Form 10-Q
period 2015-07-04
Motorola Solutions, Inc.
filed 2015-08-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 4, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 4, 2015:

Class	Number of Shares
Common Stock; $.01 Par Value	206,777,008

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales from products	$867	$887	$1,626	$1,640
Net sales from services	501	506	965	982
Net sales	1,368	1,393	2,591	2,622
Costs of product sales	385	400	745	751
Costs of services sales	335	337	650	638
Costs of sales	720	737	1,395	1,389
Gross margin	648	656	1,196	1,233
Selling, general and administrative expenses	254	308	510	615
Research and development expenditures	156	176	315	350
Other charges (income)	(16)	34	(2)	23
Operating earnings	254	138	373	245
Other income (expense):
Interest expense, net	(39)	(29)	(79)	(54)
Gains (losses) on sales of investments, net	4	(4)	50	4
Other	(4)	(7)	(1)	(9)
Total other expense	(39)	(40)	(30)	(59)
Earnings from continuing operations before income taxes	215	98	343	186
Income tax expense	64	20	104	23
Earnings from continuing operations	151	78	239	163
Earnings (loss) from discontinued operations, net of tax	(8)	746	(21)	788
Net earnings	143	824	218	951
Less: Earnings attributable to noncontrolling interests	1	—	1	—
Net earnings attributable to Motorola Solutions, Inc.	$142	$824	$217	$951
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$150	$78	$238	$163
Earnings (loss) from discontinued operations, net of tax	(8)	746	(21)	788
Net earnings attributable to Motorola Solutions, Inc.	$142	$824	$217	$951
Earnings (loss) per common share:
Basic:
Continuing operations	$0.72	$0.31	$1.12	$0.64
Discontinued operations	(0.04)	2.94	(0.09)	3.11
	$0.68	$3.25	$1.03	$3.75
Diluted:
Continuing operations	$0.72	$0.30	$1.11	$0.63
Discontinued operations	(0.04)	2.92	(0.10)	3.07
	$0.68	$3.22	$1.01	$3.70
Weighted average common shares outstanding:
Basic	208.0	253.7	211.7	253.8
Diluted	209.5	256.2	213.8	257.2
Dividends declared per share	$0.34	0.31	$0.68	0.62
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net earnings	$143	$824
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	7	13
Net loss on derivative instruments	—	1
Marketable securities	4	—
Defined benefit plans	(83)	11
Total other comprehensive income (loss), net of tax	(72)	25
Comprehensive income	71	849
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$70	$849

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Net earnings	$218	$951
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(19)	15
Net loss on derivative instruments	—	1
Marketable securities	(29)	2
Defined benefit plans	(82)	24
Total other comprehensive income (loss), net of tax	(130)	42
Comprehensive income	88	993
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$87	$993
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	July 4, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,112	$3,954
Accounts receivable, net	1,141	1,409
Inventories, net	364	345
Deferred income taxes	422	431
Other current assets	593	740
Total current assets	5,632	6,879
Property, plant and equipment, net	542	549
Investments	285	316
Deferred income taxes	2,118	2,151
Goodwill	423	383
Other assets	160	145
Total assets	$9,160	$10,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	417	540
Accrued liabilities	1,550	1,706
Total current liabilities	1,971	2,250
Long-term debt	3,393	3,396
Other liabilities	1,973	2,011
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/4/15—207.3; 12/31/14—220.5
Outstanding shares: 7/4/15—206.8; 12/31/14—219.8
Additional paid-in capital	313	1,178
Retained earnings	3,485	3,410
Accumulated other comprehensive loss	(1,985)	(1,855)
Total Motorola Solutions, Inc. stockholders’ equity	1,815	2,735
Noncontrolling interests	8	31
Total stockholders’ equity	1,823	2,766
Total liabilities and stockholders’ equity	$9,160	$10,423
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2014	220.5	$1,180	$(1,855)	$3,410	$31
Net earnings				217	1
Other comprehensive loss			(130)
Issuance of common stock and stock options exercised	1.3	37
Share repurchase program	(14.5)	(938)
Tax shortfalls from share-based compensation		(4)
Share-based compensation expense		40
Sale of controlling interest in subsidiary common stock					(24)
Dividends declared				(142)
Balance as of July 4, 2015	207.3	$315	$(1,985)	$3,485	$8
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	July 4, 2015	June 28, 2014
Operating
Net earnings attributable to Motorola Solutions, Inc.	$217	$951
Earnings attributable to noncontrolling interests	1	—
Net earnings	218	951
Earnings (loss) from discontinued operations, net of tax	(21)	788
Earnings from continuing operations, net of tax	239	163
Adjustments to reconcile Earnings from continuing operations to Net cash provided by operating activities from continuing operations:
Depreciation and amortization	81	86
Gain on sale of building and land	—	(21)
Non-cash other charges (income)	5	(5)
Non-U.S. pension curtailment gain	(32)	—
Share-based compensation expense	40	54
Gains on sales of investments and businesses, net	(50)	(4)
Deferred income taxes	55	6
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	255	190
Inventories	(25)	17
Other current assets	28	76
Accounts payable and accrued liabilities	(263)	(299)
Other assets and liabilities	(42)	(133)
Net cash provided by operating activities from continuing operations	291	130
Investing
Acquisitions and investments, net	(93)	(11)
Proceeds from sales of investments and businesses, net	111	21
Capital expenditures	(81)	(82)
Proceeds from sales of property, plant and equipment	1	24
Net cash used for investing activities from continuing operations	(62)	(48)
Financing
Repayment of debt	(2)	(2)
Net proceeds from issuance of debt	—	4
Issuance of common stock	51	85
Purchase of common stock	(938)	(473)
Excess tax benefit from share-based compensation	1	6
Payment of dividends	(148)	(158)
Distributions from discontinued operations	—	100
Net cash used for financing activities from continuing operations	(1,036)	(438)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	89
Net cash provided by investing activities from discontinued operations	—	11
Net cash used for financing activities from discontinued operations	—	(100)
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(35)	7
Net decrease in cash and cash equivalents	(842)	(349)
Cash and cash equivalents, beginning of period	3,954	3,225
Cash and cash equivalents, end of period	$3,112	$2,876
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$81	$67
Income and withholding taxes, net of refunds	71	31
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of July 4, 2015 and for the three and six months ended July 4, 2015 and June 28, 2014, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended July 4, 2015 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. This ASU will be effective for the Company beginning January 1, 2018. This ASU allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In adopting the ASU, the Company will be required to apply a full retrospective approach to all periods presented. This guidance will be effective January 1, 2016 and, upon adoption, debt issuance costs capitalized in other assets in the consolidated balance sheet will be reclassified and presented as a reduction to long-term debt. As of July 4, 2015, debt issuance costs, net of accumulated amortization, recognized in the condensed consolidated balance sheet were $18 million.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively and will be effective for the Company beginning January 1, 2017 with early adoption permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

2.	Discontinued Operations
On October 27, 2014, the Company completed the sale of its Enterprise business to Zebra Technologies Corporation for $3.45 billion in cash. Certain assets of the Enterprise business were excluded from the transaction and retained by the Company, including the Company’s iDEN business. The historical financial results of the Enterprise business, excluding those assets and liabilities retained in the transaction, are reflected in the Company's condensed consolidated financial statements and footnotes as discontinued operations for all periods presented.
The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$—	$560	$—	$1,133
Operating earnings	—	55	—	118
Losses on sales of investments and businesses, net	—	(1)	—	(1)
Investment impairments	—	(3)	—	(3)
Earnings (loss) before income taxes	(8)	50	(28)	112
Income tax benefit	—	(696)	(7)	(676)
Earnings (loss) from discontinued operations, net of tax	$(8)	$746	$(21)	$788

3.	Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Other charges (income):
Intangibles amortization	$3	$1	$4	$2
Reorganization of business	13	25	26	34
Legal settlement	—	8	—	8
Non-U.S. pension curtailment gain	(32)	—	(32)	—
Gain on sale of building and land	—	—	—	(21)
	$(16)	$34	$(2)	$23
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest income (expense), net:
Interest expense	$(42)	$(34)	$(86)	$(64)
Interest income	3	5	7	10
	$(39)	$(29)	$(79)	$(54)
Other:
Investment impairments	(3)	—	(3)	—
Foreign currency gain (loss)	(11)	(7)	$7	$(8)
Gain (loss) on derivative instruments	4	(1)	(12)	(2)
Gains on equity method investments	4	2	4	2
Other	2	(1)	3	(1)
	$(4)	$(7)	$(1)	$(9)

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Three Months Ended	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic earnings per common share:
Earnings	$150	$78	$142	$824
Weighted average common shares outstanding	208.0	253.7	208.0	253.7
Per share amount	$0.72	$0.31	$0.68	$3.25
Diluted earnings per common share:
Earnings	$150	$78	$142	$824
Weighted average common shares outstanding	208.0	253.7	208.0	253.7
Add effect of dilutive securities:
Share-based awards	1.5	2.5	1.5	2.5
Diluted weighted average common shares outstanding	209.5	256.2	209.5	256.2
Per share amount	$0.72	$0.30	$0.68	$3.22

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Six Months Ended	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic earnings per common share:
Earnings	$238	$163	$217	$951
Weighted average common shares outstanding	211.7	253.8	211.7	253.8
Per share amount	$1.12	$0.64	$1.03	$3.75
Diluted earnings per common share:
Earnings	$238	$163	$217	$951
Weighted average common shares outstanding	211.7	253.8	211.7	253.8
Add effect of dilutive securities:
Share-based awards	2.1	3.4	2.1	3.4
Diluted weighted average common shares outstanding	213.8	257.2	213.8	257.2
Per share amount	$1.11	$0.63	$1.01	$3.70
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended July 4, 2015, the assumed exercise of 1.7 million options and the assumed vesting of 0.7 million RSUs were excluded because their inclusion would have been antidilutive. For the six months ended July 4, 2015, the assumed exercise of 3.9 million options and the assumed vesting of 1.2 million RSUs were excluded because their inclusion would have been antidilutive.
For the three and six months ended June 28, 2014, the assumed exercise of 4.6 million and 4.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $3.1 billion at July 4, 2015 and $4.0 billion at December 31, 2014. Of these amounts, $63 million was restricted at both July 4, 2015 and December 31, 2014.

Investments
Investments consist of the following:

July 4, 2015	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$31	$—	$31
Corporate bonds	9	—	9
Common stock	—	23	23
	40	23	63
Other investments, at cost	208	—	208
Equity method investments	14	—	14
	$262	$23	$285

December 31, 2014	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$14	$—	$14
Corporate bonds	16	—	16
Mutual funds	2	—	2
Common stock	1	70	71
	33	70	103
Other investments, at cost	191	—	191
Equity method investments	22	—	22
	$246	$70	$316
During the three months ended July 4, 2015, the Company recorded investment impairment charges of $3 million related to cost method investments and sold a cost method investment recognizing a gain on sale of $4 million. During the six months ended July 4, 2015, the Company sold shares of an equity investment realizing cash proceeds of $47 million and a previously unrecognized gain of $46 million.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 4, 2015	December 31, 2014
Accounts receivable	$1,168	$1,444
Less allowance for doubtful accounts	(27)	(35)
	$1,141	$1,409
Inventories, Net
Inventories, net, consist of the following:

	July 4, 2015	December 31, 2014
Finished goods	$165	$163
Work-in-process and production materials	337	313
	502	476
Less inventory reserves	(138)	(131)
	$364	$345

Other Current Assets
Other current assets consist of the following:

	July 4, 2015	December 31, 2014
Costs and earnings in excess of billings	$385	$417
Tax-related refunds receivable	90	103
Zebra receivable for cash transferred	—	49
Other	118	171
	$593	$740
In conjunction with the sale of the Enterprise business to Zebra Technologies, the Company transferred legal entities which maintained cash balances. During the six months ended July 4, 2015, approximately $49 million of transferred cash balances were reimbursed by Zebra in accordance with the sales agreement.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	July 4, 2015	December 31, 2014
Land	$18	$18
Building	555	559
Machinery and equipment	1,695	1,672
	2,268	2,249
Less accumulated depreciation	(1,726)	(1,700)
	$542	$549
Depreciation expense for the three months ended July 4, 2015 and June 28, 2014 was $38 million and $45 million, respectively. Depreciation expense for the six months ended July 4, 2015 and June 28, 2014 was $77 million and $84 million, respectively.
Other Assets
Other assets consist of the following:

	July 4, 2015	December 31, 2014
Intangible assets, net	$52	$23
Long-term receivables	18	31
Other	90	91
	$160	$145
Accrued Liabilities
Accrued liabilities consist of the following:

	July 4, 2015	December 31, 2014
Deferred revenue	$335	$355
Compensation	180	190
Billings in excess of costs and earnings	346	358
Tax liabilities	68	91
Dividend payable	70	75
Other	551	637
	$1,550	$1,706

Other Liabilities
Other liabilities consist of the following:

	July 4, 2015	December 31, 2014
Defined benefit plans	$1,600	$1,611
Postretirement Health Care Benefit Plan	39	49
Deferred revenue	121	139
Unrecognized tax benefits	51	54
Other	162	158
	$1,973	$2,011
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
The Company paid an aggregate of $285 million during the three months ended July 4, 2015, including transaction costs, to repurchase approximately 4.6 million shares at an average price of $61.63 per share. The Company paid an aggregate of $938 million during the six months ended July 4, 2015, including transaction costs, to repurchase approximately 14.5 million shares at an average price of $64.69 per share. As of July 4, 2015, the Company had used approximately $8.7 billion of the share repurchase authority, including transaction costs, to repurchase shares leaving $3.3 billion of authority available for future repurchases.
On August 4, 2015, the Board of Directors authorized the Company to commence a modified "Dutch auction" tender offer to repurchase up to $2 billion of its outstanding shares of common stock. The repurchase of these shares is authorized under the existing share repurchase authority as outlined above and the purchase will be funded with a combination of cash on hand and a portion of the proceeds raised through the issuance of new convertible notes (see Note 4). The Company anticipates commencing the tender offer on or about August 7, 2015. The tender offer is expected to close on or about September 4, 2015.
Payment of Dividends: During the three months ended July 4, 2015 and June 28, 2014, the Company paid $72 million and $79 million, respectively, in cash dividends to holders of its common stock. During the six months ended July 4, 2015 and June 28, 2014, the Company paid $148 million and $158 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(230)	$(94)	$(204)	$(96)
Other comprehensive income (loss) before reclassification adjustment	7	8	(18)	11
Tax (expense) benefit	—	5	(1)	4
Other comprehensive income (loss), net of tax	7	13	(19)	15
Balance at end of period	$(223)	$(81)	$(223)	$(81)
Net loss on derivative instruments:
Balance at beginning of period	$—	$(1)	$—	$(1)
Reclassification adjustment into Cost of Sales	—	1	—	1
Tax expense	—	—	—	—
Reclassification adjustment into Cost of Sales, net of tax	—	1	—	1
Other comprehensive income, net of tax	—	1	—	1
Balance at end of period	$—	$—	$—	$—
Unrealized Gains and Losses on Available-for-Sale Securities:
Balance at beginning of period	$11	$—	$44	$(2)
Other comprehensive income (loss) before reclassification adjustment	6	—	(1)	2
Tax (expense) benefit	(2)	—	1	—
Other comprehensive income before reclassification adjustment, net of tax	4	—	—	2
Reclassification adjustment into Gains on Sales of investments and businesses, net	—	—	(46)	—
Tax expense	—	—	17	—
Reclassification adjustment into Gains on sales of investments and businesses, net of tax	—	—	(29)	—
Other comprehensive income (loss), net of tax	4	—	(29)	2
Balance at end of period	$15	$—	$15	$—
Defined Benefit Plans:
Balance at beginning of period	(1,694)	(2,175)	(1,695)	(2,188)
Other comprehensive loss before reclassification adjustment	(53)	—	(53)	—
Tax expense	—	—	—	—
Other comprehensive loss before reclassification adjustment, net of tax	(53)	—	(53)	—
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	18	25	36	53
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(16)	(9)	(32)	(18)
Reclassification adjustment - Non-U.S. pension curtailment gain into Selling, general, and administrative expenses	(32)	—	(32)	—
Tax benefit	—	(5)	(1)	(11)
Reclassification adjustment into Selling, general, and administrative expenses, net of tax	(30)	11	(29)	24
Other comprehensive income (loss), net of tax	(83)	11	(82)	24
Balance at end of period	$(1,777)	$(2,164)	$(1,777)	$(2,164)

Total Accumulated other comprehensive loss	$(1,985)	$(2,245)	$(1,985)	$(2,245)

4.	Debt and Credit Facilities
As of July 4, 2015, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 4, 2015. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the six months ended July 4, 2015.
On August 4, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1 billion of 2% convertible notes which mature in September 2020. Interest on the notes will be payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 14.59854 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). The Company may, at its option, elect to settle the amount due upon conversion in cash, common stock, or a combination of cash and common stock. The Company expects to close this transaction on August 25, 2015.

5.	Risk Management
Foreign Currency Risk
As of July 4, 2015, the Company had outstanding foreign exchange contracts with notional amounts totaling $609 million, compared to $628 million outstanding at December 31, 2014. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 4, 2015, and the corresponding positions as of December 31, 2014:

	Notional Amount
Net Buy (Sell) by Currency	July 4, 2015	December 31, 2014
Euro	$158	$214
Chinese Renminbi	(148)	(161)
Norwegian Krone	(91)	(90)
Australian Dollar	(60)	(42)
Brazilian Real	(46)	(28)
Interest Rate Risk
As of July 4, 2015, the Company had $3.4 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates.
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable and the Company has an interest rate swap in place which is not designated as a hedge. As such, the changes in the fair value of the interest rate swap are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swap was in a liability position of $2 million at July 4, 2015 and December 31, 2014.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 4, 2015, all of the counterparties have investment grade credit ratings. As of July 4, 2015, the Company had $3 million of exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of July 4, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	Assets		Liabilities
July 4, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3	Other current assets	$1	Accrued liabilities
Interest rate swap	—	Other current assets	2	Accrued liabilities
Total derivatives	$3		$3

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other current assets	5	Accrued liabilities
Interest rate swap	—	Other current assets	2	Accrued liabilities
Total derivatives	1		7
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated statements of operations for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest rate swap	$—	$—	$1	$—	Other income (expense)
Foreign exchange contracts	4	(1)	(13)	(2)	Other income (expense)
Total derivatives	$4	$(1)	$(12)	$(2)

6.	Income Taxes
At the end of each interim reporting period, the Company makes an estimate of its annual effective income tax rate. Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Earnings from continuing operations before income taxes	$215	$98	$343	$186
Income tax expense	64	20	104	23
Effective tax rate	30%	20%	30%	12%
The Company recorded $64 million of net tax expense in the second quarter of 2015 resulting in an effective tax rate of 30%, compared to $20 million of net tax expense in the second quarter of 2014 resulting in an effective tax rate of 20%. The effective tax rate in the second quarter of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S domestic production tax deduction.
The effective tax rate in the second quarter of 2014 was lower than the U.S. statutory tax rate of 35% due to discrete tax benefits, primarily related to return-to-provision adjustments associated with our deferred tax liability for undistributed foreign earnings, the rate differential for foreign affiliates, and the U.S domestic production tax deduction.

The Company recorded $104 million of net income tax expense in the first half of 2015 resulting in an effective tax rate of 30%, compared to $23 million of net tax expense resulting in an effective tax rate of 12% in the first half of 2014. The effective tax rate for the first half of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S domestic production tax deduction.
The effective tax rate in the first half of 2014 was lower than the U.S. statutory tax rate of 35% due to a tax benefit associated with the net reduction in unrecognized tax benefits for facts that indicated the extent to which certain tax positions were more-likely-than-not of being sustained, discrete tax benefits primarily related to return-to-provision adjustments associated with our deferred tax liability for undistributed foreign earnings, the rate differential for foreign affiliates, and the U.S domestic production tax deduction.

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$—	$—	$4	$4	$1	$1
Interest cost	47	93	19	20	2	3
Expected return on plan assets	(52)	(98)	(31)	(23)	(3)	(2)
Amortization of:
Unrecognized net loss	11	21	5	3	2	3
Unrecognized prior service cost (benefit)	—	—	(1)	2	(15)	(11)
Curtailment gain	—	—	(32)	—	—	—
Net periodic pension cost (benefit)	$6	$16	$(36)	$6	$(13)	$(6)
During the three months ended July 4, 2015, the Company amended its Non-U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015.  As a result, the Company recorded a curtailment gain of $32 million to Other charges in the Company’s condensed consolidated statements of operations.
The Company made no contributions to its U.S. Pension Benefit Plans during the three months ended July 4, 2015 and $40 million of contributions to its U.S. Pension Benefit plans for the three months ended June 28, 2014. During both the three months ended July 4, 2015 and June 28, 2014, contributions of $3 million were made to the Company’s Non U.S. Pension Benefit Plans.

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$—	$—	$7	$7	$1	$1
Interest cost	96	185	35	40	4	6
Expected return on plan assets	(106)	(196)	(57)	(45)	(5)	(5)
Amortization of:
Unrecognized net loss	23	44	9	6	5	6
Unrecognized prior service cost (benefit)	—	—	(2)	3	(30)	(21)
Curtailment gain	—	—	(32)	—	—	—
Net periodic pension cost (benefit)	$13	$33	$(40)	$11	$(25)	$(13)
The Company made no contributions to its U.S. Pension Benefit Plans during the six months ended July 4, 2015 and $66 million of contributions to its U.S. Pension Benefit Plans for the six months ended June 28, 2014. During the six months ended July 4, 2015 and June 28, 2014, contributions of $6 million and $20 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Share-based compensation expense included in:
Costs of sales	$2	$3	$5	$7
Selling, general and administrative expenses	12	16	25	33
Research and development expenditures	5	7	10	14
Share-based compensation expense included in Operating earnings	19	26	40	54
Tax benefit	6	8	13	17
Share-based compensation expense, net of tax	$13	$18	$27	$37
Decrease in basic earnings per share	$(0.06)	$(0.07)	$(0.13)	$(0.15)
Decrease in diluted earnings per share	$(0.06)	$(0.07)	$(0.13)	$(0.14)
Share-based compensation expense in discontinued operations	$—	$5	$—	$13
During the six months ended July 4, 2015, the Company granted 0.8 million RSUs and 0.8 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $39 million and $9 million, respectively, which will be recognized over the vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 4, 2015 and December 31, 2014 were as follows:

July 4, 2015	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$3	$3
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	31	31
Corporate bonds	—	9	9
Common stock	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1
Interest rate swap	—	2	2

December 31, 2014	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	14	14
Corporate bonds	—	16	16
Mutual funds	—	2	2
Common stock	71	—	71
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest rate swap	—	2	2
The Company had no Level 3 holdings as of July 4, 2015 or December 31, 2014.
At July 4, 2015 and December 31, 2014, the Company had $2.2 billion and $3.3 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 4, 2015 was $3.4 billion (Level 2).
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	July 4, 2015	December 31, 2014
Long-term receivables	$29	$49
Less current portion	(11)	(18)
Non-current long-term receivables, net	$18	$31
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $107 million at July 4, 2015, compared to $293 million at December 31, 2014. Outstanding commitments decreased during the six months ended July 4, 2015 primarily as a result of two large customer contracts, one of which was converted to an order without long-term financing and the other where the financing commitment was funded and sold.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Accounts receivable sales proceeds	$5	$26	$11	$33
Long-term receivables sales proceeds	43	52	108	52
Total proceeds from receivable sales	$48	$78	$119	$85
At July 4, 2015, the Company had retained servicing obligations for $627 million of long-term receivables, compared to $496 million of long-term receivables at December 31, 2014. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at July 4, 2015 and December 31, 2014 is as follows:

July 4, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$5	$—	$—	$—
Commercial loans and leases secured	24	—	1	1
Total gross long-term receivables, including current portion	$29	$—	$1	$1

December 31, 2014	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	35	—	—	12
Total gross long-term receivables, including current portion	$49	$—	$—	$12

11.	Commitments and Contingencies
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at July 4, 2015.
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

The following table summarizes Net sales by segment:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Products	$867	$887	$1,626	$1,640
Services	501	506	965	982
	$1,368	$1,393	$2,591	$2,622
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Products	$171	$95	$235	$134
Services	83	43	138	111
Operating earnings	254	138	373	245
Total other expense	(39)	(40)	(30)	(59)
Earnings from continuing operations before income taxes	$215	$98	$343	$186

13.	Reorganization of Business
2015 Charges
During the three months ended July 4, 2015, the Company recorded net reorganization of business charges of $16 million including $13 million of charges in Other charges, and $3 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $16 million of charges were all related to employee separation costs.
During the six months ended July 4, 2015, the Company recorded net reorganization of business charges of $30 million including $26 million of charges in Other charges and $4 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $30 million were charges of $26 million for employee separation costs and $4 million for exit costs.
The following table displays the net charges incurred by segment:

July 4, 2015	Three Months Ended	Six Months Ended
Products	$12	$22
Services	4	8
	$16	$30
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2015 to July 4, 2015, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business:

	January 1, 2015	Additional Charges	Amount Used	July 4, 2015
Exit costs	$—	$4	$—	$4
Employee separation costs	57	26	(40)	43
	$57	$30	$(40)	$47
Exit Costs
At January 1, 2015, the Company had no accruals for exit costs. During the six months ended July 4, 2015, there were $4 million of additional charges related to the exit of leased facilities. The remaining accrual of $4 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 4, 2015, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.

Employee Separation Costs
At January 1, 2015, the Company had an accrual of $57 million for employee separation costs. The 2015 additional charges of $26 million represent severance costs for approximately 300 employees. The $40 million used reflects cash payments to severed employees. The remaining accrual of $43 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 4, 2015, is expected to be paid, primarily within one year, to approximately 400 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2014 Charges
During the three months ended June 28, 2014, the Company recorded net reorganization of business charges of $28 million, including $25 million of charges in Other charges and $3 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $28 million of charges were all related to employee separation costs.
During the six months ended June 28, 2014, the Company recorded net reorganization of business charges of $38 million, including $34 million of charges in Other charges and $4 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $38 million were charges of $34 million related to employee separation costs and $4 million related to exit costs.
The following table displays the net charges incurred by segment:

June 28, 2014	Three Months Ended	Six Months Ended
Products	$18	$24
Services	10	14
	$28	$38

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	July 4, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$59	$29	$37	$27
Patents	8	5	8	4
Customer-related	23	9	15	8
Other intangibles	20	15	17	15
	$110	$58	$77	$54
Amortization expense on intangible assets was $3 million for the three months ended July 4, 2015 and $4 million for the six months ended July 4, 2015. Amortization expense on intangible assets was $1 million for the three months ended June 28, 2014 and $2 million for the six months ended June 28, 2014. As of July 4, 2015, annual amortization expense is estimated to be $8 million in 2015, $9 million in 2016 and 2017, $8 million in 2018, $7 million in 2019, and $4 million in 2020.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	July 4, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$89	$57	$77	$54
Services	21	1	—	—
	$110	$58	$77	$54

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2015 to July 4, 2015:

	Products	Services	Total
Balance as of January 1, 2015
Aggregate goodwill	$264	$119	$383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
Goodwill acquired	7	32	39
Purchase accounting adjustments	1	—	1
Balance as of July 4, 2015
Aggregate goodwill	$272	$151	$423
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$272	$151	$423
Acquisitions
On November 18, 2014, the Company completed the acquisition of an equipment provider for a purchase price of $22 million. During the six months ended July 4, 2015, the Company completed the purchase accounting for this acquisition, recognizing $8 million of goodwill and $12 million of identifiable intangible assets. These identifiable intangible assets were classified as completed technology to be amortized over five years.
During the quarter ended April 4, 2015 the Company completed the acquisitions of two providers of public safety software-based solutions for an aggregate purchase price of $50 million. During the six months ended July 4, 2015, the Company recognized an additional $32 million of goodwill, $21 million of identifiable intangible assets, and $4 million of acquired liabilities related to these acquisitions. The $21 million of identifiable intangible assets were classified as: (i) $10 million completed technology, (ii) $8 million customer-related, and (iii) $3 million of other intangibles. These intangible assets will be amortized over periods ranging from five to ten years.
The results of operations for these acquisitions have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date. The pro forma effects of these acquisitions are not significant individually or in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended July 4, 2015 and June 28, 2014, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the second quarter of 2015, the segment’s net sales were $867 million, representing 63% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Lifecycle Support services, (iii) Managed services, (iv) Smart Public Safety Solutions, and (v) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications.  Lifecycle Support services includes lifecycle planning, software and hardware maintenance, security patches and upgrades, call center support, network monitoring, and repair services.  Managed services includes managing and operating customer systems and devices at defined services levels. Smart Public Safety Solutions includes software and hardware solutions for our customers' "Command & Control" centers providing video monitoring support, data analytics, and content management with the objective of enabling smart policing. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the second quarter of 2015, the segment’s net sales were $501 million, representing 37% of our consolidated net sales.
Trends Affecting Our Business
Impact of Foreign Exchange Rate Fluctuations: Although we are a global corporation and our net sales are impacted by the strengthening of the U.S. dollar in relation to foreign currencies, primarily the Euro, we expect the overall impact of foreign exchange rate fluctuations on our net earnings to be less significant. The impact of foreign exchange rate fluctuations on net earnings is mitigated by the following: (i) the majority of our revenues are derived from contracts within North America denominated in U.S. dollars, (ii) the cost of sales for the delivery of our Services offerings are predominately labor costs incurred within the same geographic region as the associated sale, resulting in minimal impact of foreign exchange rates on gross margin within the Services segment, and (iii) a significant portion of our operating expenses are derived in foreign currencies as a result of our offshore research and development and selling, general, and administrative footprint.
Cost Savings Initiatives: We are committed to employing disciplined financial policies and driving continuous efficiencies and improvements in our cost structure. We expect to reduce selling, general, and administrative and research and development expenses during 2015 by approximately $175 million in comparison to 2014.
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
iDEN: We have experienced a downward trend in iDEN product and services sales over the last three years due to decreased demand as a result of the dated nature of the technology. We expect the downward trend to continue as service contracts expire and new technology replaces iDEN equipment in the marketplace. This trend primarily relates to our Services segment as the majority of iDEN sales are hardware and software maintenance services. The expected decline in iDEN sales will impact both revenues and gross margins within the Services segment as iDEN services’ gross margins are generally higher than the remainder of our services portfolio.

Second Quarter Summary

•
Net sales were $1.4 billion in both the second quarter of 2015 and 2014. Net sales in the second quarter of 2015 included the unfavorable impact of foreign currency fluctuations of $53 million, primarily within EA, AP, and Latin America, partially offset by growth of $42 million in North America.

•
We generated operating earnings of $254 million, or 19% of net sales, in the second quarter of 2015, compared to $138 million, or 10% of net sales, in the second quarter of 2014. Profitability improvements were primarily driven by lower operating expenses as a result of: (i) cost savings initiatives, (ii) the favorable impact of foreign exchange rates on operating costs, and (iii) lower pension expense.

•
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $150 million, or $0.72 per diluted common share, in the second quarter of 2015, compared to $78 million, or $0.30 per diluted common share, in the second quarter of 2014. The unfavorable impact of foreign currency fluctuations on net sales was largely offset by foreign exchange rate favorability within Cost of sales and operating expenses reducing the impact on earnings from continuing operations attributable to Motorola Solutions, Inc.

•
We generated net cash from operating activities of $291 million during the first half of 2015, compared to $130 million of net cash provided by operating activities in the first half of 2014. Operating cash flows improved primarily as a result of increased earnings, reduced pension contributions, and improved accounts receivable collections.

•	We returned $357 million and $1.1 billion in capital to shareholders through dividends and share repurchases during the second quarter of 2015 and first half of 2015, respectively.
Highlights for our segments are as follows:

•
Products: Net sales were $867 million in the second quarter of 2015, a decrease of $20 million, or 2%, compared to net sales of $887 million during the second quarter of 2014. On a geographic basis, net sales increased in North America and ME, decreased in Latin America and EA, and were flat in AP, compared to the year-ago quarter.

•
Services: Net sales were $501 million in the second quarter of 2015, a decrease of $5 million, or 1%, compared to net sales of $506 million in the second quarter of 2014. On a geographic basis, net sales declined in EA, Latin America, and AP and increased in ME and North America, compared to the year-ago quarter.

Recent Developments
Subsequent to the second quarter of 2015, the Board of Directors authorized the following two transactions:

•
On August 4, 2015, the Board of Directors authorized a modified "Dutch auction" tender offer to repurchase up to $2 billion of our outstanding common stock under the previously existing share repurchase authority. The Company anticipates commencing the tender offer on or about August 7, 2015. The tender offer is expected to close on or about September 4, 2015.

•
On August 4, 2015, we entered into an agreement with Silver Lake Partners to issue $1 billion of 2% convertible notes which mature in September 2020. Interest on the notes will be payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 14.59854 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). Upon conversion, we may elect to settle the amount due in cash, common stock, or a combination of cash and common stock, at our option. We expect to close this transaction on August 25, 2015.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 4, 2015	% of Sales**	June 28, 2014	% of Sales**	July 4, 2015	% of Sales**	June 28, 2014	% of Sales**
Net sales from products	$867		$887		$1,626		$1,640
Net sales from services	501		506		965		982
Net sales	1,368		1,393		2,591		2,622
Costs of product sales	385	44.4%	400	45.1%	745	45.8%	751	45.8%
Costs of services sales	335	66.9%	337	66.6%	650	67.4%	638	65.0%
Costs of sales	720		737		1,395		1,389
Gross margin	648	47.4%	656	47.1%	1,196	46.2%	1,233	47.0%
Selling, general and administrative expenses	254	18.6%	308	22.1%	510	19.7%	615	23.5%
Research and development expenditures	156	11.4%	176	12.6%	315	12.2%	350	13.3%
Other charges (income)	(16)	(1.2)%	34	2.4%	(2)	(0.1)%	23	0.9%
Operating earnings	254	18.6%	138	9.9%	373	14.4%	245	9.3%
Other income (expense):
Interest expense, net	(39)	(2.9)%	(29)	(2.1)%	(79)	(3.0)%	(54)	(2.1)%
Gain (loss) on sales of investments and businesses, net	4	0.3%	(4)	(0.3)%	50	1.9%	4	0.2%
Other	(4)	(0.3)%	(7)	(0.5)%	(1)	—%	(9)	(0.3)%
Total other expense	(39)	(2.9)%	(40)	(2.9)%	(30)	(1.2)%	(59)	(2.3)%
Earnings from continuing operations before income taxes	215	15.7%	98	7.0%	343	13.2%	186	7.1%
Income tax expense	64	4.7%	20	1.4%	104	4.0%	23	0.9%
Earnings from continuing operations	151	11.0%	78	5.6%	239	9.2%	163	6.2%
Less: Earnings attributable to noncontrolling interests	1	0.1%	—	—%	1	—%	—	—%
Earnings from continuing operations*	150	11.0%	78	5.6%	238	9.2%	163	6.2%
Earnings (loss) from discontinued operations, net of tax	(8)	(0.6)%	746	53.6%	(21)	(0.8)%	788	30.1%
Net earnings*	$142	10.4%	$824	59.2%	$217	8.4%	$951	36.3%
Earnings (loss) per diluted common share*:
Continuing operations	$0.72		$0.30		$1.11		$0.63
Discontinued operations	(0.04)		2.92		(0.10)		3.07
Earnings per diluted common share*	$0.68		$3.22		$1.01		$3.70
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended July 4, 2015 compared to three months ended June 28, 2014
The results of operations for the second quarter of 2015 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.4 billion in the second quarter of 2015, a $25 million, or 2%, decrease compared to the second quarter of 2014. The slight decline in net sales is reflective of decreases in Latin America, EA, and AP, partially offset by growth in North America and ME. The decrease in  EA and AP was primarily the result of foreign exchange rate unfavorability. The decrease in Latin America was primarily the result of foreign exchange rate unfavorability, lower Products sales, and declines in iDen services. North America grew on strong Products sales while ME realized an increase in both Products and Services sales.
Gross Margin
Gross margin was $648 million, or 47.4% of net sales, in the second quarter of 2015, compared to $656 million, or 47.1% of net sales, in the second quarter of 2014. The slight increase in gross margin percentage is attributable to the mix of large projects within North America and AP, partially offset by lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 18% to $254 million, or 18.6% of net sales, in the second quarter of 2015, compared to $308 million, or 22.1% of net sales, in the second quarter of 2014. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, (ii) lower pension expenses, and (iii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased 11% to $156 million, or 11.4% of net sales, in the second quarter of 2015, from $176 million, or 12.6% of net sales, in the second quarter of 2014. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and the movement of employees to lower cost work sites, and (ii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
Other Charges (income)
We recorded net income of $16 million in Other charges (income) in the second quarter of 2015, compared to net charges of $34 million in the second quarter of 2014. The net Other income in the second quarter of 2015 included: (i) $32 million non-U.S. pension curtailment gain, partially offset by: (i) $13 million of net reorganization of business charges and (ii) $3 million of charges relating to the amortization of intangibles. The net charges in the second quarter of 2014 of $34 million included: (i) $25 million of net reorganization of business charges, (ii) $8 million of legal settlement charges, and (iii) $1 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $39 million in the second quarter of 2015, compared to net interest expense of $29 million in the second quarter of 2014. Net interest expense in the second quarter of 2015 included interest expense of $42 million, partially offset by interest income of $3 million. Net interest expense in the second quarter of 2014 included interest expense of $34 million, partially offset by interest income of $5 million. The increase of $8 million in interest expense in the second quarter of 2015 as compared to the second quarter of 2014 was a result of higher outstanding debt balances.
Gains (losses) on Sales of Investments, net
Net Gains on sales of investments and businesses were $4 million in the second quarter of 2015 compared to $4 million of net losses in the second quarter of 2014. The net gains in the second quarter of 2015 and the net losses in the second quarter of 2014 were related to the sales of equity investments.
Other
Net Other expense was $4 million in the second quarter of 2015, compared to $7 million in the second quarter of 2014. The net Other expense in the second quarter of 2015 was comprised of: (i) a $11 million foreign currency loss and (ii) a $3 million investment impairment, partially offset by: (i) a $4 million gain on derivative investments, (ii) a $4 million gain on equity method investments, and (iii) $2 million of other non-operating gains. The net Other expense in the second quarter of 2014 was primarily comprised of $7 million of foreign currency losses.
Effective Tax Rate
We recorded $64 million of net tax expense in the second quarter of 2015, resulting in an effective tax rate of 30%, compared to $20 million of net tax expense in the second quarter of 2014, resulting in an effective tax rate of 20%. Our effective tax rate in the second quarter of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S domestic production tax deduction.

Our effective tax rate in the second quarter of 2014 was lower than the U.S. statutory tax rate of 35% due to discrete tax benefits, primarily related to return-to-provision adjustments associated with our deferred tax liability for undistributed foreign earnings, the rate differential for foreign affiliates, and the U.S domestic production tax deduction.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $150 million, or $0.72 per diluted share, in the second quarter of 2015, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $78 million, or $0.30 per diluted share, in the second quarter of 2014.
The increase in earnings from continuing operations in the second quarter of 2015, as compared to the second quarter of 2014, was primarily driven by: (i) a $54 million decrease in SG&A spend, (ii) a $50 million decrease in Other charges as a result of a $32 million non-U.S. pension curtailment gain, and (iii) a $20 million decrease in R&D, partially offset by a $44 million increase in income tax expense. Earnings from continuing operations attributable to Motorola Solutions, Inc. was not significantly impacted by the overall strengthening of the U.S. dollar in relation to other currencies in the second quarter of 2015. The unfavorable impact of foreign currency fluctuations on net sales was largely offset by foreign exchange rate favorability within cost of sales and operating expenses. The increase in earnings from continuing operations per diluted share was driven by a reduction in shares outstanding as a result of our share repurchase program and increase in earnings from continuing operations.
Earnings from Discontinued Operations
After taxes, we had an $8 million, or $0.04 per diluted share, loss from discontinued operations in the second quarter of 2015, compared to earnings from discontinued operations of $746 million, or $2.92 per diluted share, in the second quarter of 2014.

Results of Operations—Six months ended July 4, 2015 compared to six months ended June 28, 2014
Net Sales
Net sales were $2.6 billion in the first half of 2015, a $31 million decrease from the first half of 2014. The slight decline in net sales is reflective of decreases in Latin America, EA, and AP, partially offset by growth in North America and ME. The decrease in  EA and AP was primarily the result of foreign exchange rate unfavorability. The decrease in Latin America was primarily the result of foreign exchange rate unfavorability, lower Products sales, and declines in iDen services. North America grew on strong Products sales while ME realized an increase in both Products and Services sales.
Gross Margin
Gross margin was $1.2 billion, or 46.2% of net sales, in the first half of 2015, compared to $1.2 billion, or 47.0% of net sales, in the first half of 2014. The decrease in gross margin percentage was driven primarily by a decrease in margins within the Services segment while gross margin of the Products segment remained relatively flat. The decrease in gross margin in the Services segment was primarily driven by: (i) a decrease in Integration services margins as a result of the deployment of certain large projects at lower gross margins and (ii) lower net sales in iDEN services which have a higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased $105 million to $510 million, or 19.7% of net sales, in the first half of 2015, compared to $615 million, or 23.5% of net sales, in the first half of 2014. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, (ii) lower pension expenses, and (iii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
Research and Development Expenses
R&D expenditures decreased $35 million to $315 million, or 12.2% of net sales, in the first half of 2015, compared to $350 million, or 13.3% of net sales, in the first half of 2014. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and the movement of employees to lower cost work sites, and (ii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.

Other Charges (income)
We recorded net income of $2 million in Other income in the first half of 2015, compared to net charges of $23 million in the first half of 2014. The net income in the first half of 2015 included a $32 million gain related to the curtailment of a non-U.S. pension plan, partially offset by: (i) $26 million of net reorganization of business charges and (ii) $4 million of charges relating to the amortization of intangibles. The net Other charges in the first half of 2014 of $23 million included: (i) $34 million of net reorganization of business charges, (ii) $8 million of legal settlement charges, and (iii) $2 million of charges relating to the amortization of intangibles, partially offset by a $21 million gain on the sale of a building and land. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.
Net Interest Expense
Net interest expense was $79 million in the first half of 2015 and $54 million in the first half of 2014. Net interest expense in the first half of 2015 includes interest expense of $86 million, partially offset by interest income of $7 million. Net interest expense in the first half of 2014 includes interest expense of $64 million, partially offset by interest income of $10 million. The increase of $22 million in interest expense in the first half of 2015 as compared to the first half of 2014 was a result of higher outstanding debt balances.
Gains (losses) on Sales of Investments, net
Net gains on sales of investments and businesses were $50 million in the first half of 2015 and $4 million in the first half of 2014. The net gains in the first half of 2015 and 2014 consisted of gains on the sales of equity investments.
Other
Net Other expense was $1 million in the first half of 2015, compared to $9 million in the first half of 2014. The net Other expense in the first half of 2015 was comprised of: (i) $12 million loss on derivative instruments and (ii) a $3 million investment impairment, partially offset by: (i) a $7 million foreign currency gain, (ii) $4 million gain on equity method investments, and (iii) $3 million of other non-operating gains. The net Other expense in the first half of 2014 was primarily comprised of $8 million of foreign currency losses.
Effective Tax Rate
We recorded $104 million of net tax expense in the first half of 2015, resulting in an effective tax rate of 30%, compared to $23 million of net tax expense, resulting in an effective tax rate of 12% in the first half of 2014. Our effective tax rate in 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S domestic production tax deduction.
Our effective tax rate in the first half of 2014 was lower than the U.S. statutory tax rate of 35% due to a tax benefit associated with the net reduction in unrecognized tax benefits for facts that indicated the extent to which certain tax positions were more-likely-than-not of being sustained, discrete tax benefits primarily related to return-to-provision adjustments associated with our deferred tax liability for undistributed foreign earnings, the rate differential for foreign affiliates, and the U.S domestic production tax deduction.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $238 million, or $1.11 per diluted share, in the first half of 2015, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $163 million, or $0.63 per diluted share, in the first half of 2014.
The increase in earnings from continuing operations in the first half of 2015, as compared to the first half of 2014, was primarily driven by: (i) a $105 million decrease in SG&A spend, (ii) an increase in Gains on sales of investments and businesses of $46 million and (iii) a $35 million decrease in R&D, partially offset by: (i) an $81 million increase in income tax expenses and (ii) a $37 million decrease in gross margin. Earnings from continuing operations attributable to Motorola Solutions, Inc. was not significantly impacted by the overall strengthening of the U.S. dollar in relation to other currencies in the first half of 2015. The unfavorable impact of foreign currency fluctuations on net sales was largely offset by foreign exchange rate favorability within cost of sales and operating expenses. The increase in earnings from continuing operations per diluted share was driven by a reduction in shares outstanding as a result of our share repurchase program and increase in earnings from continuing operations.
Earnings from Discontinued Operations
After taxes, we had a $21 million, or $0.10 per diluted share, loss from discontinued operations in the first half of 2015, compared to earnings from discontinued operations of $788 million, or $3.07 per diluted share, in the first half of 2014.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended July 4, 2015 and June 28, 2014, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.

Products Segment
For the second quarter of 2015, the segment’s net sales represented 63% of our consolidated net sales, compared to 64% of our consolidated net sales for the second quarter of 2014. For the first half of 2015 and 2014, the segment’s net sales represented 63% of our consolidated net sales.

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
Segment net sales	$867	$887	(2)%	$1,626	$1,640	(1)%
Operating earnings	171	95	80%	235	134	75%
Three months ended July 4, 2015 compared to three months ended June 28, 2014
The segment’s net sales decreased $20 million, to $867 million in the second quarter of 2015, as compared to $887 million during the second quarter of 2014. The decrease in the segment's net sales was primarily driven by: (i) unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, AP, and Latin America and (ii) a decrease in devices and systems sales in Latin America and EA, partially offset by: (i) an increase in devices and systems sales in North America and (ii) increased devices sales in ME. On a geographic basis, net sales decreased in Latin America and EA, increased in North America and ME, and were flat in AP for the second quarter of 2015, compared to the second quarter of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 66% of the segment’s net sales in the second quarter of 2015, up from 60% of the segment’s net sales in the second quarter of 2014.
The segment had operating earnings of $171 million in the second quarter of 2015, compared to $95 million in the second quarter of 2014. The increase in operating earnings was primarily driven by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and reduced pension expenses, (ii) a $22 million non-U.S. pension curtailment gain within Other income, and (iii) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign exchange rates.
Six months ended July 4, 2015 compared to six months ended June 28, 2014
The segment’s net sales decreased $14 million, to $1.6 billion in the first half of 2015, as compared to the first half of 2014. The decrease in the segment's net sales was primarily driven by: (i) unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, AP, and Latin America and (ii) a decrease in devices and systems sales in Latin America and EA, partially offset by: (i) growth in devices and systems in North America and (ii) increased devices sales in ME. On a geographic basis, net sales decreased in Latin America, EA, and AP and increased in North America and ME for the first half of 2015, compared to the first half of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in the first half of 2015 and 2014.
The segment had operating earnings of $235 million in the first half of 2015, compared to $134 million in the first half of 2014. The increase in operating earnings in the first half of 2015 compared to the first half of 2014, was primarily driven by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and reduced pension expenses, (ii) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign exchange rates, and (iii) a $22 million non-U.S. pension curtailment gain within Other income.
Services Segment
For the second quarter of 2015, the segment’s net sales represented 37% of our consolidated net sales, compared to 36% of our consolidated net sales for the second quarter of 2014. For the first half of 2015 and 2014, the segment’s net sales represented 37% of our consolidated net sales.

	Three Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014	% Change	July 4, 2015	June 28, 2014	% Change
Segment net sales	$501	$506	(1)%	$965	$982	(2)%
Operating earnings	83	43	93%	138	111	24%

Three months ended July 4, 2015 compared to three months ended June 28, 2014
The segment’s net sales decreased $5 million, or 1%, to $501 million in the second quarter of 2015, as compared to $506 million in the second quarter of 2014. The decrease in the segment's net sales was driven by: (i) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, AP, and Latin America, (ii) decreased Integration services sales in North America as a result of the timing of delivery on larger projects, and (iii) declining iDEN services sales in Latin America, partially offset by an increase in: (i) Lifecycle Support services in North America and (ii) Integration services in ME. On a geographic basis, net sales for the second quarter of 2015 decreased in Latin America, AP, and EA, partially offset by growth in ME and North America, compared to the second quarter of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s net sales in the second quarter of 2015, compared to 61% of the segment’s net sales in the second quarter of 2014.
The segment had operating earnings of $83 million in the second quarter of 2015, compared to $43 million in the second quarter of 2014. The increase in operating earnings in the second quarter of 2015 compared to the second quarter of 2014 was driven by: (i) a reduction in SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and lower pension expenses and (ii) a $10 million non-U.S. pension curtailment gain within Other income.
Six months ended July 4, 2015 compared to six months ended June 28, 2014
The segment’s net sales decreased $17 million, or 2%, to $965 million in the first half of 2015, as compared to net sales of $982 million in the first half of 2014. The decrease in the segment's net sales was driven by: (i) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, AP, and Latin America, (ii) declining iDEN services sales in Latin America, and (iii) lower Integration services sales in North America as a result of the timing of delivery on larger projects. On a geographic basis, net sales declined in EA, Latin America, and AP and increased in ME, while remaining flat in North America for the first half of 2015, compared to the first half of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 61% of the segment’s net sales in the first half of 2015, compared to 60% of the segment’s net sales in the first half of 2014.
The segment had operating earnings of $138 million in the first half of 2015, compared to operating earnings of $111 million in the first half of 2014. The increase in operating earnings in the first half of 2015 as compared to the first half of 2014 was driven by: (i) a reduction in SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and lower pension expenses and (ii) a $10 million non-U.S. pension curtailment gain within Other income, partially offset by a decrease in gross margin driven by Integration services on large system deployments and iDEN services.

Reorganization of Business
During the second quarter of 2015, we recorded net reorganization of business charges of $16 million including $13 million of charges recorded within Other charges and $3 million in Cost of sales in our condensed consolidated statements of operations. The aggregate $16 million of charges represent employee separation costs.
During the first half of 2015, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first half of 2015, we recorded net reorganization of business charges of $30 million including charges of $26 million recorded in Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $30 million are charges of $26 million for employee separation costs and $4 million for exit costs.
During the second quarter of 2014, we recorded net reorganization of business charges of $28 million including charges of $25 million recorded in Other charges and $3 million in Cost of sales in our condensed consolidated statements of operations. The $28 million of charges was all related to employee separation costs.
During the first half of 2014, we recorded net reorganization of business charges of $38 million including charges of $34 million recorded in Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $38 million are charges of $34 million for employee separation costs and $4 million of exit costs.
We expect to realize cost-saving benefits of approximately $16 million during the remaining six months of 2015 from the plans that were initiated during the second quarter of 2015. Beyond 2015, we expect the reorganization plans initiated during the first six months of 2015 to provide annualized cost savings of approximately $32 million, consisting of: (i) $27 million of savings in operating expenses and (ii) $5 million of savings in Cost of Sales.

The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Products	$12	$18	$22	$24
Services	4	10	8	14
	$16	$28	$30	$38
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $40 million in the first half of 2015 and $75 million in the first half of 2014. The cash payments related to discontinued operations included in the first half of 2014 were $25 million. The reorganization of business accruals at July 4, 2015 were $47 million, of which $43 million relate to employee separation costs that are expected to be paid within one year and $4 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We continue to manage our capital structure focused on maintaining a robust liquidity position and managing to an investment grade credit rating. We decreased the aggregate of our cash and cash equivalent balances by $842 million from $4.0 billion as of December 31, 2014 to $3.1 billion as of July 4, 2015. The decrease is primarily due to $1.1 billion of capital returned to shareholders through share repurchases and dividends paid, partially offset by $291 million of cash provided by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents were $3.1 billion at July 4, 2015 and $4.0 billion at December 31, 2014. At July 4, 2015, $2.2 billion of this amount was held in the U.S. and approximately $896 million was held by the Company or its subsidiaries in other countries. At both July 4, 2015 and December 31, 2014, restricted cash was $63 million.
Undistributed earnings that we intend to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.5 billion at July 4, 2015. We currently have no plans to repatriate these permanently reinvested foreign earnings.  If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Operating Activities
Net cash provided by operating activities in the first half of 2015 was $291 million, as compared to $130 million in the first half of 2014. Operating cash flows in the first half of 2015, as compared to the first half of 2014, were positively impacted by: (i) an increase in earnings from continuing operations, (ii) reduced pension contributions, (iii) improved accounts receivable collections, (iv) proceeds from the sale of long-term receivables, and (v) decreased cash payments for accounts payable and accrued liabilities.
We made no contributions to our U.S. pension plans during the first half of 2015, compared to $66 million contributed in the first half of 2014. We contributed $6 million to our non-U.S. pension plans during the first half of 2015, compared to $20 million contributed in the first half of 2014.
Investing Activities
Net cash used by investing activities was $62 million in the first half of 2015, compared to $48 million in the first half of 2014. The $62 million cash used in the first half of 2015 included $93 million cash used for acquisitions and investments and $81 million in capital expenditures, partially offset by $111 million of proceeds from sales of investments and businesses. The cash usage in the first half of 2014 consisted primarily of $82 million in capital expenditures and $11 million cash used for acquisitions and investments, partially offset by $24 million of proceeds from the sale of property, plant and equipment and $21 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $93 million during the first half of 2015 compared to $11 million in the first half of 2014. The cash used during the first half of 2015 consisted of $49 million related to the acquisition of two public safety software solution providers and several debt and equity investments. The cash used during the first half of 2014 related to a number of small equity investments.
Sales of Investments and Businesses: We had $111 million of proceeds related to the sales of investments and businesses in the first half of 2015 compared to $21 million in the first half of 2014. The proceeds in the first half of 2015 primarily consists of: (i) $49 million reimbursement from Zebra Technologies for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale; (ii) $47 million from the sale of an equity investment, (iii) $21 million net cash received from Zebra Technologies for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, and (iv) proceeds from the sale of various debt and equity securities, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest. The proceeds in the first half of 2014 were comprised of sales of equity investments.
Capital Expenditures: Capital expenditures were relatively flat in the first half of 2015 as compared to the first half of 2014. Capital expenditures in both periods were primarily related to information technology-related spend and revenue-generating network expenditures.
Sales of Property, Plant, and Equipment: We had $1 million of proceeds related to the sale of property, plant, and equipment in the first half of 2015 compared to $24 million in the first half of 2014. The proceeds in the first half of 2014 were comprised of proceeds from the sale of buildings and land.
Financing Activities
Net cash used for financing activities was $1.0 billion in the first half of 2015, compared to $438 million in the first half of 2014. Cash used for financing activities in the first half of 2015 was primarily comprised of: (i) $938 million used for purchases of our common stock under our share repurchase program and (ii) $148 million of cash used for the payment of dividends, partially offset by $51 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first half of 2014 was primarily comprised of: (i) $473 million used for purchases of our common stock under our share repurchase program and (ii) $158 million of cash used for the payment of dividends, partially offset by: (i) $100 million of distributions from discontinued operations and (ii) $85 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $3.4 billion, including the current portions of $4 million, at both July 4, 2015 and December 31, 2014.
On August 4, 2015, we entered into an agreement with Silver Lake Partners to issue $1 billion of 2% convertible notes which mature in September 2020. Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 14.59854 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). We may, at our option, elect to settle the amount due upon conversion in cash, common stock, or a combination of cash and common stock. We expect to close this transaction on August 25, 2015.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. We believe that we will be able to maintain sufficient access to the capital markets. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds.
Share Repurchase Program: We paid an aggregate of $285 million during the second quarter of 2015, including transaction costs, to repurchase 4.6 million shares at an average price of $61.63 per share. We paid an aggregate of $938 million during the first half of 2015, including transaction costs, to repurchase approximately 14.5 million shares at an average price of $64.69 per share. All repurchased shares have been retired.
The Board of Directors has authorized a share repurchase program for an aggregate amount of $12.0 billion of outstanding shares of common stock. As of July 4, 2015, we have used approximately $8.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $3.3 billion of authority available for future repurchases.
In addition to our ongoing share repurchase program, on August 4, 2015, the Board of Directors authorized a modified "Dutch auction" tender offer to repurchase $2 billion of our outstanding shares of common stock. This repurchase will be funded from a combination of cash on hand and a portion of the proceeds from the issuance of new convertible notes as discussed above. We anticipate commencing the tender offer on or about August 7, 2015. The tender offer is expected to close on or about September 4, 2015.
Payment of Dividends: During the second quarter of 2015, we paid $72 million in cash dividends to holders of our common stock. During the first half of 2015, we paid $148 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $70 million in cash dividends to holders of our common stock.
Credit Facilities
As of July 4, 2015, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 4, 2015. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first half of 2015.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $107 million at July 4, 2015, compared to $293 million at December 31, 2014. Outstanding commitments decreased during the first half of 2015 primarily as a result of two large customer contracts, one of which was converted to an order without long-term financing and the other where the financing commitment was funded and sold.

Outstanding Long-Term Receivables: We had net non-current long-term receivables of $18 million at July 4, 2015, compared to $31 million at December 31, 2014.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Accounts receivable sales proceeds	$5	$26	$11	$33
Long-term receivables sales proceeds	43	52	108	52
Total proceeds from sales of accounts receivable	$48	$78	$119	$85
As of July 4, 2015, we had retained servicing obligations for $627 million of sold long-term receivables, compared to $496 million of sold long-term receivables at December 31, 2014. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at July 4, 2015.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. This ASU will be effective for us beginning January 1, 2018. This ASU allows for both retrospective and modified-retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In adopting the ASU, we will be required to apply a full retrospective approach to all periods presented. This guidance will be effective January 1, 2016 and, upon adoption, debt issuance costs capitalized in other assets in the consolidated balance sheet will be reclassified and presented as a reduction to long-term debt. As of July 4, 2015, debt issuance costs, net of accumulated amortization, recognized in the condensed consolidated balance sheet were $18 million.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively and will be effective for us beginning January 1, 2017 with early adoption permitted. We are in the process of assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of July 4, 2015, we had outstanding foreign exchange contracts with notional amounts totaling $609 million, compared to $628 million outstanding as of December 31, 2014. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 4, 2015, and the corresponding positions as of December 31, 2014:

	Notional Amount
Net Buy (Sell) by Currency	July 4, 2015	December 31, 2014
Euro	$158	$214
Chinese Renminbi	(148)	(161)
Norwegian Krone	(91)	(90)
Australian Dollar	(60)	(42)
Brazilian Real	(46)	(28)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of foreign exchange rate fluctuations, (ii) the impact of cost savings initiatives on operating expenses, (iii) the growth of our Services segment and the resulting impact on consolidated gross margin, and (iv) the decline of iDEN product and services sales and the related impact on revenue and gross margins within the Services segment, (b) the intended commencement of the $2 billion tender offer, (c) the expected closing of the investment by Silver Lake Partners of $1 billion through a convertible note, (d) our business strategies and expected results, (e) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (f) our ability and cost to repatriate funds, (g) our future contributions to our pension plans, (h) our ability and cost to access the capital markets at our current ratings, (i) our plans with respect to the level of outstanding debt, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the adequacy of our cash balances to meet current operating requirements, (l) potential contractual damages claims, and (m) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 4, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
4/5/15 to 5/2/15	3,516,695	$62.22	3,516,695	$3,338,766,713
5/3/15 to 5/30/15	1,113,041	$59.75	1,113,041	$3,272,257,201
5/31/15 to 7/4/15	—	$—	—	$3,272,257,201
Total	4,629,736	$61.63	4,629,736

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 4, 2015, the Company had used approximately $8.7 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Motorola Solutions Omnibus Incentive Plan of 2015, effective May 18, 2015 (an amendment and restatement of the Motorola Solutions Omnibus Incentive Plan of 2006) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on May 21, 2015 (File No. 1-7221)).

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

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2015 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
August 5, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1
Motorola Solutions Omnibus Incentive Plan of 2015, effective May 18, 2015 (an amendment and restatement of the Motorola Solutions Omnibus Incentive Plan of 2006) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on May 21, 2015 (File No. 1-7221)).

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