Form 10-Q
period 2015-10-03
Motorola Solutions, Inc.
filed 2015-11-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 3, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 3, 2015:

Class	Number of Shares
Common Stock; $.01 Par Value	176,561,670

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales from products	$925	$921	$2,550	$2,561
Net sales from services	497	515	1,463	1,497
Net sales	1,422	1,436	4,013	4,058
Costs of product sales	395	414	1,139	1,165
Costs of services sales	342	337	993	974
Costs of sales	737	751	2,132	2,139
Gross margin	685	685	1,881	1,919
Selling, general and administrative expenses	259	287	769	902
Research and development expenditures	153	166	468	516
Other charges	42	25	39	49
Operating earnings	231	207	605	452
Other income (expense):
Interest expense, net	(43)	(31)	(122)	(85)
Gains on sales of investments, net	10	1	60	4
Other	(1)	(26)	(3)	(34)
Total other expense	(34)	(56)	(65)	(115)
Earnings from continuing operations before income taxes	197	151	540	337
Income tax expense	71	84	175	107
Earnings from continuing operations	126	67	365	230
Earnings (loss) from discontinued operations, net of tax	(11)	81	(32)	869
Net earnings	115	148	333	1,099
Less: Earnings attributable to noncontrolling interests	—	1	2	1
Net earnings attributable to Motorola Solutions, Inc.	$115	$147	$331	$1,098
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$126	$66	$363	$229
Earnings (loss) from discontinued operations, net of tax	(11)	81	(32)	869
Net earnings attributable to Motorola Solutions, Inc.	$115	$147	$331	$1,098
Earnings (loss) per common share:
Basic:
Continuing operations	$0.63	$0.27	$1.75	$0.91
Discontinued operations	(0.05)	0.33	(0.15)	3.46
	$0.58	$0.60	$1.60	$4.37
Diluted:
Continuing operations	$0.63	$0.27	$1.74	$0.90
Discontinued operations	(0.06)	0.32	(0.16)	3.42
	$0.57	$0.59	$1.58	$4.32
Weighted average common shares outstanding:
Basic	199.2	246.3	207.2	251.1
Diluted	201.3	248.2	209.2	254.0
Dividends declared per share	$0.34	0.34	$1.02	0.96
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net earnings	$115	$148
Other comprehensive loss, net of tax (Note 3):
Foreign currency translation adjustments	(16)	(34)
Marketable securities	(5)	—
Defined benefit plans	—	(345)
Total other comprehensive loss, net of tax	(21)	(379)
Comprehensive income (loss)	94	(231)
Less: Earnings attributable to noncontrolling interest	—	1
Comprehensive income (loss) attributable to Motorola Solutions, Inc. common shareholders	$94	$(232)

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Net earnings	$333	$1,099
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(35)	(19)
Derivative instruments	—	1
Marketable securities	(34)	2
Defined benefit plans	(82)	(322)
Total other comprehensive loss, net of tax	(151)	(338)
Comprehensive income	182	761
Less: Earnings attributable to noncontrolling interest	2	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$180	$760
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	October 3, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,200	$3,954
Accounts receivable, net	1,222	1,409
Inventories, net	334	345
Deferred income taxes	430	431
Other current assets	574	740
Current assets held for disposition	27	—
Total current assets	4,787	6,879
Property, plant and equipment, net	467	549
Investments	292	316
Deferred income taxes	1,889	2,151
Goodwill	423	383
Other assets	183	145
Non-current assets held for disposition	45	—
Total assets	$8,086	$10,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	443	540
Accrued liabilities	1,582	1,706
Total current liabilities	2,029	2,250
Long-term debt	4,386	3,396
Other liabilities	1,969	2,011
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 10/3/15—176.7; 12/31/14—220.5
Outstanding shares: 10/3/15—176.6; 12/31/14—219.8
Additional paid-in capital	8	1,178
Retained earnings	1,689	3,410
Accumulated other comprehensive loss	(2,006)	(1,855)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(307)	2,735
Noncontrolling interests	9	31
Total stockholders’ equity (deficit)	(298)	2,766
Total liabilities and stockholders’ equity	$8,086	$10,423
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2014	220.5	$1,180	$(1,855)	$3,410	$31
Net earnings				331	2
Other comprehensive loss			(151)
Issuance of common stock and stock options exercised	1.6	71
Share repurchase program	(45.4)	(1,147)		(1,849)
Tax shortfalls from share-based compensation		(160)
Share-based compensation expense		58
Sale of controlling interest in subsidiary common stock					(24)
Dividends declared				(203)
Equity component of Senior Convertible Notes		8
Balance as of October 3, 2015	176.7	$10	$(2,006)	$1,689	$9
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	October 3, 2015	September 27, 2014
Operating
Net earnings attributable to Motorola Solutions, Inc.	$331	$1,098
Earnings attributable to noncontrolling interests	2	1
Net earnings	333	1,099
Earnings (loss) from discontinued operations, net of tax	(32)	869
Earnings from continuing operations, net of tax	365	230
Adjustments to reconcile Earnings from continuing operations to Net cash provided by operating activities from continuing operations:
Depreciation and amortization	113	131
Gain on sale of building and land	—	(21)
Non-cash other charges (income)	43	(2)
Non-U.S. pension curtailment gain	(32)	—
Share-based compensation expense	58	74
Gains on sales of investments and businesses, net	(60)	(4)
Loss from the extinguishment of long term debt	—	37
Deferred income taxes	127	69
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	167	202
Inventories	(21)	12
Other current assets	38	(9)
Accounts payable and accrued liabilities	(168)	(170)
Other assets and liabilities	(39)	(534)
Net cash provided by operating activities from continuing operations	591	15
Investing
Acquisitions and investments, net	(150)	(21)
Proceeds from sales of investments and businesses, net	150	23
Capital expenditures	(131)	(130)
Proceeds from sales of property, plant and equipment	2	30
Net cash used for investing activities from continuing operations	(129)	(98)
Financing
Repayment of debt	(3)	(461)
Net proceeds from issuance of debt	976	1,375
Issuance of common stock	85	94
Purchase of common stock	(2,996)	(1,123)
Excess tax benefit from share-based compensation	1	11
Payment of dividends	(218)	(236)
Distributions from discontinued operations	—	66
Net cash used for financing activities from continuing operations	(2,155)	(274)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	63
Net cash provided by investing activities from discontinued operations	—	5
Net cash used for financing activities from discontinued operations	—	(66)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	(2)
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(61)	(23)
Net decrease in cash and cash equivalents	(1,754)	(380)
Cash and cash equivalents, beginning of period	3,954	3,225
Cash and cash equivalents, end of period	$2,200	$2,845
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$130	$92
Income and withholding taxes, net of refunds	86	36
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of October 3, 2015 and for the three and nine months ended October 3, 2015 and September 27, 2014, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended October 3, 2015 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date that delayed the effective date of ASU 2014-09 by one year to January 1, 2018 as the Company’s annual reporting period begins after December 15, 2017. ASU 2014-09 allows for both retrospective and modified-retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In adopting the ASU, the Company will be required to apply a full retrospective approach to all periods presented. This guidance will be effective January 1, 2016 and, upon adoption, debt issuance costs capitalized in other assets in the consolidated balance sheet will be reclassified and presented as a reduction to long-term debt. As of October 3, 2015, debt issuance costs, net of accumulated amortization, recognized in the condensed consolidated balance sheet were $44 million.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively and will be effective for the Company beginning January 1, 2017 with early adoption permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

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
The following table displays summarized activity in the Company's condensed consolidated statements of operations for discontinued operations during the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$—	$605	$—	$1,737
Operating earnings	—	78	—	195
Losses on sales of investments and businesses, net	—	—	(28)	—
Earnings (loss) before income taxes	—	68	(28)	181
Income tax expense (benefit)	11	(13)	4	(688)
Earnings (loss) from discontinued operations, net of tax	$(11)	$81	$(32)	$869
During the three months ended October 3, 2015, the Company recorded $11 million of tax expense on the gain on the sale of the Enterprise business to reflect actual amounts filed in the income tax return.

3.	Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Other charges (income):
Intangibles amortization	$2	$1	$6	$3
Reorganization of business	14	13	39	48
Legal settlement	—	—	—	8
Non-U.S. pension curtailment gain	—	—	(32)	—
Pension-related transaction fees	—	11	—	11
Impairment of corporate aircraft	26	—	26	—
Gain on sale of building and land	—	—	—	(21)
	$42	$25	$39	$49
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest income (expense), net:
Interest expense	$(47)	$(38)	$(132)	$(102)
Interest income	4	7	10	17
	$(43)	$(31)	$(122)	$(85)
Other:
Loss from the extinguishment of long-term debt	$—	$(37)	$—	$(37)
Investment impairments	—	—	(3)	—
Foreign currency gain (loss)	(29)	10	$(23)	$2
Gain (loss) on derivative instruments	25	(6)	13	(8)
Gains on equity method investments	2	11	6	13
Other	1	(4)	4	(4)
	$(1)	$(26)	$(3)	$(34)

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Three Months Ended	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic earnings per common share:
Earnings	$126	$66	$115	$147
Weighted average common shares outstanding	199.2	246.3	199.2	246.3
Per share amount	$0.63	$0.27	$0.58	$0.60
Diluted earnings per common share:
Earnings	$126	$66	$115	$147
Weighted average common shares outstanding	199.2	246.3	199.2	246.3
Add effect of dilutive securities:
Share-based awards	2.1	1.9	2.1	1.9
Diluted weighted average common shares outstanding	201.3	248.2	201.3	248.2
Per share amount	$0.63	$0.27	$0.57	$0.59

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Nine Months Ended	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Basic earnings per common share:
Earnings	$363	$229	$331	$1,098
Weighted average common shares outstanding	207.2	251.1	207.2	251.1
Per share amount	$1.75	$0.91	$1.60	$4.37
Diluted earnings per common share:
Earnings	$363	$229	$331	$1,098
Weighted average common shares outstanding	207.2	251.1	207.2	251.1
Add effect of dilutive securities:
Share-based awards	2.0	2.9	2.0	2.9
Diluted weighted average common shares outstanding	209.2	254.0	209.2	254.0
Per share amount	$1.74	$0.90	$1.58	$4.32
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended October 3, 2015, the assumed exercise of 3.9 million options were excluded because their inclusion would have been antidilutive. For the nine months ended October 3, 2015, the assumed exercise of 2.6 million options were excluded because their inclusion would have been antidilutive.
For the three and nine months ended September 27, 2014, the assumed exercise of 4.9 million and 4.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
On August 25, 2015, the Company issued $1 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). See discussion in Note 4. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the period ended October 3, 2015, there was no dilutive effect of the Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $2.2 billion at October 3, 2015 and $4.0 billion at December 31, 2014. Of these amounts, $63 million was restricted at both October 3, 2015 and December 31, 2014.
Investments
Investments consist of the following:

October 3, 2015	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$58	$1	$59
Corporate bonds	9	—	9
Common stock	—	15	15
	67	16	83
Other investments, at cost	201	—	201
Equity method investments	8	—	8
	$276	$16	$292

December 31, 2014	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$14	$—	$14
Corporate bonds	16	—	16
Mutual funds	2	—	2
Common stock	1	70	71
	33	70	103
Other investments, at cost	191	—	191
Equity method investments	22	—	22
	$246	$70	$316
During the three months ended October 3, 2015, the Company sold various cost method investments recognizing a gain of $10 million. During the nine months ended October 3, 2015, the Company recorded Gains on sales of investments, net of $60 million, primarily related to the sale of one individual investment which represented $54 million of the total gain.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	October 3, 2015	December 31, 2014
Accounts receivable	$1,247	$1,444
Less allowance for doubtful accounts	(25)	(35)
	$1,222	$1,409

Inventories, Net
Inventories, net, consist of the following:

	October 3, 2015	December 31, 2014
Finished goods	$153	$163
Work-in-process and production materials	323	313
	476	476
Less inventory reserves	(142)	(131)
	$334	$345
Other Current Assets
Other current assets consist of the following:

	October 3, 2015	December 31, 2014
Costs and earnings in excess of billings	$397	$417
Tax-related refunds receivable	77	103
Zebra receivable for cash transferred	—	49
Other	100	171
	$574	$740
In conjunction with the sale of the Enterprise business to Zebra Technologies, the Company transferred legal entities which maintained cash balances. During the nine months ended October 3, 2015, approximately $49 million of transferred cash balances were reimbursed by Zebra in accordance with the sales agreement.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	October 3, 2015	December 31, 2014
Land	$18	$18
Building	528	559
Machinery and equipment	1,536	1,672
	2,082	2,249
Less accumulated depreciation	(1,615)	(1,700)
	$467	$549
Depreciation expense for the three months ended October 3, 2015 and September 27, 2014 was $30 million and $44 million, respectively. Depreciation expense for the nine months ended October 3, 2015 and September 27, 2014 was $107 million and $128 million, respectively.
Subsequent to the three months ended October 3, 2015, the Company entered into an arrangement to transfer its Penang, Malaysia manufacturing operations, including the land, building, equipment, inventory, and employees to a contract manufacturer. In the three months ended October 3, 2015, the Company recognized an impairment loss of $6 million on the building that is held for sale within Other charges, in its condensed consolidated statements of operations, and presented the assets as held for sale in its condensed consolidated balance sheets.
During the three months ended October 3, 2015, the Company entered into an agreement to broker the sale of its corporate aircraft. In the three months ended October 3, 2015, the Company recognized an impairment loss of $26 million within Other charges based on the indicated market value of the aircraft held for sale and has presented the aircraft as assets held for sale in its condensed consolidated balance sheets.

Other Assets
Other assets consist of the following:

	October 3, 2015	December 31, 2014
Intangible assets, net	$50	$23
Long-term receivables	16	31
Other	117	91
	$183	$145
Accrued Liabilities
Accrued liabilities consist of the following:

	October 3, 2015	December 31, 2014
Deferred revenue	$363	$355
Compensation	216	190
Billings in excess of costs and earnings	357	358
Tax liabilities	59	91
Dividend payable	60	75
Other	527	637
	$1,582	$1,706
Other Liabilities
Other liabilities consist of the following:

	October 3, 2015	December 31, 2014
Defined benefit plans	$1,590	$1,611
Postretirement Health Care Benefit Plan	47	49
Deferred revenue	116	139
Unrecognized tax benefits	50	54
Other	166	158
	$1,969	$2,011
Stockholders’ Equity
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase in the aggregate up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
On August 4, 2015, the Board of Directors authorized the Company to commence a modified "Dutch auction" tender offer to repurchase up to $2 billion of its outstanding shares of common stock. The repurchase of these shares was authorized under the existing share repurchase authority, as outlined above. The tender offer commenced on August 7, 2015 and expired on September 3, 2015. The Company paid $2 billion, including transaction costs, to repurchase approximately 30.1 million shares at a tender price of $66.50 per share.
In addition, excluding shares repurchased under the tender offer mentioned above, the Company paid an aggregate of $55 million during the three months ended October 3, 2015, including transaction costs, to repurchase approximately 0.8 million shares at an average price of $67.62 per share.
During the nine months ended October 3, 2015, the Company paid an aggregate of $3.0 billion, including transaction costs, to repurchase approximately 45.4 million shares at an average price of $66.04 per share. As of October 3, 2015, the Company had used approximately $10.8 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.2 billion of authority available for future repurchases.

Payment of Dividends: During the three months ended October 3, 2015 and September 27, 2014, the Company paid $70 million and $78 million, respectively, in cash dividends to holders of its common stock. During the nine months ended October 3, 2015 and September 27, 2014, the Company paid $218 million and $236 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(223)	$(81)	$(204)	$(96)
Other comprehensive loss before reclassification adjustment	(17)	(35)	(35)	(24)
Tax benefit	1	1	—	5
Other comprehensive loss, net of tax	(16)	(34)	(35)	(19)
Balance at end of period	$(239)	$(115)	$(239)	$(115)
Derivative instruments:
Balance at beginning of period	$—	$—	$—	$(1)
Reclassification adjustment into Cost of sales	—	—	—	1
Tax expense	—	—	—	—
Reclassification adjustment into Cost of sales, net of tax	—	—	—	1
Other comprehensive income, net of tax	—	—	—	1
Balance at end of period	$—	$—	$—	$—
Unrealized Gains and Losses on Available-for-Sale Securities:
Balance at beginning of period	$15	$—	$44	$(2)
Other comprehensive loss before reclassification adjustment	—	—	(2)	—
Tax benefit	—	—	1	2
Other comprehensive income (loss) before reclassification adjustment, net of tax	—	—	(1)	2
Reclassification adjustment into Gains on sales of investments and businesses, net	(8)	—	(54)	—
Tax expense	3	—	21	—
Reclassification adjustment into Gains on sales of investments and businesses, net of tax	(5)	—	(33)	—
Other comprehensive income (loss), net of tax	(5)	—	(34)	2
Balance at end of period	$10	$—	$10	$—
Defined Benefit Plans:
Balance at beginning of period	(1,777)	(2,164)	(1,695)	(2,188)
Other comprehensive loss before reclassification adjustment	—	(647)	(53)	(647)
Tax benefit	—	294	—	294
Other comprehensive loss before reclassification adjustment, net of tax	—	(353)	(53)	(353)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	20	27	56	84
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(20)	(16)	(52)	(39)
Reclassification adjustment - Non-U.S. pension curtailment gain into Selling, general, and administrative expenses	—	—	(32)	—
Tax benefit	—	(4)	(1)	(14)
Reclassification adjustment into Selling, general, and administrative expenses, net of tax	—	7	(29)	31
Other comprehensive loss, net of tax	—	(346)	(82)	(322)
Balance at end of period	$(1,777)	$(2,510)	$(1,777)	$(2,510)

Total Accumulated other comprehensive loss	$(2,006)	$(2,625)	$(2,006)	$(2,625)

4.	Debt and Credit Facilities
As of October 3, 2015, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of October 3, 2015. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the nine months ended October 3, 2015.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
The Company has recorded a debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.4%, which was determined based on a review of relevant market data, the Company has calculated the debt liability to be $992 million, indicating an $8 million discount to be amortized over the expected life of the debt instrument. The total of proceeds received in excess of the fair value of the debt liability of $8 million has been recorded within Additional paid-in capital.

5.	Risk Management
Foreign Currency Risk
As of October 3, 2015, the Company had outstanding foreign exchange contracts with notional amounts totaling $521 million, compared to $628 million outstanding at December 31, 2014. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 3, 2015, and the corresponding positions as of December 31, 2014:

	Notional Amount
Net Buy (Sell) by Currency	October 3, 2015	December 31, 2014
Euro	$142	$214
Chinese Renminbi	(131)	(161)
Australian Dollar	(44)	(42)
Brazilian Real	(39)	(28)
Norwegian Krone	(38)	(90)
Interest Rate Risk
As of October 3, 2015, the Company had $4.4 billion of long-term debt, including the current portion, which is priced at fixed interest rates.
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable and the Company has an interest rate swap in place which is not designated as a hedge. As such, the changes in the fair value of the interest rate swap are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swap was in a liability position of $1 million at October 3, 2015 and a liability position of $2 million December 31, 2014.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of October 3, 2015, all of the counterparties have investment grade credit ratings. As of October 3, 2015, the Company had de minimis exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of October 3, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	Assets		Liabilities
October 3, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	Other current assets	$2	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	$—		$3

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2014	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	Other current assets	5	Accrued liabilities
Interest rate swap	—	Other current assets	2	Accrued liabilities
Total derivatives	1		7
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated statements of operations for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest rate swap	$—	$—	$1	$—	Other income (expense)
Foreign exchange contracts	25	(6)	12	(8)	Other income (expense)
Total derivatives	$25	$(6)	$13	$(8)
The following table summarizes the gains and losses reclassified from Accumulated other comprehensive loss into Net earnings during the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended		Financial Statement Location
Foreign Exchange Contracts	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Derivatives in cash flow hedging relationships:
Losses reclassified from Accumulated other comprehensive loss into Net earnings	$—	$—	$—	$(1)	Cost of sales

6.	Income Taxes
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

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Earnings from continuing operations before income taxes	$197	$151	$540	$337
Income tax expense	71	84	175	107
Effective tax rate	36%	56%	32%	32%
The Company recorded $71 million of net tax expense in the third quarter of 2015 resulting in an effective tax rate of 36%, compared to $84 million of net tax expense in the third quarter of 2014 resulting in an effective tax rate of 56%. The effective tax rate in the third quarter of 2015 was higher than the U.S. statutory tax rate of 35% primarily due to higher income in the U.S. relative to foreign operations. The effective tax rate in the third quarter of 2014 was unfavorably impacted by $55 million of tax expense related to the recording of a valuation allowance on certain foreign deferred tax assets.
The Company recorded $175 million of net tax expense in the first nine months of 2015 resulting in an effective tax rate of 32%, compared to $107 million of net tax expense resulting in an effective tax rate of 32% in the first nine months of 2014. The effective tax rate for the first nine months of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S domestic production tax deduction. The effective tax rate in the first nine months of 2014 was lower than the U.S. statutory tax rate of 35% due to tax benefits associated with the net reduction in unrecognized tax benefits and revaluing of deferred tax assets for state effective rates.

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$—	$—	$3	$4	$—	$—
Interest cost	48	93	14	20	2	2
Expected return on plan assets	(53)	(97)	(23)	(23)	(2)	(3)
Amortization of:
Unrecognized net loss	12	23	5	3	3	1
Unrecognized prior service benefit	—	—	(1)	(2)	(15)	(13)
Net periodic pension cost (benefit)	$7	$19	$(2)	$2	$(12)	$(13)
The Company made no contributions to its U.S. Pension Benefit Plans during the three months ended October 3, 2015 and $397 million of contributions to its U.S. Pension Benefit plans for the three months ended September 27, 2014. During the three months ended October 3, 2015 and September 27, 2014, contributions of $2 million and $7 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$—	$—	$10	$11	$1	$1
Interest cost	144	278	49	61	6	8
Expected return on plan assets	(159)	(294)	(79)	(69)	(7)	(7)
Amortization of:
Unrecognized net loss	35	68	13	9	8	7
Unrecognized prior service benefit	—	—	(3)	(5)	(45)	(35)
Curtailment gain	—	—	(32)	—	—	—
Net periodic pension cost (benefit)	$20	$52	$(42)	$7	$(37)	$(26)
During the nine months ended October 3, 2015, the Company amended its Non U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015.  As a result, the Company recorded a curtailment gain of $32 million to Other charges in the Company’s condensed consolidated statements of operations.
The Company made no contributions to its U.S. Pension Benefit Plans during the nine months ended October 3, 2015 and $463 million of contributions to its U.S. Pension Benefit Plans for the nine months ended September 27, 2014. During the nine months ended October 3, 2015 and September 27, 2014, contributions of $8 million and $27 million were made to the Company’s Non U.S. Pension Benefit Plans, respectively.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plan, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Share-based compensation expense included in:
Costs of sales	$2	$2	$7	$9
Selling, general and administrative expenses	13	14	38	47
Research and development expenditures	3	4	13	18
Share-based compensation expense included in Operating earnings	18	20	58	74
Tax benefit	6	6	19	23
Share-based compensation expense, net of tax	$12	$14	$39	$51
Decrease in basic earnings per share	$(0.06)	$(0.06)	$(0.19)	$(0.20)
Decrease in diluted earnings per share	$(0.06)	$(0.06)	$(0.19)	$(0.20)
Share-based compensation expense in discontinued operations	$—	$5	$—	$18
During the nine months ended October 3, 2015, the Company granted 0.8 million RSUs and 2.6 million stock options. The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and stock options was $44 million and $17 million, respectively, which will generally be recognized over the vesting period of three years.
During the third quarter of 2015, the Company approved a one-time grant of performance-contingent stock options (the “PCSOs”) to certain officers under the Motorola Solutions Omnibus Incentive Plan of 2015 (the “Omnibus Plan”). The PCSOs have a seven-year term and a per share exercise price of $68.50. The PCSOs would vest upon satisfaction of the following Company stock price hurdles which must be maintained for 10-consecutive trading days during the three-year period following the grant date: 20% of the total award would vest at an $85 stock price; an additional 30% of the total award would vest at a $102.50 stock price; and the final 50% of the total award would vest at a $120 stock price. If any stock price hurdles are not met during the three-year period, the corresponding portion of the PCSOs would not vest and would be forfeited. PCSOs are generally not exercisable prior to the end of the three-year performance period.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 3, 2015 and December 31, 2014 were as follows:

October 3, 2015	Level 1	Level 2	Total
Assets:
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$59	$59
Corporate bonds	—	9	9
Common stock	15	—	15
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest rate swap	—	1	1

December 31, 2014	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	14	14
Corporate bonds	—	16	16
Mutual funds	—	2	2
Common stock	71	—	71
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest rate swap	—	2	2
The Company had no Level 3 holdings as of October 3, 2015 or December 31, 2014.
At October 3, 2015 and December 31, 2014, the Company had $1.5 billion and $3.3 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 3, 2015 and December 31, 2014 was $4.2 billion and $3.6 billion (Level 2), respectively.
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

10.	Long-term Customer Financing and Sales of Receivables
Long-term Customer Financing
Long-term customer financing receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term customer financing receivables consist of the following:

	October 3, 2015	December 31, 2014
Long-term receivables	$28	$49
Less current portion	(12)	(18)
Gross non-current long-term receivables	$16	$31
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $136 million at October 3, 2015, compared to $293 million at December 31, 2014. Outstanding commitments decreased during the nine months ended October 3, 2015 primarily as a result of two large customer contracts, one of which was converted to an order without long-term financing and the other where the financing commitment was funded and sold.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Accounts receivable sales proceeds	$5	$6	$16	$39
Long-term receivables sales proceeds	24	37	132	91
Total proceeds from receivable sales	$29	$43	$148	$130
At October 3, 2015, the Company had retained servicing obligations for $615 million of long-term receivables, compared to $496 million of long-term receivables at December 31, 2014. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Customer Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at October 3, 2015 and December 31, 2014 is as follows:

October 3, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$5	$—	$—	$—
Commercial loans and leases secured	23	—	1	—
Total gross long-term receivables, including current portion	$28	$—	$1	$—

December 31, 2014	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$14	$—	$—	$—
Commercial loans and leases secured	35	—	—	12
Total gross long-term receivables, including current portion	$49	$—	$—	$12

11.	Commitments and Contingencies
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at October 3, 2015.
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
The following table summarizes Net sales by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Products	$925	$921	$2,550	$2,561
Services	497	515	1,463	1,497
	$1,422	$1,436	$4,013	$4,058
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Products	$178	$141	$413	$276
Services	53	66	192	176
Operating earnings	231	207	605	452
Total other expense	(34)	(56)	(65)	(115)
Earnings from continuing operations before income taxes	$197	$151	$540	$337

13.	Reorganization of Business
2015 Charges
During the three months ended October 3, 2015, the Company recorded net reorganization of business charges of $41 million including $40 million of charges in Other charges, and $1 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $41 million were charges of: (i) $26 million for the impairment of corporate aircraft, (ii) $11 million of charges related to employee separation costs, (iii) a $6 million building impairment charge, partially offset by $2 million of reversals for accruals no longer needed.
During the nine months ended October 3, 2015, the Company recorded net reorganization of business charges of $70 million including $65 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $70 million were charges of: (i) $36 million for employee separation costs, (ii) $26 million for the impairment of the corporate aircraft, (iii) a $6 million building impairment charge, and (iv) $4 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

October 3, 2015	Three Months Ended	Nine Months Ended
Products	$29	$51
Services	12	19
	$41	$70
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2015 to October 3, 2015, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business:

	January 1, 2015	Additional Charges	Adjustments	Amount Used	October 3, 2015
Exit costs	$—	$4	$—	$(1)	$3
Employee separation costs	57	36	(5)	(52)	36
	$57	$40	$(5)	$(53)	$39
Exit Costs
At January 1, 2015, the Company had no accruals for exit costs. During the nine months ended October 3, 2015, there were $4 million of additional charges and $1 million of cash payments related to the exit of leased facilities. The remaining accrual of $3 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 3, 2015, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2015, the Company had an accrual of $57 million for employee separation costs. The 2015 additional charges of $36 million represent severance costs for approximately 400 employees. The adjustment of $5 million reflects $2 million of reversals for accruals no longer needed and $3 million of reversals of accruals held for employees separated from discontinued operations. The $52 million used reflects cash payments to severed employees. The remaining accrual of $36 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 3, 2015, is expected to be paid, primarily within one year, to approximately 400 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2014 Charges
During the three months ended September 27, 2014, the Company recorded net reorganization of business charges of $20 million, including $13 million of charges in Other charges and $7 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $20 million of charges were all related to employee separation costs.
During the nine months ended September 27, 2014, the Company recorded net reorganization of business charges of $58 million, including $48 million of charges in Other charges and $10 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $58 million were charges of $54 million related to employee separation costs and $4 million related to exit costs.

The following table displays the net charges incurred by segment:

September 27, 2014	Three Months Ended	Nine Months Ended
Products	$13	$38
Services	7	20
	$20	$58

14.	Intangible Assets and Goodwill
Intangible Assets
Amortized intangible assets were comprised of the following:

	October 3, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$59	$31	$37	$27
Patents	8	5	8	4
Customer-related	23	9	15	8
Other intangibles	20	15	17	15
	$110	$60	$77	$54
Amortization expense on intangible assets was $2 million for the three months ended October 3, 2015 and $6 million for the nine months ended October 3, 2015. Amortization expense on intangible assets was $1 million for the three months ended September 27, 2014 and $3 million for the nine months ended September 27, 2014. As of October 3, 2015, annual amortization expense is estimated to be $8 million in 2015, $9 million in 2016 and 2017, $8 million in 2018, $7 million in 2019, and $4 million in 2020.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	October 3, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$89	$58	$77	$54
Services	21	2	—	—
	$110	$60	$77	$54
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2015 to October 3, 2015:

	Products	Services	Total
Balance as of January 1, 2015
Aggregate goodwill	$264	$119	$383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
Goodwill acquired	7	32	39
Purchase accounting adjustments	1	—	1
Balance as of October 3, 2015
Aggregate goodwill	$272	$151	$423
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$272	$151	$423

Acquisitions
On November 18, 2014, the Company completed the acquisition of an equipment provider for a purchase price of $22 million. During the nine months ended October 3, 2015, the Company completed the purchase accounting for this acquisition, recognizing $8 million of goodwill and $12 million of identifiable intangible assets. These identifiable intangible assets were classified as completed technology to be amortized over five years.
During the quarter ended April 4, 2015 the Company completed the acquisitions of two providers of public safety software-based solutions for an aggregate purchase price of $50 million. During the nine months ended October 3, 2015, the Company recognized an additional $32 million of goodwill, $21 million of identifiable intangible assets, and $4 million of acquired liabilities related to these acquisitions. The $21 million of identifiable intangible assets were classified as: (i) $10 million completed technology, (ii) $8 million customer-related, and (iii) $3 million of other intangibles. These intangible assets will be amortized over periods ranging from five to ten years.
The results of operations for these acquisitions have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date. The pro forma effects of these acquisitions are not significant individually or in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended October 3, 2015 and September 27, 2014, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the third quarter of 2015, the segment’s net sales were $925 million, representing 65% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Lifecycle Support services, (iii) Managed services, (iv) Smart Public Safety Solutions, and (v) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications.  Lifecycle Support services includes lifecycle planning, software and hardware maintenance, security patches and upgrades, call center support, network monitoring, and repair services.  Managed services includes managing and operating customer systems and devices at defined services levels. Smart Public Safety Solutions includes software and hardware solutions for our customers' "Command & Control" centers providing video monitoring support, data analytics, and content management with the objective of enabling smart policing. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the third quarter of 2015, the segment’s net sales were $497 million, representing 35% of our consolidated net sales.
Trends Affecting Our Business
Impact of Macroeconomic Conditions: The Company is experiencing a decline in sales, in particular in the Latin American region, related to challenging macroeconomic conditions causing deterioration in local economies, and exacerbated by the strengthening of the U.S. dollar. Most of the Company’s contracts and sales are transacted in U.S. dollar within Latin America and Eastern Europe, so the currency impact to our customers reduces purchasing power caused by the devaluation of their local currency. This reduced purchasing power and macroeconomic headwinds are impacting available funding under government budgets and ultimately leading to procurement delays and reduced scoping of expected orders.
Impact of Foreign Exchange Rate Fluctuations: Although we are a global corporation and our net sales are impacted by the strengthening of the U.S. dollar in relation to foreign currencies, primarily the Euro, Norwegian Kroner, Australian Dollar, Canadian Dollar, and Brazilian Real, we do not expect the overall impact of foreign exchange rate fluctuations on our net earnings to be as significant. The impact of foreign exchange rate fluctuations on net earnings is mitigated by the following: (i) the majority of our revenues are derived from contracts within North America denominated in U.S. dollars, (ii) the cost of sales for the delivery of our Services offerings are predominately labor costs incurred within the same geographic region as the associated sale, resulting in minimal impact of foreign exchange rates on gross margin within the Services segment, and (iii) a significant portion of our operating expenses are denominated in foreign currencies as a result of our offshore research and development and selling, general, and administrative footprint.
Cost Savings Initiatives: We are committed to employing disciplined financial policies and driving continuous efficiencies and improvements in our cost structure. We expect to reduce selling, general, and administrative and research and development expenses during 2015 by approximately $200 million in comparison to 2014.
Growth of Our Services Portfolio: Within the the Services segment we expect to grow software maintenance services in our Lifecycle Support services portfolio, Managed services, and Smart Public Safety at a higher rate than the rest of the Services portfolio. Overall, the Services segment has a lower gross margin percentage than the Products segment; however, we expect consolidated operating margins to continue to expand.
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
Third Quarter Summary

•
Net sales were $1.4 billion in both the third quarter of 2015 and 2014. Net sales in the third quarter of 2015 included the unfavorable impact of foreign currency fluctuations of $54 million, primarily within Europe and Africa ("EA"), Asia Pacific ("AP"), and Latin America, partially offset by growth of $42 million in North America.

•
We generated operating earnings of $231 million, or 16% of net sales, in the third quarter of 2015, compared to $207 million, or 14% of net sales, in the third quarter of 2014. Profitability improvements were primarily driven by lower operating expenses as a result of: (i) cost savings initiatives and (ii) lower pension expense.

•
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $126 million, or $0.63 per diluted common share, in the third quarter of 2015, compared to $66 million, or $0.27 per diluted common share, in the third quarter of 2014. The unfavorable impact of foreign currency fluctuations on net sales was largely offset by foreign exchange rate favorability within Costs of sales and operating expenses reducing the impact on earnings from continuing operations attributable to Motorola Solutions, Inc.

•
We generated net cash from operating activities of $591 million during the first nine months of 2015, compared to $15 million of net cash provided by operating activities in the first nine months of 2014. Operating cash flows improved primarily as a result of increased earnings from continuing operations, reduced pension contributions, and proceeds from the sale of long-term receivables.

•	We returned $2.1 billion and $3.2 billion in capital to shareholders through dividends and share repurchases during the third quarter of 2015 and first nine months of 2015, respectively.
Summary for our segment results are as follows:

•
Products: Net sales were $925 million in the third quarter of 2015, an increase of $4 million, compared to net sales of $921 million during the third quarter of 2014. On a geographic basis, net sales increased in North America, AP and Middle East ("ME") and decreased in EA and Latin America, compared to the year-ago quarter.

•
Services: Net sales were $497 million in the third quarter of 2015, a decrease of $18 million, or 3%, compared to net sales of $515 million in the third quarter of 2014. On a geographic basis, net sales decreased in EA, Latin America, and AP and increased in North America and ME, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 3, 2015	% of Sales**	September 27, 2014	% of Sales**	October 3, 2015	% of Sales**	September 27, 2014	% of Sales**
Net sales from products	$925		$921		$2,550		$2,561
Net sales from services	497		515		1,463		1,497
Net sales	1,422		1,436		4,013		4,058
Costs of product sales	395	42.7%	414	45.0%	1,139	44.7%	1,165	45.5%
Costs of services sales	342	68.8%	337	65.4%	993	67.9%	974	65.1%
Costs of sales	737		751		2,132		2,139
Gross margin	685	48.2%	685	47.7%	1,881	46.9%	1,919	47.3%
Selling, general and administrative expenses	259	18.2%	287	20.0%	769	19.2%	902	22.2%
Research and development expenditures	153	10.8%	166	11.6%	468	11.7%	516	12.7%
Other charges	42	3.0%	25	1.7%	39	1.0%	49	1.2%
Operating earnings	231	16.2%	207	14.4%	605	15.1%	452	11.1%
Other income (expense):
Interest expense, net	(43)	(3.0)%	(31)	(2.2)%	(122)	(3.0)%	(85)	(2.1)%
Gains on sales of investments and businesses, net	10	0.7%	1	0.1%	60	1.5%	4	0.1%
Other	(1)	(0.1)%	(26)	(1.8)%	(3)	(0.1)%	(34)	(0.8)%
Total other expense	(34)	(2.4)%	(56)	(3.9)%	(65)	(1.6)%	(115)	(2.8)%
Earnings from continuing operations before income taxes	197	13.9%	151	10.5%	540	13.5%	337	8.3%
Income tax expense	71	5.0%	84	5.8%	175	4.4%	107	2.6%
Earnings from continuing operations	126	8.9%	67	4.7%	365	9.1%	230	5.7%
Less: Earnings attributable to noncontrolling interests	—	—%	1	0.1%	2	—%	1	—%
Earnings from continuing operations*	126	8.9%	66	4.6%	363	9.0%	229	5.6%
Earnings (loss) from discontinued operations, net of tax	(11)	(0.8)%	81	5.6%	(32)	(0.8)%	869	21.4%
Net earnings*	$115	8.1%	$147	10.2%	$331	8.2%	$1,098	27.1%
Earnings (loss) per diluted common share*:
Continuing operations	$0.63		$0.27		$1.74		$0.90
Discontinued operations	(0.06)		0.32		(0.16)		3.42
Earnings per diluted common share*	$0.57		$0.59		$1.58		$4.32
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended October 3, 2015 compared to three months ended September 27, 2014
The results of operations for the third quarter of 2015 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.4 billion in the third quarter of 2015, a $14 million, or 1%, decrease compared to the third quarter of 2014. The slight decline in net sales is reflective of decreases in EA and Latin America, partially offset by growth in North America, AP, and ME. The decrease in EA was primarily the result of foreign exchange rate unfavorability and a decrease in Products and Services sales. The decrease in Latin America was primarily the result of foreign exchange rate unfavorability and lower Products and Services sales, driven by challenging macroeconomic conditions. North America grew on strong Products and Services sales, AP grew on strong Products sales, and ME realized an increase in Services sales.
Gross Margin
Gross margin was $685 million, or 48.2% of net sales, in the third quarter of 2015, compared to $685 million, or 47.7% of net sales, in the third quarter of 2014. The slight increase in gross margin percentage is attributable to an increase in devices sales within North America, partially offset by increased Integration services costs for large projects in North America and EA and lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 10% to $259 million, or 18.2% of net sales, in the third quarter of 2015, compared to $287 million, or 20.0% of net sales, in the third quarter of 2014. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, (ii) lower pension expenses, and (iii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased 8% to $153 million, or 10.8% of net sales, in the third quarter of 2015, from $166 million, or 11.6% of net sales, in the third quarter of 2014. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, and (ii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
Other Charges
We recorded net charges of $42 million in Other charges in the third quarter of 2015, compared to net charges of $25 million in the third quarter of 2014. The net Other charges in the third quarter of 2015 included: (i) $40 million of net reorganization of business charges, including a $26 million impairment of the corporate aircraft, and (ii) $2 million of charges relating to the amortization of intangibles. The net charges in the third quarter of 2014 of $25 million included: (i) $13 million of net reorganization of business charges, (ii) $11 million for pension-related transaction fees, and (iii) $1 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $43 million in the third quarter of 2015, compared to net interest expense of $31 million in the third quarter of 2014. Net interest expense in the third quarter of 2015 included interest expense of $47 million, partially offset by interest income of $4 million. Net interest expense in the third quarter of 2014 included interest expense of $38 million, partially offset by interest income of $7 million. The increase of $12 million in net interest expense in the third quarter of 2015 as compared to the third quarter of 2014 was a result of higher average debt balances.
Gains (losses) on Sales of Investments, net
Net Gains on sales of investments and businesses were $10 million in the third quarter of 2015 compared to $1 million in the third quarter of 2014. The net gains in the third quarter of 2015 and the third quarter of 2014 were related to the sales of equity investments.
Other
Net Other expense was $1 million in the third quarter of 2015, compared to $26 million in the third quarter of 2014. The net Other expense in the third quarter of 2015 was comprised of a $29 million foreign currency loss, partially offset by: (i) a $25 million gain on derivative investments, (ii) a $2 million gain on equity method investments, and (iii) $1 million of other non-operating gains. The net Other expense in the third quarter of 2014 was comprised of: (i) a $37 million loss from the extinguishment of debt, (ii) a $6 million loss on derivative instruments, and (iii) $4 million of other non-operating losses, partially offset by: (i) a $11 million of gain on equity method investments and (ii) a $10 million foreign currency gain.

Effective Tax Rate
We recorded $71 million of net tax expense in the third quarter of 2015, resulting in an effective tax rate of 36%, compared to $84 million of net tax expense in the third quarter of 2014, resulting in an effective tax rate of 56%. Our effective tax rate in the third quarter of 2015 was higher than the U.S. statutory tax rate of 35% primarily due to higher income in the U.S. relative to foreign operations. Our effective tax rate in the third quarter of 2014 was unfavorably impacted by $55 million of tax expense related to the recording of a valuation allowance on certain foreign deferred tax assets.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $126 million, or $0.63 per diluted share, in the third quarter of 2015, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $66 million, or $0.27 per diluted share, in the third quarter of 2014.
The increase in earnings from continuing operations in the third quarter of 2015, as compared to the third quarter of 2014, was primarily driven by: (i) a $28 million decrease in SG&A spend, (ii) a $13 million decrease in R&D, and (iii) a $13 million decrease in income tax expense, partially offset by a $26 million impairment of the corporate aircraft. The increase in earnings from continuing operations per diluted share was driven by a reduction in shares outstanding, primarily as a result of our "Dutch auction" tender offer, as well as repurchases made through our ongoing share repurchase program, and an increase in earnings from continuing operations.
Earnings from Discontinued Operations
After taxes, we had an $11 million, or $0.06 per diluted share, loss from discontinued operations in the third quarter of 2015, compared to earnings from discontinued operations of $81 million, or $0.32 per diluted share, in the third quarter of 2014.

Results of Operations—Nine months ended October 3, 2015 compared to nine months ended September 27, 2014
Net Sales
Net sales were $4.0 billion in the first nine months of 2015, a $45 million, or 1% decrease from the first nine months of 2014. The decline in net sales is reflective of decreases in EA and Latin America, partially offset by growth in North America, ME, and AP. The decrease in EA was primarily the result of foreign exchange rate unfavorability and a decrease in Services sales. The decrease in Latin America was primarily the result of foreign exchange rate unfavorability, lower Products sales, and declines in iDen services. North America and AP grew on strong Products sales while ME realized an increase in both Products and Services sales.
Gross Margin
Gross margin was $1.9 billion, or 46.9% of net sales, in the first nine months of 2015, compared to $1.9 billion, or 47.3% of net sales, in the first nine months of 2014. The decrease in gross margin percentage was driven primarily by a decrease in margins within the Services segment while gross margin of the Products segment increased slightly. The decrease in gross margin in the Services segment was primarily driven by: (i) a decrease in North America and EA as a result of the deployment of certain large projects at lower gross margins and (ii) lower net sales in iDEN services which have a higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased $133 million to $769 million, or 19.2% of net sales, in the first nine months of 2015, compared to $902 million, or 22.2% of net sales, in the first nine months of 2014. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, (ii) lower pension expenses, and (iii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
Research and Development Expenses
R&D expenditures decreased $48 million to $468 million, or 11.7% of net sales, in the first nine months of 2015, compared to $516 million, or 12.7% of net sales, in the first nine months of 2014. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and the movement of employees to lower cost work sites, and (ii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.

Other Charges
We recorded net charges of $39 million in Other charges in the first nine months of 2015, compared to net charges of $49 million in the first nine months of 2014. The net charges in the first nine months of 2015 included: (i) $65 million of net reorganization of business charges, including a $26 million impairment of the corporate aircraft, and (ii) $6 million of charges relating to the amortization of intangibles, partially offset by a $32 million gain related to the curtailment of a non-U.S. pension plan. The net Other charges in the first nine months of 2014 of $49 million included: (i) $48 million of net reorganization of business charges, (ii) $11 million of pension-related transaction fees, (iii) $8 million of legal settlement charges, and (iv) $3 million of charges relating to the amortization of intangibles, partially offset by a $21 million gain on the sale of a building and land. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.
Net Interest Expense
Net interest expense was $122 million in the first nine months of 2015 and $85 million in the first nine months of 2014. Net interest expense in the first nine months of 2015 includes interest expense of $132 million, partially offset by interest income of $10 million. Net interest expense in the first nine months of 2014 includes interest expense of $102 million, partially offset by interest income of $17 million. The increase of $37 million in net interest expense in the first nine months of 2015 as compared to the first nine months of 2014 was a result of higher outstanding debt balances.
Gains (losses) on Sales of Investments, net
Net gains on sales of investments and businesses were $60 million in the first nine months of 2015 and $4 million in the first nine months of 2014. The net gains in the first nine months of 2015 and 2014 consisted of gains on the sales of equity investments.
Other
Net Other expense was $3 million in the first nine months of 2015, compared to $34 million in the first nine months of 2014. The net Other expense in the first nine months of 2015 was comprised of: (i) a $23 million foreign currency loss and (ii) a $3 million investment impairment, partially offset by (i) $13 million gain on derivative instruments, (ii) $6 million gain on equity method investments, and (iii) $4 million of other non-operating gains. The net Other expense in the first nine months of 2014 was comprised of: (i) a $37 million loss on the extinguishment of debt, (ii) $8 million loss on derivative instruments, and (iii) $4 million of other non-operating losses, partially offset by (i) a $13 million gain on equity method investments and (ii) a $2 million foreign currency gain.
Effective Tax Rate
We recorded $175 million of net tax expense in the first nine months of 2015, resulting in an effective tax rate of 32%, compared to $107 million of net tax expense, resulting in an effective tax rate of 32% in the first nine months of 2014. Our effective tax rate in 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S domestic production tax deduction. Our effective tax rate in the first nine months of 2014 was lower than the U.S. statutory tax rate of 35% due to tax benefits associated with the net reduction in unrecognized tax benefits and revaluing of deferred tax assets for state effective rates.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $363 million, or $1.74 per diluted share, in the first nine months of 2015, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $229 million, or $0.90 per diluted share, in the first nine months of 2014.
The increase in earnings from continuing operations in the first nine months of 2015, as compared to the first nine months of 2014, was primarily driven by: (i) a $133 million decrease in SG&A spend, (ii) an increase in Gains on sales of investments and businesses of $56 million and (iii) a $48 million decrease in R&D, partially offset by: (i) a $68 million increase in income tax expenses and (ii) a $38 million decrease in gross margin. The increase in earnings from continuing operations per diluted share was driven by a reduction in shares outstanding primarily as a result of our "Dutch auction" tender offer, as well as repurchases made through our ongoing share repurchase program, and an increase in earnings from continuing operations.
Earnings from Discontinued Operations
After taxes, we had a $32 million, or $0.16 per diluted share, loss from discontinued operations in the first nine months of 2015, compared to earnings from discontinued operations of $869 million, or $3.42 per diluted share, in the first nine months of 2014.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended October 3, 2015 and September 27, 2014, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.

Products Segment
For the third quarter of 2015, the segment’s net sales represented 65% of our consolidated net sales, compared to 64% of our consolidated net sales for the third quarter of 2014. For the first nine months of 2015, the segment's net sales represented 64% of our consolidated net sales, compared to 63% of our consolidated net sales for the third quarter of 2014.

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	% Change	October 3, 2015	September 27, 2014	% Change
Segment net sales	$925	$921	—%	$2,550	$2,561	—%
Operating earnings	178	141	26%	413	276	50%
Three months ended October 3, 2015 compared to three months ended September 27, 2014
The segment’s net sales increased $4 million, to $925 million in the third quarter of 2015, as compared to $921 million during the third quarter of 2014. The increase in the segment's net sales was primarily driven by: (i) an increase in devices sales in North America, (ii) an increase in systems and devices sales in AP, and (iii) increased systems sales in ME, partially offset by (i) unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, Latin America, and AP, (ii) a decrease in systems sales in North America, (iii) a decrease in devices and systems sales in EA and Latin America based on the reduced purchasing power of our customers caused by the devaluation of their local currency and macroeconomic conditions. On a geographic basis, net sales increased in North America, AP, and ME and decreased in EA and Latin America for the third quarter of 2015, compared to the third quarter of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 66% of the segment’s net sales in the third quarter of 2015, up from 63% of the segment’s net sales in the third quarter of 2014.
The segment had operating earnings of $178 million in the third quarter of 2015, compared to $141 million in the third quarter of 2014. The increase in operating earnings was primarily driven by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and reduced pension expenses and (ii) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign exchange rates, offset by an $18 million impairment charge related to the corporate aircraft within Other charges.
Nine months ended October 3, 2015 compared to nine months ended September 27, 2014
The segment’s net sales decreased $11 million, to $2.6 billion in the first nine months of 2015, as compared to the first nine months of 2014. The decrease in the segment's net sales was primarily driven by: (i) unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, Latin America, and AP and (ii) decreases in devices and systems sales in EA and Latin America, and (iii) a decrease in systems sales in North America, partially offset by: (i) growth in devices sales in North America, (ii) increased systems sales in AP, and (iii) increased devices and systems sales in ME. On a geographic basis, net sales decreased in EA and Latin America and increased in North America, AP, and ME for the first nine months of 2015, compared to the first nine months of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 65% of the segment’s net sales in the first nine months of 2015, up from 61% of the segment's net sales in the first nine months of 2014.
The segment had operating earnings of $413 million in the first nine months of 2015, compared to $276 million in the first nine months of 2014. The increase in operating earnings in the first nine months of 2015 compared to the first nine months of 2014, was primarily driven by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and reduced pension expenses, (ii) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign exchange rates, and (iii) a $22 million non-U.S. pension curtailment gain within Other charges, partially offset by an $18 million impairment charge related to the corporate aircraft within Other charges.
Services Segment
For the third quarter of 2015, the segment’s net sales represented 35% of our consolidated net sales, compared to 36% of our consolidated net sales for the third quarter of 2014. For the first nine months of 2015 and 2014, the segment’s net sales represented 36% of our consolidated net sales, compared to 37% of our consolidated net sales for the third quarter of 2014.

	Three Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014	% Change	October 3, 2015	September 27, 2014	% Change
Segment net sales	$497	$515	(3)%	$1,463	$1,497	(2)%
Operating earnings	53	66	(20)%	192	176	9%

Three months ended October 3, 2015 compared to three months ended September 27, 2014
The segment’s net sales decreased $18 million, or 3%, to $497 million in the third quarter of 2015, as compared to $515 million in the third quarter of 2014. The decrease in the segment's net sales was driven by: (i) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, Latin America, and AP, (ii) a decrease in Integration services sales in EA, primarily related to the winding down of a large system implementation, and (iii) declining iDEN services sales in Latin America, partially offset by an increase in: (i) Integration services and Lifecycle Support services in North America and (ii) Integration services in ME. On a geographic basis, net sales for the third quarter of 2015 decreased in EA, Latin America, and AP and increased in North America and ME, compared to the third quarter of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s net sales in the third quarter of 2015, compared to 58% of the segment’s net sales in the third quarter of 2014.
The segment had operating earnings of $53 million in the third quarter of 2015, compared to $66 million in the third quarter of 2014. The decrease in operating earnings in the third quarter of 2015 compared to the third quarter of 2014 was driven by: (i) lower gross margin primarily due to the decrease in margin on our Integration services in North America and EA and (ii) an $8 million impairment charge related to the corporate aircraft within Other charges, offset by a reduction in SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and lower pension expenses.
Nine months ended October 3, 2015 compared to nine months ended September 27, 2014
The segment’s net sales decreased $34 million, or 2%, to $1,463 million in the first nine months of 2015, as compared to net sales of $1,497 million in the first nine months of 2014. The decrease in the segment's net sales was driven by: (i) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EA, Latin America, and AP, (ii) lower Integration services sales in North America as a result of the timing of delivery on larger projects, and (iii) declining iDEN services sales in Latin America, partially offset by an increase in: (i) Lifecycle Support services in North America and (ii) Integration services in ME. On a geographic basis, net sales for the first nine months of 2015 decreased in EA, Latin America, and AP and increased in ME and North America, compared to the first nine months of 2014.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s net sales in the first nine months of 2015, compared to 59% of the segment’s net sales in the first nine months of 2014.
The segment had operating earnings of $192 million in the first nine months of 2015, compared to operating earnings of $176 million in the first nine months of 2014. The increase in operating earnings in the first nine months of 2015 as compared to the first nine months of 2014 was driven by: (i) a reduction in SG&A expenditures as a result of cost savings initiatives, including headcount reductions, the favorable impact of foreign exchange rates, and lower pension expenses and (ii) a $10 million non-U.S. pension curtailment gain within Other income, partially offset by: (i) a decrease in gross margin driven by Integration services on large system deployments and iDEN services and (ii) an $8 million impairment charge related to the corporate aircraft within Other charges.

Reorganization of Business
During the third quarter of 2015, we recorded net reorganization of business charges of $41 million including $40 million of charges recorded within Other charges and $1 million in Cost of sales in our condensed consolidated statements of operations. Included in the $41 million were charges of: (i) $26 million for the impairment of corporate aircraft, (ii) $11 million of charges related to employee separation costs, (iii) a $6 million building impairment charge, partially offset by $2 million of reversals for accruals no longer needed.
During the first nine months of 2015, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first nine months of 2015, we recorded net reorganization of business charges of $70 million including charges of $65 million recorded in Other charges and $5 million in Cost of sales in our condensed consolidated statements of operations. Included in the $70 million were charges of: (i) $36 million for employee separation costs, (ii) $26 million for the impairment of the corporate aircraft, (iii) a $6 million building impairment charge, and (iv) $4 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
During the third quarter of 2014, we recorded net reorganization of business charges of $20 million including charges of $13 million recorded in Other charges and $7 million in Cost of sales in our condensed consolidated statements of operations. The $20 million of charges was all related to employee separation costs.
During the first nine months of 2014, we recorded net reorganization of business charges of $58 million including charges of $48 million recorded in Other charges and $10 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $54 million for employee separation costs and $4 million of exit costs.
We expect to realize cost-saving benefits of approximately $11 million during the remaining three months of 2015 from the plans that were initiated during the third quarter of 2015. Beyond 2015, we expect the reorganization plans initiated during the first nine months of 2015 to provide annualized cost savings of approximately $46 million, consisting of: (i) $39 million of savings in operating expenses and (ii) $7 million of savings in Cost of Sales.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Products	$29	$13	$51	$38
Services	12	7	19	20
	$41	$20	$70	$58
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $53 million in the first nine months of 2015 and $116 million in the first nine months of 2014. The cash payments related to discontinued operations included in the first nine months of 2014 were $40 million. The reorganization of business accruals at October 3, 2015 were $39 million, of which $36 million relate to employee separation costs that are expected to be paid within one year and $3 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We continue to manage our capital structure and are focused on maintaining a robust liquidity position and managing to an investment grade credit rating. We decreased the aggregate of our cash and cash equivalent balances by $1.8 billion from $4.0 billion as of December 31, 2014 to $2.2 billion as of October 3, 2015. The decrease is primarily due to $3.2 billion of capital returned to shareholders through share repurchases and dividends paid, offset by $976 million of net proceeds raised by the issuance of the Senior Convertible Notes (net of issuance costs paid) and $591 million of cash provided by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
Our cash and cash equivalents were $2.2 billion at October 3, 2015 and $4.0 billion at December 31, 2014. At October 3, 2015, $1.4 billion of this amount was held in the U.S. and approximately $844 million was held by the Company or its subsidiaries in other countries, with approximately $436 million held in the United Kingdom. At both October 3, 2015 and December 31, 2014, restricted cash was $63 million.
Undistributed earnings that we intend to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.6 billion at October 3, 2015. We currently have no plans to repatriate these permanently reinvested foreign earnings. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Operating Activities
Net cash provided by operating activities in the first nine months of 2015 was $591 million, as compared to $15 million in the first nine months of 2014. Operating cash flows in the first nine months of 2015, as compared to the first nine months of 2014, were positively impacted by: (i) an increase in earnings from continuing operations, (ii) reduced pension contributions, and (iii) proceeds from the sale of long-term receivables.
We made no contributions to our U.S. pension plans during the first nine months of 2015, compared to $463 million contributed in the first nine months of 2014. We contributed $8 million to our non-U.S. pension plans during the first nine months of 2015, compared to $27 million contributed in the first nine months of 2014.
Investing Activities
Net cash used by investing activities was $129 million in the first nine months of 2015, compared to $98 million in the first nine months of 2014. The $129 million cash used in the first nine months of 2015 included $150 million cash used for acquisitions and investments and $131 million in capital expenditures, partially offset by $150 million of proceeds from sales of investments and businesses and $2 million of proceeds from the sale of property, plant and equipment. The cash usage of $98 million in the first nine months of 2014 consisted primarily of $130 million in capital expenditures and $21 million cash used for acquisitions and investments, partially offset by $30 million of proceeds from the sale of property, plant and equipment and $23 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $150 million during the first nine months of 2015 compared to $21 million in the first nine months of 2014. The cash used during the first nine months of 2015 consisted of $49 million related to the acquisition of two public safety software solution providers and several debt and equity investments. The cash used during the first nine months of 2014 related to a number of small equity investments.

Sales of Investments and Businesses: We had $150 million of proceeds related to the sales of investments and businesses in the first nine months of 2015 compared to $23 million in the first nine months of 2014. The proceeds in the first nine months of 2015 primarily consists of: (i) $49 million reimbursement from Zebra Technologies for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale; (ii) $54 million from the sale of an equity investment, (iii) $15 million net cash received from Zebra Technologies for the final purchase price adjustment, as well as for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, and (iv) proceeds from the sale of various debt and equity securities, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest. The proceeds in the first nine months of 2014 were comprised of sales of equity investments.
Capital Expenditures: Capital expenditures were relatively flat in the first nine months of 2015 as compared to the first nine months of 2014. Capital expenditures in both periods were primarily related to information technology-related spend and revenue-generating network expenditures.
Sales of Property, Plant, and Equipment: We had $2 million of proceeds related to the sale of property, plant, and equipment in the first nine months of 2015 compared to $30 million in the first nine months of 2014. The proceeds in the first nine months of 2014 were comprised of proceeds from the sale of buildings and land.
Financing Activities
Net cash used for financing activities was $2.2 billion in the first nine months of 2015, compared to $274 million in the first nine months of 2014. Cash used for financing activities in the first nine months of 2015 was primarily comprised of: (i) $3.0 billion used for purchases of our common stock under our share repurchase program and (ii) $218 million of cash used for the payment of dividends, partially offset by: (i) $976 million of net proceeds from the issuance of the Senior Convertible Notes (net of issuance costs paid) and (ii) $85 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first nine months of 2014 was primarily comprised of: (i) $1.1 billion used for purchases of our common stock under our share repurchase program, (ii) $461 million of cash used for the repayment of debt, and (iii) $236 million of cash used for the payment of dividends, partially offset by: (i) $1.4 billion of net proceeds from the issuance of debt, (ii) $94 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, and (iii) $66 million of distributions from discontinued operations
Long-Term Debt: We had outstanding long-term debt of $4.4 billion and $3.4 billion, including the current portions of $4 million, at October 3, 2015 and December 31, 2014.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. On August 5, 2015, our corporate credit and senior unsecured long-term debt ratings were downgraded by two of the three rating agencies in connection with our capital structure activities. Moody's Investors Service downgraded its Baa2 rating to Baa3 and changed its outlook from stable to negative. Standard & Poor’s Rating Services downgraded its BBB rating to BBB- and maintained its stable outlook. Fitch Ratings confirmed its BBB rating on August 5, 2015 but changed its outlook to negative from stable. We continue to believe that we will be able to maintain sufficient access to the capital markets. Any future disruptions, uncertainty, or volatility in the capital markets or deterioration in our credit ratings may result in higher funding costs for us and adversely affect our ability to access funds.
Share Repurchase Program: On August 4, 2015, the Board of Directors authorized the Company to commence a modified "Dutch auction" tender offer to repurchase up to $2 billion of its outstanding shares of common stock. The repurchase of these shares was authorized under the existing share repurchase authority. The tender offer commenced on August 7, 2015 and expired on September 3, 2015. The Company paid $2 billion, including transaction costs, to repurchase approximately 30.1 million shares at a tender price of $66.50 per share.
In addition, excluding shares repurchased under the tender offer mentioned above, the Company paid an aggregate of $55 million during the three months ended October 3, 2015, including transaction costs, to repurchase approximately 0.8 million shares at an average price of $67.62 per share.
During the nine months ended October 3, 2015, the Company paid an aggregate of $3.0 billion, including transaction costs, to repurchase approximately 45.4 million shares at an average price of $66.04 per share. As of October 3, 2015, the Company had used approximately $10.8 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.2 billion of authority available for future repurchases.
Payment of Dividends: During the third quarter of 2015, we paid $70 million in cash dividends to holders of our common stock. During the first nine months of 2015, we paid $218 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $60 million in cash dividends to holders of our common stock.

Credit Facilities
As of October 3, 2015, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of October 3, 2015. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first nine months of 2015.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $136 million at October 3, 2015, compared to $293 million at December 31, 2014. Outstanding commitments decreased during the first nine months of 2015 primarily as a result of two large customer contracts, one of which was converted to an order without long-term financing and the other where the financing commitment was funded and sold.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $16 million at October 3, 2015, compared to $31 million at December 31, 2014.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Accounts receivable sales proceeds	$5	$6	$16	$39
Long-term receivables sales proceeds	24	37	132	91
Total proceeds from sales of accounts receivable	$29	$43	$148	$130
As of October 3, 2015, we had retained servicing obligations for $615 million of sold long-term receivables, compared to $496 million of sold long-term receivables at December 31, 2014. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at October 3, 2015.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with

Customers: Deferral of the Effective Date that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as our annual reporting period begins after December 15, 2017. ASU 2014-09 allows for both retrospective and modified-retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In adopting the ASU, we will be required to apply a full retrospective approach to all periods presented. This guidance will be effective January 1, 2016 and, upon adoption, debt issuance costs capitalized in other assets in the consolidated balance sheet will be reclassified and presented as a reduction to long-term debt. As of October 3, 2015, debt issuance costs, net of accumulated amortization, recognized in the condensed consolidated balance sheet were $44 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of October 3, 2015, we had outstanding foreign exchange contracts with notional amounts totaling $521 million, compared to $628 million outstanding as of December 31, 2014. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 3, 2015, and the corresponding positions as of December 31, 2014:

	Notional Amount
Net Buy (Sell) by Currency	October 3, 2015	December 31, 2014
Euro	$142	$214
Chinese Renminbi	(131)	(161)
Australian Dollar	(44)	(42)
Brazilian Real	(39)	(28)
Norwegian Krone	(38)	(90)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,”"aims", “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of macroeconomic conditions, (ii) the impact of foreign exchange rate fluctuations, (iii) the impact of cost savings initiatives on operating expenses, (iv) the growth of our Services segment and the resulting impact on consolidated gross margin, and (v) the decline of iDEN product and services sales and the related impact on revenue and gross margins within the Services segment, (b) our business strategies and expected results, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability to settle the principal amount of the Senior Convertible Notes in cash, (f) our future contributions to our pension plans (g) our ability and cost to access the capital markets at our current ratings, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, (k) potential contractual damages claims, and (l) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems.  Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document and in Part I, “Item 1A: Risk Factors” on pages 9 through 20 of our 2014 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We may not have the ability to settle the principal amount of the Senior Convertible Notes in cash in the event of conversion or to repurchase the Senior Convertible Notes upon the occurrence of a fundamental change.
Our Senior Convertible Notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. In the event of conversion, the Company currently intends to settle the principal amount of the Senior Convertible Notes in cash.
If we do not have adequate cash available, either from cash on hand, funds generated from operations or existing financing arrangements, or we cannot obtain additional financing arrangements, we may not be able to settle the principal amount of the Senior Convertible Notes in cash and, in the case of settlement of conversion elections, will be required to settle the principal amount of the Senior Convertible Notes in stock. If we settle any portion of the principal amount of the Senior Convertible Notes in stock, it will result in immediate, and possibly material, dilution to the interests of existing security holders.
Following any conclusion that we no longer have the ability to settle the Senior Convertible Notes in cash, we will be required on a going forward basis to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be lower under the if-converted method as compared to the treasury stock method.
Our ability to repurchase the Senior Convertible Notes in cash upon the occurrence of a fundamental change or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the Senior Convertible Notes when required would result in an event of default with respect to the Senior Convertible Notes and may constitute an event of default or prepayment under, or result in the acceleration of the maturity of our then-existing indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 3, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2) (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
7/1/15 to 7/28/15	—	$—	—	$3,272,257,201
7/29/15 to 8/25/15	—	$—	—	$3,272,257,201
8/26/15 to 9/29/15	30,881,946	$66.67	30,881,946	$1,213,282,596
Total	30,881,946	$66.67	30,881,946

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of October 3, 2015, the Company had used approximately $10.8 billion, including transaction costs, to repurchase shares.

(3)
On August 4, 2015, the Board of Directors authorized the Company to commence a modified "Dutch auction" tender offer to repurchase up to $2 billion of its outstanding shares of common stock. The repurchase of these shares was authorized under the existing share repurchase authority, as outlined above. The tender offer commenced on August 7, 2015 and expired on September 3, 2015. The Company paid $2 billion, including transaction costs, to repurchase approximately 30.1 million shares at a tender price of $66.50 per share.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
4.1
Indenture dated as of August 25, 2015 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, related to 2% Convertible Senior (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).

10.1
Investment Agreement, by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P., dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on August 5, 2015 (File No. 1-7221)).

10.2	Form of Performance Option Award Agreement (non-CEO) (incorporated by reference to Exhibit 10.3 to Motorola Solutions' Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).
10.3	Form of Performance Option Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to Motorola Solutions' Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).
*10.4	Revised and Amended Aircraft Time Sharing Agreement dated as of October 1, 2015, by and between Motorola Solutions, Inc. and Gregory Q. Brown.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
November 4, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit
4.1
Indenture dated as of August 25, 2015 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, related to 2% Convertible Senior (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).

10.1
Investment Agreement, by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P., dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on August 5, 2015 (File No. 1-7221)).

10.2	Form of Performance Option Award Agreement (non-CEO) (incorporated by reference to Exhibit 10.3 to Motorola Solutions' Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).
10.3	Form of Performance Option Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to Motorola Solutions' Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).
*10.4	Revised and Amended Aircraft Time Sharing Agreement dated as of October 1, 2015, by and between Motorola Solutions, Inc. and Gregory Q. Brown.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith