Form 10-Q
period 2016-04-02
Motorola Solutions, Inc.
filed 2016-05-06
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 2, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 2, 2016:

Class	Number of Shares
Common Stock; $.01 Par Value	174,604,364

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2016	April 4, 2015
Net sales from products	$702	$758
Net sales from services	491	465
Net sales	1,193	1,223
Costs of products sales	366	359
Costs of services sales	325	316
Costs of sales	691	675
Gross margin	502	548
Selling, general and administrative expenses	234	256
Research and development expenditures	135	159
Other charges	33	14
Operating earnings	100	119
Other income (expense):
Interest expense, net	(49)	(40)
Gains (losses) on sales of investments and businesses, net	(21)	46
Other	(8)	3
Total other income (expense)	(78)	9
Earnings from continuing operations before income taxes	22	128
Income tax expense	5	40
Earnings from continuing operations	17	88
Loss from discontinued operations, net of tax	—	(13)
Net earnings	17	75
Less: Earnings attributable to noncontrolling interests	—	1
Net earnings attributable to Motorola Solutions, Inc.	$17	$74
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$17	$87
Loss from discontinued operations, net of tax	—	(13)
Net earnings attributable to Motorola Solutions, Inc.	$17	$74
Earnings (loss) per common share:
Basic:
Continuing operations	$0.10	$0.40
Discontinued operations	—	(0.06)
	$0.10	$0.34
Diluted:
Continuing operations	$0.10	$0.40
Discontinued operations	—	(0.06)
	$0.10	$0.34
Weighted average common shares outstanding:
Basic	174.5	215.3
Diluted	177.0	217.8
Dividends declared per share	$0.41	0.34
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Net earnings	$17	$75
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	13	(26)
Marketable securities	4	(33)
Defined benefit plans	4	1
Total other comprehensive income (loss), net of tax	21	(58)
Comprehensive income	38	17
Less: Earnings attributable to noncontrolling interest	—	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$38	$16
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	April 2, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,940	$1,980
Accounts receivable, net	1,148	1,362
Inventories, net	287	296
Other current assets	626	954
Current assets held for disposition	—	27
Total current assets	4,001	4,619
Property, plant and equipment, net	997	487
Investments	228	231
Deferred income taxes	2,330	2,278
Goodwill	590	420
Other assets	884	271
Non-current assets held for disposition	19	40
Total assets	$9,049	$8,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	424	518
Accrued liabilities	1,604	1,671
Total current liabilities	2,032	2,193
Long-term debt	5,023	4,345
Other liabilities	2,131	1,904
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/2/16—174.8; 12/31/15—174.5
Outstanding shares: 4/2/16—174.6; 12/31/15—174.3
Additional paid-in capital	99	42
Retained earnings	1,597	1,716
Accumulated other comprehensive loss	(1,845)	(1,866)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(147)	(106)
Noncontrolling interests	10	10
Total stockholders’ equity (deficit)	(137)	(96)
Total liabilities and stockholders’ equity	$9,049	$8,346
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2015	174.5	$44	$(1,866)	$1,716	$10
Net earnings				17
Other comprehensive income			21
Issuance of common stock and stock options exercised	1.2	40
Share repurchase program	(0.9)			(64)
Share-based compensation expense		17
Dividends declared				(72)
Balance as of April 2, 2016	174.8	$101	$(1,845)	$1,597	$10
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	April 2, 2016	April 4, 2015
Operating
Net earnings attributable to Motorola Solutions, Inc.	$17	$74
Earnings attributable to noncontrolling interests	—	1
Net earnings	17	75
Loss from discontinued operations, net of tax	—	(13)
Earnings from continuing operations, net of tax	17	88
Adjustments to reconcile Earnings from continuing operations to Net cash provided by operating activities from continuing operations:
Depreciation and amortization	62	41
Non-cash other charges	11	1
Share-based compensation expense	17	21
Losses (gains) on sales of investments and businesses, net	21	(46)
Deferred income taxes	35	23
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	277	309
Inventories	(4)	(44)
Other current assets	(43)	26
Accounts payable and accrued liabilities	(363)	(247)
Other assets and liabilities	(17)	(16)
Net cash provided by operating activities from continuing operations	13	156
Investing
Acquisitions and investments, net	(1,053)	(74)
Proceeds from sales of investments and businesses, net	481	88
Capital expenditures	(51)	(33)
Proceeds from sales of property, plant and equipment	—	1
Net cash used for investing activities from continuing operations	(623)	(18)
Financing
Repayment of debt	(1)	(1)
Net proceeds from issuance of debt	673	—
Issuance of common stock	40	41
Purchase of common stock	(64)	(653)
Excess tax benefit from share-based compensation	—	1
Payment of dividends	(71)	(75)
Net cash provided by (used for) financing activities from continuing operations	577	(687)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(7)	(52)
Net decrease in cash and cash equivalents	(40)	(601)
Cash and cash equivalents, beginning of period	1,980	3,954
Cash and cash equivalents, end of period	$1,940	$3,353
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$59	$50
Income and withholding taxes, net of refunds	52	39
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of April 2, 2016 and for the three months ended April 2, 2016 and April 4, 2015 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Developments
On February 19, 2016, the Company completed the acquisition of Guardian Digital Communications Limited ("GDCL"), a holding company of Airwave Solutions Limited ("Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which the Company invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. The Company will make a deferred cash payment of £64 million on November 15, 2018. The Company funded the investment with a $675 million term loan (the “Term Loan”) and approximately $400 million of international cash on hand. The acquisition will be reported within our Services segment. It will enable the Company to geographically diversify its global Managed & Support services offerings within its Services segment, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers. See discussion in Note 14.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2014-09 allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for the Company January 1, 2019 and interim periods within that reporting period. The ASU requires a modified retrospective method upon adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, "Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for the Company January 1, 2017 and interim periods within that reporting period. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company has elected to adopt this accounting standard as of January 1, 2016. The impact of the prospective adoption of the provisions related to the recognition of excess tax benefits in income tax expense was a $2 million income tax benefit during the three months ended April 2, 2016. Additionally, as a result of the adoption of this accounting standard, excess tax benefits on share-based compensation have been reported as a component of operating cash rather than within financing cash flows as previously presented, while the payment of withholding taxes on the settlement of share-based awards has been reported as a component of financing cash flows rather than within operating cash flows as previously presented. The change in presentation of withholding taxes within the condensed consolidated statements of cash flows has been adopted retrospectively, thereby increasing operating cash flows and reducing financing cash flows by $9 million and $5 million for the three months ended April 2, 2016 and April 4, 2015. The presentation of excess tax benefits on share-based compensation has been adjusted prospectively within the condensed consolidated statement of cash flows, increasing operating cash flow and decreasing financing cash flow by $2 million for the three months ended April 2, 2016.
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. We have retrospectively adopted ASU 2015-03 effective January 1, 2016. As a result, debt issuance costs which were previously capitalized in other assets in the condensed consolidated balance sheet have been presented as a reduction to long-term debt. As of April 2, 2016 and December 31, 2015, $40 million and $41 million, respectively, have been presented as a component of long-term debt.

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
During the three months ended April 2, 2016, the Company had no activity in the condensed consolidated statements of operations for discontinued operations. During the three months ended April 4, 2015, the Company recorded a $13 million loss from discontinued operations.

3.	Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	April 2, 2016	April 4, 2015
Other charges:
Intangibles amortization	$13	$2
Reorganization of business	7	12
Acquisition related transaction fees	13	—
	$33	$14

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 2, 2016	April 4, 2015
Interest income (expense), net:
Interest expense	$(53)	$(43)
Interest income	4	3
	$(49)	$(40)
Other:
Foreign currency gain	$13	$18
Loss on derivative instruments	(12)	(17)
Gains on equity method investments	1	—
Realized foreign currency loss on acquisition	(10)	—
Other	—	2
	$(8)	$3
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Three Months Ended	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Basic earnings per common share:
Earnings	$17	$87	$17	$74
Weighted average common shares outstanding	174.5	215.3	174.5	215.3
Per share amount	$0.10	$0.40	$0.10	$0.34
Diluted earnings per common share:
Earnings	$17	$87	$17	$74
Weighted average common shares outstanding	174.5	215.3	174.5	215.3
Add effect of dilutive securities:
Share-based awards	2.5	2.5	2.5	2.5
Diluted weighted average common shares outstanding	177.0	217.8	177.0	217.8
Per share amount	$0.10	$0.40	$0.10	$0.34
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended April 2, 2016, the assumed exercise of 4.0 million options and the assumed vesting of 0.6 million restricted stock units ("RSUs") were excluded because their inclusion would have been antidilutive. For the three months ended April 4, 2015, the assumed exercise of 2.2 million stock options and the assumed vesting of 0.5 million RSUs were excluded because their inclusion would have been antidilutive.
On August 25, 2015, the Company issued $1.0 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). See discussion in Note 4. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. In this case, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the three months ended April 2, 2016, there was no dilutive impact of the Senior Convertible Notes.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $1.9 billion at April 2, 2016 and $2.0 billion at December 31, 2015. Of these amounts, $63 million was restricted at both April 2, 2016 and December 31, 2015.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 2, 2016	December 31, 2015
Accounts receivable	$1,179	$1,390
Less allowance for doubtful accounts	(31)	(28)
	$1,148	$1,362
Inventories, Net
Inventories, net, consist of the following:

	April 2, 2016	December 31, 2015
Finished goods	$163	$151
Work-in-process and production materials	271	287
	434	438
Less inventory reserves	(147)	(142)
	$287	$296
Other Current Assets
Other current assets consist of the following:

	April 2, 2016	December 31, 2015
Available-for-sale securities	$47	$438
Costs and earnings in excess of billings	324	374
Tax-related refunds receivable	110	44
Other	145	98
	$626	$954
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	April 2, 2016	December 31, 2015
Land	$17	$17
Building	521	523
Machinery and equipment	2,109	1,585
	2,647	2,125
Less accumulated depreciation	(1,650)	(1,638)
	$997	$487
Depreciation expense for the three months ended April 2, 2016 and April 4, 2015 was $49 million and $39 million, respectively.
On February 1, 2016, the Company completed the sale of its Penang, Malaysia manufacturing operations, including the land, building, equipment, and inventory, as well as the transfer of employees to a contract manufacturer. During the three months ended April 2, 2016, the Company incurred a loss of $7 million on the sale of its Penang, Malaysia facility and manufacturing operations, which is included within Gains (losses) on sales of investments and businesses, net.
Subsequent to the three months ended April 2, 2016, the Company entered into an agreement for the sale of its corporate aircraft. The Company recognized an impairment loss of $3 million within Other charges during the three months ended April 2, 2016 based on the contracted sales price of the aircraft held for sale and has presented the aircraft as assets held for sale in its condensed consolidated balance sheets.
The Company acquired property, plant and equipment, including network assets, of $481 million in the acquisition of GDCL. The valuation of acquired property, plant and equipment is not yet finalized and may be subject to a fair value adjustment. See discussion in Note 14.
Investments
Investments consist of the following:

April 2, 2016	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$52	$—	$52
Corporate bonds	7	—	7
Common stock	—	2	2
	59	2	61
Other investments, at cost	204	—	204
Equity method investments	10	—	10
	$273	$2	$275
Less: current portion of available-for-sale securities			47
			$228

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$455	$—	$(11)	$444
Corporate bonds	7	—	—	7
Common stock	—	6	—	6
	462	6	(11)	457
Other investments, at cost	203	—	—	203
Equity method investments	9	—	—	9
	674	6	(11)	669
Less: current portion of available-for-sale securities				438
				$231
In December 2015, the Company invested $401 million in United Kingdom treasury securities in order to partially offset the risk associated with fluctuations in the British Pound Sterling in the period before the closing of the purchase of GDCL. The investments were recorded within Other current assets in the Company's consolidated balance sheets. The Company liquidated these investments in February 2016 to partially fund the acquisition of GDCL. During the three months ended April 2, 2016, the Company realized a loss of $19 million associated with the sale, of which, $11 million was unrealized as of December 31, 2015.
Other Assets
Other assets consist of the following:

	April 2, 2016	December 31, 2015
Intangible assets, net	$669	$49
Long-term receivables	29	47
Defined benefit plan assets	135	128
Other	51	47
	$884	$271

Accrued Liabilities
Accrued liabilities consist of the following:

	April 2, 2016	December 31, 2015
Deferred revenue	$399	$390
Compensation	167	241
Billings in excess of costs and earnings	301	337
Tax liabilities	49	48
Dividend payable	72	71
Trade liabilities	133	135
Other	483	449
	$1,604	$1,671
Other Liabilities
Other liabilities consist of the following:

	April 2, 2016	December 31, 2015
Defined benefit plans	$1,511	$1,512
Postretirement Health Care Benefit Plan	46	49
Deferred revenue	113	113
Unrecognized tax benefits	42	50
Deferred income taxes	141	—
Deferred consideration (Note 14)	82	—
Other	196	180
	$2,131	$1,904
During the three months ended April 2, 2016, the Company recorded an increase to its deferred income tax liability as a result of the acquisition of GDCL, as well as a liability of $82 million in the accounting for the acquisition of GDCL related to a payment of deferred consideration due on November 15, 2018 to the former owners. See discussion in Note 14.
Stockholders’ Equity
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase in the aggregate up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
During the three months ended April 2, 2016, the Company paid an aggregate of $64 million, including transaction costs, to repurchase approximately 0.9 million shares at an average price of $71.41 per share. As of April 2, 2016, the Company had used approximately $11.0 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.0 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended April 2, 2016 and April 4, 2015, the Company paid $71 million and $75 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(266)	$(204)
Other comprehensive income (loss) before reclassification adjustment	14	(27)
Tax (expense) benefit	(1)	1
Other comprehensive income (loss), net of tax	13	(26)
Balance at end of period	$(253)	$(230)
Available-for-Sale Securities:
Balance at beginning of period	$(3)	$44
Other comprehensive loss before reclassification adjustment	—	(7)
Tax benefit	—	3
Other comprehensive loss before reclassification adjustment, net of tax	—	(4)
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net	6	(46)
Tax expense (benefit)	(2)	17
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	4	(29)
Other comprehensive income (loss), net of tax	4	(33)
Balance at end of period	$1	$11
Defined Benefit Plans:
Balance at beginning of period	$(1,597)	$(1,695)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	10	19
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(5)	(17)
Tax benefit	(1)	(1)
Reclassification adjustment into Selling, general, and administrative expenses, net of tax	4	1
Other comprehensive income, net of tax	4	1
Balance at end of period	$(1,593)	$(1,694)

Total Accumulated other comprehensive loss	$(1,845)	$(1,913)

4.	Debt and Credit Facilities
As of April 2, 2016, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 2, 2016. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the three months ended April 2, 2016.
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
In connection with the completion of the acquisition of GDCL, the Company entered into a new term loan credit agreement (the “Term Loan Agreement”), under which the Company borrowed a Term Loan with an initial principal amount of $675 million and a maturity date of February 18, 2019. Interest on the Term Loan is variable and indexed to LIBOR. The interest expense on the Term Loan is payable semi-annually in May and November. No additional borrowings are permitted under the Term Loan Agreement and amounts borrowed and repaid or prepaid may not be re-borrowed. The Company's borrowing capacity under the 2014 Motorola Solutions Credit Agreement may be partially limited during the second quarter of 2016 due to the additional indebtedness incurred in connection with the Term Loan.
Effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Under this guidance, we have revised the presentation of debt issuance costs which were previously capitalized in other assets in the consolidated balance sheet to be presented as a reduction to long-term debt. As of April 2, 2016 and December 31, 2015, $40 million and $41 million, respectively, have been reclassified to be presented as a component of long-term debt.

5.	Risk Management
Foreign Currency Risk
As of April 2, 2016, the Company had outstanding foreign exchange contracts with notional amounts totaling $708 million, compared to $494 million outstanding at December 31, 2015. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2016, and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2016	December 31, 2015
Euro	$233	$99
British Pound	150	62
Chinese Renminbi	(95)	(114)
Australian Dollar	(51)	(60)
Brazilian Real	(49)	(44)
Interest Rate Risk
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as a hedge. As such, the changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swap was in a liability position of $1 million at both April 2, 2016 and December 31, 2015.

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 2, 2016, all of the counterparties have investment grade credit ratings. As of April 2, 2016, the Company had $3 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of April 2, 2016 and December 31, 2015:

	Fair Values of Derivative Instruments
	Assets		Liabilities
April 2, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3	Other current assets	$5	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	$3		$6

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	Other current assets	2	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	6		3
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated statements of operations for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended		Statements of Operations Location
Loss on Derivative Instruments	April 2, 2016	April 4, 2015
Interest rate swap	$—	$(1)	Other income (expense)
Foreign exchange contracts	(12)	(16)	Other income (expense)
Total derivatives	$(12)	$(17)
The Company had no instruments designated as hedging instruments for the three months ended April 2, 2016 and April 4, 2015.

6.	Income Taxes
At the end of each interim reporting period, the Company makes an estimate of its annual effective income tax rate. Tax expense in interim periods is calculated at the estimated annual effective tax rate plus or minus the tax effects of items of income and expense that are discrete to the period. The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

The following table provides details of income taxes:

	Three Months Ended
	April 2, 2016	April 4, 2015
Earnings from continuing operations before income taxes	$22	$128
Income tax expense	5	40
Effective tax rate	23%	31%
The Company recorded $5 million of net tax expense in the first quarter of 2016 resulting in an effective tax rate of 23%, compared to $40 million of net tax expense in the first quarter of 2015 resulting in an effective tax rate of 31%. The effective tax rate in the first quarter of 2016 was lower than the U.S. statutory tax rate of 35% primarily due to the recognition of excess tax benefits on share-based compensation in income tax expense as a result of the Company's adoption of ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The rate was also positively impacted by the release of unrecognized tax benefit reserves, offset by increases in state valuation allowances and other adjustments to certain deferred tax assets. The effective tax rate in the first quarter of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the U.S. domestic production tax deduction and rate differential for foreign affiliates.

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Service cost	$—	$—	$2	$3	$—	$—
Interest cost	46	49	14	16	1	2
Expected return on plan assets	(55)	(54)	(24)	(26)	(2)	(2)
Amortization of:
Unrecognized net loss	9	12	3	4	1	3
Unrecognized prior service benefit	—	—	—	(2)	(5)	(15)
Net periodic cost (benefit)	$—	$7	$(5)	$(5)	$(5)	$(12)
Effective January 1, 2016, the Company changed the method used to estimate the interest and service cost components of net periodic cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of net periodic cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. This change does not affect the measurement of total benefit obligations as the change in interest and service cost is completely offset in the actuarial loss reported in the period. The Company has concluded that this change is a change in estimate and, therefore, has accounted for it prospectively beginning January 1, 2016. Based on the change in estimate, the Company experienced no reduction in service costs and a $7 million reduction in interest costs for the three months ended April 2, 2016 compared to the prior approach. The overall reduction in the quarterly interest cost is comprised of $5 million related to the U.S. Pension Benefit Plans, $1 million related to the Postretirement Health Care Benefit Plans, and $1 million related to the Non U.S. Pension Benefits Plan.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Share-based compensation expense included in:
Costs of sales	$2	$3
Selling, general and administrative expenses	12	13
Research and development expenditures	3	5
Share-based compensation expense included in Operating earnings	17	21
Tax benefit	5	7
Share-based compensation expense, net of tax	$12	$14
Decrease in basic earnings per share	$(0.07)	$(0.07)
Decrease in diluted earnings per share	$(0.07)	$(0.06)
Share-based compensation expense in discontinued operations	$—	$—
During the three months ended April 2, 2016, the Company granted 0.6 million RSUs and market stock units ("MSUs") and 0.6 million stock options and performance options ("POs"). The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and MSUs was $36 million and stock options and POs was $10 million, respectively, which will generally be recognized over the vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 2, 2016 and December 31, 2015 were as follows:

April 2, 2016	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$3	$3
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$52	$52
Corporate bonds	—	7	7
Common stock	2	—	2
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Interest rate swap	—	1	1

December 31, 2015	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	444	444
Corporate bonds	—	7	7
Common stock	6	—	6
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest rate swap	—	1	1
The Company had no Level 3 holdings as of April 2, 2016 or December 31, 2015.
At both April 2, 2016 and December 31, 2015, the Company had $1.3 billion of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 2, 2016 and December 31, 2015 was $5.0 billion and $4.1 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.	Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	April 2, 2016	December 31, 2015
Long-term receivables	$42	$60
Less current portion	(13)	(13)
Gross non-current long-term receivables	$29	$47
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $91 million at April 2, 2016, compared to $112 million at December 31, 2015.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Accounts receivable sales proceeds	$2	$6
Long-term receivables sales proceeds	42	65
Total proceeds from receivable sales	$44	$71
At both April 2, 2016 and December 31, 2015, the Company had retained servicing obligations for $668 million of long-term receivables. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at April 2, 2016 and December 31, 2015 is as follows:

April 2, 2016	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$4	$—	$—	$—
Commercial loans and leases secured	38	4	—	1
Total gross long-term receivables, including current portion	$42	$4	$—	$1

December 31, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$35	$—	$—	$—
Commercial loans and leases secured	25	1	1	1
Total gross long-term receivables, including current portion	$60	$1	$1	$1

11.	Commitments and Contingencies
Legal Matters
The Company is a defendant in various lawsuits, claims, and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial position, liquidity, or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at April 2, 2016.
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
The following table summarizes Net sales by segment:

	Three Months Ended
	April 2, 2016	April 4, 2015
Products	$702	$758
Services	491	465
	$1,193	$1,223
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	April 2, 2016	April 4, 2015
Products	$51	$64
Services	49	55
Operating earnings	100	119
Total other income (expense)	(78)	9
Earnings from continuing operations before income taxes	$22	$128

13.	Reorganization of Business
2016 Charges
During the three months ended April 2, 2016, the Company recorded net reorganization of business charges of $23 million including $7 million of charges in Other charges and $16 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $23 million were charges of: (i) $24 million for employee separation costs and (ii) $3 million for the impairment of the corporate aircraft, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

April 2, 2016	Three Months Ended
Products	$21
Services	2
$23
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2016 to April 2, 2016:

	January 1, 2016	Additional Charges	Adjustments	Amount Used	April 2, 2016
Exit costs	$9	$—	$—	$(2)	$7
Employee separation costs	51	24	(4)	(21)	50
	$60	$24	$(4)	$(23)	$57
Exit Costs
At January 1, 2016, the Company had $9 million of accruals for exit costs. During the three months ended April 2, 2016, there were no additional charges and $2 million of cash payments related to the exit of leased facilities. The remaining accrual of $7 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 2, 2016, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.

Employee Separation Costs
At January 1, 2016, the Company had an accrual of $51 million for employee separation costs. The 2016 additional charges of $24 million represent severance costs for approximately 250 employees. The adjustment of $4 million reflects reversals for accruals no longer needed. The $21 million used reflects cash payments to severed employees. The remaining accrual of $50 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 2, 2016, is expected to be paid, primarily within one year, to approximately 400 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2015 Charges
During the three months ended April 4, 2015, the Company recorded net reorganization of business charges of $14 million, including $12 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $14 million were charges of $10 million related to employee separation costs and $4 million related to exit costs.
The following table displays the net charges incurred by segment:

April 4, 2015	Three Months Ended
Products	$10
Services	4
$14

14.	Intangible Assets and Goodwill
Acquisitions
During the year ended December 31, 2015 the Company completed the acquisitions of two providers of public safety software-based solutions for an aggregate purchase price of $50 million, recognizing an additional $31 million of goodwill, $22 million of identifiable intangible assets, and $3 million of acquired liabilities related to these acquisitions. The $22 million of identifiable intangible assets were classified as: (i) $11 million of completed technology, (ii) $8 million of customer-related, and (iii) $3 million of other intangibles. These intangible assets will be amortized over periods ranging from five to ten years. The results of operations for these acquisitions have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date. The pro forma effects of these acquisitions are not significant individually or in the aggregate.
On February 19, 2016, the Company completed the acquisition of GDCL, a holding company of Airwave, the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which the Company invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. The Company will make a deferred cash payment of £64 million on November 15, 2018.
The acquisition of GDCL enables the Company to geographically diversify its global Managed & Support services offerings within its Services segment, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers. During the three months ended April 2, 2016, the Company recorded $61 million within Net sales and $3 million within Net earnings from the operations of Airwave.
The acquisition of GDCL has been accounted for at fair value as of the acquisition date, based on the fair value of the total consideration transferred which has been attributed to all identifiable assets acquired and liabilities assumed and measured at fair value. The valuation of assets acquired and liabilities assumed in the acquisition has not yet been finalized as of April 2, 2016. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The final allocation could differ materially from the preliminary allocation. The final allocation may include: (i) changes in fair values of property, plant and equipment, (ii) changes in allocations to intangible assets such as trade names, customer relationships, and goodwill, and (iii) other changes to assets and liabilities.

The total consideration for the acquisition of GDCL was approximately $1.1 billion, consisting of cash payments of $1.0 billion, net of cash acquired, and deferred consideration valued at fair value based on its net present value on the date of the acquisition of $82 million. The net present value has been calculated using a discount rate of 4.2%, which is reflective of the credit standing of the combined entity. The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the February 19, 2016 acquisition date:

Cash	$86
Accounts receivable, net	55
Other current assets	36
Property, plant and equipment, net	481
Deferred income taxes	79
Intangible assets	631
Accounts payable	(18)
Accrued liabilities	(184)
Other liabilities	(254)
Goodwill	170
Total consideration	$1,082
Net present value of deferred consideration payment to former owners	(82)
Net cash consideration at purchase	$1,000
Acquired intangible assets consist of $602 million of customer relationships and $29 million of trade names. All intangibles have a useful life of 7 years, over which amortization expense will be recognized on a straight line basis.
The fair values of trade names and customer relationships were estimated using the income approach. Customer relationships were valued under the excess earnings method which assumes that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible asset. Trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
 Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of the Company and GDCL for the three months ended April 2, 2016 and April 4, 2015 as if the acquisition of GDCL had occurred on January 1, 2016 and January 1, 2015, respectively, (in millions, except per share amounts):

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues	$1,264	$1,364
Earnings from continuing operations	41	100
Basic earnings per share	0.24	0.46
Diluted earnings per share	0.23	0.46
The pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of its consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, interest expense, and transaction costs expensed during the period.

Intangible Assets
Amortized intangible assets were comprised of the following:

	April 2, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$60	$33	$60	$32
Patents	8	5	8	5
Customer-related	629	21	23	10
Other intangibles	46	15	20	15
	$743	$74	$111	$62
Amortization expense on intangible assets was $13 million for the three months ended April 2, 2016 and $2 million for the three months ended April 4, 2015. The increase in amortization expense is due to the acquisition of GDCL. As of April 2, 2016, annual amortization expense is estimated to be $87 million in 2016, $98 million in 2017 and 2018, $97 million in 2019, and $94 million in 2020 and 2021.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	April 2, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$86	$59	$89	$60
Services	657	15	22	2
	$743	$74	$111	$62
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2016 to April 2, 2016:

	Products	Services	Total
Balance as of January 1, 2016
Aggregate goodwill	$270	$150	$420
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$150	$420
Goodwill acquired	—	170	170
Balance as of April 2, 2016
Aggregate goodwill	$270	$320	$590
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$320	$590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended April 2, 2016 and April 4, 2015, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Executive Overview
Recent Developments
On February 19, 2016, we completed the acquisition of Guardian Digital Communications Limited ("GDCL"), a holding company of Airwave Solutions Limited ("Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which we invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. We will make a deferred cash payment of £64 million on November 15, 2018. We funded the investment with a $675 million term loan (the “Term Loan”) and approximately $400 million of international cash on hand. The acquisition of GDCL enables us to geographically diversify our global Managed & Support services offerings within our Services segment, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers.
Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 13,000 employees worldwide, based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the first quarter of 2016, the segment’s net sales were $702 million, representing 59% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the first quarter of 2016, the segment’s net sales were $491 million, representing 41% of our consolidated net sales.
Trends Affecting Our Business
Impact of Macroeconomic Conditions: The stronger U.S. dollar has had a negative impact on sales denominated in currencies other than the U.S. dollar. In addition, weakening economic conditions and a significant drop in global commodity prices have negatively impacted sales in Latin America and Eastern Europe. The strengthening dollar has reduced the purchasing power of our customers, and the lower price of commodities has negatively impacted government budgets and funds available for the purchase of our products in these regions.
The impact of foreign exchange rate fluctuations on net earnings is partially mitigated by the following: (i) the majority of our revenues are derived from contracts within North America denominated in U.S. dollars, (ii) the cost of sales for the delivery of our Services offerings are predominately labor costs incurred within the same geographic region as the associated sales, resulting in minimal impact of foreign exchange rates on gross margin within the Services segment, and (iii) a significant portion of our operating expenses are denominated in foreign currencies as a result of our offshore research and development ("R&D") and selling, general, and administrative ("SG&A") footprint.
Cost Savings Initiatives: We are committed to employing disciplined financial policies and driving continuous efficiencies and improvements in our cost structure. We expect to reduce SG&A and R&D expenses during 2016 by approximately $120 million in comparison to 2015.

Growth of Our Services Portfolio: Our Services segment is expected to grow at a higher rate than our Products segment. Overall, the Services segment has a lower gross margin percentage than the Products segment, but we expect consolidated operating margins to continue to expand.
iDEN: We have experienced a downward trend in iDEN product and services sales over recent years due to decreased demand as a result of the dated nature of the technology. We expect the downward trend to continue as service contracts expire and new technology replaces iDEN equipment in the marketplace. This trend primarily relates to our Services segment as the majority of iDEN sales are hardware and software maintenance services. The expected decline in iDEN sales will impact both revenues and gross margins within the Services segment as iDEN services’ gross margins are generally higher than the remainder of our services portfolio.
Change in Presentation
During the first quarter of 2016, we restructured our regions operationally combining the Europe and Africa and Middle East regions into one region which is now reflected as Europe, Middle East, and Africa ("EMEA"). Accordingly, we now report net sales in the following four geographic regions: North America, Latin America, EMEA, and Asia Pacific ("AP"). We have updated all periods presented to reflect this change in presentation.
Geographic market sales measured by the locale of the end customer as a percent of total net sales are as follows:

	Three Months Ended		Year Ended December 31
	April 2, 2016	April 4, 2015	2015	2014	2013
North America	66%	63%	65%	61%	63%
Latin America	5%	8%	6%	9%	8%
EMEA	19%	18%	17%	19%	17%
AP	10%	11%	12%	11%	12%
	100%	100%	100%	100%	100%
First Quarter Summary

•
Net sales were $1.2 billion in the first quarter of 2016, a $30 million, or 2% decrease from the first quarter of 2015. Net sales in the first quarter of 2016 included the unfavorable impact of foreign currency fluctuations primarily within EMEA, AP, and Latin America, partially offset by growth in North America.

•
We generated operating earnings of $100 million, or 8% of net sales, in the first quarter of 2016, compared to $119 million, or 10% of net sales, in the first quarter of 2015. Profitability declined primarily as a result of: (i) lower gross margin in the Products segment and (ii) higher costs within Other charges associated with the acquisition of GDCL, including $13 million of transaction fees and increased intangible amortization expense.

•
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $17 million, or $0.10 per diluted common share, in the first quarter of 2016, compared to $87 million, or $0.40 per diluted common share, in the first quarter of 2015.

•
We generated net cash from operating activities of $13 million during the first quarter of 2016, compared to $156 million in the first quarter of 2015. Operating cash flows decreased primarily as a result of decreased earnings from continuing operations, higher working capital needs, higher incentive compensation, and increased payments of interest and income taxes.

•	We returned $135 million in capital to shareholders through dividends and share repurchases during the first quarter of 2016.
A summary of our segment results is as follows:

•
Products: Net sales were $702 million in the first quarter of 2016, a decrease of $56 million, or 7% compared to net sales of $758 million during the first quarter of 2015. On a geographic basis, net sales decreased in EMEA, Latin America, and AP, and increased in North America, compared to the year-ago quarter.

•
Services: Net sales were $491 million in the first quarter of 2016, an increase of $26 million, or 6% compared to net sales of $465 million in the first quarter of 2015. On a geographic basis, net sales increased in EMEA, North America, and AP and decreased in Latin America, compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 2, 2016	% of Sales**	April 4, 2015	% of Sales**
Net sales from products	$702		$758
Net sales from services	491		465
Net sales	1,193		1,223
Costs of product sales	366	52.1%	359	47.4%
Costs of services sales	325	66.2%	316	68.0%
Costs of sales	691		675
Gross margin	502	42.1%	548	44.8%
Selling, general and administrative expenses	234	19.6%	256	20.9%
Research and development expenditures	135	11.3%	159	13.0%
Other charges	33	2.8%	14	1.1%
Operating earnings	100	8.4%	119	9.7%
Other income (expense):
Interest expense, net	(49)	(4.1)%	(40)	(3.3)%
Gain (loss) on sales of investments and businesses, net	(21)	(1.8)%	46	3.8%
Other	(8)	(0.7)%	3	0.2%
Total other income (expense)	(78)	(6.5)%	9	0.7%
Earnings from continuing operations before income taxes	22	1.8%	128	10.5%
Income tax expense	5	0.4%	40	3.3%
Earnings from continuing operations	17	1.4%	88	7.2%
Less: Earnings attributable to noncontrolling interests	—	—%	1	0.1%
Earnings from continuing operations*	17	1.4%	87	7.1%
Loss from discontinued operations, net of tax	—	—%	(13)	(1.1)%
Net earnings*	$17	1.4%	$74	6.1%
Earnings (loss) per diluted common share*:
Continuing operations	$0.10		$0.40
Discontinued operations	—		(0.06)
Earnings per diluted common share*	$0.10		$0.34
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended April 2, 2016 compared to three months ended April 4, 2015
Net Sales
Net sales were $1.2 billion in the first quarter of 2016, a $30 million, or 2% decrease from the first quarter of 2015. The decline in net sales is reflective of decreases in Latin America and AP, partially offset by growth in North America and EMEA. The decrease in Latin America was primarily the result of lower Products and Services sales due to macroeconomic pressures. The decrease in AP was due to lower Products sales, partially offset by growth in the Services segment. North America grew on Products and Services sales while EMEA grew on Services sales primarily due to the acquisition of GDCL, partially offset by lower Products sales.
Gross Margin
Gross margin was $502 million, or 42.1% of net sales, in the first quarter of 2016, compared to $548 million, or 44.8% of net sales, in the first quarter of 2015. The decrease in gross margin percentage was driven by the Products segment while the gross margin percentage of the Services segment increased. The decrease in gross margin percentage in the Products segment was primarily driven by: (i) a decrease in volume, (ii) the unfavorable impact of foreign currency fluctuations, and (iii) lower devices sales outside of North America. The Services segment gross margin percentage improved with the completion of the Norway system integration and expansion of our Managed & Support services portfolio, primarily due to the acquisition of GDCL.
Selling, General and Administrative Expenses
SG&A expenses decreased $22 million to $234 million, or 19.6% of net sales, in the first quarter of 2016, compared to $256 million, or 20.9% of net sales, in the first quarter of 2015. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and (ii) the favorable impact of foreign exchange rates.
Research and Development Expenses
R&D expenditures decreased $24 million to $135 million, or 11.3% of net sales, in the first quarter of 2016, compared to $159 million, or 13.0% of net sales, in the first quarter of 2015. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and the movement of employees to lower cost work sites, and (ii) the favorable impact of foreign exchange rates.
Other Charges
We recorded net charges of $33 million in Other charges in the first quarter of 2016, compared to net charges of $14 million in the first quarter of 2015. The net charges in the first quarter of 2016 included: (i) $13 million of transaction fees on the acquisition of GDCL, (ii) $13 million of charges relating to the amortization of intangibles, and (iii) $7 million of net reorganization of business charges, including a $3 million impairment of the corporate aircraft. The net Other charges in the first quarter of 2015 of $14 million included: (i) $12 million of net reorganization of business charges and (ii) $2 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.
Net Interest Expense
Net interest expense was $49 million in the first quarter of 2016 and $40 million in the first quarter of 2015. The increase in net interest expense in the first quarter of 2016 as compared to the first quarter of 2015 was a result of higher outstanding debt balances.
Gains (losses) on Sales of Investments and Businesses, net
Net losses on sales of investments and businesses were $21 million in the first quarter of 2016 compared to net gains on sales of investments and businesses of $46 million in the first quarter of 2015. The net losses in the first quarter of 2016 consisted of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities, (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $5 million of gains on the sales of equity investments. The net gain in the first quarter of 2015 consisted of a gain on the sale of an equity investment.
Other
Net Other expense was $8 million in the first quarter of 2016, compared to net Other income of $3 million in the first quarter of 2015. The net Other expense in the first quarter of 2016 was comprised of: (i) a $12 million loss on derivative instruments and (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of GDCL, partially offset by: (i) a $13 million foreign currency gain and (ii) a $1 million gain on equity method investments. The net Other income in the first quarter of 2015 was comprised of: (i) an $18 million foreign currency gain and (ii) $2 million of other non-operating gains, partially offset by a $17 million loss on derivative instruments.

Effective Tax Rate
We recorded $5 million of net tax expense in the first quarter of 2016, resulting in an effective tax rate of 23%, compared to $40 million of net tax expense, resulting in an effective tax rate of 31% in the first quarter of 2015. Our effective tax rate in 2016 was lower than the U.S. statutory tax rate of 35% primarily due to the recognition of excess tax benefits on share-based compensation in income tax expense as a result of the Company's adoption of ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The rate was also positively impacted by the release of unrecognized tax benefit reserves, offset by increases in state valuation allowances and other adjustments to certain deferred tax assets. Our effective tax rate in the first quarter of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the U.S. domestic production tax deduction and rate differential for foreign affiliates.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $17 million, or $0.10 per diluted share, in the first quarter of 2016, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $87 million, or $0.40 per diluted share, in the first quarter of 2015.
The decrease in earnings from continuing operations in the first quarter of 2016, as compared to the first quarter of 2015, was primarily driven by: (i) a decrease in Gains on sales of investments and businesses of $67 million, (ii) an overall decline in Gross margin of $46 million, and (iii) a $19 million increase in Other charges, partially offset by: (i) a $24 million decrease in R&D expenses and (ii) a $22 million decrease in SG&A spend. The decrease in earnings from continuing operations per diluted share was driven by a decrease in earnings from continuing operations offset by lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.
Loss from Discontinued Operations
In the first quarter of 2016, we reported no earnings from discontinued operations in the first quarter of 2016, compared to a loss from discontinued operations of $13 million, or $0.06 per diluted share, in the first quarter of 2015.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 2, 2016 and April 4, 2015, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the first quarter of 2016, the segment’s net sales represented 59% of our consolidated net sales, compared to 62% of our consolidated net sales for the first quarter of 2015.

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Segment net sales	$702	$758	(7)%
Operating earnings	51	64	(20)%
Three months ended April 2, 2016 compared to three months ended April 4, 2015
The segment’s net sales decreased $56 million, or 7%, to $702 million in the first quarter of 2016, as compared to the first quarter of 2015. The decrease in the segment's net sales was primarily driven by: (i) unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP, (ii) lower volumes, including decreased devices sales outside of North America and (iii) decreases in both devices and systems sales in Latin America primarily due to macroeconomic conditions, partially offset by growth of devices sales in North America. On a geographic basis, net sales decreased in EMEA, Latin America, and AP and increased in North America for the first quarter of 2016, compared to the first quarter of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 70% of the segment’s net sales in the first quarter of 2016, up from 64% of the segment's net sales in the first quarter of 2015.
The segment had operating earnings of $51 million in the first quarter of 2016, compared to $64 million in the first quarter of 2015. The decrease in operating earnings in the first quarter of 2016 compared to the first quarter of 2015, was primarily driven by: (i) lower gross margin as a result of lower devices sales, partially offset by: (i) lower R&D expenditures driven by cost savings initiatives and the favorable impact of foreign exchange rates and (ii) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, and the favorable impact of foreign exchange rates.

Services Segment
For the first quarter of 2016, the segment’s net sales represented 41% of our consolidated net sales, compared to 38% of our consolidated net sales for the first quarter of 2015.

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Segment net sales	$491	$465	6%
Operating earnings	49	55	(11)%
Three months ended April 2, 2016 compared to three months ended April 4, 2015
The segment’s net sales increased $26 million, or 6%, to $491 million in the first quarter of 2016, as compared to net sales of $465 million in the first quarter of 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both the organic business as well as the Airwave acquisition. The acquisition of Airwave provided $61 million of net sales within EMEA during the quarter, while the organic Managed & Support services business grew in North America and AP. This sales growth was partially offset by: (i) a decrease in global Integration services sales, with significant decrease in EMEA related to the winding down of a large system implementation, (ii) declining iDEN services sales in Latin America, and (iii) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales for the first quarter of 2016 increased in EMEA, North America, and AP and decreased in Latin America, compared to the first quarter of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 59% of the segment’s net sales in the first quarter of 2016, compared to 61% of the segment’s net sales in the first quarter of 2015.
The segment had operating earnings of $49 million in the first quarter of 2016, compared to operating earnings of $55 million in the first quarter of 2015. The decrease in operating earnings in the first quarter of 2016 as compared to the first quarter of 2015 was driven by an increase in Other charges, including: (i) $13 million of acquisition related transaction fees and (ii) $12 million of intangible amortization expense associated with recent acquisitions.

Reorganization of Business
During the first quarter of 2016, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first quarter of 2016, we recorded net reorganization of business charges of $23 million including charges of $7 million recorded in Other charges and $16 million in Cost of sales in our condensed consolidated statements of operations. Included in the $23 million were charges of: (i) $24 million for employee separation costs and (ii) $3 million for the impairment of the corporate aircraft, partially offset by $4 million of reversals for accruals no longer needed.
During the first quarter of 2015, we recorded net reorganization of business charges of $14 million including charges of $12 million recorded in Other charges and $2 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $14 million are charges of $10 million for employee separation costs and $4 million of exit costs.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	April 2, 2016	April 4, 2015
Products	$21	$10
Services	2	4
	$23	$14
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $23 million in the first quarter of 2016 and $28 million in the first quarter of 2015. The reorganization of business accruals at April 2, 2016 were $57 million, of which $50 million relate to employee separation costs that are expected to be paid within one year and $7 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $40 million from $2.0 billion as of December 31, 2015 to $1.9 billion as of April 2, 2016. The decrease is primarily due to $1.0 billion paid in the acquisition of GDCL, as well as $135 million of capital returned to shareholders through share repurchases and dividends paid, offset by $673 million of net proceeds raised by the issuance of the Term Loan (net of $2 million of issuance costs paid), $382 million of proceeds received from the sale of United Kingdom treasury securities used to partially fund the acquisition of GDCL, and $13 million of cash generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At April 2, 2016, $1.4 billion of the $1.9 billion cash and cash equivalents balance was held in the U.S. and approximately $551 million was held by the Company or its subsidiaries in other countries, with approximately $187 million held in the United Kingdom. At both April 2, 2016 and December 31, 2015, restricted cash was $63 million.
Undistributed earnings that we intend to reinvest indefinitely, and for which no income taxes have been provided, aggregate to $1.4 billion at April 2, 2016. We currently have no plans to repatriate these permanently reinvested foreign earnings. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Operating Activities
Net cash provided by operating activities in the first quarter of 2016 was $13 million, as compared to $156 million in the first quarter of 2015. Operating cash flows in the first quarter of 2016, as compared to the first quarter of 2015, were negatively impacted by: (i) a decease in earnings from continuing operations, (ii) higher working capital needs, (iii) higher incentive compensation, and (iv) increased payments of interest and income taxes.
Investing Activities
Net cash used by investing activities was $623 million in the first quarter of 2016, compared to $18 million in the first quarter of 2015. The $623 million cash used in the first quarter of 2016 included $1.1 billion cash used for acquisitions and investments, including $1.0 billion paid for the acquisition of GDCL, and $51 million in capital expenditures, partially offset by $481 million of proceeds from sales of investments and businesses. The cash usage of $18 million in the first quarter of 2015 consisted primarily of $74 million cash used for acquisitions and investments and $33 million in capital expenditures, partially offset by $88 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $1.1 billion during the first quarter of 2016 compared to $74 million in the first quarter of 2015. We paid cash of $1.0 billion during the first quarter of 2016 related to the acquisition of GDCL. The remainder of the cash was used for several debt and equity investments. The cash used during the first quarter of 2015 consisted of $49 million related to the acquisition of two public safety software solution providers and several debt and equity investments.
Sales of Investments and Businesses: We had $481 million of proceeds related to the sales of investments and businesses in the first quarter of 2016 compared to $88 million in the first quarter of 2015. The proceeds in the first quarter of 2016 primarily consisted of: (i) $382 million from the sale of United Kingdom treasury securities used to finance the acquisition of GDCL, (ii) $53 million from the sales of various securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations. The proceeds in the first quarter of 2015 were comprised of: (i) $49 million reimbursement from Zebra Technologies for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale; (ii) $47 million from the sale of an equity investment, and (iii) $16 million net cash received from Zebra Technologies for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest.
Capital Expenditures: Capital expenditures increased in the first quarter of 2016 to $51 million, compared to $33 million in the first quarter of 2015. The increase in capital expenditures was primarily related to information technology spend.

Financing Activities
Net cash provided by financing activities was $577 million in the first quarter of 2016, compared to net cash used for financing activities of $687 million in the first quarter of 2015. Cash provided by financing activities in the first quarter of 2016 was primarily comprised of: (i) $673 million of net proceeds from the issuance of the Term Loan and (ii) $40 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by: (i) $71 million of cash used for the payment of dividends and (ii) $64 million used for purchases of our common stock under our share repurchase program. Net cash used for financing activities in the first quarter of 2015 was primarily comprised of: (i) $653 million used for purchases of our common stock under our share repurchase program and (ii) $75 million of cash used for the payment of dividends, partially offset by $41 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $5.0 billion and $4.3 billion, including the current portions of $4 million, at April 2, 2016 and December 31, 2015, respectively.
In connection with the completion of the acquisition of GDCL, we entered into a new term loan credit agreement (the “Term Loan Agreement”), under which we borrowed a Term Loan with an initial principal amount of $675 million. We received net proceeds of $673 million, net of $2 million of issuance costs. Interest on the Term Loan is variable and indexed to LIBOR. No additional borrowings are permitted under the Term Loan Agreement and amounts borrowed and repaid or prepaid may not be re-borrowed. Our borrowing capacity under the 2014 Motorola Solutions Credit Agreement may be partially limited during the second quarter of 2016 due to the additional indebtedness incurred in connection with the Term Loan. However, we believe we will continue to have sufficient liquidity to operate our business.
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
Share Repurchase Program: During the three months ended April 2, 2016, the Company paid an aggregate of $64 million, including transaction costs, to repurchase approximately 0.9 million shares at an average price of $71.41 per share. As of April 2, 2016, the Company had used approximately $11.0 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.0 billion of authority available for future repurchases.
Payment of Dividends: During the first quarter of 2016, we paid $71 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $72 million in cash dividends to holders of our common stock.
Credit Facilities
As of April 2, 2016, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of April 2, 2016. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first quarter of 2016.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $91 million at April 2, 2016, compared to $112 million at December 31, 2015.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $29 million at April 2, 2016, compared to $47 million at December 31, 2015.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Accounts receivable sales proceeds	$2	$6
Long-term receivables sales proceeds	42	65
Total proceeds from sales of accounts receivable	$44	$71
At both April 2, 2016 and December 31, 2015, we had retained servicing obligations for $668 million of long-term receivables. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at April 2, 2016.
Legal Matters: We are a defendant in various lawsuits, claims, and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, liquidity, or results of operations. However, an unfavorable resolution could have a material adverse effect on our consolidated financial position, liquidity, or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the our annual reporting period begins after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “"Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2014-09 allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for us January 1, 2019 and interim periods within that reporting period. The ASU requires a modified retrospective method upon adoption. We are in the process of assessing the impact of this ASU on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-07, "Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for us January 1, 2017 and interim periods within that reporting period. The adoption of ASU 2016-07 is not expected to have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of April 2, 2016, we had outstanding foreign exchange contracts with notional amounts totaling $708 million, compared to $494 million outstanding as of December 31, 2015. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2016, and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2016	December 31, 2015
Euro	$233	$99
British Pound	150	62
Chinese Renminbi	(95)	(114)
Australian Dollar	(51)	(60)
Brazilian Real	(49)	(44)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the impact of the GDCL acquisition on our business, (b) trends affecting our business, including: (i) the impact of macroeconomic conditions, (ii) the impact of foreign exchange rate fluctuations, (iii) the impact of cost savings initiatives on operating expenses, (iv) the growth of our Services segment and the resulting impact on consolidated gross margin, and (v) the decline of iDEN product and services sales and the related impact on revenue and gross margins within the Services segment, (c) our business strategies and expected results, (d) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (e) our ability and cost to repatriate funds, (f) our ability to settle the principal amount of the Senior Convertible Notes in cash, (g) our future contributions to our pension plans, (h) our ability and cost to access the capital markets at our current ratings, (i) our ability to borrow and the amount available under our credit facilities, (j) our plans with respect to the level of outstanding debt, (k) the return of capital to shareholders through dividends and/or repurchasing shares, (l) the adequacy of our cash balances to meet current operating requirements, (m) potential contractual damages claims, and (n) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document and in Part I, “Item 1A: Risk Factors” on pages 9 through 22 of our 2015 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We previously were in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our businesses. With the sale of the Enterprise business which included the transfer of our existing ERP system to Zebra, we have entered into transition service agreements which require us to operate in a shared information technology environment with Zebra until 2017. We are completing the design phase for the initial release of our future ERP system and have begun system integration testing. There will be two phases of our move to the new ERP. Phase one will allow us to cease using the Zebra transition services agreement and includes the replacement of regional systems supporting our product based business and the current indirect procurement system. Phase two will address the consolidation of our projects based business. Both phases are scheduled to go-live in 2017.

Part II—Other Information
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits, claims, and actions, which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial position, liquidity, or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's condensed consolidated financial position, liquidity, or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed below and in Part I, “Item 1A: Risk Factors” on pages 9 through 22 of the Company’s 2015 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 2, 2016.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/29/15 to 1/26/16	—	$—	—	$1,033,625,234
1/27/16 to 2/23/16	—	$—	—	$1,033,625,234
2/24/16 to 3/29/16	899,339	$71.41	899,339	$969,403,764
Total	899,339	$71.41	899,339

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, and November 3, 2014, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $12.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 2, 2016, the Company had used approximately $11.0 billion, including transaction costs, to repurchase shares.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2016-2018 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015.
10.2
Term Loan Credit Agreement, dated February 18, 2016, by and among Motorola Solutions, Inc., Lloyds Bank PLC, as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on February 22, 2016 (File No. 1-7221)).

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

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2016 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 5, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	2016-2018 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015.
10.2
Term Loan Credit Agreement, dated February 18, 2016, by and among Motorola Solutions, Inc., Lloyds Bank PLC, as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on February 22, 2016 (File No. 1-7221)).

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