Form 10-Q
period 2016-07-02
Motorola Solutions, Inc.
filed 2016-08-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 2, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 2, 2016:

Class	Number of Shares
Common Stock; $.01 Par Value	166,725,634

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales from products	$801	$867	$1,503	$1,626
Net sales from services	629	501	1,120	965
Net sales	1,430	1,368	2,623	2,591
Costs of products sales	361	385	726	745
Costs of services sales	393	335	718	650
Costs of sales	754	720	1,444	1,395
Gross margin	676	648	1,179	1,196
Selling, general and administrative expenses	240	254	475	510
Research and development expenditures	138	156	274	315
Other charges (income)	74	(16)	107	(2)
Operating earnings	224	254	323	373
Other income (expense):
Interest expense, net	(54)	(39)	(103)	(79)
Gains (losses) on sales of investments and businesses, net	1	4	(20)	50
Other	(4)	(4)	(11)	(1)
Total other expense	(57)	(39)	(134)	(30)
Earnings from continuing operations before income taxes	167	215	189	343
Income tax expense	59	64	64	104
Earnings from continuing operations	108	151	125	239
Loss from discontinued operations, net of tax	—	(8)	—	(21)
Net earnings	108	143	125	218
Less: Earnings attributable to noncontrolling interests	1	1	1	1
Net earnings attributable to Motorola Solutions, Inc.	$107	$142	$124	$217
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$107	$150	$124	$238
Loss from discontinued operations, net of tax	—	(8)	—	(21)
Net earnings attributable to Motorola Solutions, Inc.	$107	$142	$124	$217
Earnings (loss) per common share:
Basic:
Continuing operations	$0.62	$0.72	$0.72	$1.12
Discontinued operations	—	(0.04)	—	(0.09)
	$0.62	$0.68	$0.72	$1.03
Diluted:
Continuing operations	$0.61	$0.72	$0.71	$1.11
Discontinued operations	—	(0.04)	—	(0.10)
	$0.61	$0.68	$0.71	$1.01
Weighted average common shares outstanding:
Basic	171.9	208.0	173.0	211.7
Diluted	174.8	209.5	175.7	213.8
Dividends declared per share	$0.41	0.34	$0.82	0.68
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net earnings	$108	$143
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(98)	7
Marketable securities	(1)	4
Defined benefit plans	56	(83)
Total other comprehensive loss, net of tax	(43)	(72)
Comprehensive income	65	71
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$64	$70

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Net earnings	$125	$218
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(85)	(19)
Marketable securities	3	(29)
Defined benefit plans	60	(82)
Total other comprehensive loss, net of tax	(22)	(130)
Comprehensive income	103	88
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$102	$87
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	July 2, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,545	$1,980
Accounts receivable, net	1,083	1,362
Inventories, net	284	296
Other current assets	635	954
Current assets held for disposition	—	27
Total current assets	3,547	4,619
Property, plant and equipment, net	778	487
Investments	223	231
Deferred income taxes	2,261	2,278
Goodwill	597	420
Other assets	1,061	271
Non-current assets held for disposition	—	40
Total assets	$8,467	$8,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$5	$4
Accounts payable	409	518
Accrued liabilities	1,631	1,671
Total current liabilities	2,045	2,193
Long-term debt	5,028	4,345
Other liabilities	2,072	1,904
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/2/16—167.0; 12/31/15—174.5
Outstanding shares: 7/2/16—166.7; 12/31/15—174.3
Additional paid-in capital	117	42
Retained earnings	1,080	1,716
Accumulated other comprehensive loss	(1,888)	(1,866)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(689)	(106)
Noncontrolling interests	11	10
Total stockholders’ equity (deficit)	(678)	(96)
Total liabilities and stockholders’ equity	$8,467	$8,346
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2015	174.5	$44	$(1,866)	$1,716	$10
Net earnings				124	1
Other comprehensive loss			(22)
Issuance of common stock and stock options exercised	1.5	40
Share repurchase program	(9.0)			(619)
Share-based compensation expense		35
Dividends declared				(141)
Balance as of July 2, 2016	167.0	$119	$(1,888)	$1,080	$11
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	July 2, 2016	July 4, 2015
Operating
Net earnings attributable to Motorola Solutions, Inc.	$124	$217
Earnings attributable to noncontrolling interests	1	1
Net earnings	125	218
Loss from discontinued operations, net of tax	—	(21)
Earnings from continuing operations, net of tax	125	239
Adjustments to reconcile Earnings from continuing operations to Net cash provided by operating activities:
Depreciation and amortization	144	81
Non-cash other charges	35	5
Non-U.S. pension curtailment gain	—	(32)
Share-based compensation expense	35	40
Losses (gains) on sales of investments and businesses, net	20	(50)
Deferred income taxes	71	55
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	327	255
Inventories	(2)	(25)
Other current assets	(65)	28
Accounts payable and accrued liabilities	(362)	(248)
Other assets and liabilities	(24)	(42)
Net cash provided by operating activities	304	306
Investing
Acquisitions and investments, net	(1,120)	(93)
Proceeds from sales of investments and businesses, net	553	111
Capital expenditures	(143)	(81)
Proceeds from sales of property, plant and equipment	46	1
Net cash used for investing activities	(664)	(62)
Financing
Repayment of debt	(2)	(2)
Net proceeds from issuance of debt	673	—
Issuance of common stock	40	37
Purchase of common stock	(619)	(939)
Excess tax benefit from share-based compensation	—	1
Payment of dividends	(143)	(148)
Net cash used for financing activities	(51)	(1,051)
Effect of exchange rate changes on cash and cash equivalents	(24)	(35)
Net decrease in cash and cash equivalents	(435)	(842)
Cash and cash equivalents, beginning of period	1,980	3,954
Cash and cash equivalents, end of period	$1,545	$3,112
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$94	$81
Income and withholding taxes, net of refunds	54	71
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of July 2, 2016 and for the three and six months ended July 2, 2016 and July 4, 2015 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended July 2, 2016 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Developments
On February 19, 2016, the Company completed the acquisition of Guardian Digital Communications Limited ("GDCL"), a holding company of Airwave Solutions Limited ("Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which the Company invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. The Company will make a deferred cash payment of £64 million on November 15, 2018. The Company funded the investment with a $675 million term loan (the “Term Loan”) and approximately $400 million of international cash on hand. The acquisition has been reported within our Services segment, enabling the Company to geographically diversify its global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers. See discussion in Note 14.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April of 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments," which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for the Company January 1, 2020 and interim periods within that reporting period. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements.
The Company elected to adopt ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2016. ASU 2016-09, which was issued by the FASB in March 2016, simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The impact of the prospective adoption of the provisions related to the recognition of excess tax benefits in income tax expense was a $3 million income tax benefit during the six months ended July 2, 2016. Additionally, as a result of the adoption of this accounting standard, excess tax benefits on share-based compensation have been reported as a component of operating cash rather than within financing cash flows as previously presented, while the payment of withholding taxes on the settlement of share-based awards has been reported as a component of financing cash flows rather than within operating cash flows as previously presented. The change in presentation of withholding taxes within the condensed consolidated statements of cash flows has been adopted retrospectively, thereby increasing operating cash flows and reducing financing cash flows by $14 million for both the six months ended July 2, 2016 and July 4, 2015. The presentation of excess tax benefits on share-based compensation has been adjusted prospectively within the condensed consolidated statement of cash flows, increasing operating cash flow and decreasing financing cash flow by $3 million for the six months ended July 2, 2016.
The Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," effective January 1, 2016. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. We have retrospectively adopted ASU 2015-03 effective January 1, 2016. As a result, debt issuance costs which were previously capitalized in other assets in the condensed consolidated balance sheet have been presented as a reduction to long-term debt. As of July 2, 2016 and December 31, 2015, $35 million and $41 million, respectively, have been presented as a component of long-term debt.

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
During the three and six months ended July 2, 2016, the Company had no activity in the condensed consolidated statements of operations for discontinued operations. During the three and six months ended July 4, 2015, the Company recorded losses from discontinued operations of $8 million and $21 million, respectively.

3.	Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Other charges:
Intangibles amortization	$38	$3	$52	$4
Reorganization of business	19	13	25	26
Building impairment	17	—	17	—
Non-U.S. pension curtailment gain	—	(32)	—	(32)
Acquisition-related transaction fees	—	—	13	—
	$74	$(16)	$107	$(2)

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest income (expense), net:
Interest expense	$(59)	$(42)	$(111)	$(86)
Interest income	5	3	8	7
	$(54)	$(39)	$(103)	$(79)
Other:
Investment impairments	—	(3)	—	(3)
Foreign currency gain (loss)	14	(11)	$27	$7
Gain (loss) on derivative instruments	(18)	4	(30)	(12)
Gains on equity method investments	—	4	2	4
Realized foreign currency loss on acquisition	—	—	(10)	—
Other	—	2	—	3
	$(4)	$(4)	$(11)	$(1)
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Three Months Ended	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic earnings per common share:
Earnings	$107	$150	$107	$142
Weighted average common shares outstanding	171.9	208.0	171.9	208.0
Per share amount	$0.62	$0.72	$0.62	$0.68
Diluted earnings per common share:
Earnings	$107	$150	$107	$142
Weighted average common shares outstanding	171.9	208.0	171.9	208.0
Add effect of dilutive securities:
Share-based awards	2.4	1.5	2.4	1.5
Senior Convertible Notes	0.5	—	0.5	—
Diluted weighted average common shares outstanding	174.8	209.5	174.8	209.5
Per share amount	$0.61	$0.72	$0.61	$0.68

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Six Months Ended	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic earnings per common share:
Earnings	$124	$238	$124	$217
Weighted average common shares outstanding	173.0	211.7	173.0	211.7
Per share amount	$0.72	$1.12	$0.72	$1.03
Diluted earnings per common share:
Earnings	$124	$238	$124	$217
Weighted average common shares outstanding	173.0	211.7	173.0	211.7
Add effect of dilutive securities:
Share-based awards	2.4	2.1	2.4	2.1
Senior Convertible Notes	0.3	—	0.3	—
Diluted weighted average common shares outstanding	175.7	213.8	175.7	213.8
Per share amount	$0.71	$1.11	$0.71	$1.01
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended July 2, 2016, the assumed exercise of 2.3 million options and the assumed vesting of 0.6 million restricted stock units ("RSUs") were excluded because their inclusion would have been antidilutive. For the six months ended July 2, 2016, the assumed exercise of 3.2 million options and the assumed vesting of 0.6 million restricted stock units ("RSUs") were excluded because their inclusion would have been antidilutive.
For the three months ended July 4, 2015, the assumed exercise of 1.7 million stock options and the assumed vesting of 0.7 million RSUs were excluded because their inclusion would have been antidilutive. For the six months ended July 4, 2015, the assumed exercise of 3.9 million options and the assumed vesting of 1.2 million RSUs were excluded because their inclusion would have been antidilutive.
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
Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. In this case, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the three and six months ended July 2, 2016, the dilutive impact of the Senior Convertible Notes was 0.5 million shares and 0.3 million shares, respectively.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $1.5 billion at July 2, 2016 and $2.0 billion at December 31, 2015. Of these amounts, $64 million was restricted at July 2, 2016 and $63 million was restricted at December 31, 2015.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 2, 2016	December 31, 2015
Accounts receivable	$1,122	$1,390
Less allowance for doubtful accounts	(39)	(28)
	$1,083	$1,362

Inventories, Net
Inventories, net, consist of the following:

	July 2, 2016	December 31, 2015
Finished goods	$160	$151
Work-in-process and production materials	261	287
	421	438
Less inventory reserves	(137)	(142)
	$284	$296
Other Current Assets
Other current assets consist of the following:

	July 2, 2016	December 31, 2015
Available-for-sale securities	$47	$438
Costs and earnings in excess of billings	350	374
Tax-related refunds receivable	107	44
Other	131	98
	$635	$954
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	July 2, 2016	December 31, 2015
Land	$16	$17
Building	543	523
Machinery and equipment	1,897	1,585
	2,456	2,125
Less accumulated depreciation	(1,678)	(1,638)
	$778	$487
Depreciation expense for the three months ended July 2, 2016 and July 4, 2015 was $44 million and $38 million, respectively. Depreciation expense for the six months ended July 2, 2016 and July 4, 2015 was $92 million and $77 million, respectively.
On February 1, 2016, the Company completed the sale of its Penang, Malaysia manufacturing operations, including the land, building, equipment, and inventory, as well as the transfer of employees to a contract manufacturer. During the six months ended July 2, 2016, the Company incurred a loss of $7 million on the sale of its Penang, Malaysia facility and manufacturing operations, which is included within Gains (losses) on sales of investments and businesses, net.
The Company acquired property, plant and equipment, including network-related assets, with a fair value of $245 million in the acquisition of GDCL on February 19, 2016. The valuation of acquired property, plant and equipment has been finalized during the three months ended July 2, 2016. See discussion in Note 14.
During the three months ended July 2, 2016, the Company sold parcels of its Schaumburg, IL headquarters campus and entered into an agreement to sell the remaining buildings and parcels. A building impairment loss of $17 million has been recognized in Other charges during the three months ended July 2, 2016 related to the excess carrying value of the long-lived assets in relation to the selling price. All of the buildings on the Schaumburg campus are classified as assets held and used as of July 2, 2016.

Investments
Investments consist of the following:

July 2, 2016	Cost Basis	Unrealized Gains	Unrealized Losses	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$52	$—	$—	$52
Corporate bonds	8	—	—	8
Common stock	—	—	—	—
	60	—	—	60
Other investments, at cost	200	—	—	200
Equity method investments	10	—	—	10
	$270	$—	$—	$270
Less: current portion of available-for-sale securities				47
				$223

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$455	$—	$(11)	$444
Corporate bonds	7	—	—	7
Common stock	—	6	—	6
	462	6	(11)	457
Other investments, at cost	203	—	—	203
Equity method investments	9	—	—	9
	674	6	(11)	669
Less: current portion of available-for-sale securities				438
				$231
In December 2015, the Company invested $401 million in United Kingdom treasury securities in order to partially offset the risk associated with fluctuations in the British Pound Sterling in the period before the closing of the purchase of GDCL. The investments were recorded within Other current assets in the Company's consolidated balance sheets. The Company liquidated these investments in February 2016 to partially fund the acquisition of GDCL. During the six months ended July 2, 2016, the Company realized a loss of $19 million associated with the sale of the treasury securities, of which, $11 million was unrealized as of December 31, 2015.
Other Assets
Other assets consist of the following:

	July 2, 2016	December 31, 2015
Intangible assets, net (Note 14)	$824	$49
Long-term receivables	42	47
Defined benefit plan assets	143	128
Other	52	47
	$1,061	$271

Accrued Liabilities
Accrued liabilities consist of the following:

	July 2, 2016	December 31, 2015
Deferred revenue	$361	$390
Compensation	166	241
Billings in excess of costs and earnings	291	337
Tax liabilities	65	48
Dividend payable	70	71
Trade liabilities	137	135
Other	541	449
	$1,631	$1,671
Other Liabilities
Other liabilities consist of the following:

	July 2, 2016	December 31, 2015
Defined benefit plans	$1,493	$1,512
Postretirement Health Care Benefit Plan	—	49
Deferred revenue	149	113
Unrecognized tax benefits	42	50
Deferred income taxes	120	—
Deferred consideration (Note 14)	78	—
Other	190	180
	$2,072	$1,904
Stockholders’ Equity
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 3, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
During the six months ended July 2, 2016, the Company paid an aggregate of $619 million, including transaction costs, to repurchase approximately 9.0 million shares at an average price of $68.68 per share. As of July 2, 2016, the Company had used approximately $11.6 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $415 million of authority available for future repurchases. Subsequent to quarter end, the Board of Directors approved a $2.0 billion increase to the share repurchase program, raising the remaining authority available for future repurchases to $2.4 billion.
Payment of Dividends: During both the three months ended July 2, 2016 and July 4, 2015, the Company paid $72 million in cash dividends to holders of its common stock. During the six months ended July 2, 2016 and July 4, 2015, the Company paid $143 million and $148 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(253)	$(230)	$(266)	$(204)
Other comprehensive income (loss) before reclassification adjustment	(98)	7	(84)	(18)
Tax expense	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	(98)	7	(85)	(19)
Balance at end of period	$(351)	$(223)	$(351)	$(223)
Available-for-Sale Securities:
Balance at beginning of period	$1	$11	$(3)	$44
Other comprehensive income (loss) before reclassification adjustment	(2)	6	(2)	(1)
Tax (expense) benefit	1	(2)	1	1
Other comprehensive income (loss) before reclassification adjustment, net of tax	(1)	4	(1)	—
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net	—	—	6	(46)
Tax expense (benefit)	—	—	(2)	17
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	—	—	4	(29)
Other comprehensive income (loss), net of tax	(1)	4	3	(29)
Balance at end of period	$—	$15	$—	$15
Defined Benefit Plans:
Balance at beginning of period	(1,593)	(1,694)	$(1,597)	$(1,695)
Other comprehensive income (loss) before reclassification adjustment	53	(53)	53	(53)
Tax expense	(16)	—	(16)	—
Other comprehensive income (loss) before reclassification adjustment, net of tax	37	(53)	37	(53)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	18	18	28	36
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(7)	(16)	(13)	(32)
Reclassification adjustment - Non-U.S. pension curtailment gain into Other charges	—	(32)	—	(32)
Tax expense (benefit)	8	—	8	(1)
Reclassification adjustment into Selling, general, and administrative expenses, net of tax	19	(30)	23	(29)
Other comprehensive income (loss), net of tax	56	(83)	60	(82)
Balance at end of period	$(1,537)	$(1,777)	$(1,537)	$(1,777)

Total Accumulated other comprehensive loss	$(1,888)	$(1,985)	$(1,888)	$(1,985)

4.	Debt and Credit Facilities
As of July 2, 2016, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including a maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 2, 2016. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the six months ended July 2, 2016.
In connection with the completion of the acquisition of GDCL, the Company entered into a new term loan credit agreement (the “Term Loan Agreement”), under which the Company borrowed a term loan with an initial principal amount of $675 million and a maturity date of February 18, 2019 (the "Term Loan"). Interest on the Term Loan is variable and indexed to LIBOR. Interest expense on the Term Loan is payable quarterly in February, May, August, and November. No additional borrowings are permitted under the Term Loan Agreement and amounts borrowed and repaid or prepaid may not be re-borrowed. The Company's borrowing capacity under the 2014 Motorola Solutions Credit Agreement may be partially limited during the third quarter of 2016 due to the additional indebtedness incurred in connection with the Term Loan.
Effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Under this guidance, we have revised the presentation of debt issuance costs which were previously capitalized in other assets in the consolidated balance sheet to be presented as a reduction to long-term debt. As of July 2, 2016 and December 31, 2015, $35 million and $41 million, respectively, have been reclassified to be presented as a component of long-term debt.

5.	Risk Management
Foreign Currency Risk
As of July 2, 2016, the Company had outstanding foreign exchange contracts with notional amounts totaling $700 million, compared to $494 million outstanding at December 31, 2015. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2016, and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2016	December 31, 2015
Euro	$210	$99
British Pound	168	62
Chinese Renminbi	(87)	(114)
Australian Dollar	(57)	(60)
Brazilian Real	(57)	(44)
Interest Rate Risk
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as a hedge. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swap was in a liability position of $1 million at both July 2, 2016 and December 31, 2015.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 2, 2016, all of the counterparties have investment grade credit ratings. As of July 2, 2016, the Company had $1 million of exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of July 2, 2016 and December 31, 2015:

	Fair Values of Derivative Instruments
	Assets		Liabilities
July 2, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1	Other current assets	$15	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	$1		$16

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	Other current assets	2	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	6		3
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated statements of operations for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest rate swap	$—	$—	$—	$1	Other income (expense)
Foreign exchange contracts	(18)	4	(30)	(13)	Other income (expense)
Total derivatives	$(18)	$4	$(30)	$(12)
The Company had no instruments designated as hedging instruments for the three and six months ended July 2, 2016 and July 4, 2015.

6.	Income Taxes
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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Earnings from continuing operations before income taxes	$167	$215	$189	$343
Income tax expense	59	64	64	104
Effective tax rate	35%	30%	34%	30%
The Company recorded $59 million of net tax expense in the second quarter of 2016 resulting in an effective tax rate of 35%, compared to $64 million of net tax expense in the second quarter of 2015 resulting in an effective tax rate of 30%. The effective tax rate in the second quarter of 2016 was equal to the U.S. statutory tax rate of 35% and was impacted by discrete adjustments to deferred tax assets of foreign subsidiaries, offset by excess tax benefits on share-based compensation. The effective tax rate in the second quarter of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S. domestic production tax deduction.
The Company recorded $64 million of net tax expense in the first half of 2016 resulting in an effective tax rate of 34%, compared to $104 million of net tax expense resulting in an effective tax rate of 30% in the first half of 2015. The effective tax rate for the first half of 2016 was lower than the U.S. statutory tax rate of 35% partly due to the recognition of excess tax benefits on share-based compensation. The effective tax rate in the first half of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S. domestic production tax deduction.

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$—	$—	$2	$4	$—	$1
Interest cost	46	47	14	19	1	2
Expected return on plan assets	(55)	(52)	(24)	(31)	(3)	(3)
Amortization of:
Unrecognized net loss	9	11	3	5	2	2
Unrecognized prior service benefit	—	—	—	(1)	(7)	(15)
Curtailment gain	—	—	—	(32)	—	—
Net periodic pension cost (benefit)	$—	$6	$(5)	$(36)	$(7)	$(13)

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$—	$—	$4	$7	$—	$1
Interest cost	91	96	28	35	2	4
Expected return on plan assets	(110)	(106)	(48)	(57)	(5)	(5)
Amortization of:
Unrecognized net loss	19	23	6	9	3	5
Unrecognized prior service benefit	—	—	—	(2)	(13)	(30)
Curtailment gain	—	—	—	(32)	—	—
Net periodic cost (benefit)	$—	$13	$(10)	$(40)	$(13)	$(25)
During the six months ended July 2, 2016, the Company made an amendment to the Postretirement Health Care Benefits Plan (the “Amendment”). As a result of the Amendment, all eligible retirees under the age of 65 will be provided an annual subsidy per household, versus per individual, toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses.
The Amendment to the Postretirement Health Care Benefits Plan required a remeasurement of the plan, resulting in a $53 million reduction in the accumulated Postretirement Benefit Obligation. A substantial portion of the decrease is related to a prior service credit and will be recognized as a credit to the condensed consolidated statements of operations over approximately 5 years, or the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
During the six months ended July 4, 2015, the Company amended its Non U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015.  As a result, the Company recorded a curtailment gain of $32 million to Other charges in the Company’s condensed consolidated statements of operations.

Effective January 1, 2016, the Company changed the method used to estimate the interest and service cost components of net periodic cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of net periodic cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. This change does not affect the measurement of total benefit obligations as the change in interest and service cost is completely offset in the actuarial loss reported in the period. The Company has concluded that this change is a change in estimate and, therefore, has accounted for it prospectively beginning January 1, 2016. Based on the change in estimate, the Company experienced no reduction in service costs and a $14 million reduction in interest costs for the six months ended July 2, 2016 compared to the prior approach. The overall reduction in the interest cost for the six months ended July 2, 2016 is comprised of $9 million related to the U.S. Pension Benefit Plans, $2 million related to the Postretirement Health Care Benefit Plans, and $3 million related to the Non U.S. Pension Benefits Plan.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Share-based compensation expense included in:
Costs of sales	$2	$2	$4	$5
Selling, general and administrative expenses	12	12	24	25
Research and development expenditures	4	5	7	10
Share-based compensation expense included in Operating earnings	18	19	35	40
Tax benefit	6	6	11	13
Share-based compensation expense, net of tax	$12	$13	$24	$27
Decrease in basic earnings per share	$(0.07)	$(0.06)	$(0.14)	$(0.13)
Decrease in diluted earnings per share	$(0.07)	$(0.06)	$(0.14)	$(0.13)
During the six months ended July 2, 2016, the Company granted 0.7 million RSUs and market stock units ("MSUs") and 0.7 million stock options and performance options ("POs"). The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and MSUs was $40 million and stock options and POs was $10 million, respectively, which will generally be recognized over the vesting period of three years.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 2, 2016 and December 31, 2015 were as follows:

July 2, 2016	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$52	$52
Corporate bonds	—	8	8
Common stock	—	—	—
Liabilities:
Foreign exchange derivative contracts	$—	$15	$15
Interest rate swap	—	1	1

December 31, 2015	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	444	444
Corporate bonds	—	7	7
Common stock	6	—	6
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest rate swap	—	1	1
The Company had no Level 3 holdings as of July 2, 2016 or December 31, 2015.
At July 2, 2016 and December 31, 2015, the Company had $936 million and $1.3 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 2, 2016 and December 31, 2015 was $5.1 billion and $4.1 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.	Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	July 2, 2016	December 31, 2015
Long-term receivables	$54	$60
Less current portion	(12)	(13)
Gross non-current long-term receivables	$42	$47
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $131 million at July 2, 2016, compared to $112 million at December 31, 2015.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Accounts receivable sales proceeds	$5	$5	$7	$11
Long-term receivables sales proceeds	70	43	134	108
Total proceeds from receivable sales	$75	$48	$141	$119
At July 2, 2016, the Company had retained servicing obligations for $699 million of long-term receivables, compared to $668 million of long-term receivables at December 31, 2015. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at July 2, 2016 and December 31, 2015 is as follows:

July 2, 2016	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$12	$—	$—	$—
Commercial loans and leases secured	43	—	—	1
Total gross long-term receivables, including current portion	$55	$—	$—	$1

December 31, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$35	$—	$—	$—
Commercial loans and leases secured	25	1	1	1
Total gross long-term receivables, including current portion	$60	$1	$1	$1

11.	Commitments and Contingencies
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at July 2, 2016.
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
The following table summarizes Net sales by segment:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Products	$801	$867	$1,503	$1,626
Services	629	501	1,120	965
	$1,430	$1,368	$2,623	$2,591
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Products	$129	$171	$179	$235
Services	95	83	144	138
Operating earnings	224	254	323	373
Total other expense	(57)	(39)	(134)	(30)
Earnings from continuing operations before income taxes	$167	$215	$189	$343

13.	Reorganization of Business
2016 Charges
During the three months ended July 2, 2016, the Company recorded net reorganization of business charges of $44 million including $36 million of charges in Other charges and $8 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $44 million were charges of: (i) $22 million of charges related to employee separation costs, (ii) $17 million for a building impairment, and (iii) $5 million for exit costs.
During the six months ended July 2, 2016, the Company recorded net reorganization of business charges of $67 million including $42 million of charges in Other charges and $25 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $67 million were charges of: (i) $46 million for employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $4 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

July 2, 2016	Three Months Ended	Six Months Ended
Products	$33	$54
Services	11	13
	$44	$67
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2016 to July 2, 2016:

	January 1, 2016	Additional Charges	Adjustments	Amount Used	July 2, 2016
Exit costs	$9	$5	$—	$(3)	$11
Employee separation costs	51	46	(4)	(39)	54
	$60	$51	$(4)	$(42)	$65
Exit Costs
At January 1, 2016, the Company had $9 million of accruals for exit costs. During the six months ended July 2, 2016, there were $5 million additional charges and $3 million of cash payments related to the exit of leased facilities. The remaining accrual of $11 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 2, 2016, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2016, the Company had an accrual of $51 million for employee separation costs. The 2016 additional charges of $46 million represent severance costs for approximately 300 employees. The adjustment of $4 million reflects reversals for accruals no longer needed. The $39 million used reflects cash payments to severed employees. The remaining accrual of $54 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 2, 2016, is expected to be paid, primarily within one year, to approximately 400 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2015 Charges
During the three months ended July 4, 2015, the Company recorded net reorganization of business charges of $16 million, including $13 million of charges in Other charges and $3 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. The $16 million of charges were all related to employee separation costs.
During the six months ended July 4, 2015, the Company recorded net reorganization of business charges of $30 million, including $26 million of charges in Other charges and $4 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the aggregate $30 million were charges of $26 million related to employee separation costs and $4 million related to exit costs.
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
The acquisition of GDCL enables the Company to geographically diversify its global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers. During the six months ended July 2, 2016, the Company recorded $207 million within Net sales and $45 million within Net earnings from the operations of Airwave.
The acquisition of GDCL has been accounted for at fair value as of the acquisition date, based on the fair value of the total consideration transferred which has been attributed to all identifiable assets acquired and liabilities assumed and measured at fair value. During the three months ended July 2, 2016, the Company finalized its valuation of acquired Property, plant and equipment, recording an adjustment of $236 million to record acquired network-related assets at fair value. As a result, the Company has recorded additional purchase accounting adjustments during the three months ended July 2, 2016, primarily related to the fair value of acquired intangibles and goodwill.
The total consideration for the acquisition of GDCL was approximately $1.1 billion, consisting of cash payments of $1.0 billion, net of cash acquired, and deferred consideration valued at fair value on the date of the acquisition of $82 million. The fair value of deferred consideration has been determined based on its net present value, calculated using a discount rate of 4.2%, which is reflective of the credit standing of the combined entity. The following table summarizes fair values of assets acquired and liabilities assumed as of the February 19, 2016 acquisition date:

Cash	$86
Accounts receivable, net	55
Other current assets	36
Property, plant and equipment, net	245
Deferred income taxes	78
Accounts payable	(18)
Accrued liabilities	(181)
Other liabilities	(283)
Goodwill	189
Intangible assets	875
Total consideration	$1,082
Net present value of deferred consideration payment to former owners	(82)
Net cash consideration at purchase	$1,000
Acquired intangible assets consist of $846 million of customer relationships and $29 million of trade names. All intangibles have a useful life of 7 years, over which amortization expense will be recognized on a straight line basis.
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
The fair value of acquired Property, plant and equipment, primarily network-related assets, was valued under the replacement cost method, which determines fair value based on the replacement cost of new property with similar capacity, adjusted for physical deterioration over the remaining useful life.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.

Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of the Company and GDCL for the three and six months ended July 2, 2016 and July 4, 2015 as if the acquisition of GDCL had occurred on January 1, 2016 and January 1, 2015, respectively, (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$1,430	$1,515	$2,694	$2,880
Earnings from continuing operations	104	(727)	148	(616)
Basic earnings per share	0.62	(3.49)	0.86	(2.91)
Diluted earnings per share	0.61	(3.49)	0.84	(2.88)
The Company did not adjust the effects of an $884 million goodwill impairment charge reported in the historic results of GDCL for the three and six months ended July 4, 2015 on the basis that the goodwill impairment charge was not directly attributable to the acquisition of GDCL by the Company. However, this goodwill impairment charge should be highlighted as unusual and non-recurring.
The pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of its consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation, interest expense, and transaction costs expensed during the period.
Intangible Assets
Amortized intangible assets were comprised of the following:

	July 2, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$60	$35	$60	$32
Patents	8	6	8	5
Customer-related	821	53	23	10
Other intangibles	44	15	20	15
	$933	$109	$111	$62
Amortization expense on intangible assets was $38 million for the three months ended July 2, 2016 and $52 million for the six months ended July 2, 2016. Amortization expense on intangible assets was $3 million for the three months ended July 4, 2015 and $4 million for the six months ended July 4, 2015. The increase in amortization expense is due to the acquisition of GDCL, including a cumulative adjustment during the six months ended July 2, 2016 to record incremental intangible amortization expense associated with the final fair value adjustment of intangible assets under purchase accounting. As of July 2, 2016, annual amortization expense is estimated to be $112 million in 2016, $126 million in 2017 and 2018, $125 million in 2019, and $122 million in 2020 and 2021.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	July 2, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$86	$61	$89	$60
Services	847	48	22	2
	$933	$109	$111	$62

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2016 to July 2, 2016:

	Products	Services	Total
Balance as of January 1, 2016
Aggregate goodwill	$270	$150	$420
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$150	$420
Goodwill acquired	—	170	170
Purchase accounting adjustments	—	19	19
Foreign currency	—	(12)	(12)
Balance as of July 2, 2016
Aggregate goodwill	$270	$327	$597
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$327	$597

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended July 2, 2016 and July 4, 2015, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Executive Overview
Recent Developments
On February 19, 2016, we completed the acquisition of Guardian Digital Communications Limited ("GDCL"), a holding company of Airwave Solutions Limited ("Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which we invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. We will make a deferred cash payment of £64 million on November 15, 2018. We funded the investment with a $675 million term loan (the “Term Loan”) and approximately $400 million of international cash on hand. The acquisition of GDCL enables us to geographically diversify our global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers.
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
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the second quarter of 2016, the segment’s net sales were $801 million, representing 56% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the second quarter of 2016, the segment’s net sales were $629 million, representing 44% of our consolidated net sales.
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
On June 23, 2016, the United Kingdom via referendum (known as “Brexit”) voted to leave the European Union. While there is still uncertainty as to the impact of Brexit, including the terms of the United Kingdom's separation from the European Union, the British Pound Sterling has weakened and the U.S. dollar has strengthened. Our backlog has been reduced by $170 million since April 2, 2016 as a result of the weakening in the British Pound Sterling. We do not believe the weakening of the British

Pound Sterling will have a material impact to our operations as it is mitigated by the cost of sales for delivery of our services, which are also denominated in the British Pound Sterling.
Cost Savings Initiatives: We are committed to employing disciplined financial policies and driving continuous efficiencies and improvements in our cost structure. We expect to reduce SG&A and R&D expenses during 2016 by approximately $120 million in comparison to 2015. In the first half of 2016, we incurred $73 million of SG&A and R&D cost savings.
Growth of Our Services Portfolio: Our Services segment is expected to grow at a higher rate than our Products segment. Overall, the Services segment has a lower gross margin percentage than the Products segment, but we expect consolidated operating margins to continue to expand. In the second quarter of 2016 and first half of 2016, we grew our Services segment 26% and 16%, respectively, including the acquisition of GDCL, compared to the second quarter of 2015 and first half of 2015.
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
Second Quarter Summary

•	Net sales were $1.4 billion in the second quarter of 2016 and 2015, a $62 million, or 5% increase from the second quarter of 2015.

•
We generated operating earnings of $224 million, or 16% of net sales, in the second quarter of 2016, compared to $254 million, or 19% of net sales, in the second quarter of 2015. Profitability declined primarily as a result of: (i) increased intangible amortization expense as a result of the GDCL acquisition, (ii) a building impairment, and (iii) a gain recorded in the second quarter of 2015 related to a non-U.S. pension curtailment.

•
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $107 million, or $0.61 per diluted common share, in the second quarter of 2016, compared to $150 million, or $0.72 per diluted common share, in the second quarter of 2015.

•	We generated net cash from operating activities of $304 million during the first half of 2016, compared to $306 million in the first half of 2015.

•	We returned $762 million in capital to shareholders through dividends and share repurchases during the first half of 2016.
A summary of our segment results is as follows:

•
Products: Net sales were $801 million in the second quarter of 2016, a decrease of $66 million, or 8% compared to net sales of $867 million during the second quarter of 2015. On a geographic basis, net sales decreased in all regions compared to the year-ago quarter.

•
Services: Net sales were $629 million in the second quarter of 2016, an increase of $128 million, or 26% compared to net sales of $501 million in the second quarter of 2015. On a geographic basis, net sales increased in EMEA, North America, and AP and decreased in Latin America, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 2, 2016	% of Sales**	July 4, 2015	% of Sales**	July 2, 2016	% of Sales**	July 4, 2015	% of Sales**
Net sales from products	$801		$867		$1,503		$1,626
Net sales from services	629		501		1,120		965
Net sales	1,430		1,368		2,623		2,591
Costs of product sales	361	45.1%	385	44.4%	726	48.3%	745	45.8%
Costs of services sales	393	62.5%	335	66.9%	718	64.1%	650	67.4%
Costs of sales	754		720		1,444		1,395
Gross margin	676	47.3%	648	47.4%	1,179	44.9%	1,196	46.2%
Selling, general and administrative expenses	240	16.8%	254	18.6%	475	18.1%	510	19.7%
Research and development expenditures	138	9.7%	156	11.4%	274	10.4%	315	12.2%
Other charges (income)	74	5.2%	(16)	(1.2)%	107	4.1%	(2)	(0.1)%
Operating earnings	224	15.7%	254	18.6%	323	12.3%	373	14.4%
Other income (expense):
Interest expense, net	(54)	(3.8)%	(39)	(2.9)%	(103)	(3.9)%	(79)	(3.0)%
Gain (loss) on sales of investments and businesses, net	1	0.1%	4	0.3%	(20)	(0.8)%	50	1.9%
Other	(4)	(0.3)%	(4)	(0.3)%	(11)	(0.4)%	(1)	—%
Total other expense	(57)	(4.0)%	(39)	(2.9)%	(134)	(5.1)%	(30)	(1.2)%
Earnings from continuing operations before income taxes	167	11.7%	215	15.7%	189	7.2%	343	13.2%
Income tax expense	59	4.1%	64	4.7%	64	2.4%	104	4.0%
Earnings from continuing operations	108	7.6%	151	11.0%	125	4.8%	239	9.2%
Less: Earnings attributable to noncontrolling interests	1	0.1%	1	0.1%	1	—%	1	—%
Earnings from continuing operations*	107	7.5%	150	11.0%	124	4.7%	238	9.2%
Loss from discontinued operations, net of tax	—	—%	(8)	(0.6)%	—	—%	(21)	(0.8)%
Net earnings*	$107	7.5%	$142	10.4%	$124	4.7%	$217	8.4%
Earnings (loss) per diluted common share*:
Continuing operations	$0.61		$0.72		$0.71		$1.11
Discontinued operations	—		(0.04)		—		(0.10)
Earnings per diluted common share*	$0.61		$0.68		$0.71		$1.01
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended July 2, 2016 compared to three months ended July 4, 2015
The results of operations for the second quarter of 2016 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.4 billion in the second quarter of 2016, a $62 million, or 5%, increase compared to the second quarter of 2015. The increase in net sales is reflective of growth in EMEA, partially offset by decreases in Latin America, North America, and AP. The increase in EMEA was due to growth in Services sales, primarily due to the acquisition of GDCL, partially offset by lower Products sales. The decrease in Latin America was primarily the result of lower Products and Services sales due to macroeconomic pressures. The decrease in North America and AP was due to lower Products sales, partially offset by growth in the Services segment.
Gross Margin
Gross margin was $676 million, or 47.3% of net sales, in the second quarter of 2016, compared to $648 million, or 47.4% of net sales, in the second quarter of 2015. The decrease in gross margin percentage was driven by the Products segment while the gross margin percentage of the Services segment increased. The decrease in gross margin percentage in the Products segment was primarily driven by: (i) a decrease in volume and (ii) lower margins on systems sales, primarily within North America. The Services segment gross margin percentage improved with the expansion of our Managed & Support services portfolio, primarily due to the acquisition of GDCL.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 6% to $240 million, or 16.8% of net sales, in the second quarter of 2016, compared to $254 million, or 18.6% of net sales, in the second quarter of 2015. The decrease in SG&A expenditures is primarily due to cost savings initiatives, including headcount reductions.
Research and Development Expenditures
Research and development (“R&D”) expenditures decreased 12% to $138 million, or 9.7% of net sales, in the second quarter of 2016, from $156 million, or 11.4% of net sales, in the second quarter of 2015. The decrease in R&D expenditures is primarily due to cost savings initiatives, including headcount reductions.
Other Charges
We recorded net charges of $74 million in Other charges in the second quarter of 2016, compared to net income of $16 million in the second quarter of 2015. The net Other charges in the second quarter of 2016 included: (i) $38 million of charges relating to the amortization of intangibles, and (ii) $36 million of net reorganization of business charges, including a $17 million building impairment. The net income in the second quarter of 2015 of $16 million included a $32 million non-U.S. pension curtailment gain, partially offset by: (i) $13 million of net reorganization of business charges and (ii) $3 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $54 million in the second quarter of 2016 and $39 million in the second quarter of 2015. The increase in net interest expense in the second quarter of 2016 as compared to the second quarter of 2015 was a result of higher outstanding debt balances and lower cash balances.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $1 million in the second quarter of 2016 compared to $4 million in the second quarter of 2015. The net gains in the second quarter of 2016 and the second quarter of 2015 were related to the sales of equity investments.
Other
Net Other expense was $4 million in both the second quarter of 2016 and 2015. The net Other expense in the second quarter of 2016 was comprised of an $18 million loss on derivative investments offset by a $14 million foreign currency gain. The net Other expense in the second quarter of 2015 was comprised of: (i) an $11 million foreign currency loss and (ii) a $3 million investment impairment, partially offset by: (i) a $4 million gain on derivative instruments, (ii) a $4 million gain on equity method investments, and (iii) $2 million of other non-operating gains.
Effective Tax Rate
We recorded $59 million of net tax expense in the second quarter of 2016, resulting in an effective tax rate of 35%, compared to $64 million of net tax expense in the second quarter of 2015, resulting in an effective tax rate of 30%. Our effective tax rate in the second quarter of 2016 was equal to the U.S. statutory tax rate of 35% and was impacted by discrete adjustments to deferred tax assets of foreign subsidiaries, offset by excess tax benefits on share-based compensation. Our effective tax rate in the second quarter of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the U.S. domestic production tax deduction and rate differential for foreign affiliates.

Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $107 million, or $0.61 per diluted share, in the second quarter of 2016, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $150 million, or $0.72 per diluted share, in the second quarter of 2015.
The decrease in earnings from continuing operations in the second quarter of 2016, as compared to the second quarter of 2015, was primarily driven by a $90 million increase in Other charges, partially offset by: (i) a $14 million decrease in SG&A spend and (ii) an $18 million decrease in R&D. The decrease in earnings from continuing operations per diluted share was driven by a decrease in earnings from continuing operations offset by lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.
Earnings from Discontinued Operations
In the second quarter of 2016, we reported no earnings from discontinued operations, compared to a loss from discontinued operations of $8 million, or $0.04 per diluted share, in the second quarter of 2015.

Results of Operations—Six months ended July 2, 2016 compared to six months ended July 4, 2015
Net Sales
Net sales were $2.6 billion in the first half of 2016, a $32 million, or 1% increase from the first half of 2015. The increase in net sales is reflective of growth in EMEA and North America, partially offset by decreases in Latin America and AP. EMEA and North America grew on Services sales, partially offset by lower Products sales. The increase in EMEA Services sales was due to an increase in Managed and Support services, primarily due to the acquisition of GDCL. The decrease in Latin America was primarily the result of lower Products and Services sales due to macroeconomic pressures. The decrease in AP was due to lower Products sales, partially offset by growth in the Services segment.
Gross Margin
Gross margin was $1.2 billion, or 44.9% of net sales, in the first half of 2016, compared to $1.2 billion, or 46.2% of net sales, in the first half of 2015. The decrease in gross margin percentage was driven by the Products segment while the gross margin percentage of the Services segment increased. The decrease in gross margin percentage in the Products segment was primarily driven by: (i) a decrease in volume, (ii) lower devices sales outside of North America, and (iii) lower margins on systems sales, primarily within North America. The Services segment gross margin percentage improved with the expansion of our Managed & Support services portfolio, primarily due to the acquisition of GDCL.
Selling, General and Administrative Expenses
SG&A expenses decreased $35 million to $475 million, or 18.1% of net sales, in the first half of 2016, compared to $510 million, or 19.7% of net sales, in the first half of 2015. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions and (ii) lower pension expenses.
Research and Development Expenses
R&D expenditures decreased $41 million to $274 million, or 10.4% of net sales, in the first half of 2016, compared to $315 million, or 12.2% of net sales, in the first half of 2015. The decrease in R&D expenditures is primarily due to cost savings initiatives, including headcount reductions.
Other Charges
We recorded net charges of $107 million in Other charges in the first half of 2016, compared to net income of $2 million in the first half of 2015. The net charges in the first half of 2016 included: (i) $52 million of charges relating to the amortization of intangibles, (ii) $42 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment of the corporate aircraft, and (iii) $13 million of transaction fees on the acquisition of GDCL. The net Other income in the first half of 2015 of $2 million included a $32 million gain related to the curtailment of a non-U.S. pension plan, partially offset by: (i) $26 million of net reorganization of business charges and (ii) $4 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.
Net Interest Expense
Net interest expense was $103 million in the first half of 2016 and $79 million in the first half of 2015. The increase in net interest expense in the first half of 2016 as compared to the first half of 2015 was a result of higher outstanding debt balances and lower cash balances.
Gains (losses) on Sales of Investments and Businesses, net
Net losses on sales of investments and businesses were $20 million in the first half of 2016 compared to net gains on sales of investments and businesses of $50 million in the first half of 2015. The net losses in the first half of 2016 consisted of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities, (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $6 million of gains on the sales of equity investments. The net gain in the first half of 2015 consisted of a gain on the sale of an equity investment.

Other
Net Other expense was $11 million in the first half of 2016, compared to net Other expense of $1 million in the first half of 2015. The net Other expense in the first half of 2016 was comprised of: (i) a $30 million loss on derivative instruments and (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of GDCL, partially offset by: (i) a $27 million foreign currency gain and (ii) a $2 million gain on equity method investments. The net Other expense in the first half of 2015 was comprised of: (i) a $12 million loss on derivative instruments and (ii) a $3 million investment impairment, partially offset by: (i) a $7 million foreign currency gain, (ii) a $4 million gain on equity method investments, and (iii) $3 million of other non-operating gains.
Effective Tax Rate
We recorded $64 million of net tax expense in the first half of 2016, resulting in an effective tax rate of 34%, compared to $104 million of net tax expense, resulting in an effective tax rate of 30% in the first half of 2015. Our effective tax rate in 2016 was lower than the U.S. statutory tax rate of 35% primarily due to the recognition of excess tax benefits on share-based compensation. Our effective tax rate in the first half of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the U.S. domestic production tax deduction and rate differential for foreign affiliates.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $124 million, or $0.71 per diluted share, in the first half of 2016, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $238 million, or $1.11 per diluted share, in the first half of 2015.
The decrease in earnings from continuing operations in the first half of 2016, as compared to the first half of 2015, was primarily driven by: (i) a $109 million increase in Other charges, (ii) a decrease in Gains on sales of investments and businesses of $70 million, and (iii) an overall decline in Gross margin of $17 million, partially offset by: (i) a $41 million decrease in R&D expenses and (ii) a $35 million decrease in SG&A spend. The decrease in earnings from continuing operations per diluted share was driven by a decrease in earnings from continuing operations offset by lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.
Loss from Discontinued Operations
In the first half of 2016, we reported no earnings from discontinued operations, compared to a loss from discontinued operations of $21 million, or $0.10 per diluted share, in the first half of 2015.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended July 2, 2016 and July 4, 2015, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the second quarter of 2016, the segment’s net sales represented 56% of our consolidated net sales, compared to 63% of our consolidated net sales for the second quarter of 2015. For the first half of 2016, the segment's net sales represented 57% of our consolidated net sales, compared to 63% of our consolidated net sales for the second quarter of 2015.

	Three Months Ended			Six Months Ended
	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change
Segment net sales	$801	$867	(8)%	$1,503	$1,626	(8)%
Operating earnings	129	171	(25)%	179	235	(24)%
Three months ended July 2, 2016 compared to three months ended July 4, 2015
The segment’s net sales decreased $66 million, to $801 million in the second quarter of 2016, as compared to $867 million during the second quarter of 2015. The decrease in the segment's net sales was primarily driven by: (i) a decrease in global systems sales, (ii) lower volumes, including decreased devices sales outside of North America, and (iii) decreases in both devices and systems sales in Latin America primarily due to macroeconomic conditions. On a geographic basis, net sales decreased in all regions for the second quarter of 2016, compared to the second quarter of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 70% of the segment’s net sales in the second quarter of 2016, up from 66% of the segment’s net sales in the second quarter of 2015.
The segment had operating earnings of $129 million in the second quarter of 2016, compared to $171 million in the second quarter of 2015. The decrease in operating earnings was primarily driven by: (i) lower volume of systems sales and (ii) an increase in Other charges as a result of a $22 million gain recorded in the second quarter of 2015 related to a non-U.S. pension curtailment and a $12 million building impairment charge recorded in the second quarter of 2016, partially offset by lower SG&A expenditures and R&D expenditures as a result of cost savings initiatives, including headcount reductions.
Six months ended July 2, 2016 compared to six months ended July 4, 2015
The segment’s net sales decreased $123 million, or 8%, to $1.5 billion in the first half of 2016, as compared to $1.6 billion during the first half of 2015. The decrease in the segment's net sales was primarily driven by: (i) lower volumes, including decreased devices sales outside of North America, (ii) a decrease in global systems sales, (iii) decreases in both devices and systems sales in Latin America primarily due to macroeconomic conditions, and (iv) unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales decreased in all regions for the first half of 2016, compared to the first half of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 70% of the segment’s net sales in the first half of 2016, up from 65% of the segment's net sales in the first half of 2015.
The segment had operating earnings of $179 million in the first half of 2016, compared to $235 million in the first half of 2015. The decrease in operating earnings in the first half of 2016 compared to the first half of 2015, was primarily driven by: (i) lower volume of systems and devices sales and (ii) an increase in Other charges as a result of a $22 million gain recorded in the first half of 2015 related to a non-U.S. pension curtailment and a $12 million building impairment recorded in the first half of 2016, partially offset by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, and lower pension expenses and (ii) lower R&D expenditures as a result of cost savings initiatives, including headcount reductions.
Services Segment
For the second quarter of 2016, the segment’s net sales represented 44% of our consolidated net sales, compared to 37% of our consolidated net sales for the second quarter of 2015. For the first half of 2016 and 2015, the segment’s net sales represented 43% of our consolidated net sales, compared to 37% of our consolidated net sales for the second quarter of 2015.

	Three Months Ended			Six Months Ended
	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change
Segment net sales	$629	$501	26%	$1,120	$965	16%
Operating earnings	95	83	14%	144	138	4%
Three months ended July 2, 2016 compared to three months ended July 4, 2015
The segment’s net sales increased $128 million, or 26%, to $629 million in the second quarter of 2016, as compared to $501 million in the second quarter of 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both organic growth as well as the GDCL acquisition. The acquisition of GDCL provided $146 million of net sales within EMEA during the quarter, while the organic Managed & Support services business grew in North America and AP. This sales growth was partially offset by: (i) a decrease in Integration services sales primarily in EMEA related to the winding down of a large system implementation and (ii) declining iDEN services sales in Latin America. On a geographic basis, net sales for the second quarter of 2016 increased in EMEA, North America, and AP and decreased in Latin America, compared to the second quarter of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 51% of the segment’s net sales in the second quarter of 2016, compared to 62% of the segment’s net sales in the second quarter of 2015.
The segment had operating earnings of $95 million in the second quarter of 2016, compared to $83 million in the second quarter of 2015. The increase in operating earnings in the second quarter of 2016 compared to the second quarter of 2015 was primarily driven by increased sales volume generating higher gross margin on our Managed & Support services in EMEA, primarily due to the GDCL acquisition, partially offset by an increase in Other charges, including: (i) $36 million of intangible amortization expense associated with the GDCL acquisition, (ii) a $10 million gain recorded in the second quarter of 2015 related to a non-U.S. pension curtailment, and (iii) a $5 million building impairment charge.

Six months ended July 2, 2016 compared to six months ended July 4, 2015
The segment’s net sales increased $155 million, or 16%, to $1.1 billion in the first half of 2016, as compared to net sales of $965 million in the first half of 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both organic growth as well as the Airwave acquisition. The acquisition of Airwave provided $207 million of net sales within EMEA during the first half of 2016, while the organic Managed & Support services business grew in North America and AP. This sales growth was partially offset by: (i) a decrease in global Integration services sales, with significant decrease in EMEA related to the winding down of a large system implementation, (ii) declining iDEN services sales in Latin America, and (iii) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales for the first half of 2016 increased in EMEA, North America, and AP and decreased in Latin America, compared to the first half of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 54% of the segment’s net sales in the first half of 2016, compared to 61% of the segment’s net sales in the first half of 2015.
The segment had operating earnings of $144 million in the first half of 2016, compared to operating earnings of $138 million in the first half of 2015. The increase in operating earnings in the first half of 2016 as compared to the first half of 2015 was driven by increased sales volume generating higher gross margin on our Managed & Support services, primarily in EMEA, partially offset by an increase in Other charges, including: (i) $48 million of intangible amortization expense associated with the GDCL acquisition, (ii) $13 million of acquisition related transaction fees, (iii) a $10 million gain recorded in the first half of 2015 related to a non-U.S. pension curtailment, and (iv) a $5 million building impairment charge.

Reorganization of Business
During the second quarter of 2016, we recorded net reorganization of business charges of $44 million including $36 million of charges recorded within Other charges and $8 million in Cost of sales in our condensed consolidated statements of operations. Included in the $44 million were charges of: (i) $22 million of charges related to employee separation costs, (ii) a $17 million charge related to a building impairment, and (iii) $5 million for exit costs.
During the first half of 2016, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first half of 2016, we recorded net reorganization of business charges of $67 million including charges of $42 million recorded in Other charges and $25 million in Cost of sales in our condensed consolidated statements of operations. Included in the $67 million were charges of: (i) $46 million for employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $4 million of reversals for accruals no longer needed.
During the second quarter of 2015, we recorded net reorganization of business charges of $16 million including charges of $13 million recorded in Other charges and $3 million in Cost of sales in our condensed consolidated statements of operations. The $16 million of charges was all related to employee separation costs.
During the first half of 2015, we recorded net reorganization of business charges of $30 million including charges of $26 million recorded in Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the aggregate $30 million are charges of $26 million for employee separation costs and $4 million of exit costs.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Products	$33	$12	$54	$22
Services	11	4	13	8
	$44	$16	$67	$30
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $42 million in the first half of 2016 and $40 million in the first half of 2015. The reorganization of business accruals at July 2, 2016 were $65 million, of which $54 million relate to employee separation costs that are expected to be paid within one year and $11 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $435 million from $2.0 billion as of December 31, 2015 to $1.5 billion as of July 2, 2016. The decrease is primarily due to $1.0 billion paid in the acquisition of GDCL, as well as $762 million of capital returned to shareholders through share repurchases and dividends paid, offset by $673 million of net proceeds raised by the issuance of the Term Loan (net of $2 million of issuance costs paid), $382 million of proceeds received from the sale of United Kingdom treasury securities used to partially fund the acquisition of GDCL, and $304 million of cash generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At July 2, 2016, $956 million of the $1.5 billion cash and cash equivalents balance was held in the U.S. and approximately $589 million was held by the Company or its subsidiaries in other countries, with approximately $279 million held in the United Kingdom. Restricted cash was $64 million at July 2, 2016 and $63 million at December 31, 2015.
Operating Activities
Net cash provided by operating activities in the first half of 2016 was $304 million, as compared to $306 million in the first half of 2015. Operating cash flows in the first half of 2016, as compared to the first half of 2015, were negatively impacted by higher employee incentive payments, offset by higher earnings from continuing operations (adjusted for net non-cash charges).
Investing Activities
Net cash used by investing activities was $664 million in the first half of 2016, compared to $62 million in the first half of 2015. The $664 million cash used in the first half of 2016 included $1.1 billion cash used for acquisitions and investments, including $1.0 billion paid for the acquisition of GDCL, and $143 million in capital expenditures, partially offset by $553 million of proceeds from sales of investments and businesses and $46 million of proceeds from the sale of property, plant and equipment. The cash usage of $62 million in the first half of 2015 consisted primarily of $93 million cash used for acquisitions and investments and $81 million in capital expenditures, partially offset by $111 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $1.1 billion during the first half of 2016 compared to $93 million in the first half of 2015. We paid cash of $1.0 billion during the first half of 2016 related to the acquisition of GDCL. The remainder of the cash was used for several debt and equity investments. The cash used during the first half of 2015 consisted of $49 million related to the acquisition of two public safety software solution providers and several debt and equity investments.
Sales of Investments and Businesses: We had $553 million of proceeds related to the sales of investments and businesses in the first half of 2016 compared to $111 million in the first half of 2015. The proceeds in the first half of 2016 primarily consisted of: (i) $382 million from the sale of United Kingdom treasury securities used to finance the acquisition of GDCL, (ii) $125 million from the sales of various debt and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations. The proceeds in the first half of 2015 were comprised of: (i) $49 million reimbursement from Zebra Technologies for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale, (ii) $47 million from the sale of an equity investment, (iii) $21 million net cash received from Zebra Technologies for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, and (iv) proceeds from the sale of various debt and equity securities, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest.
Capital Expenditures: Capital expenditures increased in the first half of 2016 to $143 million, compared to $81 million in the first half of 2015. The increase in capital expenditures was primarily related to revenue-generating network expenditures, information technology spend, and facility expenditures.
Sales of Property, Plant, and Equipment: We had $46 million of proceeds related to the sale of property, plant, and equipment in the first half of 2016 compared to $1 million in the first half of 2015. The proceeds in the first half of 2016 were comprised of $27 million from the sale of buildings and land on the Schaumburg, IL headquarters campus and $19 million received from the sale of the corporate aircraft.

Financing Activities
Net cash used for financing activities was $51 million in the first half of 2016, compared to $1.1 billion in the first half of 2015. Cash used for financing activities in the first half of 2016 was primarily comprised of: (i) $619 million used for purchases of our common stock under our share repurchase program and (ii) $143 million of cash used for the payment of dividends, partially offset by: (i) $673 million of net proceeds from the issuance of the Term Loan and (ii) $40 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first half of 2015 was primarily comprised of: (i) $939 million used for purchases of our common stock under our share repurchase program and (ii) $148 million of cash used for the payment of dividends, partially offset by $37 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $5.0 billion and $4.3 billion, including the current portions of $5 million at July 2, 2016 and $4 million at December 31, 2015, respectively.
In connection with the completion of the acquisition of GDCL, we entered into a new term loan credit agreement (the “Term Loan Agreement”), under which we borrowed a Term Loan with an initial principal amount of $675 million. We received net proceeds of $673 million, net of $2 million of issuance costs. Interest on the Term Loan is variable and indexed to LIBOR. No additional borrowings are permitted under the Term Loan Agreement and amounts borrowed and repaid or prepaid may not be re-borrowed. Our borrowing capacity under the 2014 Motorola Solutions Credit Agreement may be partially limited during the third quarter of 2016 due to the additional indebtedness incurred in connection with the Term Loan. However, we believe we will continue to have sufficient liquidity to operate our business.
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
Share Repurchase Program: During the six months ended July 2, 2016, the Company paid an aggregate of $619 million, including transaction costs, to repurchase approximately 9.0 million shares at an average price of $68.68 per share. As of July 2, 2016, the Company had used approximately $11.6 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $415 million of authority available for future repurchases. Subsequent to quarter end, the Board of Directors approved a $2.0 billion increase to the share repurchase program, raising the remaining authority available for future repurchases to $2.4 billion.
Payment of Dividends: During the second quarter of 2016, we paid $72 million in cash dividends to holders of our common stock. During the first half of 2016, we paid $143 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $70 million in cash dividends to holders of our common stock.
Credit Facilities
As of July 2, 2016, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 2, 2016. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first half of 2016.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $131 million at July 2, 2016, compared to $112 million at December 31, 2015.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $42 million at July 2, 2016, compared to $47 million at December 31, 2015.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Accounts receivable sales proceeds	$5	$5	$7	$11
Long-term receivables sales proceeds	70	43	134	108
Total proceeds from sales of accounts receivable	$75	$48	$141	$119
At July 2, 2016, the Company had retained servicing obligations for $699 million of long-term receivables, compared to $668 million of long-term receivables at December 31, 2015. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at July 2, 2016.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the our annual reporting period begins after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “"Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. In April of 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments," which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for the Company January 1, 2020 and interim periods within that reporting period. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of July 2, 2016, we had outstanding foreign exchange contracts with notional amounts totaling $700 million, compared to $494 million outstanding as of December 31, 2015. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2016, and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2016	December 31, 2015
Euro	$210	$99
British Pound	168	62
Chinese Renminbi	(87)	(114)
Australian Dollar	(57)	(60)
Brazilian Real	(57)	(44)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the impact of the GDCL acquisition on our business, (b) trends affecting our business, including: (i) the impact of macroeconomic conditions, (ii) the impact of foreign exchange rate fluctuations, (iii) the impact of cost savings initiatives on operating expenses, (iv) the growth of our Services segment and the resulting impact on consolidated gross margin, and (v) the decline of iDEN product and services sales and the related impact on revenue and gross margins within the Services segment, (c) our business strategies and expected results, (d) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (e) our ability and cost to repatriate funds, (f) our ability to settle the principal amount of the Senior Convertible Notes in cash, (g) our ability and cost to access the capital markets at our current ratings, (h) our ability to borrow and the amount available under our credit facilities, (i) our plans with respect to the level of outstanding debt, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the adequacy of our cash balances to meet current operating requirements, (l) potential contractual damages claims, and (m) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We previously were in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our businesses. With the sale of the Enterprise business which included the transfer of our existing ERP system to Zebra, we have entered into transition service agreements which require us to operate in a shared information technology environment with Zebra until 2017. We are completing the design phase for the initial release of our future ERP system and have begun system integration testing. Phase one will allow us to cease using the Zebra transition services agreement and includes the replacement of regional systems supporting our product based business and the current indirect procurement system. Phase one is scheduled to go-live in 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 2, 2016.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/30/16 to 4/26/16	—	$—	—	$969,403,764
4/27/16 to 5/24/16	2,968,171	$70.02	2,968,171	$761,566,327
5/25/16 to 6/28/16	5,143,377	$67.42	5,143,377	$414,799,800
Total	8,111,548	$68.37	8,111,548

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 3, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 2, 2016, the Company had used approximately $11.6 billion, including transaction costs, to repurchase shares, leaving $415 million of authority available for future repurchases. As of August 3, 2016, subsequent to quarter end, the Board of Directors approved a $2.0 billion increase to the share repurchase program, raising the remaining authority available for future repurchases to $2.4 billion.

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
August 4, 2016

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