Form 10-Q
period 2016-10-01
Motorola Solutions, Inc.
filed 2016-11-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 1, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-7221
____________________________________________
MOTOROLA SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

DELAWARE (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)
500 W. Monroe Street, Chicago, Illinois (Address of principal executive offices)	60661 (Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 1, 2016:

Class	Number of Shares
Common Stock; $.01 Par Value	165,963,465

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales from products	$920	$925	$2,423	$2,550
Net sales from services	612	497	1,732	1,463
Net sales	1,532	1,422	4,155	4,013
Costs of products sales	398	395	1,124	1,139
Costs of services sales	372	342	1,090	993
Costs of sales	770	737	2,214	2,132
Gross margin	762	685	1,941	1,881
Selling, general and administrative expenses	247	259	722	769
Research and development expenditures	137	153	411	468
Other charges	37	42	144	39
Operating earnings	341	231	664	605
Other income (expense):
Interest expense, net	(54)	(43)	(157)	(122)
Gains (losses) on sales of investments and businesses, net	7	10	(13)	60
Other	(1)	(1)	(12)	(3)
Total other expense	(48)	(34)	(182)	(65)
Earnings from continuing operations before income taxes	293	197	482	540
Income tax expense	100	71	164	175
Earnings from continuing operations	193	126	318	365
Loss from discontinued operations, net of tax	—	(11)	—	(32)
Net earnings	193	115	318	333
Less: Earnings attributable to noncontrolling interests	1	—	1	2
Net earnings attributable to Motorola Solutions, Inc.	$192	$115	$317	$331
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings from continuing operations, net of tax	$192	$126	$317	$363
Loss from discontinued operations, net of tax	—	(11)	—	(32)
Net earnings attributable to Motorola Solutions, Inc.	$192	$115	$317	$331
Earnings (loss) per common share:
Basic:
Continuing operations	$1.15	$0.63	$1.85	$1.75
Discontinued operations	—	(0.05)	—	(0.15)
	$1.15	$0.58	$1.85	$1.60
Diluted:
Continuing operations	$1.13	$0.63	$1.82	$1.74
Discontinued operations	—	(0.06)	—	(0.16)
	$1.13	$0.57	$1.82	$1.58
Weighted average common shares outstanding:
Basic	166.3	199.2	171.0	207.2
Diluted	169.6	201.3	174.0	209.2
Dividends declared per share	$0.41	$0.34	$1.23	$1.02
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net earnings	$193	$115
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(49)	(16)
Marketable securities	1	(5)
Defined benefit plans	5	—
Total other comprehensive loss, net of tax	(43)	(21)
Comprehensive income	150	94
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$149	$94

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Net earnings	$318	$333
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(134)	(35)
Marketable securities	4	(34)
Defined benefit plans	65	(82)
Total other comprehensive loss, net of tax	(65)	(151)
Comprehensive income	253	182
Less: Earnings attributable to noncontrolling interest	1	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$252	$180
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	October 1, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,687	$1,980
Accounts receivable, net	1,164	1,362
Inventories, net	283	296
Other current assets	670	954
Current assets held for disposition	—	27
Total current assets	3,804	4,619
Property, plant and equipment, net	780	487
Investments	238	231
Deferred income taxes	2,187	2,278
Goodwill	597	420
Other assets	1,013	271
Non-current assets held for disposition	—	40
Total assets	$8,619	$8,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$5	$4
Accounts payable	406	518
Accrued liabilities	1,750	1,671
Total current liabilities	2,161	2,193
Long-term debt	5,044	4,345
Other liabilities	2,062	1,904
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 10/1/16—166.3; 12/31/15—174.5
Outstanding shares: 10/1/16—166.0; 12/31/15—174.3
Additional paid-in capital	174	42
Retained earnings	1,096	1,716
Accumulated other comprehensive loss	(1,931)	(1,866)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(659)	(106)
Noncontrolling interests	11	10
Total stockholders’ equity (deficit)	(648)	(96)
Total liabilities and stockholders’ equity	$8,619	$8,346
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2015	174.5	$44	$(1,866)	$1,716	$10
Net earnings				317	1
Other comprehensive loss			(65)
Issuance of common stock and stock options exercised	2.3	80
Share repurchase program	(10.5)			(728)
Share-based compensation expense		52
Dividends declared				(209)
Balance as of October 1, 2016	166.3	$176	$(1,931)	$1,096	$11
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2016	October 3, 2015
Operating
Net earnings attributable to Motorola Solutions, Inc.	$317	$331
Earnings attributable to noncontrolling interests	1	2
Net earnings	318	333
Loss from discontinued operations, net of tax	—	(32)
Earnings from continuing operations, net of tax	318	365
Adjustments to reconcile Earnings from continuing operations to Net cash provided by operating activities:
Depreciation and amortization	220	113
Non-cash other charges	43	43
Non-U.S. pension curtailment gain	—	(32)
Share-based compensation expense	52	58
Losses (gains) on sales of investments and businesses, net	13	(60)
Deferred income taxes	143	127
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	245	167
Inventories	—	(21)
Other current assets	(102)	38
Accounts payable and accrued liabilities	(224)	(152)
Other assets and liabilities	(56)	(39)
Net cash provided by operating activities	652	607
Investing
Acquisitions and investments, net	(1,215)	(150)
Proceeds from sales of investments and businesses, net	637	150
Capital expenditures	(211)	(131)
Proceeds from sales of property, plant and equipment	68	2
Net cash used for investing activities	(721)	(129)
Financing
Repayment of debt	(3)	(3)
Net proceeds from issuance of debt	673	976
Issuance of common stock	80	69
Purchase of common stock	(728)	(2,996)
Excess tax benefit from share-based compensation	—	1
Payment of dividends	(213)	(218)
Net cash used for financing activities	(191)	(2,171)
Effect of exchange rate changes on cash and cash equivalents	(33)	(61)
Net decrease in cash and cash equivalents	(293)	(1,754)
Cash and cash equivalents, beginning of period	1,980	3,954
Cash and cash equivalents, end of period	$1,687	$2,200
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$152	$130
Income and withholding taxes, net of refunds	62	86
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of October 1, 2016 and for the three and nine months ended October 1, 2016 and October 3, 2015 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended October 1, 2016 are not necessarily indicative of the operating results to be expected for the full year.
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
During the three months ended October 1, 2016, Motorola Solutions relocated its global headquarters from Schaumburg, IL to Chicago, IL. The move provides the Company with access to key talent and allows the Company to optimize the Schaumburg campus for current space requirements.
On September 23, 2016, the Company entered into a stock purchase agreement with Spillman Technologies, a provider of comprehensive law enforcement and public safety software solutions. The acquisition, which is expected to close in the fourth quarter of 2016, will expand the Company's smart public safety portfolio and will enable the Company to offer a full suite of command center solutions to a broader customer base.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
The Company elected to adopt ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2016. ASU 2016-09, which was issued by the FASB in March 2016, simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The impact of the prospective adoption of the provisions related to the recognition of excess tax benefits in income tax expense was a $5 million income tax benefit during the nine months ended October 1, 2016. Additionally, as a result of the adoption of this accounting standard, excess tax benefits on share-based compensation have been reported as a component of operating cash rather than within financing cash flows as previously presented, while the payment of withholding taxes on the settlement of share-based awards has been reported as a component of financing cash flows rather than within operating cash flows as previously presented. The change in presentation of withholding taxes within the condensed consolidated statements of cash flows has been adopted retrospectively, thereby increasing operating cash flows and reducing financing cash flows by $16 million for both the nine months ended October 1, 2016 and October 3, 2015. The presentation of excess tax benefits on share-based compensation has been adjusted prospectively within the condensed consolidated statement of cash flows, increasing operating cash flow and decreasing financing cash flow by $5 million for the nine months ended October 1, 2016.
The Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," effective January 1, 2016. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. We have retrospectively adopted ASU 2015-03 effective January 1, 2016. As a result, debt issuance costs which were previously capitalized in other assets in the condensed consolidated balance sheet have been presented as a reduction to long-term debt. As of October 1, 2016 and December 31, 2015, $31 million and $41 million, respectively, have been presented as a component of long-term debt.

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
During the three and nine months ended October 1, 2016, the Company had no earnings from discontinued operations in the condensed consolidated statements of operations. During the three and nine months ended October 3, 2015, the Company recorded losses from discontinued operations of $11 million and $32 million, respectively.

3.	Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Other charges:
Intangibles amortization	$31	$2	$83	$6
Reorganization of business	6	8	28	33
Building impairment	—	6	17	6
Non-U.S. pension curtailment gain	—	—	—	(32)
Impairment of corporate aircraft	—	26	3	26
Acquisition-related transaction fees	—	—	13	—
	$37	$42	$144	$39
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest income (expense), net:
Interest expense	$(58)	$(47)	$(169)	$(132)
Interest income	4	4	12	10
	$(54)	$(43)	$(157)	$(122)
Other:
Investment impairments	(2)	—	(2)	(3)
Foreign currency gain (loss)	7	(29)	$34	$(23)
Gain (loss) on derivative instruments	(11)	25	(41)	13
Gains on equity method investments	—	2	2	6
Realized foreign currency loss on acquisition	—	—	(10)	—
Other	5	1	5	4
	$(1)	$(1)	$(12)	$(3)

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Three Months Ended	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic earnings per common share:
Earnings	$192	$126	$192	$115
Weighted average common shares outstanding	166.3	199.2	166.3	199.2
Per share amount	$1.15	$0.63	$1.15	$0.58
Diluted earnings per common share:
Earnings	$192	$126	$192	$115
Weighted average common shares outstanding	166.3	199.2	166.3	199.2
Add effect of dilutive securities:
Share-based awards	2.4	2.1	2.4	2.1
Senior Convertible Notes	0.9	—	0.9	—
Diluted weighted average common shares outstanding	169.6	201.3	169.6	201.3
Per share amount	$1.13	$0.63	$1.13	$0.57

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings from Continuing Operations, net of tax		Net Earnings
Nine Months Ended	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic earnings per common share:
Earnings	$317	$363	$317	$331
Weighted average common shares outstanding	171.0	207.2	171.0	207.2
Per share amount	$1.85	$1.75	$1.85	$1.60
Diluted earnings per common share:
Earnings	$317	$363	$317	$331
Weighted average common shares outstanding	171.0	207.2	171.0	207.2
Add effect of dilutive securities:
Share-based awards	2.5	2.0	2.5	2.0
Senior Convertible Notes	0.5	—	0.5	—
Diluted weighted average common shares outstanding	174.0	209.2	174.0	209.2
Per share amount	$1.82	$1.74	$1.82	$1.58
In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended October 1, 2016, the assumed exercise of 2.5 million options were excluded because their inclusion would have been antidilutive. For the nine months ended October 1, 2016, the assumed exercise of 2.9 million options and the assumed vesting of 0.4 million restricted stock units ("RSUs") were excluded because their inclusion would have been antidilutive.
For the three months ended October 3, 2015, the assumed exercise of 3.9 million stock options were excluded because their inclusion would have been antidilutive. For the nine months ended October 3, 2015, the assumed exercise of 2.6 million options and the assumed vesting of 0.4 million RSUs were excluded because their inclusion would have been antidilutive.
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

Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. In this case, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the three and nine months ended October 1, 2016, the dilutive impact of the Senior Convertible Notes was 0.9 million shares and 0.5 million shares, respectively.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $1.7 billion at October 1, 2016 and $2.0 billion at December 31, 2015. Of these amounts, $63 million was restricted at both October 1, 2016 and December 31, 2015.
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	October 1, 2016	December 31, 2015
Accounts receivable	$1,207	$1,390
Less allowance for doubtful accounts	(43)	(28)
	$1,164	$1,362
Inventories, Net
Inventories, net, consist of the following:

	October 1, 2016	December 31, 2015
Finished goods	$154	$151
Work-in-process and production materials	265	287
	419	438
Less inventory reserves	(136)	(142)
	$283	$296
Other Current Assets
Other current assets consist of the following:

	October 1, 2016	December 31, 2015
Available-for-sale securities	$45	$438
Costs and earnings in excess of billings	413	374
Tax-related refunds receivable	100	44
Other	112	98
	$670	$954
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	October 1, 2016	December 31, 2015
Land	$14	$17
Building	293	523
Machinery and equipment	1,920	1,585
	2,227	2,125
Less accumulated depreciation	(1,447)	(1,638)
	$780	$487

Depreciation expense for the three months ended October 1, 2016 and October 3, 2015 was $45 million and $30 million, respectively. Depreciation expense for the nine months ended October 1, 2016 and October 3, 2015 was $137 million and $107 million, respectively.
On February 1, 2016, the Company completed the sale of its Penang, Malaysia manufacturing operations, including the land, building, equipment, and inventory, as well as the transfer of employees to a contract manufacturer. During the nine months ended October 1, 2016, the Company incurred a loss of $7 million on the sale of its Penang, Malaysia facility and manufacturing operations, which is included within Gains (losses) on sales of investments and businesses, net.
The Company acquired property, plant and equipment, including network-related assets, with a fair value of $245 million in the acquisition of GDCL on February 19, 2016. See discussion in Note 14.
During the nine months ended October 1, 2016, the Company sold all remaining parcels of its Schaumburg, IL headquarters campus. A building impairment loss of $17 million has been recognized in Other charges during the nine months ended October 1, 2016 related to the excess carrying value of the long-lived assets in relation to the selling price.
During the three months ended October 1, 2016, Motorola Solutions relocated its global headquarters from Schaumburg, IL to Chicago, IL. The move provides the Company with access to key talent and allows the Company to optimize the Schaumburg campus for current space requirements.
Investments
Investments consist of the following:

October 1, 2016	Cost Basis	Unrealized Gains	Unrealized Losses	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$50	$—	$—	$50
Corporate bonds	5	—	—	5
Common stock	—	1	—	1
	55	1	—	56
Other investments, at cost	217	—	—	217
Equity method investments	10	—	—	10
	$282	$1	$—	$283
Less: current portion of available-for-sale securities				45
				$238

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$455	$—	$(11)	$444
Corporate bonds	7	—	—	7
Common stock	—	6	—	6
	462	6	(11)	457
Other investments, at cost	203	—	—	203
Equity method investments	9	—	—	9
	$674	$6	$(11)	$669
Less: current portion of available-for-sale securities				438
				$231

In December 2015, the Company invested $401 million in United Kingdom treasury securities in order to partially offset the risk associated with fluctuations in the British Pound Sterling in the period before the closing of the purchase of GDCL. The investments were recorded within Other current assets in the Company's consolidated balance sheets. The Company liquidated these investments in February 2016 to partially fund the acquisition of GDCL. During the nine months ended October 1, 2016, the Company realized a loss of $19 million associated with the sale of the treasury securities, of which, $11 million was unrealized as of December 31, 2015.
Other Assets
Other assets consist of the following:

	October 1, 2016	December 31, 2015
Intangible assets, net (Note 14)	$769	$49
Non-current long-term receivables, net	43	47
Defined benefit plan assets	163	128
Other	38	47
	$1,013	$271
Accrued Liabilities
Accrued liabilities consist of the following:

	October 1, 2016	December 31, 2015
Deferred revenue	$404	$390
Compensation	196	241
Billings in excess of costs and earnings	329	337
Tax liabilities	72	48
Dividend payable	68	71
Trade liabilities	159	135
Other	522	449
	$1,750	$1,671
Other Liabilities
Other liabilities consist of the following:

	October 1, 2016	December 31, 2015
Defined benefit plans	$1,486	$1,512
Postretirement Health Care Benefit Plan	—	49
Deferred revenue	126	113
Unrecognized tax benefits	42	50
Deferred income taxes	119	—
Deferred consideration (Note 14)	76	—
Other	213	180
	$2,062	$1,904
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
During the nine months ended October 1, 2016, the Company paid an aggregate of $728 million, including transaction costs, to repurchase approximately 10.5 million shares at an average price of $69.31 per share. As of October 1, 2016, the

Company had used approximately $11.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.3 billion of authority available for future repurchases.
Payment of Dividends: On November 3, 2016, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.41 per share to $0.47 per share of common stock. During both the three months ended October 1, 2016 and October 3, 2015, the Company paid $70 million in cash dividends to holders of its common stock. During the nine months ended October 1, 2016 and October 3, 2015, the Company paid $213 million and $218 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(351)	$(223)	$(266)	$(204)
Other comprehensive loss before reclassification adjustment	(47)	(17)	(131)	(35)
Tax (expense) benefit	(2)	1	(3)	—
Other comprehensive loss, net of tax	(49)	(16)	(134)	(35)
Balance at end of period	$(400)	$(239)	$(400)	$(239)
Available-for-Sale Securities:
Balance at beginning of period	$—	$15	$(3)	$44
Other comprehensive income (loss) before reclassification adjustment	1	—	(1)	(2)
Tax benefit	—	—	1	1
Other comprehensive income (loss) before reclassification adjustment, net of tax	1	—	—	(1)
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net	—	(8)	6	(54)
Tax expense (benefit)	—	3	(2)	21
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	—	(5)	4	(33)
Other comprehensive income (loss), net of tax	1	(5)	4	(34)
Balance at end of period	$1	$10	$1	$10
Defined Benefit Plans:
Balance at beginning of period	(1,537)	(1,777)	$(1,597)	$(1,695)
Other comprehensive income (loss) before reclassification adjustment	—	—	53	(53)
Tax expense	—	—	(16)	—
Other comprehensive income (loss) before reclassification adjustment, net of tax	—	—	37	(53)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	13	20	40	56
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(7)	(20)	(20)	(52)
Reclassification adjustment - Non-U.S. pension curtailment gain into Other charges	—	—	—	(32)
Tax expense (benefit)	(1)	—	8	(1)
Reclassification adjustment into Selling, general, and administrative expenses, net of tax	5	—	28	(29)
Other comprehensive income (loss), net of tax	5	—	65	(82)
Balance at end of period	$(1,532)	$(1,777)	$(1,532)	$(1,777)

Total Accumulated other comprehensive loss	$(1,931)	$(2,006)	$(1,931)	$(2,006)

4.	Debt and Credit Facilities
As of October 1, 2016, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including a maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of October 1, 2016. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the nine months ended October 1, 2016.
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
Effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Under this guidance, the Company has revised the presentation of debt issuance costs which were previously capitalized in other assets in the consolidated balance sheet to be presented as a reduction to long-term debt. As of October 1, 2016 and December 31, 2015, $31 million and $41 million, respectively, have been reclassified to be presented as a component of long-term debt.

5.	Risk Management
Foreign Currency Risk
As of October 1, 2016, the Company had outstanding foreign exchange contracts with notional amounts totaling $744 million, compared to $494 million outstanding at December 31, 2015. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2016, and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2016	December 31, 2015
Euro	$211	$99
British Pound	192	62
Chinese Renminbi	(98)	(114)
Australian Dollar	(61)	(60)
Brazilian Real	(59)	(44)
Interest Rate Risk
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as a hedge. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swap was in a liability position of $1 million at both October 1, 2016 and December 31, 2015.
The Company is exposed to interest rate risk on its Term Loan which has a variable interest rate that is indexed to LIBOR.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of October 1, 2016, all of the counterparties have investment grade credit ratings. As of October 1, 2016, the aggregate net credit risk with all counterparties was de minimus.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of October 1, 2016 and December 31, 2015:

	Fair Values of Derivative Instruments
	Assets		Liabilities
October 1, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	Other current assets	$18	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	$—		$19

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$6	Other current assets	$2	Accrued liabilities
Interest rate swap	—	Other current assets	1	Accrued liabilities
Total derivatives	$6		$3
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated statements of operations for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest rate swap	$—	$—	$—	$1	Other income (expense)
Foreign exchange contracts	(11)	25	(41)	12	Other income (expense)
Total derivatives	$(11)	$25	$(41)	$13
The Company had no instruments designated as hedging instruments for the three and nine months ended October 1, 2016 and October 3, 2015.

6.	Income Taxes
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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Earnings from continuing operations before income taxes	$293	$197	$482	$540
Income tax expense	100	71	164	175
Effective tax rate	34%	36%	34%	32%
The Company recorded $100 million of net tax expense in the third quarter of 2016 resulting in an effective tax rate of 34%, compared to $71 million of net tax expense in the third quarter of 2015 resulting in an effective tax rate of 36%. The effective tax rate in the third quarter of 2016 was lower than the U.S. statutory tax rate of 35% partly due to favorable discrete adjustments to deferred tax assets of foreign subsidiaries. The effective tax rate in the third quarter of 2015 was higher than the U.S. statutory tax rate of 35% primarily due to higher income in the U.S. relative to foreign operations.

The Company recorded $164 million of net tax expense in the first nine months of 2016 resulting in an effective tax rate of 34%, compared to $175 million of net tax expense resulting in an effective tax rate of 32% in the first nine months of 2015. The effective tax rate for the first nine months of 2016 was lower than the U.S. statutory tax rate of 35% partly due to the recognition of excess tax benefits on share-based compensation. The effective tax rate in the first nine months of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S. domestic production tax deduction.

7.	Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$—	$—	$2	$3	$—	$—
Interest cost	46	48	13	14	1	2
Expected return on plan assets	(55)	(53)	(23)	(23)	(2)	(2)
Amortization of:
Unrecognized net loss	9	12	3	5	1	3
Unrecognized prior service benefit	—	—	—	(1)	(7)	(15)
Net periodic pension cost (benefit)	$—	$7	$(5)	$(2)	$(7)	$(12)
The Company made no contributions to its U.S. Pension Benefit Plans during both the three months ended October 1, 2016 and October 3, 2015. The Company made $2 million of contributions to its Non U.S. Pension Benefit Plans during both the three months ended October 1, 2016 and October 3, 2015.

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$—	$—	$6	$10	$—	$1
Interest cost	138	144	41	49	3	6
Expected return on plan assets	(165)	(159)	(71)	(79)	(7)	(7)
Amortization of:
Unrecognized net loss	27	35	9	13	4	8
Unrecognized prior service benefit	—	—	—	(3)	(20)	(45)
Curtailment gain	—	—	—	(32)	—	—
Net periodic cost (benefit)	$—	$20	$(15)	$(42)	$(20)	$(37)
The Company made $2 million of contributions to its U.S. Pension Benefit Plans during the nine months ended October 1, 2016 and no contributions to its U.S. Pension Benefit Plans during the nine months ended October 3, 2015. During the nine months ended October 1, 2016 and October 3, 2015, the Company made $7 million and $8 million of contributions to its Non U.S. Pension Benefit Plans, respectively.
During the nine months ended October 1, 2016, the Company made an amendment to the Postretirement Health Care Benefits Plan (the “Amendment”). As a result of the Amendment, all eligible retirees under the age of 65 will be provided an annual subsidy per household, versus per individual, toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses.
The Amendment to the Postretirement Health Care Benefits Plan required a remeasurement of the plan, resulting in a $53 million reduction in the accumulated Postretirement Benefit Obligation. A substantial portion of the decrease is related to a prior service credit and will be recognized as a credit to the condensed consolidated statements of operations over approximately five years, or the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
During the nine months ended October 3, 2015, the Company amended its Non U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015.  As a result, the Company recorded a curtailment gain of $32 million to Other charges in the Company’s condensed consolidated statements of operations.

Effective January 1, 2016, the Company changed the method used to estimate the interest and service cost components of net periodic cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of net periodic cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. This change does not affect the measurement of total benefit obligations as the change in interest and service cost is completely offset in the actuarial loss reported in the period. The Company has concluded that this change is a change in estimate and, therefore, has accounted for it prospectively beginning January 1, 2016. Based on the change in estimate, the Company experienced no reduction in service costs and a $21 million reduction in interest costs for the nine months ended October 1, 2016 compared to the prior approach. The overall reduction in the interest cost for the nine months ended October 1, 2016 is comprised of $14 million related to the U.S. Pension Benefit Plans, $3 million related to the Postretirement Health Care Benefit Plans, and $4 million related to the Non U.S. Pension Benefits Plan.

8.	Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Share-based compensation expense included in:
Costs of sales	$2	$2	$7	$7
Selling, general and administrative expenses	12	13	35	38
Research and development expenditures	3	3	10	13
Share-based compensation expense included in Operating earnings	17	18	52	58
Tax benefit	5	6	16	19
Share-based compensation expense, net of tax	$12	$12	$36	$39
Decrease in basic earnings per share	$(0.07)	$(0.06)	$(0.21)	$(0.19)
Decrease in diluted earnings per share	$(0.07)	$(0.06)	$(0.21)	$(0.19)
During the nine months ended October 1, 2016, the Company granted 0.7 million RSUs and market stock units ("MSUs") and 0.7 million stock options and performance options ("POs"). The total aggregate compensation expense, net of estimated forfeitures, for these RSUs and MSUs was $42 million and stock options and POs was $10 million, respectively, which will generally be recognized over the vesting period of three years.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 1, 2016 and December 31, 2015 were as follows:

October 1, 2016	Level 1	Level 2	Total
Assets:
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$50	$50
Corporate bonds	—	5	5
Common stock	1	—	1
Liabilities:
Foreign exchange derivative contracts	$—	$18	$18
Interest rate swap	—	1	1

December 31, 2015	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	444	444
Corporate bonds	—	7	7
Common stock	6	—	6
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest rate swap	—	1	1
The Company had no Level 3 holdings as of October 1, 2016 or December 31, 2015.
At October 1, 2016 and December 31, 2015, the Company had $1.1 billion and $1.3 billion, respectively, of investments in money market mutual funds (Level 2) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 1, 2016 and December 31, 2015 was $5.2 billion and $4.1 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.	Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	October 1, 2016	December 31, 2015
Long-term receivables, net	54	60
Less current portion	(11)	(13)
Non-current long-term receivables, net	$43	$47
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $214 million at October 1, 2016, compared to $112 million at December 31, 2015.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Accounts receivable sales proceeds	$8	$5	$15	$16
Long-term receivables sales proceeds	39	24	173	132
Total proceeds from receivable sales	$47	$29	$188	$148
At October 1, 2016, the Company had retained servicing obligations for $685 million of long-term receivables, compared to $668 million of long-term receivables at December 31, 2015. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at October 1, 2016 and December 31, 2015 is as follows:

October 1, 2016	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$12	$—	$—	$—
Commercial loans and leases secured	42	—	1	1
Total gross long-term receivables, including current portion	$54	$—	$1	$1

December 31, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$35	$—	$—	$—
Commercial loans and leases secured	25	1	1	1
Total gross long-term receivables, including current portion	$60	$1	$1	$1

11.	Commitments and Contingencies
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at October 1, 2016.
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
The following table summarizes Net sales by segment:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Products	$920	$925	$2,423	$2,550
Services	612	497	1,732	1,463
	$1,532	$1,422	$4,155	$4,013
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Products	$225	$178	$404	$413
Services	116	53	260	192
Operating earnings	341	231	664	605
Total other expense	(48)	(34)	(182)	(65)
Earnings from continuing operations before income taxes	$293	$197	$482	$540

13.	Reorganization of Business
2016 Charges
During the three months ended October 1, 2016, the Company recorded net reorganization of business charges of $7 million including $6 million of charges in Other charges and $1 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $7 million were charges of $8 million related to employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.
During the nine months ended October 1, 2016, the Company recorded net reorganization of business charges of $74 million including $48 million of charges in Other charges and $26 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $74 million were charges of: (i) $54 million for employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

October 1, 2016	Three Months Ended	Nine Months Ended
Products	$5	$59
Services	2	15
	$7	$74
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2016 to October 1, 2016:

	January 1, 2016	Additional Charges	Adjustments	Amount Used	October 1, 2016
Exit costs	$9	$5	$—	$(5)	$9
Employee separation costs	51	54	(5)	(54)	46
	$60	$59	$(5)	$(59)	$55
Exit Costs
At January 1, 2016, the Company had $9 million of accruals for exit costs. During the nine months ended October 1, 2016, there were $5 million of additional charges and $5 million of cash payments related to the exit of leased facilities. The remaining accrual of $9 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 1, 2016, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2016, the Company had an accrual of $51 million for employee separation costs. The 2016 additional charges of $54 million represent severance costs for approximately 600 employees. The adjustment of $5 million reflects reversals for accruals no longer needed. The $54 million used reflects cash payments to severed employees. The remaining accrual of $46 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at October 1, 2016, is expected to be paid, primarily within one year, to approximately 500 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2015 Charges
During the three months ended October 3, 2015, the Company recorded net reorganization of business charges of $41 million including $40 million of charges in Other charges and $1 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $41 million were charges of: (i) $26 million for the impairment of corporate aircraft, (ii) $11 million of charges related to employee separation costs, and (iii) a $6 million building impairment charge, partially offset by $2 million of reversals for accruals no longer needed.
During the nine months ended October 3, 2015, the Company recorded net reorganization of business charges of $70 million including $65 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $70 million were charges of: (i) $36 million related to employee separation costs, (ii) $26 million for the impairment of the corporate aircraft, (iii) a $6 million building impairment charge, and (iv) $4 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
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
The acquisition of GDCL enables the Company to geographically diversify its global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers. During the nine months ended October 1, 2016, the Company recorded $338 million within Net sales and $71 million within Net earnings from the operations of Airwave.
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

Cash	$86
Accounts receivable, net	55
Other current assets	36
Property, plant and equipment, net	245
Deferred income taxes	78
Accounts payable	(18)
Accrued liabilities	(181)
Other liabilities	(289)
Goodwill	195
Intangible assets	875
Total consideration	$1,082
Net present value of deferred consideration payment to former owners	(82)
Net cash consideration at purchase	$1,000
Acquired intangible assets consist of $846 million of customer relationships and $29 million of trade names. All intangibles have a useful life of seven years, over which amortization expense will be recognized on a straight line basis.
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
On August 9, 2016, the Company completed the acquisition of a provider of communications systems support and two-way radios, for a gross purchase price of $6 million, recognizing $5 million of identifiable intangible assets, which will be amortized over a period of five years. The results of operations for these acquisitions have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date.
On September 23, 2016, the Company entered into a stock purchase agreement with Spillman Technologies, a provider of comprehensive law enforcement and public safety software solutions. The acquisition, which is expected to close in the fourth quarter of 2016, will expand the Company's smart public safety portfolio and will enable the Company to offer a full suite of command center solutions to a broader customer base.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of the Company and GDCL for the three and nine months ended October 1, 2016 and October 3, 2015 as if the acquisition of GDCL had occurred on January 1, 2016 and January 1, 2015, respectively, (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$1,532	$1,570	$4,226	$4,450
Earnings from continuing operations	192	152	340	(464)
Basic earnings per share from continuing operations	1.15	0.76	1.99	(2.24)
Diluted earnings per share from continuing operations	1.13	0.76	1.95	(2.22)
The Company did not adjust the effects of an $884 million goodwill impairment charge reported in the historic results of GDCL for the nine months ended October 3, 2015 on the basis that the goodwill impairment charge was not directly attributable to the acquisition of GDCL by the Company. However, this goodwill impairment charge should be highlighted as unusual and non-recurring.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	October 1, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$60	$36	$60	$32
Patents	8	6	8	5
Customer-related	795	79	23	10
Other intangibles	43	16	20	15
	$906	$137	$111	$62
Amortization expense on intangible assets was $31 million for the three months ended October 1, 2016 and $83 million for the nine months ended October 1, 2016. Amortization expense on intangible assets was $2 million for the three months ended October 3, 2015 and $6 million for the nine months ended October 3, 2015. The increase in amortization expense is due to the acquisition of GDCL. As of October 1, 2016, annual amortization expense is estimated to be $114 million in 2016, $123 million in 2017, $122 million in 2018 and 2019, $119 million in 2020, and $118 million in 2021.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	October 1, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$86	$61	$89	$60
Services	820	76	22	2
	$906	$137	$111	$62

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2016 to October 1, 2016:

	Products	Services	Total
Balance as of January 1, 2016
Aggregate goodwill	$270	$150	$420
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$150	$420
Goodwill acquired	—	170	170
Purchase accounting adjustments	—	25	25
Foreign currency	—	(18)	(18)
Balance as of October 1, 2016
Aggregate goodwill	$270	$327	$597
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$327	$597

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended October 1, 2016 and October 3, 2015, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
During the three months ended October 1, 2016, we relocated our global headquarters from Schaumburg, IL to Chicago, IL. The move provides us with access to key talent and allows the Company to optimize the Schaumburg campus for current space requirements.
On September 23, 2016, we entered into a stock purchase agreement with Spillman Technologies, a provider of comprehensive law enforcement and public safety software solutions. The acquisition, which is expected to close in the fourth quarter of 2016, will expand our smart public safety portfolio and enables us to offer a full suite of command center solutions to a broader customer base.
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
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the third quarter of 2016, the segment’s net sales were $920 million, representing 60% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the third quarter of 2016, the segment’s net sales were $612 million, representing 40% of our consolidated net sales.
Trends Affecting Our Business
Impact of Macroeconomic Conditions: The stronger U.S. dollar and weakening economic conditions have had a negative impact on sales, particularly in Latin America, parts of Europe, and China. Additionally, the strengthening dollar has reduced the purchasing power of our customers, and economic challenges have negatively impacted government budgets and funds available for the purchase of our products in these regions.
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
Cost Savings Initiatives: We are committed to employing disciplined financial policies and driving continuous efficiencies and improvements in our cost structure. We expect to reduce SG&A and R&D expenses during 2016 by approximately $120 million in comparison to 2015, excluding incremental operating expenses from acquisitions in the second half of the year. In the first nine months of 2016, we realized $97 million of SG&A and R&D cost savings.
Growth of Our Services Portfolio: Our Services segment is expected to grow at a higher rate than our Products segment. Overall, the Services segment has a lower gross margin percentage than the Products segment, but we expect consolidated operating margins to continue to expand. During the three and nine months ended October 1, 2016, we grew our net sales within the Services segment by 23% and 18%, respectively, inclusive of the acquisition of GDCL, compared to the three and nine months ended October 3, 2015.
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
Third Quarter Summary

•	Net sales were $1.5 billion in the third quarter of 2016, up $110 million, or 8%, from the third quarter of 2015.

•
We generated operating earnings of $341 million, or 22% of net sales, in the third quarter of 2016, compared to $231 million, or 16% of net sales, in the third quarter of 2015. Profitability increased primarily as a result of: (i) higher revenue and gross margin percentage in the Services segment and (ii) lower operating expenses as a result of cost savings initiatives.

•
We had earnings from continuing operations attributable to Motorola Solutions, Inc. of $192 million, or $1.13 per diluted common share, in the third quarter of 2016, compared to $126 million, or $0.63 per diluted common share, in the third quarter of 2015.

•	We generated net cash from operating activities of $652 million during the first nine months of 2016, compared to $607 million in the first nine months of 2015.

•	We returned $941 million in capital to shareholders through dividends and share repurchases during the first nine months of 2016.

•
We announced the acquisition of Spillman Technologies, a provider of comprehensive law enforcement and public safety software solutions. The acquisition, which is expected to close in the fourth quarter of 2016, will expand our smart public safety portfolio and will enable us to offer a full suite of command center solutions to a broader customer base.

•	We announced the increase of our quarterly dividend by 15 percent to $0.47 per share.
A summary of our segment results is as follows:

•
Products: Net sales were $920 million in the third quarter of 2016, a decrease of $5 million, or 1% compared to net sales of $925 million during the third quarter of 2015. On a geographic basis, net sales decreased in Europe, Middle East, and Africa ("EMEA"), Latin America, and Asia Pacific ("AP), and increased in North America, compared to the year-ago quarter.

•
Services: Net sales were $612 million in the third quarter of 2016, an increase of $115 million, or 23% compared to net sales of $497 million in the third quarter of 2015. On a geographic basis, net sales increased in EMEA, AP, and North America, and decreased in Latin America, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 1, 2016	% of Sales**	October 3, 2015	% of Sales**	October 1, 2016	% of Sales**	October 3, 2015	% of Sales**
Net sales from products	$920		$925		$2,423		$2,550
Net sales from services	612		497		1,732		1,463
Net sales	1,532		1,422		4,155		4,013
Costs of product sales	398	43.3%	395	42.7%	1,124	46.4%	1,139	44.7%
Costs of services sales	372	60.8%	342	68.8%	1,090	62.9%	993	67.9%
Costs of sales	770		737		2,214		2,132
Gross margin	762	49.7%	685	48.2%	1,941	46.7%	1,881	46.9%
Selling, general and administrative expenses	247	16.1%	259	18.2%	722	17.4%	769	19.2%
Research and development expenditures	137	8.9%	153	10.8%	411	9.9%	468	11.7%
Other charges	37	2.4%	42	3.0%	144	3.5%	39	1.0%
Operating earnings	341	22.3%	231	16.2%	664	16.0%	605	15.1%
Other income (expense):
Interest expense, net	(54)	(3.5)%	(43)	(3.0)%	(157)	(3.8)%	(122)	(3.0)%
Gains (losses) on sales of investments and businesses, net	7	0.5%	10	0.7%	(13)	(0.3)%	60	1.5%
Other	(1)	(0.1)%	(1)	(0.1)%	(12)	(0.3)%	(3)	(0.1)%
Total other expense	(48)	(3.1)%	(34)	(2.4)%	(182)	(4.4)%	(65)	(1.6)%
Earnings from continuing operations before income taxes	293	19.1%	197	13.9%	482	11.6%	540	13.5%
Income tax expense	100	6.5%	71	5.0%	164	3.9%	175	4.4%
Earnings from continuing operations	193	12.6%	126	8.9%	318	7.7%	365	9.1%
Less: Earnings attributable to noncontrolling interests	1	0.1%	—	—%	1	—%	2	—%
Earnings from continuing operations*	192	12.5%	126	8.9%	317	7.6%	363	9.0%
Loss from discontinued operations, net of tax	—	—%	(11)	(0.8)%	—	—%	(32)	(0.8)%
Net earnings*	$192	12.5%	$115	8.1%	$317	7.6%	$331	8.2%
Earnings (loss) per diluted common share*:
Continuing operations	$1.13		$0.63		$1.82		$1.74
Discontinued operations	—		(0.06)		—		(0.16)
Earnings per diluted common share*	$1.13		$0.57		$1.82		$1.58
* Amounts attributable to Motorola Solutions, Inc. common stockholders.
** Percentages may not add due to rounding

Results of Operations—Three months ended October 1, 2016 compared to three months ended October 3, 2015
The results of operations for the third quarter of 2016 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.5 billion in the third quarter of 2016, a $110 million, or 8%, increase compared to the third quarter of 2015. The increase in net sales is reflective of growth in EMEA, North America, and AP, partially offset by a decrease in Latin America. The increase in EMEA was due to growth in Services sales, primarily due to the acquisition of GDCL which provided $131 million of net sales within the quarter, partially offset by lower Products sales. The increase in North America was due to higher sales in both the Products and Services segments. The increase in AP was due to growth in Services sales, partially offset by lower Products sales. The decrease in Latin America was the result of lower Products and Services sales primarily due to continued macroeconomic pressures.
Gross Margin
Gross margin was $762 million, or 49.7% of net sales, in the third quarter of 2016, compared to $685 million, or 48.2% of net sales, in the third quarter of 2015. The increase in gross margin percentage was driven primarily by an increase in the margins within the Services segment while the Products segment decreased slightly. The increase in gross margin percentage in the Services segment was driven by the expansion of our Managed & Support services portfolio, primarily due to the acquisition of GDCL, which historically has had higher margins than our legacy portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased 5% to $247 million, or 16.1% of net sales, in the third quarter of 2016, compared to $259 million, or 18.2% of net sales, in the third quarter of 2015. The decrease in SG&A expenditures is primarily due to cost savings initiatives, including headcount reductions.
Research and Development Expenditures
R&D expenditures decreased 10% to $137 million, or 8.9% of net sales, in the third quarter of 2016, from $153 million, or 10.8% of net sales, in the third quarter of 2015. The decrease in R&D expenditures is primarily due to cost savings initiatives, including headcount reductions.
Other Charges
We recorded net charges of $37 million in the third quarter of 2016, compared to net charges of $42 million in the third quarter of 2015. The net Other charges in the third quarter of 2016 included: (i) $31 million of charges relating to the amortization of intangibles and (ii) $6 million of net reorganization of business charges. The net charges in the third quarter of 2015 of $42 million included: (i) $40 million of net reorganization of business charges, including a $26 million impairment of the corporate aircraft and a $6 million building impairment charge, and (ii) $2 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $54 million in the third quarter of 2016 and $43 million in the third quarter of 2015. The increase in net interest expense in the third quarter of 2016 as compared to the third quarter of 2015 was a result of higher outstanding debt balances and lower cash balances.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $7 million in the third quarter of 2016 compared to $10 million in the third quarter of 2015. The net gains in the third quarter of 2016 and the third quarter of 2015 were related to the sales of equity investments.
Other
Net Other expense was $1 million in both the third quarter of 2016 and 2015. The net Other expense in the third quarter of 2016 was comprised of: (i) an $11 million loss on derivative investments and (ii) a $2 million investment impairment, partially offset by: (i) a $7 million foreign currency gain and (ii) $5 million of other non-operating gains. The net Other expense in the third quarter of 2015 was comprised of a $29 million foreign currency loss, partially offset by: (i) a $25 million gain on derivative instruments, (ii) a $2 million gain on equity method investments, and (iii) $1 million of other non-operating gains.
Effective Tax Rate
We recorded $100 million of net tax expense in the third quarter of 2016, resulting in an effective tax rate of 34%, compared to $71 million of net tax expense in the third quarter of 2015, resulting in an effective tax rate of 36%. Our effective tax rate in the third quarter of 2016 was lower than the U.S. statutory tax rate of 35% partly due to favorable discrete adjustments to deferred tax assets of foreign subsidiaries. Our effective tax rate in the third quarter of 2015 was higher than the U.S. statutory tax rate of 35% primarily due to higher income in the U.S. relative to foreign operations.

Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $192 million, or $1.13 per diluted share, in the third quarter of 2016, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $126 million, or $0.63 per diluted share, in the third quarter of 2015.
The increase in earnings from continuing operations in the third quarter of 2016, as compared to the third quarter of 2015, was primarily driven by: (i) a $77 million increase in Gross margin largely driven by our Managed & Support services in EMEA, primarily due to the acquisition of GDCL, (ii) a $16 million decrease in R&D expenses, and (iii) a $12 million decrease in SG&A spend. The increase in earnings from continuing operations per diluted share was driven by an increase in earnings from continuing operations and lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.
Earnings from Discontinued Operations
In the third quarter of 2016, we reported no earnings from discontinued operations, compared to a loss from discontinued operations of $11 million, or $0.06 per diluted share, in the third quarter of 2015.

Results of Operations—Nine months ended October 1, 2016 compared to nine months ended October 3, 2015
Net Sales
Net sales were $4.2 billion in the first nine months of 2016, a $142 million, or 4% increase from the first nine months of 2015. The increase in net sales is reflective of growth in EMEA and North America, partially offset by decreases in Latin America and AP. EMEA grew on Services sales, partially offset by lower Products sales. The increase in EMEA Services sales was due to an increase in Managed and Support services, primarily due to the acquisition of GDCL which provided $338 million of net sales during the first nine months of 2016. North America grew on both Services and Products sales. The decrease in Latin America was the result of lower Products and Services sales primarily due to macroeconomic pressures. The decrease in AP was due to lower Products sales, primarily in China, partially offset by growth in the Services segment.
Gross Margin
Gross margin was $1.9 billion, or 46.7% of net sales, in the first nine months of 2016, compared to $1.9 billion, or 46.9% of net sales, in the first nine months of 2015. The decrease in gross margin percentage was driven by the Products segment while the gross margin percentage of the Services segment increased. The decrease in gross margin percentage in the Products segment was primarily driven by: (i) a decrease in volume and (ii) lower margins on global systems sales. The Services segment gross margin percentage improved with the expansion of our Managed & Support services portfolio, primarily due to the acquisition of GDCL, which historically has had higher margins than our legacy portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased $47 million to $722 million, or 17.4% of net sales, in the first nine months of 2016, compared to $769 million, or 19.2% of net sales, in the first nine months of 2015. The decrease in SG&A expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, and (ii) lower pension expenses.
Research and Development Expenses
R&D expenditures decreased $57 million to $411 million, or 9.9% of net sales, in the first nine months of 2016, compared to $468 million, or 11.7% of net sales, in the first nine months of 2015. The decrease in R&D expenditures is primarily due to cost savings initiatives, including headcount reductions.
Other Charges
We recorded net charges of $144 million in Other charges in the first nine months of 2016, compared to net charges of $39 million in the first nine months of 2015. The net charges in the first nine months of 2016 included: (i) $83 million of charges relating to the amortization of intangibles, (ii) $48 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment of the corporate aircraft, and (iii) $13 million of transaction fees on the acquisition of GDCL. The net Other charges in the first nine months of 2015 of $39 million included: (i) $65 million of net reorganization of business charges, including a $26 million impairment of the corporate aircraft and a $6 million building impairment charge, and (ii) $6 million of charges relating to the amortization of intangibles, partially offset by a $32 million gain related to the curtailment of a non-U.S. pension plan. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.

Net Interest Expense
Net interest expense was $157 million in the first nine months of 2016 and $122 million in the first nine months of 2015. The increase in net interest expense in the first nine months of 2016 as compared to the first nine months of 2015 was a result of higher outstanding debt balances and lower cash balances.
Gains (losses) on Sales of Investments and Businesses, net
Net losses on sales of investments and businesses were $13 million in the first nine months of 2016 compared to net gains on sales of investments and businesses of $60 million in the first nine months of 2015. The net losses in the first nine months of 2016 consisted of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities and (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $13 million of gains on the sales of equity investments. The net gain in the first nine months of 2015 consisted of gains on the sales of equity investments.
Other
Net Other expense was $12 million in the first nine months of 2016, compared to net Other expense of $3 million in the first nine months of 2015. The net Other expense in the first nine months of 2016 was comprised of: (i) a $41 million loss on derivative instruments, (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of GDCL, and (iii) a $2 million investment impairment, partially offset by: (i) a $34 million foreign currency gain, (ii) a $2 million gain on equity method investments, and (iii) $5 million of other non-operating gains. The net Other expense in the first nine months of 2015 was comprised of: (i) a $23 million foreign currency loss and (ii) a $3 million investment impairment, partially offset by: (i) a $13 million gain on derivative instruments, (ii) a $6 million gain on equity method investments, and (iii) $4 million of other non-operating gains.
Effective Tax Rate
We recorded $164 million of net tax expense in the first nine months of 2016, resulting in an effective tax rate of 34%, compared to $175 million of net tax expense, resulting in an effective tax rate of 32% in the first nine months of 2015. Our effective tax rate in 2016 was lower than the U.S. statutory tax rate of 35% partly due to the recognition of excess tax benefits on share-based compensation. Our effective tax rate in the first nine months of 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the rate differential for foreign affiliates and the U.S. domestic production tax deduction.
Earnings from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $317 million, or $1.82 per diluted share, in the first nine months of 2016, compared to earnings from continuing operations attributable to Motorola Solutions, Inc. of $363 million, or $1.74 per diluted share, in the first nine months of 2015.
The decrease in earnings from continuing operations in the first nine months of 2016, as compared to the first nine months of 2015, was primarily driven by: (i) a $105 million increase in Other charges and (ii) a $73 million decrease in Gains (losses) on sales of investments and businesses, partially offset by: (i) a $60 million overall increase in Gross margin, (ii) a $57 million decrease in R&D expenses, and (iii) a $47 million decrease in SG&A spend. The increase in earnings from continuing operations per diluted share was driven by lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.
Loss from Discontinued Operations
In the first nine months of 2016, we reported no earnings from discontinued operations, compared to a loss from discontinued operations of $32 million, or $0.16 per diluted share, in the first nine months of 2015.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended October 1, 2016 and October 3, 2015, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the third quarter of 2016, the segment’s net sales represented 60% of our consolidated net sales, compared to 65% of our consolidated net sales for the third quarter of 2015. For the first nine months of 2016, the segment's net sales represented 58% of our consolidated net sales, compared to 64% of our consolidated net sales for the third quarter of 2015.

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change
Segment net sales	$920	$925	(1)%	$2,423	$2,550	(5)%
Operating earnings	225	178	26%	404	413	(2)%

Three months ended October 1, 2016 compared to three months ended October 3, 2015
The segment’s net sales decreased $5 million, or 1%, to $920 million in the third quarter of 2016, as compared to $925 million during the third quarter of 2015. The decrease in the segment's net sales was primarily driven by a decrease in devices sales in EMEA. On a geographic basis, net sales decreased in EMEA, Latin America, and AP, and increased in North America for the third quarter of 2016, compared to the third quarter of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 70% of the segment’s net sales in the third quarter of 2016, up from 66% of the segment’s net sales in the third quarter of 2015.
The segment had operating earnings of $225 million in the third quarter of 2016, compared to $178 million in the third quarter of 2015. The increase in operating earnings was primarily driven by: (i) a decrease in Other charges as a result of an $18 million impairment charge recorded in the third quarter of 2015 related to the corporate aircraft and (ii) lower SG&A and R&D expenditures as a result of cost savings initiatives, including headcount reductions.
Nine months ended October 1, 2016 compared to nine months ended October 3, 2015
The segment’s net sales decreased $127 million, or 5%, to $2.4 billion in the first nine months of 2016, as compared to $2.6 billion during the first nine months of 2015. The decrease in the segment's net sales was primarily driven by: (i) lower volume including decreased devices sales outside of North America and a decrease in global systems sales, (ii) decreases in both devices and systems sales in Latin America primarily due to macroeconomic conditions, and (iii) unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales decreased in EMEA, Latin America, and AP, and increased in North America for the first nine months of 2016, compared to the first nine months of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 70% of the segment’s net sales in the first nine months of 2016, up from 65% of the segment's net sales in the first nine months of 2015.
The segment had operating earnings of $404 million in the first nine months of 2016, compared to $413 million in the first nine months of 2015. The decrease in operating earnings in the first nine months of 2016 compared to the first nine months of 2015, was primarily driven by: (i) lower volume of devices and systems sales and (ii) an increase in Other charges, partially offset by: (i) lower SG&A expenditures as a result of cost savings initiatives, including headcount reductions, and lower pension expenses and (ii) lower R&D expenditures as a result of cost savings initiatives, including headcount reductions.
Services Segment
For the third quarter of 2016, the segment’s net sales represented 40% of our consolidated net sales, compared to 35% of our consolidated net sales for the third quarter of 2015. For the first nine months of 2016 and 2015, the segment’s net sales represented 42% of our consolidated net sales, compared to 36% of our consolidated net sales for the third quarter of 2015.

	Three Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change
Segment net sales	$612	$497	23%	$1,732	$1,463	18%
Operating earnings	116	53	119%	260	192	35%
Three months ended October 1, 2016 compared to three months ended October 3, 2015
The segment’s net sales increased $115 million, or 23%, to $612 million in the third quarter of 2016, as compared to $497 million in the third quarter of 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both the GDCL acquisition as well as organic growth. The acquisition of GDCL provided $131 million of net sales within EMEA during the quarter, while the organic Managed & Support services business grew in North America, AP, and Latin America. This sales growth was partially offset by: (i) a decrease in Integration services sales, primarily in EMEA related to the winding down of a large system implementation, and (ii) declining iDEN services sales in Latin America. On a geographic basis, net sales for the third quarter of 2016 increased in EMEA, AP, and North America, and decreased in Latin America, compared to the third quarter of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 52% of the segment’s net sales in the third quarter of 2016, compared to 63% of the segment’s net sales in the third quarter of 2015.
The segment had operating earnings of $116 million in the third quarter of 2016, compared to $53 million in the third quarter of 2015. The increase in operating earnings in the third quarter of 2016 compared to the third quarter of 2015 was primarily driven by increased sales volume generating higher gross margin on our Managed & Support services, primarily due to the GDCL acquisition, partially offset by an increase in Other charges, including $29 million of intangible amortization expense associated with the GDCL acquisition.

Nine months ended October 1, 2016 compared to nine months ended October 3, 2015
The segment’s net sales increased $269 million, or 18%, to $1.7 billion in the first nine months of 2016, as compared to net sales of $1.5 billion in the first nine months of 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both the acquisition of GDCL as well as organic growth. The acquisition of GDCL provided $338 million of net sales within EMEA during the first nine months of 2016, while the organic Managed & Support services business grew in North America and AP. This sales growth was partially offset by: (i) a decrease in Integration services sales, with a significant decrease in EMEA related to the winding down of a large system implementation, (ii) declining iDEN services sales in Latin America, and (iii) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales for the first nine months of 2016 increased in EMEA, AP, and North America, and decreased and Latin America, compared to the first nine months of 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 53% of the segment’s net sales in the first nine months of 2016, compared to 62% of the segment’s net sales in the first nine months of 2015.
The segment had operating earnings of $260 million in the first nine months of 2016, compared to operating earnings of $192 million in the first nine months of 2015. The increase in operating earnings in the first nine months of 2016 as compared to the first nine months of 2015 was driven by increased sales volume generating higher gross margin on our Managed & Support services, primarily in EMEA, partially offset by an increase in Other charges, including $77 million of intangible amortization expense associated with the GDCL acquisition.

Reorganization of Business
During the third quarter of 2016, we recorded net reorganization of business charges of $7 million including $6 million of charges recorded within Other charges and $1 million in Cost of sales in our condensed consolidated statements of operations. Included in the $7 million were charges of $8 million related to employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.
During the first nine months of 2016, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first nine months of 2016, we recorded net reorganization of business charges of $74 million including charges of $48 million recorded in Other charges and $26 million in Cost of sales in our condensed consolidated statements of operations. Included in the $74 million were charges of: (i) $54 million for employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.
During the third quarter of 2015, we recorded net reorganization of business charges of $41 million including charges of $40 million recorded in Other charges and $1 million in Cost of sales in our condensed consolidated statements of operations. Included in the $41 million were charges of: (i) $26 million for the impairment of corporate aircraft, (ii) $11 million of charges related to employee separation costs, and (iii) a $6 million building impairment charge, partially offset by $2 million of reversals for accruals no longer needed.
During the first nine months of 2015, we recorded net reorganization of business charges of $70 million including charges of $65 million recorded in Other charges and $5 million in Cost of sales in our condensed consolidated statements of operations. Included in the $70 million were charges of: (i) $36 million related to employee separation costs, (ii) $26 million for the impairment of the corporate aircraft, (iii) a $6 million building impairment charge, and (iv) $4 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Products	$5	$29	$59	$51
Services	2	12	15	19
	$7	$41	$74	$70
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $59 million in the first nine months of 2016 and $53 million in the first nine months of 2015. The reorganization of business accruals at October 1, 2016 were $55 million, of which $46 million relate to employee separation costs that are expected to be paid within one year and $9 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $293 million from $2.0 billion as of December 31, 2015 to $1.7 billion as of October 1, 2016. The decrease is primarily due to: (i) $1.0 billion paid in the acquisition of GDCL and (ii) $941 million of capital returned to shareholders through share repurchases and dividends paid, offset by (i) $673 million of net proceeds raised by the issuance of the Term Loan (net of $2 million of issuance costs paid), (ii) $382 million of proceeds received from the sale of United Kingdom treasury securities used to partially fund the acquisition of GDCL, and (iii) $652 million of cash generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At October 1, 2016, $1.0 billion of the $1.7 billion cash and cash equivalents balance was held in the U.S. and approximately $680 million was held by the Company or its subsidiaries in other countries, with approximately $354 million held in the United Kingdom. Restricted cash was $63 million at both October 1, 2016 and December 31, 2015.
Operating Activities
Net cash provided by operating activities in the first nine months of 2016 was $652 million, as compared to $607 million in the first nine months of 2015. Operating cash flows in the first nine months of 2016, as compared to the first nine months of 2015, were positively impacted by higher earnings from continuing operations (adjusted for net non-cash charges), offset by higher employee incentive payments.
Investing Activities
Net cash used by investing activities was $721 million in the first nine months of 2016, compared to $129 million in the first nine months of 2015. The $721 million cash used in the first nine months of 2016 included: (i) $1.2 billion cash used for acquisitions and investments, including $1.0 billion paid for the acquisition of GDCL, and (ii) $211 million in capital expenditures, partially offset by: (i) $637 million of proceeds from sales of investments and businesses and (ii) $68 million of proceeds from the sale of property, plant and equipment. The cash usage of $129 million in the first nine months of 2015 consisted primarily of: (i) $150 million cash used for acquisitions and investments and (ii) $131 million in capital expenditures, partially offset by: (i) $150 million of proceeds from the sale of investments and businesses and (ii) $2 million of proceeds from the sale of property, plant, and equipment.
Acquisition and Investments: We used net cash for acquisitions and investments of $1.2 billion during the first nine months of 2016 compared to $150 million in the first nine months of 2015. We paid cash of $1.0 billion during the first nine months of 2016 related to the acquisition of GDCL. The remainder of the cash was used for several debt and equity investments. The cash used during the first nine months of 2015 consisted of $49 million related to the acquisition of two public safety software solution providers and several debt and equity investments.
Sales of Investments and Businesses: We had $637 million of proceeds related to the sales of investments and businesses in the first nine months of 2016 compared to $150 million in the first nine months of 2015. The proceeds in the first nine months of 2016 primarily consisted of: (i) $382 million from the sale of United Kingdom treasury securities used to finance the acquisition of GDCL, (ii) $209 million from the sales of various debt and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations. The proceeds in the first nine months of 2015 were comprised of: (i) $54 million from the sale of an equity investment, (ii) $49 million reimbursement from Zebra Technologies for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale, (iii) $15 million net cash received from Zebra Technologies for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, and (iv) proceeds from the sale of various debt and equity securities, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest.
Capital Expenditures: Capital expenditures increased in the first nine months of 2016 to $211 million, compared to $131 million in the first nine months of 2015. The increase in capital expenditures was primarily related to revenue-generating network expenditures, information technology spend, and facility expenditures.
Sales of Property, Plant, and Equipment: We had $68 million of proceeds related to the sale of property, plant, and equipment in the first nine months of 2016 compared to $2 million in the first nine months of 2015. The proceeds in the first nine months of 2016 were comprised of $49 million from the sale of buildings and land on the Schaumburg, IL headquarters campus and $19 million received from the sale of the corporate aircraft.

Financing Activities
Net cash used for financing activities was $191 million in the first nine months of 2016, compared to $2.2 billion in the first nine months of 2015. Cash used for financing activities in the first nine months of 2016 was primarily comprised of: (i) $728 million used for purchases of our common stock under our share repurchase program and (ii) $213 million of cash used for the payment of dividends, partially offset by: (i) $673 million of net proceeds from the issuance of the Term Loan and (ii) $80 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first nine months of 2015 was primarily comprised of: (i) $3.0 billion used for purchases of our common stock under our share repurchase program and (ii) $218 million of cash used for the payment of dividends, partially offset by: (i) $976 million of net proceeds from the issuance of the Senior Convertible Notes (net of issuance costs paid) and (ii) $69 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $5.0 billion and $4.3 billion, including the current portions of $5 million and $4 million at October 1, 2016 at December 31, 2015, respectively.
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
Share Repurchase Program: During the nine months ended October 1, 2016, the Company paid an aggregate of $728 million, including transaction costs, to repurchase approximately 10.5 million shares at an average price of $69.31 per share. As of October 1, 2016, the Company had used approximately $11.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.3 billion of authority available for future repurchases.
Payment of Dividends: During the third quarter of 2016, we paid $70 million in cash dividends to holders of our common stock. During the first nine months of 2016, we paid $213 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $68 million in cash dividends to holders of our common stock.
Credit Facilities
As of October 1, 2016, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of October 1, 2016. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first nine months of 2016.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $214 million at October 1, 2016, compared to $112 million at December 31, 2015.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $43 million at October 1, 2016, compared to $47 million at December 31, 2015.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Accounts receivable sales proceeds	$8	$5	$15	$16
Long-term receivables sales proceeds	39	24	173	132
Total proceeds from sales of accounts receivable	$47	$29	$188	$148
At October 1, 2016, the Company had retained servicing obligations for $685 million of long-term receivables, compared to $668 million of long-term receivables at December 31, 2015. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at October 1, 2016.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for us January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so for which it must be retrospectively applied at the earliest date practical. Upon adoption, we do not anticipate significant changes to our existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This

ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of October 1, 2016, we had outstanding foreign exchange contracts with notional amounts totaling $744 million, compared to $494 million outstanding as of December 31, 2015. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2016, and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2016	December 31, 2015
Euro	$211	$99
British Pound	192	62
Chinese Renminbi	(98)	(114)
Australian Dollar	(61)	(60)
Brazilian Real	(59)	(44)
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 1, 2016.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
6/29/16 to 7/26/16	478,377	$65.28	478,377	$383,570,622
7/27/16 to 8/23/16	278,348	$75.69	278,348	$2,362,502,104
8/24/16 to 9/27/16	742,430	$77.18	742,430	$2,305,199,373
Total	1,499,155	$73.11	1,499,155

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 3, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of October 1, 2016, the Company had used approximately $11.7 billion, including transaction costs, to repurchase shares, leaving $2.3 billion of authority available for future repurchases.

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
November 3, 2016

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