Form 10-K
period 2016-12-31
Motorola Solutions, Inc.
filed 2017-02-21
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
500 West Monroe Street, Chicago, Illinois 60661
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2016 (the last business day of the Registrant’s most recently completed second quarter) was approximately $11.0 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 1, 2017 was 164,744,310.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 15, 2017, are incorporated by reference into Part III.

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
We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 500 W. Monroe Street, Chicago, Illinois 60661.
Business Organization
We conduct our business globally and manage it through two segments: Products and Services.
Products Segment
The Products segment offers an extensive portfolio of infrastructure, devices, accessories, and software. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2016, the segment’s net sales were $3.6 billion, representing 60% of our consolidated net sales. The Products segment has the following two principal product lines:
Devices: Devices includes: (i) two-way portable radios and vehicle-mounted radios, (ii) accessories such as speaker microphones, batteries, earpieces, headsets, carry cases and cables, and (iii) software features and upgrades. Devices represented 76% of the net sales of the Products segment in 2016.
Systems: Systems includes: (i) the radio network core and central processing software, (ii) base stations, (iii) consoles, (iv) repeaters, and (v) software applications and features. Systems represented 24% of the net sales of the Products segment in 2016.
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

Services Segment
The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks. In 2016, the segment’s net sales were $2.4 billion, representing 40% of our consolidated net sales. The Services segment has the following principal product lines:

Integration services
Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Integration services represented 33% of the net sales of the Services segment in 2016.

Managed & Support services
Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services and Software as a Service (SaaS) are provided across all radio network technologies, Command Center Software Offerings, and Smart Public Safety Solutions. Managed & Support services represented 66% of the net sales of the Services segment in 2016.

iDEN services
Integrated Digital Enhanced Network (“iDEN”) is a Motorola Solutions proprietary push-to-talk technology. iDEN services consist primarily of hardware and software maintenance services for our legacy iDEN customers and represented 1% of the net sales of the Services segment in 2016.

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
We believe we have the scale and global presence to continue to maintain a leadership position in our core products. We have over 12,500 systems deployed in over 180 countries around the world. These systems have a multi-year useful life to the customer. We believe many of our government and commercial customers have yet to replace aged analog communications networks with next-generation digital systems that enable enhanced features and more efficient use of spectrum, providing us opportunities to help customers migrate to these digital systems. In addition, we believe government and commercial customers are just beginning to experience the benefits of converged wireless communications and the efficiencies realized through a connected, mobile workforce, which will provide opportunities for the implementation of new public safety communications systems. We believe we are well-positioned to assist our customers in the deployment of new networks as additional public safety dedicated spectrum becomes available.
In addition, we continue to innovate around our existing core products and services by finding innovative ways to improve our products by adding features and functionality to improve the user experience. By partnering with customers and observing how our products are used, our goal is to enhance our customers’ experience through future product enhancements and upgrades.
In addition to focused research and development ("R&D") efforts on existing technologies, our strategy for long-term growth and the evolution of our business includes the development of: (i) Software solutions for the Command Center including critical command center applications that incorporate voice, data and video, and (ii) new product introductions for expansion into adjacent markets and geographic regions, (iii) next-generation public safety solutions' including public safety Long Term Evolution ("LTE") systems and devices,
We have been investing in next-generation public safety broadband networks based on the LTE standard since 2010, which reflects our belief that broadband is a foundational long-term growth trend for our government and public safety customers globally. We believe that the application of these new broadband technologies will also generate innovation and lead to new smart public safety technologies, products, and services which will change how government and public safety organizations create, organize, and effectively manage vast amounts of data. These changes will also require a more comprehensive approach to the services required to assist our customers in managing an ever more complex world of real-time, interconnected technology and processes.

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
Our sales model includes both direct sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our trained channel partners include independent dealers, distributors, and software vendors around the world. The dealers and distributors each have their own sales organizations that complement and extend the reach of our sales force. The independent software vendors offer customized applications that meet specific needs in the verticals we serve.
Our largest customers are the U.S. federal government (through multiple contracts with its various branches and agencies, including the armed services), and the Home Office of the United Kingdom representing approximately 9% and 8% of our consolidated net sales in 2016, respectively. The loss of these customers could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with these governments are long-term in nature. All contracts with the U.S. federal government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Net sales in North America continued to comprise a significant portion of our business, accounting for 63%, 65% and 61% of our consolidated net sales in 2016, 2015, and 2014, respectively.
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
Generally, our contracts do not include a right of return, other than for standard warranty provisions. Due to customer purchasing patterns and the cyclical nature of the markets we serve, our sales tend to be somewhat higher in the second half of the year, with the fourth quarter being the highest.
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

Other Information
Backlog
Our backlog for the Products and Services segments includes all product and service orders that have been received and are believed to be firm. As of December 31, 2016 and December 31, 2015, our backlog was as follows:

	December 31
(In millions)	2016	2015
Products	$1,513	$1,234
Services	6,858	5,241
	$8,371	$6,475
The increase in backlog of $1.9 billion is primarily driven by $1.2 billion from the acquisition of GDCL in 2016. Approximately 50% of the Products segment backlog and 25% of the Services segment backlog is expected to be recognized as revenue during 2017. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.
Research and Development
We continue to prioritize investments in R&D to expand and improve our portfolio of products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of: (i) new public safety devices, infrastructure, software and solutions, (ii) Command Center applications that include voice, data, and video, and (iii) public safety broadband solutions based on the LTE technology.
R&D expenditures were $553 million in 2016, $620 million in 2015, and $681 million in 2014. As of December 31, 2016, we had approximately 5,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
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
We license some of our patents to third-parties, but licensing revenue is not a significant source of revenue. We are also licensed to use certain patents owned by others. Royalty and licensing fees vary from year-to-year and are subject to the terms of the agreements and sales volumes of the products subject to the license. Motorola Solutions has a royalty-free license under all of the patents and patent applications assigned to Motorola Mobility at the time of the separation of the two businesses in 2011.
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
We seek to obtain patents and trademarks to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2016, we owned approximately 4,783 granted patents in the U.S. and in foreign countries. As of December 31, 2016, we had approximately 1,161 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2016, we were granted approximately 511 patents in the U.S. and in foreign countries.
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
Environmental Quality and Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air, and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain of our products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2016, compliance with these U.S. federal, state and local, and international laws did not have a material effect on our capital expenditures, earnings, or competitive position.
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
As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., spectrum historically used for broadcast television, known as the 700MHz band, has been redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. In 2016, this trend continued in the US and additional TV spectrum in the 600MHz band is being auctioned for broadband communications (part of the “Broadcast Incentive Auction”). This auction is expected to finish in 2017, but auction winners will not get access to the spectrum for several years.
In the U.S., thirty-four MHz of spectrum in the 700 MHz band is now allocated to support public safety narrowband and broadband communications systems. This includes 24 MHz of spectrum previously allocated by the FCC and an additional ten MHz of spectrum (the “D block”) allocated in February 2012 as part of the Middle Class Tax Relief and Job Creation Act of 2012 in response to public safety requests for additional broadband spectrum. The resulting law also identified up to $7 billion in funding for the nationwide public safety broadband network. The law further provides for the establishment of a centralized governance model through an independent authority within NTIA designated as the “First-Responder Network Authority” or “FirstNet” to manage deployment and operation of the network. Additional work, currently ongoing in FirstNet, is required to enable deployment of the nationwide public safety broadband network. FirstNet released its network Request for Proposal in early 2016 and an Award is projected in 2017.
The law allows for states to opt out of the plan to develop a nationwide public safety network and perform their own competitive procurements if certain criteria are met. States that opt out would still be eligible for funding and would also be allowed to generate revenue through leases to secondary users which would have to be reinvested in their FirstNet public safety network. FirstNet and the FCC have also enabled the early deployment of broadband systems in several areas so that field experience can be gained regarding the benefits of broadband communications for public safety operations. In September 2012, the State of Texas received a Special Temporary Authorization ("STA") for deployment of 14 broadband sites in the Harris County area around Houston. A Spectrum Manager Lease Agreement ("SMLA") was signed in August 2014, with FirstNet and the State of Texas on behalf of Harris County, extending the access to this spectrum for three years. The State of Texas and Harris County, with assistance from Motorola Solutions, have deployed broadband equipment and applications and successfully demonstrated the benefits such systems can bring to FirstNet and other officials. FirstNet also entered into a spectrum lease with the State of California on behalf of Los Angeles Regional Interoperable Communications System Authority ("LA-RICS") to allow for a radio system that will provide mission critical communications for the region’s more than 34,000 law enforcement, fire service and health service professionals and more than 80 public safety agencies. LA-RICS selected Motorola Solutions to develop this radio system.

Although the law has been enacted, the implementation of a nationwide public safety network under FirstNet has been slow to progress. For a discussion of risks related to the implementation of a nationwide public safety network, please refer to "Item 1A, Risk Factors."
Internationally, the ITU World Radio Conference ("WRC") is held every three to four years to discuss and promote global agreement on the use and cooperation of spectrum usage. The most recent WRC-15 was held in November 2015. During this conference, leaders from United Nations member countries considered a number of initiatives, including whether to allocate additional spectrum for commercial broadband use as well as whether to allocate spectrum dedicated for public safety broadband. The WRC has agreed to support countries making individual decisions to allocate spectrum for public safety broadband in the 700MHz and 800MHz spectrum bands. Studies are underway to assess whether and how much spectrum is needed and to develop recommendations on where in the spectrum range the spectrum should be allocated (taking into account regional and global harmonization to the extent practicable). Motorola Solutions continues to work with its customers and governments around the world to advocate for future allocations of dedicated broadband spectrum for public safety which will provide new business opportunities for us in the future.
Several major markets including: Canada, the United States, the UAE, Mexico, Singapore, and South Korea have already set aside broadband spectrum for use by public safety and the wider first-responder communities. We believe this trend will continue over time and the planned implementation of broadband public safety networks provides new opportunities for our broadband portfolio and services growth strategy. In addition, certain countries, in response to increasing security concerns, already have spectrum landscapes that permit country administrations to allocate public safety spectrum quickly without a protracted process or agreement. Some other markets including Australia and the UK are launching broadband public safety networks drawing on basic LTE infrastructure built by the carriers. These trends also provide opportunities for our broadband and services portfolio.
Employees
At December 31, 2016, and December 31, 2015 we had approximately 14,000 employees.
Material Dispositions
On October 27, 2014, we completed the sale of certain assets and liabilities of the Enterprise business to Zebra Technologies Corporation ("Zebra"). The financial results of the disposed business have been classified as discontinued operations for all periods presented. The results of discontinued operations are discussed in further detail in the “Discontinued Operations” footnote included in Item 8.
Financial Information About Geographic Areas
The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, "Item 8: Financial Statements and Supplementary Data" of this document, the “Results of Operations—2016 Compared to 2015” and “Results of Operations—2015 Compared to 2014” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.
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
All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola Solutions, Inc., Corporate Offices, 500 W. Monroe Street, Chicago, IL 60661, E-mail: investors@motorolasolutions.com. This annual report on Form 10-K and Definitive Proxy Statement are available on the Internet at www.motorolasolutions.com/investors and may also be requested in hardcopy by completing the on-line request form available on our website at www.motorolasolutions.com/investors. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
Item 1A: Risk Factors
We face a number of risks related to current global economic and political conditions, including low economic growth rates in certain markets, the impact of currency fluctuations, falling commodity prices, and unstable political conditions that have and could continue to unfavorably impact our business.
Global economic and political conditions continue to be challenging for many of our government and commercial markets, as economic growth in many countries, particularly in Europe and Latin America and in emerging markets, has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain of our counterparties and many of our customers remain dependent on government grants to fund purchases of our products and services. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that continue to impact worldwide markets. The length of time these adverse economic and political conditions may persist is unknown. These global economic and political conditions have impacted and could continue to impact our business, financial condition, results of operations, and cash flows in a number of ways, including:

•
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

•
Customers' Inability to Obtain Financing to Make Purchases from Motorola Solutions and/or Maintain Their Business: Some of our customers require substantial financing, including public financing or government grants, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds, including as a result of lower tax revenues, currency fluctuations or unavailability of government grants, to finance purchases of our products and services and/or to meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. This risk increases as the size and length of our contracts increase. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.

•
Challenges in Budgeting and Forecasting: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products and estimates of foreign exchange rates. The prevailing economic uncertainties render estimates of future income and expenditures challenging.

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

•
Inability to Operate and Grow in Certain Markets: We operate in a number of markets with a risk of intensifying political instability, including Europe, Russia, Brazil, the Middle East and Africa. If political instability continues in these markets and in other parts of the world in which we operate it could have a significant impact on our ability to grow and, in some cases, operate in those locations, which will negatively impact our financial results.

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
We have sizable sales and operations in Canada and our Europe and Africa, Asia, Middle East, and Latin America regions. A significant amount of this business is transacted in local currency. As a result, our financial performance is impacted by currency fluctuations. We are also experiencing increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations or the requirement to transact business in local currencies.
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
We face uncertainty in the global geopolitical landscape that may impede the implementation of our strategy outside the United States.
 In June 2016, the United Kingdom (the “U.K”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as Brexit. It is expected that the U.K. government will initiate a process to withdraw from the E.U. and begin negotiating the terms of its separation. The announcement of Brexit has resulted in volatility in the global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business.  The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. In addition, there may be uncertainty as to the position the United States will take with respect to certain treaty and trade relationships with other countries. This uncertainty may impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with our Company, (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets and (iv) general global economic conditions. All of these factors are outside of our control, but may cause us to adjust our strategy in order to compete effectively in global markets and could adversely affect our business, financial condition, operating results and cash flows.
A security breach or other significant disruption of our IT systems, those of our outsource partners, suppliers or those we manufacture, install, and in some cases operate and maintain for our customers, caused by cyber attack or other means, could have a negative impact on our operations, sales, and operating results.
All information technology systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyber attack, cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war, insider trading, and telecommunication failures. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain of our customers, we face additional risk as a target of sophisticated attacks aimed at compromising both our Company’s and our customers’ sensitive information and intellectual property, through means referred to as advanced persistent threats. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. While we employ a number of countermeasures and security controls, including training and audits and utilization of commercial information security threat sharing networks to protect against such attacks, we have experienced a gradual and steady increase in the sophistication of these threats, most noticeably through well-crafted social engineering and phishing attempts. We cannot guarantee that all threat attempts will be successfully thwarted even with these countermeasures. Further, we are dependent, in certain instances, upon our outsourced business partners, suppliers, and customers to adequately protect our IT systems and those IT systems that we manage for our customers. In addition, some of our customers are exploring broadband solutions that use public carrier networks on which our solutions would operate. We do not have direct oversight or influence over how public carrier networks manage the security, quality, or resiliency of their networks, and because they are an attractive high value target due to their role in critical infrastructure, they expose customers to an elevated risk over our private networks.
Our Company outsources certain business operations, including, but not limited to IT, HR information systems, manufacturing, repair, distribution and engineering services. These arrangements are governed by various contracts and agreements which reference and mandate Company and international standards of information protection, as appropriate. In addition, we maintain certain networked equipment at customer locations and are reliant on those customers to protect and maintain that equipment. The “attack surface” for us to protect against our adversaries is thus often extended to these partners and customers, as well as our suppliers, and we may be dependent upon their cyber security capabilities as well as their willingness to exchange threat and response information with us
A cyber attack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in the unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. In addition, there has been a sharp increase in laws in Europe, the U.S. and elsewhere, imposing requirements for the handling of personal data, including data of employees, consumers and business contacts, as well as imposing requirements for remediation action, including specific timing and method of notification. There is a risk that our Company, directly or as the result of some third-party service provider we use, could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, retention or disposal of such personal data, and therefore subject us to fines or other sanctions. The European Courts invalidation of Safe Harbor as a mechanism to legitimize cross border data flows increases the risk that our Company, directly or through some third-party service provider that we use, may inappropriately transfer EU personal data. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.
A portion of our business is dependent upon U.S. government contracts and grants, which are highly regulated and subject to oversight audits by U.S. government representatives and subject to cancellations. Such audits could result in adverse findings and negatively impact our business.
Our U.S. government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in government contracting in the U.S., increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations or other compliance requirements could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption and the False Claims Act.
Generally, in the U.S. government contracts and grants are subject to oversight audits by government representatives. Such audits could result in adjustments to our contracts. Any costs found to be improperly allocated to a specific contract may not be allowed, and such costs already reimbursed may have to be refunded. Future audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in investigations, termination of a contract or grant, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. All contracts with the U.S. government are subject to cancellation at the convenience of the U.S. government.
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
The Middle Class Tax Relief and Job Creation Act of 2012 (the “Legislation”) authorized an additional ten MHz of broadband spectrum for public safety use for a total of 20 MHz of broadband spectrum for public safety. In addition, public safety retained 14 MHz of the 700 MHz narrowband spectrum, subject to the FCC's authority to determine whether such spectrum should be authorized for future broadband use. The Legislation further provides for the establishment of a centralized governance model through an independent authority within NTIA designated as the “First-Responder Network Authority” or “FirstNet” but allows for states to opt out of the plan to develop a nationwide public safety network and perform their own competitive procurements if certain criteria are met. States that opt out would still be eligible for some funding and would also be allowed to help cover their operating costs by leasing unused/underused spectrum to secondary users, although revenue from such leasing arrangements would need to be reinvested in their FirstNet public safety network.
Longer term, MSI’s opportunities to sell LTE equipment and related services in this space will be substantially impacted by: (1) whether FirstNet awards the nationwide contract to MSI’s bidding partner, although MSI will still have opportunities to sell public safety broadband devices and software solutions even if its bidding partner is not selected; (2) the winning bidder’s success in satisfying contract requirements and milestones, including, among others, subscriber adoption rate, mandatory payments to FirstNet, development of State plans, and covrage; (3) the timing and number of states (if any) that choose to opt out of FirstNet, and whether the FCC and NTIA approve their request, as detailed in the Legislation; (4) FirstNet’s stated intent to reduce handset prices; (5) fiscal, public, and regulatory policies and/or special interest politics that risk delaying deployment and (6) the finally negotiated terms and conditions in the FirstNet contract and/or subcontract awarded FirstNet released its RFP in early 2016, and an award is projected in 2017.

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
We plan to continue to expand our solutions and services business by offering additional and expanded managed services for existing and new types of customers, such as designing, building, operating, managing and in some cases owning a public-safety system or other commercial system. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multiyear projects.
Additionally, our managed services business will be expanded to include the hosting of software applications. This allows the customers to “consume” the software “as a service” and avoid the costs and complexities of acquiring and operating the software.

•	We may be unable to recognize revenue from the sale of equipment in connection with managed services contracts for a period of time, which may be several years.
•The managed services business is one characterized by large subcontracting arrangements and we may not be able to obtain favorable contract terms including adequate indemnities, performance commitments or other protections from our subcontractors to adequately mitigate our exposure to our customers.
•We may face increasing competition from traditional system integrators and the defense industry as solutions and services contracts become larger and more complicated.
•Expansion will bring us into contact with new regulatory requirements and restrictions, such as data security or data residency/localization obligations, with which we will have to comply and may increase the costs of doing business, reduce margins and delay or limit the range of new solutions and services which we will be able to offer.
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
We engage subcontractors, including third-party integrators, on many of our contracts and as we expand our solutions and services business our use of subcontractors has and will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software from a number of smaller companies. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or its subcontractors and the functionality, warranty and indemnities of products, software and services supplied by our subcontractor. We are not always successful in passing down customer requirements to our subcontractors, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractor. Even when we are able to pass down customer requirements to our subcontractors, sometimes those subcontractors have less financial resources than we do, and a customer may look to us to cover a loss or damage. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues. Any of the foregoing could harm our business, financial condition and results of operations.
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
Our customers and suppliers are located throughout the world. In 2016, approximately 41% percent of our revenue was generated outside the U.S. In addition, we have a number of research and development, administrative and sales facilities outside the U.S. and more than 47% of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and most of our products are manufactured outside the U.S., both internally and by third-parties.
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
Certain tax policy efforts, including the Organisation for Economic Co-operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, many of the countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in many of the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition.

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
Competition for key technical personnel in high-technology industries is intense. As we expand our solutions and services business we have an even greater demand for technical personnel in areas like software development than we have not historically experienced and competition for such resources is greater. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel, which could have a negative impact on our business. In addition, as we have divested businesses and restructured our operations we have, in some cases, had to layoff engineers and other highly skilled employees. If these employees were to go to work for our competitors it could have a negative impact on our business.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and if the origin of these materials were from the DRC or an adjoining country. If the minerals originated from the DRC or an adjoining country then a company must disclose the measures it has taken to exercise due diligence and chain of custody to prevent the sourcing of such minerals that have been found to be financing conflict in the DRC. There is a limited pool of suppliers who can provide verifiable DRC Conflict Free components and parts, particularly since our supply chain is complex. As a result, we may be required to publicly disclose that we are not currently able to determine if the products we manufactured in 2016 are DRC Conflict Free. For future reporting years, if the industry systems that we are relying on are not mature enough for us to make a definitive Conflict Free determination, we may have to declare our products as “not found to be DRC conflict free,” or such other definitional standard as determined by the SEC and/or the judicial system and we may face reputational challenges with our customers, other stockholders and the activist community as a result. In addition, the European Union has passed conflict minerals legislation which may have an impact on our reporting obligations and compliance programs in Europe.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
Motorola Solutions' principal executive offices are located at 500 W. Monroe Street, Chicago, Illinois 60661. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries.
As of December 31, 2016, we: (i) owned 2 facilities (manufacturing and office), both of which were located in Europe; (ii) leased 216 facilities, 98 of which were located in North America and South America and 118 of which were located in other countries; and (iii) primarily utilized three major facilities for the manufacturing and distribution of our products, located in: Penang, Malaysia; Elgin, Illinois; and Berlin, Germany. Motorola Solutions sold its Penang, Malaysia facility and manufacturing operations to Sanmina Corporation ("Sanmina") on February 1, 2016.
We generally consider the productive capacity of our manufacturing facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.
In 2016, approximately 35% of our products were manufactured in Illinois. Approximately 60% of our products were manufactured in Penang. We rely on third-party providers in order to enhance our ability to lower costs and deliver products that meet demand. If manufacturing in Malaysia or Illinois were disrupted, our overall productive capacity could be significantly reduced.
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
Item 4: Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following are the persons who were the executive officers of Motorola Solutions, their ages, and their current titles as of February 21, 2017 and the positions they have held during the last five years with the Company:
Gregory Q. Brown; age 56; Chairman and Chief Executive Officer since May 3, 2011; President and Chief Executive Officer from January 2011 to May 2011.
Gino A. Bonanotte; age 52; Executive Vice President and Chief Financial Office since November 13, 2013; Corporate Vice President and Acting Chief Financial Officer from August 2013 to November 2013; Corporate Vice President, Finance, Sales and Field Operations, from October 2012 to August 2013; and Corporate Vice President, Finance, Product and Business Operations and Americas Field Operations from September 2010 to October 2012.
Bruce W. Brda; age 54; Executive Vice President, Products & Services since January 4, 2016; Executive Vice President, Systems & Products from May 2015 to January 2016; Senior Vice President, Systems & Products from December 2014 to May 2015; Senior Vice President, Government Solutions from March 2014 to December 2014; Senior Vice President, Global Solutions & Services from January 2013 to March 2014; and Senior Vice President, Global Services from July 2011 to January 2013.
Eduardo F. Conrado; age 50; Executive Vice President, Strategy & Innovation Office since August 24, 2015; Senior Vice President and Chief Innovation Officer from January 2015 to August 2015; Senior Vice President, Marketing and IT from January 2013 to January 2015; and Senior Vice President, Chief Marketing Officer from January 2011 to January 2013.
Mark S. Hacker; age 45; Executive Vice President, General Counsel and Chief Administrative Officer since January 21, 2015; Senior Vice President and General Counsel from June 2013 to January 2015; and Corporate Vice President, Law, Sales and Product Operations, International and Legal Operations from January 2013 to June 2013; Corporate Vice President, Law, Sales and Field Operations and Legal Operations from January 2012 to January 2013;
John P. "Jack" Molloy; age 45; Executive Vice President, Worldwide Sales since January 4, 2016; Executive Vice President, Americas Sales & Services from November 2015 to January 2016; Senior Vice President, The Americas Sales & Marketing from September 2015 to November 2015; Senior Vice President, North America Sales from January 2014 to August 2015; Corporate Vice President, Central US & Canada and NA Energy Market from January 2013 to December 2013; and Vice President, Central US & Canada Sales from July 2011 to December 2012.
John K. Wozniak; age 45; Corporate Vice President and Chief Accounting Officer since November 3, 2009.
The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2017 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange. The number of stockholders of record of its common stock on February 1, 2017 was 30,715.
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2017 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.’’
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/28/16 to 10/25/16	517,419	$73.29	517,419	$2,267,280,220
10/26/16 to 11/22/16	186,610	$75.61	186,610	$2,249,547,763
11/23/16 to 12/27/16	774,730	$80.23	774,730	$2,191,014,453
Total	1,478,759	$77.22	1,478,759

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 4, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2016, the Company had used approximately $11.8 billion, including transaction costs, to repurchase shares.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2011 and reflects the payment of dividends.

Item 6: Selected Financial Data

	Years Ended December 31
(In millions, except per share amounts)	2016	2015	2014	2013	2012
Operating Results
Net sales	$6,038	$5,695	$5,881	$6,227	$6,269
Operating earnings (loss)	1,067	994	(1,006)	947	920
Earnings (loss) from continuing operations, net of tax*	560	640	(697)	933	670
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share*	$3.24	$3.17	$(2.84)	$3.45	$2.25
Earnings per diluted common share*	3.24	3.02	5.29	4.06	2.96
Diluted weighted average common shares outstanding (in millions)	173.1	201.8	245.6	270.5	297.4
Dividends declared per share	$1.70	$1.43	$1.30	$1.14	$0.96
Balance Sheet
Total assets	$8,463	$8,346	$10,423	$11,851	$12,679
Total debt	4,396	4,349	3,400	2,461	1,863
Other Data
Capital expenditures	$271	$175	$181	$169	$170
% of sales	4.5%	3.1%	3.1%	2.7%	2.7%
Research and development expenditures	$553	$620	$681	$761	$790
% of sales	9.2%	10.9%	11.6%	12.2%	12.6%
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2016 and 2015 and results of operations for each of the three years in the period ended December 31, 2016. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Recent Developments
On February 19, 2016, we completed the acquisition of Guardian Digital Communications Limited ("GDCL"), a holding company of Airwave Solutions Limited ("Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which we invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. We will make a deferred cash payment of £64 million on November 15, 2018. We funded the investment with a $675 million term loan (the "Term Loan"), which was subsequently repaid on December 30, 2016, and approximately $400 million of international cash on hand. The acquisition of GDCL enables us to geographically diversify our global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers.
On November 10, 2016, we completed the acquisition of Spillman Technologies, a provider of comprehensive law enforcement and public safety software solutions, for a gross purchase price of $217 million using cash on hand. The acquisition expands our Command Center software and services portfolio and enables us to offer a full suite of solutions to a broader customer base.
During the year ended December 31, 2016, we relocated our global headquarters from Schaumburg, IL to Chicago, IL. The move provides us with access to key talent and allows the Company to optimize the Schaumburg campus for current space requirements.

Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety, and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 14,000 employees worldwide based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2016, the segment’s net sales were $3.6 billion, representing 60% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services and SaaS offerings are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In 2016, the segment’s net sales were $2.4 billion, representing 40% of our consolidated net sales.
Trends Affecting Our Business
Impact of Macroeconomic Conditions: The stronger U.S. dollar and weakening economic conditions have had a negative impact on sales, particularly in Latin America, parts of EMEA, and China. Additionally, the strengthening dollar has reduced the purchasing power of our customers, and economic challenges have negatively impacted government budgets and funds available for the purchase of our products in these regions.
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
iDEN: We have experienced a downward trend in iDEN product and services sales over recent years due to decreased demand as a result of the dated nature of the technology. We expect the downward trend to continue as service contracts expire and new technology replaces iDEN equipment in the marketplace. This trend primarily relates to our Services segment as the majority of iDEN sales are hardware and software maintenance services. The expected decline in iDEN sales of approximately $50 million in 2017 will impact both revenues and gross margins within the Services segment as iDEN services’ gross margins are generally higher than the remainder of our services portfolio.
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
2016 financial results and accomplishments

•	Ended 2016 with a record backlog position of $8.4 billion, up 29% compared to 2015

•	Net sales were $6.0 billion in 2016 compared to $5.7 billion in 2015. Net sales grew in EMEA, including $462 million from the acquisition of GDCL, North America and AP

•	Operating earnings were $1.1 billion in 2016, compared to $1.0 billion in 2015

•	Earnings from continuing operations were $560 million, or $3.24 per diluted common share in 2016, compared to earnings of $640 million, or $3.17 per diluted common share in 2015

•	Operating cash flow increased $144 million to $1.2 billion in 2016

•	Returned $1.1 billion of capital in the form of $842 million in share repurchases and $280 million in dividends 2016

•	Invested $1.3 billion in four acquisitions of software and services companies

•	Increased our quarterly dividend by 15% to $0.47 per share in November 2016
Financial results for our two segments in 2016

•
In the Products segment, net sales were $3.6 billion in 2016, a decrease of $27 million, or 1%, compared to $3.7 billion in 2015. On a geographic basis, net sales decreased in EMEA and Latin America and increased in North America and AP, compared to 2015. Operating earnings were $734 million in 2016, compared to $704 million in 2015. Operating margin increased in 2016 to 20.1% from 19.2% in 2015.

•
In the Services segment, net sales were $2.4 billion in 2016, an increase of $370 million, or 18%, compared to $2.0 billion in 2015. Managed & Support services grew 49% primarily due to the acquisition of GDCL. Managed & Support services grew 5% organically. On a geographic basis, net sales increased in EMEA, North America, and AP and decreased in LA compared to 2015. Operating earnings were $333 million in 2016, compared to $290 million in 2015. Operating margin decreased in 2016 to 13.9% from 14.4% in 2015.

Looking Forward
We remain committed to driving shareholder value with revenue growth, operating leverage, cash flow generation, and efficient capital deployment. We strive to optimize our capital structure to enable prioritized investments in the business and targeted acquisitions as a source of generating solid future operating cash flows. These potential investments are balanced against returning excess capital to shareholders through dividends and share repurchases. We expect to continue the quarterly dividends that were initiated in 2011, as well as the opportunity to return capital to shareholders through share repurchases. Our share repurchase program has approximately $2.2 billion of authority available as of December 31, 2016.
Entering 2017, we believe we are well-positioned to compete in both our core markets and adjacent growth areas. We have a broad, compelling products and services portfolio specifically tailored for our mission-critical communications customer base that spans many layers of governments, public safety, and first responders, as well as commercial and industrial customers in a number of key verticals. As we add new products, features, and software upgrades, we ensure our solutions are interoperable and backward-compatible, enabling customers to confidently invest for their future needs while allowing them to utilize their prior investment in our technology.
Supplementing our traditional core business is our investment in our Managed & Support services business and software solutions in the Command Center. As communication networks have become increasingly complex, software-centric, and data-driven, we have shifted our offerings to align with this technology trend in serving our customers. We expect to continue to see growing demands for our Managed & Support services going forward. These services offerings help customers manage, support, and upgrade their networks as well as utilize features, applications, and data in new ways including predictive policing, proactive support, or smarter response strategies. We expect our overall revenue mix to continue to shift towards software and services over time. On February 19, 2016, the Company expanded our Managed & Support services business with the acquisition of GDCL, the largest private operator of a public safety network in the world, delivering mission-critical voice and data communications to more than 300 public service agencies in Great Britain. Additionally, we expanded our software solutions portfolio in 2016 with the acquisition of three software and services businesses that provide software solutions in the Command Center and mobile applications for public safety.
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

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2016	% of Sales **	2015	% of Sales **	2014	% of Sales **
Net sales from products	$3,649		$3,676		$3,807
Net sales from services	2,389		2,019		2,074
Net sales	6,038		5,695		5,881
Costs of product sales	1,649	45.2%	1,625	44.2%	1,678	44.1%
Costs of services sales	1,520	63.6%	1,351	66.9%	1,372	66.2%
Costs of sales	3,169	52.5%	2,976	52.3%	3,050	51.9%
Gross margin	2,869	47.5%	2,719	47.7%	2,831	48.1%
Selling, general and administrative expenses	1,000	16.6%	1,021	17.9%	1,184	20.1%
Research and development expenditures	553	9.2%	620	10.9%	681	11.6%
Other charges	249	4.1%	84	1.5%	1,972	33.5%
Operating earnings (loss)	1,067	17.7%	994	17.5%	(1,006)	(17.1)%
Other income (expense):
Interest expense, net	(205)	(3.4)%	(173)	(3.0)%	(126)	(2.1)%
Gains (losses) on sales of investments and businesses, net	(6)	(0.1)%	107	1.9%	5	0.1%
Other	(12)	(0.2)%	(11)	(0.2)%	(34)	(0.6)%
Total other expense	(223)	(3.7)%	(77)	(1.4)%	(155)	(2.6)%
Earnings (loss) from continuing operations before income taxes	844	14.0%	917	16.1%	(1,161)	(19.7)%
Income tax expense (benefit)	282	4.7%	274	4.8%	(465)	(7.9)%
Earnings (loss) from continuing operations	562	9.3%	643	11.3%	(696)	(11.8)%
Less: Earnings attributable to noncontrolling interests	2	—%	3	0.1%	1	—%
Earnings (loss) from continuing operations*	560	9.3%	640	11.2%	(697)	(11.9)%
Earnings (loss) from discontinued operations, net of tax	—	—%	(30)	(0.5)%	1,996	33.9%
Net earnings*	$560	9.3%	$610	10.7%	$1,299	22.1%
Earnings (loss) per diluted common share*:
Continuing operations	$3.24		$3.17		$(2.84)
Discontinued operations	—		(0.15)		8.13
Earnings per diluted common share*	$3.24		$3.02		$5.29
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.
Geographic Market Sales by Locale of End Customer

	2016	2015	2014
North America	63%	65%	61%
Latin America	5%	6%	9%
EMEA	21%	17%	19%
AP	11%	12%	11%
	100%	100%	100%

Results of Operations—2016 Compared to 2015
Net Sales
Net sales were $6.0 billion in 2016, up $343 million, or 6%, compared to $5.7 billion in 2015. The increase in net sales is reflective of growth in EMEA, North America, and AP partially offset by a decrease in Latin America. EMEA grew on Services sales, partially offset by lower Products sales. The increase in EMEA Services sales was due to expansion of our Managed & Support services, primarily from the acquisition of GDCL which provided $462 million of net sales during the year ended December 31, 2016. North America and AP grew on both Services and Products sales. The decrease in Latin America was the result of lower Products and Services sales primarily due to macroeconomic pressures.
Gross Margin
Gross margin was $2.9 billion, or 47.5% of net sales in 2016, compared to $2.7 billion, or 47.7% of net sales in 2015. The decrease in gross margin percentage was driven by higher employee separation costs as a result of headcount reductions, offset by gross margin expansion within the Services segment driven by our Managed & Support services portfolio, primarily due to the acquisition of GDCL, which has higher margins than our legacy portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased 2% to $1.0 billion, or 16.6% of net sales in 2016, compared to $1.0 billion, or 17.9% of net sales in 2015. The decrease in SG&A expenditures is primarily due to cost savings initiatives, including headcount reductions, partially offset by higher incentive compensation and acquisitions costs.
Research and Development Expenditures
R&D expenditures decreased 11% to $553 million, or 9.2% of net sales in 2016, compared to $620 million, or 10.9% of net sales in 2015. The decrease in R&D expenditures is primarily due to: (i) cost savings initiatives, including headcount reductions, and (ii) the movement of employees to lower cost work sites.
Other Charges
We recorded net other charges of $249 million in 2016, compared to net charges of $84 million in 2015. The charges in 2016 included: (i) $113 million of charges relating to the amortization of intangibles, (ii) $97 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment on our corporate aircraft, (iii) $26 million of losses on settlements within a non-U.S. pension plan, and (iv) $13 million of transaction fees on the acquisition of GDCL. The charges in 2015 included: (i) $108 million of net reorganization of business charges, including a $31 million impairment of our corporate aircraft which was sold and (ii) $8 million of charges relating to the amortization of intangibles, partially offset by a $32 million non-U.S. pension curtailment gain. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $205 million in 2016 compared to $173 million in 2015. The increase in net interest expense in 2016 compared to 2015 was a result of higher outstanding debt balances.
Gains (losses) on Sales of Investments and Businesses, net
Net losses on sales of investments and businesses were $6 million in 2016, compared to net gains on sales of investments and businesses of $107 million in 2015. The net losses in 2016 consisted primarily of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities and (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $20 million of gains on the sales of equity investments. The net gains in 2015 were related to the sales of equity investments.
Other
Net Other expense was $12 million in 2016, compared to $11 million in 2015. The net Other expense in 2016 was primarily comprised of: (i) a $56 million loss on derivative instruments, (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of GDCL, (iii) a $4 million investment impairment, and (iv) a $2 million loss on the extinguishment of long-term debt, partially offset by: (i) a $46 million foreign currency gain, (ii) $9 million of other non-operating gains, and (iii) a $5 million gain on equity method investments. The net Other expense in 2015 was primarily comprised of: (i) a $23 million foreign currency loss and (ii) a $6 million investment impairment, partially offset by: (i) a $7 million gain on derivative instruments, (ii) a $6 million gain on equity method investments, and (iii) $5 million of other non-operating gains.
Effective Tax Rate
We recorded $282 million of net tax expense in 2016, resulting in an effective tax rate of 33%, compared to $274 million of net tax expense in 2015, resulting in an effective tax rate of 30%. Our effective tax rate in 2016 and 2015 were lower than the U.S. statutory tax rate of 35% primarily due to lower tax rates on non-U.S. income.
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

Earnings (Loss) from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $560 million, or $3.24 per diluted share, in 2016, compared to $640 million, or $3.17 per diluted share, in 2015.
The decrease in earnings from continuing operations in 2016, as compared to 2015, was primarily driven by: (i) a $165 million increase in Other charges primarily due to the increase in intangible amortization expense and (ii) a $113 million decrease in Gains on sales of investments and businesses, partially offset by: (i) a $150 million increase in Gross margin, (ii) a $67 million decrease in R&D, and (iii) a $21 million decrease in SG&A. The increase in earnings from continuing operations per diluted share was driven by lower shares outstanding as a result of repurchases made through our ongoing share repurchase program, offset by a decrease in earnings from continuing operations.
Earnings from Discontinued Operations
In 2016, we reported no earnings from discontinued operations, compared to a loss from discontinued operations of $30 million, or $0.15 per diluted share, in 2015. The loss from discontinued operations in 2015 was related to the sale of the Enterprise business.

Results of Operations—2015 Compared to 2014
Net Sales
Net sales were $5.7 billion in 2015, down $186 million, or 3% compared to $5.9 billion in 2014. The decline in net sales is reflective of decreases in EMEA and Latin America, partially offset by growth in North America and AP. The decrease in EMEA and Latin America was primarily the result of lower Products and Services sales, driven by challenging macroeconomic conditions in Latin America and Eastern Europe, and foreign exchange rate unfavorability. North America grew on strong Products and Services sales and AP grew on stronger Products sales.
Gross Margin
Gross margin was $2.7 billion, or 47.7% of net sales in 2015, compared to $2.8 billion, or 48.1% of net sales in 2014. The decrease in gross margin was primarily a result of foreign exchange rate unfavorability. The decrease in gross margin percentage is primarily attributable to a decrease in gross margin as a percentage of sales within the Services segment while the gross margin percentage of the Products segment remained relatively flat. The decrease in gross margin percentage in the Services segment was primarily driven by: (i) a decrease in North America Integration services margins due to the deployment of certain large projects at lower gross margins and (ii) lower net sales in iDEN services which have a slightly higher gross margin percentage compared to the rest of the services portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased 14% to $1.0 billion, or 17.9% of net sales in 2015, compared to $1.2 billion, or 20.1% of net sales in 2014. The decrease in SG&A is primarily due to: (i) cost savings initiatives, including headcount reductions, (ii) lower pension expenses, and (iii) the favorable impact of foreign exchange rates, partially offset by higher incentive compensation accruals.
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
Other Charges
We recorded net charges of $84 million in 2015, compared to net charges of $2.0 billion in 2014. The charges in 2015 included: (i) $108 million of net reorganization of business charges, including a $31 million impairment of the corporate aircraft and (ii) $8 million of charges relating to the amortization of intangibles, partially offset by a $32 million non-U.S. pension curtailment gain. The charges in 2014 included: (i) a $1.9 billion charge related to the settlement of a U.S. pension plan, (ii) $64 million of net reorganization of business charges, (iii) $8 million of legal settlement charges, and (iv) $4 million of charges relating to the amortization of intangibles, partially offset by a $21 million gain on the sale of a building and land. The net reorganization of business charges are discussed in further detail in the “Reorganization of Business” section.
Net Interest Expense
Net interest expense was $173 million in 2015, compared to net interest expense of $126 million in 2014. The increase in interest expense in 2015 compared to 2014 was a result of higher outstanding debt balances.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $107 million in 2015, compared to $5 million in 2014. The net gains in 2015 and 2014 were related to the sales of equity investments.

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
Earnings (Loss) from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had earnings from continuing operations attributable to Motorola Solutions, Inc. of $640 million, or $3.17 per diluted share, in 2015, compared to a net loss from continuing operations attributable to Motorola Solutions, Inc. of $697 million, or a loss of $2.84 per diluted share, in 2014.
The increase in earnings (loss) from continuing operations in 2015, as compared to 2014, was primarily driven by: (i) a $1.9 billion decrease in Other charges, (ii) a $163 million decrease in SG&A, and (ii) a $61 million decrease in R&D. The increase in earnings from continuing operations per diluted share was driven by a reduction in shares outstanding, primarily as a result of our "Dutch auction" tender offer, as well as repurchases made through our ongoing share repurchase program, and an increase in earnings from continuing operations.
Earnings from Discontinued Operations
In 2015, we reported a $30 million, or $0.15 per diluted share, loss from discontinued operations, compared to earnings from discontinued operations of $2.0 billion, or $8.13 per diluted share, in 2014. The earnings (loss) from discontinued operations in both 2015 and 2014 were primarily related to the sale of the Enterprise business.

Segment Information
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” of our consolidated financial statements. Net sales and operating results for our two segments for 2016, 2015, and 2014 are presented below.
Products Segment
The Products segment’s net sales represented 60% of our consolidated net sales in 2016, compared to 65% in 2015 and 2014.

	Years ended December 31			Percent Change
(Dollars in millions)	2016	2015	2014	2016—2015	2015—2014
Segment net sales	$3,649	$3,676	$3,807	(1)%	(3)%
Operating earnings (loss)	734	704	(667)	4%	N/M
* N/M = Percent Change is not meaningful due to the comparison using prior year operating losses as a basis for the calculation.

Segment Results—2016 Compared to 2015
The segment’s net sales decreased $27 million, or 1%, to $3.6 billion in 2016, as compared to $3.7 billion in 2015. The decrease in the segment's net sales was primarily driven by: (i) a decrease in global systems sales, (ii) decreases in both devices and systems sales in Latin America primarily due to macroeconomic conditions, and (iii) unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP, partially offset by growth in devices in NA. On a geographic basis, net sales decreased in EMEA and Latin America and increased in North America and AP in 2016, compared to 2015. The segment's backlog was $1.5 billion at December 31, 2016 and $1.2 billion at December 31, 2015.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 69% of the segment’s net sales in 2016, up from 67% of the segment’s net sales in 2015.

The segment had operating earnings of $734 million in 2016, compared to $704 million in 2015. The increase in operating earnings in 2016 compared to 2015 was driven primarily by: (i) lower SG&A and R&D expenditures as a result of cost savings initiatives including headcount reductions, partially offset by an increase in Other charges.
Segment Results—2015 Compared to 2014
The segment’s net sales decreased $131 million, or 3%, to $3.7 billion in 2015, as compared to $3.8 billion in 2014. The decrease in the segment's net sales was primarily driven by: (i) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP, (ii) decreases in devices and systems sales in Latin America and EMEA impacted by the reduced purchasing power of our customers caused by the devaluation of their local currency and macroeconomic conditions, (iii) a decrease in systems sales in North America, and (iv) a decline in devices sales in AP, partially offset by: (i) growth in devices sales in North America and (ii) increased systems sales in AP. On a geographic basis, net sales decreased in EMEA and Latin America and increased in North America and AP in 2015, compared to 2014. The segment's backlog was $1.2 billion at both December 31, 2015 and December 31, 2014.
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
Services Segment
The Services segment’s net sales represented 40% of our consolidated net sales in 2016, compared to 35% in 2015 and 2014 respectively.

	Years ended December 31			Percent Change
(Dollars in millions)	2016	2015	2014	2016—2015	2015—2014
Segment net sales	$2,389	$2,019	$2,074	18%	(3)%
Operating earnings (loss)	333	290	(339)	15%	N/M
* N/M = Percent Change is not meaningful due to the comparison using prior year operating losses as a basis for the calculation.

Segment Results—2016 Compared to 2015
The segment’s net sales increased $370 million, or 18%, to $2.4 billion in 2016, as compared to $2.0 billion in 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both the acquisition of GDCL as well as organic growth. The acquisition of GDCL provided $462 million of net sales within EMEA during the year ended December 31, 2016, while the organic Managed & Support services business grew in North America and AP. This sales growth was partially offset by: (i) a decrease in Integration services sales, with a significant decrease in EMEA related to the winding down of a large system implementation, (ii) declining iDEN services sales in Latin America, and (iii) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales increased in EMEA, North America, and AP and decreased in Latin America in 2016, compared to 2015. The segment's backlog was $6.9 billion at December 31, 2016 and $5.2 billion at December 31, 2015. The increase in the segment's backlog in 2016 compared to 2015 was driven in part by $1.2 billion from the acquisition of GDCL.
Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 54% of the segment’s net sales in 2016, down from 62% of the segment’s net sales in 2015.
The segment had operating earnings of $333 million in 2016 compared to $290 million in 2015. The increase in operating earnings in 2016 compared to 2015 was driven primarily by: (i) increased sales volume generating higher gross margin on our Managed & Support services, primarily in EMEA due to the acquisition of GDCL, and (ii) lower SG&A expenditures due to cost savings initiatives, including headcount reductions, partially offset by an increase in Other charges, including $105 million of intangible amortization expense, primarily associated with the GDCL acquisition.
Segment Results—2015 Compared to 2014
The segment’s net sales decreased $55 million, or 3%, to $2.0 billion in 2015, as compared to $2.1 billion in 2014. The decrease in the segment's net sales was primarily driven by: (i) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP, (ii) lower Integration services sales, primarily in EMEA, related to the winding down of a large system implementation in Norway, and (iii) declining iDEN services sales in Latin America, partially offset by an increase in Managed & Support services in North America. On a geographic basis, net sales for 2015 decreased in EMEA, Latin America, and AP and increased in North America, compared to 2014. The segment's backlog was $5.2 billion at December 31, 2015 and $4.6 billion at December 31, 2014. The increase in the segment's backlog in 2015 compared to 2014 was driven in part by the United Kingdom government LTE contract awarded in 2015.

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

Reorganization of Businesses
During 2016 we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. In 2016, we recorded net reorganization of business charges of $140 million relating to the separation of 1,300 employees, of which 900 were indirect employees and 400 were direct employees. The $140 million of charges included $43 million recorded to Cost of sales and $97 million recorded to Other charges. Included in the aggregate $140 million are charges of: (i) $120 million for employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.
During 2015, we recorded net reorganization of business charges of $117 million relating to the separation of 1,100 employees, of which 900 were indirect employees and 200 were direct employees. The $117 million of charges in earnings from continuing operations included $9 million recorded to Cost of sales and $108 million recorded to Other charges. Included in the aggregate $117 million are charges of: (i) $74 million for employee separation costs, (ii) $31 million for the impairment of the corporate aircraft, (iii) $10 million for exit costs, and (iv) a $6 million building impairment charge, partially offset by $4 million of reversals for accruals no longer needed.
During 2014, we recorded net reorganization of business charges of $96 million relating to the separation of 1,200 employees, of which 900 were indirect employees and 300 were direct employees. Of these charges, $23 million was related to discontinued operations. The remaining $73 million of charges in earnings (loss) from continuing operations included $9 million recorded to Cost of sales and $64 million recorded to Other charges. Included in the aggregate $73 million are charges of: (i) $67 million for employee separation costs and (ii) $7 million related to charges for exit costs, partially offset by $1 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

Years ended December 31	2016	2015	2014
Products	$106	$84	$48
Services	34	33	25
	$140	$117	$73
Cash payments for exit costs and employee severance in connection with the reorganization of business plans were $79 million, $71 million, and $148 million in 2016, 2015, and 2014, respectively. The reorganization of business accruals at December 31, 2016 were $101 million, of which $94 million relates to employee separation costs that are expected to be paid within one year and $7 million relates primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances from $2.0 billion as of December 31, 2015 to $1.0 billion as of December 31, 2016. The decrease is primarily due to: (i) $1.1 billion of capital returned to shareholders through share repurchases and dividends paid, and (ii) $1.0 billion paid in the acquisition of GDCL, offset by $1.2 billion of cash generated by operating activities.
As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At December 31, 2016, $575 million of the $1.0 billion cash and cash equivalents balance was held in the U.S. and $455 million was held by the Company or its subsidiaries in other countries, with approximately $138 million held in the United Kingdom. Restricted cash was approximately $63 million at both December 31, 2016 and December 31, 2015.
We continue to analyze and review various repatriation strategies to efficiently repatriate cash. In 2016, we repatriated approximately $288 million in cash to the U.S. from international jurisdictions. Undistributed earnings that we intend to reinvest indefinitely, and for which no U.S. income taxes have been provided, aggregate to $1.6 billion at December 31, 2016. We currently have no plans to repatriate the foreign earnings permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Net cash provided by operating activities from continuing operations in 2016 was $1.2 billion, compared to cash provided by operating activities from continuing operations of $1.0 billion in 2015 and cash used by operating activities from continuing operations of $637 million in 2014. Operating cash flows in 2016, as compared to 2015, were positively impacted by high earnings from continuing operations (adjusted for net non-cash charges), offset by higher employee incentive compensation payments. Operating cash flows in 2015, as compared to 2014, were positively impacted by: (i) an increase in earnings from continuing operations, (ii) reduced pension contributions, and (iii) higher sales of accounts receivable.
We made $3 million of contributions to our U.S. pension plans during 2016, compared to $3 million contributed in 2015, and $1.1 billion contributed in 2014. In addition, we contributed $8 million, $10 million, and $237 million to our Non-U.S. Pension Plans during 2016, 2015, and 2014, respectively. We expect to make approximately $9 million of cash contributions in 2017, primarily to our Non-U.S. Pension Benefit Plans in 2017.
Investing Activities
Net cash used by investing activities from continuing operations was $1 billion in 2016, compared to net cash used by investing activities from continuing operations of $528 million in 2015 and net cash provided by investing activities from continuing operations of $3.2 billion in 2014. The $474 million increase in net cash used by investing activities from 2015 to 2016 was primarily due to the acquisition of GDCL for $1.0 billion and Spillman for $217 million, offset by the sale of an investment of $382 million used to fund the acquisition of GDCL. The $3.7 billion decrease in net cash provided by investing activities from 2014 to 2015 was primarily due to proceeds provided by the sale of the Enterprise business in 2014 compared to cash used for a $401 million investment earmarked for the purchase of GDCL in 2015.
Acquisitions and Investments: We used net cash of $1.5 billion for acquisitions and new investment activities in 2016, compared to $586 million in 2015, and $47 million in 2014. We paid cash of $1.0 billion during 2016 related to the acquisition of GDCL, $217 million for the acquisition of Spillman, and $26 million related to the acquisition of other software and services related businesses. The remainder of the cash was used for several debt and equity investments. In 2015, we invested $401 million in order to partially offset our foreign currency risk associated with the purchase of GDCL. We liquidated these investments in February 2016 to partially fund the acquisition. Additionally, we paid $49 million for the acquisition of two public safety software solution providers, as well as several debt and equity investments. The cash used in 2014 was for the acquisition of an equipment provider for $22 million and a number of equity investments.
Sales of Investments and Businesses: We received $670 million of proceeds in 2016 compared to $230 million in 2015 and $3.4 billion in 2014. The $670 million of cash provided by investments in 2016 primarily consisted of: (i) $382 million from the sale of an investment used to finance the acquisition of GDCL, (ii) $242 million from the sales of various debt and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations. The $230 million of cash received in 2015 was primarily comprised of: (i) $49 million reimbursement from Zebra for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale, (ii) $107 million from the sale of two equity investments, (iii) $13 million net cash received from Zebra for the final purchase price adjustment, as well as for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, and (iv) proceeds from the sale of various debt and equity securities, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest. The $3.4 billion of cash received in 2014 was primarily comprised of proceeds from the sale of the Enterprise business.
Capital Expenditures: Capital expenditures were $271 million in 2016, compared to $175 million in 2015, and $181 million in 2014. The increase in capital spending in 2016, as compared to 2015, was primarily driven by a increase in revenue-generating network expenditures, information technology spend and facilities expenditures. The decrease in capital spending in 2015, as compared to 2014, was primarily driven by an decrease in revenue-generating network expenditures.
Sales of Property, Plant, and Equipment: We had $73 million of proceeds related to the sale of property, plant, and equipment in 2016, compared to $3 million in 2015 and $33 million in 2014. The proceeds in 2016 were comprised of $54 million from the sale of buildings and land on the Schaumburg, IL campus and $19 million received from the sale of fixed assets. The proceeds in 2015 and 2014 were primarily comprised of sales of buildings and land.

Financing Activities
Net cash used for financing activities was $1.0 billion in 2016 compared to $2.4 billion in 2015 and $1.8 billion in 2014. Cash used for financing activities in 2016 was primarily comprised of: (i) $842 million used for purchases of common stock under our share repurchase program and (ii) $280 million of cash used for the payment of dividends, partially offset by $93 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2015 was primarily comprised of: (i) $3.2 billion used for purchases of common stock under our share repurchase program and (ii) $277 million of cash used for the payment of dividends, partially offset by: (i) $971 million of net proceeds from the issuance of the Senior Convertible Notes and (ii) $84 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2014 was primarily comprised of: (i) $2.5 billion used for purchases of our common stock under our share repurchase program, (ii) $465 million of cash used for the repayment of debt, and (iii) $318 million of cash used for the payment of dividends, partially offset by: (i) $1.4 billion of net proceeds from the issuance of debt, (ii) $87 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans, and (iii) $93 million of distributions received from discontinued operations.
Current and Long-Term Debt:  We had outstanding long-term debt of $4.4 billion and $4.3 billion, including the current portions of $4 million, at December 31, 2016 and December 31, 2015, respectively.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances including, for example, if the volume weighted average price of the Company's stock exceeds $85 for ten consecutive trading days, then up to 20% of the notes may be transferred or converted to shares of Company stock. The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). In the event of conversion, we intend to settle the principal amount of the Senior Convertible Notes in cash.
In connection with the completion of the acquisition of GDCL, we entered into a new term loan credit agreement (the “Term Loan Agreement”), under which we borrowed a term loan (the “Term Loan”) with an initial principal amount of $675 million. Interest on the Term Loan was variable and indexed to LIBOR. We have repaid all amounts borrowed under the Term Loan as of December 31, 2016.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. We believe that we will be able to maintain sufficient access to the capital markets. Any future disruptions, uncertainty, volatility in the capital markets, or deterioration in our credit ratings may result in higher funding costs for us and adversely affect our ability to access funds.
We may, from time to time, seek to retire certain of our outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 4, 2014, and August 3, 2016, the Board of Directors has authorized an aggregate share repurchase amount of up to $14.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2016, we have used approximately $11.8 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $2.2 billion of authority available for future repurchases.
During 2016, we paid an aggregate of $842 million, including transaction costs, to repurchase 12.0 million shares at an average price of $70.28 per share. During 2015, we paid an aggregate of $3.2 billion, including transaction costs, to repurchase 48.0 million shares at an average price of $66.22. Shares repurchased in 2015 include 30.1 million shares repurchased under a modified "Dutch auction" tender offer at a tender price of $66.50 for an aggregate of $2.0 billion, including transaction costs. During 2014, we paid an aggregate of $2.5 billion, including transaction costs, to repurchase 39.4 million shares at an average price of $64.63.

Payment of Dividends:  We paid cash dividends to holders of our common stock of $280 million in 2016, $277 million in 2015, and $318 million in 2014. Subsequent to quarter end, we paid an additional $77 million in cash dividends to holders of our common stock.
Credit Facilities
As of December 31, 2016, we had a $2.1 billion unsecured syndicated revolving credit facility (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2016. We did not borrow under the 2014 Motorola Solutions Credit Agreement during the twelve months ended December 31, 2016. No letters of credit were issued under the revolving credit facility as of December 31, 2016.
Contractual Obligations and Other Purchase Commitments
Summarized in the table and text below are our obligations and commitments to make future payments under long-term debt obligations, lease obligations, purchase obligations and tax obligations as of December 31, 2016.

	Payments Due by Period
(in millions)	Total	2017	2018	2019	2020	2021	Uncertain Timeframe	Thereafter
Long-term debt obligations	$4,437	$4	$5	$5	$1,003	$400	$—	$3,020
Lease obligations	481	62	58	52	49	42	—	218
Purchase obligations*	169	125	30	9	4	1	—	—
Tax obligations	68	29	—	—	—	—	39	—
Total contractual obligations	$5,155	$220	$93	$66	$1,056	$443	$39	$3,238
*Amounts included represent firm, non-cancelable commitments.
Lease Obligations:  We lease certain office, factory and warehouse space, land, information technology and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $481 million. Rental expense, net of sublease income, was $84 million in 2016, $42 million in 2015, and $62 million in 2014.
Purchase Obligations:  During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. We had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2017. The total payments expected to be made under these agreements are $169 million, of which $168 million relate to take or pay obligations from arrangements with suppliers for the sourcing of inventory supplies and materials. We do not anticipate the cancellation of any of our take or pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
Tax Obligations:  We have approximately $68 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of our global tax examinations, or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $30 million tax benefit, with cash payments not expected to exceed $30 million.
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
We outsource certain corporate functions, such as benefit administration and information technology-related services, under third-party contracts, the longest of which is expected to expire in 2019. Our remaining payments under these contracts are approximately $237 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.
As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects with our government customers. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the

Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2016, outstanding Performance Bonds totaled approximately $2.2 billion, compared to $1.8 billion at December 31, 2015. Any future disruptions, uncertainty, or volatility in bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs to obtain such Performance Bonds.
Off-Balance Sheet Arrangements:  At December 31, 2016, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties as described in Note 11 to the consolidated financial statements and our obligation to settle the embedded conversion option under the Senior Convertible Notes described in Note 4 to the consolidated financial statements.
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $125 million at December 31, 2016, compared to $112 million at December 31, 2015.
Outstanding Long-Term Receivables:  We had non-current long-term receivables of $49 million at December 31, 2016, compared to $47 million at December 31, 2015. There were $2 million of allowances for losses in 2016 and $1 million of allowances for losses in 2015. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 11%.
Sales of Receivables
From time to time, we sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables. Servicing obligations are limited to collection activities for sold accounts receivables and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2016, 2015, and 2014:

Years ended December 31	2016	2015	2014
Accounts receivable sales proceeds	$51	$29	$50
Long-term receivables sales proceeds	289	196	124
Total proceeds from receivable sales	$340	$225	$174
At December 31, 2016, the Company had retained servicing obligations for $774 million of long-term receivables, compared to $668 million of long-term receivables at December 31, 2015. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Adequate Internal Funding Resources
We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate funds from foreign jurisdictions, as well as cash provided by operations.
Other Contingencies
Potential Contractual Damage Claims in Excess of Underlying Contract Value:  In certain circumstances, we enter into contracts with customers pursuant to which the damages that could be claimed by the customer for failed performance might exceed the revenue we receive from the contract. Contracts with these types of uncapped damages provisions are fairly rare, but individual contracts could still represent meaningful risk. There is a possibility that a claim by a counterparty to one of these contracts could result in expenses that are far in excess of the revenue received from the counterparty in connection with the contract.
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
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of our long-term contracts, determining Estimated Costs at Completion is complex and subject to many variables. We have a standard and disciplined quarterly process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive project performance, and may result in an increase in operating income during the performance of individual contracts. Likewise, these adjustments may result in a decrease in operating income if Estimated Costs at Completion increase. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2016, 2015, and 2014. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
We allocate arrangement consideration to multiple software or software-related deliverables, including the sale of software upgrades or software support agreements to previously sold software, in accordance with software accounting guidance. For such arrangements, revenue is allocated to the deliverables based on the relative fair value of each element of the software, with fair value determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is post contract support, revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, we use the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

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
At December 31, 2016 and 2015, Inventories consisted of the following:

December 31	2016	2015
Finished goods	$151	$151
Work-in-process and production materials	253	287
	404	438
Less inventory reserves	(131)	(142)
	$273	$296
We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changes in technology and customer requirements. As reflected above, our inventory reserves represented 33% of the gross inventory balance at December 31, 2016, compared to 32% of the gross inventory balance at December 31, 2015. We have inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourced manufacturing.
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
There are various assumptions used in calculating the net periodic cost (benefit) and related benefit obligations. One of these assumptions is the expected long-term rate of return on plan assets. The required use of the expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. We use a five-year, market-related asset value method of recognizing asset related gains and losses.
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. Our investment return assumption for the U.S. Pension Benefit Plans and Postretirement Healthcare Benefits Plan was 7.00% in both 2016 and 2015. Our investment return assumption for the Non-U.S. Plan was 5.90% in 2016 and 2015. At December 31, 2016, the pension plans, including the U.S. Pension Benefit Plans and Non-U.S. Plans investment portfolios were comprised of approximately 33% equity investments, while the Postretirement Health Care Benefits Plan was all comprised of approximately 37% equity investments .
A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. pension benefit obligations were 4.42% and 4.73% at December 2016 and 2015, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 2.54% and 3.57% at December 2016 and 2015, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 4.11% and 4.26% at December 31, 2016 and 2015, respectively.
Effective on January 1, 2016, we changed the method used to estimate the interest and service cost components of net periodic cost for defined benefit pension and Post retirement Health Care Benefit Plans. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of these components of net periodic cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. We made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. This change does not affect the measurement of total benefit obligations as the change in interest and service cost is completely offset in the actuarial loss reported in the period. We have concluded that this change is a change in estimate and, accordingly, will account for it prospectively beginning in 2016. The impact of the change in estimate is a reduction of the interest and service cost components within net periodic cost in 2016 by approximately $18 million for the U.S. Pension Benefit Plans, $4 million for the Non-U.S. Pension Benefit Plans, and $6 million for the Postretirement Health Care Benefits Plan compared to the prior year approach.
A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is determined based upon long-term plans for such increases. For the Non-U.S. defined benefit plan, we assumed a weighted average rate for future compensation increases of 0.46% and 0.41% for 2016 and 2015, respectively. During 2015, the Non-U.S. defined benefit plan within the United Kingdom was amended to close future benefit accruals to all participants effective December 31, 2015. As such, no compensation increases have been included in our estimates for the defined benefit plan within the United Kingdom. Benefits under the U.S. Pension Plans have been frozen, and therefore future compensation increases are no longer a relevant assumption in the calculation of the benefit obligation on those plans. Historically, the Company utilized health care cost trend rates to determine the accumulated benefit obligation and net periodic benefit. However, the Postretirement Health Care Benefits Plan was amended in 2014 such that all eligible participants would receive an annual subsidy for the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses. As such, assumptions over increases in health care costs are no longer considered necessary to determine the accumulated postretirement benefit obligation.
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant. As such, depending on the specific plan, we amortize gains and losses over periods ranging from eleven to thirty-four years. Prior service costs are being amortized over periods ranging from one to eight years. Benefits under all pension plans are valued based on the projected unit credit cost method.

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
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Products and Services segments each meet the definition of a reporting unit. We performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2016, 2015, and 2014. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal years 2016, 2015, and 2014, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods or services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017.
We have begun to analyze the impact of the new standard on our financial results based on an inventory of our current contracts with customers. We have obtained an understanding of the new standard and currently believe that we will retain much of the same accounting treatment as used to recognize revenue under current standards. Revenue on a significant portion of our contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method. We believe under the new standard we will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in our contracts is demonstrated by creating a customized asset for our customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
In addition, we understand that the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by current software revenue recognition rules. While we may have contracts which fall under these accounting rules in the current standard, we have not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales of software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, we do not anticipate a significant acceleration of revenue upon applying the new standard to our current contracts under these fact patterns.
We continue to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on January 1, 2018, including readying our internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. We are in the process of determining the method of adoption we will elect and the impact on our consolidated financial statements and footnote disclosures, and will continue to provide enhanced disclosures as we continue our assessment.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for us January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so in which case it must be retrospectively applied at the earliest date practical. Upon adoption, we do not anticipate significant changes to our existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption is permitted. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
We elected to adopt ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2016. ASU 2016-09, which was issued by the FASB in March 2016, simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The impact of the prospective adoption of the provisions related to the recognition of excess tax benefits in income tax expense was a $5 million income tax benefit during the year ended December 31, 2016. Additionally, as a result of the adoption of this accounting standard, excess tax benefits on share-based compensation have been reported as a component of operating cash rather than within financing cash flows as previously presented, while the payment of withholding taxes on the settlement of share-based awards has been reported as a component of financing cash flows rather than within operating cash flows as previously presented. The change in presentation of withholding taxes within the condensed consolidated statements of cash flows has been adopted retrospectively, thereby increasing operating cash flows and reducing financing cash flows by $17 million, $16 million, and $48 million for the years ended December 31, 2016, 2015 and 2014. The presentation of excess tax benefits on share-based compensation has been adjusted prospectively within the condensed consolidated statement of cash flows, increasing operating cash flow and decreasing financing cash flow by $6 million for the year ended December 31, 2016.
We adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," effective January 1, 2016. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. We retrospectively adopted ASU 2015-03 effective January 1, 2016. As a result, debt issuance costs which were previously capitalized in other assets in the condensed consolidated balance sheet have been presented as a reduction to long-term debt. As of December 31, 2016 and December 31, 2015, $25 million and $41 million of debt issuance costs, respectively, have been presented as a component of long-term debt.
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for new products, (c) customer spending, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) competitive position and our ability to maintain a leadership position in our core products, (g) increased competition, (h) the impact of regulatory matters, (i) the impact from the allocation and regulation of spectrum, particularly with respect to broadband spectrum, (j) the firmness of each segment's backlog, (k) the competitiveness of the patent portfolio, (l) the impact of research and development, (m) the availability of materials and components, energy supplies and labor, and (n) the seasonality of the business; (2) “Properties,” about the sufficiency of our manufacturing capacity and the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis,” about: (a) the impact of the GDCL acquisition on our business, (b) the expected efficiencies of reorganizing our R&D and SG&A functions, (c) market growth/contraction, demand, spending and resulting opportunities, (d) impact of foreign exchange rate fluctuations, (e) our continued ability to reduce our operating expenses, (f) the growth of our Services segment and the resulting impact on consolidated gross margin, (g) the increase in public safety LTE revenues, (h) the decline in iDEN, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) our ability to invest in capital expenditures and R&D, (k) the success of our business strategy and portfolio, (l) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (m) our ability and cost to repatriate funds, (n) future cash contributions to pension plans or retiree health benefit plans, (o) the liquidity of our investments, (p) our ability and cost to access the capital markets, (q) our ability to borrow and the amount available under our credit facilities, (r) our ability to settle the principal amount of the Senior Convertible Notes in cash, (s) our ability and cost to obtain Performance Bonds, (t) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (u) expected payments pursuant to commitments under long-term agreements, (v) the ability to meet minimum purchase obligations, (w) our ability to sell accounts receivable and the terms and amounts of such sales, (x) the outcome and effect of ongoing and future legal proceedings, (y) the impact of the loss of key customers, and (z) the expected effective tax rate and deductibility of certain items; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2016, we have $4.4 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Of this total long-term debt amount, a $16 million Euro-denominated variable interest loan has a hedge that changes the interest rate characteristics from variable to fixed-rate. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.
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
At December 31, 2016, we had outstanding foreign exchange contracts totaling $717 million, compared to $494 million outstanding at December 31, 2015. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2016 and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	2016	2015
British Pound	$246	$62
Euro	122	99
Chinese Renminbi	(108)	(114)
Brazilian Real	(56)	(44)
Australian Dollar	(51)	(60)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of currency forward contracts and options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $73 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.

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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 21, 2017

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2016	2015	2014
Net sales from products	$3,649	$3,676	$3,807
Net sales from services	2,389	2,019	2,074
Net sales	6,038	5,695	5,881
Costs of products sales	1,649	1,625	1,678
Costs of services sales	1,520	1,351	1,372
Costs of sales	3,169	2,976	3,050
Gross margin	2,869	2,719	2,831
Selling, general and administrative expenses	1,000	1,021	1,184
Research and development expenditures	553	620	681
Other charges	249	84	1,972
Operating earnings (loss)	1,067	994	(1,006)
Other income (expense):
Interest expense, net	(205)	(173)	(126)
Gains (losses) on sales of investments and businesses, net	(6)	107	5
Other	(12)	(11)	(34)
Total other expense	(223)	(77)	(155)
Earnings (loss) from continuing operations before income taxes	844	917	(1,161)
Income tax expense (benefit)	282	274	(465)
Earnings (loss) from continuing operations	562	643	(696)
Earnings (loss) from discontinued operations, net of tax	—	(30)	1,996
Net earnings	562	613	1,300
Less: Earnings attributable to noncontrolling interests	2	3	1
Net earnings attributable to Motorola Solutions, Inc.	$560	$610	$1,299
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings (loss) from continuing operations, net of tax	$560	$640	$(697)
Earnings (loss) from discontinued operations, net of tax	—	(30)	1,996
Net earnings attributable to Motorola Solutions, Inc.	$560	$610	$1,299
Earnings (loss) per common share:
Basic:
Continuing operations	$3.30	$3.21	$(2.84)
Discontinued operations	—	(0.15)	8.13
	$3.30	$3.06	$5.29
Diluted:
Continuing operations	$3.24	$3.17	$(2.84)
Discontinued operations	—	(0.15)	8.13
	$3.24	$3.02	$5.29
Weighted average common shares outstanding:
Basic	169.6	199.6	245.6
Diluted	173.1	201.8	245.6
Dividends declared per share	$1.70	$1.43	$1.30
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(In millions)	2016	2015	2014
Net earnings	$562	$613	$1,300
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(228)	(62)	(108)
Derivative instruments	—	—	1
Marketable securities	3	(47)	46
Defined benefit plans	(226)	98	493
Total other comprehensive income (loss), net of tax	(451)	(11)	432
Comprehensive income	111	602	1,732
Less: Earnings attributable to noncontrolling interest	2	3	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$109	$599	$1,731
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2016	2015
ASSETS
Cash and cash equivalents	$1,030	$1,980
Accounts receivable, net	1,410	1,362
Inventories, net	273	296
Other current assets	755	954
Current assets held for disposition	—	27
Total current assets	3,468	4,619
Property, plant and equipment, net	789	487
Investments	238	231
Deferred income taxes	2,219	2,278
Goodwill	728	420
Other assets	1,021	271
Non-current assets held for disposition	—	40
Total assets	$8,463	$8,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$4	$4
Accounts payable	553	518
Accrued liabilities	2,111	1,671
Total current liabilities	2,668	2,193
Long-term debt	4,392	4,345
Other liabilities	2,355	1,904
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/16—165.5; 12/31/15—174.5
Outstanding shares: 12/31/16—164.7; 12/31/15—174.3
Additional paid-in capital	203	42
Retained earnings	1,148	1,716
Accumulated other comprehensive loss	(2,317)	(1,866)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(964)	(106)
Noncontrolling interests	12	10
Total stockholders’ equity (deficit)	(952)	(96)
Total liabilities and stockholders’ equity	$8,463	$8,346
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2014	255.5	$3,521	$(2,287)	$2,425	$30
Net earnings				1,299	1
Other comprehensive income			432
Issuance of common stock and stock options exercised	4.4	86
Share repurchase program	(39.4)	(2,546)
Excess tax benefit from share-based compensation		5
Share-based compensation expense		114
Dividends declared				(314)
Balance as of December 31, 2014	220.5	$1,180	$(1,855)	$3,410	$31
Net earnings				610	3
Other comprehensive loss			(11)
Issuance of common stock and stock options exercised	2	80
Share repurchase program	(48)	(1,147)		(2,030)
Tax shortfalls from share-based compensation		(155)
Sale of controlling interest in subsidiary common stock					(24)
Share-based compensation expense		78
Dividends declared				(274)
Equity component of Senior Convertible Notes		8
Balance as of December 31, 2015	174.5	$44	$(1,866)	$1,716	$10
Net earnings				560	2
Other comprehensive loss			(451)
Issuance of common stock and stock options exercised	3	93
Share repurchase program	(12)			(842)
Share-based compensation expense		68
Dividends declared				(286)
Balance as of December 31, 2016	165.5	$205	$(2,317)	$1,148	$12
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2016	2015	2014
Operating
Net earnings attributable to Motorola Solutions, Inc.	$560	$610	$1,299
Earnings attributable to noncontrolling interests	2	3	1
Net earnings	562	613	1,300
Earnings (loss) from discontinued operations, net of tax	—	(30)	1,996
Earnings (loss) from continuing operations, net of tax	562	643	(696)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	295	150	173
Non-cash other charges	54	52	—
Non-U.S. pension curtailment gain	—	(32)	—
Loss on pension plan settlement	26	—	1,883
Gain on sale of building and land	—	—	(21)
Share-based compensation expense	68	78	94
Loss (gains) on sales of investments and businesses, net	6	(107)	(5)
Loss from the extinguishment of long-term debt	2	—	37
Deferred income taxes	213	160	(557)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(6)	21	(62)
Inventories	6	16	(5)
Other current assets	(185)	92	(47)
Accounts payable and accrued liabilities	241	26	(72)
Other assets and liabilities	(117)	(78)	(1,359)
Net cash provided by (used for) operating activities from continuing operations	1,165	1,021	(637)
Investing
Acquisitions and investments, net	(1,474)	(586)	(47)
Proceeds from sales of investments and businesses, net	670	230	3,403
Capital expenditures	(271)	(175)	(181)
Proceeds from sales of property, plant and equipment	73	3	33
Net cash provided by (used for) investing activities from continuing operations	(1,002)	(528)	3,208
Financing
Repayment of debt	(686)	(4)	(465)
Net proceeds from issuance of debt	673	971	1,375
Issuance of common stock	93	84	87
Purchase of common stock	(842)	(3,177)	(2,546)
Excess tax benefit from share-based compensation	—	5	11
Payment of dividends	(280)	(277)	(318)
Distributions from discontinued operations	—	—	93
Net cash used for financing activities from continuing operations	(1,042)	(2,398)	(1,763)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	—	—	95
Net cash provided by investing activities from discontinued operations	—	—	4
Net cash used for financing activities from discontinued operations	—	—	(93)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	—	(6)
Net cash provided by discontinued operations	—	—	—
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(71)	(69)	(79)
Net increase (decrease) in cash and cash equivalents	(950)	(1,974)	729
Cash and cash equivalents, beginning of period	1,980	3,954	3,225
Cash and cash equivalents, end of period	$1,030	$1,980	$3,954
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$191	$163	$128
Income and withholding taxes, net of refunds	66	105	105
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
The consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of the Company’s long-term contracts, determining Estimated Costs at Completion is complex and subject to many variables. The Company has a standard and disciplined quarterly Estimated Costs at Completion process in which management reviews the progress and performance of open contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive project performance, and may result in an increase in operating income during the performance of individual contracts. Likewise, these adjustments may result in a decrease in operating income if Estimated Costs at Completion increase. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on Operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2016, 2015, and 2014. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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

Cash Equivalents:    The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $63 million at both December 31, 2016 and December 31, 2015.
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
Impairment of Long-Lived Assets: Long-lived assets, which include intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset (group) to future net undiscounted cash flows to be generated by the asset (group). If an asset (group) is considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the asset (group) exceeds the asset's (group's) fair value calculated using a discounted future cash flows analysis or market comparable analysis. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.
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
Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods or services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017.
The Company has begun to analyze the impact of the new standard on its financial results based on an inventory of the Company’s current contracts with customers. The Company has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment as used to recognize revenue under current standards. Revenue on a significant portion of its contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method. Under the new standard the Company will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in the Company's contracts is demonstrated by creating a customized asset for customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
In addition, the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by software revenue recognition rules. While the Company may have contracts which fall under these accounting rules in the current standard, it has not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales of software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, the Company does not anticipate a significant acceleration of revenue upon applying the new standard to its current contracts under these fact patterns.

The Company continues to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on January 1, 2018, including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and the impact on our consolidated financial statements and footnote disclosures, and will continue to provide enhanced disclosures as we continue our assessment.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so in which case it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption is permitted. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
The Company elected to adopt ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as of January 1, 2016. ASU 2016-09, which was issued by the FASB in March 2016, simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The impact of the prospective adoption of the provisions related to the recognition of excess tax benefits in income tax expense was a $5 million income tax benefit during the year ended December 31, 2016. Additionally, as a result of the adoption of this accounting standard, excess tax benefits on share-based compensation have been reported as a component of operating cash rather than within financing cash flows as previously presented, while the payment of withholding taxes on the settlement of share-based awards has been reported as a component of financing cash flows rather than within operating cash flows as previously presented. The change in presentation of withholding taxes within the condensed consolidated statements of cash flows has been adopted retrospectively, thereby increasing operating cash flows and reducing financing cash flows by $17 million, $16 million, and $48 million for the years ended December 31, 2016, 2015 and 2014. The presentation of excess tax benefits on share-based compensation has been adjusted prospectively within the condensed consolidated statement of cash flows, increasing operating cash flow and decreasing financing cash flow by $6 million for the year ended December 31, 2016.
The Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," effective January 1, 2016. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016. As a result, debt issuance costs which were previously capitalized in other assets in the condensed consolidated balance sheet have been presented as a reduction to long-term debt. As of December 31, 2016 and December 31, 2015, $25 million and $41 million of debt issuance costs, respectively, have been presented as a component of long-term debt.

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
The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended 2015 and 2014.

Years ended December 31	2015	2014
Net sales	$—	$1,904
Operating earnings	—	203
Gains (losses) on sales of investments and businesses, net	(24)	1,888
Earnings (loss) before income taxes	(24)	2,074
Income tax expense	6	78
Earnings (loss) from discontinued operations, net of tax	(30)	1,996
During the year ended December 31, 2016 the Company recognized no earnings from discontinued operations.

3.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings (loss) consist of the following:

Years ended December 31	2016	2015	2014
Other charges (income):
Intangibles amortization	$113	$8	$4
Reorganization of businesses	77	71	64
Legal settlement	—	—	8
Building impairment	17	6	—
Non-U.S. pension curtailment gain	—	(32)	—
Settlement of pension plan	26	—	1,917
Impairment of corporate aircraft	3	31	—
Gain on sale of building and land	—	—	(21)
Acquisition-related transaction fees	$13	$—	$—
	$249	$84	$1,972

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31	2016	2015	2014
Interest expense, net:
Interest expense	$(225)	$(186)	$(147)
Interest income	20	13	21
	$(205)	$(173)	$(126)
Other:
Loss from the extinguishment of long-term debt	$(2)	$—	$(37)
Investment impairments	(4)	(6)	—
Foreign currency gain (loss)	46	(23)	(3)
Gain (loss) on derivative instruments	(56)	7	(4)
Gains on equity method investments	5	6	16
Realized foreign currency loss on acquisition	(10)	—	—
Other	9	5	(6)
	$(12)	$(11)	$(34)
Earnings Per Common Share
Basic and diluted earnings per common share from both continuing operations and net earnings attributable to Motorola Solutions, Inc. is computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings (loss) from Continuing Operations			Net Earnings
Years ended December 31	2016	2015	2014	2016	2015	2014
Basic earnings per common share:
Earnings (loss)	$560	$640	$(697)	$560	$610	$1,299
Weighted average common shares outstanding	169.6	199.6	245.6	169.6	199.6	245.6
Per share amount	$3.30	$3.21	$(2.84)	$3.30	$3.06	$5.29
Diluted earnings per common share:
Earnings (loss)	$560	$640	$(697)	$560	$610	$1,299
Weighted average common shares outstanding	169.6	199.6	245.6	169.6	199.6	245.6
Add effect of dilutive securities:
Share-based awards	2.7	2.1	—	2.7	2.1	—
Senior Convertible Notes	0.8	0.1	—	0.8	0.1	—
Diluted weighted average common shares outstanding	173.1	201.8	245.6	173.1	201.8	245.6
Per share amount	$3.24	$3.17	$(2.84)	$3.24	$3.02	$5.29
In the computation of diluted earnings per common share from continuing operations and on a net earnings basis for the year ended December 31, 2016, the assumed exercise of 2.8 million options and the assumed vesting of 0.3 million RSUs were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from continuing operations and on a net earnings basis for the year ended December 31, 2015, the assumed exercise of 2.7 million stock options and the assumed vesting of 0.3 million RSUs were excluded because their inclusion would have been antidilutive. For the year ended December 31, 2014, the Company recorded a net loss from continuing operations and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive, including the assumed exercise of 6.3 million stock options and the assumed vesting of 1.1 million RSUs.
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

Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. In this case, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the year ended December 31, 2016, the dilutive impact of the Senior Convertible Notes was 0.8 million shares and 0.1 million for December 31, 2015.
Balance Sheet Information
Cash and Cash Equivalents
The Company’s cash and cash equivalents were $1.0 billion at December 31, 2016 and $2.0 billion at December 31, 2015. Of these amounts, $63 million was restricted at both December 31, 2016 and December 31, 2015.
Accounts Receivable, Net
Accounts receivable, net, consist of the following:

December 31	2016	2015
Accounts receivable	$1,454	$1,390
Less allowance for doubtful accounts	(44)	(28)
	$1,410	$1,362
Inventories, Net
Inventories, net, consist of the following:

December 31	2016	2015
Finished goods	$151	$151
Work-in-process and production materials	253	287
	404	438
Less inventory reserves	(131)	(142)
	$273	$296
Other Current Assets
Other current assets consist of the following:

December 31	2016	2015
Available-for-sale securities	$46	$438
Costs and earnings in excess of billings	495	374
Tax-related refunds receivable	90	44
Other	124	98
	$755	$954
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2016	2015
Land	$12	$17
Building	306	523
Machinery and equipment	1,921	1,585
	2,239	2,125
Less accumulated depreciation	(1,450)	(1,638)
	$789	$487
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $182 million, $142 million and $169 million, respectively.
During the year ended December 31, 2015, the Company entered into an arrangement to sell its Penang, Malaysia manufacturing operations, including the land, building, equipment, inventory, and the transfer of employees to a contract manufacturer. The Company recognized an impairment loss of $6 million on the building within Other charges in its consolidated statements of operations and presented the assets as held for sale in its consolidated balance sheets as of December 31, 2015.

The sale of the Penang, Malaysia facility and manufacturing operations was completed on February 1, 2016. During the year ended December 31, 2016, the Company incurred a loss of $7 million on the sale of its Penang, Malaysia facility and manufacturing operations, which is included within Gains (losses) on sales of investments and businesses, net.
During the year ended December 31, 2015, the Company entered into an agreement to broker the sale of its corporate aircraft. The Company recognized an impairment loss of $31 million within Other charges based on the indicated market value of the aircraft and presented the aircraft as held for sale in its consolidated balance sheets as of December 31, 2015. During the year ended December 31, 2016, the sale of the corporate aircraft was completed.
The Company acquired property, plant and equipment, including network-related assets, with a fair value of $245 million in the acquisition of GDCL on February 19, 2016. See discussion in Note 14.
During the year ended December 31, 2016, Motorola Solutions relocated its global headquarters from Schaumburg, Illinois to Chicago, Illinois. The Company sold the remaining buildings and land on its Schaumburg, IL campus, and will continue optimize the Schaumburg campus for current space requirements. A building impairment loss of $17 million has been recognized in Other charges during the year ended December 31, 2016 related to the excess carrying value of the long-lived assets in relation to the selling price.

Investments
Investments consist of the following:

December 31, 2016	Cost Basis	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$51	$51
Corporate bonds	5	5
	56	56
Other investments	211	211
Equity method investments	17	17
	$284	$284
Less: current portion of available-for-sale securities		46
		$238
The cost basis is equal to the fair value for all of the Company's investments as of December 31, 2016.

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Loss	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$455	$—	(11)	444
Corporate bonds	7	—	—	7
Common stock	—	6	—	6
	462	6	(11)	457
Other investments	203	—	—	203
Equity method investments	9	—	—	9
	674	6	(11)	669
Less: current portion of available-for-sale securities				438
				$231
In December 2015, the Company invested $401 million in United Kingdom treasury securities in order to partially offset the risk associated with fluctuations in the British Pound Sterling in the period before the closing of the purchase of GDCL. The investments were recorded within Other current assets in the Company's consolidated balance sheets. The Company liquidated these investments in February 2016 to partially fund the acquisition of GDCL. During the year ended December 31, 2016, the Company realized a loss of $19 million associated with the sale of the treasury securities, of which, $11 million was unrealized as of December 31, 2015.
The Company recognized losses on the sale of investments and businesses of $6 million for the year ended December 31, 2016 compared to gains on the sale of investments and business of $107 million and $5 million for the years ended

December 31, 2015 and 2014. During the years ended December 31, 2016 and 2015, the Company recorded investment impairment charges of $4 million and $6 million, respectively, representing other-than-temporary declines in the value of the Company’s equity investment portfolio. There were no investment impairments recorded during the year ended December 31, 2014. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.
Other Assets
Other assets consist of the following:

December 31	2016	2015
Intangible assets, net (Note 14)	$821	$49
Non-current long-term receivables	49	47
Defined benefit plan assets	102	128
Other	49	47
	$1,021	$271
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2016	2015
Deferred revenue	$439	$390
Compensation	250	241
Billings in excess of costs and earnings	434	337
Tax liabilities	111	48
Dividend payable	77	71
Trade liabilities	180	135
Other	620	449
	$2,111	$1,671
Other Liabilities
Other liabilities consist of the following:

December 31	2016	2015
Defined benefit plans	$1,799	$1,512
Postretirement Health Care Benefit Plan	—	49
Deferred revenue	115	113
Unrecognized tax benefits	39	50
Deferred income taxes	121	12
Deferred consideration (Note 14)	72	—
Other	209	168
	$2,355	$1,904
Stockholders’ Equity Information
Share Repurchase Program: Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 3, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2016, the Company had used approximately $11.8 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.2 billion of authority available for future repurchases.
During 2016, the Company paid an aggregate of $842 million, including transaction costs, to repurchase 12.0 million shares at an average price of $70.28 per share. During 2015, the Company paid an aggregate of $3.2 billion, including transaction costs, to repurchase 48.0 million shares at an average price of $66.22. Shares repurchased in 2015 include 30.1 million shares repurchased under a modified "Dutch auction" tender offer at a tender price of $66.50 for an aggregate of $2.0 billion, including transaction costs. During 2014, the Company paid an aggregate of $2.5 billion, including transaction costs, to repurchase 39.4 million shares at an average price of $64.63.

Payment of Dividends:  On November 3, 2016, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.41 per share to $0.47 per share of common stock. During the years ended December 31, 2016, 2015, and 2014 the Company paid $280 million, $277 million, and $318 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the consolidated statements of operations during the years ended December 31, 2016, 2015, and 2014:

	Years ended December 31
	2016	2015	2014
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(266)	$(204)	$(96)
Other comprehensive loss before reclassification adjustment	(227)	(82)	(58)
Tax benefit (expense)	(1)	20	9
Other comprehensive income before reclassification adjustment, net of tax	(228)	(62)	(49)
Reclassification adjustment into Earnings from discontinued operations	—	—	(75)
Tax expense	—	—	16
Reclassification adjustment into Earnings from discontinued operations, net of tax	—	—	(59)
Other comprehensive loss, net of tax	(228)	(62)	(108)
Balance at end of period	$(494)	$(266)	$(204)
Derivative instruments:
Balance at beginning of period	$—	$—	$(1)
Reclassification adjustment into Cost of sales	—	—	1
Reclassification adjustment into Cost of sales, net of tax	—	—	1
Other comprehensive income, net of tax	—	—	1
Balance at end of period	$—	$—	$—
Available-for-Sale Securities:
Balance at beginning of period	$(3)	$44	$(2)
Other comprehensive income before reclassification adjustment	—	(15)	72
Tax benefit (expense)	—	5	(26)
Other comprehensive income (loss) before reclassification adjustment, net of tax	—	(10)	46
Reclassification adjustment into Losses (Gains) on sales of investments and businesses	5	(61)	—
Tax expense (benefit)	(2)	24	—
Reclassification adjustment into Earnings from continuing operations, net of tax	3	(37)	—
Other comprehensive income, net of tax	3	(47)	46
Balance at end of period	$—	$(3)	$44
Defined Benefit Plans:
Balance at beginning of period	$(1,597)	$(1,695)	$(2,188)
Other comprehensive income (loss) before reclassification adjustment	(368)	108	(1,165)
Tax benefit	98	12	447
Other comprehensive income (loss) before reclassification adjustment, net of tax	(270)	120	(718)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	53	71	118
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(27)	(62)	(57)
Reclassification adjustment - Non-U.S. pension curtailment gain into Other charges	—	(32)	—
Reclassification adjustment - Pension settlement loss into Other charges	26	—	1,883
Disposition of the Enterprise business retirement benefits into Earnings from discontinued operations, net of tax	—	—	(1)
Tax expense (benefit)	(8)	1	(732)
Reclassification adjustment into Net earnings	44	(22)	1,211
Other comprehensive income (loss), net of tax	(226)	98	493
Balance at end of period	$(1,823)	$(1,597)	$(1,695)

Total Accumulated other comprehensive loss	$(2,317)	$(1,866)	$(1,855)

4.    Debt and Credit Facilities
Long-Term Debt

December 31	2016	2015
2.0% Senior Convertible Notes due 2020	$988	$969
3.5% senior notes due 2021	395	394
3.75% senior notes due 2022	746	745
3.5% senior notes due 2023	593	592
4.0% senior notes due 2024	588	587
6.5% debentures due 2025	117	118
7.5% debentures due 2025	345	345
6.5% debentures due 2028	36	36
6.625% senior notes due 2037	54	54
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	91	90
Other long-term debt	52	29
	4,401	4,355
Adjustments for unamortized gains on interest rate swap terminations	(5)	(6)
Less: current portion	(4)	(4)
Long-term debt	$4,392	$4,345
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances including, for example, if the volume weighted average price of the Company's stock exceeds $85 for ten consecutive trading days, then up to 20% of the notes may be transferred or converted to shares of Company stock. The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). The value by which the Senior Convertible Notes exceeded their principal amount if converted as of December 31, 2016 was $202 million. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
The Company recorded a long-term debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.4%, which was determined based on a review of relevant market data, the Company has calculated the debt liability to be $992 million, indicating an $8 million discount to be amortized over the expected life of the debt instrument. As of December 31, 2016, the remaining unamortized debt discount was $3 million, which will be amortized over one year as a component of interest expense compared to $7 million as of December 31, 2015. For the year ended December 31, 2016, total interest expense relating to both the contractual interest coupon and amortization of the debt discount was $24 million, compared to $8 million for the year December 31, 2015. The total of proceeds received in excess of the fair value of the debt liability of $8 million has been recorded within Additional paid-in capital.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2017—$4 million; 2018—$5 million; 2019—$5 million; 2020—$1 billion; and 2021—$400 million.
In connection with the completion of the acquisition of GDCL, the Company entered into a new term loan credit agreement (the “Term Loan Agreement”), under which the Company borrowed a term loan (the “Term Loan”) with an initial principal amount of $675 million. Interest on the Term Loan is variable and indexed to LIBOR. No additional borrowings are permitted under the Term Loan Agreement and amounts borrowed and repaid or prepaid may not be re-borrowed. The Company has repaid all amounts borrowed under the Term Loan as of December 31, 2016.
Effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." Under this guidance, the Company has revised the presentation of debt issuance costs which were previously capitalized in other assets in the consolidated balance sheet to be presented as a reduction to long-term debt. As of December 31, 2016 and December 31, 2015, $25 million and $41 million, respectively, have been presented as a component of long-term debt.
Credit Facilities
As of December 31, 2016, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $450 million letter of credit sub-limit, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including a maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2016. The Company did not borrow under the 2014 Motorola Solutions Credit Agreement during the twelve months ended December 31, 2016. No letters of credit were issued under the revolving credit facility as of December 31, 2016.

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
At December 31, 2016, the Company had outstanding foreign exchange contracts with notional amounts totaling $717 million, compared to $494 million outstanding at December 31, 2015. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2016 and the corresponding positions as of December 31, 2015:

	Notional Amount
Net Buy (Sell) by Currency	2016	2015
British Pound	$246	$62
Euro	122	99
Chinese Renminbi	(108)	(114)
Brazilian Real	(56)	(44)
Australian Dollar	(51)	(60)
Interest Rate Risk
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as a hedge. As such, the changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s consolidated statements of operations. The fair value of the interest rate swaps liability was de minimus at December 31, 2016 and a liability position of $1 million at December 31, 2015.
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2016, all of the counterparties have investment grade credit ratings. As of December 31, 2016, the net aggregate credit risk with all counterparties was approximately $9 million.

Derivative Financial Instruments
The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company at December 31, 2016 and 2015:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$9	Other assets	$32	Accrued liabilities
Total derivatives	$9		$32

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2015	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$6	Other assets	$2	Accrued liabilities
Interest rate swap	—	Other assets	1	Accrued liabilities
Total derivatives	$6		$3
The following table summarizes the effect of derivative instruments in the Company's consolidated statements of operations, including immaterial amounts related to discontinued operations, for the years ended December 31, 2016, 2015 and 2014:

	December 31			Statement of Operations Location
Gain (Loss) on Derivative Instruments	2016	2015	2014
Interest rate swap	$1	$1	$1	Other income (expense)
Foreign exchange contracts	(57)	6	(5)	Other income (expense)
Total derivatives	$(56)	$7	$(4)
The Company had no instruments designated as hedging instruments for the year ended December 31, 2016.

6.     Income Taxes
Components of earnings (loss) from continuing operations before income taxes are as follows:

Years ended December 31	2016	2015	2014
United States	$651	$725	$(1,355)
Other nations	193	192	194
	$844	$917	$(1,161)

Components of income tax expense (benefit) are as follows:

Years ended December 31	2016	2015	2014
United States	$20	$71	$14
Other nations	31	30	67
States (U.S.)	18	13	11
Current income tax expense	69	114	92
United States	180	154	(503)
Other nations	36	(13)	(11)
States (U.S.)	(3)	19	(43)
Deferred income tax expense (benefit)	213	160	(557)
Total income tax expense (benefit)	$282	$274	$(465)
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains and losses on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were charges of $87 million, benefits of $62 million, and charges of $286 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings. The Company assessed its unremitted earnings position and concluded that certain of its non-U.S. subsidiaries’ earnings continue to be permanently reinvested overseas. The Company intends to utilize the offshore earnings for working capital needs in its international operations. During 2016, the Company made no changes to its permanent reinvestment assertion. During 2015, the Company recorded a net tax benefit of $8 million related to the reversal of deferred tax liabilities due to the change in permanent reinvestment assertion. During 2014, the Company recorded a net tax benefit of $19 million related to the reversal of deferred tax liabilities related to undistributed foreign earnings due to the change in permanent reinvestment assertion.
Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. income taxes have been provided, aggregate to $1.6 billion at December 31, 2016. The Company currently has no plans to repatriate the foreign earnings permanently reinvested and therefore, the time and manner of repatriation is uncertain. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. However, given the uncertain repatriation time and manner at December 31, 2016, it is not practicable to estimate the amount of any additional income tax charge on the hypothetical distribution of permanently reinvested earnings. On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional taxes. The portion of earnings not reinvested indefinitely may be distributed without an additional charge given the U.S. federal and foreign income tax accrued on undistributed earnings and the utilization of available foreign tax credits.
Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the consolidated statements of operations are as follows:

Years ended December 31	2016		2015		2014
Income tax expense (benefit) at statutory rate	$295	35.0%	$321	35.0%	$(406)	35.0%
Tax on non-U.S. earnings	(25)	(3.0)%	(46)	(5.0)%	(27)	2.3%
State income taxes, net of federal benefit	26	3.1%	24	2.6%	(30)	2.6%
Recognition of previously unrecognized income tax benefits	(13)	(1.6)%	1	0.1%	(29)	2.5%
Other provisions	(2)	(0.4)%	14	1.6%	9	(0.7)%
Valuation allowances	(7)	(0.8)%	(9)	(1.0)%	55	(4.7)%
Section 199 deduction	(15)	(1.7)%	(19)	(2.1)%	(12)	1.0%
Tax on undistributed non-U.S. earnings	25	3.0%	(7)	(0.8)%	(19)	1.6%
Research credits	(2)	(0.2)%	(5)	(0.5)%	(6)	0.5%
	$282	33.4%	$274	29.9%	$(465)	40.1%
Gross deferred tax assets were $3.1 billion and $3.5 billion at December 31, 2016 and 2015, respectively. Deferred tax assets, net of valuation allowances, were $3.0 billion at December 31, 2016 and $3.4 billion at December 31, 2015, respectively. Gross deferred tax liabilities were $900 million and $1.2 billion at December 31, 2016 and 2015, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2016	2015
Inventory	$29	$30
Accrued liabilities and allowances	136	136
Employee benefits	693	612
Capitalized items	169	357
Tax basis differences on investments	7	14
Depreciation tax basis differences on fixed assets	74	19
Undistributed non-U.S. earnings	(27)	(19)
Tax carryforwards	927	1,028
Business reorganization	36	20
Warranty and customer liabilities	21	20
Deferred revenue and costs	122	146
Valuation allowances	(118)	(129)
Deferred charges	37	41
Other	(8)	3
	$2,098	$2,278
At December 31, 2016 and 2015, the Company had valuation allowances of $118 million and $129 million, respectively, against its deferred tax assets, including $85 million and $98 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net decrease of $13 million during 2016 and a net decrease of $97 million during 2015. The decrease in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries during 2016 relates to the expiration of net operating losses and the change in the value of net deferreds related to the Company's defined benefit plan in the United Kingdom. The decrease in the valuation allowance relating to deferred tax assets of non-U.S. subsidiaries during 2015 relates to the expiration of net operating losses, the release of a Singapore valuation allowance, and the change in the value of net deferreds related to the Company's defined benefit plan in the United Kingdom.
The Company’s U.S. valuation allowance increased $2 million during 2016 while it did not change during 2015. The U.S. valuation allowance of $33 million as of December 31, 2016 primarily relates to state tax carryforwards. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Tax carryforwards are as follows:

December 31, 2016	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$51	$18	2022-2033
Foreign tax credits	—	510	2018-2023
General business credits	—	115	2026-2036
Minimum tax credits	—	101	Unlimited
State tax losses	1,174	34	2017-2029
State tax credits	—	26	2018-2030
Non-U.S. Subsidiaries:
Japan tax losses	98	30	2017-2021
Germany tax losses	53	15	Unlimited
United Kingdom tax losses	84	14	Unlimited
Singapore tax losses	40	7	Unlimited
Other subsidiaries tax losses	—	26	Various
Spain tax credits	—	23	Various
Other subsidiaries tax credits	—	8	Various
		$927

The Company had unrecognized tax benefits of $68 million and $88 million at December 31, 2016 and December 31, 2015, respectively, of which approximately $50 million, if recognized, would affect the effective tax rate for both 2016 and 2015, net of resulting changes to valuation allowances.
A roll-forward of unrecognized tax benefits is as follows:

	2016	2015
Balance at January 1	$88	$96
Additions based on tax positions related to current year	—	2
Additions for tax positions of prior years	2	4
Reductions for tax positions of prior years	(15)	(9)
Settlements and agreements	(3)	(3)
Lapse of statute of limitations	(4)	(2)
Balance at December 31	$68	$88
The IRS has completed its examination of the Company's 2012 and 2013 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2008-2016
China	2002-2016
France	2010-2016
Germany	2011-2016
India	1997-2016
Israel	2012-2016
Japan	2011-2016
Malaysia	2010-2016
Singapore	2015-2016
United Kingdom	2015-2016
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
Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $50 million tax charge to a $30 million tax benefit, with cash payments not to exceed $30 million.
At December 31, 2016, the Company had $26 million accrued for interest and $18 million accrued for penalties on unrecognized tax benefits. At December 31, 2015, the Company had $29 million and $24 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

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
In September 2014, the Company entered into a Definitive Purchase Agreement (the “Agreement”) by and among the Company, The Prudential Insurance Company of America (“PICA”), Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of the Company’s Regular Pension Plan. Under the Agreement, the Regular Pension Plan purchased from PICA a group annuity contract that requires PICA to pay and administer certain future annuity payments to approximately 30,000 of the Company’s retirees. On December 3, 2014, the Company transfered $3.2 billion of plan assets to

PICA upon the close of the Agreement and then subsequently terminated the plan. During 2014, the Company established a new pension plan with substantially the same terms as the Regular Pension Plan (the “New Plan”) to accommodate the Company's remaining active employees and non-retirees. Upon the establishment of the New Plan, the Company offered and paid out from plan assets the maximum of $1.0 billion of lump-sum distributions to certain participants who had accrued a pension benefit, had left the Company prior to June 30, 2014, and had not yet started receiving pension benefit payments. As a result of the actions taken to the Regular Pension Plan and the New Plan, the Company recorded a settlement loss of $1.9 billion in 2014 which is recorded in "Other charges" within the statement of operations.
The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provided supplemental benefits to individuals by replacing benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the “Cap”) or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years is the greater of: (i) such employee’s eligible compensation as of January 1, 2007 (frozen at that amount) or (ii) the relevant Cap for the given year. The Company amended the MSPP (collectively the with the New Plan, the “U.S. Pension Benefit Plans”) in December 2008 such that effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit. Effective January 1, 2009, the MSPP was closed to new participants unless such participation was required under a prior contractual entitlement.
Postretirement Health Care Benefits Plan
Certain health care benefits are available to eligible domestic employees hired prior to January 1, 2002 and meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants.
During 2012, the Postretirement Health Care Benefits Plan was amended ("the Original Amendment") such that, as of January 1, 2013, retirees over the age of 65 are provided an annual subsidy to use toward the purchase of their own health care coverage from private insurance companies or for reimbursement of eligible health care expenses. During 2014, the Postretirement Health Care Benefits Plan was then further amended ("The New Amendment") to provide the annual subsidy discussed as part of the Original Amendment to all participants remaining under the plan effective March 1, 2015. Additionally, the New Amendment eliminated dental benefits that were previously provided under the plan.
During the year ended December 31, 2016, the Company made two amendments to the Postretirement Health Care Benefits Plan (the “Amendments”). As a result of the first Amendment, all eligible retirees under the age of 65 will be provided an annual subsidy per household, versus per individual, toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses. The second amendment modified the annual subsidy such that all retirees over the age of 65 were entitled to one fixed rate subsidy, capped at $560 per participant.
The Amendments to the Postretirement Health Care Benefits Plan required remeasurement of the plan, resulting in a reduction in the Postretirement Benefit Obligation. A substantial portion of the decrease is related to a prior service credit and will be recognized as a credit to the condensed consolidated statements of operations over approximately five years, or the period in which the remaining employees eligible for the plan will qualify for benefits under the plan.
Non U.S. Pension Benefit Plans
The Company also provides defined benefit plans which cover non U.S. employees in certain jurisdictions, principally the United Kingdom and Germany (the “Non U.S. Pension Benefit Plans”). Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
In June 2015, the Company amended its Non U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015. As a result, the Company recorded a curtailment gain of $32 million to Other Charges within the Company's consolidated statement of operations during 2015.
During the year ended December 31, 2016, the Company offered lump-sum settlements to certain participants in the Non-US defined benefit plan within the United Kingdom. The lump-sum settlements were targeted to certain participants who had accrued a pension benefit, but had not yet started receiving pension benefit payments. As a result of the actions taken, the company recorded a settlement loss of $26 million in 2016, which is recorded within "Other Charges" within the consolidated statement of operations.

Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$11	$12	$15	$—	$1	$2
Interest cost	182	193	370	55	66	80	4	8	10
Expected return on plan assets	(220)	(212)	(381)	(93)	(103)	(90)	(9)	(9)	(10)
Amortization of:
Unrecognized net loss	37	46	97	11	17	12	5	8	9
Unrecognized prior service benefit	—	—	—	—	(3)	(7)	(27)	(59)	(50)
Curtailment gain	—	—	—	—	(32)	—	—	—	—
Settlement loss	—	—	1,883	26	—	—	—	—	—
Net periodic cost (benefit)	$(1)	$27	$1,969	$10	$(43)	$10	$(27)	$(51)	$(39)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$4,304	$4,536	$1,815	$2,075	$192	$212
Service cost	—	—	11	12	—	1
Interest cost	182	193	55	66	4	8
Plan amendments	—	—	—	1	(70)	—
Settlements/curtailments	—	—	(103)	(5)	—	—
Actuarial loss (gain)	256	(319)	359	(151)	(27)	(12)
Foreign exchange valuation adjustment	—	—	(293)	(118)	—	—
Employee contributions	—	—	—	2	—	—
Expenses and tax payments	—	—	(7)	(5)	—	—
Benefit payments	(98)	(106)	(46)	(62)	(16)	(17)
Benefit obligation at December 31	$4,644	$4,304	$1,791	$1,815	$83	$192
Change in plan assets:
Fair value at January 1	$3,130	$3,317	$1,696	$1,806	$143	$163
Return on plan assets	160	(84)	309	33	6	(6)
Company contributions	3	3	8	10	—	—
Settlements	—	—	(103)	—	—	—
Employee contributions	—	—	—	2	—	—
Foreign exchange valuation adjustment	—	—	(292)	(88)	—	—
Expenses and tax payments	—	—	(7)	(5)	—	—
Benefit payments	(98)	(106)	(46)	(62)	(13)	(14)
Fair value at December 31	$3,195	$3,130	$1,565	$1,696	$136	$143
Funded status of the plan	$(1,449)	$(1,174)	$(226)	$(119)	$53	$(49)
Unrecognized net loss	2,054	1,777	559	453	75	104
Unrecognized prior service benefit	—	—	—	—	(67)	(24)
Prepaid pension cost	$605	$603	$333	$334	$61	$31
Components of prepaid (accrued) pension cost:
Current benefit liability	$(3)	$—	$—	$—	$—	$—
Non-current benefit liability	(1,446)	(1,174)	(251)	(224)	—	(49)
Non-current benefit asset	—	—	25	105	53	—
Deferred income taxes	762	657	57	46	4	31
Accumulated other comprehensive loss	1,292	1,120	502	407	4	49
Prepaid pension cost	$605	$603	$333	$334	$61	$31
The benefit obligation and plan assets for the Company's U.S. Pension Benefit Plan and Postretirement Health Care Benefit Plan are measured as of December 31, 2016. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from eleven to thirty-four years. Prior service costs are amortized over periods ranging from one to eight years. Benefits under all pension plans are valued based on the projected unit credit cost method.
The net periodic cost for 2017 will include amortization of the unrecognized net loss and prior service costs for the U.S. Pension Benefit Plans and Non U.S. Pension Benefit Plans, currently included in Accumulated other comprehensive loss, of $44 million and $15 million, respectively. It is estimated that the 2017 net periodic expense for the Postretirement Health Care

Benefits Plan will include amortization of a net credit of $13 million, comprised of the unrecognized prior service gain and unrecognized actuarial loss, currently included in Accumulated other comprehensive loss.
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
Effective January 1, 2016, the Company changed the method used to estimate the interest and service cost components of net periodic cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of net periodic cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. This change does not affect the measurement of total benefit obligations as the change in interest and service cost is completely offset in the actuarial loss reported in the period. The Company has concluded that this change is a change in estimate and, therefore, has accounted for it prospectively beginning January 1, 2016. Based on the change in estimate, the Company experienced no reduction in service costs and a $28 million reduction in interest costs for the year ended December 31, 2016 compared to the prior approach. The overall reduction in the interest cost for the year ended December 31, 2016 is comprised of $18 million related to the U.S. Pension Benefit Plans, $4 million related to the Postretirement Health Care Benefit Plans, and $6 million related to the Non U.S. Pension Benefits Plan.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2016	2015	2016	2015	2016	2015
Discount rate	4.27%	4.30%	3.22%	3.19%	3.14%	3.90%
Investment return assumption	7.00%	7.00%	5.90%	5.90%	7.00%	7.00%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2016	2015	2016	2015	2016	2015
Discount rate	4.42%	4.73%	2.54%	3.57%	4.11%	4.26%
Future compensation increase rate	n/a	n/a	0.46%	0.41%	n/a	n/a
The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2016	2015	2016	2015
Accumulated benefit obligation	$4,644	$4,304	$1,785	$1,809
In 2014, the Society of Actuaries ("SOA") released the “RP-2014 White Collar” mortality table which was utilized in calculating the 2014 projected benefit obligation. During 2016, the SOA issued an update, Mortality Improvement Scale MP-2016, which includes two additional years of mortality data and was utilized to calculate the 2016 projected benefit obligation.

Investment Policy
The individual plans have adopted an investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plans retain professional advisors and investment managers that invest plan assets into various classes including, but not limited to, equity and fixed income securities, cash, cash equivalents, hedge funds, infrastructure/utilities, insurance contracts, leveraged loan funds and real estate. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic cost. The individual plans have target mixes for these asset classes, which are readjusted periodically when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level.
The weighted-average asset allocations by asset categories for all pension and the Postretirement Health Care Benefits plans were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2016	2015	2016	2015
Target Mix:
Equity securities	33%	37%	37%	36%
Fixed income securities	46%	45%	43%	42%
Cash and other investments	21%	18%	20%	22%
Actual Mix:
Equity securities	34%	37%	37%	37%
Fixed income securities	47%	44%	43%	41%
Cash and other investments	19%	19%	20%	22%
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
Cash Funding
The Company made $3 million of contributions to its U.S. Pension Benefit Plans during 2016, compared to $3 million contributed in 2015. The Company contributed $8 million to its Non U.S. Pension Benefit Plans during 2016, compared to $10 million contributed in 2015. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2016 or 2015.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2017	$114	$47	$8
2018	130	48	7
2019	146	49	7
2020	164	50	6
2021	188	51	6
2022-2026	1,241	270	26
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2016, 2015 and 2014. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $58 million and $63 million as of December 31, 2016 and December 31, 2015, respectively.
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
Defined Contribution Plan
The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees may participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2016, 2015 and 2014 were $26 million, $28 million and $31 million, respectively.
Under the 401(k) plan, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. For the years ended December 31, 2016, 2015, and 2014 the Company made no discretionary matching contributions.

8.    Share-Based Compensation Plans and Other Incentive Plans
The Company grants options and stock appreciation rights to acquire shares of common stock to certain employees, including executives, and to existing option holders of acquired companies in connection with the merging of option plans following an acquisition. Each option granted and stock appreciation right has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of five to ten years and vest over two to three years. Stock options and stock appreciation rights assumed or replaced with comparable stock options or stock appreciation rights in conjunction with a change in control of the Company only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or resigns for good reason within 24 months of a change in control.
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
Performance-based stock options (“performance options”) and market stock units ("MSUs") have been granted to the Company’s executive officers. Performance options have a three year performance period and are granted as a target number of units subject to adjustment based on company performance. Each performance option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of ten years. Shares ultimately issued for performance option awards granted are based on the actual total shareholder return (“TSR”) compared to the S&P 500 over the three year performance period based on a payout factor that corresponds to actual TSR results as established at the date of grant. Vesting occurs on the third anniversary of the grant date. Under the terms of the MSUs, vesting is conditioned upon continuous employment until the vesting date and the payout factor is at least 60% of the share price on the award date. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vesting date, and the 30 calendar days immediately preceding the grant or vesting date. Vesting occurs ratably over three years.
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
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2016, 2015 and 2014, employees purchased 0.9 million, 1.0 million and 1.4 million shares, respectively, at purchase prices of $57.60 and $64.69, $52.99 and $56.67, and $51.76 and $53.79, respectively.
Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2016, 2015 and 2014 was $13.09, $10.21 and $11.02, respectively, using the following weighted-average assumptions:

	2016	2015	2014
Expected volatility	23.7%	20.0%	21.7%
Risk-free interest rate	1.4%	1.6%	1.6%
Dividend yield	2.9%	2.9%	2.5%
Expected life (years)	6.0	6.0	5.2
The Company calculates the value of each performance option, MSU, and PCSO using the Monte Carlo Simulation, estimated on the date of grant. The fair value of performance options and MSUs granted during 2016 was $19.80 and $76.48, respectively. The Fair value of performance options, MSUs and PCSOs granted during 2015 were $17.42, $60.37 and $3.97, respectively. The following assumptions were used for the calculations.

	2016 Performance Options	2015 Performance Options	2016 Market Stock Units	2015 Market Stock Units	2015 PCSOs
Expected volatility of common stock	25.3%	21.0%	24.2%	19.3%	26.0%
Expected volatility of the S&P 500	19.8%	23.3%	N/A	N/A	N/A
Risk-free interest rate	1.7%	1.8%	1.1%	1.1%	1.5%
Dividend yield	2.8%	2.9%	2.8%	2.9%	3.1%
Expected life (years)	6.5	6.5	N/A	N/A	5
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
The risk-free interest rate assumption is based upon the average daily closing rates during the year for U.S. Treasury notes that have a life which approximates the expected life of the grant. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life represents the average of the contractual term of the options and the weighted average vesting period for all option tranches.
The Company has applied forfeiture rates, estimated based on historical data, of 10%-40% to the stock option fair values calculated by the Black-Scholes option pricing model. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.
The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, including performance options and PCSOs, at December 31, 2016 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
Under $30	542	$27	3	542	$27	3
$30-$40	1,947	39	3	1,947	39	3
$41-$50	33	45	4	34	45	4
$51-$60	998	55	6	976	54	6
$61-$70	3,100	67	8	654	66	7
$71-$80	664	72	9	41	74	1
	7,284			4,194

As of December 31, 2016, the weighted average contractual life for options outstanding and exercisable was 6 and 4 years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Performance Options*		Restricted Stock Units		Market Stock Units
Shares in Thousands	Number of Options Outstanding	Weighted Average Exercise Price of Shares	Number of Options Outstanding	Weighted Average Exercise Price of Shares	Number of Non-Vested Awards	Weighted Average Grant Date Fair Value	Number of Non-Vested Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2016	6,029	$51	2,042	$68	1,516	$59	84	$60
Granted	459	71	246	71	699	67	64	76
Releases/Exercised	(1,005)	57	—	—	(726)	59	(25)	60
Forfeited/Canceled	(265)	77	(222)	68	(156)	63	(7)	60
Balance as of December 31, 2016	5,218	$50	2,066	$69	1,333	$63	116	$69

Vested or expected to vest	4,418	47	—	—	726	59	25	60
* Inclusive of PCSO awards
At December 31, 2016 and 2015, 11.2 million and 12.0 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.
Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2016	2015	2014
Share-based compensation expense included in:
Costs of sales	$9	$9	$10
Selling, general and administrative expenses	45	52	61
Research and development expenditures	14	17	23
Share-based compensation expense included in Operating earnings	68	78	94
Tax benefit	21	24	30
Share-based compensation expense, net of tax	$47	$54	$64
Decrease in basic earnings per share	$(0.28)	$(0.25)	$(0.28)
Decrease in diluted earnings per share	$(0.27)	$(0.25)	$(0.28)
Share-based compensation expense in discontinued operations	$—	$—	$20
At December 31, 2016, the Company had unrecognized compensation expense related to RS, RSUs, and MSUs of $50 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS, RSU and MSU shares vested during the years ended December 31, 2016, 2015, and 2014 was $54 million, $55 million, and $160 million, respectively. The aggregate fair value of outstanding RS, RSUs, and MSUs as of December 31, 2016 was $92 million.
At December 31, 2016, the Company had $12 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans including performance options and PCSO's that will be recognized over the weighted average period of approximately two years, and $3 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. Cash received from stock option exercises and the employee stock purchase plan was $93 million, $84 million, and $87 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $16 million, $15 million, and $38 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2016 was $200 million and $156 million, respectively, based on a December 31, 2016 stock price of $82.89 per share.

Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2016, 2015 and 2014 was $114 million, $119 million and $53 million, respectively.
Long-Range Incentive Plan
The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three year period. The expense for LRIP for the years ended December 31, 2016, 2015 and 2014 was $12 million, $12 million and $3 million, respectively.

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
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2016 and December 31, 2015 were as follows:

December 31, 2016	Level 2	Total
Assets:
Foreign exchange derivative contracts	$9	$9
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	51	51
Corporate bonds	5	5
Liabilities:
Foreign exchange derivative contracts	$32	$32

December 31, 2015	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	444	444
Corporate bonds	—	7	7
Common stock and equivalents	6	—	6
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2
Interest rate swap	—	1	1

Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2016 and 2015 were as follows:
U.S. Pension Benefit Plans

December 31, 2016	Level 1	Level 2	Total
Common stock and equivalents	$95	$—	$95
Commingled equity funds	1,096	493	1,589
Government, agency and government-sponsored enterprise obligations	—	125	125
Other government bonds	—	54	54
Corporate bonds	—	823	823
Mortgage-backed bonds	—	2	2
Commingled bond funds	261	58	319
Commingled short-term investment funds	183	—	183
Total investment securities	$1,635	$1,555	$3,190
Cash			5
Fair value plan assets			$3,195

December 31, 2015	Level 1	Level 2	Total
Common stock and equivalents	$89	$—	$89
Commingled equity funds	—	1,541	1,541
Preferred stock	2	—	2
Government, agency and government-sponsored enterprise obligations	—	120	120
Other government bonds	—	70	70
Corporate bonds	—	862	862
Mortgage-backed bonds	—	2	2
Commingled short-term investment funds	—	435	435
Total investment securities	$91	$3,030	$3,121
Accrued income receivable			9
Fair value plan assets			$3,130
Non-U.S. Pension Benefit Plans

December 31, 2016	Level 1	Level 2	Total
Common stock and equivalents	$161	$—	$161
Commingled equity funds	172	173	345
Government, agency, and government-sponsored enterprise obligations	—	823	823
Commingled bond funds	107	36	143
Commingled short-term investment funds	—	1	1
Total investment securities	440	1,033	1,473
Cash			45
Accrued income receivable			—
Insurance contracts			47
Fair value plan assets			$1,565

December 31, 2015	Level 1	Level 2	Total
Common stock and equivalents	$21	$—	$21
Commingled equity funds	—	293	293
Government, agency, and government-sponsored enterprise obligations	—	811	811
Commingled bond funds	—	56	56
Commingled short-term investment funds	—	7	7
Total investment securities	$21	$1,167	$1,188
Cash			457
Accrued income receivable			2
Insurance contracts			49
Fair value plan assets			$1,696
Postretirement Health Care Benefits Plan

December 31, 2016	Level 1	Level 2	Total
Common stock and equivalents	$4	$—	$4
Commingled equity funds	47	21	68
Government, agency, and government-sponsored enterprise obligations	—	5	5
Other government bonds	—	2	2
Corporate bonds	—	35	35
Commingled bond funds	11	3	14
Commingled short-term investment funds	8	—	8
Invested cash	—	—	—
Fair value plan assets	$70	$66	$136

December 31, 2015	Level 1	Level 2	Total
Common stock and equivalents	$4	$—	$4
Commingled equity funds	—	71	71
Government, agency, and government-sponsored enterprise obligations	—	5	5
Other government bonds	—	3	3
Corporate bonds	—	40	40
Commingled short-term investment funds	—	14	14
Invested cash	—	6	6
Fair value plan assets	$4	$139	$143
At December 31, 2016, the Company had $309 million of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its consolidated balance sheet, compared to $1.3 billion at December 31, 2015. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2016 was $4.5 billion (Level 2), consistent with the face value of $4.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2016	2015
Long-term receivables	63	60
Less current portion	(14)	(13)
Non-current long-term receivables	$49	$47
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. The Company recognized Interest income on long-term receivables of $2 million, $2 million, and $1 million for the years ended December 31, 2016, 2015 and 2014.
Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $125 million at December 31, 2016, compared to $112 million at December 31, 2015.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2016, 2015 and 2014.

Years ended December 31	2016	2015	2014
Accounts receivable sales proceeds	$51	$29	$50
Long-term receivables sales proceeds	289	196	124
Total proceeds from receivable sales	$340	$225	$174
At December 31, 2016, the Company had retained servicing obligations for $774 million of long-term receivables, compared to $668 million of long-term receivables at December 31, 2015. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2016 and December 31, 2015 is as follows:

December 31, 2016	Total Long-term Receivable	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—
Commercial loans and leases secured	43	2
Long-term receivables, including current portion	$63	$2

December 31, 2015	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$35	$—	$—	$—
Commercial loans and leases secured	25	1	1	1
Long-term receivables, including current portion	$60	$1	$1	$1
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
The Company had a total of $2 million of financing receivables over 90 days past due as of December 31, 2016 in relation to one loan. As of December 31, 2016, the Company is not accruing interest on this loan, and the past due amount is adequately reserved.

11.    Commitments and Contingencies
Lease Obligations
The Company leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2016, 2015 and 2014 was $84 million, $42 million, and $62 million, respectively.
At December 31, 2016, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows:

(in millions)	2017	2018	2019	2020	2021	Beyond
	$62	$58	$52	$49	$42	$218
Purchase Obligations
During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2016, the Company had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2017. The Company expects to make total payments of $169 million under these arrangements as follows: $125 million in 2017, $30 million in 2018, $9 million in 2019, $4 million in 2020, and $1 million in 2021.
The Company outsources certain corporate functions, such as benefit administration and information technology related services, under various contracts, the longest of which is expected to expire in 2019. The remaining payments under these contracts are approximately $237 million over the remaining life of the contracts. However, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
Legal Matters
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at December 31, 2016.
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

12.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle-mounted radios, accessories, software features, and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2016, the segment’s net sales were $3.6 billion, representing 60% of the Company's consolidated net sales.
Services: The Services segment provides a full set of offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support and hardware maintenance. More advanced offerings include network monitoring, software maintenance and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services and SaaS offerings are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In 2016, the segment’s net sales were $2.4 billion, representing 40% of the Company's consolidated net sales.
For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for more than 10% of the Company's net sales.
Segment Information
The following table summarizes Net sales and Operating earnings by segment:

	Net Sales			Operating Earnings (Loss)
Years ended December 31	2016	2015	2014	2016	2015	2014
Products	$3,649	$3,676	$3,807	$734	$704	$(667)
Services	2,389	2,019	2,074	333	290	(339)
	$6,038	$5,695	$5,881	1,067	994	(1,006)
Total other expense				(223)	(77)	(155)
Earnings (loss) from continuing operations before income taxes				$844	$917	$(1,161)
The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2016	2015	2014	2016	2015	2014
Products	$104	$76	$87	$68	$82	$94
Services	167	99	94	114	60	75
	$271	$175	$181	$182	$142	$169
The Company's "chief operating decision maker" does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2016	2015	2014	2016	2015	2014
United States	$3,566	$3,473	$3,354	$5,653	$6,213	$8,468
United Kingdom	528	96	128	2,300	1,127	966
Other, net of eliminations	1,944	2,126	2,399	510	1,006	989
	$6,038	$5,695	$5,881	$8,463	$8,346	$10,423

13.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits.  In addition to the Involuntary Severance Plan, during the year ended December 31, 2016, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States.  Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at six months of salary, were equialized for all employment level grades and capped at a full year’s salary.
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
During 2016, 2015, and 2014 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
2016 Charges
During 2016, the Company recorded net reorganization of business charges of $140 million, including $43 million of charges in Costs of sales and $97 million of charges in Other charges in the Company’s consolidated statements of operations. Included in the $140 million were charges of: (i) $120 million for employee separation costs, (ii) a $17 million building impairment charge, (iii) $5 million for exit costs, and (iv) $3 million for the impairment of the corporate aircraft, partially offset by $5 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2016
Products	$106
Services	34
$140
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2016 to December 31, 2016:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$9	$5	$(1)	$(6)	$7
Employee separation costs	51	120	(4)	(73)	94
	$60	$125	$(5)	$(79)	$101
Exit Costs
At January 1, 2016, the Company had $9 million accrual for exit costs. There were $5 million of additional charges in 2016. The $6 million used in 2016 reflects cash payments. The remaining accrual of $7 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2016, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2016, the Company had an accrual of $51 million for employee separation costs. The 2016 additional charges of $120 million represent severance costs for approximately an additional 1,300 employees, of which 400 were direct employees and 900 were indirect employees. The adjustments of $4 million reflect reversals of accruals no longer needed. The $73 million used in 2016 reflects cash payments to severed employees. The remaining accrual of $94 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2016, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 300 employees to be separated in 2017.

2015 Charges
During 2015, the Company recorded net reorganization of business charges of $117 million, including $9 million of charges in Costs of sales and $108 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $117 million are charges of: (i) $74 million for employee separation costs, (ii) $31 million for the impairment of the corporate aircraft, (iii) $10 million for exit costs, and (iv) a $6 million building impairment charge, partially offset by $4 million of reversals of accruals no longer needed.
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
Exit Costs
At January 1, 2015, the Company had no accrual for exit costs. There were $10 million of additional charges in 2015. The $1 million used in 2015 reflects cash payments. The remaining accrual of $9 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2015, primarily represented future cash payments for lease obligations.
Employee Separation Costs
At January 1, 2015, the Company had an accrual of $57 million for employee separation costs. The additional 2015 charges of $74 million represent severance costs for approximately an additional 1,100 employees, of which 200 were direct employees and 900 were indirect employees. The adjustments of $10 million reflect $4 million of reversals of accruals no longer needed and $6 million of reversals of accruals held for employees separated from discontinued operations. The $70 million used in 2015 reflects cash payments to severed employees. The remaining accrual of $51 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2015.
2014 Charges
During 2014, the Company recorded net reorganization of business charges of $73 million, including $9 million of charges in Costs of sales and $64 million of charges in Other charges in the Company’s consolidated statements of operations. Included in the aggregate $73 million are charges of: (i) $67 million for employee separation costs and (ii) $7 million of charges for exit costs, partially offset by $1 million of reversals for accruals no longer needed.
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
Employee Separation Costs
At January 1, 2014, the Company had an accrual of $103 million for employee separation costs. The additional 2014 charges of $93 million represent severance costs, of which $26 million related to employees of the Enterprise business and were recorded within discontinued operations. The charges represent severance for approximately an additional 1,200 employees, of which 300 were direct employees and 900 were indirect employees. The adjustments of $4 million reflect reversals of accruals no longer needed. The $135 million used in 2014 reflects cash payments to these separated employees, including $50 million related to employees of the Enterprise business and included in cash flow from discontinued operations. The remaining accrual of $57 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2014.

14.      Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.
Guardian Digital Communications Limited Acquisition
On February 19, 2016, the Company completed the acquisition of GDCL, a holding company of Airwave Solutions Limited ("Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of GDCL was acquired for the sum of £1, after which the Company invested into GDCL £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. The Company will make a deferred cash payment of £64 million on November 15, 2018.
The acquisition of GDCL enables the Company to geographically diversify its global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers. During the year ended December 31, 2016, the Company recorded $462 million within Net sales and $57 million within Net earnings from the operations of Airwave.
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

Cash	$86
Accounts receivable, net	55
Other current assets	36
Property, plant and equipment, net	245
Deferred income taxes	82
Accounts payable	(18)
Accrued liabilities	(181)
Other liabilities	(289)
Goodwill	191
Intangible assets	875
Total consideration	$1,082
Net present value of deferred consideration payment to former owners	(82)
Net cash consideration at purchase	$1,000
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
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of the Company and GDCL for the years ended December 31, 2016 and December 31, 2015 as if the acquisition of GDCL had occurred on January 1, 2016 and January 1, 2015, respectively, (in millions, except per share amounts):

Years ended December 31	2016	2015
Revenues	$6,109	$6,239
Earnings from continuing operations	586	(166)
Basic earnings per share from continuing operations	3.46	(0.83)
Diluted earnings per share from continuing operations	3.39	(0.82)
The Company did not adjust the effects of an $884 million goodwill impairment charge reported in the historic results of GDCL for the year ended December 31, 2015 on the basis that the goodwill impairment charge was not directly attributable to the acquisition of GDCL by the Company. However, this goodwill impairment charge should be highlighted as unusual and non-recurring.
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
Other Acquisitions
On November 18, 2014, the Company completed the acquisition of an equipment provider for a purchase price of $22 million. During the year ended December 31, 2015, the Company completed the purchase accounting for this acquisition, recognizing $6 million of goodwill and $12 million of identifiable intangible assets. These identifiable intangible assets were classified as completed technology to be amortized over five years.
During the year ended December 31, 2015, the Company completed the acquisitions of two providers of public safety software-based solutions for an aggregate purchase price of $50 million, recognizing an additional $31 million of goodwill, $22 million of identifiable intangible assets, and $3 million of acquired liabilities related to these acquisitions. The $22 million of identifiable intangible assets were classified as: (i) $11 million completed technology, (ii) $8 million customer-related intangibles, and (iii) $3 million of other intangibles. These intangible assets will be amortized over periods ranging from five to ten years.
On November 10, 2016, the Company completed the acquisition of Spillman Technologies, a provider of comprehensive law enforcement and public safety software solutions, for a gross purchase price of $217 million. As a result of the acquisition, the Company recognized $140 million of goodwill, $115 million of identifiable intangible assets, and $38 million of acquired liabilities. The identifiable intangible assets were classified as $49 million of completed technology, $59 million of customer-related intangibles, and $7 million of other intangibles and will be amortized over a period of seven to ten years. As of December 31, 2016, the purchase accounting is not yet complete. The final allocation may include: (i) changes in fair values of acquired goodwill and (ii) changes to assets and liabilities.
During the year ended December 31, 2016, the Company completed the acquisition of several software and service-based providers for a total of $30 million, recognizing $6 million of goodwill, $15 million of intangible assets, and $9 million of tangible net assets related to the these acquisitions. The $15 million of identifiable intangible assets were classified as: (i) $7 million of completed technology and (ii) $8 million of customer-related intangibles and will be amortized over a period of five years. As of December 31, 2016, the purchase accounting has not been completed for one acquisition which was purchased in late 2016. As such, an amount of $11 million has been recorded within Other Assets as of December 31, 2016. The purchase accounting is expected to be completed in the first quarter of 2017.
The results of operations for these acquisitions have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date. The pro forma effects of these acquisitions are not significant individually or in the aggregate.

Intangible Assets
Amortized intangible assets are comprised of the following:

	2016		2015
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$116	$38	$60	$32
Patents	8	6	8	5
Customer-related	810	101	23	10
Other intangibles	49	17	20	15
	$983	$162	$111	$62
Amortization expense on intangible assets, which is included within Other charges in the consolidated statements of operations, was $113 million, $8 million, and $4 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, future amortization expense is estimated to be $132 million in 2017, $130 million in 2018, $129 million in 2019, $126 million in 2020, and $125 million in 2021.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$178	$63	$89	$60
Services	805	99	22	2
	$983	$162	$111	$62
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2015 to December 31, 2016:

	Products	Services	Total
Balance as of January 1, 2015
Aggregate goodwill	$264	$119	$383
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$264	$119	$383
Goodwill acquired	6	31	37
Balance as of December 31, 2015
Aggregate goodwill	270	150	420
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$270	$150	$420
Goodwill acquired	46	291	337
Foreign currency translation	—	(29)	(29)
Balance as of December 31, 2016
Aggregate goodwill	316	412	728
Accumulated impairment losses	—	—	—
Goodwill, net of impairment losses	$316	$412	$728
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Products segment and Services segment each meet the definition of a reporting unit.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2016, 2015, and 2014. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. For fiscal years

2016, 2015, and 2014, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill.

15.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2016, 2015, and 2014:

	Balance at January 1	Charged to Earnings	Used	Adjustments*	Balance at December 31
2016
Allowance for doubtful accounts	$28	$44	$(26)	$(2)	$44
Inventory reserves	142	20	(33)	2	131
2015
Allowance for doubtful accounts	35	9	(17)	1	28
Inventory reserves	131	24	(13)	—	142
2014
Allowance for doubtful accounts	53	19	(35)	(2)	35
Inventory reserves	125	24	(15)	(3)	131
* Adjustments include translation adjustments

16.    Quarterly and Other Financial Data (unaudited)

	2016				2015
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,193	$1,430	$1,532	$1,883	$1,223	$1,368	$1,422	$1,682
Costs of sales	691	754	770	955	675	720	737	844
Gross margin	502	676	762	928	548	648	685	838
Selling, general and administrative expenses	234	240	247	277	256	254	259	252
Research and development expenditures	135	138	137	142	159	156	153	152
Other charges	33	74	37	106	14	(16)	42	44
Operating earnings	100	224	341	403	119	254	231	390
Earnings from continuing operations*	17	107	192	243	87	150	126	277
Net earnings*	17	107	192	243	74	142	115	279
Per Share Data (in dollars)
Earnings (loss) from Continuing operations*:
Basic earnings (loss) per common share	$0.10	$0.62	$1.15	$1.47	$0.40	$0.72	$0.63	$1.58
Diluted earnings (loss) per common share	0.10	0.61	1.13	1.43	0.40	0.72	0.63	1.56
Net earnings*:
Basic earnings per common share	$0.10	$0.62	$1.15	$1.47	$0.34	$0.68	$0.58	$1.60
Diluted earnings per common share	0.10	0.61	1.13	1.43	0.34	0.68	0.57	1.57
Dividends declared	$0.41	$0.41	$0.41	$0.47	$0.34	$0.34	$0.34	$0.41
Dividends paid	0.41	0.41	0.41	0.41	0.34	0.34	0.34	0.34
Stock prices
High	$76.11	$76.32	$78.32	$84.00	$70.00	$62.53	$69.61	$72.45
Low	$60.36	$63.08	$64.77	$71.29	$62.41	$57.14	$56.79	$65.24
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
Management’s Report on Internal Control Over Financial Reporting.
Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2016.
On February 19, 2016 the Company completed the acquisition of Gaurdian Digital Communications Limited. As permitted for recently acquired businesses, management has excluded the acquired business from its assessment of internal control over financial reporting. The excluded Gaurdian Digital Communications Limited business represents total assets and total revenues of 13.5% and 7.6% related to the consolidated financial statements amounts, as of and for the year ended December 31, 2016.
The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We previously were in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our businesses. With the sale of the Enterprise business which included the transfer of our existing ERP system to Zebra, we have entered into transition service agreements which require us to operate in a shared information technology environment with Zebra until 2017. We are completing the design phase for the initial release of our future ERP system and have begun system integration testing.  Phase one will allow us to cease using the Zebra transition services agreement and includes the replacement of regional systems supporting our product based business and the current indirect procurement system. Phase one is scheduled to go live in the second quarter of 2017.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola Solutions, Inc.:
We have audited Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Motorola Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Motorola Solutions, Inc. acquired Guardian Digital Communications Limited during 2016, and management excluded from its assessment of the effectiveness of Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2016, Guardian Digital Communications Limited’s internal control over financial reporting associated with total assets representing 13.5% of consolidated assets, and total net sales representing 7.6% of consolidated net sales, included in the consolidated financial statements of Motorola Solutions, Inc. and Subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Motorola Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of Guardian Digital Communications Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
February 21, 2017

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “2017 Director Nominees” of Motorola Solutions’ Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Corporate Governance - Committees of the Board” and “Audit Committee Matters - Report of Audit Committee” of the Proxy Statement.
The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Security Ownership Information-Section 16 (a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
The response to this Item also incorporates by reference the information under the caption “Important Dates for the 2018 Annual Meeting - Recommending a Director Candidate to the Governance and Nominating Committee” of the Proxy Statement.
Motorola Solutions has adopted a code of ethics, the Motorola Solutions Code of Business Conduct (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola Solutions’ Internet website, www.motorolasolutions.com/investors, and is available free of charge, upon request to Investor Relations, Motorola Solutions, Inc., Corporate Offices, 500 W. Monroe Street, Chicago, Illinois 60661, E-mail: investors@motorolasolutions.com. Any amendment to, or waiver from, the Code applicable to executive officers will be posted on our Internet website within four business days following the date of the amendment or waiver. Motorola Solutions’ Code of Business Conduct applies to all of the Company’s employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola Solutions—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.
Item 11. Executive Compensation
The response to this Item incorporates by reference the information under the captions "Director Compensation - Determining Director Compensation - How the Directors are Compensated,” "Compensation Discussion and Analysis," "Compensation and Leadership Committee Report,” "Compensation and Leadership Committee Interlocks and Insider Participation," and under “Named Executive Officer Compensation," the following subsections: "2016 Summary Compensation Table,” "Grants of Plan-Based Awards in 2016," “Outstanding Equity Awards at 2016 Fiscal Year-End,” “Option Exercises and Stock Vested in 2016,” "Nonqualified Deferred Compensation in 2016,” "Retirement Plans," "Pension Benefits in 2016," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements," of the Proxy Statement.
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
Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.6 through 10.58, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:
See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola Solutions, Inc.:
We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-36308, 333-53120, 333-60560, 333-60612, 333-87728, 333-105107, 333-123879, 333-133736, 333-142845, 333-160137, and 333-204324) and S-3 (Nos. 333-76637, 333-36320, 333-206451, and 333-208332) of Motorola Solutions, Inc. of our reports dated February 21, 2017, with respect to the consolidated balance sheets of Motorola Solutions, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the effectiveness of internal control over financial reporting as of December 31, 2016, which reports appear in the December 31, 2016 annual report on Form 10-K of Motorola Solutions, Inc.
Our report dated February 21, 2017, on the effectiveness of internal control over financial reporting as of December 31, 2016, contains an explanatory paragraph that states Motorola Solutions, Inc. acquired Guardian Digital Communications Limited during 2016, and management excluded from its assessment of the effectiveness of Motorola Solutions, Inc.’s internal control over financial reporting as of December 31, 2016, Guardian Digital Communications Limited’s internal control over financial reporting associated with total assets representing 13.5% of consolidated assets, and total net sales representing 7.6% of consolidated net sales, included in the consolidated financial statements of Motorola Solutions, Inc. and Subsidiaries as of and for the year ended December 31, 2016.  Our audit of internal control over financial reporting of Motorola Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of Guardian Digital Communications Limited.

Chicago, Illinois
February 21, 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer
February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 21, 2017
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ GINO A. BONANOTTE	Executive Vice President and	February 21, 2017
Gino A. Bonanotte	Chief Financial Officer (Principal Financial Officer)

/S/ JOHN K. WOZNIAK	Corporate Vice President and	February 21, 2017
John K. Wozniak	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH C. DAHLBERG	Director	February 21, 2017
Kenneth C. Dahlberg

/S/ KENNETH D. DENMAN	Director	February 21, 2017
Kenneth D. Denman

/S/ EGON P. DURBAN	Director	February 21, 2017
Egon P. Durban

/S/ MICHAEL V. HAYDEN	Director	February 21, 2017
Michael V. Hayden

/S/ CLAYTON M. JONES	Director	February 21, 2017
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 21, 2017
Judy C. Lewent

/S/ GREGORY K. MONDRE	Director	February 21, 2017
Gregory K. Mondre

/S/ ANNE R. PRAMAGGIORE	Director	February 21, 2017
Anne R. Pramaggiore

/S/ SAMUEL C. SCOTT III	Director	February 21, 2017
Samuel C. Scott III

EXHIBIT INDEX

2.1
Master Acquisition Agreement, dated April 14, 2014, by and between Motorola Solutions, Inc. and Zebra Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Motorola Solutions’ Current Report on Form 8-K filed on April 16, 2014 (File No. 1-7221)).

2.2
Share Purchase Agreement, dated December 3, 2015, by and between Motorola Solutions, Inc., Motorola Solutions Overseas Limited, and Guardian Digital Communications Holdings Limited (incorporated by reference to Exhibit 1.1 to Motorola Solutions’ Current Report on 8-K filed on December 3,  2015 (File 1-17221)).

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

10.7
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 9, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.8	Form of Performance Option Award Agreement (non-CEO) (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).

10.9
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

10.19
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

10.27	Form of Performance Option Award Agreement (CEO) (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).
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

10.32
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.33
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

10.38
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

10.41
Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.42
Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.43
Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.44
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit 10.53 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.45
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015 (incorporated by reference to Exhibit 10.5 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015 (File No. 1-7221)).

10.46
2016-2018 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 18, 2016 (incorporated by reference to Exhibit No. 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2016 (File No. 1-7221)).

10.47
2015-2017 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 4, 2015 (File No. 1-7221)).

10.48
2014-2016 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated January 26, 2012 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-7221)).

10.49
Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 5, 2013 (File No. 1-7221)).

10.50
Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011 (incorporated by reference to Exhibit 10.57 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.51
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-7221)).

10.52
Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-7221)).

10.53
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How the Directors are Compensated” of Motorola Solutions’ Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2016 (“Motorola Solutions’ Proxy Statement”)).

10.54
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions’ Proxy Statement (incorporated by reference to Exhibit 10.57 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 1-7221)).

10.55
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.56
Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.57
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.58
Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on March 13, 2014 (File No. 1-7221)).

10.59
Revolving Credit Agreement dated as of May 29, 2014 among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on June 2, 2014 (File No. 1-7221)).

10.60
Term Loan Credit Agreement, dated February 18, 2016, by and among Motorola Solutions, Inc., Lloyds Bank PLC, as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2016 (File No. 1-7221)).

10.61
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

10.62
Revised and Amended Aircraft Time Sharing Agreement as of October 1, 2015, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions’, Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (File No. 1-7221)).

10.63
Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P., dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on August 5, 2015 (file No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola Solutions, Inc.
23	Consent of Independent Registered Public Accounting Firm, see page 96 of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
**    Confidential treatment has been requested for portions of this agreement