Form 10-Q
period 2017-04-01
Motorola Solutions, Inc.
filed 2017-05-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 1, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-7221
___________________________________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 1, 2017:

Class	Number of Shares
Common Stock; $.01 Par Value	163,468,857

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 1, 2017	April 2, 2016
Net sales from products	$703	$702
Net sales from services	578	491
Net sales	1,281	1,193
Costs of products sales	347	366
Costs of services sales	364	325
Costs of sales	711	691
Gross margin	570	502
Selling, general and administrative expenses	232	234
Research and development expenditures	135	135
Other charges	27	33
Operating earnings	176	100
Other income (expense):
Interest expense, net	(51)	(49)
Gains (losses) on sales of investments and businesses, net	3	(21)
Other	(8)	(8)
Total other expense	(56)	(78)
Net earnings before income taxes	120	22
Income tax expense	42	5
Net earnings	78	17
Less: Earnings attributable to noncontrolling interests	1	—
Net earnings attributable to Motorola Solutions, Inc.	$77	$17
Earnings per common share:
Basic	$0.47	$0.10
Diluted	$0.45	$0.10

Weighted average common shares outstanding:
Basic	164.2	174.5
Diluted	169.9	177.0
Dividends declared per share	$0.47	$0.41
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Net earnings	$78	$17
Other comprehensive income, net of tax (Note 2):
Foreign currency translation adjustments	34	13
Marketable securities	—	4
Defined benefit plans	19	4
Total other comprehensive income, net of tax	53	21
Comprehensive income	131	38
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$130	$38
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	April 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$766	$967
Restricted cash	63	63
Total cash and cash equivalents	829	1,030
Accounts receivable, net	1,070	1,410
Inventories, net	345	273
Other current assets	829	755
Total current assets	3,073	3,468
Property, plant and equipment, net	820	789
Investments	237	238
Deferred income taxes	2,198	2,219
Goodwill	737	728
Intangible assets	878	821
Other assets	197	200
Total assets	$8,140	$8,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$44	$4
Accounts payable	433	553
Accrued liabilities	1,908	2,111
Total current liabilities	2,385	2,668
Long-term debt	4,414	4,392
Other liabilities	2,378	2,355
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/1/17—163.9; 12/31/16—165.5
Outstanding shares: 4/1/17—163.5; 12/31/16—164.7
Additional paid-in capital	242	203
Retained earnings	970	1,148
Accumulated other comprehensive loss	(2,264)	(2,317)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,050)	(964)
Noncontrolling interests	13	12
Total stockholders’ equity (deficit)	(1,037)	(952)
Total liabilities and stockholders’ equity	$8,140	$8,463
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2016	165.5	$205	$(2,317)	$1,148	$12
Net earnings				77	1
Other comprehensive income			53
Issuance of common stock and stock options exercised	0.6	22
Share repurchase program	(2.2)			(178)
Share-based compensation expense		17
Dividends declared				(77)
Balance as of April 1, 2017	163.9	$244	$(2,264)	$970	$13
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016
Operating
Net earnings attributable to Motorola Solutions, Inc.	$77	$17
Earnings attributable to noncontrolling interests	1	—
Net earnings	78	17
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	80	62
Non-cash other charges	15	11
Non-U.S. pension settlement loss	9	—
Share-based compensation expense	17	17
Losses (gains) on sales of investments and businesses, net	(3)	21
Deferred income taxes	23	35
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	368	277
Inventories	(69)	(4)
Other current assets	(59)	(43)
Accounts payable and accrued liabilities	(307)	(363)
Other assets and liabilities	(10)	(17)
Net cash provided by operating activities	142	13
Investing
Acquisitions and investments, net	(106)	(1,053)
Proceeds from sales of investments and businesses, net	53	481
Capital expenditures	(68)	(51)
Net cash used for investing activities	(121)	(623)
Financing
Repayment of debt	(1)	(1)
Net proceeds from issuance of debt	—	673
Issuance of common stock	22	40
Purchase of common stock	(178)	(64)
Payment of dividends	(77)	(71)
Net cash provided by (used for) financing activities	(234)	577
Effect of exchange rate changes on cash and cash equivalents	12	(7)
Net decrease in cash and cash equivalents	(201)	(40)
Cash and cash equivalents, beginning of period	1,030	1,980
Cash and cash equivalents, end of period	$829	$1,940
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$54	$59
Income and withholding taxes, net of refunds	21	52
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of April 1, 2017 and for the three months ended April 1, 2017 and April 2, 2016 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017.
The Company has continued to analyze the impact of the new standard on its financial results based on an inventory of the Company's current contracts with customers. The Company has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment as used to recognize revenue under current standards. Revenue on a significant portion of its contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method. Under the new standard, the Company will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in the Company's contracts is demonstrated by creating a customized asset for customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
In addition, the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by software revenue recognition rules. While the Company may have contracts which fall under these rules in the current standard, it has not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales of software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, the Company does not anticipate a significant acceleration of revenue upon applying the new standard to its current contracts under these fact patterns.
The Company continues to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on January 1, 2018, including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and the impact on our consolidated financial statements and footnote disclosures, and will provide enhanced disclosures as we continue our assessment.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so, in which case it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the Statement of Cash Flows.

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
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. Upon adoption, the Company plans to update the presentation of net periodic cost (benefit) accordingly, noting all components of the Company's net periodic cost (benefit), as reflected in Note 6 of the Company's Condensed Consolidated Financial Statements and as disclosed in Note 7 of the Company's Form 10-K for the year ended December 31, 2016, with the exception of the service cost component, will be presented outside of operating earnings.

2. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	April 1, 2017	April 2, 2016
Other charges:
Intangibles amortization	$36	$13
Reorganization of business	15	7
Building impairment	8	—
Non-U.S. pension settlement loss	9	—
Gain on legal settlement	(42)	—
Acquisition-related transaction fees	1	13
	$27	$33
During the three months ended April 1, 2017, the Company recognized a net gain of $42 million related to a legal settlement. The legal settlement relates to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer. The net gain of $42 million was based on $52 million of proceeds received, net $10 million of fees owed to third parties for their involvement in the recovery.

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 1, 2017	April 2, 2016
Interest income (expense), net:
Interest expense	$(54)	$(53)
Interest income	3	4
	$(51)	$(49)
Other:
Foreign currency gain (loss)	(2)	13
Loss on derivative instruments	(7)	(12)
Gains (losses) on equity method investments	(1)	1
Realized foreign currency loss on acquisition	—	(10)
Other	2	—
	$(8)	$(8)
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
Three Months Ended	April 1, 2017	April 2, 2016
Basic earnings per common share:
Earnings	$77	$17
Weighted average common shares outstanding	164.2	174.5
Per share amount	$0.47	$0.10
Diluted earnings per common share:
Earnings	$77	$17
Weighted average common shares outstanding	164.2	174.5
Add effect of dilutive securities:
Share-based awards	3.3	2.5
Senior Convertible Notes	2.4	—
Diluted weighted average common shares outstanding	169.9	177.0
Per share amount	$0.45	$0.10
In the computation of diluted earnings per common share for the three months ended April 1, 2017, the assumed exercise of 2.7 million options, including 2.3 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive. For the three months ended April 2, 2016, the assumed exercise of 4.0 million options, including 2.1 million subject to market-based contingent stock agreements, and the assumed vesting of 0.6 million restricted stock units ("RSUs") were excluded because their inclusion would have been antidilutive.
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
Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. In this case, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the three months ended April 1, 2017, the dilutive impact of the Senior Convertible Notes was 2.4 million shares.

Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 1, 2017	December 31, 2016
Accounts receivable	$1,109	$1,454
Less allowance for doubtful accounts	(39)	(44)
	$1,070	$1,410
Inventories, Net
Inventories, net, consist of the following:

	April 1, 2017	December 31, 2016
Finished goods	$175	$151
Work-in-process and production materials	298	253
	473	404
Less inventory reserves	(128)	(131)
	$345	$273
Other Current Assets
Other current assets consist of the following:

	April 1, 2017	December 31, 2016
Available-for-sale securities	$45	$46
Costs and earnings in excess of billings	550	495
Tax-related refunds receivable	94	90
Other	140	124
	$829	$755
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	April 1, 2017	December 31, 2016
Land	$12	$12
Building	391	306
Machinery and equipment	1,924	1,921
	2,327	2,239
Less accumulated depreciation	(1,507)	(1,450)
	$820	$789
Depreciation expense for the three months ended April 1, 2017 and April 2, 2016 was $44 million and $49 million, respectively.
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
The Company acquired property, plant and equipment, including network-related assets, with a fair value of $245 million in the acquisition of Airwave on February 19, 2016 and $70 million in the acquisition of Quorum II S.A. and its three subsidiaries - Interexport Telecomunicaciones Y Servicios S.A., Interexport Telecomunicaciones E Integracion De Sistemas S.A. and Mobilink S.A. (collectively "Interexport") on March 13, 2017. See discussion in Note 13.

Investments
Investments consist of the following:

April 1, 2017
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$50
Corporate bonds	5
55
Other investments	213
Equity method investments	14
$282
Less: current portion of available-for-sale securities	45
$237

December 31, 2016
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$51
Corporate bonds	5
56
Other investments	211
Equity method investments	17
$284
Less: current portion of available-for-sale securities	46
$238
Cost basis was equal to fair value for available-for-sale securities at April 1, 2017 and December 31, 2016. Other investments include strategic investments in technology-driven startup companies recorded at cost of $77 million and $76 million, and insurance policies recorded at their cash surrender value of $136 million and $135 million, at April 1, 2017 and December 31, 2016.
The Company recognized gains on the sale of investments and businesses of $3 million in the first quarter of 2017. The Company recognized losses on the sale of investments and businesses of $21 million in the first quarter of 2016, primarily driven by a realized loss of $19 million associated with the sale of United Kingdom treasury securities.
Other Assets
Other assets consist of the following:

	April 1, 2017	December 31, 2016
Non-current long-term receivables	30	49
Defined benefit plan assets	118	102
Other	49	49
	$197	200

Accrued Liabilities
Accrued liabilities consist of the following:

	April 1, 2017	December 31, 2016
Deferred revenue	$473	$439
Compensation	176	250
Billings in excess of costs and earnings	391	434
Tax liabilities	93	111
Dividend payable	77	77
Trade liabilities	154	180
Other	544	620
	$1,908	$2,111
Other Liabilities
Other liabilities consist of the following:

	April 1, 2017	December 31, 2016
Defined benefit plans	$1,795	$1,799
Deferred revenue	115	115
Unrecognized tax benefits	39	39
Deferred income taxes	140	121
Deferred consideration (Note 13)	74	72
Other	215	209
	$2,378	$2,355
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
During the three months ended April 1, 2017, the Company paid an aggregate of $178 million, including transaction costs, to repurchase approximately 2.2 million shares at an average price of $80.82 per share. As of April 1, 2017, the Company had used approximately $12.0 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.0 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended April 1, 2017 and April 2, 2016, the Company paid $77 million and $71 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(494)	$(266)
Other comprehensive income before reclassification adjustment	37	14
Tax expense	(3)	(1)
Other comprehensive income, net of tax	34	13
Balance at end of period	$(460)	$(253)
Available-for-Sale Securities:
Balance at beginning of period	$—	$(3)
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net	—	6
Tax benefit	—	(2)
Other comprehensive income, net of tax	—	4
Balance at end of period	$—	$1
Defined Benefit Plans:
Balance at beginning of period	(1,823)	(1,597)
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	16	10
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(4)	(5)
Reclassification adjustment - Non-U.S. pension settlement loss into Other charges	9	—
Tax benefit	(2)	(1)
Other comprehensive income, net of tax	19	4
Balance at end of period	$(1,804)	$(1,593)

Total Accumulated other comprehensive loss	$(2,264)	$(1,845)

3. Debt and Credit Facilities
As of April 1, 2017, the Company had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $500 million letter of credit sub-limit with $450 million of fronting commitments, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. The Company must comply with certain customary covenants, including a maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 1, 2017. The Company did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the three months ended April 1, 2017.
Subsequent to April 1, 2017, the Company entered into a $2.2 billion syndicated, unsecured revolving credit facility expiring April 2022, which can be used for borrowing and letters of credit (the "2017 Revolving Credit Facility"). The 2017 Revolving Credit Facility has a $500 million letter of credit sub-limit. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. Under the 2017 Revolving Credit Facility, the Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Revolving Credit Facility.

4. Risk Management
Foreign Currency Risk
As of April 1, 2017, the Company had outstanding foreign exchange contracts with notional amounts totaling $692 million, compared to $717 million outstanding at December 31, 2016. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 1, 2017, and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	April 1, 2017	December 31, 2016
British Pound	$172	$246
Euro	158	122
Chinese Renminbi	(120)	(108)
Brazilian Real	(54)	(56)
Australian Dollar	(42)	(51)
During the three months ended April 1, 2017, the Company entered into forward contracts to sell £50 million, expiring in December 2017. The forward contracts have been designated as a net investment hedge which is in place to partially hedge the Company's British Pound foreign currency exposure on its net investment in Airwave Solutions Limited for the purpose of future cash repatriations. The gains and losses on the Company's net investment in pound-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive loss. As of April 1, 2017, the fair value of the derivative contract was de minimus.
Interest Rate Risk
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as a hedge. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swaps liability was de minimus at both April 1, 2017 and December 31, 2016.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 1, 2017, all of the counterparties have investment grade credit ratings. As of April 1, 2017, the Company had $2 million of exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of April 1, 2017 and December 31, 2016:

	Fair Values of Derivative Instruments
	Assets		Liabilities
April 1, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	Other current assets	$3	Accrued liabilities

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$9	Other current assets	$32	Accrued liabilities
The fair value of derivatives designated as hedging instruments at April 1, 2017 was de minimus.
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated statements of operations for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended		Statements of Operations Location
Loss on Derivative Instruments	April 1, 2017	April 2, 2016
Foreign exchange contracts	(7)	(12)	Other income (expense)

5. Income Taxes
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
The following table provides details of income taxes:

	Three Months Ended
	April 1, 2017	April 2, 2016
Net earnings before income taxes	$120	$22
Income tax expense	42	5
Effective tax rate	35%	23%
The Company recorded $42 million of net tax expense in the first quarter of 2017 resulting in an effective tax rate of 35%, compared to $5 million of net tax expense in the first quarter of 2016 resulting in an effective tax rate of 23%. The effective tax rate in the first quarter of 2017 was equal to the U.S. statutory tax rate of 35%. The effective tax rate in the first quarter of 2016 was lower than the U.S. statutory tax rate of 35% primarily due to the recognition of excess tax benefits on share-based compensation in income tax expense. The effective tax rate in the first quarter of 2016 was also positively impacted by the release of unrecognized tax benefit reserves, offset by increases in state valuation allowances and other adjustments to certain deferred tax assets.

6. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	46	46	10	14	1	1
Expected return on plan assets	(58)	(55)	(23)	(24)	(3)	(2)
Amortization of:
Unrecognized net loss	11	9	4	3	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(5)
Settlement loss	—	—	9	—	—	—
Net periodic pension cost (benefit)	$(1)	$—	$1	$(5)	$(5)	$(5)
During the three months ended April 1, 2017, the Company offered lump-sum settlements to certain participants in the Non-US defined benefit plan within the United Kingdom. The lump-sum settlements were targeted to certain participants who had accrued a pension benefit, but had not yet started receiving pension benefit payments. As a result of the actions taken, the Company recorded a settlement loss of $9 million as of April 1, 2017, which is recorded within Other Charges within the condensed consolidated statement of operations.

7. Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Share-based compensation expense included in:
Costs of sales	$2	$2
Selling, general and administrative expenses	11	12
Research and development expenditures	4	3
Share-based compensation expense included in Operating earnings	17	17
Tax benefit	6	5
Share-based compensation expense, net of tax	$11	$12
Decrease in basic earnings per share	$(0.07)	$(0.07)
Decrease in diluted earnings per share	$(0.06)	$(0.07)
During the three months ended April 1, 2017, the Company granted 0.5 million RSUs and market stock units ("MSUs") with an aggregate grant-date fair value of $42 million and 0.9 million stock options and performance options ("POs") with an aggregate grant-date fair value of $13 million. Share-based compensation expense will generally be recognized over the vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 1, 2017 and December 31, 2016 were as follows:

April 1, 2017	Level 2	Total
Assets:
Foreign exchange derivative contracts	$2	$2
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$50	$50
Corporate bonds	5	5
Liabilities:
Foreign exchange derivative contracts	$3	$3

December 31, 2016	Level 2	Total
Assets:
Foreign exchange derivative contracts	$9	$9
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	51	51
Corporate bonds	5	5
Liabilities:
Foreign exchange derivative contracts	$32	$32
The Company had no Level 3 holdings as of April 1, 2017 or December 31, 2016.
At April 1, 2017 and December 31, 2016, the Company had $299 million and $309 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 1, 2017 and December 31, 2016 was $4.5 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

9. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	April 1, 2017	December 31, 2016
Long-term receivables	46	63
Less current portion	(16)	(14)
Non-current long-term receivables	$30	$49
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $186 million at April 1, 2017, compared to $125 million at December 31, 2016.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Accounts receivable sales proceeds	$19	$2
Long-term receivables sales proceeds	46	64
Total proceeds from receivable sales	$65	$66
At April 1, 2017, the Company had retained servicing obligations for $768 million of long-term receivables, compared to $774 million of long-term receivables at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at April 1, 2017 and December 31, 2016 is as follows:

April 1, 2017	Total Long-term Receivable	Past Due Under 90 Days
Municipal leases secured tax exempt	$14	$1
Commercial loans and leases secured	32	—
Long-term receivables, including current portion	$46	$1

December 31, 2016	Total Long-term Receivable	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—
Commercial loans and leases secured	43	2
Long-term receivables, including current portion	$63	$2

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at April 1, 2017.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

11. Segment Information
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
The following table summarizes Net sales by segment:

	Three Months Ended
	April 1, 2017	April 2, 2016
Products	$703	$702
Services	578	491
	$1,281	$1,193
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	April 1, 2017	April 2, 2016
Products	$89	$51
Services	87	49
Operating earnings	176	100
Total other expense	(56)	(78)
Earnings before income taxes	$120	$22

12. Reorganization of Business
2017 Charges
During the three months ended April 1, 2017, the Company recorded net reorganization of business charges of $19 million including $15 million of charges in Other charges and $4 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $19 million were charges of $15 million related to employee separation costs and $4 million for exit costs.

The following table displays the net charges incurred by segment:

April 1, 2017	Three Months Ended
Products	$13
Services	6
$19

The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2017 to April 1, 2017:

	January 1, 2017	Additional Charges	Amount Used	April 1, 2017
Exit costs	$7	$4	$(1)	$10
Employee separation costs	94	15	(29)	80
	$101	$19	$(30)	$90
Exit Costs
At January 1, 2017, the Company had $7 million of accruals for exit costs. During the three months ended April 1, 2017, there were $4 million of additional charges and $1 million of cash payments related to the exit of leased facilities. The remaining accrual of $10 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 1, 2017, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2017, the Company had an accrual of $94 million for employee separation costs. The 2017 additional charges of $15 million represent severance costs for approximately 200 employees. The $29 million used reflects cash payments to severed employees. The remaining accrual of $80 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 1, 2017, is expected to be paid, primarily within one year, to approximately 700 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2016 Charges
During the three months ended April 2, 2016, the Company recorded net reorganization of business charges of $23 million including $7 million of charges in Other charges and $16 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $23 million were charges of: (i) $24 million related to employee separation costs, (ii) $3 million for the impairment of the corporate aircraft, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

April 2, 2016	Three Months Ended
Products	$21
Services	2
$23

13. Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company's consolidated financial statements for the period subsequent to the date of acquisition.
Guardian Digital Communications Limited
On February 19, 2016, the Company completed the acquisition of Guardian Digital Communications Limited ("GDCL"), a holding company of Airwave Solutions Limited (collectively referred to as "Airwave"), the largest private operator of a public safety network in the world. All of the outstanding equity of Airwave was acquired for the sum of £1, after which the Company invested into Airwave £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. The Company will make a deferred cash payment of £64 million on November 15, 2018.
The acquisition of Airwave enables the Company to geographically diversify its global Managed & Support services offerings, while offering a proven service delivery platform to build on for providing innovative, leading, mission-critical communications solutions and services to customers.
The acquisition of Airwave has been accounted for at fair value as of the acquisition date, based on the fair value of the total consideration transferred which has been attributed to all identifiable assets acquired and liabilities assumed and measured at fair value.

The total consideration for the acquisition of Airwave was approximately $1.1 billion, consisting of cash payments of $1.0 billion, net of cash acquired, and deferred consideration valued at fair value on the date of the acquisition of $82 million. The fair value of deferred consideration has been determined based on its net present value, calculated using a discount rate of 4.2%, which is reflective of the credit standing of the combined entity. The following table summarizes fair values of assets acquired and liabilities assumed as of the February 19, 2016 acquisition date:

Cash	$86
Accounts receivable, net	55
Other current assets	36
Property, plant and equipment, net	245
Deferred income taxes	82
Accounts payable	(18)
Accrued liabilities	(181)
Other liabilities	(289)
Goodwill	191
Intangible assets	875
Total consideration	$1,082
Net present value of deferred consideration payment to former owners	(82)
Net cash consideration at purchase	$1,000
Acquired intangible assets consist of $846 million of customer relationships and $29 million of trade names. All intangibles have a useful life of seven years, over which amortization expense will be recognized on a straight line basis. Acquired goodwill of $191 million is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.
Other Acquisitions
On May 1, 2017, the Company announced its intention to purchase Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers. The acquisition of Kodiak Networks reflects Motorola Solutions' strategy to build its communications and collaboration software portfolio. The acquisition is expected to be completed later this year.
On March 13, 2017, the Company completed the acquisition of Interexport, a company that provides Managed & Support services for communications systems to public safety and commercial customers in Chile, for a gross purchase price of $98 billion Chilean Pesos, or approximately $147 million U.S. Dollars based on cash proceeds of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $3 million of goodwill, $68 million of identifiable intangible assets, and $70 million of acquired property, plant and equipment and $6 million of net other tangible assets. The estimated identifiable intangible assets were classified as $63 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years. As of April 1, 2017, the purchase accounting is not yet complete and as such the final allocation between identifiable intangibles and goodwill may be subject to change.
On November 10, 2016, the Company completed the acquisition of Spillman Technologies, Inc., a provider of comprehensive law enforcement and public safety software solutions, for a gross purchase price of $217 million. As a result of the acquisition, the Company recognized $140 million of goodwill, $115 million of identifiable intangible assets, and $38 million of acquired liabilities. The identifiable intangible assets were classified as $49 million of completed technology, $59 million of customer-related intangibles, and $7 million of other intangibles and will be amortized over a period of seven to ten years.
During the year ended December 31, 2016, the Company completed the acquisition of several software and service-based providers for a total of $30 million, recognizing $6 million of goodwill, $15 million of intangible assets, and $9 million of tangible net assets related to these acquisitions. Under the preliminary purchase accounting, the $15 million of identifiable intangible assets were classified as: (i) $7 million of completed technology and (ii) $8 million of customer-related intangibles and will be amortized over a period of five years. During the first quarter of 2017, the Company completed the purchase accounting and recorded an additional $11 million completed technology intangible asset that will be amortized over a period of eight years.

Intangible Assets
Amortized intangible assets were comprised of the following:

	April 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$128	$42	$116	$38
Patents	8	6	8	6
Customer-related	888	133	810	101
Other intangibles	53	18	49	17
	$1,077	$199	$983	$162
Amortization expense on intangible assets was $36 million for the three months ended April 1, 2017 and $13 million for the three months ended April 2, 2016. The increase in amortization expense is primarily due to the acquisition of Airwave and Spillman Technologies, Inc. As of April 1, 2017, annual amortization expense is estimated to be $134 million in 2017, $143 million in 2018, $142 million in 2019, $139 million in 2020, $138 million in 2021, and $135 million in 2022.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	April 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$178	$69	$178	$63
Services	899	130	805	99
	$1,077	$199	$983	$162
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2017 to April 1, 2017:

	Products	Services	Total
Balance as of January 1, 2017
Goodwill, net of impairment losses	$316	$412	$728
Goodwill acquired	—	3	3
Purchase accounting adjustments	1	1	2
Foreign currency	—	4	4
Balance as of April 1, 2017
Goodwill, net of impairment losses	$317	$420	$737

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended April 1, 2017 and April 2, 2016, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the first quarter of 2017, the segment’s net sales were $703 million, representing 55% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the first quarter of 2017, the segment’s net sales were $578 million, representing 45% of our consolidated net sales.
Trends Affecting Our Business
Impact of Macroeconomic Conditions: The stronger U.S. dollar and weakening economic conditions have had a negative impact on sales throughout 2015 and 2016, particularly in Latin America, parts of Europe, and China. Over this time, the strengthening dollar reduced the purchasing power of our customers, and economic challenges negatively impacted government and commercial budgets in these regions. While economic conditions in parts of the world stabilized in 2017 in contrast to the prior year, we expect continued political and economic uncertainty, in particular with the United Kingdom’s planned exit from the European Union (commonly referred to as “Brexit”), and in parts of Latin America and Europe.
Focus on Managed & Support Services and Software: Services continues to grow at a faster rate than the Products segment, driven by acquisitions such as Airwave and Interexport as well as organic growth in Managed & Support services. While Services generally experiences lower gross margins than our Products segment, revenue growth will continue to drive operating margin expansion. During the three months ended April 1, 2017, we experienced revenue growth of 18% in our Services segment.
In addition, we continue to invest in software through internal development and strategic acquisitions, as our customers increasingly demand expanded technology solutions that are delivered via software and related services. This includes mobile applications and software in the Command Center that provides enhanced capabilities such as analytics and predictive intelligence. In some cases, government funding or mandates help drive this software expansion such as Next Generation 9-1-1 funding in the United States, and Public Safety LTE investment in the United States, United Kingdom, and other countries. This evolving trend provides a growth opportunity for MSI.
Change in Presentation
During the first quarter of 2017, we restructured our regions operationally combining the North America and Latin America regions into one region which is now reflected as the Americas. Accordingly, we now report net sales in the following three geographic regions: Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("AP"). We have updated all periods presented to reflect this change in presentation.

Geographic market sales measured by the locale of the end customer as a percent of total net sales are as follows:

	Three Months Ended		Year Ended December 31
	April 1, 2017	April 2, 2016	2016	2015	2014
Americas	68%	71%	68%	71%	70%
EMEA	22%	19%	21%	17%	19%
AP	10%	10%	11%	12%	11%
	100%	100%	100%	100%	100%
First Quarter Summary

•	Net sales were $1.3 billion in the first quarter of 2017, up $88 million, or 7%, from the first quarter of 2016.

•
We generated operating earnings of $176 million, or 14% of net sales, in the first quarter of 2017, compared to $100 million, or 8% of net sales, in the first quarter of 2016. Profitability increased primarily as a result of higher revenue and gross margin expansion in the Services segment.

•
We had net earnings attributable to Motorola Solutions, Inc. of $77 million, or $0.45 per diluted common share, in the first quarter of 2017, compared to $17 million, or $0.10 per diluted common share, in the first quarter of 2016.

•	We generated net cash from operating activities of $142 million during the first quarter of 2017, compared to $13 million in the first quarter of 2016.

•	We returned $255 million in capital to shareholders through dividends and share repurchases during the first quarter of 2017.

•
We completed the acquisition of Interexport, a provider of Managed & Support services for communications systems to public safety and commercial customers in Chile. We expect the acquisition to be a key component in driving growth of our Managed & Support services across Latin America and enable us to provide our comprehensive solutions to a broader customer base.

•
On May 1, 2017, we announced our intention to purchase Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers. The acquisition of Kodiak Networks reflects our strategy to build our communications and collaboration software portfolio. The acquisition is expected to be completed later this year.

A summary of our segment results is as follows:

•
Products: Net sales were $703 million in the first quarter of 2017, an increase of $1 million, compared to net sales of $702 million during the first quarter of 2016. On a geographic basis, net sales increased in EMEA, decreased in AP and were flat in the Americas compared to the year-ago quarter.

•
Services: Net sales were $578 million in the first quarter of 2017, an increase of $87 million, or 18% compared to net sales of $491 million in the first quarter of 2016, primarily due to the acquisition of Airwave. On a geographic basis, net sales increased in every region, compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 1, 2017	% of Sales*	April 2, 2016	% of Sales*
Net sales from products	$703		$702
Net sales from services	578		491
Net sales	1,281		1,193
Costs of product sales	347	49.4%	366	52.1%
Costs of services sales	364	63.0%	325	66.2%
Costs of sales	711		691
Gross margin	570	44.5%	502	42.1%
Selling, general and administrative expenses	232	18.1%	234	19.6%
Research and development expenditures	135	10.5%	135	11.3%
Other charges	27	2.1%	33	2.8%
Operating earnings	176	13.7%	100	8.4%
Other income (expense):
Interest expense, net	(51)	(4.0)%	(49)	(4.1)%
Gains (losses) on sales of investments and businesses, net	3	0.2%	(21)	(1.8)%
Other	(8)	(0.6)%	(8)	(0.7)%
Total other expense	(56)	(4.4)%	(78)	(6.5)%
Earnings before income taxes	120	9.4%	22	1.8%
Income tax expense	42	3.3%	5	0.4%
Net earnings	78	6.1%	17	1.4%
Less: Earnings attributable to noncontrolling interests	1	0.1%	—	—%
Net earnings attributable to Motorola Solutions, Inc.	$77	6.0%	$17	1.4%
Earnings per diluted common share	$0.45		$0.10
* Percentages may not add due to rounding

Results of Operations—Three months ended April 1, 2017 compared to three months ended April 2, 2016
The results of operations for the first quarter of 2017 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.3 billion in the first quarter of 2017, an $88 million, or 7%, increase compared to the first quarter of 2016. The increase in net sales is reflective of growth through acquisitions and organically in EMEA and the Americas. The increase in EMEA was primarily due to growth in Services sales, primarily due to the acquisition of Airwave. The increase in the Americas was due to growth in Services sales.
Gross Margin
Gross margin was $570 million, or 44.5% of net sales, in the first quarter of 2017, compared to $502 million, or 42.1% of net sales, in the first quarter of 2016. The increase in gross margin percentage was driven by an increase in margins within both the Products and Services segments. The increase in gross margin percentage in the Products segment was driven by a favorable mix. The increase in gross margin percentage in the Services segment was driven by the expansion of our Managed & Support services portfolio, primarily due to the acquisition of Airwave, which historically has had higher margins than our legacy portfolio.
Selling, General and Administrative Expenses
SG&A expenses decreased 1% to $232 million, or 18.1% of net sales, in the first quarter of 2017, compared to $234 million, or 19.6% of net sales, in the first quarter of 2016. The decrease in SG&A expenditures is primarily due to cost savings initiatives, including headcount reductions.
Research and Development Expenditures
R&D expenditures were $135 million, or 10.5% of net sales, in the first quarter of 2017 and $135 million, or 11.3% of net sales, in the first quarter of 2016. R&D expenditures have remained flat, or decreased as a percentage of sales, due to ongoing cost saving initiatives.
Other Charges
We recorded net charges of $27 million in the first quarter of 2017, compared to net charges of $33 million in the first quarter of 2016. The net Other charges in the first quarter of 2017 included: (i) $36 million of charges relating to the amortization of intangibles, (ii) $15 million of net reorganization of business charges, (iii) $9 million of charges relating to the Non-U.S. pension settlement loss, (iv) $8 million of charges related a building impairment, and (v) $1 million of transaction fees on the acquisition of Interexport, partially offset by a net gain of $42 million, related to a legal settlement. The legal settlement relates to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer.
The net charges in the first quarter of 2016 of $33 million included: (i) $13 million of transaction fees on the acquisition of Airwave, (ii) $13 million of charges relating to the amortization of intangibles, and (iii) $7 million of net reorganization of business charges, including a $3 million impairment of the corporate aircraft. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $51 million in the first quarter of 2017 and $49 million in the first quarter of 2016. The increase in net interest expense in the first quarter of 2017 as compared to the first quarter of 2016 was a result of lower cash balances generating less interest income.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $3 million in the first quarter of 2017 compared to a loss of $21 million in the first quarter of 2016. The net gains in the first quarter of 2017 were related to the sales of various equity investments. The net loss in the first quarter of 2016 consisted of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities and (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $5 million of gains on the sales of equity investments.
Other
Net Other expense was $8 million in both the first quarter of 2017 and 2016. The net Other expense in the first quarter of 2017 was comprised of: (i) a $7 million loss on derivative investments, (ii) a $2 million foreign currency loss, and (iii) $1 million loss on equity method investments, partially offset by $2 million of other non-operating gains. The net Other expense in the first quarter of 2016 was comprised of: (i) a $12 million loss on derivative instruments and (ii) a $10 million realized foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave, partially offset by: (i) a $13 million foreign currency gain and (ii) a $1 million gain on equity method investments.

Effective Tax Rate
We recorded $42 million of net tax expense in the first quarter of 2017, resulting in an effective tax rate of 35%, compared to $5 million of net tax expense in the first quarter of 2016, resulting in an effective tax rate of 23%. Our effective tax rate in the first quarter of 2017 was equal to the U.S. statutory tax rate of 35%. Our effective tax rate in the first quarter of 2016 was lower than the U.S. statutory tax rate of 35% primarily due to the recognition of excess tax benefits on share-based compensation in income tax expense. The effective tax rate in the first quarter of 2016 was also positively impacted by the release of unrecognized tax benefit reserves, offset by an increase in state valuation allowances and other adjustments to certain deferred tax assets.
Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $77 million, or $0.45 per diluted share, in the first quarter of 2017, compared to net earnings attributable to Motorola Solutions, Inc. of $17 million, or $0.10 per diluted share, in the first quarter of 2016.
The increase in net earnings in the first quarter of 2017, as compared to the first quarter of 2016, was primarily driven by gross margin expansion in our Managed & Support services in EMEA, primarily due to the acquisition of Airwave, and gains on sales of investments and businesses, compared to losses in prior periods. The increase in net earnings per diluted share was driven by an increase in net earnings and lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 1, 2017 and April 2, 2016, as detailed in Note 11, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the first quarter of 2017, the segment’s net sales represented 55% of our consolidated net sales, compared to 59% of our consolidated net sales for the first quarter of 2016.

	Three Months Ended
	April 1, 2017	April 2, 2016	% Change
Segment net sales	$703	$702	—%
Operating earnings	89	51	75%
Three months ended April 1, 2017 compared to three months ended April 2, 2016
The segment’s net sales increased $1 million, to $703 million in the first quarter of 2017, as compared to $702 million during the first quarter of 2016. The increase in the segment's net sales was primarily driven by an increase in Devices sales in all regions. On a geographic basis, net sales increased in EMEA, decreased in AP and were flat in the Americas for the first quarter of 2017, compared to the first quarter of 2016.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 75% of the segment’s net sales in both the first quarter of 2017 and 2016.
The segment had operating earnings of $89 million in the first quarter of 2017, compared to $51 million in the first quarter of 2016. The increase in operating earnings was primarily driven by: (i) higher gross margin due to product mix, (ii) lower SG&A and R&D expenditures, and (iii) lower Other charges.

Services Segment
For the first quarter of 2017, the segment’s net sales represented 45% of our consolidated net sales, compared to 41% of our consolidated net sales for the first quarter of 2016.

	Three Months Ended
	April 1, 2017	April 2, 2016	% Change
Segment net sales	$578	$491	18%
Operating earnings	87	49	78%

Three months ended April 1, 2017 compared to three months ended April 2, 2016
The segment’s net sales increased $87 million, or 18%, to $578 million in the first quarter of 2017, as compared to $491 million in the first quarter of 2016. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both the Airwave acquisition as well as organic growth. The acquisition of Airwave provided an additional $58 million of net sales within EMEA, compared to the first quarter of 2016, while the organic Managed & Support services business grew in the Americas. On a geographic basis, net sales for the first quarter of 2017 increased in all regions, compared to the first quarter of 2016.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first quarter of 2017, compared to 63% of the segment’s net sales in the first quarter of 2016.
The segment had operating earnings of $87 million in the first quarter of 2017, compared to $49 million in the first quarter of 2016. The increase in operating earnings in the first quarter of 2017 compared to the first quarter of 2016 was primarily driven by increased sales volume generating higher gross margin on our Managed & Support services, primarily due to the Airwave acquisition, partially offset by a slight increase in Other charges.

Reorganization of Business
During the first quarter of 2017, we recorded net reorganization of business charges of $19 million including $15 million of charges recorded within Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the $19 million were charges of $15 million related to employee separation costs and $4 million for exit costs.
During the first quarter of 2016, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first quarter of 2016, we recorded net reorganization of business charges of $23 million including charges of $7 million recorded in Other charges and $16 million in Cost of sales in our condensed consolidated statements of operations. Included in the $23 million were charges of: (i) $24 million related to employee separation costs, (ii) $3 million for the impairment of corporate aircraft, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	April 1, 2017	April 2, 2016
Products	$13	$21
Services	6	2
	$19	$23
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $30 million in the first quarter of 2017 and $23 million in the first quarter of 2016. The reorganization of business accruals at April 1, 2017 were $90 million, of which $80 million relate to employee separation costs that are expected to be paid within one year and $10 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $201 million from $1.0 billion as of December 31, 2016 to $829 million as of April 1, 2017. The decrease is primarily due to: (i) $255 million of capital returned to shareholders through share repurchases and dividends paid and (ii) $121 million used for investing activities, offset by $142 million of cash generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At April 1, 2017, $295 million of the $829 million cash and cash equivalents balance was held in the U.S. and approximately $534 million was held by the Company or its subsidiaries in other countries, with approximately $229 million held in the United Kingdom. Restricted cash was $63 million at both April 1, 2017 and December 31, 2016.
Operating Activities
Net cash provided by operating activities in the first quarter of 2017 was $142 million, as compared to $13 million in the first quarter of 2016. Operating cash flows in the first quarter of 2017, as compared to the first quarter of 2016, were positively impacted by: (i) higher earnings, and (ii) higher collections, including proceeds received from a legal settlement of $52 million, offset by higher employee incentive payments.

Investing Activities
Net cash used by investing activities was $121 million in the first quarter of 2017, compared to $623 million in the first quarter of 2016. The $121 million cash used in the first quarter of 2017 included: (i) $106 million cash used for acquisitions and investments and (ii) $68 million in capital expenditures, partially offset by $53 million of proceeds from sales of investments and businesses. The cash usage of $623 million in the first quarter of 2016 consisted primarily of: (i) $1.1 billion cash used for acquisitions and investments, including $1.0 billion paid for the acquisition of Airwave, and (ii) $51 million in capital expenditures, partially offset by $481 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $106 million during the first quarter of 2017 compared to $1.1 billion in the first quarter of 2016. The cash used during the first quarter of 2017 was used for several debt and equity investments, including the acquisition of Interexport for $55 million, net of cash acquired. The cash used during the first quarter of 2016 consisted of $1.0 billion related to the acquisition of Airwave.
Sales of Investments and Businesses: We received $53 million of proceeds related to the sales of investments and businesses in the first quarter of 2017 compared to $481 million in the first quarter of 2016. The proceeds in the first quarter of 2017 primarily consisted of the sales of various debt and equity investments. The proceeds in the first quarter of 2016 were comprised of: (i) $382 million from the sale of United Kingdom treasury securities used to finance the acquisition of Airwave, (ii) $53 million from the sales of various debt and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations.
Capital Expenditures: Capital expenditures increased in the first quarter of 2017 to $68 million, compared to $51 million in the first quarter of 2016. The increase in capital expenditures was primarily related to revenue-generating network expenditures, information technology spend, and facility expenditures.
Financing Activities
Net cash used for financing activities was $234 million in the first quarter of 2017, compared to $577 million provided in the first quarter of 2016. Cash used for financing activities in the first quarter of 2017 was primarily comprised of: (i) $178 million used for purchases of our common stock under our share repurchase program and (ii) $77 million of cash used for the payment of dividends, partially offset by $22 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash provided by financing activities in the first quarter of 2016 was primarily comprised of: (i) $673 million of net proceeds from the issuance of the Term Loan and (ii) $40 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by: (i) $71 million of cash used for the payment of dividends and (ii) $64 million used for purchases of our common stock under our share repurchase program.
Long-Term Debt: We had outstanding long-term debt of $4.5 billion and $4.4 billion, including the current portions of $44 million and $4 million at April 1, 2017 at December 31, 2016, respectively. In the acquisition of Interexport, we assumed $92 million of debt, including a current portion of $40 million, primarily related to capital leases.
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
Share Repurchase Program: During the three months ended April 1, 2017, we paid an aggregate of $178 million, including transaction costs, to repurchase approximately 2.2 million shares at an average price of $80.82 per share. As of April 1, 2017, the Company had used approximately $12.0 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.0 billion of authority available for future repurchases.
Payment of Dividends: During the first quarter of 2017, we paid $77 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $77 million in cash dividends to holders of our common stock.
Credit Facilities
As of April 1, 2017, we had a $2.1 billion unsecured syndicated revolving credit facility, which includes a $500 million letter of credit sub-limit with $450 million of fronting commitments, (the “2014 Motorola Solutions Credit Agreement”) scheduled to mature on May 29, 2019. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2014 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of April 1, 2017. We did not borrow or issue any letters of credit under the 2014 Motorola Solutions Credit Agreement during the first quarter of 2017.
Subsequent to April 1, 2017, we entered into a $2.2 billion syndicated, unsecured revolving credit facility expiring April 2022, which can be used for borrowing and letters of credit ( the "2017 Revolving Credit Facility"). The 2017 Revolving Credit Facility has a $500 million letter of credit sub-limit. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. Under the 2017 Revolving Credit Facility, we must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Revolving Credit Facility.

Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $186 million at April 1, 2017, compared to $125 million at December 31, 2016.
Outstanding Long-Term Receivables: We had net non-current long-term receivables of $30 million at April 1, 2017, compared to $49 million at December 31, 2016.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Accounts receivable sales proceeds	$19	$2
Long-term receivables sales proceeds	46	64
Total proceeds from sales of accounts receivable	$65	$66
At April 1, 2017, the Company had retained servicing obligations for $768 million of long-term receivables, compared to $774 million of long-term receivables at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at April 1, 2017.
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
We continue to analyze the impact of the new standard on our financial results based on an inventory of our current contracts with customers. We have obtained an understanding of the new standard and currently believe that we will retain much of the same accounting treatment as used to recognize revenue under current standards. Revenue on a significant portion of our contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method. We believe under the new standard, we will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in our contracts is demonstrated by creating a customized asset for our customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for us January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so, in which case it must be retrospectively applied at the earliest date practical. Upon adoption, we do not anticipate significant changes to our existing accounting policies or presentation of the Statement of Cash Flows.
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
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. Upon adoption, we plan to update the presentation of net periodic cost (benefit) accordingly, noting all components of our net periodic cost (benefit), as reflected in Note 6 of our Condensed Consolidated Financial Statements herein and as disclosed in Note 7 of our Form 10-K for the year ended December 31, 2016, with the exception of the service cost component, will be presented outside of operating earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of April 1, 2017, we had outstanding foreign exchange contracts with notional amounts totaling $692 million, compared to $717 million outstanding as of December 31, 2016. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 1, 2017, and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	April 1, 2017	December 31, 2016
British Pound	$172	$246
Euro	158	122
Chinese Renminbi	(120)	(108)
Brazilian Real	(54)	(56)
Australian Dollar	(42)	(51)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of global economic and political conditions (ii) the impact of acquisitions on our business, (iii) the impact of cost savings initiatives on operating expenses, (iv) the growth of our Services segment and the resulting impact on operating margin, (v) the focus on Managed & Support Services and Software and our expected growth opportunities, (b) our business strategies and expected results, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability to settle the principal amount of the Senior Convertible Notes in cash, (f) our ability and cost to access the capital markets at our current ratings, (g) our ability to borrow and the amount available under our credit facilities, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, (k) potential contractual damages claims, and (l) the outcome and effect of ongoing and future legal proceedings, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document and in Part I, “Item 1A: Risk Factors” on pages 9 through 21 of our 2016 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We previously were in the process of a multi-year phased upgrade and consolidation of our enterprise resource planning (“ERP”) systems into a single global platform across our businesses. With the sale of the Enterprise business which included the transfer of our existing ERP system to Zebra, we entered into transition service agreements which required us to operate in a shared information technology environment with Zebra until 2017. In April 2017, we went live on our new ERP system which is functioning as designed and continuing to support our business. Our new ERP system includes the replacement of regional systems supporting our product based business and back office finance processes including our general ledger. The system also includes the replacement of our current indirect procurement and service contract systems. As we are now live on our new ERP system, we will no longer need to rely upon the Zebra transition services agreement.

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

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed below and in Part I, “Item 1A: Risk Factors” on pages 9 through 22 of the Company’s 2016 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 1, 2017.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/28/16 to 1/24/17	—	$—	—	$2,191,014,453
1/25/17 to 2/21/17	830,412	$78.92	830,412	$2,125,481,570
2/22/17 to 3/28/17	1,371,672	$81.98	1,371,672	$2,013,032,044
Total	2,202,084	$80.82	2,202,084

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 3, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 1, 2017, the Company had used approximately $12.0 billion, including transaction costs, to repurchase shares, leaving $2.0 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2017-2019 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 16, 2017.
*10.2	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 9, 2017.
*10.3
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after March 9, 2017.

*10.4	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after March 9, 2017.
*10.5	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Section 16 Officers on or after March 9, 2017.
*10.6
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after March 9, 2017.

*10.7	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2017.
*10.8	March 9, 2017 Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance Contingent Stock Options (non-CEO).
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2017 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 4, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	2017-2019 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 16, 2017.
*10.2	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 9, 2017.
*10.3
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after March 9, 2017.

*10.4	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after March 9, 2017.
*10.5	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Section 16 Officers on or after March 9, 2017.
*10.6
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after March 9, 2017.

*10.7	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2017.
*10.8	March 9, 2017 Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance Contingent Stock Options (non-CEO).
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith