Form 10-Q
period 2017-07-01
Motorola Solutions, Inc.
filed 2017-08-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 1, 2017:

Class	Number of Shares
Common Stock; $.01 Par Value	162,653,552

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales from products	$848	$801	$1,551	$1,503
Net sales from services	649	629	1,226	1,120
Net sales	1,497	1,430	2,777	2,623
Costs of products sales	392	361	739	726
Costs of services sales	415	393	778	718
Costs of sales	807	754	1,517	1,444
Gross margin	690	676	1,260	1,179
Selling, general and administrative expenses	242	240	475	475
Research and development expenditures	138	138	273	274
Other charges	53	74	79	107
Operating earnings	257	224	433	323
Other income (expense):
Interest expense, net	(51)	(54)	(102)	(103)
Gains (losses) on sales of investments and businesses, net	(1)	1	2	(20)
Other	—	(4)	(9)	(11)
Total other expense	(52)	(57)	(109)	(134)
Net earnings before income taxes	205	167	324	189
Income tax expense	73	59	114	64
Net earnings	132	108	210	125
Less: Earnings attributable to noncontrolling interests	1	1	2	1
Net earnings attributable to Motorola Solutions, Inc.	$131	$107	$208	$124
Earnings per common share:
Basic	$0.80	$0.62	$1.27	$0.72
Diluted	$0.78	$0.61	$1.23	$0.71

Weighted average common shares outstanding:
Basic	163.1	171.9	163.7	173.0
Diluted	169.0	174.8	169.5	175.7
Dividends declared per share	$0.47	$0.41	$0.94	$0.82
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net earnings	$132	$108
Other comprehensive income (loss), net of tax (Note 2):
Foreign currency translation adjustments	47	(98)
Marketable securities	4	(1)
Defined benefit plans	14	56
Total other comprehensive income (loss), net of tax	65	(43)
Comprehensive income	197	65
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$196	$64

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Net earnings	$210	$125
Other comprehensive income (loss), net of tax (Note 2):
Foreign currency translation adjustments	81	(85)
Marketable securities	4	3
Defined benefit plans	33	60
Total other comprehensive income (loss), net of tax	118	(22)
Comprehensive income	328	103
Less: Earnings attributable to noncontrolling interest	2	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$326	$102
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	July 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$742	$967
Restricted cash	63	63
Total cash and cash equivalents	805	1,030
Accounts receivable, net	1,211	1,410
Inventories, net	391	273
Other current assets	804	755
Total current assets	3,211	3,468
Property, plant and equipment, net	859	789
Investments	248	238
Deferred income taxes	2,160	2,219
Goodwill	749	728
Intangible assets	868	821
Other assets	200	200
Total assets	$8,295	$8,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$46	$4
Accounts payable	440	553
Accrued liabilities	1,924	2,111
Total current liabilities	2,410	2,668
Long-term debt	4,421	4,392
Other liabilities	2,440	2,355
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/1/17—163.1; 12/31/16—165.5
Outstanding shares: 7/1/17—162.7; 12/31/16—164.7
Additional paid-in capital	264	203
Retained earnings	945	1,148
Accumulated other comprehensive loss	(2,199)	(2,317)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(988)	(964)
Noncontrolling interests	12	12
Total stockholders’ equity (deficit)	(976)	(952)
Total liabilities and stockholders’ equity	$8,295	$8,463
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2016	165.5	$205	$(2,317)	$1,148	$12
Net earnings				208	2
Other comprehensive income			118
Issuance of common stock and stock options exercised	0.8	28
Share repurchase program	(3.2)			(258)
Share-based compensation expense		33
Dividends declared				(153)	(2)
Balance as of July 1, 2017	163.1	$266	$(2,199)	$945	$12
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016
Operating
Net earnings attributable to Motorola Solutions, Inc.	$208	$124
Earnings attributable to noncontrolling interests	2	1
Net earnings	210	125
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	166	144
Non-cash other charges	21	35
Non-U.S. pension settlement loss	25	—
Share-based compensation expense	33	35
Losses (gains) on sales of investments and businesses, net	(2)	20
Deferred income taxes	63	71
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	251	327
Inventories	(112)	(2)
Other current assets	(21)	(65)
Accounts payable and accrued liabilities	(340)	(362)
Other assets and liabilities	21	(24)
Net cash provided by operating activities	315	304
Investing
Acquisitions and investments, net	(140)	(1,120)
Proceeds from sales of investments and businesses, net	72	553
Capital expenditures	(121)	(143)
Proceeds from sales of property, plant and equipment	—	46
Net cash used for investing activities	(189)	(664)
Financing
Repayment of debt	(6)	(2)
Net proceeds from issuance of debt	—	673
Proceeds from financing through capital leases	7	—
Issuance of common stock	28	40
Purchase of common stock	(258)	(619)
Payment of dividends	(154)	(143)
Payment of dividend to non-controlling interest	(2)	—
Net cash used for financing activities	(385)	(51)
Effect of exchange rate changes on cash and cash equivalents	34	(24)
Net decrease in cash and cash equivalents	(225)	(435)
Cash and cash equivalents, beginning of period	1,030	1,980
Cash and cash equivalents, end of period	$805	$1,545
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$88	$94
Income and withholding taxes, net of refunds	47	54
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of July 1, 2017 and for the three and six months ended July 1, 2017 and July 2, 2016 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Developments
On July 28, 2017, the Company announced its intention to purchase Plant Holdings, Inc., which owns the Airbus DS Communications business. This acquisition will expand the Company's software portfolio in the Command Center with additional solutions for Next Gen 9-1-1.
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
The Company has continued to analyze the impact of the new standard on its financial results based on an inventory of the Company's current contracts with customers. The Company has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment used to recognize revenue under current standards. Revenue on a significant portion of its contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method.
Under the new standard, the Company must identify the distinct promises to transfer goods and/or services within its contracts using certain factors. For contracts that are currently recognized under percentage of completion accounting, the Company has considered the factors used to determine whether promises made in the contract are distinct and determined that devices represent distinct goods. Accordingly, adoption of the new standard will impact the Company's percentage of completion contracts that include devices, with the resulting impact being revenue recognized earlier as control of the devices transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within the Company's percentage of completion contracts, it will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in the Company's contracts is demonstrated by creating a customized asset for customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
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
The Company continues to evaluate the impact of ASU No. 2014-09 on its financial results and prepare for the adoption of the standard on January 1, 2018, including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Company expects to adopt this standard under the modified retrospective method of adoption, which recognizes the cumulative effect of transition as an adjustment to retained earnings for contracts that are not completed as of the adoption date, without restating prior period financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for the Company January 1, 2019 and interim periods within that reporting period. The ASU prescribes the use of a modified retrospective method upon adoption, which requires all prior periods presented in the financial statements to be restated, with a cumulative adjustment to retained earnings as of the beginning of the earliest period presented. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for the Company January 1, 2018 with early adoption permitted. The Company intends to adopt this ASU January 1, 2018. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so, in which case it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The Company intends to adopt the ASU January 1, 2018. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The ASU is effective for the Company January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires the retrospective application. The Company does not anticipate significant changes to the Company's financial statements and related disclosures from adoption of the ASU.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. The Company intends to adopt this ASU on January 1, 2018. Upon adoption, the Company plans to update the presentation of net periodic cost (benefit) accordingly, noting all components of the Company's net periodic cost (benefit), with the exception of the service cost component, will be presented outside of operating earnings. The estimated impact of adoption of the ASU will be a reclassification of certain components of net periodic benefit from operating earnings to other income (expense) in the amount of $37 million and $29 million for the years ended December 31, 2017 and December 31, 2016, respectively.

2. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Other charges:
Intangibles amortization	$37	$38	$73	$52
Reorganization of business	1	19	16	25
Building impairment	—	17	8	17
Non-U.S. pension settlement loss	16	—	25	—
Legal settlements	(1)	—	(44)	—
Acquisition-related transaction fees	—	—	1	13
	$53	$74	$79	$107
During the six months ended July 1, 2017, the Company recognized a net gain of $44 million related to legal settlements. Of this amount, $42 million relates to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer of its legacy Networks business. The net gain of $42 million was based on $52 million of proceeds received, net $10 million of fees owed to third parties for their involvement in the recovery.
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest income (expense), net:
Interest expense	$(55)	$(59)	$(109)	$(111)
Interest income	4	5	7	8
	$(51)	$(54)	$(102)	$(103)
Other:
Foreign currency gain (loss)	$(20)	$14	$(22)	$27
Gain (loss) on derivative instruments	18	(18)	11	(30)
Gains on equity method investments	1	—	—	2
Realized foreign currency loss on acquisition	—	—	—	(10)
Other	1	—	2	—
	$—	$(4)	$(9)	$(11)

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic earnings per common share:
Earnings	$131	$107	$208	$124
Weighted average common shares outstanding	163.1	171.9	163.7	173.0
Per share amount	$0.80	$0.62	$1.27	$0.72
Diluted earnings per common share:
Earnings	$131	$107	$208	$124
Weighted average common shares outstanding	163.1	171.9	163.7	173.0
Add effect of dilutive securities:
Share-based awards	3.1	2.4	3.2	2.4
Senior Convertible Notes	2.8	0.5	2.6	0.3
Diluted weighted average common shares outstanding	169.0	174.8	169.5	175.7
Per share amount	$0.78	$0.61	$1.23	$0.71
In the computation of diluted earnings per common share for the three months ended July 1, 2017, the assumed exercise of 2.1 million options, including 1.8 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive. For the six months ended July 1, 2017, the assumed exercise of 2.4 million options, including 2.0 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
For the three months ended July 2, 2016, the assumed exercise of 2.3 million options, including 2.1 million subject to market-based contingent stock agreements, and the assumed vesting of 0.6 million restricted stock units ("RSUs") were excluded because their inclusion would have been antidilutive. For the six months ended July 2, 2016, the assumed exercise of 3.2 million options, including 2.1 million subject to market-based contingent stock agreements, and the assumed vesting of 0.6 million RSUs were excluded because their inclusion would have been antidilutive.
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
Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, the Company does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. In this case, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $68.50. For the three and six months ended July 1, 2017, the dilutive impact of the Senior Convertible Notes was 2.8 million shares and 2.6 million shares, respectively.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 1, 2017	December 31, 2016
Accounts receivable	$1,250	$1,454
Less allowance for doubtful accounts	(39)	(44)
	$1,211	$1,410

Inventories, Net
Inventories, net, consist of the following:

	July 1, 2017	December 31, 2016
Finished goods	$197	$151
Work-in-process and production materials	321	253
	518	404
Less inventory reserves	(127)	(131)
	$391	$273
Other Current Assets
Other current assets consist of the following:

	July 1, 2017	December 31, 2016
Available-for-sale securities	$50	$46
Costs and earnings in excess of billings	529	495
Tax-related refunds receivable	110	90
Other	115	124
	$804	$755
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	July 1, 2017	December 31, 2016
Land	$10	$12
Building	267	306
Machinery and equipment	2,078	1,921
	2,355	2,239
Less accumulated depreciation	(1,496)	(1,450)
	$859	$789
Depreciation expense for the three months ended July 1, 2017 and July 2, 2016 was $49 million and $44 million, respectively. Depreciation expense for the six months ended July 1, 2017 and July 2, 2016 was $93 million and $92 million, respectively.

Investments
Investments consist of the following:

July 1, 2017	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$56	$—	$56
Corporate bonds	5	—	5
Common stock	5	7	12
	66	7	73
Other investments	210	—	210
Equity method investments	15	—	15
	$291	$7	$298
Less: current portion of available-for-sale securities			50
			$248

December 31, 2016	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$51	$—	$51
Corporate bonds	5	—	5
	56	—	56
Other investments	211	—	211
Equity method investments	17	—	17
	$284	$—	$284
Less: current portion of available-for-sale securities			46
			$238
Other investments include strategic investments in non-public technology-driven startup companies recorded at cost of $74 million and $76 million, and insurance policies recorded at their cash surrender value of $136 million and $135 million, at July 1, 2017 and December 31, 2016.
During the three months ended July 1, 2017, the Company recognized a loss on the sale of investments and businesses of $1 million, compared to a gain of $1 million during the three months ended July 2, 2016. During the six months ended July 1, 2017, the Company recognized a gain on the sale of investments and businesses of $2 million, compared to a loss of $20 million during the six months ended July 2, 2016, of which, $19 million was associated with the sale of United Kingdom treasury securities.
Other Assets
Other assets consist of the following:

	July 1, 2017	December 31, 2016
Long-term receivables	35	49
Defined benefit plan assets	125	102
Other	40	49
	$200	200

Accrued Liabilities
Accrued liabilities consist of the following:

	July 1, 2017	December 31, 2016
Deferred revenue	$427	$439
Compensation	171	250
Billings in excess of costs and earnings	387	434
Tax liabilities	134	111
Dividend payable	76	77
Trade liabilities	174	180
Other	555	620
	$1,924	$2,111
Other Liabilities
Other liabilities consist of the following:

	July 1, 2017	December 31, 2016
Defined benefit plans	$1,800	$1,799
Deferred revenue	164	115
Unrecognized tax benefits	39	39
Deferred income taxes	139	121
Deferred consideration (Note 13)	78	72
Other	220	209
	$2,440	$2,355
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
During the six months ended July 1, 2017, the Company paid an aggregate of $258 million, including transaction costs, to repurchase approximately 3.2 million shares at an average price of $81.66 per share. As of July 1, 2017, the Company had used approximately $12.1 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.9 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended July 1, 2017 and July 2, 2016, the Company paid $77 million and $72 million, respectively, in cash dividends to holders of its common stock. During the six months ended July 1, 2017 and July 2, 2016, the Company paid $154 million and $143 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(460)	$(253)	$(494)	$(266)
Other comprehensive income (loss) before reclassification adjustment	47	(98)	84	(84)
Tax expense	—	—	(3)	(1)
Other comprehensive income (loss), net of tax	47	(98)	81	(85)
Balance at end of period	$(413)	$(351)	$(413)	$(351)
Available-for-Sale Securities:
Balance at beginning of period	$—	$1	$—	$(3)
Other comprehensive income (loss) before reclassification adjustment	7	(2)	7	(2)
Tax (expense) benefit	(3)	1	(3)	1
Other comprehensive income (loss) before reclassification adjustment, net of tax	4	(1)	4	(1)
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net	—	—	—	6
Tax benefit	—	—	—	(2)
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	—	—	—	4
Other comprehensive income (loss), net of tax	4	(1)	4	3
Balance at end of period	$4	$—	$4	$—
Defined Benefit Plans:
Balance at beginning of period	(1,804)	(1,593)	$(1,823)	$(1,597)
Other comprehensive income (loss) before reclassification adjustment	(11)	53	(11)	53
Tax expense	—	(16)	—	(16)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(11)	37	(11)	37
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	16	18	32	28
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(4)	(7)	(8)	(13)
Reclassification adjustment - Non-U.S. pension settlement loss into Other charges	16	—	25	—
Tax expense (benefit)	(3)	8	(5)	8
Reclassification adjustment into Operating earnings, net of tax	25	19	44	23
Other comprehensive income, net of tax	14	56	33	60
Balance at end of period	$(1,790)	$(1,537)	$(1,790)	$(1,537)

Total Accumulated other comprehensive loss	$(2,199)	$(1,888)	$(2,199)	$(1,888)

3. Debt and Credit Facilities
On April 25, 2017, the Company entered into a $2.2 billion syndicated, unsecured revolving credit facility expiring April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement replaces the 2014 Motorola Solutions Credit Agreement.
The 2017 Motorola Solutions Credit Agreement has a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes.
Under the 2017 Motorola Solutions Credit Agreement, the Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with it financial covenants as of July 1, 2017. The Company did not borrow or issue any letters of credit under the 2017 Motorola Solutions Credit Agreement during the three months ended July 1, 2017.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances including, for example, if the volume weighted average price of the Company's stock exceeds $85 for ten consecutive trading days, then up to 20% of the notes may be transferred, and then subsequently converted to shares of Company stock by such transferee. The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share).  During the three months ended July 1, 2017, the volume weighted average price of the Company's stock exceeded $85 for ten consecutive trading days, making 20% of Senior Convertible Notes convertible. In the event of conversion, the notes may be settled in either cash or stock, at the Company's discretion. The Company intends to settle the principal amount of the Senior Convertible Notes in cash.

4. Risk Management
Foreign Currency Risk
As of July 1, 2017, the Company had outstanding foreign exchange contracts with notional amounts totaling $590 million, compared to $717 million outstanding at December 31, 2016. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 1, 2017, and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	July 1, 2017	December 31, 2016
Euro	$161	$122
British Pound	149	246
Chinese Renminbi	(81)	(108)
Australian Dollar	(50)	(51)
Brazilian Real	(45)	(56)
During the six months ended July 1, 2017, the Company entered into forward contracts to sell £50 million, expiring in December 2017. The forward contracts have been designated as a net investment hedge which is in place to partially hedge the Company's British Pound foreign currency exposure on its net investment in Airwave Solutions Limited. The gains and losses on the Company's net investment in pound-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive loss. As of July 1, 2017, the fair value of the derivative contract was $2 million.

Interest Rate Risk
One of the Company’s European subsidiaries has Euro-denominated loans. The interest on the Euro-denominated loans is variable. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as a hedge. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swaps liability was de minimus at both July 1, 2017 and December 31, 2016.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 1, 2017, all of the counterparties have investment grade credit ratings. As of July 1, 2017, the Company had $6 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of July 1, 2017 and December 31, 2016:

	Fair Values of Derivative Instruments
	Assets		Liabilities
July 1, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$2	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$6	Other current assets	$4	Accrued liabilities
Total derivatives	$6		$6

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$9	Other current assets	$32	Accrued liabilities
The following table summarizes the effect of derivatives designated as hedging instruments on the Company's condensed consolidated financial statements for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended		Balance Sheet Location
Derivatives Designated as Hedging Instruments	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	$(2)	$—	$(2)	$—	Other comprehensive income (loss)

The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated financial statements for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	18	(18)	11	(30)	Other income (expense)

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings before income taxes	$205	$167	$324	$189
Income tax expense	73	59	114	64
Effective tax rate	36%	35%	35%	34%
The Company recorded $73 million of net tax expense during the three months ended July 1, 2017, resulting in an effective tax rate of 36%, compared to $59 million of net tax expense during the three months ended July 2, 2016, resulting in an effective tax rate of 35%. The effective tax rate in the second quarter of 2017 was greater than the U.S. statutory tax rate of 35% partly due to change of estimates between provision and the filing of tax returns in foreign jurisdictions. The effective tax rate in the second quarter of 2016 was equal to the U.S. statutory tax rate of 35%.
The Company recorded $114 million of net tax expense during the six months ended July 1, 2017, resulting in an effective tax rate of 35%, compared to $64 million of net tax expense during the six months ended July 2, 2016, resulting in an effective tax rate of 34%. The effective tax rate in the first half of 2017 was equal to the U.S. statutory tax rate of 35%. The effective tax rate in the first half of 2016 was lower than the U.S. statutory tax rate of 35% partly due to the recognition of excess tax benefits on share-based compensation.

6. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	46	46	10	14	1	1
Expected return on plan assets	(57)	(55)	(24)	(24)	(3)	(3)
Amortization of:
Unrecognized net loss	11	9	4	3	1	2
Unrecognized prior service benefit	—	—	—	—	(4)	(7)
Settlement loss	—	—	16	—	—	—
Net periodic pension cost (benefit)	$—	$—	$7	$(5)	$(5)	$(7)

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$—	$—	$2	$4	$—	$—
Interest cost	92	91	20	28	2	2
Expected return on plan assets	(115)	(110)	(47)	(48)	(6)	(5)
Amortization of:
Unrecognized net loss	22	19	8	6	2	3
Unrecognized prior service benefit	—	—	—	—	(8)	(13)
Settlement loss	—	—	25	—	—	—
Net periodic cost (benefit)	$(1)	$—	$8	$(10)	$(10)	$(13)

During the six months ended July 1, 2017, the Company offered lump-sum settlements to certain participants in the Non-US defined benefit plan within the United Kingdom. The lump-sum settlements were targeted to certain participants who had accrued a pension benefit, but had not yet started receiving pension benefit payments. As of June 30, 2017, the window for the participant registration in the program has closed. However, the Company expects to account for continuing settlements through the third quarter of 2017, as remaining lump-sum settlements are paid to participants. As a result of the actions taken through the first half of 2017, the Company recorded a settlement loss of $16 million and $25 million during the three and six months ended July 1, 2017, which is recorded within Other Charges within the condensed consolidated statement of operations.
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

7. Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Share-based compensation expense included in:
Costs of sales	$2	$2	$4	$4
Selling, general and administrative expenses	11	12	22	24
Research and development expenditures	3	4	7	7
Share-based compensation expense included in Operating earnings	16	18	33	35
Tax benefit	5	6	11	11
Share-based compensation expense, net of tax	$11	$12	$22	$24
Decrease in basic earnings per share	$(0.07)	$(0.07)	$(0.13)	$(0.14)
Decrease in diluted earnings per share	$(0.07)	$(0.07)	$(0.13)	$(0.14)
During the six months ended July 1, 2017, the Company granted 0.5 million RSUs and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $39 million and $6 million, respectively, and 0.3 million stock options and 0.6 million performance options ("POs") with an aggregate grant-date fair value of $5 million and $9 million, respectively. Share-based compensation expense will generally be recognized over the vesting period of three years.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 1, 2017 and December 31, 2016 were as follows:

July 1, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$—	$56	$56
Corporate bonds	—	5	5
Common stock	12	—	12
Liabilities:
Foreign exchange derivative contracts	$—	$6	$6

December 31, 2016	Level 2	Total
Assets:
Foreign exchange derivative contracts	$9	$9
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	51	51
Corporate bonds	5	5
Liabilities:
Foreign exchange derivative contracts	$32	$32
The Company had no Level 3 holdings as of July 1, 2017 or December 31, 2016.
At July 1, 2017 and December 31, 2016, the Company had $298 million and $309 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 1, 2017 and December 31, 2016 was $4.6 billion and $4.5 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

9. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	July 1, 2017	December 31, 2016
Long-term receivables	$48	$63
Less current portion	(13)	(14)
Non-current long-term receivables	$35	$49
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $209 million at July 1, 2017, compared to $125 million at December 31, 2016. During the six months ended July 1, 2017, the Company agreed to provide long-term financing to one customer in the amount of $75 million.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Accounts receivable sales proceeds	$61	$5	$80	$7
Long-term receivables sales proceeds	22	70	68	134
Total proceeds from receivable sales	$83	$75	$148	$141
At July 1, 2017, the Company had retained servicing obligations for $775 million of long-term receivables, compared to $774 million at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at July 1, 2017 and December 31, 2016 is as follows:

July 1, 2017	Total Long-term Receivable	Current Billed Due	Past Due Over 90 Days
Municipal leases secured tax exempt	$21	$1	$2
Commercial loans and leases secured	27	—	—
Long-term receivables, including current portion	$48	$1	$2

December 31, 2016	Total Long-term Receivable	Current Billed Due	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—	$—
Commercial loans and leases secured	43	—	2
Long-term receivables, including current portion	$63	$—	$2

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at July 1, 2017.
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
Services: The Services segment provides a full set of offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support and hardware maintenance. More advanced offerings include network monitoring, software maintenance and cyber security services. Managed services offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers.
The following table summarizes Net sales by segment:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Products	$848	$801	$1,551	$1,503
Services	649	629	1,226	1,120
	$1,497	$1,430	$2,777	$2,623
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Products	$168	$129	$257	$179
Services	89	95	176	144
Operating earnings	257	224	433	323
Total other expense	(52)	(57)	(109)	(134)
Earnings before income taxes	$205	$167	$324	$189

12. Reorganization of Business
2017 Charges
During the three months ended July 1, 2017, the Company recorded net reorganization of business charges of $3 million including $1 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $3 million were charges of $8 million related to employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
During the six months ended July 1, 2017, the Company recorded net reorganization of business charges of $22 million including $16 million of charges in Other charges and $6 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $22 million were charges of $23 million for employee separation costs and $4 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

July 1, 2017	Three Months Ended	Six Months Ended
Products	$3	$16
Services	—	6
	$3	$22
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2017 to July 1, 2017:

	January 1, 2017	Additional Charges	Adjustments	Amount Used	July 1, 2017
Exit costs	$7	$4	$—	$(1)	$10
Employee separation costs	95	23	(5)	(55)	58
	$102	$27	$(5)	$(56)	$68
Exit Costs
At January 1, 2017, the Company had $7 million of accruals for exit costs. During the six months ended July 1, 2017, there were $4 million of additional charges and $1 million of cash payments related to the exit of leased facilities. The remaining accrual of $10 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 1, 2017, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2017, the Company had an accrual of $95 million for employee separation costs. The 2017 additional charges of $23 million represent severance costs for approximately 300 employees. The adjustment of $5 million reflects reversals for accruals no longer needed. The $55 million used reflects cash payments to severed employees. The remaining accrual of $58 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 1, 2017, is expected to be paid, primarily within one year, to approximately 500 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
During the six months ended July 2, 2016, the Company recorded net reorganization of business charges of $67 million including $42 million of charges in Other charges and $25 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $67 million were charges of: (i) $46 million related to employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

July 2, 2016	Three Months Ended	Six Months Ended
Products	$33	$54
Services	11	13
	$44	$67

13. Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company's condensed consolidated financial statements for the period subsequent to the date of acquisition.
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
Other Acquisitions
On July 28, 2017, the Company announced its intention to purchase Plant Holdings, Inc., which owns the Airbus DS Communications business. This acquisition will expand the Company's software portfolio in the Command Center with additional solutions for Next Gen 9-1-1.
On May 1, 2017, the Company announced its intention to purchase Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers. The acquisition of Kodiak Networks reflects Motorola Solutions' strategy to build its communications and collaboration software portfolio. The acquisition is expected to be completed later this year.
On March 13, 2017, the Company completed the acquisition of Interexport, a company that provides Managed & Support services for communications systems to public safety and commercial customers in Chile, for a gross purchase price of $98 billion Chilean Pesos, or approximately $147 million U.S. Dollars based on cash proceeds of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $7 million of goodwill, $61 million of identifiable intangible assets, $70 million of acquired property, plant and equipment and $9 million of net other tangible assets. The estimated identifiable intangible assets were classified as $56 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years.
On November 10, 2016, the Company completed the acquisition of Spillman Technologies, Inc., a provider of comprehensive law enforcement and public safety software solutions, for a gross purchase price of $221 million. As a result of the acquisition, the Company recognized $144 million of goodwill, $115 million of identifiable intangible assets, and $38 million of acquired liabilities. The identifiable intangible assets were classified as $49 million of completed technology, $59 million of customer-related intangibles, and $7 million of other intangibles and will be amortized over a period of seven to ten years.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	July 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$128	$46	$116	$38
Patents	8	7	8	6
Customer-related	918	167	810	101
Other intangibles	54	20	49	17
	$1,108	$240	$983	$162
Amortization expense on intangible assets was $37 million for the three months ended July 1, 2017 and $73 million for the six months ended July 1, 2017. Amortization expense on intangible assets was $38 million for the three months ended July 2, 2016 and $52 million for the six months ended July 2, 2016. The increase in amortization expense is primarily due to the acquisition of Airwave, Spillman Technologies, Inc. and Interexport. As of July 1, 2017, annual amortization expense is estimated to be $144 million in 2017, $148 million in 2018, $147 million in 2019, $144 million in 2020, $143 million in 2021, and $140 million in 2022.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	July 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$178	$73	$178	$63
Services	930	167	805	99
	$1,108	$240	$983	$162
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2017 to July 1, 2017:

	Products	Services	Total
Balance as of January 1, 2017
Goodwill, net of impairment losses	$316	$412	$728
Goodwill acquired	—	7	7
Purchase accounting adjustments	1	3	4
Foreign currency	—	10	10
Balance as of July 1, 2017
Goodwill, net of impairment losses	$317	$432	$749

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended July 1, 2017 and July 2, 2016, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the second quarter of 2017, the segment’s net sales were $848 million, representing 57% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the second quarter of 2017, the segment’s net sales were $649 million, representing 43% of our consolidated net sales.
Trends Affecting Our Business
Impact of Macroeconomic Conditions: The stronger U.S. dollar and weakening economic conditions had a negative impact on sales throughout 2015 and 2016, particularly in Latin America, parts of Europe, and China. During that time, the strengthening dollar reduced the purchasing power of our customers, and economic challenges negatively impacted government and commercial budgets in these regions. While economic conditions in parts of the world are stabilizing in 2017 in contrast to the prior year, we expect continued political and economic uncertainty, in particular with the United Kingdom’s planned exit from the European Union (commonly referred to as “Brexit”), and in parts of Latin America and Europe.
Focus on Managed & Support Services and Software: Services continues to grow at a faster rate than the Products segment, driven by acquisitions and core growth in Managed & Support services. While Services generally experiences lower gross margins than our Products segment, we expect revenue growth will continue to drive operating margin expansion. During the six months ended July 1, 2017, we experienced revenue growth of 9% with higher operating margins in our Services segment.
In addition, we continue to invest in software through internal development and strategic acquisitions, as our customers increasingly demand expanded technology solutions that are delivered via software and related services. This includes mobile applications and software in the Command Center that provide enhanced capabilities such as analytics and predictive intelligence. In some cases, government funding or mandates help drive this software expansion such as Next Generation 9-1-1 funding in the United States, and Public Safety LTE investment in the United States, United Kingdom, and other countries. This evolving trend provides a growth opportunity for us.
Recent Developments
On July 28, 2017, we announced our intention to purchase Plant Holdings, Inc., which owns the Airbus DS Communications business. This acquisition will expand our software portfolio in the Command Center with additional solutions for Next Gen 9-1-1.
On May 1, 2017, we announced our intention to purchase Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers. The acquisition of Kodiak Networks reflects our strategy to build our communications and collaboration software portfolio. The acquisition is expected to be completed later this year.

Second Quarter Summary

•	Net sales were $1.5 billion in the second quarter of 2017, up $67 million, or 5%, from the second quarter of 2016.

•
We generated operating earnings of $257 million, or 17% of net sales, in the second quarter of 2017, compared to $224 million, or 16% of net sales, in the second quarter of 2016. Profitability increased as a result of higher revenue in both the Products and Services segments and lower Other charges.

•
We had net earnings attributable to Motorola Solutions, Inc. of $131 million, or $0.78 per diluted common share, in the second quarter of 2017, compared to $107 million, or $0.61 per diluted common share, in the second quarter of 2016.

•	We generated net cash from operating activities of $315 million during the first half of 2017, compared to $304 million in the first half of 2016.

•	We returned $412 million in capital to shareholders through dividends and share repurchases during the first half of 2017.
A summary of our segment results is as follows:

•
Products: Net sales were $848 million in the second quarter of 2017, an increase of $47 million, or 6% compared to net sales of $801 million during the second quarter of 2016. On a geographic basis, net sales increased in every region, compared to the year-ago quarter.

•
Services: Net sales were $649 million in the second quarter of 2017, an increase of $20 million, or 3% compared to net sales of $629 million in the second quarter of 2016. On a geographic basis, net sales increased in the Americas and decreased in EMEA and AP, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 1, 2017	% of Sales*	July 2, 2016	% of Sales*	July 1, 2017	% of Sales*	July 2, 2016	% of Sales*
Net sales from products	$848		$801		$1,551		$1,503
Net sales from services	649		629		1,226		1,120
Net sales	1,497		1,430		2,777		2,623
Costs of products sales	392	46.2%	361	45.1%	739	47.6%	726	48.3%
Costs of services sales	415	63.9%	393	62.5%	778	63.5%	718	64.1%
Costs of sales	807		754		1,517		1,444
Gross margin	690	46.1%	676	47.3%	1,260	45.4%	1,179	44.9%
Selling, general and administrative expenses	242	16.2%	240	16.8%	475	17.1%	475	18.1%
Research and development expenditures	138	9.2%	138	9.7%	273	9.8%	274	10.4%
Other charges	53	3.5%	74	5.2%	79	2.8%	107	4.1%
Operating earnings	257	17.2%	224	15.7%	433	15.6%	323	12.3%
Other income (expense):
Interest expense, net	(51)	(3.4)%	(54)	(3.8)%	(102)	(3.7)%	(103)	(3.9)%
Gains (losses) on sales of investments and businesses, net	(1)	(0.1)%	1	0.1%	2	0.1%	(20)	(0.8)%
Other	—	—%	(4)	(0.3)%	(9)	(0.3)%	(11)	(0.4)%
Total other expense	(52)	(3.5)%	(57)	(4.0)%	(109)	(3.9)%	(134)	(5.1)%
Earnings before income taxes	205	13.7%	167	11.7%	324	11.7%	189	7.2%
Income tax expense	73	4.9%	59	4.1%	114	4.1%	64	2.4%
Net earnings	132	8.8%	108	7.6%	210	7.6%	125	4.8%
Less: Earnings attributable to noncontrolling interests	1	0.1%	1	0.1%	2	0.1%	1	—%
Net earnings attributable to Motorola Solutions, Inc.	$131	8.8%	$107	7.5%	$208	7.5%	$124	4.7%
Earnings per diluted common share	$0.78		$0.61		$1.23		$0.71
* Percentages may not add due to rounding

Results of Operations—Three months ended July 1, 2017 compared to three months ended July 2, 2016
The results of operations for the second quarter of 2017 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.5 billion in the second quarter of 2017, a $67 million, or 5%, increase compared to the second quarter of 2016, reflecting solid demand across the globe for our core products and services. The increase in net sales is reflective of growth in the Americas and AP, partially offset by a decrease in EMEA. Systems and Devices sales within the Products segment both increased in each region. The Services segment increased in the Americas, partially offset by decreases in EMEA and AP. The Services segment net sales increase in the Americas was driven by the acquisition of Interexport and Spillman Technologies, Inc. and core growth in both Managed & Support services and Integration services. The Services segment net sales decrease in EMEA was due to a decrease in Airwave related to unfavorable foreign exchange rates in the second quarter of 2017, partially offset by core growth in Integration services. The Services segment net sales decrease in AP was due to lower Integration sales.
Gross Margin
Gross margin was $690 million, or 46.1% of net sales, in the second quarter of 2017, compared to $676 million, or 47.3% of net sales, in the second quarter of 2016. The decrease in gross margin percentage was driven by a decrease in margins within both the Products and Services segments. The decrease in gross margin percentage in the Products segment was driven by product mix primarily in North America, with higher Systems sales in the quarter which have lower gross margins than Devices. The decrease in gross margin percentage in the Services segment was driven by Airwave due to unfavorable foreign exchange rates in the second quarter of 2017.
Selling, General and Administrative Expenses
SG&A expenses increased 1% to $242 million, or 16.2% of net sales, in the second quarter of 2017, compared to $240 million, or 16.8% of net sales, in the second quarter of 2016. The increase in SG&A expenditures is primarily due to increased expenses associated with acquisitions.
Research and Development Expenditures
R&D expenditures were $138 million, or 9.2% of net sales, in the second quarter of 2017 and $138 million, or 9.7% of net sales, in the second quarter of 2016. R&D expenditures have remained flat, or decreased as a percentage of sales, due to ongoing leverage of employees located in lower cost areas, combined with growth in net sales.
Other Charges
We recorded net charges of $53 million in the second quarter of 2017, compared to net charges of $74 million in the second quarter of 2016. The net Other charges in the second quarter of 2017 included: (i) $37 million of charges relating to the amortization of intangibles, (ii) $16 million of charges relating to the Non-U.S. pension settlement loss, and (iii) $1 million of net reorganization of business charges, partially offset by a $1 million gain on a legal settlement. The net charges in the second quarter of 2016 of $74 million included: (i) $38 million of charges relating to the amortization of intangibles, and (ii) $36 million of net reorganization of business charges, including a $17 million building impairment. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $51 million in the second quarter of 2017 and $54 million in the second quarter of 2016. The decrease in net interest expense in the second quarter of 2017 as compared to the second quarter of 2016 was a result of lower outstanding debt, due to the repayment of $675 million of a term loan at the end of 2016.
Gains (losses) on Sales of Investments and Businesses, net
Net loss on sales of investments and businesses was $1 million in the second quarter of 2017 compared to a gain of $1 million in the second quarter of 2016. The net loss in the second quarter of 2017 was related to the sale of a business. The net gains in the second quarter of 2016 were related to sales of equity investments.
Other
Net Other expense was de minimus in the second quarter of 2017, compared to $4 million in the second quarter of 2016. The net other expense in the second quarter of 2017 was comprised of: a $20 million foreign currency loss, offset by: (i) a $18 million gain on derivative instruments, (ii) a $1 million gain on equity method investments, and (iii) $1 million of other non-operating income. The net Other expense in the second quarter of 2016 was comprised of an $18 million loss on derivative instruments offset by a $14 million foreign currency gain.

Effective Tax Rate
We recorded $73 million of net tax expense in the second quarter of 2017, resulting in an effective tax rate of 36%, compared to $59 million of net tax expense in the second quarter of 2016, resulting in an effective tax rate of 35%. Our effective tax rate in the second quarter of 2017 was greater than the U.S. statutory tax rate of 35% partly due to change of estimates between provision and the filing of tax returns in foreign jurisdictions. Our effective tax rate in the second quarter of 2016 was equal to the U.S. statutory tax rate of 35%.
Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $131 million, or $0.78 per diluted share, in the second quarter of 2017, compared to net earnings attributable to Motorola Solutions, Inc. of $107 million, or $0.61 per diluted share, in the second quarter of 2016.
The increase in net earnings in the second quarter of 2017, as compared to the second quarter of 2016, was primarily driven by an increase in sales in both the Products and Services segments and lower Other charges. The increase in net earnings per diluted share was driven by an increase in net earnings and lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.

Results of Operations—Six months ended July 1, 2017 compared to six months ended July 2, 2016
Net Sales
Net sales were $2.8 billion in the first half of 2017, a $154 million, or 6%, increase compared to the first half of 2016. The increase in net sales is reflective of growth in every region. Within the Products segment, Devices net sales increased in each region while Systems net sales increased in the Americas and EMEA. The Services segment increased in the Americas and EMEA, partially offset by a decrease in AP. The Services segment net sales increase in the Americas was driven by the acquisition of Interexport and Spillman Technologies, Inc. and core growth in both Managed & Support services and Integration services. The Services segment net sales increase in EMEA was driven by Airwave and core growth in Integration services. The Services segment net sales decrease in AP was due to lower Integration sales.
Gross Margin
Gross margin was $1.3 billion, or 45.4% of net sales, in the first half of 2017, compared to $1.2 billion, or 44.9% of net sales, in the first half of 2016. The increase in gross margin percentage was driven by an increase in margins within both the Products and Services segments. The increase in gross margin percentage in the Products segment was driven by a favorable mix. The increase in gross margin percentage in the Services segment was driven by the expansion of our Managed & Support services portfolio, primarily due to the acquisition of Airwave, which historically has had higher margins than our legacy portfolio.
Selling, General and Administrative Expenses
SG&A expenses were $475 million, or 17.1% of net sales, in the first half of 2017, compared to $475 million, or 18.1% of net sales, in the first half of 2016. SG&A expenditures were flat, or decreased as percentage of sales, due to higher sales, offset by increased expenses associated with acquisitions.
Research and Development Expenditures
R&D expenditures were $273 million, or 9.8% of net sales, in the first half of 2017 and $274 million, or 10.4% of net sales, in the first half of 2016. R&D expenditures decreased as a percentage of sales, due to ongoing leverage of employees located in lower cost areas, combined with growth in net sales.
Other Charges
We recorded net charges of $79 million in the first half of 2017, compared to net charges of $107 million in the first half of 2016. The net Other charges in the first half of 2017 included: (i) $73 million of charges relating to the amortization of intangibles, (ii) $25 million of charges relating to the Non-U.S. pension settlement loss, (iii) $16 million of net reorganization of business charges, (iv) $8 million of charges related a building impairment, and (v) $1 million of transaction fees on the acquisition of Interexport, partially offset by a net gain of $44 million, related to legal settlements, including the $42 million legal settlement related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to us by a former customer of our legacy Networks business. The net charges in the first half of 2016 of $107 million included: (i) $52 million of charges relating to the amortization of intangibles, (ii) $42 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment of the corporate aircraft, and (iii) $13 million of transaction fees on the acquisition of Airwave. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $102 million in the first half of 2017 and $103 million in the first half of 2016. The decrease in net interest expense in the first half of 2017 as compared to the first half of 2016 was a result of lower outstanding debt, due to the repayment of $675 million of a term loan at the end of 2016.

Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $2 million in the first half of 2017 compared to net losses of $20 million in the first half of 2016. The net gains in the first half of 2017 were primarily related to the sales of various equity investments. The net losses in the first half of 2016 consisted of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities, (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $6 million of gains on the sale of an equity investment.
Other
Net Other expense was $9 million in the first half of 2017, compared to $11 million in the first half of 2016. The net Other expense in the first half of 2017 was comprised of a $22 million foreign currency loss offset by a $11 million gain on derivative investments and $2 million of other non-operating income. The net Other expense in the first half of 2016 was comprised of: (i) a $30 million loss on derivative instruments, (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave, partially offset by: (i) a $27 million foreign currency gain and (ii) a $2 million gain on equity method investments.
Effective Tax Rate
We recorded $114 million of net tax expense in the first half of 2017, resulting in an effective tax rate of 35%, compared to $64 million of net tax expense in the first half of 2016, resulting in an effective tax rate of 34%. Our effective tax rate in the first half of 2017 was equal to the U.S. statutory tax rate of 35%. Our effective tax rate in the first half of 2016 was lower than the U.S. statutory tax rate of 35% primarily due to the recognition of excess tax benefits on share-based compensation.
Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $208 million, or $1.23 per diluted share, in the first half of 2017, compared to net earnings attributable to Motorola Solutions, Inc. of $124 million, or $0.71 per diluted share, in the first half of 2016.
The increase in net earnings in the first half of 2017, as compared to the first half of 2016, was primarily driven by an increase in sales in both the Products and Services segments and lower Other charges. The increase in net earnings per diluted share was driven by an increase in net earnings and lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended July 1, 2017 and July 2, 2016, as detailed in Note 11, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For the second quarter of 2017, the segment’s net sales represented 57% of our consolidated net sales, compared to 56% of our consolidated net sales for the second quarter of 2016. For the first half of 2017, the segment’s net sales represented 56% of our consolidated net sales, compared to 57% of our consolidated net sales for the first half of 2016.

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Segment net sales	$848	$801	6%	$1,551	$1,503	3%
Operating earnings	168	129	30%	257	179	44%
Three months ended July 1, 2017 compared to three months ended July 2, 2016
The segment’s net sales increased $47 million, to $848 million in the second quarter of 2017, as compared to $801 million during the second quarter of 2016. The increase in the segment's net sales was driven by an increase in both Systems and Devices sales in all regions.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 73% of the segment’s net sales in the second quarter of 2017 and 74% in the second quarter of 2016.
The segment had operating earnings of $168 million in the second quarter of 2017, compared to $129 million in the second quarter of 2016. The increase in operating earnings was primarily driven by: (i) higher sales, (ii) lower R&D expenditures, and (iii) lower Other charges.
Six months ended July 1, 2017 compared to six months ended July 2, 2016
The segment’s net sales increased $48 million, to $1.6 billion in the first half of 2017, as compared to $1.5 billion during the first half of 2016. The increase in the segment's net sales was primarily driven by an increase in Devices sales in all regions. On a geographic basis, net sales increased in all regions for the first half of 2017, compared to the first half of 2016.

Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in the first half of 2017 and 75% in the first half of 2016.
The segment had operating earnings of $257 million in the first half of 2017, compared to $179 million in the first half of 2016. The increase in operating earnings was primarily driven by: (i) higher gross margin due to product mix, (ii) lower SG&A and R&D expenditures, and (iii) lower Other charges.
Services Segment
For the second quarter of 2017, the segment’s net sales represented 43% of our consolidated net sales, compared to 44% of our consolidated net sales for the second quarter of 2016. For the first half of 2017, the segment’s net sales represented 44% of our consolidated net sales, compared to 43% of our consolidated net sales for the first half of 2016.

	Three Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Segment net sales	$649	$629	3%	$1,226	$1,120	9%
Operating earnings	89	95	(6)%	176	144	22%
Three months ended July 1, 2017 compared to three months ended July 2, 2016
The segment’s net sales increased $20 million, or 3%, to $649 million in the second quarter of 2017, as compared to $629 million in the second quarter of 2016. The increase in the segment's net sales was driven by the Interexport and Spillman Technologies, Inc. acquisitions as well as core growth in Managed & Support services and Integration services. The acquisition of Interexport and Spillman Technologies, Inc. provided increases within the Americas, compared to the first quarter of 2016, while the core Managed & Support services business grew in the Americas and the core Integration services grew in both the Americas and EMEA. On a geographic basis, net sales for the second quarter of 2017 increased in the Americas and decreased in EMEA and AP, compared to the second quarter of 2016. The decrease in EMEA was due to a decrease in Airwave related to unfavorable foreign exchange rates during the quarter. The decrease in AP was due to lower sales in Integration services.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the second quarter of 2017, compared to 54% of the segment’s net sales in the second quarter of 2016.
The segment had operating earnings of $89 million in the second quarter of 2017, compared to $95 million in the second quarter of 2016. The decrease in operating earnings in the second quarter of 2017 compared to the second quarter of 2016 was primarily driven by lower gross margin associated with unfavorable exchange rates related to Airwave and higher SG&A and R&D expenditures, partially offset by a decrease in Other charges.
Six months ended July 1, 2017 compared to six months ended July 2, 2016
The segment’s net sales increased $106 million, or 9%, to $1.2 billion in the first half of 2017, as compared to $1.1 billion in the first half of 2016. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from the Airwave, Interexport, and Spillman Technologies, Inc. acquisitions, as well as core growth. The acquisition of Airwave provided an increase of net sales within EMEA, compared to the first half of 2016, while the acquisitions of Interexport and Spillman Technologies, Inc. and the core Managed & Support services business increased in the Americas. On a geographic basis, net sales for the first half of 2017 increased in the Americas and EMEA and decreased in AP, compared to the first half of 2016.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in both the first half of 2017 and 2016.
The segment had operating earnings of $176 million in the first half of 2017, compared to $144 million in the first half of 2016. The increase in operating earnings in the first half of 2017 compared to the first half of 2016 was primarily driven by higher gross margin, partially offset by an increase in SG&A and R&D expenditures.

Reorganization of Business
During the second quarter of 2017, we recorded net reorganization of business charges of $3 million including $1 million of charges recorded within Other charges and $2 million in Cost of sales in our condensed consolidated statements of operations. Included in the $3 million were charges of $8 million related to employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
During the first half of 2017, we recorded net reorganization of business charges of $22 million including $16 million of charges recorded within Other charges and $6 million in Cost of sales in our condensed consolidated statements of operations. Included in the $22 million were charges of $23 million related to employee separation costs and $4 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.

During the second quarter of 2016, we recorded net reorganization of business charges of $44 million including $36 million of charges recorded within Other charges and $8 million in Cost of sales in our condensed consolidated statements of operations. Included in the $44 million were charges of: (i) $22 million related to employee separation costs, (ii) a $17 million charge related to a building impairment, and (iii) $5 million for exit costs.
During the first half of 2016, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first half of 2016, we recorded net reorganization of business charges of $67 million including charges of $42 million recorded in Other charges and $25 million in Cost of sales in our condensed consolidated statements of operations. Included in the $67 million were charges of: (i) $46 million related to employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of corporate aircraft, and (iii) $5 million for exit costs, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Products	$3	$33	$16	$54
Services	—	11	6	13
	$3	$44	$22	$67
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $56 million in the first half of 2017 and $42 million in the first half of 2016. The reorganization of business accruals at July 1, 2017 were $68 million, of which $58 million relate to employee separation costs that are expected to be paid within one year and $10 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $225 million from $1.0 billion as of December 31, 2016 to $805 million as of July 1, 2017. The decrease is primarily due to: (i) $412 million of capital returned to shareholders through share repurchases and dividends paid and (ii) $189 million used for investing activities, offset by $315 million of cash generated by operating activities.
As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At July 1, 2017, $368 million of the $805 million cash and cash equivalents balance was held in the U.S. and approximately $437 million was held by us or our subsidiaries in other countries, with approximately $142 million held in the United Kingdom. Restricted cash was $63 million at both July 1, 2017 and December 31, 2016.
Operating Activities
Net cash provided by operating activities in the first half of 2017 was $315 million, as compared to $304 million in the first half of 2016. Operating cash flows in the first half of 2017, as compared to the first half of 2016, were positively impacted by higher earnings, offset by a temporary increase in working capital as a result of managing our Enterprise Resource Planning ("ERP") system implementation.
Investing Activities
Net cash used by investing activities was $189 million in the first half of 2017, compared to $664 million in the first half of 2016. The $189 million cash used in the first half of 2017 included: (i) $140 million cash used for acquisitions and investments, including the acquisition of Interexport for $55 million, net of cash acquired and (ii) $121 million in capital expenditures, partially offset by $72 million of proceeds from sales of investments and businesses. The cash usage of $664 million in the first half of 2016 consisted primarily of: (i) $1.1 billion cash used for acquisitions and investments, including $1.0 billion paid for the acquisition of Airwave, and (ii) $143 million in capital expenditures, partially offset by $553 million of proceeds from the sale of investments and businesses and $46 million of proceeds from the sale of property, plant and equipment.
Acquisition and Investments: We used net cash for acquisitions and investments of $140 million during the first half of 2017 compared to $1.1 billion in the first half of 2016. The cash used during the first half of 2017 was used for several debt and equity investments, and the acquisition of Interexport for $55 million, net of cash acquired. The cash used during the first half of 2016 consisted primarily of $1.0 billion related to the acquisition of Airwave. The remainder of the cash was used for several debt and equity investments.

Sales of Investments and Businesses: We received $72 million of proceeds related to the sales of investments and businesses in the first half of 2017 compared to $553 million in the first half of 2016. The proceeds in the first half of 2017 primarily consisted of the sales of various debt and equity investments. The proceeds in the first half of 2016 were comprised of: (i) $382 million from the sale of United Kingdom treasury securities used to finance the acquisition of Airwave, (ii) $125 million from the sales of various debt and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations.
Capital Expenditures: Capital expenditures decreased in the first half of 2017 to $121 million, compared to $143 million in the first half of 2016. The decrease in capital expenditures was primarily related to lower facilities spend and lower revenue-generating network expenditures, partially offset by an increase in information technology spend.
Sales of Property, Plant, and Equipment: We had $46 million of proceeds related to the sale of property, plant, and equipment in the first half of 2016. The proceeds in the first half of 2016 were comprised of $27 million from the sale of buildings and land on our Schaumburg, IL campus and $19 million received from the sale of corporate aircraft.
Financing Activities
Net cash used for financing activities was $385 million in the first half of 2017, compared to $51 million used in the first half of 2016. Cash used for financing activities in the first half of 2017 was primarily comprised of: (i) $258 million used for purchases of our common stock under our share repurchase program and (ii) $154 million of cash used for the payment of dividends, partially offset by $28 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first half of 2016 was primarily comprised of: (i) $619 million used for purchases of our common stock under our share repurchase program and (ii) $143 million of cash used for the payment of dividends, partially offset by: (i) $673 million of net proceeds from the issuance of a term loan and (ii) $40 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $4.5 billion and $4.4 billion, including the current portions of $46 million and $4 million at July 1, 2017 and December 31, 2016, respectively. In the acquisition of Interexport, we assumed $92 million of debt, including a current portion of $40 million, primarily related to capital leases.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances including, for example, if the volume weighted average price of our stock exceeds $85 for ten consecutive trading days, then up to 20% of the notes may be transferred, and then subsequently converted to shares of our stock by such transferee. The notes are convertible based on a conversion rate of 14.5985 per $1,000 principal amount (which is equal to an initial conversion price of $68.50 per share). During the three months ended July 1, 2017, the volume weighted average price of our stock exceeded $85 for ten consecutive trading days, making 20% of Senior Convertible Notes convertible. In the event of conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
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
Share Repurchase Program: During the six months ended July 1, 2017, we paid an aggregate of $258 million, including transaction costs, to repurchase approximately 3.2 million shares at an average price of $81.66 per share. As of July 1, 2017, the Company had used approximately $12.1 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.9 billion of authority available for future repurchases.
Payment of Dividends: During the second quarter of 2017, we paid $77 million in cash dividends to holders of our common stock. During the first half of 2017, we paid $154 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $76 million in cash dividends to holders of our common stock.
Credit Facilities
As of July 1, 2017, we had a $2.2 billion unsecured syndicated revolving credit facility, which includes a $500 million letter of credit sub-limit with $450 million of fronting commitments, (the “2017 Motorola Solutions Credit Agreement”) scheduled to mature on April 25, 2022. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants, including maximum leverage ratio as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 1, 2017. We did not borrow or issue any letters of credit under the 2017 Motorola Solutions Credit Agreement during the first half of 2017.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $209 million at July 1, 2017, compared to $125 million at December 31, 2016. During the six months ended July 1, 2017, we agreed to provide long-term financing to one customer in the amount of $75 million.

Outstanding Long-Term Receivables: We had non-current long-term receivables of $35 million at July 1, 2017, compared to $49 million at December 31, 2016.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Accounts receivable sales proceeds	$61	$5	$80	$7
Long-term receivables sales proceeds	22	70	68	134
Total proceeds from sales of accounts receivable	$83	$75	$148	$141
At July 1, 2017, the Company had retained servicing obligations for $775 million of long-term receivables, compared to $774 million at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at July 1, 2017.
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
We continue to analyze the impact of the new standard on our financial results based on an inventory of our current contracts with customers. We have obtained an understanding of the new standard and currently believe that we will retain much of the same accounting treatment used to recognize revenue under current standards. Revenue on a significant portion of our contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method.
Under the new standard, we must identify the distinct promises to transfer goods and/or services within our contracts using certain factors. For contracts that are currently recognized under percentage of completion accounting, we have considered the factors used to determine whether promises made in the contract are distinct and determined that devices represent distinct goods. Accordingly, adoption of the new standard will impact our percentage of completion contracts that include devices, with the resulting impact being revenue recognized earlier as control of the devices transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within our percentage of completion contracts, we will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in our contracts is demonstrated by creating a customized asset for customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
In addition, the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by software revenue recognition rules. While we may have contracts which fall under these rules in the current standard, we have not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales of software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, we do not anticipate a significant acceleration of revenue upon applying the new standard to our current contracts under these fact patterns.
We continue to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on January 1, 2018, including readying our internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. We expect to adopt this standard under the modified retrospective method of adoption, which recognizes the cumulative effect of transition as an adjustment to retained earnings for contracts that are not completed as of the adoption date, without restating prior period financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for our January 1, 2019 and interim periods within that reporting period. The ASU prescribes the use of a modified retrospective method upon adoption, which requires all prior periods presented in the financial statements to be restated, with a cumulative adjustment to retained earnings as of the beginning of the earliest period presented. We are in the process of assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for us January 1, 2018 with early adoption permitted. We intend to adopt this ASU January 1, 2018. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so, in which case it must be retrospectively applied at the earliest date practical. Upon adoption, we do not anticipate significant changes to our existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption permitted. We intend to adopt the ASU January 1, 2018. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The ASU is effective for us January 1, 2018 with early adoption permitted. Upon adoption, the ASU requires the retrospective application. We do not anticipate significant changes to our financial statements and related disclosures from adoption of the ASU.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. We intend to adopt this ASU on January 1, 2018. Upon adoption, we plan to update the presentation of net periodic cost (benefit) accordingly, noting all components of our net periodic cost (benefit), with the exception of the service cost component, will be presented outside of operating earnings. The estimated impact of adoption of the ASU will be a reclassification of certain components of net periodic benefit from operating earnings to other income (expense) in the amount of $37 million and $29 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of July 1, 2017, we had outstanding foreign exchange contracts with notional amounts totaling $590 million, compared to $717 million outstanding as of December 31, 2016. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 1, 2017, and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	July 1, 2017	December 31, 2016
Euro	$161	$122
British Pound	149	246
Chinese Renminbi	(81)	(108)
Australian Dollar	(50)	(51)
Brazilian Real	(45)	(56)
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the implementation of our new ERP system.
We are in the process of a multi-year phased upgrade and consolidation of our ERP systems into a single global platform across our businesses. In April 2017, we implemented our new ERP system which is functioning as designed and continuing to support our business. Our new ERP system includes the replacement of regional systems supporting our product based business and back end finance processes including our general ledger. The system also includes the replacement of our current indirect procurement and service contract systems. We have made appropriate changes to our internal controls over financial reporting as we have implemented the new system. We plan to continue to migrate the remaining parts of the business off regional systems throughout 2017 as we work towards a single global platform. We will continue to modify our internal controls in response to changes in the underlying ERP on future phases as needed.

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
We have implemented a new ERP system. Any system or network disruption could have a negative impact on our operations, sales and operating results.
Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system, could result in increased costs, and disruptions in operations.
We rely extensively on our information systems to manage our business operations. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results.
We also currently rely on a number of older legacy information systems that are harder to maintain and that we now have fewer resources to maintain since implementing our new ERP system. A system failure could negatively impact our operations and financial results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 1, 2017.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/29/17 to 4/25/17	—	N/A	—	$2,013,032,044
4/26/17 to 5/23/17	670,847	$83.48	670,847	$1,957,032,460
5/24/17 to 6/27/17	281,077	$83.85	281,077	$1,933,464,276
Total	951,924	$83.59	951,924

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through actions taken on July 28, 2011, January 30, 2012, July 25, 2012, July 22, 2013, November 3, 2014, and August 3, 2016, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 1, 2017, the Company had used approximately $12.1 billion, including transaction costs, to repurchase shares, leaving $1.9 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Revolving Credit Agreement dated as of April 25, 2017 among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on April 27, 2017 (File No. 1-7221)).

*10.2
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption "Director Retirement Plan and Insurance Coverage" of the Motorola Solutions' Proxy Statement filed March 27, 2017 (File No. 1-7221))

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
August 3, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1
Revolving Credit Agreement dated as of April 25, 2017 among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on April 27, 2017 (File No. 1-7221)).

*10.2
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption "Director Retirement Plan and Insurance Coverage" of the Motorola Solutions' Proxy Statement filed March 27, 2017 (File No. 1-7221))

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