Form 10-Q
period 2017-09-30
Motorola Solutions, Inc.
filed 2017-11-03
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 30, 2017:

Class	Number of Shares
Common Stock; $.01 Par Value	161,999,802

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales from products	$989	$920	$2,540	$2,423
Net sales from services	656	612	1,883	1,732
Net sales	1,645	1,532	4,423	4,155
Costs of products sales	428	398	1,167	1,124
Costs of services sales	423	372	1,202	1,090
Costs of sales	851	770	2,369	2,214
Gross margin	794	762	2,054	1,941
Selling, general and administrative expenses	248	247	725	722
Research and development expenditures	141	137	413	411
Other charges	67	37	146	144
Operating earnings	338	341	770	664
Other income (expense):
Interest expense, net	(52)	(54)	(154)	(157)
Gains (losses) on sales of investments and businesses, net	—	7	3	(13)
Other	—	(1)	(9)	(12)
Total other expense	(52)	(48)	(160)	(182)
Net earnings before income taxes	286	293	610	482
Income tax expense	73	100	188	164
Net earnings	213	193	422	318
Less: Earnings attributable to noncontrolling interests	1	1	2	1
Net earnings attributable to Motorola Solutions, Inc.	$212	$192	$420	$317
Earnings per common share:
Basic	$1.30	$1.15	$2.57	$1.85
Diluted	1.25	1.13	2.48	1.82

Weighted average common shares outstanding:
Basic	162.3	166.3	163.2	171.0
Diluted	169.0	169.6	169.3	174.0
Dividends declared per share	$0.47	$0.41	$1.41	$1.23
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net earnings	$213	$193
Other comprehensive income (loss), net of tax (Note 2):
Foreign currency translation adjustments	46	(49)
Marketable securities	1	1
Defined benefit plans	26	5
Total other comprehensive income (loss), net of tax	73	(43)
Comprehensive income	286	150
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$285	$149

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Net earnings	$422	$318
Other comprehensive income (loss), net of tax (Note 2):
Foreign currency translation adjustments	127	(134)
Marketable securities	5	4
Defined benefit plans	59	65
Total other comprehensive income (loss), net of tax	191	(65)
Comprehensive income	613	253
Less: Earnings attributable to noncontrolling interest	2	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$611	$252
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$653	$967
Restricted cash	64	63
Total cash and cash equivalents	717	1,030
Accounts receivable, net	1,382	1,410
Inventories, net	364	273
Other current assets	873	755
Total current assets	3,336	3,468
Property, plant and equipment, net	889	789
Investments	249	238
Deferred income taxes	2,115	2,219
Goodwill	932	728
Intangible assets, net	896	821
Other assets	201	200
Total assets	$8,618	$8,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$47	$4
Accounts payable	473	553
Accrued liabilities	2,043	2,111
Total current liabilities	2,563	2,668
Long-term debt	4,423	4,392
Other liabilities	2,450	2,355
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 9/30/17—162.4; 12/31/16—165.5
Outstanding shares: 9/30/17—162.0; 12/31/16—164.7
Additional paid-in capital	313	203
Retained earnings	981	1,148
Accumulated other comprehensive loss	(2,126)	(2,317)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(830)	(964)
Noncontrolling interests	12	12
Total stockholders’ equity (deficit)	(818)	(952)
Total liabilities and stockholders’ equity	$8,618	$8,463
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2016	165.5	$205	$(2,317)	$1,148	$12
Net earnings				420	2
Other comprehensive income			191
Issuance of common stock and stock options exercised	1.2	61
Share repurchase program	(4.3)			(358)
Share-based compensation expense		49
Dividends declared				(229)	(2)
Balance as of September 30, 2017	162.4	$315	$(2,126)	$981	$12
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016
Operating
Net earnings attributable to Motorola Solutions, Inc.	$420	$317
Earnings attributable to noncontrolling interests	2	1
Net earnings	422	318
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	254	220
Non-cash other charges	29	43
Non-U.S. pension settlement loss	46	—
Share-based compensation expense	49	52
Losses (gains) on sales of investments and businesses, net	(3)	13
Deferred income taxes	99	143
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	81	245
Inventories	(83)	—
Other current assets	(142)	(102)
Accounts payable and accrued liabilities	(178)	(224)
Other assets and liabilities	11	(56)
Net cash provided by operating activities	585	652
Investing
Acquisitions and investments, net	(383)	(1,215)
Proceeds from sales of investments and businesses, net	174	637
Capital expenditures	(206)	(211)
Proceeds from sales of property, plant and equipment	—	68
Net cash used for investing activities	(415)	(721)
Financing
Repayment of debt	(15)	(3)
Net proceeds from issuance of debt	—	673
Proceeds from financing through capital leases	7	—
Issuance of common stock	61	80
Purchase of common stock	(358)	(728)
Payment of dividends	(230)	(213)
Payment of dividend to non-controlling interest	(2)	—
Net cash used for financing activities	(537)	(191)
Effect of exchange rate changes on cash and cash equivalents	54	(33)
Net decrease in cash and cash equivalents	(313)	(293)
Cash and cash equivalents, beginning of period	1,030	1,980
Cash and cash equivalents, end of period	$717	$1,687
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$146	$152
Income and withholding taxes, net of refunds	83	62
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and October 1, 2016 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Developments
On July 28, 2017, the Company announced its intention to purchase Plant Holdings, Inc., the parent company of Airbus DS Communications. This acquisition will expand the Company's software portfolio in the Command Center with additional solutions for Next Generation 9-1-1.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU No. 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017.
The Company has continued to analyze the impact of the new standard on its financial results based on an inventory of the Company's current contracts with customers. The Company has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment used to recognize revenue under current standards. Revenue on a significant portion of the Company's contracts is currently recognized under percentage of completion accounting applying a cost-to-cost method, including contracts for radio network deployments based on the ASTRO P25, TETRA, and LTE technologies, as well as certain offerings within its Smart Public Safety Solutions requiring significant integration (collectively "network integration contracts").
Under the new standard, the Company must identify the distinct promises to transfer goods and/or services within its contracts using certain factors. For network integration contracts, the Company has considered the factors used to determine whether promises made in the contract are distinct and determined that devices and accessories represent distinct goods. Accordingly, adoption of the new standard will impact the Company's network integration contracts that include devices and accessories, with the resulting impact being revenue recognized earlier as control of the devices and accessories transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within the Company's network integration contracts, it will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in the Company's contracts is demonstrated by creating a customized asset for customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
In addition, the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by software revenue recognition rules. While the Company has contracts which fall under these rules in the current standard, it has not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales of software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, the Company does not anticipate a significant acceleration of revenue upon applying the new standard to its current contracts under these fact patterns.
The new standard also requires the concept of transfer of control to determine whether an entity must present revenue from providing goods or services at the gross amount billed to a customer (as a principal) or at the net amount retained (as an agent). Therefore, an entity must assess whether it controls the goods or services provided to a customer before they are transferred. The new standard provides three indicators to assist entities in determining control. Under the current standard, eight indicators (including the three indicators under the new standard) exist to evaluate whether an entity should present revenue gross as a principal or net as an agent. Historically, the Company presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and remaining three indicators under the new standard, the Company has determined that it is the principal in contracts that involve a third-party sales representative. Thus, upon adoption of the new standard the Company will present associated revenues on a gross basis, with the affect being an equal increase to selling, general and administrative expenses.
Under current accounting standards, the Company expenses sales commissions as incurred. However, under ASU No. 2014-09, the Company will capitalize sales commissions as incremental costs to obtain a contract. Such costs will be classified as a contract asset and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for the Company on January 1, 2019 and interim periods within that reporting period. The ASU prescribes the use of a modified retrospective method upon adoption, which requires all prior periods presented in the financial statements to be restated, with a cumulative adjustment to retained earnings as of the beginning of the earliest period presented. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for the Company on January 1, 2018 with early adoption permitted. The Company intends to adopt this ASU on January 1, 2018. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so, in which case it must be retrospectively applied at the earliest date practical. Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The Company intends to adopt the ASU on January 1, 2018. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company continues to assess the impact of this ASU but anticipates that the impact will be immaterial based on existing deferred taxes from intra-entity asset transfers other than inventory.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that the statement of cash flows explain the change during the period in total cash, which is inclusive of cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The ASU is effective for the Company on January 1, 2018 with early adoption permitted. The Company intends to adopt the ASU on January 1, 2018. Upon adoption, the ASU requires retrospective application. The Company does not anticipate significant changes to the Company's financial statements and related disclosures from adoption of the ASU.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption is permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. The Company intends to adopt this ASU on January 1, 2018. Upon adoption, the Company plans to update the presentation of net periodic cost (benefit) accordingly, noting all components of the Company's net periodic cost (benefit), with the exception of the service cost component, will be presented outside of operating earnings. The estimated impact of adoption of the ASU will be a reclassification of certain components of net periodic benefit from operating earnings to other income (expense) in the amount of approximately $15 million and $29 million for the years ended December 31, 2017 and December 31, 2016, respectively.

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which is intended to simplify the application of hedge accounting and better portray the economic results of risk management strategies in the consolidated financial statements. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for the Company on January 1, 2019 with adoption permitted immediately in any interim or annual period (including the current period). The Company is currently assessing the impact of this ASU, including transition elections and required elections, on its consolidated financial statements and the timing of adoption.

2. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Other charges:
Intangibles amortization (Note 13)	$39	$31	$112	$83
Reorganization of business (Note 12)	6	6	22	28
Building impairment	—	—	8	17
Non-U.S. pension settlement loss (Note 6)	21	—	46	—
Asset impairment	1	—	1	—
Gain on legal settlements	—	—	(44)	—
Impairment of corporate aircraft	—	—	—	3
Acquisition-related transaction fees	—	—	1	13
	$67	$37	$146	$144
During the nine months ended September 30, 2017, the Company recognized a net gain of $44 million related to legal settlements. Of this amount, $42 million relates to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer of its legacy Networks business. The net gain of $42 million was based on $52 million of proceeds received, net $10 million of fees owed to third parties for their involvement in the recovery.
During the nine months ended September 30, 2017 and October 1, 2016, the Company recognized $8 million and $17 million, respectively, of building impairments related to the sale of its Basingstoke building and Schaumburg campus, respectively.
During the nine months ended October 1, 2016, the Company expensed $13 million of transaction fees related to the acquisition of Airwave.

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest income (expense), net:
Interest expense	$(55)	$(58)	$(164)	$(169)
Interest income	3	4	10	12
	$(52)	$(54)	$(154)	$(157)
Other:
Investment impairments	—	(2)	—	(2)
Foreign currency gain (loss)	$(7)	$7	$(29)	$34
Gain (loss) on derivative instruments	3	(11)	14	(41)
Gains on equity method investments	1	—	1	2
Realized foreign currency loss on acquisition	—	—	—	(10)
Other	3	5	5	5
	$—	$(1)	$(9)	$(12)
During the three and nine months ended September 30, 2017, the Company recognized foreign currency losses of $7 million and $29 million, respectively, primarily driven by the British pound, partially offset by gains of $3 million and $14 million, respectively, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
During the three and nine months ended October 1, 2016, the Company recognized foreign currency gains of $7 million and $34 million, respectively, primarily driven by the British pound, partially offset by losses of $11 million and $41 million, respectively, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
During the nine months ended October 1, 2016, the Company realized a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic earnings per common share:
Earnings	$212	$192	$420	$317
Weighted average common shares outstanding	162.3	166.3	163.2	171.0
Per share amount	$1.30	$1.15	$2.57	$1.85
Diluted earnings per common share:
Earnings	$212	$192	$420	$317
Weighted average common shares outstanding	162.3	166.3	163.2	171.0
Add effect of dilutive securities:
Share-based awards	3.4	2.4	3.3	2.5
Senior Convertible Notes	3.3	0.9	2.8	0.5
Diluted weighted average common shares outstanding	169.0	169.6	169.3	174.0
Per share amount	$1.25	$1.13	$2.48	$1.82

In the computation of diluted earnings per common share for the three months ended September 30, 2017, the assumed exercise of 2.0 million options, including 1.7 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive. For the nine months ended September 30, 2017, the assumed exercise of 2.3 million options, including 1.9 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
For the three months ended October 1, 2016, the assumed exercise of 2.5 million options, including 1.8 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive. For the nine months ended October 1, 2016, the assumed exercise of 2.9 million options and 0.4 million RSUs, including 2.0 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
On August 25, 2015, the Company issued $1.0 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). The notes became fully convertible as of August 25, 2017. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash upon conversion, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included in our computation of diluted earnings per share. The conversion price is adjusted for dividends declared through the date of settlement. Diluted earnings per share has been calculated based upon the amount by which the average stock price exceeds the conversion price.
For the three and nine months ended September 30, 2017, the dilutive impact of the Senior Convertible Notes was 3.3 million shares and 2.8 million shares, respectively. For the three and nine months ended October 1, 2016, the dilutive impact of the Senior Convertible Notes was 0.9 million shares and 0.5 million shares, respectively.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$1,420	$1,454
Less allowance for doubtful accounts	(38)	(44)
	$1,382	$1,410
Inventories, Net
Inventories, net, consist of the following:

	September 30, 2017	December 31, 2016
Finished goods	$178	$151
Work-in-process and production materials	315	253
	493	404
Less inventory reserves	(129)	(131)
	$364	$273
As a result of our Enterprise Resource Planning ("ERP") system implementation in the second quarter of 2017, the Company maintained higher inventory levels to ensure it continued to meet customer demand over the implementation period.
Other Current Assets
Other current assets consist of the following:

	September 30, 2017	December 31, 2016
Available-for-sale securities	$—	$46
Costs and earnings in excess of billings	595	495
Tax-related refunds receivable	144	90
Other	134	124
	$873	$755

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	September 30, 2017	December 31, 2016
Land	$11	$12
Building	282	306
Machinery and equipment	2,153	1,921
	2,446	2,239
Less accumulated depreciation	(1,557)	(1,450)
	$889	$789
Depreciation expense for the three months ended September 30, 2017 and October 1, 2016 was $49 million and $45 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and October 1, 2016 was $142 million and $137 million, respectively.
Investments
Investments consist of the following:

September 30, 2017	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$5	$—	$5
Corporate bonds	2	—	2
Common stock	5	8	13
	12	8	20
Other investments	215	—	215
Equity method investments	14	—	14
	$241	$8	$249

December 31, 2016	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$51	$—	$51
Corporate bonds	5	—	5
	56	—	56
Other investments	211	—	211
Equity method investments	17	—	17
	$284	$—	$284
Less: current portion of available-for-sale securities			46
			$238
Other investments include strategic investments in non-public technology-driven startup companies recorded at cost of $74 million and $76 million, and insurance policies recorded at their cash surrender value of $141 million and $135 million, at September 30, 2017 and December 31, 2016, respectively.
During the three months ended September 30, 2017, Gains on the sale of investments and businesses was de minimus, compared to gains of $7 million during the three months ended October 1, 2016. During the nine months ended September 30, 2017, the Company recognized Gains on the sale of investments and businesses of $3 million, compared to losses of $13 million during the nine months ended October 1, 2016, of which, $19 million was associated with the sale of United Kingdom treasury securities, partially offset by gains of $6 million.

Other Assets
Other assets consist of the following:

	September 30, 2017	December 31, 2016
Long-term receivables	24	49
Defined benefit plan assets	138	102
Other	39	49
	$201	200
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Deferred revenue	$469	$439
Compensation	232	250
Billings in excess of costs and earnings	408	434
Tax liabilities	168	111
Dividend payable	76	77
Trade liabilities	154	180
Other	536	620
	$2,043	$2,111
Other Liabilities
Other liabilities consist of the following:

	September 30, 2017	December 31, 2016
Defined benefit plans	$1,797	$1,799
Deferred revenue	158	115
Unrecognized tax benefits	40	39
Deferred income taxes	142	121
Deferred consideration (Note 13)	82	72
Other	231	209
	$2,450	$2,355
Stockholders’ Equity
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
During the nine months ended September 30, 2017, the Company paid an aggregate of $358 million, including transaction costs, to repurchase approximately 4.3 million shares at an average price of $83.22 per share. As of September 30, 2017, the Company had used approximately $12.2 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.8 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended September 30, 2017 and October 1, 2016, the Company paid $76 million and $70 million, respectively, in cash dividends to holders of its common stock. During the nine months ended September 30, 2017 and October 1, 2016, the Company paid $230 million and $213 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(413)	$(351)	$(494)	$(266)
Other comprehensive income (loss) before reclassification adjustment	49	(47)	133	(131)
Tax expense	(3)	(2)	(6)	(3)
Other comprehensive income (loss), net of tax	46	(49)	127	(134)
Balance at end of period	$(367)	$(400)	$(367)	$(400)
Available-for-Sale Securities:
Balance at beginning of period	$4	$—	$—	$(3)
Other comprehensive income (loss) before reclassification adjustment	1	1	8	(1)
Tax (expense) benefit	—	—	(3)	1
Other comprehensive income before reclassification adjustment, net of tax	1	1	5	—
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net	—	—	—	6
Tax benefit	—	—	—	(2)
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	—	—	—	4
Other comprehensive income, net of tax	1	1	5	4
Balance at end of period	$5	$1	$5	$1
Defined Benefit Plans:
Balance at beginning of period	(1,790)	(1,537)	$(1,823)	$(1,597)
Other comprehensive income (loss) before reclassification adjustment	(4)	—	(15)	53
Tax expense	—	—	—	(16)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(4)	—	(15)	37
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	17	13	49	40
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(4)	(7)	(12)	(20)
Reclassification adjustment - Non-U.S. pension settlement loss into Other charges	21	—	46	—
Tax expense (benefit)	(4)	(1)	(9)	8
Reclassification adjustment into Operating earnings, net of tax	30	5	74	28
Other comprehensive income, net of tax	26	5	59	65
Balance at end of period	$(1,764)	$(1,532)	$(1,764)	$(1,532)

Total Accumulated other comprehensive loss	$(2,126)	$(1,931)	$(2,126)	$(1,931)

3. Debt and Credit Facilities
As of September 30, 2017, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 30, 2017. During the quarter ended September 30, 2017, the Company had borrowings and repayments of $150 million under the 2017 Motorola Solutions Credit Agreement. Such borrowings were used to purchase Kodiak Networks, and were repaid using cash from operations within the quarter.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.81 per share). In the event of conversion, the notes may be settled in either cash or stock, at the Company's discretion. The Company intends to settle the principal amount of the Senior Convertible Notes in cash.

4. Risk Management
Foreign Currency Risk
As of September 30, 2017, the Company had outstanding foreign exchange contracts with notional amounts totaling $541 million, compared to $717 million outstanding at December 31, 2016. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 30, 2017, and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	September 30, 2017	December 31, 2016
Euro	$185	$122
British Pound	69	246
Chinese Renminbi	(72)	(108)
Brazilian Real	(47)	(56)
Australian Dollar	(45)	(51)
During the nine months ended September 30, 2017, the Company entered into forward contracts to sell £50 million, expiring in December 2017. The Company also entered into forward contracts to sell £25 million, expiring in June 2018, as well as to sell £25 million, expiring in September 2018. The forward contracts have been designated as a net investment hedge which is in place to partially hedge the Company's British pound foreign currency exposure on its net investment in Airwave Solutions Limited. The gains and losses on the Company's net investment in British pound-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive loss. As of September 30, 2017, the fair value of the derivative contracts was a $3 million liability.
Interest Rate Risk
The Company's subsidiaries have variable interest loans denominated in the Euro and Chilean Peso. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as hedges. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swaps was a $1 million liability at September 30, 2017 and de minimus December 31, 2016.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 30, 2017, all of the counterparties have investment grade credit ratings. As of September 30, 2017, the Company had $7 million of exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of September 30, 2017 and December 31, 2016:

	Fair Values of Derivative Instruments
	Assets		Liabilities
September 30, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$7	Other current assets	$5	Accrued liabilities
Interest agreements	—	Other current assets	1	Accrued liabilities
Total derivatives not designated as hedging instruments	$7		$6
Total derivatives	$7		$9

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$9	Other current assets	$32	Accrued liabilities
The following table summarizes the effect of derivatives designated as hedging instruments on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended		Balance Sheet Location
Derivatives Designated as Hedging Instruments	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange contracts	$(1)	$—	$(3)	$—	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest agreements	$(1)	$—	$(1)	$—	Other income (expense)
Foreign exchange contracts	4	(11)	15	(41)	Other income (expense)
Total derivatives	$3	$(11)	$14	$(41)

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

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net earnings before income taxes	$286	$293	$610	$482
Income tax expense	73	100	188	164
Effective tax rate	26%	34%	31%	34%
The Company recorded $73 million of net tax expense during the three months ended September 30, 2017, resulting in an effective tax rate of 26%, compared to $100 million of net tax expense during the three months ended October 1, 2016, resulting in an effective tax rate of 34%. The effective tax rate in the third quarter of 2017 was lower than the U.S. statutory tax rate of 35% primarily driven by a tax benefit due to the recognition of a U.S. capital loss. The effective tax rate in the third quarter of 2016 was lower than the U.S. statutory tax rate of 35% partly due to favorable discrete adjustments to deferred tax assets of foreign subsidiaries.
The Company recorded $188 million of net tax expense during the nine months ended September 30, 2017, resulting in an effective tax rate of 31%, compared to $164 million of net tax expense during the nine months ended October 1, 2016, resulting in an effective tax rate of 34%. The effective tax rate in the first nine months of 2017 was lower than the U.S. statutory tax rate of 35% primarily due to a tax benefit due to the recognition of a U.S. capital loss. The effective tax rate in the first nine months of 2016 was lower than the U.S. statutory tax rate of 35% partly due to the recognition of excess tax benefits on share-based compensation.

6. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	46	46	10	13	1	1
Expected return on plan assets	(57)	(55)	(24)	(23)	(3)	(2)
Amortization of:
Unrecognized net loss	11	9	4	3	2	1
Unrecognized prior service benefit	—	—	—	—	(4)	(7)
Settlement loss	—	—	21	—	—	—
Net periodic pension cost (benefit)	$—	$—	$12	$(5)	$(4)	$(7)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$—	$—	$3	$6	$—	$—
Interest cost	138	138	30	41	3	3
Expected return on plan assets	(172)	(165)	(71)	(71)	(9)	(7)
Amortization of:
Unrecognized net loss	33	27	12	9	4	4
Unrecognized prior service benefit	—	—	—	—	(12)	(20)
Settlement loss	—	—	46	—	—	—
Net periodic cost (benefit)	$(1)	$—	$20	$(15)	$(14)	$(20)
During the nine months ended September 30, 2017, the Company offered lump-sum settlements to certain participants in the Non-U.S. defined benefit plan within the United Kingdom. The lump-sum settlements were targeted to certain participants who had accrued a pension benefit, but had not yet started receiving pension benefit payments. The window for the participant registration in the program closed during the second quarter. However, the Company accounted for settlements through the third quarter of 2017, as remaining lump-sum settlements were paid to participants. As a result of the actions taken through the first nine months of 2017, the Company recorded a settlement loss of $21 million and $46 million during the three and nine months ended September 30, 2017, which is recorded within Other Charges within the condensed consolidated statement of operations.

7. Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Share-based compensation expense included in:
Costs of sales	$2	$2	$7	$7
Selling, general and administrative expenses	11	12	32	35
Research and development expenditures	3	3	10	10
Share-based compensation expense included in Operating earnings	16	17	49	52
Tax benefit	5	5	16	16
Share-based compensation expense, net of tax	$11	$12	$33	$36
Decrease in basic earnings per share	$(0.07)	$(0.07)	$(0.20)	$(0.21)
Decrease in diluted earnings per share	$(0.07)	$(0.07)	$(0.19)	$(0.21)
During the nine months ended September 30, 2017, the Company granted 0.6 million RSUs and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $46 million and $6 million, respectively, and 0.4 million stock options and 0.6 million performance options ("POs") with an aggregate grant-date fair value of $5 million and $9 million, respectively. Share-based compensation expense will generally be recognized over the vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	5	5
Corporate bonds	—	2	2
Common stock	13	—	13
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8
Interest agreements	—	1	1

December 31, 2016	Level 2	Total
Assets:
Foreign exchange derivative contracts	$9	$9
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	51	51
Corporate bonds	5	5
Liabilities:
Foreign exchange derivative contracts	$32	$32
The Company had no Level 3 holdings as of September 30, 2017 or December 31, 2016.
At September 30, 2017 and December 31, 2016, the Company had $263 million and $309 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at September 30, 2017 and December 31, 2016 was $4.6 billion and $4.5 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

9. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	September 30, 2017	December 31, 2016
Long-term receivables	$43	$63
Less current portion	(19)	(14)
Non-current long-term receivables	$24	$49
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $135 million at September 30, 2017, compared to $125 million at December 31, 2016.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Accounts receivable sales proceeds	$99	$8	$179	$15
Long-term receivables sales proceeds	55	39	123	173
Total proceeds from receivable sales	$154	$47	$302	$188
At September 30, 2017, the Company had retained servicing obligations for $780 million of long-term receivables, compared to $774 million at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at September 30, 2017 and December 31, 2016 is as follows:

September 30, 2017	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$25	$—	$—	$2
Commercial loans and leases secured	18	3	1	1
Long-term receivables, including current portion	$43	$3	$1	$3

December 31, 2016	Total Long-term Receivable	Current Billed Due	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—	$—
Commercial loans and leases secured	43	—	2
Long-term receivables, including current portion	$63	$—	$2

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at September 30, 2017.
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
The following table summarizes Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Products	$989	$920	$2,540	$2,423
Services	656	612	1,883	1,732
	$1,645	$1,532	$4,423	$4,155
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Products	$253	$225	$510	$404
Services	85	116	260	260
Operating earnings	338	341	770	664
Total other expense	(52)	(48)	(160)	(182)
Earnings before income taxes	$286	$293	$610	$482

12. Reorganization of Business
2017 Charges
During the three months ended September 30, 2017, the Company recorded net reorganization of business charges of $8 million including $6 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $8 million were charges of $7 million related to employee separation costs and $1 million related to exit costs.
During the nine months ended September 30, 2017, the Company recorded net reorganization of business charges of $30 million including $22 million of charges in Other charges and $8 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $30 million were charges of $30 million related to employee separation costs and $5 million related to exit costs, partially offset by $5 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

September 30, 2017	Three Months Ended	Nine Months Ended
Products	$6	$22
Services	2	8
	$8	$30
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2017 to September 30, 2017:

	January 1, 2017	Additional Charges	Adjustments	Amount Used	September 30, 2017
Exit costs	$7	$5	$—	$(3)	$9
Employee separation costs	95	30	(5)	(74)	46
	$102	$35	$(5)	$(77)	$55
Exit Costs
At January 1, 2017, the Company had $7 million of accruals for exit costs. During the nine months ended September 30, 2017, there were $5 million of additional charges and $3 million of cash payments related to the exit of leased facilities. The remaining accrual of $9 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 30, 2017, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2017, the Company had an accrual of $95 million for employee separation costs. The 2017 additional charges of $30 million represent severance costs for approximately 400 employees. The adjustment of $5 million reflects reversals for accruals no longer needed. The $74 million used reflects cash payments to severed employees. The remaining accrual of $46 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 30, 2017, is expected to be paid, primarily within one year, to approximately 500 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
During the nine months ended October 1, 2016, the Company recorded net reorganization of business charges of $74 million including $48 million of charges in Other charges and $26 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $74 million were charges of: (i) $54 million related to employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of the corporate aircraft, and (iii) $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.
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
Other Acquisitions
On August 28, 2017, the Company completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers, for a gross purchase price of $225 million, based on cash payments of $205 million made during the third quarter of 2017 and $20 million expected to be paid in the fourth quarter of 2017. As a result of the acquisition, the Company recognized $178 million of goodwill, $44 million of identifiable intangible assets and $3 million of net other tangible assets. The identifiable intangible assets were classified as $25 million of customer-related intangibles and $19 million of completed technology and will be amortized over a period of 13 to 16 years. As of September 30, 2017, the purchase accounting is not yet complete and as such the final allocation between identifiable intangibles and goodwill may be subject to change.
On March 13, 2017, the Company completed the acquisition of Interexport, a company that provides Managed & Support services for communications systems to public safety and commercial customers in Chile, for a gross purchase price of $98 billion Chilean pesos, or approximately $147 million U.S. dollars based on cash payments of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $7 million of goodwill, $61 million of identifiable intangible assets, $70 million of acquired property, plant and equipment and $9 million of net other tangible assets. The estimated identifiable intangible assets were classified as $56 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years.

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
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$148	$50	$116	$38
Patents	2	2	8	6
Customer-related	973	209	810	101
Other intangibles	56	22	49	17
	$1,179	$283	$983	$162
Amortization expense on intangible assets was $39 million for the three months ended September 30, 2017 and $112 million for the nine months ended September 30, 2017. Amortization expense on intangible assets was $31 million for the three months ended October 1, 2016 and $83 million for the nine months ended October 1, 2016. As of September 30, 2017, annual amortization expense is estimated to be $151 million in 2017, $155 million in 2018, $154 million in 2019, $152 million in 2020, $150 million in 2021, and $147 million in 2022.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$217	$73	$178	$63
Services	962	210	805	99
	$1,179	$283	$983	$162
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2017 to September 30, 2017:

	Products	Services	Total
Balance as of January 1, 2017
Goodwill, net of impairment losses	$316	$412	$728
Goodwill acquired	—	185	185
Purchase accounting adjustments	—	2	2
Foreign currency	—	17	17
Balance as of September 30, 2017
Goodwill, net of impairment losses	$316	$616	$932

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 30, 2017 and October 1, 2016, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016.
Executive Overview
Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 15,000 employees worldwide, based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the third quarter of 2017, the segment’s net sales were $989 million, representing 60% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In the third quarter of 2017, the segment’s net sales were $656 million, representing 40% of our consolidated net sales.
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
Focus on Managed & Support Services and Software: Services continues to grow at a faster rate than the Products segment, driven by acquisitions and growth in Managed & Support services absent of acquisitions. While Services generally experiences lower gross margins than our Products segment, we expect revenue growth will continue to drive operating margin expansion. During the nine months ended September 30, 2017, we experienced revenue growth of 9% in our Services segment.
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
Recent Developments
On July 28, 2017, we announced our intention to purchase Plant Holdings, Inc., the parent company of Airbus DS Communications. This acquisition will expand our software portfolio in the Command Center with additional solutions for Next Generation 9-1-1.

Third Quarter Summary

•	Net sales were $1.6 billion in the third quarter of 2017, up $113 million, or 7%, from the third quarter of 2016.

•	We generated operating earnings of $338 million, or 21% of net sales, in the third quarter of 2017, compared to $341 million, or 22% of net sales, in the third quarter of 2016.

•
We had net earnings attributable to Motorola Solutions, Inc. of $212 million, or $1.25 per diluted common share, in the third quarter of 2017, compared to $192 million, or $1.13 per diluted common share, in the third quarter of 2016.

•	We generated net cash from operating activities of $585 million during the first nine months of 2017, compared to $652 million in the first nine months of 2016.

•	We returned $588 million in capital to shareholders through dividends and share repurchases during the first nine months of 2017.
A summary of our segment results is as follows:

•
Products: Net sales were $989 million in the third quarter of 2017, an increase of $69 million, or 8% compared to net sales of $920 million during the third quarter of 2016. On a geographic basis, net sales increased in the Americas and Europe, Middle East and Africa ("EMEA") and were flat in Asia Pacific ("AP"), compared to the year-ago quarter.

•
Services: Net sales were $656 million in the third quarter of 2017, an increase of $44 million, or 7% compared to net sales of $612 million in the third quarter of 2016. On a geographic basis, net sales increased in the Americas and AP and decreased in EMEA, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 30, 2017	% of Sales*	October 1, 2016	% of Sales*	September 30, 2017	% of Sales*	October 1, 2016	% of Sales*
Net sales from products	$989		$920		$2,540		$2,423
Net sales from services	656		612		1,883		1,732
Net sales	1,645		1,532		4,423		4,155
Costs of products sales	428	43.3%	398	43.3%	1,167	45.9%	1,124	46.4%
Costs of services sales	423	64.5%	372	60.8%	1,202	63.8%	1,090	62.9%
Costs of sales	851		770		2,369		2,214
Gross margin	794	48.3%	762	49.7%	2,054	46.4%	1,941	46.7%
Selling, general and administrative expenses	248	15.1%	247	16.1%	725	16.4%	722	17.4%
Research and development expenditures	141	8.6%	137	8.9%	413	9.3%	411	9.9%
Other charges	67	4.1%	37	2.4%	146	3.3%	144	3.5%
Operating earnings	338	20.5%	341	22.3%	770	17.4%	664	16.0%
Other income (expense):
Interest expense, net	(52)	(3.2)%	(54)	(3.5)%	(154)	(3.5)%	(157)	(3.8)%
Gains (losses) on sales of investments and businesses, net	—	—%	7	0.5%	3	0.1%	(13)	(0.3)%
Other	—	—%	(1)	(0.1)%	(9)	(0.2)%	(12)	(0.3)%
Total other expense	(52)	(3.2)%	(48)	(3.1)%	(160)	(3.6)%	(182)	(4.4)%
Earnings before income taxes	286	17.4%	293	19.1%	610	13.8%	482	11.6%
Income tax expense	73	4.4%	100	6.5%	188	4.3%	164	3.9%
Net earnings	213	12.9%	193	12.6%	422	9.5%	318	7.7%
Less: Earnings attributable to noncontrolling interests	1	0.1%	1	0.1%	2	—%	1	—%
Net earnings attributable to Motorola Solutions, Inc.	$212	12.9%	$192	12.5%	$420	9.5%	$317	7.6%
Earnings per diluted common share	$1.25		$1.13		$2.48		$1.82
* Percentages may not add due to rounding

Results of Operations—Three months ended September 30, 2017 compared to three months ended October 1, 2016
The results of operations for the third quarter of 2017 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.6 billion in the third quarter of 2017, a $113 million, or 7%, increase compared to the third quarter of 2016, reflecting solid demand across the globe for our products and services. The increase in net sales is reflective of growth in every region. Systems net sales within the Products segment increased in the Americas, partially offset by decreases in EMEA and AP. Devices net sales within the Products segment increased in every region. The Services segment increased in the Americas and AP, partially offset by a decrease in EMEA. The Services segment net sales increase in the Americas was driven by the acquisition of Interexport, Spillman Technologies, Inc. and Kodiak Networks and growth in both Managed & Support services and Integration services absent of acquisitions. The Services segment net sales increase in AP was driven by growth in Integration services. The Services segment net sales decrease in EMEA was due to a decrease in Airwave related to unfavorable foreign exchange rates in the third quarter of 2017.
Gross Margin
Gross margin was $794 million, or 48.3% of net sales, in the third quarter of 2017, compared to $762 million, or 49.7% of net sales, in the third quarter of 2016. The decrease in gross margin percentage was driven by margins in the Services segment returning to normalized levels.
Selling, General and Administrative Expenses
SG&A expenses were $248 million, or 15.1% of net sales, in the third quarter of 2017, compared to $247 million, or 16.1% of net sales, in the third quarter of 2016.
Research and Development Expenditures
R&D expenditures were $141 million, or 8.6% of net sales, in the third quarter of 2017 and $137 million, or 8.9% of net sales, in the third quarter of 2016. The increase in R&D expenditures is due to higher expenses associated with acquired businesses.
Other Charges
We recorded net charges of $67 million in the third quarter of 2017, compared to net charges of $37 million in the third quarter of 2016. The net Other charges in the third quarter of 2017 were primarily driven by: (i) $39 million of charges relating to the amortization of intangibles, (ii) $21 million of charges relating to the Non-U.S. pension settlement loss, and (iii) $6 million of net reorganization of business charges. The net charges in the third quarter of 2016 of $37 million included: (i) $31 million of charges relating to the amortization of intangibles and (ii) $6 million of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $52 million in the third quarter of 2017 and $54 million in the third quarter of 2016. The decrease in net interest expense in the third quarter of 2017 as compared to the third quarter of 2016 was a result of lower outstanding debt, due to the repayment of $675 million of a term loan at the end of 2016.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were de minimus in the third quarter of 2017 compared to net gains of $7 million in the third quarter of 2016. The net gains in the third quarter of 2016 were related to sales of equity investments.
Other
Net Other income was de minimus in the third quarter of 2017, compared to an expense of $1 million in the third quarter of 2016. The net other income in the third quarter of 2017 was primarily comprised of: (i) a $3 million gain on derivative instruments and (ii) $3 million of other non-operating income, offset by a $7 million foreign currency loss. The net Other expense in the third quarter of 2016 was comprised of: (i) an $11 million loss on derivative instruments and (ii) a $2 million investment impairment, partially offset by: (a) a $7 million foreign currency gain and (b) $5 million of other non-operating gains.
Effective Tax Rate
We recorded $73 million of net tax expense in the third quarter of 2017, resulting in an effective tax rate of 26%, compared to $100 million of net tax expense in the third quarter of 2016, resulting in an effective tax rate of 34%. Our effective tax rate in the third quarter of 2017 was lower than the U.S. statutory tax rate of 35% primarily driven by a tax benefit due to the recognition of a U.S. capital loss. Our effective tax rate in the third quarter of 2016 was lower than the U.S. statutory tax rate of 35% partly due to favorable discrete adjustments to deferred tax assets of foreign subsidiaries.

Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $212 million, or $1.25 per diluted share, in the third quarter of 2017, compared to net earnings attributable to Motorola Solutions, Inc. of $192 million, or $1.13 per diluted share, in the third quarter of 2016.
The increase in net earnings in the third quarter of 2017, as compared to the third quarter of 2016, was primarily driven by higher sales in both the Products and Services segments. The increase in net earnings per diluted share was driven by higher net earnings and lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.

Results of Operations—Nine months ended September 30, 2017 compared to nine months ended October 1, 2016
Net Sales
Net sales were $4.4 billion in the first nine months of 2017, a $268 million, or 6%, increase compared to the first nine months of 2016. The increase in net sales is reflective of growth in every region. Within the Products segment, Devices net sales increased in each region while Systems net sales increased in the Americas and EMEA. The Services segment increased in the Americas and EMEA, partially offset by a decrease in AP. The Services segment net sales increase in the Americas was driven by the acquisition of Interexport, Spillman Technologies, Inc. and Kodiak Networks and growth in both Managed & Support services and Integration services absent of acquisitions. The Services segment net sales increase in EMEA was driven by Airwave and growth in Managed & Support services and Integration services absent of acquisitions. The Services segment net sales decrease in AP was due to lower Integration sales.
Gross Margin
Gross margin was $2.1 billion, or 46.4% of net sales, in the first nine months of 2017, compared to $1.9 billion, or 46.7% of net sales, in the first nine months of 2016.
Selling, General and Administrative Expenses
SG&A expenses were $725 million, or 16.4% of net sales, in the first nine months of 2017, compared to $722 million, or 17.4% of net sales, in the first nine months of 2016. SG&A expenditures increased due to expenses associated with acquired businesses.
Research and Development Expenditures
R&D expenditures were $413 million, or 9.3% of net sales, in the first nine months of 2017 and $411 million, or 9.9% of net sales, in the first nine months of 2016. R&D expenditures increased due to increased expenses associated with acquired businesses.
Other Charges
We recorded net charges of $146 million in the first nine months of 2017, compared to net charges of $144 million in the first nine months of 2016. The net Other charges in the first nine months of 2017 were primarily driven by: (i) $112 million of charges relating to the amortization of intangibles, (ii) $46 million of charges relating to the Non-U.S. pension settlement loss, (iii) $22 million of net reorganization of business charges, and (iv) $8 million of charges related to a building impairment, partially offset by a net gain of $44 million, related to legal settlements, including the $42 million legal settlement related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to us by a former customer of our legacy Networks business. The net charges in the first nine months of 2016 of $144 million included: (i) $83 million of charges relating to the amortization of intangibles, (ii) $48 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment of the corporate aircraft, and (iii) $13 million of transaction fees on the acquisition of Airwave. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $154 million in the first nine months of 2017 and $157 million in the first nine months of 2016. The decrease in net interest expense in the first nine months of 2017 as compared to the first nine months of 2016 was a result of lower outstanding debt, due to the repayment of $675 million of a term loan at the end of 2016.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $3 million in the first nine months of 2017 compared to net losses of $13 million in the first nine months of 2016. The net gains in the first nine months of 2017 were primarily related to the sales of various equity investments. The net losses in the first nine months of 2016 consisted of: (i) a $19 million loss on the sale of an investment in United Kingdom treasury securities and (ii) a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $13 million of gains on the sale of an equity investment.
Other
Net Other expense was $9 million in the first nine months of 2017, compared to $12 million in the first nine months of 2016. The net Other expense in the first nine months of 2017 was primarily comprised of a $29 million foreign currency loss offset by: (i) a $14 million gain on derivative investments and (ii) $5 million of other non-operating income. The net Other expense in the first nine months of 2016 was comprised of: (i) a $41 million loss on derivative instruments, (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave, and (iii) a $2 million investment impairment, partially offset by: (a) a $34 million foreign currency gain, (b) a $2 million gain on equity method investments, and (c) $5 million of other non-operating gains.
Effective Tax Rate
We recorded $188 million of net tax expense in the first nine months of 2017, resulting in an effective tax rate of 31%, compared to $164 million of net tax expense in the first nine months of 2016, resulting in an effective tax rate of 34%. Our effective tax rate in the first nine months of 2017 was lower than the U.S. statutory tax rate of 35% primarily due to a tax benefit due to the recognition of a U.S. capital loss. Our effective tax rate in the first nine months of 2016 was lower than the U.S. statutory tax rate of 35% partly due to the recognition of excess tax benefits on share-based compensation.
Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $420 million, or $2.48 per diluted share, in the first nine months of 2017, compared to net earnings attributable to Motorola Solutions, Inc. of $317 million, or $1.82 per diluted share, in the first nine months of 2016.
The increase in net earnings in the first nine months of 2017, as compared to the first nine months of 2016, was primarily driven by an increase in sales in both the Products and Services segments. The increase in net earnings per diluted share was driven by an increase in net earnings and lower shares outstanding as a result of repurchases made through our ongoing share repurchase program.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended September 30, 2017 and October 1, 2016, as detailed in Note 11, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
The segment’s net sales represented 60% of our consolidated net sales for both the third quarter of 2017 and the third quarter of 2016. For the first nine months of 2017, the segment’s net sales represented 57% of our consolidated net sales, compared to 58% of our consolidated net sales for the first nine months of 2016.

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Segment net sales	$989	$920	8%	$2,540	$2,423	5%
Operating earnings	253	225	12%	510	404	26%
Three months ended September 30, 2017 compared to three months ended October 1, 2016
The segment’s net sales increased $69 million, to $989 million in the third quarter of 2017, as compared to $920 million during the third quarter of 2016. The increase in the segment's net sales was driven by an increase in both Systems and Devices sales. Systems net sales increased in the Americas, partially offset by decreases in EMEA and AP. Devices net sales increased in every region.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 75% of the segment’s net sales in both the third quarter of 2017 and the third quarter of 2016.
The segment had operating earnings of $253 million in the third quarter of 2017, compared to $225 million in the third quarter of 2016. The increase in operating earnings was primarily driven by higher sales and lower R&D expenditures.
Nine months ended September 30, 2017 compared to nine months ended October 1, 2016
The segment’s net sales increased $117 million, to $2.5 billion in the first nine months of 2017, as compared to $2.4 billion during the first nine months of 2016. On a geographic basis, net sales increased in all regions for the first nine months of 2017, compared to the first nine months of 2016. Devices net sales increased in each region while Systems net sales increased in the Americas and EMEA.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in the first nine months of 2017 and 75% in the first nine months of 2016.
The segment had operating earnings of $510 million in the first nine months of 2017, compared to $404 million in the first nine months of 2016. The increase in operating earnings was primarily driven by higher net sales and lower SG&A expenses, R&D expenditures, and Other charges.

Services Segment
The segment’s net sales represented 40% of our consolidated net sales for both the third quarter of 2017 and the third quarter of 2016. For the first nine months of 2017, the segment’s net sales represented 43% of our consolidated net sales, compared to 42% of our consolidated net sales for the first nine months of 2016.

	Three Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Segment net sales	$656	$612	7%	$1,883	$1,732	9%
Operating earnings	85	116	(27)%	260	260	—%
Three months ended September 30, 2017 compared to three months ended October 1, 2016
The segment’s net sales increased $44 million, or 7%, to $656 million in the third quarter of 2017, as compared to $612 million in the third quarter of 2016. The increase in the segment's net sales was driven by the acquisition of Interexport, Spillman Technologies, Inc. and Kodiak Networks, as well as growth in Managed & Support services and Integration services absent of acquisitions in both the Americas and EMEA. On a geographic basis, net sales for the third quarter of 2017 increased in the Americas and AP and decreased in EMEA, compared to the third quarter of 2016. The increase in AP was due to higher sales in Integration services. The decrease in EMEA was due to a decrease in Airwave revenue related to unfavorable foreign exchange rates during the quarter.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the third quarter of 2017, compared to 56% of the segment’s net sales in the third quarter of 2016.
The segment had operating earnings of $85 million in the third quarter of 2017, compared to $116 million in the third quarter of 2016. The decrease in operating earnings in the third quarter of 2017 compared to the third quarter of 2016 was primarily driven by lower gross margin and higher SG&A expenses, R&D expenditures, and Other charges.
Nine months ended September 30, 2017 compared to nine months ended October 1, 2016
The segment’s net sales increased $151 million, or 9%, to $1.9 billion in the first nine months of 2017, as compared to $1.7 billion in the first nine months of 2016. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from the acquisition of Airwave, Interexport, Spillman Technologies, Inc. and Kodiak Networks, as well as growth in services absent of acquisitions. The acquisition of Airwave and Managed & Support services and Integration services absent of acquisitions provided an increase of net sales within EMEA, compared to the first nine months of 2016. The acquisition of Interexport, Spillman Technologies, Inc. Kodiak Networks and Managed & Support services and Integration services absent of acquisitions provided an increase in the Americas. Net sales decreased in AP due to lower Integration sales in the first nine months of 2017 compared to the first nine months of 2016.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first nine months of 2017, compared to 57% of the segment's net sales in the first nine months of 2016.
The segment had operating earnings of $260 million in both the first nine months of 2017 and 2016.

Reorganization of Business
During the third quarter of 2017, we recorded net reorganization of business charges of $8 million including $6 million of charges recorded within Other charges and $2 million in Cost of sales in our condensed consolidated statements of operations. Included in the $8 million were charges of $7 million related to employee separation costs and $1 million related to exit costs.
During the first nine months of 2017, we recorded net reorganization of business charges of $30 million including $22 million of charges recorded within Other charges and $8 million in Cost of sales in our condensed consolidated statements of operations. Included in the $30 million were charges of $30 million related to employee separation costs and $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.
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
During the first nine months of 2016, we implemented various productivity improvement plans aimed at continuing operating margin improvements by driving efficiencies and reducing operating costs. During the first nine months of 2016, we recorded net reorganization of business charges of $74 million including charges of $48 million recorded in Other charges and $26 million in Cost of sales in our condensed consolidated statements of operations. Included in the $74 million were charges of: (i) $54 million related to employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of corporate aircraft, and (iii) $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Products	$6	$5	$22	$59
Services	2	2	8	15
	$8	$7	$30	$74
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $77 million in the first nine months of 2017 and $59 million in the first nine months of 2016. The reorganization of business accruals at September 30, 2017 were $55 million, of which $46 million relate to employee separation costs that are expected to be paid within one year and $9 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $313 million from $1.0 billion as of December 31, 2016 to $717 million as of September 30, 2017. As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At September 30, 2017, $371 million of the $717 million cash and cash equivalents balance was held in the U.S. and approximately $346 million was held by us or our subsidiaries in other countries. Restricted cash was $64 million at September 30, 2017 and $63 million December 31, 2016.
Operating Activities
Net cash provided by operating activities in the first nine months of 2017 was $585 million, as compared to $652 million in the first nine months of 2016. Operating cash flows in the first nine months of 2017, as compared to the first nine months of 2016, were negatively impacted by a temporary increase in working capital as a result of managing through our ERP system implementation. We expect the temporary increase in working capital to reverse by the end of 2017.
Investing Activities
Net cash used by investing activities was $415 million in the first nine months of 2017, compared to $721 million in the first nine months of 2016. The $415 million of cash used in the first nine months of 2017 included: (i) $383 million used for acquisitions and investments and (ii) $206 million in capital expenditures, partially offset by $174 million of proceeds from sales of investments and businesses. The cash usage of $721 million in the first nine months of 2016 consisted primarily of: (i) $1.2 billion cash used for acquisitions and investments and (ii) $211 million in capital expenditures, partially offset by (a) $637 million of proceeds from the sale of investments and businesses and (b) $68 million of proceeds from the sale of property, plant and equipment.
Acquisition and Investments: We used net cash for acquisitions and investments of $383 million during the first nine months of 2017 compared to $1.2 billion in the first nine months of 2016. The cash used during the first nine months of 2017 was used for investment in short-term government securities, and the acquisitions of Kodiak Networks for $205 million and Interexport for $55 million, net of cash acquired. The cash used during the first nine months of 2016 consisted primarily of $1.0 billion related to the acquisition of Airwave. The remainder of the cash in 2016 was used for short-term government securities and equity investments.
Sales of Investments and Businesses: We received $174 million of proceeds related to the sales of investments and businesses in the first nine months of 2017 compared to $637 million in the first nine months of 2016. The proceeds in the first nine months of 2017 primarily consisted of the sales of short-term government securities. The proceeds in the first nine months of 2016 were comprised of: (i) $382 million from the sale of United Kingdom treasury securities used to finance the acquisition of Airwave, (ii) $209 million from the sales of various short-term government and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations.
Capital Expenditures: Capital expenditures decreased in the first nine months of 2017 to $206 million, compared to $211 million in the first nine months of 2016. The decrease in capital expenditures was primarily related to lower facilities spend and lower revenue-generating network expenditures, partially offset by an increase in information technology spend.
Sales of Property, Plant, and Equipment: In the first nine months of 2017, there were no sales of property, plant and equipment. In the first nine months of 2016, we received $68 million of proceeds comprised of $49 million from the sale of buildings and land on our Schaumburg, IL campus and $19 million received from the sale of corporate aircraft.
Financing Activities
Net cash used for financing activities was $537 million in the first nine months of 2017, compared to $191 million used in the first nine months of 2016. Cash used for financing activities in the first nine months of 2017 was primarily comprised of: (i) $358 million used for purchases under our share repurchase program, (ii) $230 million of cash used for the payment of dividends, and (iii) $15 million used for the repayment of debt, partially offset by $61 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first nine months of 2016 was primarily comprised of: (i) $728 million used for purchases under our share repurchase program and (ii) $213 million of cash used for the payment of dividends, partially offset by (a) $673 million of net proceeds from the issuance of a term loan and (b) $80 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Long-Term Debt: We had outstanding long-term debt of $4.5 billion and $4.4 billion, including the current portions of $47 million and $4 million at September 30, 2017 and December 31, 2016, respectively. In the acquisition of Interexport, we assumed $92 million of debt, including a current portion of $40 million, primarily related to capital leases.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.81 per share). In the event of conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
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
Share Repurchase Program: During the nine months ended September 30, 2017, we paid an aggregate of $358 million, including transaction costs, to repurchase approximately 4.3 million shares at an average price of $83.22 per share. As of September 30, 2017, the Company had used approximately $12.2 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.8 billion of authority available for future repurchases.
Payment of Dividends: During the third quarter of 2017, we paid $76 million in cash dividends to holders of our common stock. During the first nine months of 2017, we paid $230 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $76 million in cash dividends to holders of our common stock.
Credit Facilities
As of September 30, 2017, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 30, 2017. During the quarter ended September 30, 2017, we had borrowings and repayments of $150 million under the 2017 Motorola Solutions Credit Agreement. Such borrowings were used to purchase Kodiak Networks, and were repaid using cash from operations within the quarter.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $135 million at September 30, 2017, compared to $125 million at December 31, 2016.
Outstanding Long-Term Receivables: We had non-current long-term receivables of $24 million at September 30, 2017, compared to $49 million at December 31, 2016.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Accounts receivable sales proceeds	$99	$8	$179	$15
Long-term receivables sales proceeds	55	39	123	173
Total proceeds from sales of accounts receivable	$154	$47	$302	$188
At September 30, 2017, the Company had retained servicing obligations for $780 million of long-term receivables, compared to $774 million at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at September 30, 2017.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU No. 2014-09 by one year to January 1, 2018, as our annual reporting period begins after December 15, 2017.
We have continued to analyze the impact of the new standard on our financial results based on an inventory of our current contracts with customers. We have obtained an understanding of the new standard and currently believe that we will retain much of the same accounting treatment used to recognize revenue under current standards. Revenue on a significant portion of our contracts is currently recognized under percentage of completion accounting applying a cost-to-cost method, including contracts for radio network deployments based on the ASTRO P25, TETRA, and LTE technologies, as well as certain offerings within our Smart Public Safety Solutions requiring significant integration (collectively "network integration contracts").
Under the new standard, we must identify the distinct promises to transfer goods and/or services within our contracts using certain factors. For network integration contracts, we have considered the factors used to determine whether promises made in the contract are distinct and determined that devices and accessories represent distinct goods. Accordingly, adoption of the new standard will impact our network integration contracts that include devices and accessories, with the resulting impact being revenue recognized earlier as control of the devices and accessories transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within our network integration contracts, we will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time. Transfer of control in our contracts is demonstrated by creating a customized asset for customers, in conjunction with contract terms which provide the right to receive payment for goods and services.
In addition, the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by software revenue recognition rules. While we have contracts which fall under these rules in the current standard, we have not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales of software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, we do not anticipate a significant acceleration of revenue upon applying the new standard to our current contracts under these fact patterns.
The new standard also requires the concept of transfer of control to determine whether an entity must present revenue from providing goods or services at the gross amount billed to a customer (as a principal) or at the net amount retained (as an agent). Therefore, an entity must assess whether it controls the goods or services provided to a customer before they are transferred. The new standard provides three indicators to assist entities in determining control. Under the current standard, eight indicators (including the three indicators under the new standard) exist to evaluate whether an entity should present revenue gross as a principal or net as an agent. Historically, we have presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and remaining three indicators under the new standard, we have determined that we are the principal in contracts that involve a third-party sales representative. Thus, upon adoption of the new standard we will present associated revenues on a gross basis, with the affect being an equal increase to selling, general and administrative expenses.
Under current accounting standards, we expense sales commissions as incurred. However, under ASU No. 2014-09, we will capitalize sales commissions as incremental costs to obtain a contract. Such costs will be classified as a contract asset and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for us on January 1, 2019 and interim periods within that reporting period. The ASU prescribes the use of a modified retrospective method upon adoption, which requires all prior periods presented in the financial statements to be restated, with a cumulative adjustment to retained earnings as of the beginning of the earliest period presented. We are in the process of assessing the impact of this ASU on our consolidated financial statements and footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which clarifies eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. This ASU is effective for us on January 1, 2018 with early adoption permitted. We intend to adopt this ASU on January 1, 2018. Upon adoption, the ASU requires a retrospective application unless it is determined that it is impractical to do so, in which case it must be retrospectively applied at the earliest date practical. Upon adoption, we do not anticipate significant changes to our existing accounting policies or presentation of the Statement of Cash Flows.
In October 2016, the FASB issued ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption permitted. We intend to adopt the ASU on January 1, 2018. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We continue to assess the impact of this ASU but anticipate that the impact will be immaterial based on existing deferred taxes from intra-entity asset transfers other than inventory.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires that the statement of cash flows explain the change during the period in the total cash, which is inclusive of cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The ASU is effective for us on January 1, 2018 with early adoption permitted. We intend to adopt the ASU on January 1, 2018. Upon adoption, the ASU requires retrospective application. We do not anticipate significant changes to our financial statements and related disclosures from adoption of the ASU.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption is permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. We intend to adopt this ASU on January 1, 2018. Upon adoption, we plan to update the presentation of net periodic cost (benefit) accordingly, noting all components of our net periodic cost (benefit), with the exception of the service cost component, will be presented outside of operating earnings. The estimated impact of adoption of the ASU will be a reclassification of certain components of net periodic benefit from operating earnings to other income (expense) in the amount of approximately $15 million and $29 million for the years ended December 31, 2017 and December 31, 2016, respectively.
In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which is intended to simplify the application of hedge accounting and better portray the economic results of risk management strategies in the consolidated financial statements. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for us on January 1, 2019 with adoption permitted immediately in any interim or annual period (including the current period). We are currently assessing the impact of this ASU, including transition elections and required elections, on our consolidated financial statements and the timing of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of September 30, 2017, we had outstanding foreign exchange contracts with notional amounts totaling $541 million, compared to $717 million outstanding as of December 31, 2016. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 30, 2017, and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	September 30, 2017	December 31, 2016
Euro	$185	$122
British Pound	69	246
Chinese Renminbi	(72)	(108)
Brazilian Real	(47)	(56)
Australian Dollar	(45)	(51)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of global economic and political conditions (ii) the impact of acquisitions on our business, (iii) the growth of our Services segment and the resulting impact on operating margin, (iv) the focus on Managed & Support Services and Software and our expected growth opportunities, (b) our business strategies and expected results, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability to settle the principal amount of the Senior Convertible Notes in cash, (f) our ability and cost to access the capital markets at our current ratings, (g) our ability to borrow and the amount available under our credit facilities, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, (k) potential contractual damages claims, and (l) the outcome and effect of ongoing and future legal proceedings, (m) our ability to achieve target working capital levels following implementation of our ERP system, (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) "Controls and Procedures," about the implementation of our enterprise resource planning systems. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document and in Part I, “Item 1A: Risk Factors” on pages 9 through 21 of our 2016 Annual Report on Form 10-K, in Part II, “Item 1A. Risk Factors” on page 37 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We are in the process of a multi-year phased upgrade and consolidation of our ERP systems into a single global platform across our businesses. In April 2017, we implemented our new ERP system which is functioning as designed and continuing to support our business. Our new ERP system includes the replacement of regional systems supporting our product based business and back end finance processes including our general ledger. The system also includes the replacement of our current indirect procurement and service contract systems. We have made appropriate changes to our internal controls over financial reporting as we have implemented the new system. We plan to continue to migrate the remaining parts of the business off regional systems as we work towards a single global platform. We will continue to modify our internal controls in response to changes in the underlying ERP on future phases as needed.

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

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 21 of the Company’s 2016 Annual Report on Form 10-K and in Part II, “Item 1A. Risk Factors” on page 37 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 30, 2017.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
6/29/17 to 7/26/17	—	N/A	—	$1,933,464,276
7/27/17 to 8/23/17	853,360	$87.89	853,360	$1,858,464,590
8/24/17 to 9/27/17	288,949	$86.51	288,949	$1,833,468,345
Total	1,142,309	$87.54	1,142,309

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through a series of actions, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 30, 2017, the Company had used approximately $12.2 billion, including transaction costs, to repurchase shares, leaving $1.8 billion of authority available for future repurchases.

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
November 2, 2017

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