Form 10-K
period 2017-12-31
Motorola Solutions, Inc.
filed 2018-02-16
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2017 (the last business day of the Registrant’s most recently completed second quarter) was approximately $12.6 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 2, 2018 was 161,307,525.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 14, 2018, are incorporated by reference into Part III.

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
Products Segment
The Products segment offers an extensive portfolio of infrastructure, devices, accessories, and software. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2017, the segment’s net sales were $3.8 billion, representing 59% of our consolidated net sales. The Products segment has the following two principal product lines:
Devices: Devices includes: (i) two-way portable radios and vehicle-mounted radios, (ii) accessories such as speaker microphones, batteries, earpieces, headsets, carry cases and cables, and (iii) software features and upgrades. Devices represented 74% of the net sales of the Products segment in 2017.
Systems: Systems includes: (i) the radio network core and central processing software, (ii) base stations, (iii) consoles, (iv) repeaters, and (v) software applications and features. Systems represented 26% of the net sales of the Products segment in 2017.
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

Services Segment
The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks. In 2017, the segment’s net sales were $2.6 billion, representing 41% of our consolidated net sales. The Services segment has the following principal product lines:

Integration services
Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Integration services represented 30% of the net sales of the Services segment in 2017.

Managed & Support services
Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services and Software as a Service (SaaS) are provided across all radio network technologies, Command Center Software Offerings, and Smart Public Safety Solutions. Managed & Support services represented 69% of the net sales of the Services segment in 2017.

iDEN services
Integrated Digital Enhanced Network (“iDEN”) is a Motorola Solutions proprietary push-to-talk technology. iDEN services consist primarily of hardware and software maintenance services for our legacy iDEN customers and represented 1% of the net sales of the Services segment in 2017.

Strategy and Focus Areas
In 2018, Motorola Solutions will celebrate 90 years of providing public safety and commercial customers with secure and reliable mission critical communications. Our customers have unique voice, data, and operational requirements. We offer comprehensive solutions that include infrastructure, devices, software applications, and services designed and delivered to enable our customers to safely and effectively accomplish their mission.
Our strategy for long-term growth and the evolution of our business includes organic and inorganic investments in the following three areas:
(i)Continued innovation in standards-based voice and data solutions spanning APCO 25, TETRA, DMR, and LTE technologies. Our dedication, focus, and innovation for public safety and commercial solutions built the foundation of our Land Mobile Radio ("LMR") platform business, which is reflected in our installed base of over 12,500 systems deployed in 100+ countries around the world. These systems have a multi-year and often multi-decade life span which drives demand for additional device sales, software upgrades, infrastructure refresh and expansion, as well as additional services to maintain, monitor, and manage these complex networks and solutions. We believe our government and commercial customers will continue to require next-generation systems, enhanced software features and analytics, as well as incremental services to drive operational efficiencies.
(ii)Managed and support services offerings that leverage our large global installed base and allow our customers to improve performance across their systems, devices, and applications for greater safety and productivity. Our comprehensive suite of services - from repair, technical support, security, and system monitoring to operation of customer owned networks or Motorola Solutions owned networks, ensures continuity and reduces risks for continued critical communications operations. Today, agency procurement models are primarily capex investments in customer owned and operated solutions with long-term contracts. As agencies seek budget predictability, increased flexibility, and outcome based solutions, there continues to be a shift to alternative consumption models. We feel our suite of services positions us well for this change and allows us to provide incremental, value-added services for our customers.
(iii)Software solutions to support the entire public safety workflow - from the command center to mobile applications in the field to post-incident analytics. Today, the public safety workflow is addressed by a variety of point solutions. Motorola Solutions is attempting to expand its software offerings to provide solutions across the various segments of the public safety workflow. As the public safety market continues to embrace software offerings to enhance their workflows, we are able to sell cloud-first SaaS offerings in addition to on-premise solutions with ancillary implementation and managed services.
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
Our largest customers are the U.S. federal government (through multiple contracts with its various branches and agencies, including the armed services) and the Home Office of the United Kingdom, representing approximately 9% and 8% of our consolidated net sales in 2017, respectively. The loss of these customers could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with these governments are long-term in nature. All contracts with the U.S. federal government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Net sales in the Americas continued to comprise a significant portion of our business, accounting for 68%, 68% and 71% of our consolidated net sales in 2017, 2016, and 2015, respectively.
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
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. Traditional Land Mobile Radio competitors include: Harris, Hytera, Airbus, and Kenwood.
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
Our continued focus on growing our Command Center suite has added additional competitors such as: West Corporation, Intergraph, Tri-Tech, and Zetron.
Several other competitive factors may have an impact on our future business including: evolving spectrum mandates by government regulators, increasing investment by broadband and IP solution providers, and new low-tier competitors.

Other Information
Backlog
Our backlog for the Products and Services segments includes all product and service orders that have been received and are believed to be firm. As of December 31, 2017 and December 31, 2016, our backlog was as follows:

	December 31
(In millions)	2017	2016
Products	$1,895	$1,513
Services	7,717	6,858
	$9,612	$8,371
The increase in backlog of $1.2 billion is driven by acquisitions and growth in both the Products and Services segments absent of acquisitions. Approximately 54% of the Products segment backlog and 25% of the Services segment backlog is expected to be recognized as revenue during 2018. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.
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
R&D expenditures were $568 million in 2017, $553 million in 2016, and $620 million in 2015. As of December 31, 2017, we had approximately 5,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.

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
We believe that our patent portfolio will continue to provide us with a competitive advantage in our core product areas as well as provide leverage in the development of future technologies. While we are not dependent upon a single patent or even a few patents, we do have patents that protect features and functionality of our products and services. While these patents are important, our success also depends upon our extensive know-how, innovative culture, technical leadership, and distribution channels. We do not rely solely on patents or other intellectual property rights to protect or establish our market position; however, we will enforce our intellectual property rights in certain technologies when it is necessary to protect our innovation, or in some cases attempts to negotiate mutually agreeable licenses are not successful.
We seek to obtain patents and trademarks to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2017, we owned approximately 4,402 granted patents in the U.S. and in foreign countries. As of December 31, 2017, we had approximately 1,210 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2017, we were granted approximately 404 patents in the U.S. and in foreign countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility, which is currently owned by Lenovo.
Inventory and Raw Materials
Our practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements. We provide custom products which require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than ours; stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
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
Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources is currently in adequate supply for our operations. The cost to operate our facilities and freight costs are dependent on world oil prices and external third-party logistics rates for inbound and outbound air lanes. Labor is generally available in reasonable proximity to our manufacturing facilities and the manufacturing facilities of our largest outsourced manufacturing suppliers. Difficulties in obtaining any of the aforementioned resources, or a significant cost increase, could affect our financial results.
Environmental Quality and Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air, and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain products of ours are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2017, compliance with these U.S. federal, state and local, and international laws did not have a material effect on our capital expenditures, earnings, or competitive position.
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
As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., spectrum historically used for broadcast television, known as the 700MHz band, has been redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. In 2016, this trend continued in the US and additional TV spectrum in the 600MHz band was auctioned for broadband communications (part of the “Broadcast Incentive Auction”). This auction closed in April 2017, but auction winners will not get access to the spectrum for several years.
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
Employees
At December 31, 2017, and December 31, 2016 we had approximately 15,000 and 14,000 employees, respectively.
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
Financial Information About Geographic Areas
The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, "Item 8: Financial Statements and Supplementary Data" of this document, the “Results of Operations—2017 Compared to 2016” and “Results of Operations—2016 Compared to 2015” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.
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
Item 1A: Risk Factors
We face a number of risks related to current global economic and political conditions, including low economic growth rates in certain markets, the impact of currency fluctuations, commodity price volatility, and unstable political conditions that have and could continue to unfavorably impact our business.
Global economic and political conditions continue to be challenging for many of our government and commercial markets, as economic growth in many countries, particularly in parts of Latin America and in other emerging markets, has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain counterparties of ours and many of our customers remain dependent on government grants to fund purchases of our products and services. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that continue to impact worldwide markets. The length of time these adverse economic and political conditions may persist is unknown. These global economic and political conditions have impacted and could continue to impact our business, financial condition, results of operations, and cash flows in a number of ways, including:
•Requests by Customers for Vendor Financing by Motorola Solutions: Certain customers of ours, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases and/or the provision of solutions and services, particularly as the size and length of these types of contracts increases and as we increase our business in developing countries. Requests for vendor financing continue to increase in volume and scope, including in response to reduced tax revenue at the state and local government level and ongoing tightening of credit for certain commercial customers. Motorola Solutions has continued to provide vendor financing to both our government and commercial customers. We have been faced with and expect to continue to be faced with choosing between further increasing our level of vendor financing or potentially losing sales, as some of our competitors, particularly those in Asia, have been more willing to provide vendor financing to customers around the world, particularly customers in Africa and Latin America. To the extent we are unable to sell these receivables on terms acceptable to us we may retain exposure to the credit quality of our customers who we finance.
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
All information technology systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyber attack, cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war, insider trading, and telecommunication failures. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain customers of ours, we face additional risk as a target of sophisticated attacks aimed at compromising both our Company’s and our customers’ sensitive information and intellectual property, through means referred to as advanced persistent threats. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. While we employ a number of countermeasures and security controls, including training and audits and utilization of commercial information security threat sharing networks to protect against such attacks, we, along with the industry, have experienced a gradual and steady increase in the sophistication of these threats, most noticeably through well-crafted social engineering and phishing attempts. We cannot guarantee that all threat attempts will be successfully thwarted even with these countermeasures and we are therefore investing more in detection and response capabilities to minimize potential impacts. Further, we are dependent, in certain instances, upon our outsourced business partners, suppliers, and customers to adequately protect our IT systems and those IT systems that we manage for our customers. In addition, some of our customers are exploring broadband solutions that use public carrier networks on which our solutions would operate. We do not have direct oversight or influence over how public carrier networks manage the security, quality, or resiliency of their networks, and because they are an attractive high value target due to their role in critical infrastructure, they expose customers to an elevated risk over our private networks.
Our Company outsources certain business operations, including, but not limited to IT, HR information systems, manufacturing, repair, distribution and engineering services. These arrangements are governed by various contracts and agreements which reference and mandate Company and international standards of information protection, as appropriate. In addition, we maintain certain networked equipment at customer locations and are reliant on those customers to protect and maintain that equipment. The “attack surface” for us to protect against our adversaries is thus often extended to these partners and customers, as well as our suppliers, and we have some dependency upon their cyber security capabilities as well as their willingness to exchange threat and response information with us
A cyber attack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in the unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. In addition, there has been a sharp increase in laws in Europe, the U.S. and elsewhere, imposing requirements for the handling of personal data, including data of employees, consumers and business contacts, as well as imposing requirements for remediation action, including specific timing and method of notification. There is a risk that our Company, directly or as the result of some third-party service provider we use, could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, retention or disposal of such personal data, and therefore subject us to fines or other sanctions. The European Courts invalidation of Safe Harbor as a mechanism to legitimize cross border data flows increases the risk that our Company, directly or through some third-party service provider that we use, may inappropriately transfer EU personal data. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.
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
We have sizable sales and operations in Canada and our Europe, Middle East and Africa, Asia, and Latin America regions.
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
Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum is allocated to wireless services and specifically to public safety users. The growth of public safety broadband communications systems may be affected: (i) by regulations relating to the access to allocated spectrum for public safety users, (ii) if adequate frequencies are not allocated, or (iii) if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by new licensing fees required to use frequencies.
The U.S. leads the world in allocating spectrum to enable wireless communications including LTE. Other countries have also allocated spectrum to allow deployment of these and other technologies. This changing landscape may introduce new competition and new opportunities for us.
MSI’s opportunities to sell LTE equipment and related software and services in the U.S will be substantially impacted by: (1) AT&T's success in satisfying contract requirements and milestones, including, among others, subscriber adoption rate, mandatory payments to FirstNet, and coverage and (2) fiscal, public, and regulatory policies and/or special interest politics that risk delaying deployment.
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
We plan to continue to expand our solutions and services business by offering additional and expanded managed services for existing and new types of customers, such as designing, building, operating, managing and in some cases owning a public- safety system or other commercial system. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multiyear projects.
Additionally, our managed services business will be expanded to include the hosting of software applications. This allows the customers to “consume” the software “as a service” and avoid the costs and complexities of acquiring and operating the software.
•We may recognize revenue over time as a services offering, rather than at a point in time as with a traditional equipment sale, which will extend revenue recognition over the length of the services contracts, which may be several years.
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
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies, including for some of our critical components, are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products or services increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies, including as a result of having to move to an alternative source, that could have a negative impact on our business as a result of increased cost or delay in or inability to deliver our products. This risk may increase as a result of consolidation of certain suppliers of ours. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. In addition, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
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
We have a worldwide, perpetual and royalty-free license from MTH to use the Motorola Marks as part of our corporate name and in connection with the manufacture, sale, and marketing of our current products and services. The license of the Motorola Marks is important to us because of the reputation of the Motorola brand for our products and services. There are risks associated with both Motorola Mobility and the Company using the Motorola Marks and with this loss of ownership. As both Motorola Mobility and the Company will be using the Motorola Marks, confusion could arise in the market, including customer confusion regarding the products offered by and the actions of the two companies. Motorola Mobility was acquired by Lenovo in 2014, which resulted in Lenovo having effective control over the Motorola Marks. This risk could increase as both Motorola Mobility's and our products continue to converge. This risk could increase under Lenovo's control if they expand their use of the Motorola Marks. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other. In addition, because our license of the Motorola Marks will be limited to products and services within our specified fields of use, we will not be permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility, which is now controlled by Lenovo. In the event that we desire to expand our business into any other fields of use, we may need to do so with a brand other than the Motorola brand. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as Motorola Mobility's and our products continue to converge and if our business expands into other fields of use. In addition, we could lose our rights to use the Motorola Marks if we do not comply with the terms of the license agreement. Such a loss could negatively affect our business, results of operations and financial condition. Furthermore, MTH has the right to license the brand to third- parties and either Motorola Mobility or licensed third-parties may use the brand in ways that make the brand less attractive for customers of Motorola Solutions, creating increased risk that Motorola Solutions may need to develop an alternate or additional brand. In 2013 Motorola Mobility modified certain Motorola Marks used by the Company. Motorola Mobility may require the Company to adopt the use of the modified Motorola Marks, which would result in the Company incurring the costs of rebranding.
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
Our customers and suppliers are located throughout the world. In 2017, approximately 42% percent of our revenue was generated outside the U.S. In addition, we have a number of research and development, administrative and sales facilities outside the U.S. and more than 54% of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and most of our products are manufactured outside the U.S., both internally and by third-parties.
Because we have sizable sales and operations, including outsourcing and procurement arrangements, outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards, consumer and intellectual property and consumer protection, (iv) longer payment cycles, (v) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations, (vi) changes in foreign exchange regulations, (vii) challenges in collecting accounts receivable, (viii) cultural and language differences, (ix) employment regulations and local labor conditions, (x) privacy and data protection regulations and restrictions, (xi) difficulties protecting intellectual property in foreign countries, (xii) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts and terrorism, (xiii) natural disasters, (xiv) public health issues or outbreaks,(xv) changes in laws or regulations that negatively impact benefits being received by us or that require costly modifications in products sold or operations performed in such countries, (xvi) litigation in foreign court systems and foreign enforcement or administrative proceedings, and (xvii) applicability of anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act.
We have a number of employees, contractors, representatives and agents in, and sell our products and services throughout, the Middle East and our operations, as well as demand for our products and services, could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts, hostility against U.S.-based multinational companies and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain products of ours.
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
Many of our components and some of our products, including software, are developed and/or manufactured by third- parties and in some cases designed by third-parties and if such third-parties lack sufficient quality control, change the design of components or if there are significant changes in the financial or business condition of such third-parties, it may have a negative impact on our business.
We rely on third-parties to develop and/or manufacture many of our components and some of our finished products, and to design certain components and finished products, as well as provide us with software necessary for the operation of those products and we may increase our reliance on such third-parties in the future. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, or deliver products, services or software that do not meet regulatory or industry standards or requirements, (iii) if there are significant changes in the financial or business condition of such third-parties, or (iv) if we have difficulties transitioning operations to such third-parties.
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
The markets for certain products of ours are characterized by changing technologies and evolving industry standards. In some cases it is unclear what specific technology will be adopted in the market or what delivery model will prevail, including whether public safety LTE will be delivered via private networks, public carriers or some combination thereof. In addition, new technologies such as voice over LTE or push-to-talk clients over LTE could reduce sales of our traditional products. The shift to smart public safety and the prevalence of data in our customer’s use cases results in our competing in a more fragmented marketplace. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from non-traditional suppliers, including public carriers, telecom equipment providers, consumer device manufacturers and software companies. New products are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in certain cases or as we increase our reliance on third-party content and technology. Our success depends, in substantial part, on the timely and successful introduction of new products, upgrades and enhancements of current products to comply with emerging industry standards, laws and regulations, such as China's proprietary technology, PDT, and to address competing technological and product developments carried out by our competitors. Developing new technologies to compete in a specific market may not be financially viable, resulting in our inability to compete in that market. The R&D of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
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
Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers, particularly in light of the mission-critical nature of our communications products. Such pre-shipment and post- shipment quality issues can have legal, financial and reputational ramifications, including: (i) delays in the recognition of revenue, loss of revenue or future orders, (ii) customer-imposed penalties for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our goodwill and brand name reputation.
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
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, (ii) risks associated with integrating financial reporting and internal control systems, (iii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (iv) the risk that our contractual relationships or the markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (v) the potential loss of key employees of the acquired businesses, (vi) the risk of diverting the attention of senior management from our operations, (vii) the risks of entering new markets in which we have limited experience, (viii) difficulties in integrating information technology systems and other business processes to accommodate the acquired businesses, (ix) challenges in integrating acquired businesses to create the operating platform for public safety and (x) future impairments of goodwill of an acquired business. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
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
Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of cash payments for their ownership interest, particularly in the case of founders and other shareholder employees, or as a result of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional retention incentives, but it may still be difficult to retain certain key employees.
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
Over the last several years we have spun-off or sold a number of large businesses, including Motorola Mobility, our Networks business and our Enterprise business. In connection with our divestitures we typically remain liable for certain pre- closing liabilities associated with the divested business, such as pension liabilities, taxes, employment, environmental liabilities and litigation. In addition, although we often assign contracts associated with the divested business to a buyer in a divestiture, often that assignment will be subject to the consent of the contractual counterparty, which may not be obtained or may be conditioned, resulting in the company remaining liable under the contract. In connection with our divestitures we make representations and warranties and agree to covenants relating to the business divested. We remain liable for a period of time for breaches of representations, warranties and covenants and we also indemnify buyers in the event of such breaches and for other specific risks. Even though we establish reserves for any expected ongoing liability associated with divested businesses, those reserves may not be sufficient if unexpected liabilities arise and this could negatively impact our financial condition and future results of operations.
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
In addition, our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them. These demands stem from the increasing trend of the non-practicing entities that engage in patent enforcement and litigation targeting the end users of our products. End users are targeted so the non- practicing entities can seek royalties and litigation judgments in proportion to the value of the use of our products, rather than in proportion to the cost of our products. Such demands can amount to many times the selling price of our products.
Our patent and other intellectual property rights are important competitive tools and may generate income under license agreements. We regard our intellectual property as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third-party to obtain and use our proprietary information or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third- parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our financial results.
As we expand our business, including through acquisitions, and compete with new competitors in new markets, the breadth and strength of our intellectual property portfolio in those new markets may not be as developed as in our longer- standing businesses. This may expose us to a heightened risk of litigation and other challenges from competitors in these new markets. Further, competitors may be able to negotiate significantly more favorable terms for licensed intellectual property than we are able to, which puts them at a competitive advantage.
We may not have the ability to settle the principal amount of the $1 billion of 2% Senior Convertible Notes (the "Senior Convertible Notes") in cash in the event of conversion or to repurchase the Senior Convertible Notes upon the occurrence of a fundamental change, which could have a material effect on our reported financial results.
Our Senior Convertible Notes are convertible any time. In the event of conversion, the Company currently intends to settle the principal amount of the Senior Convertible Notes in cash.
Under certain circumstances, convertible debt instruments (such as the Senior Convertible Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Senior Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Senior Convertible Notes exceeds their principal amount. Under the treasury stock method the number of shares outstanding for purposes of calculating diluted earnings per share includes the number of shares that would be required to settle the excess of the conversion value of the Senior Convertible Notes, if any, over the principal amounts of the Senior Convertible Notes (which would be settled in cash). The conversion value of the Senior Convertible Notes will exceed the principal amount of the notes to the extent the trading price of a share of our stock exceeds the effective conversion price as of the conversion date.
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
Following any conclusion that we no longer have the ability to settle the Senior Convertible Notes in cash, we will be required on a going forward basis to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share will most likely be significantly lower under the if-converted method as compared to the treasury stock method.
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
We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our provision for income taxes and cash tax liability may be negatively impacted by: (i) changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, (ii) changes in tax laws and accounting principles, (iii) changes in the valuation of our deferred tax assets and liabilities, (iv) failure to meet commitments under tax incentive agreements, (v) discovery of new information during the course of tax return preparation, (vi) increases in nondeductible expenses, or (vii) difficulties in repatriating cash held abroad in a tax- efficient manner.
As of December 22, 2017 the U.S. enacted wide-sweeping tax law changes that will impact our provision for income taxes. Certain provisions included in the legislation, primarily related to the taxation of non-U.S. income, do not contain sufficient details for us to determine the specific financial impact on the Company in future years. The future guidance or interpretations of the new law could result in an increase to our U.S. tax liability and a resulting negative impact on our future operating results.
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
Competition for key technical personnel in high-technology industries is intense. As we expand our solutions and services business, we now have increased demand for technical personnel in areas like software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel, which could have a negative impact on our business. In addition, as we have divested businesses and restructured our operations we have, in some cases, had to layoff engineers and other highly skilled employees. If these employees were to go to work for our competitors it could have a negative impact on our business.
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
Laws focused on: (i) the energy efficiency of electronic products and accessories, (ii) recycling of both electronic products and packaging, (iii) reducing or eliminating certain hazardous substances in electronic products, and (iv) the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries and other aspects of our products are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and if the origin of these materials were from the DRC or an adjoining country. If the minerals originated from the DRC or an adjoining country then a company must disclose the measures it has taken to exercise due diligence and chain of custody to prevent the sourcing of such minerals that have been found to be financing conflict in the DRC. There is a limited pool of suppliers who can provide verifiable DRC Conflict Free components and parts, particularly since our supply chain is complex. As a result, we may be required to publicly disclose that we are not currently able to determine if the products we manufactured in 2017 are DRC Conflict Free. For future reporting years, if the industry systems that we are relying on are not mature enough for us to make a definitive Conflict Free determination, we may have to declare our products as “not found to be DRC conflict free,” or such other definitional standard as determined by the SEC and/or the judicial system and we may face reputational challenges with our customers, other stockholders and the activist community as a result. In addition, the European Union has passed conflict minerals legislation which may have an impact on our reporting obligations and compliance programs in Europe.
Any system or network disruption could have negative impact on our operations, sales and operating results.
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
As of December 31, 2017, we: (i) owned 2 facilities (manufacturing and office), both of which were located in Europe, (ii) leased 203 facilities, 105 of which were located in North America and South America and 98 of which were located in other countries and (iii) primarily utilized three major facilities for the manufacturing and distribution of our products, located in: Penang, Malaysia; Elgin, Illinois; and Berlin, Germany. Motorola Solutions sold its Penang, Malaysia facility and manufacturing operations to Sanmina Corporation ("Sanmina") on February 1, 2016.
We generally consider the productive capacity of our manufacturing facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.
In 2017, approximately 35% of our products were manufactured in Illinois and approximately 60% of our products were manufactured in Penang. We rely on third-party providers in order to enhance our ability to lower costs and deliver products that meet demand. If manufacturing in Malaysia or Illinois were disrupted, our overall productive capacity could be significantly reduced.
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
Item 4: Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following are the persons who were the executive officers of Motorola Solutions, their ages, and their current titles as of February 16, 2018 and the positions they have held during the last five years with the Company:
Gregory Q. Brown; age 57; Chairman and Chief Executive Officer since May 3, 2011.
Gino A. Bonanotte; age 53; Executive Vice President and Chief Financial Officer since November 13, 2013; Corporate Vice President and Acting Chief Financial Officer from August 2013 to November 2013; and Corporate Vice President, Finance, Sales and Field Operations, from October 2012 to August 2013.
Bruce W. Brda; age 55; Executive Vice President, Products and Solutions since July 24, 2017; Executive Vice President, Products & Services from January 2016 to July 2017; Executive Vice President, Systems & Products from May 2015 to January 2016; Senior Vice President, Systems & Products from December 2014 to May 2015; Senior Vice President, Government Solutions from March 2014 to December 2014; and Senior Vice President, Global Solutions & Services from January 2013 to March 2014.
Mark S. Hacker; age 46; Executive Vice President, General Counsel and Chief Administrative Officer since January 21, 2015; Senior Vice President and General Counsel from June 2013 to January 2015; and Corporate Vice President, Law, Sales and Product Operations, International and Legal Operations from January 2013 to June 2013.
John P. "Jack" Molloy; age 46; Executive Vice President, Worldwide Sales and Services since July 24, 2017; Executive Vice President, Worldwide Sales from January 2016 to July 2017; Executive Vice President, Americas Sales & Services from November 2015 to January 2016; Senior Vice President, The Americas Sales & Marketing from September 2015 to November 2015; Senior Vice President, North America Sales from January 2014 to August 2015; Corporate Vice President, Central US & Canada and NA Energy Market from January 2013 to December 2013.
John K. Wozniak; age 46; Corporate Vice President and Chief Accounting Officer since November 3, 2009.

The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2018 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange. The number of stockholders of record of its common stock on February 2, 2018 was 28,697.
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2018 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data.’’
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
09/28/17 to 10/25/17	—	N/A	—	$1,833,468,345
10/26/17 to 11/22/17	749,423	$91.59	749,423	$1,770,826,834
11/23/17 to 12/27/17	610,029	$92.39	610,029	$1,708,468,411
Total	1,359,452	$91.95	1,359,452

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)
Through a series of actions, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2017, the Company had used approximately $12.3 billion, including transaction costs, to repurchase shares.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2012 and reflects the payment of dividends.

Item 6: Selected Financial Data

	Years Ended December 31
(In millions, except per share amounts)	2017	2016	2015	2014	2013
Operating Results
Net sales	$6,380	$6,038	$5,695	$5,881	$6,227
Operating earnings (loss)	1,282	1,067	994	(1,006)	947
Earnings (loss) from continuing operations, net of tax*	(155)	560	640	(697)	933
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share*	$(0.95)	$3.24	$3.17	$(2.84)	$3.45
Earnings (loss) per diluted common share*	(0.95)	3.24	3.02	5.29	4.06
Diluted weighted average common shares outstanding (in millions)	162.9	173.1	201.8	245.6	270.5
Dividends declared per share	$1.93	$1.70	$1.43	$1.30	$1.14
Balance Sheet
Total assets	$8,208	$8,463	$8,346	$10,423	$11,851
Total debt	4,471	4,396	4,349	3,400	2,461
Other Data
Capital expenditures	$227	$271	$175	$181	$169
% of sales	3.6%	4.5%	3.1%	3.1%	2.7%
Research and development expenditures	$568	$553	$620	$681	$761
% of sales	8.9%	9.2%	10.9%	11.6%	12.2%
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2017 and 2016 and results of operations for each of the three years in the period ended December 31, 2017. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety, and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 15,000 employees worldwide based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2017, the segment’s net sales were $3.8 billion, representing 59% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services and SaaS offerings are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In 2017, the segment’s net sales were $2.6 billion, representing 41% of our consolidated net sales.
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
Focus on Managed & Support Services and Software: Services continues to grow at a faster rate than the Products segment, driven by acquisitions as well as growth in Managed & Support services absent of acquisitions. While Services generally have lower gross margins than our Products segment, we expect revenue growth will continue to drive operating margin expansion. During the year ended December 31, 2017, our Services segment grew by 9%.
In addition, we continue to invest in software through internal development and strategic acquisitions, as our customers increasingly demand expanded technology solutions that are delivered via software and related services. This includes mobile applications and software in the Command Center that provide enhanced capabilities such as analytics and predictive intelligence. In some cases, government funding or mandates help drive this software expansion, such as Next Generation 9-1-1 funding in the United States, and Public Safety LTE investment in the United States, United Kingdom, and other countries. This evolving trend provides a growth opportunity for us.
Recent Developments
On February 1, 2018, we announced our intention to purchase Avigilon Corporation, a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions for a purchase price of approximately $1.3 billion Canadian dollars. The acquisition is expected to be completed in the second quarter of 2018.
On July 28, 2017, we announced our intention to purchase Plant Holdings, Inc., the parent company of Airbus DS Communications. This acquisition will expand our software portfolio in the Command Center with additional solutions for Next Generation 9-1-1. The acquisition is expected to be completed in the first quarter of 2018.

Recent Changes to U.S. Tax Law
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.
As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, we have recorded incremental income tax expense in the amount of $874 million associated with the Tax Act during the year ended December 31, 2017.
Change in Presentation
During the first quarter of 2017, we restructured our regions to combine the North America and Latin America regions into one region which is now reflected as the Americas. Accordingly, we now report net sales in the following three geographic regions: the Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("AP"). We have updated all periods presented to reflect this change in presentation.
2017 financial results

•	Ended 2017 with a record backlog position of $9.6 billion, up 15% compared to 2016

•	Net sales were $6.4 billion in 2017 compared to $6.0 billion in 2016 and grew in every region

•	Operating earnings were $1.3 billion in 2017, compared to $1.1 billion in 2016

•	Recorded an $874 million tax expense due to U.S. tax reform

•	Loss from continuing operations was $155 million, or $0.95 per diluted common share in 2017, compared to earnings of $560 million, or $3.24 per diluted common share in 2016

•	Operating cash flow increased $181 million to $1.3 billion in 2017

•	Returned $790 million of capital in the form of $483 million in share repurchases and $307 million in dividends in 2017 and invested $298 million in acquisitions

•	Increased our quarterly dividend by 11% to $0.52 per share in November 2017
Financial results for our two segments in 2017

•
In the Products segment, net sales were $3.8 billion in 2017, an increase of $123 million, or 3%, compared to $3.6 billion in 2016. On a geographic basis, net sales increased in every region, compared to 2016. Operating earnings were $914 million in 2017, compared to $734 million in 2016. Operating margin increased in 2017 to 24.2% from 20.1% in 2016.

•
In the Services segment, net sales were $2.6 billion in 2017, an increase of $219 million, or 9%, compared to $2.4 billion in 2016. On a geographic basis, net sales increased in every region, compared to 2016. Managed & Support services grew 12% primarily driven by the acquisitions of Airwave, Spillman Technologies, Interexport and Kodiak Networks. Operating earnings were $368 million in 2017, compared to $333 million in 2016. Operating margin increased in 2017 to 14.1% from 13.9% in 2016.

Looking Forward
Entering 2018, we believe we are well-positioned to compete moving forward. We have a broad, compelling products and services portfolio specifically tailored for our mission-critical communications customer base that spans many layers of governments, public safety, and first responders, as well as commercial and industrial customers in a number of key verticals. As we add new products, features, and software upgrades, we ensure our solutions are interoperable and backward-compatible, enabling customers to confidently invest for their future needs while allowing them to utilize their prior investment in our technology.
Supplementing our traditional core business is our investment in our Managed & Support services business and software solutions in the Command Center. As communication networks have become increasingly complex, software-centric, and data-driven, we have shifted our offerings to align with this technology trend in serving our customers. We expect to continue to see growing demand for our Managed & Support services going forward. These services offerings help customers manage, support, and upgrade their networks as well as utilize features, applications, and data in new ways, including predictive policing, proactive support, or smarter response strategies. We expect our overall revenue mix to continue to shift towards software and services over time. We expanded our software solutions and services portfolios in 2017 with the acquisitions of Kodiak Networks and Interexport, respectively.

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
We remain committed to driving shareholder value with revenue growth, operating leverage, cash flow generation, and efficient capital deployment. Our framework for efficient capital deployment of cash flow from operations consists of approximately: (i) 50% for acquisitions or share repurchases, (ii) 30% for dividends, and (iii) 20% for investments in the business through capital expenditures. We expect to continue a balanced approach in allocating capital through this framework. Our share repurchase program has approximately $1.7 billion of authority available as of December 31, 2017.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2017	% of Sales **	2016	% of Sales **	2015	% of Sales **
Net sales from products	$3,772		$3,649		$3,676
Net sales from services	2,608		2,389		2,019
Net sales	6,380		6,038		5,695
Costs of product sales	1,686	44.7%	1,649	45.2%	1,625	44.2%
Costs of services sales	1,670	64.0%	1,520	63.6%	1,351	66.9%
Costs of sales	3,356	52.6%	3,169	52.5%	2,976	52.3%
Gross margin	3,024	47.4%	2,869	47.5%	2,719	47.7%
Selling, general and administrative expenses	979	15.3%	1,000	16.6%	1,021	17.9%
Research and development expenditures	568	8.9%	553	9.2%	620	10.9%
Other charges	195	3.1%	249	4.1%	84	1.5%
Operating earnings	1,282	20.1%	1,067	17.7%	994	17.5%
Other income (expense):
Interest expense, net	(201)	(3.2)%	(205)	(3.4)%	(173)	(3.0)%
Gains (losses) on sales of investments and businesses, net	3	—%	(6)	(0.1)%	107	1.9%
Other	(8)	(0.1)%	(12)	(0.2)%	(11)	(0.2)%
Total other expense	(206)	(3.2)%	(223)	(3.7)%	(77)	(1.4)%
Earnings from continuing operations before income taxes	1,076	16.9%	844	14.0%	917	16.1%
Income tax expense	1,227	19.2%	282	4.7%	274	4.8%
Earnings (loss) from continuing operations	(151)	(2.4)%	562	9.3%	643	11.3%
Less: Earnings attributable to noncontrolling interests	4	0.1%	2	—%	3	0.1%
Earnings (loss) from continuing operations*	(155)	(2.4)%	560	9.3%	640	11.2%
Loss from discontinued operations, net of tax	—	—%	—	—%	(30)	(0.5)%
Net earnings (loss)*	$(155)	(2.4)%	$560	9.3%	$610	10.7%
Earnings (loss) per diluted common share*:
Continuing operations	$(0.95)		$3.24		$3.17
Discontinued operations	—		—		(0.15)
Earnings per diluted common share*	$(0.95)		$3.24		$3.02
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.
Geographic Market Sales by Locale of End Customer

	2017	2016	2015
Americas	68%	68%	71%
EMEA	21%	21%	17%
AP	11%	11%	12%
	100%	100%	100%

Results of Operations—2017 Compared to 2016
Net Sales
Net sales were $6.4 billion in 2017, up $342 million, or 6%, compared to $6.0 billion in 2016, reflecting solid demand across the globe for our products and services. The increase in net sales is reflective of Products and Services growth in every region. Within the Products segment, Systems net sales increased in the Americas, while Devices net sales increased in every region. Services net sales increased, driven by the acquisitions of Airwave, Interexport, Spillman Technologies and Kodiak Networks and growth in Managed & Support and Integration services, absent of acquisitions.
Gross Margin
Gross margin was $3.0 billion, or 47.4% of net sales in 2017, compared to $2.9 billion, or 47.5% of net sales in 2016.
Selling, General and Administrative Expenses
SG&A expenses decreased 2% to $979 million, or 15.3% of net sales in 2017, compared to $1.0 billion, or 16.6% of net sales in 2016. The decrease in SG&A expenditures is primarily due to cost saving initiatives, partially offset by expenses associated with acquired businesses.
Research and Development Expenditures
R&D expenditures increased 3% to $568 million, or 8.9% of net sales in 2017, compared to $553 million, or 9.2% of net sales in 2016. The increase in R&D expenditures is primarily due to increased expenses associated with acquired businesses.
Other Charges
We recorded net other charges of $195 million in 2017, compared to net charges of $249 million in 2016. The charges in 2017 included: (i) $151 million of charges relating to the amortization of intangibles, (ii) $48 million of losses on settlements within a non-U.S. pension plan, (iii) $33 million of net reorganization of business charges, (iv) $9 million of asset impairments, and (v) $1 million of charges for acquisition related transaction fees, partially offset by a $47 million gain on legal settlements. The charges in 2016 included: (i) $113 million of charges relating to the amortization of intangibles, (ii) $97 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment of our corporate aircraft, (iii) $26 million of losses on settlements within a non-U.S. pension plan, and (iv) $13 million of transaction fees on the acquisition of Airwave. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $201 million in 2017 compared to $205 million in 2016. The decrease in net interest expense in 2017 compared to 2016 was a result of lower outstanding debt throughout 2017, due to the $675 million term loan outstanding throughout 2016, which was repaid at the end of 2016.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $3 million in 2017, compared to net losses on sales of investments and businesses of $6 million in 2016. The net gains in 2017 were primarily related to the sales of various equity investments. The net losses in 2016 consisted primarily of a $19 million loss on the sale of an investment in United Kingdom treasury securities and a $7 million loss from the sale of our Malaysia manufacturing operations, partially offset by $20 million of gains on the sales of equity investments.
Other
Net Other expense was $8 million in 2017, compared to $12 million in 2016. The net Other expense in 2017 was primarily comprised of a $31 million foreign currency loss, partially offset by: (i) a $15 million gain on derivative instruments, (ii) $7 million of other non-operating gains and (iii) a $1 million gain on equity method investments. The net Other expense in 2016 was primarily comprised of: (i) a $56 million loss on derivative instruments, (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave, (iii) a $4 million investment impairment, and (iv) a $2 million loss on the extinguishment of long-term debt, partially offset by: (i) a $46 million foreign currency gain, (ii) $9 million of other non-operating gains, and (iii) $5 million gain on equity method investments.
Effective Tax Rate
We recorded $1.2 billion of net tax expense in 2017, an increase of $945 million compared to $282 million of net tax expense in 2016, or an effective tax rate of 33%. As a result of the Tax Act, we recorded $874 million of non-recurring charges during 2017, primarily related to a valuation allowance of $471 million against U.S. foreign tax credit carryforwards and income tax expense of $366 million from the remeasurement of our deferred tax balances at the lower federal tax rate of 21%. Excluding the income tax effects from the Tax Act, our effective tax rate was lower than the current U.S. federal statutory rate of 35%.
Our effective tax rate in 2016 was lower than the U.S. statutory tax rate of 35% primarily due to lower tax rates on non-U.S. income.
Our effective tax rate will change from period to period based on non-recurring events, such as the settlement of income tax audits, changes in valuation allowances, changes in tax laws, and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income and effects of various global income tax strategies.

Earnings (Loss) from Continuing Operations Attributable to Motorola Solutions, Inc.
After taxes, we had a loss from continuing operations attributable to Motorola Solutions, Inc. of $155 million, or $0.95 per diluted share, in 2017, compared to earnings of $560 million, or $3.24 per diluted share, in 2016.
The decrease in earnings from continuing operations in 2017, as compared to 2016, was driven by an increase in income tax expense primarily related to an $874 million charge for the implementation of the Tax Act.
Results of Operations—2016 Compared to 2015
Net Sales
Net sales were $6.0 billion in 2016, up $343 million, or 6%, compared to $5.7 billion in 2015. The increase in net sales is reflective of growth in every region. EMEA grew on Services sales, partially offset by lower Products sales. The increase in EMEA Services sales was due to expansion of our Managed & Support services, primarily from the acquisition of Airwave which provided $462 million of net sales during the year ended December 31, 2016. The Americas grew on Products sales, partially offset by lower Services sales. The decrease in the Americas Services sales was primarily due to macroeconomic pressures in Latin America. AP grew on both Services and Products sales.
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
Other Charges
We recorded net other charges of $249 million in 2016, compared to net charges of $84 million in 2015. The charges in 2016 included: (i) $113 million of charges relating to the amortization of intangibles, (ii) $97 million of net reorganization of business charges, including a $17 million building impairment and a $3 million impairment on our corporate aircraft, (iii) $26 million of losses on settlements within a non-U.S. pension plan, and (iv) $13 million of transaction fees on the acquisition of Airwave. The charges in 2015 included: (i) $108 million of net reorganization of business charges, including a $31 million impairment of our corporate aircraft which was sold and (ii) $8 million of charges relating to the amortization of intangibles, partially offset by a $32 million non-U.S. pension curtailment gain. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.
Net Interest Expense
Net interest expense was $205 million in 2016 compared to $173 million in 2015. The increase in net interest expense in 2016 compared to 2015 was a result of higher outstanding debt balances throughout 2016.
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
Other
Net Other expense was $12 million in 2016, compared to $11 million in 2015. The net Other expense in 2016 was primarily comprised of: (i) a $56 million loss on derivative instruments, (ii) a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave, (iii) a $4 million investment impairment, and (iv) a $2 million loss on the extinguishment of long-term debt, partially offset by: (i) a $46 million foreign currency gain, (ii) $9 million of other non-operating gains, and (iii) a $5 million gain on equity method investments. The net Other expense in 2015 was primarily comprised of: (i) a $23 million foreign currency loss and (ii) a $6 million investment impairment, partially offset by: (i) a $7 million gain on derivative instruments, (ii) a $6 million gain on equity method investments, and (iii) $5 million of other non-operating gains.
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
Segment Information
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” of our consolidated financial statements. Net sales and operating results for our two segments for 2017, 2016, and 2015 are presented below.
Products Segment
The Products segment’s net sales represented 59% of our consolidated net sales in 2017, compared to 60% in 2016 and 65% in 2015.

	Years ended December 31			Percent Change
(Dollars in millions)	2017	2016	2015	2017—2016	2016—2015
Segment net sales	$3,772	$3,649	$3,676	3%	(1)%
Operating earnings (loss)	914	734	704	25%	4%

Segment Results—2017 Compared to 2016
The segment’s net sales increased $123 million, or 3%, to $3.8 billion in 2017, as compared to $3.6 billion in 2016. On a geographic basis, net sales increased in every region in 2017, compared to 2016. Devices net sales increased in every region while Systems net sales increased in the Americas partially offset by decreases in EMEA and AP. The segment's backlog was $1.9 billion at December 31, 2017 and $1.5 billion at December 31, 2016.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in both 2017 and 2016.
The segment had operating earnings of $914 million in 2017, compared to $734 million in 2016. The increase in operating earnings in 2017 compared to 2016 was driven primarily by higher net sales and lower SG&A expenses, R&D expenditures, and Other charges.
Segment Results—2016 Compared to 2015
The segment’s net sales decreased $27 million, or 1%, to $3.6 billion in 2016, as compared to $3.7 billion in 2015. The decrease in the segment's net sales was primarily driven by a decrease in global Systems sales and unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP, partially offset by growth in Devices in the Americas and AP. On a geographic basis, net sales decreased in EMEA and increased in the Americas and AP in 2016, compared to 2015. The segment's backlog was $1.5 billion at December 31, 2016 and $1.2 billion at December 31, 2015.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in 2016, up from 73% of the segment’s net sales in 2015.
The segment had operating earnings of $734 million in 2016, compared to $704 million in 2015. The increase in operating earnings in 2016 compared to 2015 was driven primarily by: (i) lower SG&A and R&D expenditures as a result of cost savings initiatives including headcount reductions, partially offset by an increase in Other charges.

Services Segment
The Services segment’s net sales represented 41% of our consolidated net sales in 2017, compared to 40% in 2016 and 35% in 2015.

	Years ended December 31			Percent Change
(Dollars in millions)	2017	2016	2015	2017—2016	2016—2015
Segment net sales	$2,608	$2,389	$2,019	9%	18%
Operating earnings (loss)	368	333	290	11%	15%

Segment Results—2017 Compared to 2016
The segment’s net sales increased $219 million, or 9%, to $2.6 billion in 2017, as compared to $2.4 billion in 2016. The increase in the segment's net sales was driven by growth in Managed & Support services and Integration services absent of acquisitions and the acquisitions of Interexport, Airwave, Spillman Technologies and Kodiak Networks. The net sales increase in the Americas was driven by Managed & Support services absent of acquisitions and the acquisitions of Interexport, Spillman Technologies and Kodiak Networks. The net sales increase in EMEA was driven by the acquisition of Airwave and growth in both Managed & Support services and Integration services absent of acquisitions. The net sales increase in AP was driven by growth in Integration services. The segment's backlog was $7.7 billion at December 31, 2017 and $6.9 billion at December 31, 2016.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 59% of the segment’s net sales in 2017, up from 58% of the segment’s net sales in 2016.
The segment had operating earnings of $368 million in 2017 compared to $333 million in 2016. The increase in operating earnings in 2017 compared to 2016 was driven primarily by higher net sales, partially offset by operating expenses related to acquisitions.
Segment Results—2016 Compared to 2015
The segment’s net sales increased $370 million, or 18%, to $2.4 billion in 2016, as compared to $2.0 billion in 2015. The increase in the segment's net sales was primarily driven by higher Managed & Support services sales from both the acquisition of Airwave and absent of acquisitions. The acquisition of Airwave provided $462 million of net sales within EMEA during the year ended December 31, 2016, while the Managed & Support services business absent of acquisitions grew in the Americas and AP. This sales growth was partially offset by: (i) a decrease in Integration services sales, with a significant decrease in EMEA related to the winding down of a large system implementation, (ii) declining iDEN services sales in the Americas, and (iii) the effect of unfavorable foreign exchange rates with a strengthening U.S. dollar in EMEA, Latin America, and AP. On a geographic basis, net sales increased in EMEA and AP and decreased in the Americas in 2016, compared to 2015. The segment's backlog was $6.9 billion at December 31, 2016 and $5.2 billion at December 31, 2015. The increase in the segment's backlog in 2016 compared to 2015 was driven in part by $1.2 billion from the acquisition of Airwave.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in 2016, down from 69% of the segment’s net sales in 2015.
The segment had operating earnings of $333 million in 2016 compared to $290 million in 2015. The increase in operating earnings in 2016 compared to 2015 was driven primarily by: (i) increased sales volume generating higher gross margin on our Managed & Support services, primarily in EMEA due to the acquisition of Airwave, and (ii) lower SG&A expenditures due to cost savings initiatives, including headcount reductions, partially offset by an increase in Other charges, including $105 million of intangible amortization expense, primarily associated with the Airwave acquisition.

Reorganization of Businesses
In 2017, we recorded net reorganization of business charges of $42 million relating to the separation of 400 employees, of which 300 were indirect employees and 100 were direct employees. The $42 million of charges included $9 million recorded to Cost of sales and $33 million recorded to Other charges. Included in the aggregate $42 million are charges of $43 million for employee separation costs and $8 million for exit costs, partially offset by $9 million of reversals for accruals no longer needed.
During 2016, we recorded net reorganization of business charges of $140 million relating to the separation of 1,300 employees, of which 900 were indirect employees and 400 were direct employees. The $140 million of charges included $43 million recorded to Cost of sales and $97 million recorded to Other charges. Included in the aggregate $140 million are charges of: (i) $120 million for employee separation costs, (ii) $20 million for impairments, including $17 million for a building impairment and $3 million for the impairment of corporate aircraft, and (iii) $5 million for exit costs, partially offset by $5 million of reversals for accruals no longer needed.
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
The following table displays the net charges incurred by business segment:

Years ended December 31	2017	2016	2015
Products	$31	$106	$84
Services	11	34	33
	$42	$140	$117
Cash payments for exit costs and employee severance in connection with the reorganization of business plans were $93 million, $79 million, and $71 million in 2017, 2016, and 2015, respectively. The reorganization of business accruals at December 31, 2017 were $50 million, of which $41 million relates to employee separation costs that are expected to be paid within one year and $9 million relates primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We increased the aggregate of our cash and cash equivalent balances from $1.0 billion as of December 31, 2016 to $1.3 billion as of December 31, 2017. As highlighted in the consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At December 31, 2017, $757 million of the $1.3 billion cash and cash equivalents balance was held in the U.S. and $511 million was held outside of the U.S. Restricted cash was approximately $63 million at both December 31, 2017 and December 31, 2016.
In 2017, we repatriated approximately $606 million in cash to the U.S. from international jurisdictions. Under the Tax Act, federal income taxes on dividends from foreign subsidiaries have been generally eliminated after December 31, 2017. The change in tax law will allow the Company to more simply repatriate foreign income in a tax exempt manner. However, we do not anticipate significant changes in liquidity or our ability to repatriate foreign earnings more efficiently in the future as a result of the Tax Act.
Undistributed earnings that we intend to reinvest indefinitely, and for which no U.S. income taxes have been provided, aggregate to $1.8 billion at December 31, 2017. We currently have no plans to repatriate the foreign earnings permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
Net cash provided by operating activities from continuing operations in 2017 was $1.3 billion, compared to cash provided by operating activities from continuing operations of $1.2 billion in 2016 and cash provided by operating activities from continuing operations of $1.0 billion in 2015. Operating cash flows in 2017, as compared to 2016, were positively impacted by higher revenue from continuing operations and resulting operating earnings. Operating cash flows in 2016, as compared to 2015, were positively impacted by higher earnings from continuing operations, offset by higher employee incentive compensation payments.
We expect to make a $500 million debt funded contribution to our U.S. Pension Plans in 2018. As a result, we will generate a tax benefit under the current U.S. federal tax rate of 35% for the plan year 2017, before the enacted rate lowers to 21% as a result of the Tax Act. We expect to make approximately $7 million of cash contributions to our Non-U.S. Pension Plans in 2018.
Investing Activities
Net cash used by investing activities from continuing operations was $448 million in 2017, compared to net cash used by investing activities from continuing operations of $1.0 billion in 2016 and net cash used by investing activities from continuing operations of $528 million in 2015. The decrease in net cash used by investing activities from 2016 to 2017 was primarily due to a decrease in acquisitions and investments, partially offset by lower proceeds from sales of investments and businesses. The increase in net cash used by investing activities from 2015 to 2016 was primarily due to the acquisition of Airwave, offset by the sale of an investment used to fund the acquisition.
Acquisitions and Investments: We used net cash of $404 million for acquisitions and new investment activities in 2017, compared to $1.5 billion in 2016, and $586 million in 2015. The cash used during 2017 was used for investment in short-term government securities, and the acquisitions (net of acquired cash) of Kodiak Networks for $225 million and Interexport for $55 million. In 2016, we paid cash of $1.0 billion related to the acquisition of Airwave, $217 million for the acquisition of Spillman, and

$26 million related to the acquisition of other software and services related businesses. The remainder of the cash was used for several debt and equity investments. In 2015, we invested $401 million in order to partially offset our foreign currency risk associated with the purchase of Airwave. We liquidated these investments in February 2016 to partially fund the acquisition. Additionally, we paid $49 million for the acquisition of two public safety software solution providers, as well as several debt and equity investments.
Sales of Investments and Businesses: We received $183 million of proceeds in 2017, compared to $670 million in 2016, and $230 million in 2015. The $183 million of cash provided by investments in 2017 primarily consisted of the sales of short-term government securities. The $670 million of cash received in 2016 was primarily comprised of: (i) $382 million from the sale of an investment used to finance the acquisition of Airwave, (ii) $242 million from the sales of various debt and equity securities, and (iii) $46 million from the sale of our Penang, Malaysia facility and manufacturing operations. The $230 million of cash received in 2015 was primarily comprised of: (i) $49 million reimbursement from Zebra for cash transferred with the sale of the Enterprise business in conjunction with legal entities sold through a stock sale, (ii) $107 million from the sale of two equity investments, (iii) $13 million net cash received from Zebra for the final purchase price adjustment, as well as for reimbursement of liabilities of the Enterprise business paid on Zebra's behalf, and (iv) proceeds from the sale of various debt and equity securities, partially offset by $27 million of net cash transferred in conjunction with the sale of our ownership interest in a majority owned subsidiary to the entity's noncontrolling interest.
Capital Expenditures: Capital expenditures were $227 million in 2017, compared to $271 million in 2016, and $175 million in 2015. The decrease in capital spending in 2017, as compared to 2016, was primarily driven by lower facilities spend and lower expenditures on networks that we build and operate on behalf of our customers, partially offset by an increase in information technology spend. The increase in capital spending in 2016, as compared to 2015, was primarily driven by an increase in expenditures on networks that we build and operate on behalf of our customers, information technology spend and facilities expenditures.
Sales of Property, Plant, and Equipment: We had no proceeds related to the sale of property, plant, and equipment in 2017, compared to $73 million in 2016 and $3 million in 2015. The proceeds in 2016 were driven by the sale of buildings and land on the Schaumburg, IL campus and the sale of the corporate aircraft. The proceeds in 2015 were primarily comprised of sales of buildings and land.
Financing Activities
Net cash used for financing activities was $722 million in 2017, compared to $1.0 billion in 2016, and $2.4 billion in 2015. Cash used for financing activities in 2017 was primarily comprised of: (i) $483 million used for purchases under our share repurchase program and (ii) $307 million of cash used for the payment of dividends, partially offset by $82 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2016 was primarily comprised of: (i) $842 million used for purchases under our share repurchase program and (ii) $280 million of cash used for the payment of dividends, partially offset by $93 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Cash used for financing activities in 2015 was primarily comprised of: (i) $3.2 billion used for purchases under our share repurchase program and (ii) $277 million of cash used for the payment of dividends, partially offset by: (i) $971 million of net proceeds from the issuance of the Senior Convertible Notes and (ii) $84 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.
Current and Long-Term Debt:  We had outstanding long-term debt of $4.5 billion and $4.4 billion, including the current portions of $52 million and $4 million, at December 31, 2017 and December 31, 2016, respectively. In the acquisition of Interexport, we assumed $92 million of debt, including a current portion of $40 million, primarily related to capital leases.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a published conversion price of $67.81 per share). The exercise price adjusts automatically for dividends. In the event of conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
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
We may, from time to time, seek to retire certain outstanding debt of ours through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized an aggregate share repurchase amount of up to $14.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2017, we have used approximately $12.3 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.7 billion of authority available for future repurchases.

During 2017, we paid an aggregate of $483 million, including transaction costs, to repurchase 5.7 million shares at an average price of $85.32 per share. During 2016, we paid an aggregate of $842 million, including transaction costs, to repurchase 12.0 million shares at an average price of $70.28. During 2015, we paid an aggregate of $3.2 billion, including transaction costs, to repurchase 48.0 million shares at an average price of $66.22. Shares repurchased in 2015 include 30.1 million shares repurchased under a modified "Dutch auction" tender offer at a tender price of $66.50 for an aggregate of $2.0 billion, including transaction costs.
Payment of Dividends:  We paid cash dividends to holders of our common stock of $307 million in 2017, $280 million in 2016, and $277 million in 2015. Subsequent to quarter end, we paid an additional $84 million in cash dividends to holders of our common stock.
Credit Facilities
As of December 31, 2017, we had a $2.2 billion unsecured revolving credit facility scheduled to mature in April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2017. During the twelve months ended December 31, 2017, we had borrowings and repayments of $150 million under the 2017 Motorola Solutions Credit Agreement. Such borrowings were used to purchase Kodiak Networks in April of 2017, and were repaid using cash from operations in June of 2017. No letters of credit were issued under the revolving credit facility as of December 31, 2017.
Contractual Obligations and Other Purchase Commitments
Summarized in the table and text below are our obligations and commitments to make future payments under long-term debt obligations, lease obligations, purchase obligations and tax obligations as of December 31, 2017.

	Payments Due by Period
(in millions)	Total	2018	2019	2020	2021	2022	Uncertain Timeframe	Thereafter
Long-term debt obligations	$4,528	$52	$6	$1,007	$417	$770	$—	$2,276
Lease obligations	661	121	107	82	64	53	—	234
Purchase obligations*	237	173	41	15	7	1	—	—
Tax obligations	76	14	—	—	—	—	62	—
Total contractual obligations	$5,502	$360	$154	$1,104	$488	$824	$62	$2,510
*Amounts included represent firm, non-cancelable commitments.
Lease Obligations:  We lease certain office, factory and warehouse space, land, information technology and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $661 million. Rental expense, net of sublease income, was $94 million in 2017, $84 million in 2016, and $42 million in 2015.
Purchase Obligations:  During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. We had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2022. The total payments expected to be made under these agreements are $237 million, of which $220 million relate to take or pay obligations from arrangements with suppliers for the sourcing of inventory supplies and materials. We do not anticipate the cancellation of any of our take or pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
Tax Obligations:  We have approximately $76 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of our global tax examinations, or the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $10 million tax charge to a $30 million tax benefit, with cash payments not expected to exceed $20 million.
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

We outsource certain corporate functions, such as benefit administration and information technology-related services, under third-party contracts, the longest of which is expected to expire in 2022. Our remaining payments under these contracts are approximately $97 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.
As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance bonds, bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects with our government customers. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2017, outstanding Performance Bonds totaled approximately $2.4 billion, compared to $2.2 billion at December 31, 2016. Any future disruptions, uncertainty, or volatility in bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs to obtain such Performance Bonds.
Off-Balance Sheet Arrangements:  At December 31, 2017, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties as described in Note 11 to the consolidated financial statements and our obligation to settle the embedded conversion option under the Senior Convertible Notes described in Note 4 to the consolidated financial statements.
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $93 million at December 31, 2017, compared to $125 million at December 31, 2016.
Outstanding Long-Term Receivables:  We had non-current long-term receivables of $19 million at December 31, 2017, compared to $49 million at December 31, 2016. There were no allowances for losses in 2017 and $2 million of allowances for losses in 2016. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 11%.
Sales of Receivables
From time to time, we sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables. Servicing obligations are limited to collection activities for sold accounts receivables and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2017, 2016, and 2015:

Years ended December 31	2017	2016	2015
Accounts receivable sales proceeds	$193	$51	$29
Long-term receivables sales proceeds	284	289	196
Total proceeds from receivable sales	$477	$340	$225
At December 31, 2017, the Company had retained servicing obligations for $873 million of long-term receivables, compared to $774 million of long-term receivables at December 31, 2016. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Adequate Internal Funding Resources
We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate funds from foreign jurisdictions, cash provided by operations, as well as liquidity provided by our $2.2 billion revolving credit facility.
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

Critical Accounting Policies
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
Revenue Recognition
Net sales consist of a wide range of activities including the delivery of stand-alone equipment or services, custom design and installation over a period of time, and bundled sales of equipment, software and services. We enter into revenue arrangements that may consist of multiple deliverables of our products and services due to the needs of our customers, including any combination of products, services and software. For multiple-element arrangements, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in our control.
In these arrangements, we generally allocate revenue to all deliverables based on their relative selling prices, applying an estimated selling price (“ESP”) as our best estimate of fair value. We determine ESP by: (i) collecting all reasonably available data points including sales, cost and margin analysis of the product or service, and other inputs based on our normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points, when appropriate, based on major product or service type, type of customer, geographic market, and sales volume. Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above. Our arrangements with multiple deliverables may also contain one or more software deliverables that are subject to software revenue recognition guidance. In limited circumstances, we have established vendor specific objective evidence ("VSOE") of fair value on certain post-contract service offerings. Where the contract contains more than one software deliverable and VSOE does not exist for the undelivered software elements, revenue is deferred until the undelivered element is delivered. When the final undelivered software element is post contract support, revenue is recognized on a ratable basis over the remaining service period.
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

The impact on operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2017, 2016, and 2015. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
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
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement health care expense. Our investment return assumption for the U.S. Pension Benefit Plans was 6.95% in 2017 and 7.00% in 2016. Our investment return assumption for the Postretirement Health Care Benefits Plan was 7.00% in 2017 and 2016. Our weighted average investment return assumption for the Non-U.S. Plans was 5.20% in 2017 and 5.90% in 2016. At December 31, 2017, the pension plans, including the U.S. Pension Benefit Plans and Non-U.S. Plans investment portfolios were comprised of approximately 29% equity investments, while the Postretirement Health Care Benefits Plan was all comprised of approximately 34% equity investments.
A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and Postretirement Health Care Benefits Plan reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. Pension Benefit Plan obligations were 3.79% and 4.42% at December 2017 and 2016, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 2.34% and 2.54% at December 2017 and 2016, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 3.62% and 4.11% at December 31, 2017 and 2016, respectively.
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant. As such, depending on the specific plan, we amortize gains and losses over periods ranging from eleven to thirty-four years. Prior service costs are being amortized over periods ranging from one to five years. Benefits under all pension plans are valued based on the projected unit credit cost method.
Effective January 1, 2016, we began to use a full yield curve approach in the estimation of our interest and service cost components of our net periodic cost, which uses a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. This method was elected to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. Prior to January 1, 2016, estimates of interest and service cost components used a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the year.
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
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Products and Services segments each meet the definition of a reporting unit. We performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2017, 2016, and 2015. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal years 2017, 2016, and 2015, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
Valuation of Deferred Tax Assets and Liabilities
We record deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on the currently enacted tax laws. As a result of the enactment of the Tax Act, we have reflected our best estimates and assumptions regarding: (i) the value of deferred income tax assets and liabilities based on the enacted corporate federal tax rate of 21%, (ii) the value of foreign tax credit carryforwards based on our ability to utilize foreign tax credits to offset future income tax liabilities and (iii) the accounting impact of new rules such as Global Intangible Low-Taxed Income ("GILTI") and Base Erosion Anti-abuse Tax ("BEAT"). We will continue to evaluate the valuation of our deferred tax positions on a quarterly basis to determine if valuation allowances are appropriately estimated by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As our understanding of the application of certain rules under the Tax Act becomes clarified, we will further refine our estimates throughout 2018.
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
We have analyzed the impact of the new standard on our financial results based on an inventory of our current contracts with customers. We have obtained an understanding of the new standard and currently believe that we will retain much of the same accounting treatment used to recognize revenue under current standards. Revenue on a significant portion of our contracts is currently recognized under percentage of completion accounting applying a cost-to-cost method, including contracts for radio network deployments based on the APCO P25, TETRA, and DMR technologies, as well as certain offerings within our Smart Public Safety Solutions requiring significant integration (collectively "network integration contracts").
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
The new standard also requires the concept of transfer of control to determine whether an entity must present revenue from providing goods or services at the gross amount billed to a customer (as a principal) or at the net amount retained (as an agent). Therefore, an entity must assess whether it controls the goods or services provided to a customer before they are transferred. The new standard provides three indicators to assist entities in determining control. Under the current standard, eight indicators (including the three indicators under the new standard) exist to evaluate whether an entity should present revenue gross as a principal or net as an agent. Historically, we have presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and remaining three indicators under the new standard, we have determined that we are the principal in contracts that involve a third-party sales representative. Thus, upon adoption of the new standard we will present associated revenues on a gross basis, recording third-party sales commissions within selling, general and administrative expenses.
Under current accounting standards, we expense sales commissions as incurred. However, under ASU No. 2014-09, we will capitalize sales commissions as incremental costs to obtain a contract. Such costs will be classified as a contract asset and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.

We have evaluated the impact of ASU No. 2014-09 on our financial results and determined to adopt this standard using the modified retrospective method, which requires the recognition of the cumulative effect of the transition as an adjustment to retained earnings for open contracts as of January 1, 2018. Based on the application of the changes described above to our contracts open as of January 1, 2018, we expect to recognize a transition adjustment in the range of $120 million to $140 million, net of deferred tax effects, which will increase our opening retained earnings. Based on our existing operations, ASU No. 2014-09 is not expected to have a material impact to net earnings for the year ended December 31, 2018.
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
In October 2016, the FASB issued ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption permitted. We intend to adopt the ASU on January 1, 2018. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We expect to record a $30 million cumulative-effect adjustment to beginning retained earnings in the first quarter of 2018 for the remaining unrecognized deferred tax expense related to the intra-entity transfers of property, plant, and equipment.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for us on January 1, 2018 and interim periods within that reporting period; early adoption is permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. We intend to adopt this ASU on January 1, 2018. Upon adoption, we plan to update the presentation of net periodic cost (benefit) accordingly, noting all components of our net periodic cost (benefit), with the exception of the service cost component, will be presented outside of operating earnings. The estimated impact of adoption of the ASU will be a reclassification of certain components of net periodic benefit from operating earnings to other income (expense) in the amount of approximately $8 million and $29 million for the years ended December 31, 2017 and December 31, 2016, respectively.
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

Recently Adopted Accounting Pronouncements
We have elected to early adopt ASU No. 2018-2, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," as of January 1, 2017. The ASU, which was issued by the FASB in February 2018, allows for a reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate and other stranded tax amounts related to the Tax Act. As a result of adoption of the ASU, we reclassified $270 million of stranded tax effects related to our U.S. Pension Plans out of Accumulated other comprehensive loss and into Retained earnings for the year ended December 31, 2017.
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for new products, (c) customer spending, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) competitive position and our ability to maintain a leadership position in our core products, (g) increased competition, (h) the impact of regulatory matters, (i) the impact from the allocation and regulation of spectrum, particularly with respect to broadband spectrum, (j) the firmness of each segment's backlog, (k) the competitiveness of the patent portfolio, (l) the impact of research and development, (m) the availability of materials and components, energy supplies and labor, and (n) the seasonality of the business; (2) “Properties,” about the sufficiency of our manufacturing capacity and the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis,” about: (a) the impact of acquisitions on our business, (b) market growth/contraction, demand, spending and resulting opportunities, (c) the impact of foreign exchange rate fluctuations, (d) our continued ability to reduce our operating expenses, (e) the growth of our Services segment and the resulting impact on consolidated gross margin, (f) the increase in public safety LTE revenues, (g) the decline in iDEN, (h) the return of capital to shareholders through dividends and/or repurchasing shares, (i) our ability to invest in capital expenditures and R&D, (j) the success of our business strategy and portfolio, (k) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (l) our ability and cost to repatriate funds, (m) future cash contributions to pension plans or retiree health benefit plans, (n) the liquidity of our investments, (o) our ability and cost to access the capital markets, (p) our ability to borrow and the amount available under our credit facilities, (q) our ability to settle the principal amount of the Senior Convertible Notes in cash, (r) our ability and cost to obtain Performance Bonds, (s) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (t) expected payments pursuant to commitments under long-term agreements, (u) the ability to meet minimum purchase obligations, (v) our ability to sell accounts receivable and the terms and amounts of such sales, (w) the outcome and effect of ongoing and future legal proceedings, (x) the impact of the loss of key customers, (y) the expected effective tax rate and deductibility of certain items, and (z) the impact of the adoption of accounting pronouncements on our retained earnings; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2017, we have $4.5 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Our subsidiaries have variable interest loans denominated in the Euro and Chilean Peso. We have interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. A hypothetical unfavorable movement of 10% in the interest rates would have an immaterial impact on the hedge’s fair value.
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
At December 31, 2017, we had outstanding foreign exchange contracts totaling $507 million, compared to $717 million outstanding at December 31, 2016. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2017 and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	2017	2016
Euro	$149	$122
British Pound	72	246
Chinese Renminbi	(73)	(108)
Australian Dollar	(64)	(51)
Brazilian Real	(45)	(56)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of currency forward contracts and options. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $52 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.

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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Motorola Solutions, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 1959.
Chicago, Illinois
February 16, 2018

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2017	2016	2015
Net sales from products	$3,772	$3,649	$3,676
Net sales from services	2,608	2,389	2,019
Net sales	6,380	6,038	5,695
Costs of products sales	1,686	1,649	1,625
Costs of services sales	1,670	1,520	1,351
Costs of sales	3,356	3,169	2,976
Gross margin	3,024	2,869	2,719
Selling, general and administrative expenses	979	1,000	1,021
Research and development expenditures	568	553	620
Other charges	195	249	84
Operating earnings	1,282	1,067	994
Other income (expense):
Interest expense, net	(201)	(205)	(173)
Gains (losses) on sales of investments and businesses, net	3	(6)	107
Other	(8)	(12)	(11)
Total other expense	(206)	(223)	(77)
Earnings from continuing operations before income taxes	1,076	844	917
Income tax expense	1,227	282	274
Earnings (loss) from continuing operations	(151)	562	643
Loss from discontinued operations, net of tax	—	—	(30)
Net earnings (loss)	(151)	562	613
Less: Earnings attributable to noncontrolling interests	4	2	3
Net earnings (loss) attributable to Motorola Solutions, Inc.	$(155)	$560	$610
Amounts attributable to Motorola Solutions, Inc. common stockholders:
Earnings (loss) from continuing operations, net of tax	$(155)	$560	$640
Loss from discontinued operations, net of tax	—	—	(30)
Net earnings (loss) attributable to Motorola Solutions, Inc.	$(155)	$560	$610
Earnings (loss) per common share:
Basic:
Continuing operations	$(0.95)	$3.30	$3.21
Discontinued operations	—	—	(0.15)
	$(0.95)	$3.30	$3.06
Diluted:
Continuing operations	$(0.95)	$3.24	$3.17
Discontinued operations	—	—	(0.15)
	$(0.95)	$3.24	$3.02
Weighted average common shares outstanding:
Basic	162.9	169.6	199.6
Diluted	162.9	173.1	201.8
Dividends declared per share	$1.93	$1.70	$1.43
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2017	2016	2015
Net earnings (loss)	$(151)	$562	$613
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	141	(228)	(62)
Marketable securities	6	3	(47)
Defined benefit plans	(392)	(226)	98
Total other comprehensive loss, net of tax	(245)	(451)	(11)
Comprehensive income (loss)	(396)	111	602
Less: Earnings attributable to noncontrolling interest	4	2	3
Comprehensive income (loss) attributable to Motorola Solutions, Inc. common shareholders	$(400)	$109	$599
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2017	2016
ASSETS
Cash and cash equivalents	$1,205	$967
Restricted cash	63	63
Total cash and cash equivalents	1,268	1,030
Accounts receivable, net	1,523	1,410
Inventories, net	327	273
Other current assets	832	755
Total current assets	3,950	3,468
Property, plant and equipment, net	856	789
Investments	247	238
Deferred income taxes	1,023	2,219
Goodwill	938	728
Intangible assets, net	861	821
Other assets	333	200
Total assets	$8,208	$8,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$52	$4
Accounts payable	593	553
Accrued liabilities	2,286	2,111
Total current liabilities	2,931	2,668
Long-term debt	4,419	4,392
Other liabilities	2,585	2,355
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/17—161.6; 12/31/16—165.5
Outstanding shares: 12/31/17—161.2; 12/31/16—164.7
Additional paid-in capital	351	203
Retained earnings	467	1,148
Accumulated other comprehensive loss	(2,562)	(2,317)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,742)	(964)
Noncontrolling interests	15	12
Total stockholders’ equity (deficit)	(1,727)	(952)
Total liabilities and stockholders’ equity	$8,208	$8,463
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2015	220.5	$1,180	$(1,855)	$3,410	$31
Net earnings				610	3
Other comprehensive loss			(11)
Issuance of common stock and stock options exercised	2.0	80
Share repurchase program	(48.0)	(1,147)		(2,030)
Tax shortfalls from share-based compensation		(155)
Share-based compensation expense		78
Sale of controlling interest in subsidiary common stock					(24)
Equity component of Senior Convertible Notes		8
Dividends declared				(274)
Balance as of December 31, 2015	174.5	$44	$(1,866)	$1,716	$10
Net earnings				560	2
Other comprehensive loss			(451)
Issuance of common stock and stock options exercised	3.0	93
Share repurchase program	(12.0)			(842)
Share-based compensation expense		68
Dividends declared				(286)
Balance as of December 31, 2016	165.5	$205	$(2,317)	$1,148	$12
Net earnings (loss)				(155)	4
Other comprehensive income			25
Issuance of common stock and stock options exercised	1.8	82
Share repurchase program	(5.7)			(483)
Reclassification of stranded tax effects			(270)	270
Share-based compensation expense		66
Dividends paid to noncontrolling interest on subsidiary common stock					(1)
Dividends declared				(313)
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2017	2016	2015
Operating
Net earnings (loss) attributable to Motorola Solutions, Inc.	$(155)	$560	$610
Earnings attributable to noncontrolling interests	4	2	3
Net earnings (loss)	(151)	562	613
Loss from discontinued operations, net of tax	—	—	(30)
Earnings (loss) from continuing operations, net of tax	(151)	562	643
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	343	295	150
Non-cash other charges	32	54	52
Non-U.S. pension curtailment gain	—	—	(32)
Non-U.S. pension settlement loss	48	26	—
Share-based compensation expense	66	68	78
Loss (gains) on sales of investments and businesses, net	(3)	6	(107)
Loss from the extinguishment of long-term debt	—	2	—
Deferred income taxes	1,100	213	160
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(60)	(6)	21
Inventories	(46)	6	16
Other current assets	(99)	(185)	92
Accounts payable and accrued liabilities	160	241	26
Other assets and liabilities	(44)	(117)	(78)
Net cash provided by operating activities from continuing operations	1,346	1,165	1,021
Investing
Acquisitions and investments, net	(404)	(1,474)	(586)
Proceeds from sales of investments and businesses, net	183	670	230
Capital expenditures	(227)	(271)	(175)
Proceeds from sales of property, plant and equipment	—	73	3
Net cash used for investing activities from continuing operations	(448)	(1,002)	(528)
Financing
Repayment of debt	(21)	(686)	(4)
Net proceeds from issuance of debt	10	673	971
Issuance of common stock	82	93	84
Purchase of common stock	(483)	(842)	(3,177)
Excess tax benefit from share-based compensation	—	—	5
Payment of dividends	(307)	(280)	(277)
Payment of dividends to non-controlling interest	(1)	—	—
Deferred acquisition costs	(2)	—	—
Net cash used for financing activities from continuing operations	(722)	(1,042)	(2,398)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	62	(71)	(69)
Net increase (decrease) in cash and cash equivalents	238	(950)	(1,974)
Cash and cash equivalents, beginning of period	1,030	1,980	3,954
Cash and cash equivalents, end of period	$1,268	$1,030	$1,980
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$176	$191	$163
Income and withholding taxes, net of refunds	122	66	105
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
The consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
Revenue Recognition: Net sales consist of a wide range of activities including the delivery of stand-alone equipment or services, custom design and installation over a period of time, and bundled sales of equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services due to the needs of its customers. Such revenue arrangements may be a result of the combination of multiple contracts with our customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. The Company recognizes revenue from the sale of equipment, equipment containing both software and nonsoftware components that function together to deliver the equipment’s essential functionality, and services in accordance with general revenue recognition accounting principles. The Company recognizes revenue in accordance with software accounting guidance for the following types of sales transactions: (i) stand alone sales of software products or software upgrades and (ii) stand alone sales of software maintenance agreements.
Products
For equipment sales, in addition to the criteria mentioned above, revenue recognition occurs when title and risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience. The Company includes shipping charges billed to customers in revenue and includes the related shipping costs in cost of sales.
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
Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the work required to be performed under many of the Company’s long-term contracts, determining Estimated Costs at Completion is complex and subject to many variables. The Company has a standard and disciplined quarterly process in which management reviews the progress and performance of open contracts including the related Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. Changes in estimates of net sales or cost of sales could affect the profitability of one or more of our contracts. The impact on Operating earnings as a result of changes in Estimated Costs at Completion was not significant for the years 2017, 2016, and 2015. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.
Hardware and Software Services Support
Revenue under equipment and software support and maintenance agreements, which do not contain specified future software upgrades, is recognized ratably over the contract term.

Software and Licenses
Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other revenue recognition criteria are met.
Multiple-Element Arrangements
Arrangements with customers may include multiple deliverables, including any combination of products, services and software. These multiple-element arrangements could also include an element accounted for as a long-term contract coupled with other products, services and software. For multiple-element arrangements, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company.
In these arrangements, the Company generally allocates revenue to all deliverables based on their relative selling prices, applying an estimated selling price (“ESP”) as our best estimate of fair value. The Company determines ESP by: (i) collecting all reasonably available data points including sales, cost and margin analysis of the product or service, and other inputs based on its normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points, when appropriate, based on major product or service, type of customer, geographic market, and sales volume. Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above. The Company's arrangements with multiple deliverables may also contain one or more software deliverables that are subject to software revenue recognition guidance. In limited circumstances, the Company has established vendor specific objective evidence ("VSOE") of fair value on certain post-contract service offerings. Where the contract contains more than one deliverable and VSOE does not exist for the undelivered software elements, revenue is deferred until the undelivered element is delivered. When the final undelivered software element is post contract support services, revenue is recognized on a ratable basis over the remaining service period.
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $63 million at both December 31, 2017 and December 31, 2016.
Investments: Investments in equity and debt securities classified as available-for-sale are carried at fair value. Equity securities that are not publicly traded are carried at cost. Certain investments are accounted for using the equity method if the Company has significant influence over the issuing entity.
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
Inventories: Inventories are valued at the lower of average cost (which approximates cost on a first-in, first-out basis) or net realizable value.
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
Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from one to sixteen years. The Company has no intangible assets with indefinite useful lives.
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
Long-term Receivables: Long-term receivables include trade receivables where contractual terms of the note agreement are greater than one year. Long-term receivables are considered impaired when management determines collection of all amounts due according to the contractual terms of the note agreement, including principal and interest, is no longer probable. Impaired long-term receivables are valued based on the present value of expected future cash flows discounted at the receivable’s effective interest rate, or the fair value of the collateral if the receivable is collateral dependent. Interest income and late fees on impaired long-term receivables are recognized only when payments are received. Previously impaired long-term receivables are no longer considered impaired and are reclassified to performing when they have performed under restructuring for four consecutive quarters.
Foreign Currency: Certain non-U.S. operations within the Company use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s consolidated statements of operations.
Derivative Instruments: Gains and losses on hedging instruments that do not qualify for hedge accounting are recorded immediately in Other income (expense) within the consolidated statements of operations. Gains and losses pertaining to instruments designated as net investment hedges that qualify for hedge accounting are recognized as a component of Accumulated comprehensive income.
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
The Company has analyzed the impact of the new standard on its financial results based on an inventory of the Company's current contracts with customers. The Company has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment used to recognize revenue under current standards. Revenue on a significant portion of the Company's contracts is currently recognized under percentage of completion accounting applying a cost-to-cost method, including contracts for radio network deployments based on the APCO P25, TETRA, and DMR technologies, as well as certain offerings within its Smart Public Safety Solutions requiring significant integration (collectively "network integration contracts").
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
The new standard also requires the concept of transfer of control to determine whether an entity must present revenue from providing goods or services at the gross amount billed to a customer (as a principal) or at the net amount retained (as an agent). Therefore, an entity must assess whether it controls the goods or services provided to a customer before they are transferred. The new standard provides three indicators to assist entities in determining control. Under the current standard, eight indicators (including the three indicators under the new standard) exist to evaluate whether an entity should present revenue gross as a principal or net as an agent. Historically, the Company presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and remaining three indicators under the new standard, the Company has determined that it is the principal in contracts that involve a third-party sales representative. Thus, upon adoption of the new standard the Company will present associated revenues on a gross basis, recording third-party sales commissions within selling, general and administrative expenses.
Under current accounting standards, the Company expenses sales commissions as incurred. However, under ASU No. 2014-09, the Company will capitalize sales commissions as incremental costs to obtain a contract. Such costs will be classified as a contract asset and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.
The Company has evaluated the impact of ASU No. 2014-09 on its financial results and determined to adopt this standard using the modified retrospective method, which requires the recognition of the cumulative effect of the transition as an adjustment to retained earnings for open contracts as of January 1, 2018. Based on the application of the changes described above to our contracts open as of January 1, 2018, the Company expects to recognize a transition adjustment in the range of $120 million to $140 million, net of deferred tax effects, which will increase its opening retained earnings. Based on the Company's existing operations, ASU No. 2014-09 is not expected to have a material impact to net earnings for the year ended December 31, 2018.
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
In October 2016, the FASB issued ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory,” as part of the Board’s simplification initiative aimed at reducing complexity in accounting standards. This ASU eliminates the current application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use and will require entities to recognize tax expense when the transfer occurs. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption permitted. The Company intends to adopt the ASU on January 1, 2018. The ASU requires a modified retrospective application with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company expects to record a $30 million cumulative-effect adjustment to beginning retained earnings in the first quarter of 2018 for the remaining unrecognized deferred tax expense related to intra-entity transfers of property, plant, and equipment.
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
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The amendment also allows for the service cost component of net periodic cost (benefit) to be eligible for capitalization when applicable. The guidance will be effective for the Company on January 1, 2018 and interim periods within that reporting period; early adoption is permitted. The guidance on the income statement presentation of the components of net periodic cost (benefit) must be applied retrospectively, while the guidance limiting the capitalization of net periodic cost (benefit) in assets to the service cost component must be applied prospectively. The Company intends to adopt this ASU on January 1, 2018. Upon adoption, the Company plans to update the presentation of net periodic cost (benefit) accordingly, noting all components of the Company's net periodic cost (benefit), with the exception of the service cost component, will be presented outside of operating earnings. The estimated impact of adoption of the ASU will be a reclassification of certain components of net periodic benefit from operating earnings to other income (expense) in the amount of approximately $8 million and $29 million for the years ended December 31, 2017 and December 31, 2016, respectively.
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
Recently Adopted Accounting Pronouncements: The Company has elected to early adopt ASU No. 2018-2, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," as of January 1, 2017. The ASU, which was issued by the FASB in February 2018, allows for a reclassification from Accumulated other comprehensive income to Retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate and other stranded tax amounts related to the Tax Act. As a result of adoption of the ASU, the Company reclassified $270 million of stranded tax effects related to our U.S. Pension Plans out of Accumulated other comprehensive loss and into Retained earnings for the year ended December 31, 2017.
2.    Subsequent Events
On February 1, 2018, we announced our intention to purchase Avigilon Corporation, a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions for a purchase price of approximately $1.3 billion Canadian dollars.

3.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31	2017	2016	2015
Other charges (income):
Intangibles amortization (Note 14)	$151	$113	$8
Reorganization of businesses (Note 13)	33	77	71
Gain on legal settlement	(47)	—	—
Asset impairments	9	20	37
Non-U.S. pension curtailment gain (Note 7)	—	—	(32)
Non-U.S. pension plan settlement loss (Note 7)	48	26	—
Acquisition-related transaction fees	1	13	—
	$195	$249	$84
During the year ended December 31, 2017, the Company recognized a net gain of $47 million related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer of its legacy Networks business. The net gain of $47 million was based on $57 million of proceeds received, net $10 million of fees owed to third parties for their involvement in the recovery.
During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recognized $9 million, $20 million and $37 million, respectively, of asset impairments. During the years ended December 31, 2017 and December 31, 2016, the impairments were primarily related to building impairments from the sale of various corporate and manufacturing facilities. During the year ended December 31, 2015, the impairments were primarily driven by the sale of the Company's corporate aircraft.
During the year ended December 31, 2017, the Company expensed $1 million of acquisition-related transaction fees compared to $13 million of transaction fees related to the acquisition of Airwave during the year ended December 31, 2016.
Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31	2017	2016	2015
Interest expense, net:
Interest expense	$(215)	$(225)	$(186)
Interest income	14	20	13
	$(201)	$(205)	$(173)
Other:
Loss from the extinguishment of long-term debt	$—	$(2)	$—
Investment impairments	—	(4)	(6)
Foreign currency gain (loss)	(31)	46	(23)
Gain (loss) on derivative instruments	15	(56)	7
Gains on equity method investments	1	5	6
Realized foreign currency loss on acquisition	—	(10)	—
Other	7	9	5
	$(8)	$(12)	$(11)

During the year ended December 31, 2017, the Company recognized a foreign currency loss of $31 million, primarily driven by the Euro and British pound, partially offset by a gain of $15 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
During the year ended December 31, 2016, the Company recognized a foreign currency gain of $46 million, primarily driven by the British pound, offset by a loss of $56 million, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations. The Company also realized a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave during the year ended December 31, 2016.
During the year ended December 31, 2015, the Company recognized foreign currency loss of $23 million, primarily driven by the Euro and Brazilian real, partially offset by a gain of $7 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
Earnings Per Common Share
Basic and diluted earnings per common share from both continuing operations and net earnings attributable to Motorola Solutions, Inc. is computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Earnings (loss) from Continuing Operations			Net Earnings (loss)
Years ended December 31	2017	2016	2015	2017	2016	2015
Basic earnings per common share:
Earnings (loss)	$(155)	$560	$640	$(155)	$560	$610
Weighted average common shares outstanding	162.9	169.6	199.6	162.9	169.6	199.6
Per share amount	$(0.95)	$3.30	$3.21	$(0.95)	$3.30	$3.06
Diluted earnings per common share:
Earnings (loss)	$(155)	$560	$640	$(155)	$560	$610
Weighted average common shares outstanding	162.9	169.6	199.6	162.9	169.6	199.6
Add effect of dilutive securities:
Share-based awards	—	2.7	2.1	—	2.7	2.1
Senior Convertible Notes	—	0.8	0.1	—	0.8	0.1
Diluted weighted average common shares outstanding	162.9	173.1	201.8	162.9	173.1	201.8
Per share amount	$(0.95)	$3.24	$3.17	$(0.95)	$3.24	$3.02
In the computation of diluted earnings per common share from continuing operations and on a net earnings basis for the year ended December 31, 2017, the Company recorded a net loss from continuing operations and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive, including the assumed exercise of 8.7 million options, the assumed vesting of 1.4 million RSUs, and 3.1 million shares related to the Senior Convertible Notes. In the computation of diluted earnings per common share from continuing operations and on a net earnings basis for the year ended December 31, 2016, the assumed exercise of 2.8 million stock options and the assumed vesting of 0.3 million RSUs, including 2.0 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from continuing operations and on a net earnings basis for the year ended December 31, 2015, the assumed exercise of 2.7 million stock options and the assumed vesting of 0.3 million RSUs, including 1.2 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
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

Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2017	2016
Accounts receivable	$1,568	$1,454
Less allowance for doubtful accounts	(45)	(44)
	$1,523	$1,410
Inventories, Net
Inventories, net, consist of the following:

December 31	2017	2016
Finished goods	$178	$151
Work-in-process and production materials	282	253
	460	404
Less inventory reserves	(133)	(131)
	$327	$273
Other Current Assets
Other current assets consist of the following:

December 31	2017	2016
Available-for-sale securities	$—	$46
Costs and earnings in excess of billings	549	476
Contract-related deferred costs	62	19
Tax-related refunds receivable	90	90
Other	131	124
	$832	$755
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2017	2016
Land	$11	$12
Building	316	306
Machinery and equipment	2,122	1,921
	2,449	2,239
Less accumulated depreciation	(1,593)	(1,450)
	$856	$789
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $192 million, $182 million and $142 million, respectively.
Property, plant and equipment, net includes capital leases of $73 million, net of accumulated depreciation of $11 million, as of December 31, 2017.

Investments
Investments consist of the following:

December 31, 2017	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Corporate bonds	$2	$—	$2
Common stock	5	8	13
	7	8	15
Other investments	219	—	219
Equity method investments	13	—	13
	$239	$8	$247

December 31, 2016	Cost Basis	Unrealized Gains	Investments
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	$51	$—	$51
Corporate bonds	5	—	5
	56	—	56
Other investments	211	—	211
Equity method investments	17	—	17
	284	—	284
Less: current portion of available-for-sale securities			46
			$238
Other investments include strategic investments in non-public technology-driven startup companies recorded at cost of $78 million and $76 million, and insurance policies recorded at their cash surrender value of $141 million and $135 million, at December 31, 2017 and December 31, 2016, respectively.
The Company recognized gains on the sale of investments and businesses of $3 million for the year ended December 31, 2017, compared to losses on the sale of investments and business of $6 million for the year ended December 31, 2016 and gains on the sale of investments and business of $107 million for the year ended December 31, 2015. During the years ended, December 31, 2016 and 2015 the Company recorded investment impairment charges of $4 million and $6 million, respectively, representing other-than-temporary declines in the value of the Company’s equity investment portfolio. There were no investment impairments recorded during the year ended December 31, 2017. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.
Other Assets
Other assets consist of the following:

December 31	2017	2016
Long-term receivables	$19	$49
Defined benefit plan assets	133	102
Tax receivable (Note 6)	101	—
Other	80	49
	$333	$200

Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2017	2016
Deferred revenue	$613	$439
Compensation	273	250
Billings in excess of costs and earnings	428	434
Tax liabilities	107	111
Deferred consideration (Note 14)	83	—
Dividend payable	84	77
Trade liabilities	151	180
Other	547	620
	$2,286	$2,111
Other Liabilities
Other liabilities consist of the following:

December 31	2017	2016
Defined benefit plans	$2,019	$1,799
Deferred revenue	169	115
Unrecognized tax benefits	54	39
Deferred income taxes	115	121
Deferred consideration (Note 14)	—	72
Other	228	209
	$2,585	$2,355
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2017, the Company had used approximately $12.3 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.7 billion of authority available for future repurchases.
During 2017, the Company paid an aggregate of $483 million, including transaction costs, to repurchase 5.7 million shares at an average price of $85.32 per share. During 2016, the Company paid an aggregate of $842 million, including transaction costs, to repurchase 12.0 million shares at an average price of $70.28. During 2015, the Company paid an aggregate of $3.2 billion, including transaction costs, to repurchase 48.0 million shares at an average price of $66.22. Shares repurchased in 2015 include 30.1 million shares repurchased under a modified "Dutch auction" tender offer at a tender price of $66.50 for an aggregate of $2.0 billion, including transaction costs.
Payment of Dividends:  On November 2, 2017, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.47 per share to $0.52 per share of common stock. During the years ended December 31, 2017, 2016, and 2015 the Company paid $307 million, $280 million, and $277 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the consolidated statements of operations during the years ended December 31, 2017, 2016, and 2015:

	Years ended December 31
	2017	2016	2015
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(494)	$(266)	$(204)
Other comprehensive income (loss) before reclassification adjustment	133	(227)	(82)
Tax benefit (expense)	8	(1)	20
Other comprehensive income (loss), net of tax	141	(228)	(62)
Balance at end of period	$(353)	$(494)	$(266)
Available-for-Sale Securities:
Balance at beginning of period	$—	$(3)	$44
Other comprehensive income (loss) before reclassification adjustment	8	—	(15)
Tax benefit (expense)	(2)	—	5
Other comprehensive income (loss) before reclassification adjustment, net of tax	6	—	(10)
Reclassification adjustment into Losses (Gains) on sales of investments and businesses	—	5	(61)
Tax expense (benefit)	—	(2)	24
Reclassification adjustment into Earnings from continuing operations, net of tax	—	3	(37)
Other comprehensive income (loss), net of tax	6	3	(47)
Balance at end of period	$6	$—	$(3)
Defined Benefit Plans:
Balance at beginning of period	$(1,823)	$(1,597)	$(1,695)
Other comprehensive income (loss) before reclassification adjustment	(260)	(368)	108
Tax benefit (expense)	(213)	98	12
Other comprehensive income (loss) before reclassification adjustment, net of tax	(473)	(270)	120
Reclassification adjustment - Actuarial net losses into Selling, general, and administrative expenses	65	53	71
Reclassification adjustment - Prior service benefits into Selling, general, and administrative expenses	(18)	(27)	(62)
Reclassification adjustment - Non-U.S. pension curtailment gain into Other charges	—	—	(32)
Reclassification adjustment - Non-U.S. pension settlement loss into Other charges	48	26	—
Tax expense (benefit)	(14)	(8)	1
Reclassification adjustment into Earnings from continuing operations, net of tax	81	44	(22)
Other comprehensive income (loss), net of tax	(392)	(226)	98
Balance at end of period	$(2,215)	$(1,823)	$(1,597)

Total Accumulated other comprehensive loss	$(2,562)	$(2,317)	$(1,866)
During the year ended December 31, 2017, the Company reclassified $270 million of stranded tax effects out of Accumulated other comprehensive loss and into Retained earnings. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. Pension Plans through the statement of operations, to the new U.S. federal tax rate of 21%. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have now been adjusted through equity.

4.    Debt and Credit Facilities
Long-Term Debt

December 31	2017	2016
2.0% Senior Convertible Notes due 2020	$1,000	$988
3.5% senior notes due 2021	396	395
3.75% senior notes due 2022	747	746
3.5% senior notes due 2023	594	593
4.0% senior notes due 2024	590	588
6.5% debentures due 2025	118	117
7.5% debentures due 2025	346	345
6.5% debentures due 2028	36	36
6.625% senior notes due 2037	54	54
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	91	91
Other long-term debt	108	52
	4,476	4,401
Adjustments for unamortized gains on interest rate swap terminations	(5)	(5)
Less: current portion	(52)	(4)
Long-term debt	$4,419	$4,392
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.0% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017 based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a published conversion price of $67.81 per share). The exercise price adjusts automatically for dividends. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of December 31, 2017 was $366 million. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
The Company recorded a long-term debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.4%, which was determined based on a review of relevant market data, the Company calculated the fair value of the debt liability to be $992 million, indicating an $8 million discount to be amortized over the expected life of the debt instrument. As of December 31, 2017, the remaining unamortized debt discount has been fully amortized as a component of interest expense compared to $3 million as of December 31, 2016. For the year ended December 31, 2017, total interest expense relating to both the contractual interest coupon and amortization of the debt discount was $23 million, compared to $24 million for the year December 31, 2016 and $8 million for the year ended December 31, 2015.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2018—$52 million; 2019—$6 million; 2020—$1,007 million; 2021—$417 million; and 2022—$770 million.
Credit Facilities
As of December 31, 2017, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate, at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2017. During the year ended December 31, 2017, the Company had borrowings and repayments of $150 million under the 2017 Motorola Solutions Credit Agreement. Such borrowings were used to purchase Kodiak Networks in April of 2017, and were repaid using cash from operations in June of 2017. No letters of credit were issued under the revolving credit facility as of December 31, 2017.

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
At December 31, 2017, the Company had outstanding foreign exchange contracts with notional amounts totaling $507 million, compared to $717 million outstanding at December 31, 2016. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2017 and the corresponding positions as of December 31, 2016:

	Notional Amount
Net Buy (Sell) by Currency	2017	2016
Euro	$149	$122
British Pound	72	246
Chinese Renminbi	(73)	(108)
Australian Dollar	(64)	(51)
Brazilian Real	(45)	(56)
During the year ended December 31, 2017, the Company entered into forward contracts to sell £50 million, which expired in December 2017. The Company also entered into forward contracts to sell £25 million, expiring in June 2018, as well as to sell £25 million, expiring in September 2018. The forward contracts have been designated as a net investment hedge which is in place to partially hedge the Company's British pound foreign currency exposure on its net investment in Airwave Solutions Limited. The gains and losses on the Company's net investment in British pound-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive loss. As of December 31, 2017, the fair value of the derivative contracts was a $3 million liability.
Interest Rate Risk
The Company's subsidiaries have variable interest loans denominated in the Euro and Chilean Peso. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as hedges. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s consolidated statements of operations. The fair value of the interest rate swaps was de minimus at December 31, 2017 and December 31, 2016.
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2017, all of the counterparties have investment grade credit ratings. As of December 31, 2017, the credit risk with all counterparties was approximately $5 million.

Derivative Financial Instruments
The following tables summarize the fair values and location in the consolidated balance sheets of all derivative financial instruments held by the Company at December 31, 2017 and 2016:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Accrued liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$2	Accrued liabilities
Total derivatives	$5		$5

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2016	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$9	Other assets	$32	Accrued liabilities
The following table summarizes the effect of derivatives designated as hedging instruments, for the years ended December 31, 2017, 2016 and 2015:

	December 31			Financial Statement Location
Gain (Loss) on Derivative Instruments	2017	2016	2015
Foreign exchange contracts	$(3)	$—	$—	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments, for the years ended December 31, 2017, 2016 and 2015:

	December 31			Financial Statement Location
Gain (Loss) on Derivative Instruments	2017	2016	2015
Interest agreements	$—	$1	$1	Other income (expense)
Foreign exchange contracts	15	(57)	6	Other income (expense)
Total derivatives	$15	$(56)	$7

6.     Income Taxes
Enactment of the U.S. Tax Cuts and Jobs Act
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act contains broad and complex provisions including, but not limited to: (i) the reduction of corporate income tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iv) modifying limitation on excessive employee remuneration, (v) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, (vi) repeal of corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized, (vii) creating the Base Erosion Anti-abuse Tax ("BEAT"), a new minimum tax, (viii) creating a new limitation on deductible interest expense, (ix) changing rules related to uses and limitations of net operating loss carryforwards and foreign tax credits created in tax years beginning after December 31, 2017, and (x) eliminating the deduction for income attributable to domestic production activities.
As required under U.S. GAAP, the effects of tax law changes are recognized in the period of enactment. Accordingly, the Company has recorded incremental income tax expense in the amount of $874 million associated with the Tax Act during the year ended December 31, 2017, which is summarized as follows:

Year ended December 31, 2017		Financial Statement Location
Valuation allowance on foreign tax credit carryforward	$471	Deferred tax expense
Re-measurement of U.S. deferred tax balances at 21%	366	Deferred tax expense
Transition tax on repatriation of foreign earnings	16	Current tax expense
Uncertain tax positions on foreign operations	21	Current tax expense
Total	$874
In addition to the provisional amounts recognized within current and deferred tax expense during the year ended December 31, 2017, the Company also recorded significant changes within the statement of financial position as of December 31, 2017 as a result of the Tax Act including: (i) the reclassification of $270 million of stranded tax effects within Accumulated other comprehensive loss to Retained earnings, primarily associated with our U.S. post-retirement plans and (ii) the presentation of $101 million of credits associated with previous payments under AMT from deferred tax assets to other non-current assets.
In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.
The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Accordingly, we have recorded a provisional decrease of $366 million to deferred tax assets for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of subsequent payments and economic performance analyses. The analyses will continue throughout 2018 and will be completed when the Company files its income tax returns in late 2018.
The Tax Act creates a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder under the Global Intangible Low-Taxed Income ("GILTI") provision. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application within the Company’s financial statements. Under U.S. GAAP, the Company may make an accounting policy choice to: (i) record taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factor such amounts into its measurement of deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or business, it is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding how to record the tax effects of GILTI as of December 31, 2017. The Company will continue to analyze the impact of GILTI as more guidance is issued and a decision will be made during 2018 on whether to treat the GILTI as a period cost or a deferred tax item.
The Tax Act includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits of certain of foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. An estimate of the transition tax of $16 million has been recorded as of December 31, 2017. This amount is the net impact after considering the utilization of existing foreign tax credit carryforwards against the deemed repatriation liability of $60 million and the benefit of $44 million from additional tax credits generated from actual distributions made during 2017 in anticipation of the tax reform. The Company is continuing to gather additional information to more precisely compute the amount of the transition tax, any related impacts to the deferred tax liability on unremitted earnings of foreign subsidiaries that are not reinvested indefinitely, and the state income tax impact of the deemed distributions.
Provisions under the Tax Act drive significant changes to the Company’s ability to utilize foreign tax credit carryforwards to offset taxable income from foreign sourced operations. Prior to the enactment of the Tax Act, the Company planned to put in place certain tax planning strategies which would maximize its ability to utilize foreign tax credits against U.S. corporate income tax. As a result of the Tax Act, such strategies are no longer prudent or feasible. The Company has recorded a valuation allowance of $471 million against its U.S. foreign tax credit carryforwards, representing a reasonable estimate of its inability to utilize remaining tax credits under the Tax Act. The valuation allowance estimate is effected by various aspects of the Tax Act, such as the deemed repatriation of deferred foreign income, GILTI inclusions, and new foreign tax credit limitations. Therefore, this estimate is subject to change as the IRS and Treasury clarify the application of these provisions under the Tax Act and the Company evaluates its structure for foreign operations in light of the changes made by the Tax Act and considers tax planning opportunities which may be available and management is willing to implement.

Components of Income Tax Expense
Components of earnings (loss) from continuing operations before income taxes are as follows:

Years ended December 31	2017	2016	2015
United States	$959	$651	$725
Other nations	117	193	192
	$1,076	$844	$917
Components of income tax expense (benefit) are as follows:

Years ended December 31	2017	2016	2015
United States	$43	$20	$71
Other nations	75	31	30
States (U.S.)	9	18	13
Current income tax expense	127	69	114
United States	1,078	180	154
Other nations	(8)	36	(13)
States (U.S.)	30	(3)	19
Deferred income tax expense	1,100	213	160
Total income tax expense (benefit)	$1,227	$282	$274

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) as reflected in the consolidated statements of operations are as follows:

Years ended December 31	2017		2016		2015
Income tax expense (benefit) at statutory rate	$377	35.0%	$295	35.0%	$321	35.0%
Non-U.S. tax on non-U.S. earnings	(28)	(2.6)%	(25)	(3.0)%	(46)	(5.0)%
State income taxes, net of federal benefit	39	3.6%	26	3.1%	24	2.6%
Reserve for uncertain tax positions	3	0.3%	(13)	(1.6)%	1	0.1%
Other provisions	(7)	(0.6)%	(2)	(0.4)%	14	1.6%
Valuation allowances	(8)	(0.7)%	(7)	(0.8)%	(9)	(1.0)%
Section 199 deduction	(18)	(1.7)%	(15)	(1.7)%	(19)	(2.1)%
U.S. tax on undistributed non-U.S. earnings	20	1.9%	25	3.0%	(7)	(0.8)%
Research credits	(4)	(0.4)%	(2)	(0.2)%	(5)	(0.5)%
Loss on sale of investment	(21)	(2.0)%	—	—%	—	—%
U.S. tax reform	874	81.2%	—	—%	—	—%
	$1,227	114.0%	$282	33.4%	$274	29.9%
Income tax expense for the year ended December 31, 2017 was $1.2 billion, an increase of $945 million, driven by $874 million of non-recurring charges during the year related to the enactment of the Tax Act which drove an effective tax rate in excess of the current U.S. federal statutory rate of 35%.
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s consolidated balance sheets, rather than Income tax expense, are a result of retirement benefit adjustments, currency translation adjustments, and fair value adjustments to available-for-sale securities. The adjustments were benefits of $49 million, $87 million, and $62 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and generally, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings. As a result of the Tax Act, dividends from foreign subsidiaries are now exempt, and the U.S. tax accrual for undistributed foreign earnings is limited primarily to foreign withholding taxes and inherent capital gains that would result from distribution of foreign earnings which are not permanently reinvested.

Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. income taxes have been provided, aggregate to $1.8 billion at December 31, 2017. However, the Company believes that the additional income tax charge with respect to such earnings, if distributed, would be immaterial. On a cash basis, these repatriations from the Company's non-U.S. subsidiaries could require the payment of additional taxes. The portion of earnings not reinvested indefinitely may be distributed without an additional charge given the U.S. federal and foreign income tax accrued on undistributed earnings.
Gross deferred tax assets were $2.1 billion and $3.1 billion at December 31, 2017 and 2016, respectively. Deferred tax assets, net of valuation allowances, were $1.5 billion at December 31, 2017 and $3.0 billion at December 31, 2016, respectively. Gross deferred tax liabilities were $546 million and $900 million at December 31, 2017 and 2016, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2017	2016
Inventory	$46	$29
Accrued liabilities and allowances	74	136
Employee benefits	374	693
Capitalized items	18	169
Tax basis differences on investments	—	7
Depreciation tax basis differences on fixed assets	72	74
Undistributed non-U.S. earnings	(26)	(27)
Tax carryforwards	778	927
Business reorganization	16	36
Warranty and customer liabilities	21	21
Deferred revenue and costs	142	122
Valuation allowances	(604)	(118)
Deferred charges	—	37
Other	(3)	(8)
	$908	$2,098
At December 31, 2017 and 2016, the Company had valuation allowances of $604 million and $118 million, respectively, against its deferred tax assets, including $90 million and $85 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance increased $481 million during 2017 primarily related to the $471 million valuation allowance on foreign tax credits due to new limitations imposed on the utilization of such credits under the Tax Act. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2017	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$56	$12	2022-2036
Foreign tax credits	—	471	2018-2023
General business credits	—	98	2026-2037
State tax losses	—	39	2018-2030
State tax credits	—	28	2018-2031
Non-U.S. Subsidiaries:
Japan tax losses	100	31	2018-2025
Germany tax losses	35	11	Unlimited
United Kingdom tax losses	88	16	Unlimited
Singapore tax losses	33	6	Unlimited
Other subsidiaries tax losses	129	31	Various
Spain tax credits	—	26	Various
Other subsidiaries tax credits	—	9	Various
		$778
The Company had unrecognized tax benefits of $76 million and $68 million at December 31, 2017 and December 31, 2016, respectively, of which approximately $30 million, if recognized, would affect the effective tax rate for both 2017 and 2016, net of resulting changes to valuation allowances.
A roll-forward of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1	$68	$88
Additions based on tax positions related to current year	10	—
Additions for tax positions of prior years	22	2
Reductions for tax positions of prior years	(1)	(15)
Settlements and agreements	(20)	(3)
Lapse of statute of limitations	(3)	(4)
Balance at December 31	$76	$68

The IRS has completed its examination of the Company's 2012 and 2013 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2008-2017
Australia	2014-2017
Brazil	2013-2017
Canada	2014-2017
China	2013-2017
Mexico	2012-2017
Germany	2011-2017
India	1997-2017
Israel	2012-2017
Poland	2014-2017
Malaysia	2010-2017
United Kingdom	2016-2017
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
Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be in the range of a $10 million tax charge to a $30 million tax benefit, with cash payments not to exceed $20 million.
At December 31, 2017, the Company had $31 million accrued for interest and $19 million accrued for penalties on unrecognized tax benefits. At December 31, 2016, the Company had $26 million and $18 million accrued for interest and penalties, respectively, on unrecognized tax benefits.
7.    Retirement Benefits
Pension and Postretirement Health Care Benefits Plans
U.S. Pension Benefit Plans
The Company’s noncontributory U.S. pension plan (the "U.S. Pension Plan") provides benefits to U.S. employees hired prior to January 1, 2005, who became eligible after one year of service. The Company also has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan ("MSPP"), which provided supplemental benefits to individuals by replacing benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the "Cap") or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee's MSPP benefit for all future years is the greater of: (i) such employee's eligible compensation as of January 1, 2007 (frozen at that amount) or (ii) the relevant Cap for the given year. In December 2008, the Company amended the U.S. Pension Plan and MSSP (together the "U.S. Pension Plans") such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.
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
The Amendments to the Postretirement Health Care Benefits Plan required remeasurement of the plan, resulting in a reduction in the Postretirement Benefit Obligation. A substantial portion of the decrease related to prior service credits and will be amortized as a credit to the condensed consolidated statements of operations over approximately five years, or the period in which the remaining employees eligible for the plan qualify for benefits under the plan.
Non U.S. Pension Benefit Plans
The Company also provides defined benefit plans which cover non U.S. employees in certain jurisdictions, principally the United Kingdom and Germany (the “Non-U.S. Pension Benefit Plans”). Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
In June 2015, the Company amended its Non-U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015. As a result, the Company recorded a curtailment gain of $32 million to Other Charges within the Company's consolidated statement of operations during 2015.
During the years ended December 31, 2017 and 2016, the Company offered lump-sum settlements to certain participants in the Non-U.S. defined benefit plan within the United Kingdom. The lump-sum settlements were targeted to certain participants who had accrued a pension benefit, but had not yet started receiving pension benefit payments. As a result of the actions taken, the Company recorded settlement losses of $48 million and $26 million in 2017 and 2016, respectively, which are recorded within Other charges within the consolidated statement of operations.

Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$3	$11	$12	$—	$—	$1
Interest cost	185	182	193	40	55	66	3	4	8
Expected return on plan assets	(229)	(220)	(212)	(92)	(93)	(103)	(10)	(9)	(9)
Amortization of:
Unrecognized net loss	44	37	46	16	11	17	5	5	8
Unrecognized prior service benefit	—	—	—	—	—	(3)	(18)	(27)	(59)
Curtailment gain	—	—	—	—	—	(32)	—	—	—
Settlement loss	—	—	—	48	26	—	—	—	—
Net periodic cost (benefit)	$—	$(1)	$27	$15	$10	$(43)	$(20)	$(27)	$(51)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$4,644	$4,304	$1,791	$1,815	$83	$192
Service cost	—	—	3	11	—	—
Interest cost	185	182	40	55	3	4
Plan amendments	—	—	—	—	—	(70)
Settlements	—	—	(201)	(103)	—	—
Actuarial loss (gain)	502	256	52	359	6	(27)
Foreign exchange valuation adjustment	—	—	193	(293)	—	—
Expenses and tax payments	—	—	—	(7)	—	—
Benefit payments	(96)	(98)	(34)	(46)	(7)	(16)
Benefit obligation at December 31	$5,235	$4,644	$1,844	$1,791	$85	$83
Change in plan assets:
Fair value at January 1	$3,195	$3,130	$1,565	$1,696	$136	$143
Return on plan assets	512	160	96	309	21	6
Company contributions	3	3	7	8	—	—
Settlements	—	—	(201)	(103)	—	—
Foreign exchange valuation adjustment	—	—	157	(292)	—	—
Expenses and tax payments	—	—	—	(7)	—	—
Benefit payments	(96)	(98)	(34)	(46)	(6)	(13)
Fair value at December 31	$3,614	$3,195	$1,590	$1,565	$151	$136
Funded status of the plan	$(1,621)	$(1,449)	$(254)	$(226)	$66	$53
Unrecognized net loss	2,229	2,054	518	559	64	75
Unrecognized prior service benefit	—	—	—	—	(49)	(67)
Prepaid pension cost	$608	$605	$264	$333	$81	$61
Components of prepaid (accrued) pension cost:
Current benefit liability	(3)	(3)	$—	—	$—	—
Non-current benefit liability	(1,618)	(1,446)	(294)	(251)	—	—
Non-current benefit asset	—	—	40	25	66	53
Deferred income taxes	544	762	58	57	6	4
Accumulated other comprehensive loss	1,685	1,292	460	502	9	4
Prepaid pension cost	$608	$605	$264	$333	$81	$61
The benefit obligation and plan assets for the Company's U.S. Pension Benefit Plan and Postretirement Health Care Benefit Plan are measured as of December 31, 2017. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from eleven to thirty-four years. Prior service costs will be amortized over periods ranging from one to five years. Benefits under all pension plans are valued based on the projected unit credit cost method.
The net periodic cost for 2018 will include amortization of the unrecognized net loss for the U.S. Pension Benefit Plans and Non U.S. Pension Benefit Plans, currently included in Accumulated other comprehensive loss, of $56 million and $12 million, respectively. It is estimated that the 2018 net periodic expense for the Postretirement Health Care Benefits Plan will include amortization of net periodic benefits of $10 million, comprised of unrecognized net losses and prior service benefits, currently included in Accumulated other comprehensive loss.

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
Effective January 1, 2016, the Company changed the method used to estimate the interest and service cost components of net periodic cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest and service cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of net periodic cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest and service costs. This change does not affect the measurement of total benefit obligations as the change in interest and service cost is completely offset in the actuarial loss reported in the period. The Company has concluded that this change is a change in estimate and, therefore, has accounted for it prospectively beginning January 1, 2016. Based on the change in estimate, the Company experienced a $28 million reduction in interest costs for the year ended December 31, 2016 compared to the prior approach. The overall reduction in the interest cost for the year ended December 31, 2016 is comprised of $18 million related to the U.S. Pension Benefit Plans, $4 million related to the Postretirement Health Care Benefit Plan, and $6 million related to the Non U.S. Pension Benefits Plans.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2017	2016	2017	2016	2017	2016
Discount rate	4.02%	4.27%	2.22%	3.22%	3.29%	3.14%
Investment return assumption	6.95%	7.00%	5.20%	5.90%	7.00%	7.00%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2017	2016	2017	2016	2017	2016
Discount rate	3.79%	4.42%	2.34%	2.54%	3.62%	4.11%
Future compensation increase rate	n/a	n/a	0.52%	0.46%	n/a	n/a
The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2017	2016	2017	2016
Accumulated benefit obligation	$5,235	$4,644	$1,838	$1,785
In 2014, the Society of Actuaries ("SOA") released the “RP-2014 White Collar” mortality table which was utilized in calculating the 2014 projected benefit obligation. During 2016, the SOA issued an update, Mortality Improvement Scale MP-2016, which includes two additional years of mortality data and was utilized to calculate the 2017 and 2016 projected benefit obligations.

Investment Policy
The individual plans have adopted an investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plans retain professional advisors and investment managers that invest plan assets into various classes including, but not limited to: equity and fixed income securities, cash, cash equivalents, hedge funds, infrastructure/utilities, insurance contracts, leveraged loan funds and real estate. The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic cost. The individual plans have target mixes for these asset classes, which are readjusted periodically when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level.
The weighted-average asset allocations by asset categories for all pension and the Postretirement Health Care Benefits plans were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2017	2016	2017	2016
Target Mix:
Equity securities	31%	33%	35%	37%
Fixed income securities	49%	46%	44%	43%
Cash and other investments	20%	21%	21%	20%
Actual Mix:
Equity securities	29%	34%	34%	37%
Fixed income securities	49%	47%	44%	43%
Cash and other investments	22%	19%	22%	20%
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
Cash Funding
The Company made $3 million of contributions to its U.S. Pension Benefit Plans during 2017 and 2016. The Company contributed $7 million to its Non U.S. Pension Benefit Plans during 2017, compared to $8 million contributed in 2016. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2017 or 2016.
We expect to make a $500 million contribution to our U.S. Pension Plans in 2018, taking advantage of the recently enacted tax reform. As a result, we will generate a tax benefit under the current U.S. federal tax rate of 35% for the plan year 2017, before the enacted rate lowers to 21% as a result of the Tax Act.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2018	$135	$43	$8
2019	151	45	7
2020	168	46	7
2021	190	47	6
2022	213	49	6
2023-2027	1,338	261	26
Other Benefit Plans
Split-Dollar Life Insurance Arrangements
The Company maintains a number of endorsement split-dollar life insurance policies on now-retired officers under a frozen plan. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola Solutions owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola Solutions endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits. It is currently expected that minimal cash payments will be required to fund these policies.
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2017, 2016 and 2015. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $62 million and $58 million as of December 31, 2017 and December 31, 2016, respectively.
Deferred Compensation Plan
The Company maintains a deferred compensation plan (“the Plan”) for certain eligible participants. Under the Plan, participants may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations. Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the Company's 401(k) plan. The Plan also allows for Company matching contributions for the following: (i) the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for board officers, (ii) lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) discretionary amounts as approved by the Compensation and Leadership Committee of the Board of Directors.
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2017, 2016 and 2015 were $28 million, $26 million and $28 million, respectively.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2017, 2016, and 2015 the Company made no discretionary contributions.

8.    Share-Based Compensation Plans and Other Incentive Plans
The Company grants options and stock appreciation rights to acquire shares of common stock to certain employees and to existing option holders of acquired companies in connection with the merging of option plans following an acquisition. Each option granted and stock appreciation right has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of five to ten years and vest over two to three years. In conjunction with a change in control, stock options and stock appreciation rights assumed or replaced with comparable stock options or stock appreciation rights only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or resigns for good reason within 24 months of a change in control.
Restricted stock unit (“RSU”) grants consist of shares or the rights to shares of the Company’s common stock which are awarded to certain employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. In conjunction with a change in control, shares of RSUs assumed or replaced with comparable shares of RSUs will only have the restrictions lapse if the holder is also involuntarily terminated (for a reason other than cause) or resigns for good reason within 24 months of a change in control.
Performance-based stock options (“performance options”) and market stock units ("MSUs") have been granted to certain Company executive officers. Performance options have a three-year performance period and are granted as a target number of units subject to adjustment based on company performance. Each performance option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards have a contractual life of ten years. Shares ultimately issued for performance option awards granted are based on the actual total shareholder return (“TSR”) compared to the S&P 500 over the three year performance period based on a payout factor that corresponds to actual TSR results as established at the date of grant. Vesting occurs on the third anniversary of the grant date. Under the terms of the MSUs, vesting is conditioned upon continuous employment until the vesting date and the payout factor is at least 60% of the share price on the award date. The payout factor is the share price on vesting date divided by share price on award date, with a maximum of 200%. The share price used in the payout factor is calculated using an average of the closing prices on the grant or vesting date, and the 30 calendar days immediately preceding the grant or vesting date. Vesting occurs ratably over three years.
On August 25, 2015, in conjunction with the issuance of the Senior Convertible Notes, and on March 9, 2017, the Company approved grants of performance-contingent stock options (“PCSOs”) to certain executive officers. The PCSOs vest upon satisfaction of the following stock price hurdles which must be maintained for 10-consecutive trading days within the performance period ending August 25, 2018 and continuous employment over the vesting period. For PCSOs granted on August 25, 2015, 20% of the total award will vest at an $85 stock price, an additional 30% of the total award will vest at a $102.50 stock price, and the final 50% of the total award will vest at a $120 stock price. For options granted March 9, 2017, 44% of the total award will vest at an $85 stock price, an additional 24% of the total award will vest at a $102.50 stock price, and the 32% of the award will vest at a $120 stock price. If any stock price hurdles are not met during the performance period, the corresponding portion of the options will not vest and will be forfeited. The August 25, 2015 awards have a seven-year term and a per share exercise price of $68.50. The March 9, 2017 awards have a five and a half year term and a per share exercise price of $81.37.

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2017, 2016 and 2015, employees purchased 0.8 million, 0.9 million and 1.0 million shares, respectively, at purchase prices of $63.96 and $72.11, $57.60 and $64.69, and $52.99 and $56.67, respectively.
Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2017, 2016 and 2015 was $15.16, $13.09 and $10.21, respectively, using the following weighted-average assumptions:

	2017	2016	2015
Expected volatility	24.0%	23.7%	20.0%
Risk-free interest rate	2.1%	1.4%	1.6%
Dividend yield	3.5%	2.9%	2.9%
Expected life (years)	5.9	6.0	6.0
The Company calculates the value of each performance option, MSU, and PCSO using the Monte Carlo Simulation, estimated on the date of grant. The fair value of performance options, MSUs, and PCSOs granted during 2017 was $21.47, $85.74 and $7.76, respectively. The fair value of performance options and MSUs granted during 2016 was $19.80 and $76.48, respectively. The fair value of performance options, MSUs, and PCSOs granted during 2015 was $17.42, $60.37 and $3.97, respectively. The following assumptions were used for the calculations.

	2017 Performance Options	2016 Performance Options	2015 Performance Options
Expected volatility of common stock	24.1%	25.3%	21.0%
Expected volatility of the S&P 500	25.6%	19.8%	23.3%
Risk-free interest rate	2.4%	1.7%	1.8%
Dividend yield	3.7%	2.8%	2.9%
Expected life (years)	6.5	6.5	6.5

	2017 Market Stock Units	2016 Market Stock Units	2015 Market Stock Units
Expected volatility of common stock	24.1%	24.2%	19.3%
Risk-free interest rate	1.7%	1.1%	1.1%
Dividend yield	2.9%	2.8%	2.9%

	2017 PCSOs	2015 PCSOs
Expected volatility of common stock	24.1%	26.0%
Risk-free interest rate	1.8%	1.5%
Dividend yield	3.0%	3.1%
Expected life (years)	3.5	5
The Company uses the implied volatility for traded options on the Company’s stock as the expected volatility assumption in the valuation of stock options, performance options, MSUs, and PCSOs. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The Company uses the historical volatility as the expected volatility assumption in the valuation of performance options in order to calculate the correlation coefficients between the S&P 500 and the Company's stock, which can only be calculated using historical data.

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
The Company has applied forfeiture rates, estimated based on historical data, of 10%-35% to the stock option fair values calculated by the Black-Scholes option pricing model. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.
The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, including performance options and PCSOs, at December 31, 2017 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
Under $30	537	$27	2	537	$27	2
$30-$40	1,557	39	3	1,557	39	3
$41-$50	8	45	3	8	45	3
$51-$60	842	55	5	834	55	5
$61-$70	2,790	68	5	799	66	6
$71-$80	596	72	8	86	72	8
$81 and over	952	82	8	3	81	9
	7,282			3,824
As of December 31, 2017, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Performance Options*		Restricted Stock Units		Market Stock Units
Shares Outstanding in Thousands	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2017	5,218	$50	2,066	$69	1,333	$63	116	$69
Granted	385	82	612	81	650	78	71	86
Releases/Exercised	(935)	53	—	—	(656)	64	(54)	68
Adjustment for payout factor	—	—	—	—	—	—	6	69
Forfeited/Canceled	(64)	76	—	—	(70)	71	—	—
Balance as of December 31, 2017	4,604	$52	2,678	$72	1,257	$70	139	$78

Vested or expected to vest	4,283	48	464	73	519	64	79	65
* Inclusive of PCSO awards
At December 31, 2017 and 2016, 9.6 million and 11.2 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2017	2016	2015
Share-based compensation expense included in:
Costs of sales	$9	$9	$9
Selling, general and administrative expenses	43	45	52
Research and development expenditures	14	14	17
Share-based compensation expense included in Operating earnings	66	68	78
Tax benefit	22	21	24
Share-based compensation expense, net of tax	$44	$47	$54
Decrease in basic earnings per share	$(0.27)	$(0.28)	$(0.25)
Decrease in diluted earnings per share	$(0.27)	$(0.27)	$(0.25)
At December 31, 2017, the Company had unrecognized compensation expense related to RS, RSUs, and MSUs of $56 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS, RSU and MSU shares vested during the years ended December 31, 2017, 2016, and 2015 was $39 million, $54 million, and $55 million, respectively. The aggregate fair value of outstanding RS, RSUs, and MSUs as of December 31, 2017 was $98 million.
At December 31, 2017, the Company had $15 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans including performance options and PCSO's that will be recognized over the weighted average period of approximately two years, and $4 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. Cash received from stock option exercises and the employee stock purchase plan was $82 million, $93 million, and $84 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $31 million, $16 million, and $15 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2017 was $227 million and $165 million, respectively, based on a December 31, 2017 stock price of $90.34 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2017, 2016 and 2015 was $122 million, $114 million and $119 million, respectively.
Long-Range Incentive Plan
The Long-Range Incentive Plan (“LRIP”) rewards elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three-year period. The expense for LRIP for the years ended December 31, 2017, 2016 and 2015 was $9 million, $12 million and $12 million, respectively.

9.    Fair Value Measurements
The Company holds certain fixed income securities, equity securities and derivatives, which are recognized and disclosed at fair value in the financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date and is measured using the fair value hierarchy. This hierarchy prescribes valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:
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

Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2017 and December 31, 2016 were as follows:

December 31, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Available-for-sale securities:
Corporate bonds	—	2	2
Common stock and equivalents	13	—	13
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5

December 31, 2016	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$9	$9
Available-for-sale securities:
Government, agency, and government-sponsored enterprise obligations	—	51	51
Corporate bonds	—	5	5
Liabilities:
Foreign exchange derivative contracts	$—	$32	$32
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2017 and 2016 were as follows:
U.S. Pension Benefit Plans

December 31, 2017	Level 1	Level 2	Total
Equities	$10	$—	$10
Commingled funds	2,198	—	2,198
Government fixed income securities	10	285	295
Corporate fixed income securities	—	900	900
Short-term investment funds	186	—	186
Total investment securities	$2,404	$1,185	$3,589
Accrued income receivable			12
Cash			13
Fair value plan assets			$3,614

December 31, 2016	Level 1	Level 2	Total
Equities	$95	$—	$95
Commingled funds	1,357	551	1,908
Government fixed income securities	—	179	179
Corporate fixed income securities	—	825	825
Short-term investment funds	183	—	183
Total investment securities	$1,635	$1,555	$3,190
Cash			5
Fair value plan assets			$3,195

Non-U.S. Pension Benefit Plans

December 31, 2017	Level 1	Level 2	Total
Equities	$136	$—	$136
Commingled funds	431	38	469
Government fixed income securities	3	779	782
Short-term investment funds	92	—	92
Total investment securities	$662	$817	$1,479
Cash			3
Accrued income receivable			55
Insurance contracts			53
Fair value plan assets			$1,590

December 31, 2016	Level 1	Level 2	Total
Equities	$161	$—	$161
Commingled funds	279	209	488
Government fixed income securities	—	823	823
Short-term investment funds	—	1	1
Total investment securities	$440	$1,033	$1,473
Cash			45
Insurance contracts			47
Fair value plan assets			$1,565
Postretirement Health Care Benefits Plan

December 31, 2017	Level 1	Level 2	Total
Equities	$1	$—	$1
Commingled funds	92	—	92
Government fixed income securities	—	12	12
Corporate fixed income securities	—	38	38
Short-term investment funds	8	—	8
Fair value plan assets	$101	$50	$151

December 31, 2016	Level 1	Level 2	Total
Equities	$4	$—	$4
Commingled funds	58	24	82
Government fixed income securities	—	7	7
Corporate fixed income securities	—	35	35
Short-term investment funds	8	—	8
Fair value plan assets	$70	$66	$136
The following is a description of the categories of investments:
Equities — A diversified portfolio of corporate common stock and preferred stock.
Commingled funds — Investments primarily in investment grade corporate and government related securities. This class also includes investments in mortgage-backed securities, futures and options.
Government fixed income securities — Securities issued by municipal, domestic and foreign government agencies, as well as index-linked government bonds.
Corporate fixed income securities — A diversified portfolio of primarily investment grade bonds issued by corporations.
Short-term investment funds — Investments in money market accounts and derivatives with a liquidity of less than 90 days.

Level 1 investments include securities which are valued at the closing price reported on the active market in which the individual securities are traded. Level 2 investments consist principally of securities which are valued using independent third party pricing sources. A variety of inputs are utilized by the independent pricing sources including market based inputs, binding quotes, indicative quotes, and ongoing redemption and subscription activity. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation.
At December 31, 2017, the Company had $633 million of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its consolidated balance sheet, compared to $309 million at December 31, 2016. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2017 was $4.6 billion (Level 2), compared to a face value of $4.5 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2017	2016
Long-term receivables	$37	$63
Less current portion	(18)	(14)
Non-current long-term receivables	$19	$49
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. The Company recognized Interest income on long-term receivables of $1 million, $2 million, and $2 million for the years ended December 31, 2017, 2016 and 2015.
Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $93 million at December 31, 2017, compared to $125 million at December 31, 2016.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2017, 2016 and 2015.

Years ended December 31	2017	2016	2015
Accounts receivable sales proceeds	$193	$51	$29
Long-term receivables sales proceeds	284	289	196
Total proceeds from receivable sales	$477	$340	$225
At December 31, 2017, the Company had retained servicing obligations for $873 million of long-term receivables, compared to $774 million of long-term receivables at December 31, 2016. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.

Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2017 and December 31, 2016 is as follows:

December 31, 2017	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$21	$—	$1	$2
Commercial loans and leases secured	16	1	3	1
Long-term receivables, including current portion	$37	$1	$4	$3

December 31, 2016	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—	$—	$—
Commercial loans and leases secured	43	—	—	2
Long-term receivables, including current portion	$63	$—	$—	$2
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
11.    Commitments and Contingencies
Lease Obligations
The Company leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2017, 2016 and 2015 was $94 million, $84 million, and $42 million, respectively.
At December 31, 2017, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows:

(in millions)	2018	2019	2020	2021	2022	Beyond
	$121	$107	$82	$64	$53	$234
Purchase Obligations
During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2017, the Company had entered into firm, noncancelable, and unconditional commitments under such arrangements through 2022. The Company expects to make total payments of $237 million under these arrangements as follows: $173 million in 2018, $41 million in 2019, $15 million in 2020, $7 million in 2021, and $1 million in 2022.
The Company outsources certain corporate functions, such as benefit administration and information technology-related services, under various contracts, the longest of which is expected to expire in 2022. The remaining payments under these contracts are approximately $97 million over the remaining life of the contracts. However, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at December 31, 2017.
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

12.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products: The Products segment is comprised of Devices and Systems. Devices includes two-way portable and vehicle-mounted radios, accessories, software features, and upgrades. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In 2017, the segment’s net sales were $3.8 billion, representing 59% of the Company's consolidated net sales.
Services: The Services segment provides a full set of offerings for government, public safety and commercial communication networks including: (i) Integration services, (ii) Managed & Support services, and (iii) iDEN services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support and hardware maintenance. More advanced offerings include network monitoring, software maintenance and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services and SaaS offerings are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. iDEN services consists primarily of hardware and software maintenance services for our legacy iDEN customers. In 2017, the segment’s net sales were $2.6 billion, representing 41% of the Company's consolidated net sales.
For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for more than 10% of the Company's net sales.
Segment Information
The following table summarizes Net sales and Operating earnings by segment:

	Net Sales			Operating Earnings
Years ended December 31	2017	2016	2015	2017	2016	2015
Products	$3,772	$3,649	$3,676	$914	$734	$704
Services	2,608	2,389	2,019	368	333	290
	$6,380	$6,038	$5,695	1,282	1,067	994
Total other expense				(206)	(223)	(77)
Earnings from continuing operations before income taxes				$1,076	$844	$917

The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2017	2016	2015	2017	2016	2015
Products	$116	$104	$76	$102	$68	$82
Services	111	167	99	90	114	60
	$227	$271	$175	$192	$182	$142
The Company's "chief operating decision maker" does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2017	2016	2015	2017	2016	2015
United States	$3,725	$3,566	$3,473	$5,138	$5,653	$6,213
United Kingdom	558	528	96	2,329	2,300	1,127
Other, net of eliminations	2,097	1,944	2,126	741	510	1,006
	$6,380	$6,038	$5,695	$8,208	$8,463	$8,346
Net sales attributed to geographic area are predominately based on the ultimate destination of the Company's products and services.

13.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits. In addition to the Involuntary Severance Plan, during the year ended December 31, 2016, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at six months of salary, were equalized for all employment level grades and capped at a full year’s salary.
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
During 2017, 2016, and 2015 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s segments were impacted by these plans. The employees affected were located in all geographic regions.
2017 Charges
During 2017, the Company recorded net reorganization of business charges of $42 million, including $9 million of charges in Costs of sales and $33 million of charges in Other charges in the Company’s consolidated statements of operations. Included in the $42 million were charges of $43 million for employee separation costs and $8 million for exit costs, partially offset by $9 million of reversals of accruals no longer needed.

The following table displays the net charges incurred by segment:

Year ended December 31	2017
Products	$31
Services	11
$42
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2017 to December 31, 2017:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$7	$8	$—	$(6)	$9
Employee separation costs	94	43	(9)	(87)	41
	$101	$51	$(9)	$(93)	$50
Exit Costs
At January 1, 2017, the Company had $7 million accrual for exit costs. There were $8 million of additional charges in 2017. The $6 million used in 2017 reflects cash payments. The remaining accrual of $9 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2017, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2017, the Company had an accrual of $94 million for employee separation costs. The 2017 additional charges of $43 million represent severance costs for approximately an additional 400 employees, of which 100 were direct employees and 300 were indirect employees. The adjustments of $9 million reflect reversals of accruals no longer needed. The $87 million used in 2017 reflects cash payments to severed employees. The remaining accrual of $41 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2017, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 100 employees to be separated in 2018.
2016 Charges
During 2016, the Company recorded net reorganization of business charges of $140 million, including $43 million of charges in Costs of sales and $97 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $140 million are charges of: (i) $120 million for employee separation costs, (ii) a $17 million building impairment charge, (iii) $5 million for exit costs, and (iv) $3 million for the impairment of the corporate aircraft, partially offset by $5 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2016
Products	$106
Services	34
$140
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs, including those related to discontinued operations which were maintained by the Company after the sale of the Enterprise business, from January 1, 2016 to December 31, 2016:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$9	$5	$(1)	$(6)	$7
Employee separation costs	51	120	(4)	(73)	94
	$60	$125	$(5)	$(79)	$101
Exit Costs
At January 1, 2016, the Company had $9 million accrual for exit costs. There were $5 million of additional charges in 2016. The $6 million used in 2016 reflects cash payments. The remaining accrual of $7 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2016, primarily represented future cash payments for lease obligations.

Employee Separation Costs
At January 1, 2016, the Company had an accrual of $51 million for employee separation costs. The additional 2016 charges of $120 million represent severance costs for approximately an additional 1,300 employees, of which 400 were direct employees and 900 were indirect employees. The adjustments of $4 million reflect reversals of accruals no longer needed. The $73 million used in 2016 reflects cash payments to severed employees. The remaining accrual of $94 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2016.
2015 Charges
During 2015, the Company recorded net reorganization of business charges of $117 million, including $9 million of charges in Costs of sales and $108 million of charges in Other charges in the Company’s consolidated statements of operations. Included in the aggregate $117 million are charges of: (i) $74 million for employee separation costs, (ii) $31 million for the impairment of the corporate aircraft, (iii) $10 million of charges for exit costs, and (iv) a $6 million building impairment charge, partially offset by $4 million of reversals for accruals no longer needed.
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
Exit Costs
At January 1, 2015, the Company had no accrual for exit costs. There were $10 million of additional charges in 2015. The $1 million used in 2015 reflects cash payments. The remaining accrual of $9 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at as of December 31, 2015, primarily represented future cash payments for lease obligations.
Employee Separation Costs
At January 1, 2015, the Company had an accrual of $57 million for employee separation costs. The additional 2015 charges of $74 million represent severance costs for approximately an additional 1,100 employees, of which 200 were direct employees and 900 were indirect employees. The adjustments of $10 million reflect $4 million of reversals of accruals no longer needed and $6 million of reversals of accruals held for employees separated from discontinued operations. The $70 million used in 2015 reflects cash payments to these severed employees. The remaining accrual of $51 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2015.

14.      Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.
Recent Developments
On February 1, 2018, we announced our intention to purchase Avigilon Corporation, a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions for a purchase price of approximately $1.3 billion Canadian dollars.
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
Other Acquisitions
On August 28, 2017, the Company completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers, for a gross purchase price of $225 million. As a result of the acquisition, the Company recognized $191 million of goodwill, $44 million of identifiable intangible assets and $10 million of acquired liabilities. The identifiable intangible assets were classified as $25 million of customer-related intangibles and $19 million of completed technology and will be amortized over a period of 13 to 16 years.
On March 13, 2017, the Company completed the acquisition of Interexport, a company that provides Managed & Support services for communications systems to public safety and commercial customers in Chile, for a gross purchase price of $98 billion Chilean pesos, or approximately $147 million U.S. dollars based on cash payments of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $61 million of identifiable intangible assets, $70 million of acquired property, plant and equipment and $16 million of net other tangible assets. The estimated identifiable intangible assets were classified as $56 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years.
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
Intangible Assets
Amortized intangible assets are comprised of the following:

	2017		2016
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$148	$55	$116	$38
Patents	2	2	8	6
Customer-related	977	242	810	101
Other intangibles	56	23	49	17
	$1,183	$322	$983	$162
Amortization expense on intangible assets, which is included within Other charges in the consolidated statements of operations, was $151 million, $113 million, and $8 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, future amortization expense is estimated to be $155 million in 2018, $154 million in 2019, $152 million in 2020, $151 million in 2021, and $148 million in 2022.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$173	$76	$178	$63
Services	1,010	246	805	99
	$1,183	$322	$983	$162

Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2016 to December 31, 2017:

	Products	Services	Total
Balance as of January 1, 2016	$270	$150	$420
Goodwill acquired	46	291	337
Foreign currency translation	—	(29)	(29)
Balance as of December 31, 2016	$316	$412	$728
Goodwill acquired	—	191	191
Purchase accounting adjustments	—	2	2
Foreign currency translation	—	17	17
Balance as of December 31, 2017	$316	$622	$938
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Products segment and Services segment each meet the definition of a reporting unit.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2017, 2016, and 2015. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. For fiscal years 2017, 2016, and 2015, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill.

15.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2017, 2016, and 2015:

	Balance at January 1	Charged to Earnings	Used	Adjustments*	Balance at December 31
2017
Allowance for doubtful accounts	$44	$16	$(16)	$1	$45
Inventory reserves	131	21	(19)	—	133
2016
Allowance for doubtful accounts	28	44	(26)	(2)	44
Inventory reserves	142	20	(33)	2	131
2015
Allowance for doubtful accounts	35	9	(17)	1	28
Inventory reserves	131	24	(13)	—	142
* Adjustments include translation adjustments

16.    Quarterly and Other Financial Data (unaudited)

	2017				2016
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,281	$1,497	$1,645	$1,957	$1,193	$1,430	$1,532	$1,883
Costs of sales	711	807	851	987	691	754	770	955
Gross margin	570	690	794	970	502	676	762	928
Selling, general and administrative expenses	232	242	248	257	234	240	247	277
Research and development expenditures	135	138	141	154	135	138	137	142
Other charges	27	53	67	48	33	74	37	106
Operating earnings	176	257	338	511	100	224	341	403
Net earnings (loss)*	77	131	212	(575)	17	107	192	243
Per Share Data (in dollars)
Net earnings (loss)*:
Basic earnings per common share	$0.47	$0.80	$1.30	$(3.56)	$0.10	$0.62	$1.15	$1.47
Diluted earnings per common share	0.45	0.78	1.25	(3.56)	0.10	0.61	1.13	1.43
Dividends declared	$0.47	$0.47	$0.47	$0.52	$0.41	$0.41	$0.41	$0.47
Dividends paid	0.47	0.47	0.47	0.47	0.41	0.41	0.41	0.41
Stock prices
High	$87.00	$89.15	$93.75	$95.30	$76.11	$76.32	$78.32	$84.00
Low	$76.92	$79.63	$82.86	$84.56	$60.36	$63.08	$64.77	$71.29
* Amounts attributable to Motorola Solutions, Inc. common shareholders.

17.    Discontinued Operations
On October 27, 2014, the Company completed the sale of its Enterprise business to Zebra Technologies Corporation ("Zebra") for $3.45 billion in cash. Certain assets of the Enterprise business were excluded from the transaction and retained by the Company, including the Company’s iDEN business. The historical financial results of the Enterprise business, excluding those assets and liabilities retained in the transaction, are reflected in the Company's consolidated financial statements and footnotes as discontinued operations for all periods presented. During the year ended December 31, 2015, the Company recognized a $30 million loss for discontinued operations related to the sale of its Enterprise business.

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
Management’s Report on Internal Control Over Financial Reporting.
Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2017.
The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Motorola Solutions, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Motorola Solutions, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Chicago, Illinois
February 16, 2018

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “2018 Director Nominees” of Motorola Solutions’ Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Corporate Governance - Committees of the Board” and “Audit Committee Matters - Report of Audit Committee” of the Proxy Statement.
The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Security Ownership Information-Section 16 (a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
The response to this Item also incorporates by reference the information under the caption “Important Dates for the 2019 Annual Meeting - Recommending a Director Candidate to the Governance and Nominating Committee” of the Proxy Statement.
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
Item 11. Executive Compensation
The response to this Item incorporates by reference the information under the captions "Director Compensation - Determining Director Compensation - How the Directors are Compensated,” "Compensation Discussion and Analysis," "Compensation and Leadership Committee Report,” "Compensation and Leadership Committee Interlocks and Insider Participation," and under “Named Executive Officer Compensation," the following subsections: "2017 Summary Compensation Table,” "Grants of Plan-Based Awards in 2017," “Outstanding Equity Awards at 2017 Fiscal Year-End,” “Option Exercises and Stock Vested in 2017,” "Nonqualified Deferred Compensation in 2017,” "Retirement Plans," "Pension Benefits in 2017," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements," of the Proxy Statement.
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

10.7
March 9, 2017 Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance-Contingent Stock Options (non-CEO) (incorporated by reference to Exhibit 10.8 to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.8
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 9, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.9
Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance-Contingent Stock Options (non-CEO) (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).

10.10
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after May 6, 2013 (incorporated by reference to Exhibit 10.2 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 1-7221)).

10.11
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after March 9, 2017 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.12
Form of Motorola Solutions Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.9 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-7221)).

10.13
Form of Motorola Solutions Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from January 4, 2011 to February 2, 2014 (incorporated by reference to Exhibit 10.11 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.14
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from August 1, 2009 to January 3, 2011 (incorporated by reference to Exhibit 10.1 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2009 (File No. 1-7221)).

10.15
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from May 6, 2008 to July 31, 2009 (incorporated by reference to Exhibit 10.54 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.16
Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 11, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.37 to Motorola Inc.’s Current Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).

10.17
Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2017 (incorporated by reference to Exhibit 10.7 to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.18
Form of Motorola Solutions Stock Option Consideration Agreement for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.14 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-7221)).

10.19
Form of Motorola Solutions Stock Option Consideration Agreement for grants from January 4, 2011 to February 2, 2014 (incorporated by reference to Exhibit 10.15 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.20
Form of Motorola, Inc. Stock Option Consideration Agreement for grants from May 6, 2008 to January 3, 2011 (incorporated by reference to Exhibit 10.56 to Motorola Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.21
Form of Motorola, Inc. Stock Option Consideration Agreement for grants from February 27, 2007 to May 5, 2008 (incorporated by reference to Exhibit 10.4 to Motorola Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

10.22
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 9, 2017 (incorporated by reference to Exhibit 10.2 to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.23
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers from March 9, 2015 to March 8, 2017 (incorporated by reference to Exhibit 10.2 to Motorola Solutions’ Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.24
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Section 16 Officers on or after March 9, 2017 (incorporated by reference to Exhibit 10.5 to Motorola Solutions’ Quarterly Report on Form 10-Q filed for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.25
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Section 16 Officers from May 6, 2013 to March 8, 2017 (incorporated by reference to Exhibit 10.1 to Motorola Inc’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 1-7221)).

10.26
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after March 9, 2017 (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.27
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.19 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-7221)).

10.28
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after March 9, 2017 (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.29
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

10.30
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

10.33
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.34
Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance-Contingent Stock Options (CEO) (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).

10.35
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010)(File No. 1-7221)).

10.36
Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from May 7, 2009 to January 3, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.14 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.37
Form of Motorola, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 31, 2008 to May 6, 2009 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.10 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.38
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

10.40
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

10.43
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

10.44
Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

10.45
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

10.50
Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).

10.51
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015 (incorporated by reference to Exhibit 10.5 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015 (File No. 1-7221)).

10.52
2017-2019 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 16, 2017 (incorporated by reference to Exhibit No. 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 1, 2017 (File No. 1-7221)).

10.53
2016-2018 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 18, 2016 (incorporated by reference to Exhibit No. 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2016 (File No. 1-7221)).

10.54
2015-2017 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2015 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 4, 2015 (File No. 1-7221)).

10.55
Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on June 5, 2013 (File No. 1-7221)).

10.56
Motorola Solutions Management Deferred Compensation Plan, as amended and restated effective as of December 1, 2010, as amended January 4, 2011 (incorporated by reference to Exhibit 10.57 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-7221)).

10.57
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-7221)).

10.58
Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-7221)).

10.59
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How the Directors are Compensated” of Motorola Solutions’ Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2017 (“Motorola Solutions’ Proxy Statement”)).

10.60
Description of Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Solutions’ Proxy Statement filed March 27, 2017, and incorporated by reference to Exhibit 10.2 to Motorola Solutions' Quarterly Report on Form 10-Q for the fiscal quarter ended on July 1, 2017 (File No. 1-7221)).

10.61
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.62
Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.63
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.64
Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on March 13, 2014 (File No. 1-7221)).

10.65
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

10.67
Revolving Credit Agreement dated as of April 25, 2017 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on April 27, 2017 (File No. 1-7221)).

10.68
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

10.69
Revised and Amended Aircraft Time Sharing Agreement as of October 1, 2015, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions’, Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (File No. 1-7221)).

10.70
Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P., dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on August 5, 2015 (file No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola Solutions, Inc.
23	Consent of Independent Registered Public Accounting Firm, see page 97 of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
**    Confidential treatment has been requested for portions of this agreement

(b)	Exhibits:
See Item 15(a) 3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola Solutions, Inc.:
We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 033-59285, 333-51847, 333-36308, 333-53120, 333-60560, 333-60612, 333-87728, 333-105107, 333-123879, 333-133736, 333-142845, 333-160137, and 333-204324) and Form S-3 (Nos. 333-76637, 333-206451, and 333-208332) of Motorola Solutions, Inc. of our reports dated February 16, 2018, with respect to the consolidated balance sheets of Motorola Solutions, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and the effectiveness of internal control over financial reporting as of December 31, 2017, which reports appear in the December 31, 2017 annual report on Form 10‑K of Motorola Solutions, Inc.

Chicago, Illinois
February 16, 2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer
February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 16, 2018
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ GINO A. BONANOTTE	Executive Vice President and	February 16, 2018
Gino A. Bonanotte	Chief Financial Officer (Principal Financial Officer)

/S/ JOHN K. WOZNIAK	Corporate Vice President and	February 16, 2018
John K. Wozniak	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH D. DENMAN	Director	February 16, 2018
Kenneth D. Denman

/S/ EGON P. DURBAN	Director	February 16, 2018
Egon P. Durban

/S/ CLAYTON M. JONES	Director	February 16, 2018
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 16, 2018
Judy C. Lewent

/S/ GREGORY K. MONDRE	Director	February 16, 2018
Gregory K. Mondre

/S/ ANNE R. PRAMAGGIORE	Director	February 16, 2018
Anne R. Pramaggiore

/S/ SAMUEL C. SCOTT III	Director	February 16, 2018
Samuel C. Scott III

/S/ JOSEPH M. TUCCI	Director	February 16, 2018
Joseph M. Tucci