Form 10-Q
period 2018-03-31
Motorola Solutions, Inc.
filed 2018-05-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 31, 2018:

Class	Number of Shares
Common Stock; $.01 Par Value	162,135,260

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2018	April 1, 2017
Net sales from products	$801	$703
Net sales from services	667	578
Net sales	1,468	1,281
Costs of products sales	383	347
Costs of services sales	416	364
Costs of sales	799	711
Gross margin	669	570
Selling, general and administrative expenses	279	244
Research and development expenditures	152	135
Other charges	67	18
Operating earnings	171	173
Other income (expense):
Interest expense, net	(46)	(51)
Gains on sales of investments and businesses, net	11	3
Other	4	(5)
Total other expense	(31)	(53)
Net earnings before income taxes	140	120
Income tax expense	23	42
Net earnings	117	78
Less: Earnings attributable to noncontrolling interests	—	1
Net earnings attributable to Motorola Solutions, Inc.	$117	$77
Earnings per common share:
Basic	$0.73	$0.47
Diluted	$0.69	$0.45

Weighted average common shares outstanding:
Basic	161.4	164.2
Diluted	170.6	169.9
Dividends declared per share	$0.52	$0.47
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Net earnings	$117	$78
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	48	34
Marketable securities	(6)	—
Defined benefit plans	12	19
Total other comprehensive income, net of tax	54	53
Comprehensive income	171	131
Less: Earnings attributable to noncontrolling interest	—	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$171	$130
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$795	$1,205
Restricted cash	63	63
Total cash and cash equivalents	858	1,268
Accounts receivable, net	1,179	1,523
Contract assets	800	—
Inventories, net	441	327
Other current assets	343	832
Total current assets	3,621	3,950
Property, plant and equipment, net	900	856
Investments	174	247
Deferred income taxes	973	1,023
Goodwill	1,535	938
Intangible assets, net	1,436	861
Other assets	412	333
Total assets	$9,051	$8,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$492	$52
Accounts payable	463	593
Contract liabilities	1,069	—
Accrued liabilities	1,072	2,286
Total current liabilities	3,096	2,931
Long-term debt	5,304	4,419
Other liabilities	2,190	2,585
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 3/31/18—162.7; 12/31/17—161.6
Outstanding shares: 3/31/18—162.1; 12/31/17—161.2
Additional paid-in capital	421	351
Retained earnings	531	467
Accumulated other comprehensive loss	(2,508)	(2,562)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,554)	(1,742)
Noncontrolling interests	15	15
Total stockholders’ equity (deficit)	(1,539)	(1,727)
Total liabilities and stockholders’ equity	$9,051	$8,208
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				117
Other comprehensive income			54
Issuance of common stock and stock options exercised	1.7	53
Share repurchase program	(0.6)			(66)
Share-based compensation expense		17
ASU 2016-16 Modified Retrospective Adoption				(30)
ASU 2014-09 Modified Retrospective Adoption				127
Dividends declared				(84)
Balance as of March 31, 2018	162.7	$423	$(2,508)	$531	$15
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017
Operating
Net earnings attributable to Motorola Solutions, Inc.	$117	$77
Earnings attributable to noncontrolling interests	—	1
Net earnings	117	78
Adjustments to reconcile Net earnings to Net cash provided by (used for) operating activities:
Depreciation and amortization	82	80
Non-cash other charges	3	15
Non-U.S. pension settlement loss	—	9
Share-based compensation expense	17	17
Gains on sales of investments and businesses, net	(11)	(3)
Deferred income taxes	7	23
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable, contract assets and contract liabilities	195	368
Inventories	(9)	(69)
Other current assets	2	(59)
Accounts payable and accrued liabilities	(350)	(307)
Other assets and liabilities	(553)	(10)
Net cash provided by (used for) operating activities	(500)	142
Investing
Acquisitions and investments, net	(1,125)	(106)
Proceeds from sales of investments and businesses, net	77	53
Capital expenditures	(41)	(68)
Net cash used for investing activities	(1,089)	(121)
Financing
Repayment of debt	(50)	(1)
Net proceeds from issuance of debt	1,296	—
Issuance of common stock	53	22
Purchase of common stock	(66)	(178)
Payment of dividends	(84)	(77)
Net cash provided by (used for) financing activities	1,149	(234)
Effect of exchange rate changes on cash and cash equivalents	30	12
Net decrease in cash and cash equivalents	(410)	(201)
Cash and cash equivalents, beginning of period	1,268	1,030
Cash and cash equivalents, end of period	$858	$829
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$55	$54
Income and withholding taxes, net of refunds	36	21
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and April 1, 2017 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Developments
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions for a purchase price of $974 million.
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc.("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million. This acquisition expands our software portfolio in the Command Center with additional solutions for Next Generation 9-1-1.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for the Company on January 1, 2019 and interim periods within that reporting period, with early adoption permitted. The ASU prescribes the use of a modified retrospective method upon adoption, which requires all prior periods presented in the financial statements to be restated, with a cumulative adjustment to retained earnings as of the beginning of the earliest period presented. The Company has begun to assess the impact of the ASU on its financial statements and expects a material impact to its balance sheet through the recording of right-of-use assets and lease obligations that were not required to be recorded within the balance sheet under current accounting standards. The Company has also begun to catalog its existing lease contracts and identify changes needed to systems and processes.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which is intended to simplify the application of hedge accounting and better portray the economic results of risk management strategies in the consolidated financial statements. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for the Company on January 1, 2019 with adoption permitted immediately in any interim or annual period (including the current period). The Company is currently assessing the impact of this ASU, including transition elections and required elections, on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
The Company adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” on January 1, 2018 using the modified retrospective method of adoption. The Company recognized $30 million related to the cumulative effect of applying the ASU as an adjustment to its opening retained earnings balance. The comparative information has not been restated and continues to be reported under accounting standards in effect in those periods. This ASU eliminates the prior application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use. Under the ASU, the Company will recognize tax expense when intra-entity transfers of assets other than inventory occur.
The Company adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The Company has restated its comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of the Company’s net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. The Company reclassified $20 million and $3 million in the three months ended March 31, 2018 and April 1, 2017, respectively.
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all the related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to its opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.
The Company has retained much of the same accounting treatment used to recognize revenue under ASC 606 as under accounting standards in effect in prior periods. Revenue on a significant portion of its System and Integration services contracts continues to be recognized under percentage of completion accounting, applying a cost-to-cost method. Managed & Support services contracts continue to be recognized ratably over relevant contract terms as the Company stands ready to perform. Finally, revenue on equipment sales continues to be recognized based on delivery terms as aligned with the transfer of control.
Under the new standard, the Company identified distinct promises to transfer goods and services within its contracts. For system contracts that are recognized under percentage of completion accounting, the Company has considered the factors used to determine whether promises made in the contract are distinct and determined that devices and accessories represent distinct goods. Accordingly, adoption of the new standard impacts the Company's system contracts, with the result being revenue recognized earlier as control of devices and accessories transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within the Company's system contracts, it continues to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time.
Under the new standard, revenue recognition for software sales is accelerated based on when control of software licenses and related support services are transferred to the customer. Amounts deferred under previous software accounting rules due to lack of vendor-specific objective evidence have been recognized as an adjustment through opening retained earnings.
Historically, the Company presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and the remaining three indicators of gross presentation under the new standard, the Company has determined that it is the principal in contracts that involve a third-party sales representative. Thus, under the new standard, the Company presents associated revenues on a gross basis, with the affect being an equal increase to selling, general and administrative expenses for its cost of third-party commissions.
Under prior accounting standards, the Company expensed sales commissions and other costs to obtain a contract as incurred. However, under the new standard, the Company capitalizes sales commissions and certain other costs as incremental costs to obtain a contract. Such costs are classified as a non-current contract cost assets within Other assets and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.
The new standard clarified the definition of a receivable and requires the Company to present its net position in a contract with a customer on the balance sheet. The position is presented as either a receivable, contract asset, or a contract liability. Under the new definition, accounts receivable are unconditional rights to consideration from a customer. Contract assets represent rights to consideration from a customer in exchange for transferred goods and services that are conditional on events other than the passage of time. Contract liabilities represent obligations to transfer goods and services for which the Company has received, or is due, consideration from a customer respectively. The Company reclassified its customer positions to align with the new definitions and presentation guidance. Accordingly, Unbilled accounts receivable and Costs and earnings in excess of billings have been reclassified from Accounts receivable and Other current assets, respectively, and are presented as Contract assets. Accounts receivable which are not due from customers have been reclassified into Other current assets. Deferred revenue, Billings in excess of costs and earnings, and Customer downpayments have been reclassified from Accrued liabilities and are presented as Contract liabilities. Non-current deferred revenue has been reclassified from Deferred revenue to Non-current contract liabilities within Other liabilities.

The cumulative effect of the changes made to our consolidated opening balance sheet as of January 1, 2018 due to the modified retrospective method of adoption of ASC 606 are as follows:
Balance Sheet (Selected captions)

(In millions)	December 31, 2017	Reclassification of Contract Assets	Reclassification of Non-customer receivables	Reclassification of Contract Liabilities	Impact of Adoption on Open Contracts	January 1, 2018
						(Unaudited)
ASSETS
Accounts receivable, net	$1,523	$(297)	$(24)	$—	$(4)	$1,198
Contract assets	—	846	—	—	85	931
Inventories, net	327	—	—	—	1	328
Other current assets	832	(549)	24	—	(23)	284
Deferred income taxes	1,023	—	—	—	(41)	982
Other assets	333	—	—	—	85	418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Contract liabilities	$—	$—	$—	$1,099	$(17)	$1,082
Accrued liabilities	2,286	—	—	(1,099)	—	1,187
Other liabilities	2,585	—	—	—	(7)	2,578
Stockholders’ Equity
Retained earnings	467	—	—	—	127	594

Adoption Impact to Financial Statements

The impact of the adoption of ASC 606 to the condensed consolidated financial statements for the three months ended March 31, 2018 is as follows:
Statements of Operations (Selected captions)

(In millions)	March 31, 2018	Adjustments due to ASC 606	March 31, 2018 Balances Under ASC 605
Net sales	$1,468	$(15)	$1,453
Gross margin	669	(15)	654
Selling, general and administrative expenses	279	(13)	266
Operating Earnings	171	(2)	169
Net earnings before income taxes	140	(2)	138
Net earnings attributable to Motorola Solutions Inc.	$117	$(2)	$115

Balance Sheet (Selected captions)

(In millions)	March 31, 2018	Adjustments due to ASC 606	March 31, 2018 Balances Under ASC 605

Accounts receivable, net	$1,179	$222	$1,401
Contract assets	800	(800)	—
Other current assets	343	520	863
Deferred income taxes	973	41	1,014
Other assets	412	(86)	326

Contract liabilities	$1,069	$(1,069)	$—
Accrued liabilities	1,072	1,086	2,158
Other liabilities	2,190	9	2,199
Stockholders’ Equity
Retained earnings	531	(129)	402

There is no impact to the Statement of comprehensive income or the Statement of cash flows, with the exception of changes to Net earnings and changes within assets and liabilities as presented on the balance sheet and disclosed above.

2. Revenue from Contracts with Customers
The Company adopted ASC 606 and all the related amendments on January 1, 2018, applying the modified retrospective method to all contracts not completed as of the date of adoption. The cumulative effect of adopting ASC 606 for contracts that were open as of the date of adoption is recognized as an adjustment to opening retained earnings in the period of adoption. All of the periods prior to the adoption of ASC 606 will continue to reflect the financial results recognized under the guidance of the previous revenue recognition standard.
In accordance with ASC 606, the Company recognizes revenue to reflect the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services. The Company records revenue following the five steps below:
1.Identify the contract with customers: A contract is an agreement between two or more parties that creates enforceable rights and obligations and specifies that enforceability is a matter of law. Contracts shall be accounted for when: (i) the parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the goods or services to be transferred, (iii) the Company can identify the payment terms for the goods or services to be transferred, (iv) the contract has commercial substance (that is, the risk, timing, or amount of the Company’s future cash flow is expected to change as a result of the contract), and (v) it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. It is the Company’s customary business practice to obtain a signed legal document as evidence of an arrangement.
2.Identify performance obligations in contracts: The goods or services promised in a contract must be evaluated at inception to identify as a performance obligation each promise to transfer to the customer either: (i) a distinct good or service, or (ii) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer.
3.Determine the transaction price: The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. In determining the transaction price, the Company considers the following components: (i) variable consideration, (ii) significant financing, (iii) noncash consideration, and (iv) consideration payable to a customer.
4.Allocate the transaction price: For a contract that has more than one distinct performance obligation, the Company must allocate the transaction price to each distinct performance obligation in an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for satisfying that specific performance obligation.
5.Recognize revenue when or as the entity satisfies a performance obligation: The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring control of a promised good or service to a customer.

Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three months ended March 31, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

(in millions)	Products	Services
Regions
Americas	$599	$396
EMEA	118	220
AP	84	51
Total	$801	$667

Major Products and Services
Systems and Integration	$182	$168
Devices	619	—
Managed & Support Services	—	499
Total	$801	$667

Customer Type
Direct	$466	$657
Indirect	335	10
Total	$801	$667

Products: The Products segment is comprised of Systems and Devices. Direct customers of the Products segment are typically government public safety and first-responder agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission critical needs. Indirect customers are defined as customers purchasing professional commercial radios and Avigilon video solutions, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications networks and video solutions are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations. On the Company's Products sales, it records consideration from shipping and handling on a gross basis with Net sales.
Systems: Systems include customized end-to-end radio network, command center, and video solutions. Radio network and command center solutions includes the aggregation of promises to the customer to provide the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. These individual promises are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised, as described in Integration Services below. The radio network and command center solutions represent distinct performance obligations for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. System revenue is recognized over an average duration of approximately one to two years.
Systems also includes Avigilon end-to-end security and surveillance solutions including video analytics, network video management hardware and software, and access control solutions, which are capable of being distinct and distinct in the context of the contract. Avigilon security and surveillance video solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Provisions for returns are determined on a portfolio basis using historical data. Revenue is recognized upon the transfer of control of the end-to-end video solution to the reseller partners, typically upon shipment.
Devices: Devices includes two-way portable and vehicle-mounted radios, accessories, software features, and upgrades. Devices also includes video surveillance cameras sold by Avigilon. Devices are considered capable of being distinct and distinct within the context of our contracts. Revenue is recognized upon the transfer of control of the devices to the customer at a point in time, typically consistent with delivery under the applicable shipping terms. Devices are sold by both the direct sales force and through reseller partners. Revenue is generally recognized upon transfer of devices to reseller partners, rather than the end-customer, except for limited consignment arrangements. Provisions for returns and reseller discounts are made on a portfolio basis using historical data.

Services: The Services segment provides a full set of offerings for government, public safety and commercial communication networks including Integration services and Managed & Support services. Direct customers of the Services segment are typically government public safety and first-responder agencies and municipalities. Indirect customers are commercial customers who distribute broadband push-to-talk services to a final end customer base. Contracts with our customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations.
Integration Services: Integration services includes implementation, optimization, and integration of networks, devices, software, and applications. Integration services are typically sold under a fixed price contract and bundled with other hardware or software offerings. The services can be sold in a contract as a distinct performance obligation. However, integration services typically are not distinct in the context of the contract as they represent a component of the system performance obligation subject to customization and integration services on hardware and software solutions. Revenue recognition on integration services is recognized over time based on input measures of costs incurred or units completed. Integration services are typically project implementations with an average duration of approximately one to two years.
Managed & Support Services: Managed & Support services includes a continuum of service offerings beginning with repair, technical support and hardware maintenance. More advanced offerings include network monitoring, software maintenance and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles and Smart Public Safety Solutions. Managed & Support services are both distinct and capable of being distinct in the context of the contract, representing a series of recurring services that the Company stands ready to perform over the contract term. Since Managed & Support services contracts typically allow for customers to terminate for convenience or for non-appropriations of fiscal funding, the contract term is generally considered to be limited to a monthly or annual basis, subject to customer renewal. While contracts with customers are typically fixed fee, certain managed services contracts may be subject to variable consideration related to the achievement of service level agreement performance measurements. The Company has not historically paid significant penalties under service level agreements, and accordingly it does not constrain its contract price. Certain contracts may also contain variable consideration driven by number of users. Revenue is typically recognized on Managed & Support services over time as a series of services performed over the contract term on a straight-line basis.
Significant Judgments
The Company enters into arrangements which consist of multiple promises to our customers. The Company evaluates whether the promised goods and services are distinct or a series of distinct goods or services. Where contracts contain multiple performance obligations, the Company generally allocates the total estimated consideration to each performance obligation based on applying an estimated selling price (“ESP”) as our best estimate of standalone selling price. The company determines ESP by: (i) collecting all reasonably available data points including sales, cost and margin analysis of the product or services, and other inputs based on its normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points, when appropriate, based on major product or service, type of customer, geographic market, and sales volume.
The Company accounts for certain system contracts on an over time basis, electing an input method of estimated costs as a measure of performance completed. The selection of the measurement of progress using estimated costs was based on a thorough consideration of alternatives of various output and input measures, including contract milestones and labor hours. However, the Company has determined that other input and output measures are not an appropriate measure of progress as they do not accurately align with the transfer of control on its customized product solutions. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
For system contracts accounted for over time using estimated costs as a measure of performance completed, the Company relies on estimates around the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. We have a standard and disciplined quarterly process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of work to be performed, the availability and cost of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of March 31, 2018 is $6.5 billion. A total of $1.7 billion is from Product performance obligations that are not yet satisfied, of which $1.0 billion is expected to be recognized in the next 12 months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.8 billion is from Services performance obligations that are not yet satisfied as of March 31, 2018. The determination of Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's Managed & Support services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.7 billion from unsatisfied Services performance obligations over the next 12 months, with the remaining performance obligations to be recognized over time as services are performed.
Contract Balances

(in millions)	January 1, 2018	March 31, 2018
Receivables	$1,198	$1,179
Contract assets	931	800
Contract liabilities	1,082	1,069
Non-current contract liabilities	162	167
Contract assets consist of amounts formerly classified as Revenue in excess of billings and Unbilled accounts receivable where the Company does not yet have an unconditional right to bill. Contract liabilities consist of amounts formerly classified Billings in excess of revenue recognized, Customer downpayments and Deferred revenue.
Payment terms on system contracts are typically tied to implementation milestones associated with progress on contracts, while revenue recognition is over-time based on a cost-to-cost method of measuring performance. The Company may recognize a contract asset or contract liability, depending on whether revenue has been recognized in excess of billings or billings in excess of revenue. Managed & Support services contracts are typically billed in advance, generating Contract liabilities until the Company has performed the services. The Company does not record a financing component to contracts when it expects, at contract inception, that the period between the transfer of a promised good or service and related payment terms are less than a year, applying practical expedients available under the accounting standards.
Revenue recognized during the three months ended March 31, 2018 which was previously included in Contract liabilities as of January 1, 2018 is $297 million. Revenue of $9 million was recognized during the three months ended March 31, 2018 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts. During the three months ended March 31, 2018, the Company added Accounts receivable of $87 million, Contract assets of $26 million, and Contract liabilities of $48 million related to acquisitions.
There have been no impairment losses recognized on customer receivables or contract assets during the three months ended March 31, 2018.

Contract Cost Balances

(in millions)	January 1, 2018	March 31, 2018
Current contract cost assets	$62	$62
Non-current contract cost assets	85	92
Contract cost assets represent incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to four years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $12 million for the three months ended March 31, 2018.

3. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	March 31, 2018	April 1, 2017
Other charges:
Intangibles amortization (Note 14)	$41	$36
Reorganization of business (Note 13)	8	15
Building impairment	—	8
Loss on legal settlements	1	—
Gain on recovery of financial receivables	—	(42)
Acquisition-related transaction fees	17	1
	$67	$18
During the three months ending March 31, 2018, the Company recognized $17 million of acquisition-related transaction fees for the Avigilon and Plant acquisitions.
During the three months ended April 1, 2017, the Company recognized $8 million of building impairments related to the sale of its Basingstoke building.
During the three months ended April 1, 2017, the Company recognized a net gain of $42 million related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer of its legacy Networks business. The net gain of $42 million was based on $52 million of proceeds received, net $10 million of fees owed to third parties for their involvement in the recovery.
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 31, 2018	April 1, 2017
Interest income (expense), net:
Interest expense	$(54)	$(54)
Interest income	8	3
	$(46)	$(51)
Other:
Net periodic postretirement benefit (Note 7)	$20	$12
Non-U.S. pension settlement loss (Note 7)	—	(9)
Foreign currency loss	(11)	(2)
Loss on derivative instruments	(4)	(7)
Gains (losses) on equity method investments	1	(1)
Other	(2)	2
	$4	$(5)
During the three months ended March 31, 2018, the Company recognized a foreign currency loss of $11 million, primarily driven by the Euro and British pound, and a loss of $4 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations, which includes a loss of $14 million on foreign currency derivatives put in place to minimize the exposure to the Canadian dollar related to the purchase of Avigilon.
During the three months ended April 1, 2017, the Company recognized a foreign currency loss of $2 million, primarily driven by the Euro and a loss of $7 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	March 31, 2018	April 1, 2017
Basic earnings per common share:
Earnings	$117	$77
Weighted average common shares outstanding	161.4	164.2
Per share amount	$0.73	$0.47
Diluted earnings per common share:
Earnings	$117	$77
Weighted average common shares outstanding	161.4	164.2
Add effect of dilutive securities:
Share-based awards	4.2	3.3
Senior Convertible Notes	5.0	2.4
Diluted weighted average common shares outstanding	170.6	169.9
Per share amount	$0.69	$0.45
In the computation of diluted earnings per common share for the three months ended March 31, 2018, the assumed exercise of 1.5 million options, including 1.2 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive. For the three months ended April 1, 2017, the assumed exercise of 2.7 million options, including 2.3 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
On August 25, 2015, the Company issued $1.0 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). The notes became fully convertible as of August 25, 2017. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Since the Company’s intention is to settle the par value of the Senior Convertible Notes in cash upon conversion, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included in our computation of diluted earnings per share. The conversion price is adjusted for dividends declared through the date of settlement. Diluted earnings per share has been calculated based upon the amount by which the average stock price exceeds the conversion price.

Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$1,227	$1,568
Less allowance for doubtful accounts	(48)	(45)
	$1,179	$1,523
During the three months ended March 31, 2018, $297 million of Unbilled accounts receivable were reclassified to Contract assets and $24 million of non-customer miscellaneous receivables were reclassified to Other current assets as a result of the adoption of ASC 606. In addition, $87 million of receivables were acquired with the purchases of Avigilon and Plant.

Inventories, Net
Inventories, net, consist of the following:

	March 31, 2018	December 31, 2017
Finished goods	$233	$178
Work-in-process and production materials	342	282
	575	460
Less inventory reserves	(134)	(133)
	$441	$327
During the three months ended March 31, 2018, Inventories, net increased by $114 million, primarily driven by $103 million from the acquisitions of Avigilon and Plant.
Other Current Assets
Other current assets consist of the following:

	March 31, 2018	December 31, 2017
Costs and earnings in excess of billings (Note 1)	$—	$549
Current contract cost assets (Note 2)	62	62
Tax-related refunds receivable	95	90
Other	186	131
	$343	$832
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	March 31, 2018	December 31, 2017
Land	$11	$11
Building	348	316
Machinery and equipment	2,187	2,122
	2,546	2,449
Less accumulated depreciation	(1,646)	(1,593)
	$900	$856
During the three months ended March 31, 2018, the Company acquired $31 million of Property, plant and equipment in the purchases of Avigilon and Plant.
Depreciation expense for the three months ended March 31, 2018 and April 1, 2017 was $41 million and $44 million, respectively.

Investments
Investments consist of the following:

	March 31, 2018	December 31, 2017
Corporate bonds	$2	$2
Common stock	—	13
	2	15
Strategic investments, at cost	66	78
Company owned life insurance policies	95	141
Equity method investments	9	13
Other investments	2	—
	$174	$247
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have readily determinable fair values and are recorded at cost less impairments and adjusted for observable fair value movements. The Company did not recognize any impairments or adjustments to fair value during the three months ended March 31, 2018.
Company owned life insurance policies were recorded at their cash surrender value of $95 million and $141 million, at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company withdrew $60 million of excess cash from its company-sponsored life insurance investments.
As of December 31, 2017, the Company had unrealized gains of $8 million related to available-for-sale securities, which were realized upon the sale of the investment in the first quarter of 2018.
During the three months ended March 31, 2018, Gains on the sale of investments and businesses were $11 million, compared to gains of $3 million during the three months ended April 1, 2017.
Other Assets
Other assets consist of the following:

	March 31, 2018	December 31, 2017
Defined benefit plan assets	151	133
Tax receivable	101	101
Non-current contract cost assets (Note 2)	92	—
Other	68	99
	$412	$333
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Deferred revenue (Note 1)	$—	$613
Compensation	213	273
Billings in excess of costs and earnings (Note 1)	—	428
Tax liabilities	67	107
Deferred consideration on Airwave acquisition	88	83
Dividend payable	84	84
Trade liabilities	138	151
Departmental accruals	67	54
Other	415	493
	$1,072	$2,286
Deferred consideration in conjunction with the acquisition of Airwave will be paid on November 15, 2018.

Other Liabilities
Other liabilities consist of the following:

	March 31, 2018	December 31, 2017
Defined benefit plans	$1,507	$2,019
Non-current contract liabilities (Note 2)	167	—
Deferred revenue (Note 1)	—	169
Unrecognized tax benefits	53	54
Deferred income taxes	248	115
Other	215	228
	$2,190	$2,585
The Company made a $500 million contribution to our U.S. Pension Plans during the three months ended March 31, 2018.
During the three months ended March 31, 2018, deferred income taxes increased by $133 million, primarily driven by $144 million related to the acquisitions of Avigilon and Plant.
Stockholders’ Equity
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
During the three months ended March 31, 2018, the Company paid an aggregate of $66 million, including transaction costs, to repurchase approximately 0.6 million shares at an average price of $101.54 per share. As of March 31, 2018, the Company had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended March 31, 2018 and April 1, 2017, the Company paid $84 million and $77 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(353)	$(494)
Other comprehensive income before reclassification adjustment	51	37
Tax expense	(3)	(3)
Other comprehensive income, net of tax	48	34
Balance at end of period	$(305)	$(460)
Available-for-Sale Securities:
Balance at beginning of period	$6	$—
Reclassification adjustment into Gains on sales of investments and businesses, net	(8)	—
Tax expense	2	—
Other comprehensive loss, net of tax	(6)	—
Balance at end of period	$—	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,215)	$(1,823)
Reclassification adjustment - Actuarial net losses into Other income (expense)	18	16
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)
Reclassification adjustment - Non-U.S. pension settlement loss into Other income (expense)	—	9
Tax benefit	(2)	(2)
Other comprehensive income, net of tax	12	19
Balance at end of period	$(2,203)	$(1,804)
Total Accumulated other comprehensive loss	$(2,508)	$(2,264)

4. Debt and Credit Facilities
As of March 31, 2018, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"), of which $400 million was borrowed as of March 31, 2018 to facilitate the Avigilon acquisition. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The weighted average borrowing rate on outstanding amounts was 3.25%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 31, 2018.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, the Company entered into a term loan for $400 million and a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable and indexed to LIBOR. Interest is payable quarterly. The weighted average borrowing rate for amounts outstanding during the quarter ended March 31, 2018 was 3.54%. Net proceeds after issuance costs were $399 million. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In February of 2018, the Company issued $500 million of 4.60% Senior notes due 2028. The Company recognized net proceeds of $497 million after debt issuance costs and debt discounts. These proceeds were then used to make a $500 million contribution to the Company's U.S. pension plan.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.81 per share). The exercise price adjusts automatically for dividends. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of March 31, 2018 was $590 million. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.

5. Risk Management
Foreign Currency Risk
As of March 31, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $643 million, compared to $507 million outstanding at December 31, 2017. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 31, 2018, and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	March 31, 2018	December 31, 2017
Euro	$238	$149
British Pound	103	72
Chinese Renminbi	(72)	(73)
Brazilian Real	(45)	(45)
Australian Dollar	(42)	(64)
As of the three months ended March 31, 2018, the Company had entered into forward contracts to sell £25 million, expiring in June 2018, as well as to sell £25 million, expiring in September 2018. The forward contracts have been designated as a net investment hedge which is in place to partially hedge the Company's British pound foreign currency exposure on its net investment in Airwave Solutions Limited. The gains and losses on the Company's net investment in British pound-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive loss. As of March 31, 2018, the fair value of the derivative contracts was a $7 million liability.
Interest Rate Risk
Certain of the Company's subsidiaries have variable interest loans denominated in the Euro and Chilean Peso. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as hedges. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swaps was de minimus at March 31, 2018 and December 31, 2017.

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 31, 2018, all of the counterparties have investment grade credit ratings. As of March 31, 2018, the Company had $4 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of March 31, 2018 and December 31, 2017:

	Fair Values of Derivative Instruments
	Assets		Liabilities
March 31, 2018	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$7	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$4	Other current assets	$18	Accrued liabilities
Total derivatives	$4		$25

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other current assets	$2	Accrued liabilities
Total derivatives	$5		$5
The following table summarizes the effect of derivatives designated as hedging instruments on the Company's condensed consolidated financial statements for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended		Balance Sheet Location
Loss on Derivative Instruments	March 31, 2018	April 1, 2017
Foreign exchange contracts	$(3)	$—	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated financial statements for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended		Statements of Operations Location
Loss on Derivative Instruments	March 31, 2018	April 1, 2017
Foreign exchange contracts	(4)	(7)	Other income (expense)

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
The following table provides details of income taxes:

	Three Months Ended
	March 31, 2018	April 1, 2017
Net earnings before income taxes	$140	$120
Income tax expense	23	42
Effective tax rate	16%	35%
The Company recorded $23 million of net tax expense during the three months ended March 31, 2018, resulting in an effective tax rate of 16%, compared to $42 million of net tax expense during the three months ended April 1, 2017, resulting in an effective tax rate of 35%. The effective tax rate for the three months ended March 31, 2018 of 16% is lower than the effective tax rate for the three months ended April 1, 2017 of 35%, primarily due to the corporate income tax rate decrease from 35% to 21%, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017. The effective tax rate in the first quarter of 2018 was lower than the U.S. statutory tax rate of 21% primarily driven by a tax benefit due to the recognition of excess tax benefits on share-based compensation. The effective tax rate in the first quarter of 2017 was equal to the U.S. statutory tax rate of 35%.
Under the guidance in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118 that addresses the FASB's ASC Topic 740, "Income Taxes," the Company recorded provisional amounts for the impact of the Tax Act in 2017. The Company is continuing to analyze the impact of the recently issued IRS Notices. For the three months ended March 31, 2018, the Company has not recorded any material adjustments to the previously recorded tax impact.
7. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	46	46	10	10	1	1
Expected return on plan assets	(68)	(58)	(24)	(23)	(3)	(3)
Amortization of:
Unrecognized net loss	14	11	3	4	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Settlement loss	—	—	—	9	—	—
Net periodic pension cost (benefit)	$(8)	$(1)	$(10)	$1	$(5)	$(5)
The Company made a $500 million contribution to its U.S. Pension Plans during the three months ended March 31, 2018.

8. Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Share-based compensation expense included in:
Costs of sales	$2	$2
Selling, general and administrative expenses	11	11
Research and development expenditures	4	4
Share-based compensation expense included in Operating earnings	17	17
Tax benefit	4	6
Share-based compensation expense, net of tax	$13	$11
Decrease in basic earnings per share	$(0.08)	$(0.07)
Decrease in diluted earnings per share	$(0.08)	$(0.06)
During the three months ended March 31, 2018, the Company granted 0.3 million RSUs and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $36 million and $7 million, respectively, and 0.2 million stock options and 0.2 million performance options ("POs") with an aggregate grant-date fair value of $5 million and $7 million, respectively. Share-based compensation expense will generally be recognized over the vesting period of three years.

9. Fair Value Measurements
The Company holds or has held certain fixed income securities, equity securities and derivatives, which are recognized and disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about current market conditions.
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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Available-for-sale securities:
Corporate bonds	—	2	2
Liabilities:
Foreign exchange derivative contracts	$—	$25	$25

December 31, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Available-for-sale securities:
Corporate bonds	—	2	2
Common stock	13	—	13
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no Level 3 holdings as of March 31, 2018 or December 31, 2017.
At March 31, 2018 and December 31, 2017, the Company had $306 million and $633 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at March 31, 2018 and December 31, 2017 was $5.9 billion and $4.6 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	March 31, 2018	December 31, 2017
Long-term receivables	$32	$37
Less current portion	(18)	(18)
Non-current long-term receivables	$14	$19
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $74 million at March 31, 2018, compared to $93 million at December 31, 2017.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Accounts receivable sales proceeds	$55	$19
Long-term receivables sales proceeds	13	46
Total proceeds from receivable sales	$68	$65
At March 31, 2018, the Company had retained servicing obligations for $848 million of long-term receivables, compared to $873 million at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at March 31, 2018 and December 31, 2017 is as follows:

March 31, 2018	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—	$1	$2
Commercial loans and leases secured	12	—	—	2
Long-term receivables, including current portion	$32	$—	$1	$4

December 31, 2017	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$21	$—	$1	$2
Commercial loans and leases secured	16	1	3	1
Long-term receivables, including current portion	$37	$1	$4	$3

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at March 31, 2018.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

12. Segment Information
The Company conducts its business globally and manages it through the following two segments:
Products: The Products segment is comprised of Devices, Systems and Avigilon. Devices includes two-way portable and vehicle-mounted radios, accessories, software features, and upgrades. Devices also includes video surveillance cameras sold by Avigilon. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. Systems also includes Avigilon advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, and access control solutions. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce.
Services: The Services segment provides a full set of offerings for government, public safety and commercial communication networks including Integration services and Managed & Support services. Integration services includes implementation, optimization, and integration of networks, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support and hardware maintenance.

More advanced offerings include network monitoring, software maintenance and cyber security services. Managed services offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles and Smart Public Safety Solutions.
The following table summarizes Net sales by segment:

	Three Months Ended
	March 31, 2018	April 1, 2017
Products	$801	$703
Services	667	578
	$1,468	$1,281
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	March 31, 2018	April 1, 2017
Products	$89	$88
Services	82	85
Operating earnings	171	173
Total other expense	(31)	(53)
Earnings before income taxes	$140	$120

13. Reorganization of Business
2018 Charges
During the three months ended March 31, 2018, the Company recorded net reorganization of business charges of $13 million including $8 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $13 million were charges of $22 million related to employee separation costs and $2 million related to exit costs, partially offset by $11 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

March 31, 2018	Three Months Ended
Products	$10
Services	3
$13
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2018 to March 31, 2018:

	January 1, 2018	Additional Charges	Adjustments	Amount Used	March 31, 2018
Exit costs	$9	$2	$—	$(2)	$9
Employee separation costs	41	22	(11)	(13)	39
	$50	$24	$(11)	$(15)	$48

Exit Costs
At January 1, 2018, the Company had $9 million of accruals for exit costs. During the three months ended March 31, 2018, there were $2 million of additional charges and $2 million of cash payments related to the exit of leased facilities. The remaining accrual of $9 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2018, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2018, the Company had an accrual of $41 million for employee separation costs. The 2018 additional charges of $22 million represent severance costs for approximately 300 employees. The adjustment of $11 million reflects reversals for accruals no longer needed. The $13 million used reflects cash payments to severed employees. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2018, is expected to be paid, primarily within one year, to approximately 400 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
Avigilon Corporation
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation, a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions. The purchase price of $974 million, consisted of cash payments of $980 million for outstanding common stock, restricted stock units and employee held stock options, net of cash acquired of $107 million, debt assumed of $75 million and transaction costs of $26 million. Prior to the end of the first quarter, $35 million of the assumed debt was repaid and subsequent to the quarter, the remaining $40 million was repaid.
The acquisition of Avigilon has been accounted for at fair value as of the acquisition date, based on the fair value of the total consideration transferred which has been attributed to all identifiable assets acquired and liabilities assumed and measured at fair value. The valuation of assets acquired and liabilities assumed in the acquisition has not yet been finalized as of March 31, 2018. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. The final allocation could differ materially from the preliminary allocation. The final allocation may include: (i) changes in allocations to intangible assets such as trade names, customer relationships, developed technology and goodwill, and (ii) other changes to assets and liabilities. The following table summarizes preliminary fair values of assets acquired and liabilities assumed as of the March 28, 2018 acquisition date:

Accounts receivable, net	$67
Inventory	93
Other current assets	24
Property, plant and equipment, net	23
Deferred income taxes	4
Accounts payable	(21)
Accrued liabilities	(26)
Deferred income tax liabilities	(131)
Goodwill	433
Intangible assets	508
Total consideration	$974
Acquired intangible assets consist of $120 million of customer relationships, $380 million of developed technology and $8 million of trade names and will have useful lives of two to 20 years. The preliminary fair values of all intangible assets were estimated using the income approach. Customer relationships and developed technology were valued under the excess earnings method which assumes that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible asset. Trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
 Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.
The pro forma effect of this acquisition is not significant.
Other Acquisitions
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc., the parent company of Airbus DS Communications for a purchase price of $237 million net cash. This acquisition will expand the Company's software portfolio in the Command Center with additional solutions for Next Generation 9-1-1. The Company recognized $157 million of goodwill, $77 million of identifiable intangible assets and $3 million of net assets acquired. The identifiable intangible assets were classified as $40 million of customer-related intangibles, $26 million of completed technology and $11 million of trade names. The identifiable intangible assets will be amortized over a period of 10 to 20 years. The purchase accounting is not yet complete and as such the final allocation between identifiable intangibles and goodwill may be subject to change.
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
The pro forma effects of these acquisitions are not significant.
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$555	$59	$148	$55
Patents	2	2	2	2
Customer-related	1,178	289	977	242
Other intangibles	77	26	56	23
	$1,812	$376	$1,183	$322
Amortization expense on intangible assets was $41 million for the three months ended March 31, 2018 and $36 million for the three months ended April 1, 2017. As of March 31, 2018, annual amortization expense is estimated to be $202 million in 2018, $214 million in 2019, $209 million in 2020, $207 million in 2021, $204 million in 2022, and $96 million in 2023.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products	$681	$80	$173	$76
Services	1,131	296	1,010	246
	$1,812	$376	$1,183	$322
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2018 to March 31, 2018:

	Products	Services	Total
Balance as of January 1, 2018	$316	$622	$938
Goodwill acquired	433	157	590
Purchase accounting adjustments	—	(2)	(2)
Foreign currency	—	9	9
Balance as of March 31, 2018	$749	$786	$1,535

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended March 31, 2018 and April 1, 2017, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Executive Overview
Recent Developments
On March 28, 2018, we completed the acquisition of Avigilon Corporation, a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions for a purchase price of $974 million.
On March 7, 2018, we completed the acquisition of Plant Holdings, Inc., the parent company of Airbus DS Communications for a purchase price of $237 million. This acquisition expands our software portfolio in the Command Center with additional solutions for Next Generation 9-1-1.
We adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all the related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to our opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods. The impact from adoption increased Net sales by $15 million.
Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 17,000 employees worldwide, based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products: The Products segment is comprised of Devices, Systems and Avigilon. Devices includes two-way portable and vehicle mounted radios, accessories, and software features and upgrades. Devices also includes video surveillance cameras sold by Avigilon. Systems includes the radio network core and central processing software, base stations, consoles, repeaters, and software applications and features. Systems also includes Avigilon advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, and access control solutions. The primary customers of the Products segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and manage a mobile workforce. In the first quarter of 2018, the segment’s net sales were $801 million, representing 55% of our consolidated net sales.
Services: The Services segment provides a full set of service offerings for government, public safety, and commercial communication networks including Integration services and Managed & Support services. Integration services includes the implementation, optimization, and integration of systems, devices, software, and applications. Managed & Support services includes a continuum of service offerings beginning with repair, technical support, and hardware maintenance. More advanced offerings include network monitoring, software maintenance, and cyber security services. Managed service offerings range from partial or full operation of customer owned networks to operation of Motorola Solutions owned networks. Services are provided across all radio network technologies, Command Center Consoles, and Smart Public Safety Solutions. In the first quarter of 2018, the segment’s net sales were $667 million, representing 45% of our consolidated net sales.

First Quarter Summary

•	Net sales were $1.5 billion in the first quarter of 2018, up $187 million, or 15%, from the first quarter of 2017.

•	We generated operating earnings of $171 million, or 12% of net sales, in the first quarter of 2018, compared to $173 million, or 14% of net sales, in the first quarter of 2017.

•
We had net earnings attributable to Motorola Solutions, Inc. of $117 million, or $0.69 per diluted common share, in the first quarter of 2018, compared to $77 million, or $0.45 per diluted common share, in the first quarter of 2017.

•
We used net cash for operating activities of $500 million during the first quarter of 2018, primarily driven by the $500 million contribution to our U.S. pension plan, compared to $142 million of net cash generated in the first quarter of 2017.

•	We returned $150 million in capital to shareholders through dividends and share repurchases during the first quarter of 2018.
A summary of our segment results is as follows:

•
Products: Net sales were $801 million in the first quarter of 2018, an increase of $98 million, or 14% compared to net sales of $703 million during the first quarter of 2017. On a geographic basis, net sales increased in every region, compared to the year-ago quarter.

•
Services: Net sales were $667 million in the first quarter of 2018, an increase of $89 million, or 15% compared to net sales of $578 million in the first quarter of 2017. On a geographic basis, net sales increased in every region, compared to the year-ago quarter.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 31, 2018	% of Sales*	April 1, 2017	% of Sales*
Net sales from products	$801		$703
Net sales from services	667		578
Net sales	1,468		1,281
Costs of products sales	383	47.8%	347	49.4%
Costs of services sales	416	62.4%	364	63.0%
Costs of sales	799		711
Gross margin	669	45.6%	570	44.5%
Selling, general and administrative expenses	279	19.0%	244	19.0%
Research and development expenditures	152	10.4%	135	10.5%
Other charges	67	4.6%	18	1.4%
Operating earnings	171	11.6%	173	13.5%
Other income (expense):
Interest expense, net	(46)	(3.1)%	(51)	(4.0)%
Gains on sales of investments and businesses, net	11	0.7%	3	0.2%
Other	4	0.3%	(5)	(0.4)%
Total other expense	(31)	(2.1)%	(53)	(4.1)%
Earnings before income taxes	140	9.5%	120	9.4%
Income tax expense	23	1.6%	42	3.3%
Net earnings	117	8.0%	78	6.1%
Less: Earnings attributable to noncontrolling interests	—	—%	1	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$117	8.0%	$77	6.0%
Earnings per diluted common share	$0.69		$0.45
* Percentages may not add due to rounding

Results of Operations—Three months ended March 31, 2018 compared to three months ended April 1, 2017
The results of operations for the first quarter of 2018 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.5 billion in the first quarter of 2018, a $187 million, or 15%, increase compared to the first quarter of 2017, reflecting solid demand across the globe for our products and services. The net sales increase for the first quarter of 2018 included $49 million from acquisitions, $39 million from favorable foreign currency rates and $15 million from the adoption of ASC 606. The increase in net sales is reflective of growth in every region. Devices net sales within the Products segment increased in the Americas and EMEA. Systems net sales within the Products segment increased in EMEA and AP. The Services segment net sales increased in every region. The Services segment net sales increase in the Americas was driven by the acquisition of Interexport, Kodiak Networks and Plant and growth in Managed & Support services absent of acquisitions. The Services segment net sales increase in EMEA and AP was driven by growth in both Managed & Support services and Integration services.
Gross Margin
Gross margin was $669 million, or 45.6% of net sales, in the first quarter of 2018, compared to $570 million, or 44.5% of net sales, in the first quarter of 2017. The increase in gross margin percentage was primarily driven by a favorable mix in the Products segment.
Selling, General and Administrative Expenses
SG&A expenses were $279 million, or 19.0% of net sales, in the first quarter of 2018, compared to $244 million, or 19.0% of net sales, in the first quarter of 2017. The increase in SG&A expenditures is primarily due to the change in classification of our third-party sales commissions from the adoption of ASC 606 and increased expenses associated with acquired businesses.
Research and Development Expenditures
R&D expenditures were $152 million, or 10.4% of net sales, in the first quarter of 2018 and $135 million, or 10.5% of net sales, in the first quarter of 2017. The increase in R&D expenditures is primarily due to increased expenses associated with acquired businesses.
Other Charges
We recorded net charges of $67 million in the first quarter of 2018, compared to net charges of $18 million in the first quarter of 2017. The net Other charges in the first quarter of 2018 were primarily driven by: (i) $41 million of charges relating to the amortization of intangibles, (ii) $17 million of acquisition related transaction fees and (iii) $8 million of net reorganization of business charges.
The net charges in the first quarter of 2017 of $18 million included: (i) $36 million of charges relating to the amortization of intangibles, (ii) $15 million of net reorganization of business charges and (iii) $8 million of charges related to a building impairment, partially offset by a net gain of $42 million, related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $46 million in the first quarter of 2018 and $51 million in the first quarter of 2017. The decrease in net interest expense in the first quarter of 2018 as compared to the first quarter of 2017 was a result of higher interest income due to amounts associated with a tax refund received within the first quarter of 2018.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $11 million in the first quarter of 2018 compared to net gains of $3 million in the first quarter of 2017. The net gains in the first quarter of 2018 and 2017 were related to sales of various equity investments.
Other
Net Other income was $4 million in the first quarter of 2018, compared to an expense of $5 million in the first quarter of 2017. The net other income in the first quarter of 2018 was primarily comprised of $20 million of net periodic postretirement benefit, partially offset by: (i) $11 million foreign currency loss and (ii) $4 million loss on derivative instruments, including losses of $14 million associated with foreign currency derivative contracts related to the acquisition of Avigilon. The net Other expense in the first quarter of 2017 was primarily comprised of: (i) $9 million of charges relating to the Non-U.S. pension settlement loss, (ii) $7 million loss on derivative instruments, and (iii) a $2 million foreign currency loss, partially offset by $12 million of net periodic postretirement benefit.

Effective Tax Rate
We recorded $23 million of net tax expense in the first quarter of 2018, resulting in an effective tax rate of 16%, compared to $42 million of net tax expense in the first quarter of 2017, resulting in an effective tax rate of 35%. Our effective tax rate for the three months ended March 31, 2018 of 16% is lower than our effective tax rate for the three months ended April 1, 2017 of 35%, primarily due to the corporate income tax rate decrease from 35% to 21%, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017. Our effective tax rate in the first quarter of 2018 was lower than the U.S. statutory tax rate of 21% primarily driven by a tax benefit due to the recognition of excess tax benefits on share-based compensation. Our effective tax rate in the first quarter of 2017 was equal to the U.S. statutory tax rate of 35%.
Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $117 million, or $0.69 per diluted share, in the first quarter of 2018, compared to net earnings attributable to Motorola Solutions, Inc. of $77 million, or $0.45 per diluted share, in the first quarter of 2017.
The increase in net earnings and net earnings per diluted share in the first quarter of 2018, as compared to the first quarter of 2017, was primarily driven by: (i) higher sales in both the Products and Services segments, (ii) lower Other non-operating expenses, net, and (iii) lower income tax expense, partially offset by higher operating expenses.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 31, 2018 and April 1, 2017, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products Segment
For both the first quarter of 2018 and 2017, the segment’s net sales represented 55% of our consolidated net sales.

	Three Months Ended
	March 31, 2018	April 1, 2017	% Change
Segment net sales	$801	$703	14%
Operating earnings	89	88	1%
Three months ended March 31, 2018 compared to three months ended April 1, 2017
The segment’s net sales increased $98 million, to $801 million in the first quarter of 2018, as compared to $703 million during the first quarter of 2017. The increase in the segment's net sales was driven by an increase in both Systems and Devices sales. Devices net sales increased in the Americas and EMEA. Systems net sales increased in EMEA and AP.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 76% of the segment’s net sales in the first quarter of 2018, compared to 75% of the segment's net sales in the first quarter of 2017.
The segment had operating earnings of $89 million in the first quarter of 2018, compared to $88 million in the first quarter of 2017. The increase in operating earnings in the first quarter of 2018 compared to the first quarter of 2017 was driven by higher net sales, offset by higher SG&A expenses, R&D expenditures, and Other charges.

Services Segment
For both the first quarter of 2018 and 2017, the segment’s net sales represented 45% of our consolidated net sales.

	Three Months Ended
	March 31, 2018	April 1, 2017	% Change
Segment net sales	$667	$578	15%
Operating earnings	82	85	(4)%

Three months ended March 31, 2018 compared to three months ended April 1, 2017
The segment’s net sales increased $89 million, or 15%, to $667 million in the first quarter of 2018, as compared to $578 million in the first quarter of 2017. The increase in the segment's net sales was driven by Interexport, Kodiak Networks, and Plant, as well as growth in Managed & Support services absent of acquisitions in every region and Integration services absent of acquisitions in both the EMEA and AP. On a geographic basis, net sales for the first quarter of 2018 increased in every region, compared to the first quarter of 2017.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 59% of the segment’s net sales in the first quarter of 2018, compared to 58% of the segment’s net sales in the first quarter of 2017.
The segment had operating earnings of $82 million in the first quarter of 2018, compared to $85 million in the first quarter of 2017. The decrease in operating earnings in the first quarter of 2018 compared to the first quarter of 2017 was driven by higher SG&A expenses, R&D expenditures, and Other charges, offset by higher sales.
Reorganization of Business
During the first quarter of 2018, we recorded net reorganization of business charges of $13 million including $8 million of charges recorded within Other charges and $5 million in Cost of sales in our condensed consolidated statements of operations. Included in the $13 million were charges of $22 million related to employee separation costs and $2 million related to exit costs, partially offset by $11 million of reversals for accruals no longer needed.
During the first quarter of 2017, we recorded net reorganization of business charges of $19 million including $15 million of charges recorded within Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the $19 million were charges of $15 million related to employee separation costs and $4 million for exit costs.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	March 31, 2018	April 1, 2017
Products	$10	$13
Services	3	6
	$13	$19
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $15 million in the first quarter of 2018 and $30 million in the first quarter of 2017. The reorganization of business accruals at March 31, 2018 were $48 million, of which $39 million relate to employee separation costs that are expected to be paid within one year and $9 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $410 million from $1.3 billion as of December 31, 2017 to $858 million as of March 31, 2018. As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At March 31, 2018, $440 million of the $858 million cash and cash equivalents balance was held in the U.S. and approximately $418 million was held by us or our subsidiaries in other countries. Restricted cash was $63 million at March 31, 2018 and December 31, 2017.
Operating Activities
Net cash used for operating activities in the first quarter of 2018 was $500 million, as compared to $142 million provided by operating activities in the first quarter of 2017. Operating cash flows in the first quarter of 2018, as compared to the first quarter of 2017, were negatively impacted by the $500 million contribution to our U.S. pension plan, higher incentive payments, higher tax payments and the recovery of financial receivables owed to us in the first quarter of 2017. The contribution to our U.S. pension plan moves the next anticipated required contribution to 2024, or beyond.

Investing Activities
Net cash used by investing activities was $1.1 billion in the first quarter of 2018, compared to $121 million in the first quarter of 2017. The $1.1 billion of cash used in the first quarter of 2018 included: (i) $1.1 billion used for acquisitions and investments and (ii) $41 million in capital expenditures, partially offset by $77 million of proceeds from sales of investments and businesses. The cash usage of $121 million in the first quarter of 2017 consisted primarily of: (i) $106 million cash used for acquisitions and investments and (ii) $68 million in capital expenditures, partially offset by $53 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $1.1 billion during the first quarter of 2018 compared to $106 million in the first quarter of 2017. The cash used during the first quarter of 2018 was primarily used for the acquisitions of Avigilon for a total of $887 million, net of cash acquired, and Plant for total of $237 million, net of cash acquired. The cash used during the first quarter of 2017 was used for several debt and equity investments, including the acquisition of Interexport for $55 million, net of cash acquired.
Sales of Investments and Businesses: We received $77 million of proceeds related to the sales of investments and businesses in the first quarter of 2018 compared to $53 million in the first quarter of 2017. The proceeds in the first quarter of 2018 primarily consisted of $60 million of excess cash withdrawn from company-sponsored life insurance investments. The proceeds from the first quarter of 2017 primarily consisted of the sales of various debt and equity investments.
Capital Expenditures: Capital expenditures decreased in the first quarter of 2018 to $41 million, compared to $68 million in the first quarter of 2017. The decrease in capital expenditures was primarily related to lower information technology spend.
Financing Activities
Net cash provided by financing activities was $1.1 billion in the first quarter of 2018, compared to $234 million used in the first quarter of 2017. Cash provided by financing activities in the first quarter of 2018 was primarily comprised of $1.3 billion of proceeds from the issuance of debt and $53 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by: (i) $84 million of cash used for the payment of dividends, (ii) $66 million used for purchases under our share repurchase program, and (iii) $50 million used for the repayment of debt. Net cash used for financing activities in the first quarter of 2017 was primarily comprised of $178 million used for purchases under our share repurchase program and $77 million of cash used for the payment of dividends, partially offset by $22 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Current and Long-Term Debt: We had outstanding long-term debt of $5.8 billion and $4.5 billion, including the current portions of $492 million and $52 million at March 31, 2018 and December 31, 2017, respectively. In the acquisition of Avigilon, we assumed $75 million of debt, which was entirely made up of borrowings under Avigilon's credit facility and is classified as current debt. Immediately following the transaction, in advance of March 31, 2018, we repaid approximately $35 million of the acquired debt. Subsequent to the end of the first quarter of 2018, we repaid the remaining $40 million.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a term loan for $400 million and a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable and indexed to LIBOR. Interest is payable quarterly. The weighted average borrowing rate for amounts outstanding during the quarter ended March 31, 2018 was 3.54%. Net proceeds after issuance costs were $399 million. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In February of 2018, we issued $500 million of 4.60% Senior notes due 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.81 per share). The exercise price adjusts automatically for dividends. In the event of conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
We have investment grade ratings on our senior unsecured long-term debt from the three largest U.S. national rating agencies. We continue to believe that we will be able to maintain sufficient access to the capital markets. Any future disruptions, uncertainty, or volatility in the capital markets, or deterioration in our credit ratings, may result in higher funding costs for us and adversely affect our ability to access funds.
Share Repurchase Program: During the three months ended March 31, 2018, we paid an aggregate of $66 million, including transaction costs, to repurchase approximately 0.6 million shares at an average price of $101.54 per share. As of March 31, 2018, the Company had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the first quarter of 2018, we paid $84 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $84 million in cash dividends to holders of our common stock.

Credit Facilities
As of March 31, 2018, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"), of which $400 million was borrowed as of March 31, 2018 to facilitate the Avigilon acquisition. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The weighted average borrowing rate on outstanding amounts was 3.25%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 31, 2018.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $74 million at March 31, 2018, compared to $93 million at December 31, 2017.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Accounts receivable sales proceeds	$55	$19
Long-term receivables sales proceeds	13	46
Total proceeds from sales of accounts receivable	$68	$65
At March 31, 2018, the Company had retained servicing obligations for $848 million of long-term receivables, compared to $873 million at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at March 31, 2018.
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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for us on January 1, 2019 and interim periods within that reporting period, with early adoption permitted. The ASU prescribes the use of a modified retrospective method upon adoption, which requires all prior periods presented in the financial statements to be restated, with a cumulative adjustment to retained earnings as of the beginning of the earliest period presented. We have begun to assess the impact of the ASU on our financial statements and expect a material impact to our balance sheet through the recording of right-of-use assets and lease obligations that were not required to be recorded within the balance sheet under current accounting standards. We have also begun to catalog our existing lease contracts and identify changes needed to systems and processes.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which is intended to simplify the application of hedge accounting and better portray the economic results of risk management strategies in the consolidated financial statements. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for us on January 1, 2019 with adoption permitted immediately in any interim or annual period (including the current period). We are currently assessing the impact of this ASU, including transition elections and required elections, on our consolidated financial statements.

Recently Adopted Accounting Pronouncements
We adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” on January 1, 2018 using the modified retrospective method of adoption. We recognized $30 million related to the cumulative effect of applying the ASU as an adjustment to our opening retained earnings balance. The comparative information has not been restated and continues to be reported under accounting standards in effect in those periods. This ASU eliminates the prior application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use. Under the ASU, we will recognize tax expense when intra-entity transfers of assets other than inventory occur.
We adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. We have restated our comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of our net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. We reclassified $20 million and $3 million in the three months ended March 31, 2018 and April 1, 2017, respectively.
We adopted ASU No. 2014-09, "Revenue from Contracts with Customers", and all the related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to our opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.
We retained much of the same accounting treatment used to recognize revenue under ASC 606 as under accounting standards in effect in prior periods. Revenue on a significant portion of our System and Integration services contracts continues to be recognized under percentage of completion accounting, applying a cost-to-cost method. Managed & Support services contracts continue to be recognized ratably over relevant contract terms as we stand ready to perform. Finally, revenue on equipment sales continues to be recognized based on delivery terms as aligned with the transfer of control.
Under the new standard, we identified distinct promises to transfer goods and/or services within our contracts. For contracts that are recognized under percentage of completion accounting, we considered the factors used to determine whether promises made in the contract are distinct and determined that devices and accessories represent distinct goods. Accordingly, adoption of the new standard impacts our system contracts, with the result being revenue recognized earlier as control of devices and accessories transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within our system contracts, we continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time.
Under the new standard, revenue recognition for software sales is accelerated based on when control of software licenses and related support services are transferred to the customer. Amounts deferred under previous software accounting rules due to a lack of vendor-specific objective evidence have been recognized as an adjustment through opening retained earnings.
Historically, we presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and the remaining three indicators of gross presentation under the new standard, we have determined that we are the principal in contracts that involve a third-party sales representative. Thus, we present associated revenues on a gross basis, with the affect being an equal increase to selling, general and administrative expenses for our cost of third-party commissions.
Under prior accounting standards, we expensed sales commissions and other costs to obtain a contract as incurred. However, under the new standard, we capitalize sales commissions and certain other costs as incremental costs to obtain a contract. Such costs are classified as a non-current contract cost assets within Other assets and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.
The new standard clarified the definition of a receivable and requires us to present our net position in a contract with a customer on the balance sheet. The position is presented as either a receivable, contract asset, or a contract liability. Under the new definition, accounts receivable are unconditional rights to consideration from a customer. Contract assets represent rights to consideration from a customer in exchange for transferred goods and services that are conditional on events other than the passage of time. Contract liabilities represent obligations to transfer goods and services for which we have received, or is due, consideration from a customer respectively. We reclassified our customer positions to align with the new definitions and presentation guidance. Accordingly, Unbilled accounts receivable and Costs and earnings in excess of billings have been reclassified from Accounts receivable and Other current assets, respectively, and are presented as Contract assets. Accounts receivable which are not due from customers have been reclassified into Other current assets. Deferred revenue, Billings in excess of costs and earnings, and Customer downpayments have been reclassified from Accrued liabilities and are presented as Contract liabilities. Non-current deferred revenue has been reclassified from Deferred revenue to Non-current contract liabilities within Other liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of March 31, 2018, we had outstanding foreign exchange contracts with notional amounts totaling $643 million, compared to $507 million outstanding as of December 31, 2017. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 31, 2018, and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	March 31, 2018	December 31, 2017
Euro	$238	$149
British Pound	103	72
Chinese Renminbi	(72)	(73)
Brazilian Real	(45)	(45)
Australian Dollar	(42)	(64)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Financial Statements,” about the recognition of revenue in future periods, (2) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of global economic and political conditions (ii) the impact of acquisitions on our business, (iii) the growth of our Services segment and the resulting impact on operating margin, (iv) the focus on Managed & Support Services and Software and our expected growth opportunities, (b) our business strategies and expected results, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability to settle the principal amount of the Senior Convertible Notes in cash, (f) our ability and cost to access the capital markets at our current ratings, (g) our ability to borrow and the amount available under our credit facilities, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, (k) potential contractual damages claims, and (l) the outcome and effect of ongoing and future legal proceedings, (m) our ability to achieve target working capital levels following implementation of our ERP system, (3) "The impact of new FASB Accounting Standards Updates on our financial statements, (4) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (5) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (6) "Controls and Procedures," about the implementation of our enterprise resource planning systems. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document and in Part I, “Item 1A: Risk Factors” on pages 8 through 20 of our 2017 Annual Report on Form 10-K, in Part II, “Item 1A. Risk Factors” on page 37 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. Effective January 1, 2018, we adopted the new revenue standard ASC 606. We have implemented new accounting processes related to revenue recognition and related disclosures, including related control activities. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 20 of the Company’s 2017 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 31, 2018.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/28/17 to 1/24/18	—	$—	—	$1,708,468,411
1/25/18 to 2/21/18	579,812	$101.02	579,812	$1,649,895,859
2/22/18 to 3/28/18	68,943	$105.92	68,943	$1,642,593,206
Total	648,755	$101.54	648,755

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through a series of actions, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of March 31, 2018, the Company had used approximately $12.4 billion, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
2.1
Arrangement Agreement, dated February 1, 2018, between Motorola Solutions, Inc., Motorola Solutions Canada Holdings Inc. and Avigilon Corporation (incorporated by reference to Exhibit 2.1 to Motorola Solutions’ Current Report on Form 8-K filed on March 28, 2018 (File 1-17221)).

*10.1	2018-2020 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2018.
*10.2
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after March 8, 2018.

*10.3	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after March 8, 2018.
*10.4
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after March 8, 2018.

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

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2018 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ JOHN K. WOZNIAK
John K. Wozniak Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 3, 2018

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1
Arrangement Agreement, dated February 1, 2018, between Motorola Solutions, Inc., Motorola Solutions Canada Holdings Inc. and Avigilon Corporation (incorporated by reference to Exhibit 2.1 to Motorola Solutions’ Current Report on Form 8-K filed on March 28, 2018 (File 1-17221)).

*10.1	2018-2020 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2018.
*10.2
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after March 8, 2018.

*10.3	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after March 8, 2018.
*10.4
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after March 8, 2018.

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