Form 10-Q
period 2018-06-30
Motorola Solutions, Inc.
filed 2018-08-03
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 30, 2018:

Class	Number of Shares
Common Stock; $.01 Par Value	162,266,801

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales from products	$1,042	$848	$1,842	$1,551
Net sales from services	718	649	1,385	1,226
Net sales	1,760	1,497	3,227	2,777
Costs of products sales	485	392	867	739
Costs of services sales	453	415	869	778
Costs of sales	938	807	1,736	1,517
Gross margin	822	690	1,491	1,260
Selling, general and administrative expenses	316	254	594	500
Research and development expenditures	162	138	314	273
Other charges	71	37	138	54
Operating earnings	273	261	445	433
Other income (expense):
Interest expense, net	(58)	(51)	(104)	(102)
Gains (losses) on sales of investments and businesses, net	(1)	(1)	10	2
Other	13	(4)	16	(9)
Total other expense	(46)	(56)	(78)	(109)
Net earnings before income taxes	227	205	367	324
Income tax expense	46	73	69	114
Net earnings	181	132	298	210
Less: Earnings attributable to noncontrolling interests	1	1	1	2
Net earnings attributable to Motorola Solutions, Inc.	$180	$131	$297	$208
Earnings per common share:
Basic	$1.11	$0.80	$1.83	$1.27
Diluted	$1.05	$0.78	1.73	1.23

Weighted average common shares outstanding:
Basic	162.2	163.1	161.7	163.7
Diluted	171.7	169.0	171.1	169.5
Dividends declared per share	$0.52	$0.47	$1.04	$0.94
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net earnings	$181	$132
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(86)	47
Marketable securities	—	4
Defined benefit plans	14	14
Total other comprehensive income (loss), net of tax	(72)	65
Comprehensive income	109	197
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$108	$196

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Net earnings	$298	$210
Other comprehensive income (loss), net of tax (Note 2):
Foreign currency translation adjustments	(38)	81
Marketable securities	(6)	4
Defined benefit plans	26	33
Total other comprehensive income (loss), net of tax	(18)	118
Comprehensive income	280	328
Less: Earnings attributable to noncontrolling interest	1	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$279	$326
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$878	$1,205
Restricted cash	63	63
Total cash and cash equivalents	941	1,268
Accounts receivable, net	1,159	1,523
Contract assets	760	—
Inventories, net	391	327
Other current assets	330	832
Total current assets	3,581	3,950
Property, plant and equipment, net	895	856
Investments	172	247
Deferred income taxes	945	1,023
Goodwill	1,528	938
Intangible assets, net	1,340	861
Other assets	420	333
Total assets	$8,881	$8,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$347	$52
Accounts payable	430	593
Contract liabilities	1,049	—
Accrued liabilities	1,096	2,286
Total current liabilities	2,922	2,931
Long-term debt	5,298	4,419
Other liabilities	2,153	2,585
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 6/30/18—162.8; 12/31/17—161.6
Outstanding shares: 6/30/18—162.3; 12/31/17—161.2
Additional paid-in capital	444	351
Retained earnings	627	467
Accumulated other comprehensive loss	(2,580)	(2,562)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,507)	(1,742)
Noncontrolling interests	15	15
Total stockholders’ equity (deficit)	(1,492)	(1,727)
Total liabilities and stockholders’ equity	$8,881	$8,208
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				297	1
Other comprehensive loss			(18)
Issuance of common stock and stock options exercised	1.8	59
Share repurchase program	(0.6)			(66)
Share-based compensation expense		34
ASU 2016-16 Modified Retrospective Adoption				(30)
ASU 2014-09 Modified Retrospective Adoption				127
Dividends declared				(168)	(1)
Balance as of June 30, 2018	162.8	$446	$(2,580)	$627	$15
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017
Operating
Net earnings attributable to Motorola Solutions, Inc.	$297	$208
Earnings attributable to noncontrolling interests	1	2
Net earnings	298	210
Adjustments to reconcile Net earnings to Net cash provided by (used for) operating activities:
Depreciation and amortization	178	166
Non-cash other charges	6	21
Non-U.S. pension settlement loss	—	25
Share-based compensation expense	34	33
Gains on sales of investments and businesses, net	(10)	(2)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable, contract assets and contract liabilities	206	251
Inventories	37	(112)
Other current assets	43	(21)
Accounts payable and accrued liabilities	(340)	(340)
Other assets and liabilities	(558)	21
Deferred income taxes	31	63
Net cash provided by (used for) operating activities	(75)	315
Investing
Acquisitions and investments, net	(1,153)	(140)
Proceeds from sales of investments and businesses, net	79	72
Capital expenditures	(82)	(121)
Net cash used for investing activities	(1,156)	(189)
Financing
Repayment of debt	(197)	(6)
Net proceeds from issuance of debt	1,295	—
Proceeds from financing through capital leases	—	7
Issuance of common stock	59	28
Purchases of common stock	(66)	(258)
Payments of dividends	(168)	(154)
Payments of dividend to non-controlling interest	(1)	(2)
Net cash provided by (used for) financing activities	922	(385)
Effect of exchange rate changes on cash and cash equivalents	(18)	34
Net decrease in cash and cash equivalents	(327)	(225)
Cash and cash equivalents, beginning of period	1,268	1,030
Cash and cash equivalents, end of period	$941	$805
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$93	$88
Income and withholding taxes, net of refunds	56	47
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and July 1, 2017 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Developments
During the second quarter of 2018, the Company modified its internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership, in part, as a result of recent acquisitions contributing to the growth within the newly aligned Services and Software segment. Previously, the Company had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration related revenue and costs moving from the old Services segment into the newly presented Products and Systems Integration segment and Software related revenue and costs moving from the old Products segment into the newly presented Services and Software segment.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for the Company on January 1, 2019 and interim periods within that reporting period, with early adoption permitted. The Company will adopt the ASU on January 1, 2019, utilizing the modified retrospective method upon adoption. The Company has begun to assess the impact of the ASU on its financial statements, including the package of available practical expedients, required disclosures, and changes to internal controls. Based on the preliminary work completed, the Company expects a material impact to its balance sheet through the recording of right-of-use assets and lease obligations that were not required to be recorded within the balance sheet under current accounting standards.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which is intended to simplify the application of hedge accounting and better portray the economic results of risk management strategies in the consolidated financial statements. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for the Company on January 1, 2019 with adoption permitted immediately in any interim or annual period (including the current period). The guidance related to cash flow and net investment hedges existing at the date of adoption should be applied using the modified retrospective method by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to presentation and disclosure should be applied prospectively. The Company is currently assessing the impact of this ASU, including transition elections and required elections, on its consolidated financial statements and disclosures.
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
The Company adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The Company has restated its comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of the Company’s net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. The Company recorded $20 million and $4 million in the three months ended June 30, 2018 and July 1, 2017, respectively, and $40 million and $1 million in the six months ended June 30, 2018 and July 1, 2017, respectively.
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers," and all the related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to its opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.
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

The cumulative effect of the changes made to our consolidated opening balance sheet as of January 1, 2018 due to the modified retrospective method of adoption of ASC 606 is as follows:
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

Adoption Impact to Financial Statements

The impact of the adoption of ASC 606 to the condensed consolidated financial statements for the three and six months ended June 30, 2018 is as follows:
Statements of Operations (Selected captions)

	Three Months Ended
(In millions)	June 30, 2018	Adjustments due to ASC 606	June 30, 2018 Balances Under ASC 605
Net sales	$1,760	$(24)	$1,736
Gross margin	822	(24)	798
Selling, general and administrative expenses	316	(16)	300
Operating Earnings	273	(8)	265
Net earnings before income taxes	227	(8)	219
Net earnings attributable to Motorola Solutions Inc.	$180	$(8)	$172

	Six Months Ended
(In millions)	June 30, 2018	Adjustments due to ASC 606	June 30, 2018 Balances Under ASC 605
Net sales	3,227	(39)	3,188
Gross margin	1,491	(39)	1,452
Selling, general and administrative expenses	594	(29)	565
Operating Earnings	445	(10)	435
Net earnings before income taxes	367	(10)	357
Net earnings attributable to Motorola Solutions Inc.	297	(10)	287

Balance Sheet (Selected captions)

(In millions)	June 30, 2018	Adjustments due to ASC 606	June 30, 2018 Balances Under ASC 605

Accounts receivable, net	$1,159	$205	$1,364
Contract assets	760	(760)	—
Other current assets	330	491	821
Deferred income taxes	945	41	986
Other assets	420	(92)	328

Contract liabilities	$1,049	$(1,049)	$—
Accrued liabilities	1,096	1,061	2,157
Other liabilities	2,153	10	2,163
Stockholders’ Equity
Retained earnings	627	(137)	490

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

Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three and six months ended June 30, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

	Three Months Ended		Six Months Ended
(in millions)	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions
Americas	$878	$331	$1,576	$627
EMEA	188	194	345	375
AP	123	46	220	84
Total	$1,189	$571	$2,141	$1,086

Major Products and Services
Devices	$725	$—	$1,356	$—
Systems and Systems Integration	464	—	785	—
Services	—	456	—	902
Software	—	115	—	184
Total	$1,189	$571	$2,141	$1,086

Customer Type
Direct	$740	$537	$1,357	$1,042
Indirect	449	34	784	44
Total	$1,189	$571	$2,141	$1,086

Products and Systems Integration: The Products and Systems Integration segment is comprised of Systems, Devices and Systems Integration. Direct customers of the Products and Systems Integration segment are typically government public safety and first-responder agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission critical needs. Indirect customers are defined as customers purchasing professional commercial radios and Avigilon video solutions, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications networks and video solutions are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations. On the Company's Products and Systems Integration sales, it records consideration from shipping and handling on a gross basis within Net sales.
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
Systems and Systems Integration: Systems and Systems Integration include customized end-to-end radio network, video solutions and implementation, optimization, and integration of networks, devices, software, and applications. Radio network includes the aggregation of promises to the customer to provide the radio network core and central processing software, base stations, consoles, and repeaters. These individual promises are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The radio network represents distinct performance obligations for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Systems and Systems Integration revenue is recognized over an average duration of approximately one to two years.

Systems also includes Avigilon end-to-end security and surveillance solutions including: video analytics, network video management hardware and software, and access control solutions, which are capable of being distinct and distinct in the context of the contract. Avigilon security and surveillance video solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Provisions for returns are determined on a portfolio basis using historical data. Revenue is recognized upon the transfer of control of the end-to-end video solution to the reseller partners, typically upon shipment.
Services and Software: The Services and Software segment provides a full set of offerings for government, public safety and commercial communication networks. Direct customers of the Services and Software segment are typically government public safety and first-responder agencies and municipalities. Indirect customers are commercial customers who distribute broadband push-to-talk services to a final end customer base. Contracts with our customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations.
Services: Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include: monitoring, software updates and cybersecurity services. Managed service offerings range from partial to full operation of customer or Motorola Solutions owned networks. Services are provided across all radio network technologies. Services are both distinct and capable of being distinct in the context of the contract, representing a series of recurring services that the Company stands ready to perform over the contract term. Since services contracts typically allow for customers to terminate for convenience or for non-appropriations of fiscal funding, the contract term is generally considered to be limited to a monthly or annual basis, subject to customer renewal. While contracts with customers are typically fixed fee, certain managed services contracts may be subject to variable consideration related to the achievement of service level agreement performance measurements. The Company has not historically paid significant penalties under service level agreements, and accordingly, it does not constrain its contract price. Certain contracts may also contain variable consideration driven by number of users. Revenue is typically recognized on services over time as a series of services performed over the contract term on a straight-line basis.
Software: Software offerings include public safety and enterprise command solutions, unified communications applications, and video software solutions delivered either “as a service” or on-premise. Solutions delivered as a service consist of a range of promises including hosted software, technical support and the right to unspecified future software enhancements. Software is not distinct from the hosting service since the customer does not have the right to take possession of the software at any time during the term of the arrangement. The hosted software, technical support, and right to unspecified future software enhancements each represent a series of distinct services that are delivered concurrently using the same over-time method. As such, the promises are accounted for as a single performance obligation with revenue recognized on a straight-line basis.
 On-premise offerings consist of multiple promises primarily including software licenses and post-contract customer support. The promises are each distinct and distinct within the context of the contract as the customer benefits from each promise individually without any significant integration or interrelationship between the promises. On-premise software revenue is recognized at the point in time when the customer can benefit from the software which generally aligns with the beginning of the license period. Revenue for post-contract customer support is recognized over-time as the customer simultaneously receives and consumes the services on a straight-line basis.
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
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of June 30, 2018 is $6.2 billion. A total of $3.1 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.7 billion is expected to be recognized in the next 12 months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.1 billion is from Services and Software performance obligations that are not yet satisfied as of June 30, 2018. The determination of Services and Software performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's Services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.1 billion from unsatisfied Services and Software performance obligations over the next 12 months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(in millions)	January 1, 2018	June 30, 2018
Receivables	$1,198	$1,159
Contract assets	931	760
Contract liabilities	1,082	1,049
Non-current contract liabilities	162	180
Contract assets consist of amounts formerly classified as Costs and earnings in excess of billings and Unbilled accounts receivable where the Company does not yet have an unconditional right to bill. Contract liabilities consist of amounts formerly classified Billings in excess of costs and earnings recognized, Customer downpayments and Deferred revenue.
Payment terms on system contracts are typically tied to implementation milestones associated with progress on contracts, while revenue recognition is over-time based on a cost-to-cost method of measuring performance. The Company may recognize a contract asset or contract liability, depending on whether revenue has been recognized in excess of billings or billings in excess of revenue. Services contracts are typically billed in advance, generating Contract liabilities until the Company has performed the services. The Company does not record a financing component to contracts when it expects, at contract inception, that the period between the transfer of a promised good or service and related payment terms are less than a year.
Revenue recognized during the three months ended June 30, 2018 which was previously included in Contract liabilities as of April 1, 2018 is $365 million. Revenue recognized during the six months ended June 30, 2018 which was previously included in Contract liabilities as of January 1, 2018 is $541 million. Revenue of $6 million was reversed during the three months ended June 30, 2018 and $3 million of revenue was recognized during the six months ended June 30, 2018 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts.
There have been no material impairment losses recognized on contract assets during the six months ended June 30, 2018.

Contract Cost Balances

(in millions)	January 1, 2018	June 30, 2018
Current contract cost assets	$62	$47
Non-current contract cost assets	85	90
Contract cost assets represent incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to four years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $11 million and $23 million for the three and six months ended June 30, 2018, respectively.
3. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Other charges:
Intangibles amortization (Note 14)	$53	$37	$94	$73
Reorganization of business (Note 13)	18	1	26	16
Building impairment	—	—	—	8
Loss (Gain) on legal settlements	—	(1)	1	(2)
Gain on recovery of financial receivables	—	—	—	(42)
Acquisition-related transaction fees	—	—	17	1
	$71	$37	$138	$54
During the six months ending June 30, 2018, the Company recognized $17 million of acquisition-related transaction fees for the Avigilon and Plant acquisitions.
During the six months ended July 1, 2017, the Company recognized $8 million of building impairments related to the sale of its Basingstoke building.
During the six months ended July 1, 2017, the Company recognized a net gain of $42 million related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer of its legacy Networks business.
Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest income (expense), net:
Interest expense	$(63)	$(55)	$(117)	$(109)
Interest income	5	4	13	7
	$(58)	$(51)	$(104)	$(102)
Other:
Net periodic postretirement benefit (Note 7)	$20	$12	$40	$24
Non-U.S. pension settlement loss (Note 7)	—	(16)	—	(25)
Foreign currency gain (loss)	11	(20)	—	(22)
Gain (loss) on derivative instruments	(19)	18	(23)	11
Gains on equity method investments	—	1	1	—
Other	1	1	(2)	3
	$13	$(4)	$16	$(9)
During the three months ended June 30, 2018, the Company recognized a foreign currency gain of $11 million, primarily driven by the Euro and British pound, and a loss of $19 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.

During the six months ended June 30, 2018, the Company recognized a loss of $23 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations. The loss includes a loss of $14 million on foreign currency derivatives put in place to minimize the exposure to the Canadian dollar related to the purchase of Avigilon.
During the three and six months ended July 1, 2017, the Company recognized foreign currency losses of $20 million and $22 million, respectively, primarily driven by the Euro and British Pound, partially offset by gains of $18 million and $11 million, respectively, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic earnings per common share:
Earnings	$180	$131	$297	$208
Weighted average common shares outstanding	162.2	163.1	161.7	163.7
Per share amount	$1.11	$0.80	$1.83	$1.27
Diluted earnings per common share:
Earnings	$180	$131	$297	$208
Weighted average common shares outstanding	162.2	163.1	161.7	163.7
Add effect of dilutive securities:
Share-based awards	3.8	3.1	4.0	3.2
Senior Convertible Notes	5.7	2.8	5.4	2.6
Diluted weighted average common shares outstanding	171.7	169.0	171.1	169.5
Per share amount	$1.05	$0.78	$1.73	$1.23
In the computation of diluted earnings per common share for the three months ended June 30, 2018, the assumed exercise of 1.4 million options, including 1.2 million subject to market-based contingent stock agreements, was excluded because their inclusion would have been antidilutive. For the six months ended June 30, 2018, the assumed exercise of 2.9 million options, including 2.4 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
For the three months ended July 1, 2017, the assumed exercise of 2.1 million options, including 1.8 million subject to market-based contingent stock agreements, was excluded because their inclusion would have been antidilutive. For the six months ended July 1, 2017, the assumed exercise of 2.4 million options, including 2.0 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
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

Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$1,203	$1,568
Less allowance for doubtful accounts	(44)	(45)
	$1,159	$1,523

During the six months ended June 30, 2018, $297 million of Unbilled accounts receivable were reclassified to Contract assets and $24 million of non-customer miscellaneous receivables were reclassified to Other current assets as a result of the adoption of ASC 606. In addition, $87 million of receivables were acquired with the purchases of Avigilon and Plant.
Inventories, Net
Inventories, net, consist of the following:

	June 30, 2018	December 31, 2017
Finished goods	$215	$178
Work-in-process and production materials	307	282
	522	460
Less inventory reserves	(131)	(133)
	$391	$327
During the six months ended June 30, 2018, the increase in Inventories, net was primarily driven by the acquisitions of Avigilon and Plant.
Other Current Assets
Other current assets consist of the following:

	June 30, 2018	December 31, 2017
Costs and earnings in excess of billings (Note 1)	$—	$549
Current contract cost assets (Note 2)	47	62
Tax-related refunds receivable	103	90
Other	180	131
	$330	$832
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	June 30, 2018	December 31, 2017
Land	$11	$11
Building	354	316
Machinery and equipment	2,190	2,122
	2,555	2,449
Less accumulated depreciation	(1,660)	(1,593)
	$895	$856
During the six months ended June 30, 2018, the increase in Property, plant and equipment was primarily driven by the acquisitions of Avigilon and Plant.
Depreciation expense for the three months ended June 30, 2018 and July 1, 2017 was $43 million and $49 million, respectively. Depreciation expense for the six months ended June 30, 2018 and July 1, 2017 was $84 million and $93 million, respectively.

Investments
Investments consist of the following:

	June 30, 2018	December 31, 2017
Corporate bonds	$2	$2
Common stock	10	13
	12	15
Strategic investments, at cost	65	78
Company-owned life insurance policies	81	141
Equity method investments	14	13
	$172	$247
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have readily determinable fair values and are recorded at cost less impairments and adjusted for observable fair value movements. The Company did not recognize any impairments or adjustments to fair value during the six months ended June 30, 2018.
Company-owned life insurance policies were recorded at their cash surrender value of $81 million and $141 million, at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company withdrew $60 million of excess cash from its company-sponsored life insurance investments.
As of December 31, 2017, the Company had unrealized gains of $8 million related to available-for-sale securities, which were realized upon the sale of the investment in the first half of 2018.
During the three months ended June 30, 2018 and July 1, 2017, Losses on the sale of investments and businesses were $1 million. During the six months ended June 30, 2018, Gains on the sale of investments and businesses were $10 million, compared to gains of $2 million during the six months ended July 1, 2017.

Other Assets
Other assets consist of the following:

	June 30, 2018	December 31, 2017
Defined benefit plan assets	166	133
Tax receivable	101	101
Non-current contract cost assets (Note 2)	90	—
Other	63	99
	$420	$333
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Deferred revenue (Note 1)	$—	$613
Compensation	196	273
Billings in excess of costs and earnings (Note 1)	—	428
Tax liabilities	105	107
Deferred consideration on Airwave acquisition	83	83
Dividend payable	84	84
Trade liabilities	150	151
Other	478	547
	$1,096	$2,286
Deferred consideration in conjunction with the acquisition of Airwave will be paid on November 15, 2018.

Other Liabilities
Other liabilities consist of the following:

	June 30, 2018	December 31, 2017
Defined benefit plans	$1,464	$2,019
Non-current contract liabilities (Note 2)	180	—
Deferred revenue (Note 1)	—	169
Unrecognized tax benefits	52	54
Deferred income taxes	240	115
Other	217	228
	$2,153	$2,585
The Company made a $500 million contribution to our U.S. Pension Plans during the six months ended June 30, 2018.
During the six months ended June 30, 2018, the deferred income taxes increase was primarily driven by the acquisition of Avigilon.
Stockholders’ Equity
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
During the six months ended June 30, 2018, the Company paid an aggregate of $66 million, including transaction costs, to repurchase approximately 0.6 million shares at an average price of $101.54 per share. As of June 30, 2018, the Company had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended June 30, 2018 and July 1, 2017, the Company paid $84 million and $77 million, respectively, in cash dividends to holders of its common stock. During the six months ended June 30, 2018 and July 1, 2017, the Company paid $168 million and $154 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(305)	$(460)	$(353)	$(494)
Other comprehensive income (loss) before reclassification adjustment	(81)	47	(30)	84
Tax expense	(5)	—	(8)	(3)
Other comprehensive income (loss), net of tax	(86)	47	(38)	81
Balance at end of period	$(391)	$(413)	$(391)	$(413)
Available-for-Sale Securities:
Balance at beginning of period	$—	$—	$6	$—
Other comprehensive income before reclassification adjustment	—	7	—	7
Tax expense	—	(3)	—	(3)
Other comprehensive income before reclassification adjustment, net of tax	—	4	—	4
Reclassification adjustment into Gains on sales of investments and businesses, net	—	—	(8)	—
Tax expense	—	—	2	—
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	—	—	(6)	—
Other comprehensive income (loss), net of tax	—	4	(6)	4
Balance at end of period	$—	$4	$—	$4
Defined Benefit Plans:
Balance at beginning of period	$(2,203)	$(1,804)	$(2,215)	$(1,823)
Other comprehensive loss before reclassification adjustment, net of tax	—	(11)	—	(11)
Reclassification adjustment - Actuarial net losses into Other income (expense)	18	16	36	32
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)	(7)	(8)
Reclassification adjustment - Non-U.S. pension settlement loss into Other income (expense)	—	16	—	25
Tax benefit	—	(3)	(3)	(5)
Reclassification adjustment into Net earnings, net of tax	14	25	26	44
Other comprehensive income, net of tax	14	14	26	33
Balance at end of period	$(2,189)	$(1,790)	$(2,189)	$(1,790)
Total Accumulated other comprehensive loss	$(2,580)	$(2,199)	$(2,580)	$(2,199)

4. Debt and Credit Facilities
As of June 30, 2018, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). During the first quarter of 2018, $400 million was borrowed under this facility for the Avigilon acquisition, of which $100 million was repaid during the three months ended June 30, 2018. As of June 30, 2018, the outstanding loan amount was $300 million. Subsequent to the quarter, the Company paid an additional $50 million. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The weighted average borrowing rate on outstanding amounts was 3.75%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 30, 2018.
To complete the acquisition of Avigilon in the first quarter of 2018, the Company entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable and indexed to LIBOR. Interest is payable monthly, subject to the Company's discretion. The weighted average borrowing rate for amounts outstanding during the six months ended June 30, 2018 was 3.35%. Net proceeds after issuance costs were $399 million. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
Also in conjunction with the acquisition of Avigilon in March 2018, the Company assumed $75 million of borrowings under Avigilon's revolving credit facility, of which $35 million was repaid during the first quarter of 2018 with the remaining $40 million paid during the second quarter of 2018, resulting in the closure of the facility.
In February of 2018, the Company issued $500 million of 4.60% Senior notes due 2028. The Company recognized net proceeds of $497 million after debt issuance costs and debt discounts. These proceeds were then used to make a $500 million contribution to the Company's U.S. pension plan.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.7476, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.81 per share). The exercise price adjusts automatically for dividends. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of June 30, 2018 was $682 million. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.

5. Risk Management
Foreign Currency Risk
As of June 30, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $681 million, compared to $507 million outstanding at December 31, 2017. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 30, 2018, and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	June 30, 2018	December 31, 2017
Euro	$245	$149
British Pound	162	72
Chinese Renminbi	(68)	(73)
Australian Dollar	(66)	(64)
Brazilian Real	(39)	(45)
As of the six months ended June 30, 2018, the Company had entered into forward contracts to sell £25 million, expiring in September 2018. The forward contracts have been designated as a net investment hedge which is in place to partially hedge the Company's British pound foreign currency exposure on its net investment in Airwave Solutions Limited. The gains and losses on the Company's net investment in British pound-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive loss. As of June 30, 2018, the fair value of the derivative contracts was a $2 million liability.

Interest Rate Risk
Certain of the Company's subsidiaries have variable interest loans denominated in the Euro and Chilean Peso. The Company has interest rate swap agreements in place which change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The interest rate swaps are not designated as hedges. As such, changes in the fair value of the interest rate swaps are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the interest rate swaps was de minimus at June 30, 2018 and December 31, 2017.
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 30, 2018, all of the counterparties have investment grade credit ratings. As of June 30, 2018, the Company had $4 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of June 30, 2018 and December 31, 2017:

	Fair Values of Derivative Instruments
	Assets		Liabilities
June 30, 2018	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$2	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$4	Other current assets	$6	Accrued liabilities
Total derivatives	$4		$8

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other current assets	$2	Accrued liabilities
Total derivatives	$5		$5
The following table summarizes the effect of derivatives designated as hedging instruments on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended		Balance Sheet Location
Loss on Derivative Instruments	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	$5	$(2)	$2	$(2)	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange contracts	$(19)	$18	$(23)	$11	Other income (expense)

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings before income taxes	$227	$205	$367	$324
Income tax expense	46	73	69	114
Effective tax rate	20%	36%	19%	35%
The Company recorded $46 million of net tax expense during the three months ended June 30, 2018, resulting in an effective tax rate of 20%, compared to $73 million of net tax expense during the three months ended July 1, 2017, resulting in an effective tax rate of 36%. The effective tax rate for the three months ended June 30, 2018 of 20% is lower than the effective tax rate for the three months ended July 1, 2017 of 36%, primarily due to the corporate income tax rate decrease from 35% to 21%, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017. The effective tax rate in the second quarter of 2018 was lower than the U.S. statutory tax rate of 21% primarily due to a favorable settlement of a state audit, resulting in a tax benefit. The effective tax rate in the second quarter of 2017 was greater than the U.S. statutory tax rate of 35% partly due to change of estimates between provision and the filing of tax returns in foreign jurisdictions.
The Company recorded $69 million of net tax expense during the six months ended June 30, 2018, resulting in an effective tax rate of 19%, compared to $114 million of net tax expense during the six months ended July 1, 2017, resulting in an effective tax rate of 35%. The effective tax rate for the six months ended June 30, 2018 of 19% is lower than the effective tax rate for the six months ended July 1, 2017 of 35%, primarily due to the corporate income tax rate decrease from 35% to 21%, as a result of the Tax Act. The effective tax rate for six months ended June 30, 2018 was lower than the U.S. statutory tax rate of 21% primarily due to the recognition of excess tax benefits on share-based compensation and a tax benefit due to a favorable settlement of a state audit. The effective tax rate for the six months ended July 1, 2017 was equal to the U.S. statutory tax rate of 35%.
Under the guidance in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118 that addresses the FASB's ASC Topic 740, "Income Taxes," the Company recorded provisional amounts for the impact of the Tax Act in 2017. The Company is continuing to analyze the impact of the recently issued IRS Notices related to the Tax Act. For the six months ended June 30, 2018, the Company has not recorded any material adjustments to the previously recorded provisional tax amounts.
7. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	46	46	10	10	1	1
Expected return on plan assets	(68)	(57)	(24)	(24)	(3)	(3)
Amortization of:
Unrecognized net loss	14	11	3	4	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Settlement loss	—	—	—	16	—	—
Net periodic pension cost (benefit)	$(8)	$—	$(10)	$7	$(5)	$(5)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	92	92	20	20	1	2
Expected return on plan assets	(136)	(115)	(48)	(47)	(5)	(6)
Amortization of:
Unrecognized net loss	28	22	6	8	2	2
Unrecognized prior service benefit	—	—	—	—	(7)	(8)
Settlement loss	—	—	—	25	—	—
Net periodic cost (benefit)	$(16)	$(1)	$(20)	$8	$(9)	$(10)
The Company made a $500 million contribution to its U.S. Pension Plans during the six months ended June 30, 2018.
8. Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Share-based compensation expense included in:
Costs of sales	$2	$2	$5	$4
Selling, general and administrative expenses	11	11	21	22
Research and development expenditures	4	3	8	7
Share-based compensation expense included in Operating earnings	17	16	34	33
Tax benefit	4	5	8	11
Share-based compensation expense, net of tax	$13	$11	$26	$22
Decrease in basic earnings per share	$(0.08)	$(0.07)	$(0.16)	$(0.13)
Decrease in diluted earnings per share	$(0.08)	$(0.07)	$(0.15)	$(0.13)
During the six months ended June 30, 2018, the Company granted 0.4 million RSUs and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $42 million and $7 million, respectively, and 0.2 million stock options and 0.2 million performance options ("POs") with an aggregate grant-date fair value of $5 million and $7 million, respectively. Share-based compensation expense will generally be recognized over the vesting period of three years.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Available-for-sale securities:
Corporate bonds	—	2	2
Common stock	—	10	10
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8

December 31, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Available-for-sale securities:
Corporate bonds	—	2	2
Common stock	13	—	13
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no Level 3 holdings as of June 30, 2018 or December 31, 2017.
At June 30, 2018 and December 31, 2017, the Company had $399 million and $633 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at June 30, 2018 and December 31, 2017 was $5.7 billion and $4.6 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	June 30, 2018	December 31, 2017
Long-term receivables	$30	$37
Less current portion	(16)	(18)
Non-current long-term receivables	$14	$19
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $128 million at June 30, 2018, compared to $93 million at December 31, 2017.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Accounts receivable sales proceeds	$22	$61	$76	$80
Long-term receivables sales proceeds	15	22	28	68
Total proceeds from receivable sales	$37	$83	$104	$148
At June 30, 2018, the Company had retained servicing obligations for $844 million of long-term receivables, compared to $873 million at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Credit Quality of Financing Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at June 30, 2018 and December 31, 2017 is as follows:

June 30, 2018	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$17	$—	$—	$2
Commercial loans and leases secured	13	1	—	1
Long-term receivables, including current portion	$30	$1	$—	$3

December 31, 2017	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$21	$—	$1	$2
Commercial loans and leases secured	16	1	3	1
Long-term receivables, including current portion	$37	$1	$4	$3

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at June 30, 2018.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

12. Segment Information
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video solutions, such as video surveillance cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions and manage a mobile workforce.
Services and Software: The Services and Software segment provides a full set of offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include monitoring, software updates and cybersecurity services. Managed services offerings range from partial to full operation of customer or Motorola Solutions owned networks. Software includes public safety and enterprise command center solutions, unified communications applications, video software solutions, delivered both on premise and “as a service.”
The following table summarizes Net sales by segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Products and Systems Integration	$1,189	$1,047	$2,141	$1,901
Services and Software	571	450	1,086	876
	$1,760	$1,497	$3,227	$2,777
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Products and Systems Integration	$175	$190	$265	$287
Services and Software	98	71	180	146
Operating earnings	273	261	445	433
Total other expense	(46)	(56)	(78)	(109)
Earnings before income taxes	$227	$205	$367	$324

13. Reorganization of Business
2018 Charges
During the three months ended June 30, 2018, the Company recorded net reorganization of business charges of $25 million including $18 million of charges in Other charges and $7 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $25 million were charges of $27 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for accruals no longer needed.
During the six months ended June 30, 2018, the Company recorded net reorganization of business charges of $38 million including $26 million of charges in Other charges and $12 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $38 million were charges of $49 million related to employee separation costs and $3 million related to exit costs, partially offset by $14 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

June 30, 2018	Three Months Ended	Six Months Ended
Products and Systems Integration	$19	$28
Services and Software	6	10
	$25	$38
The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2018 to June 30, 2018:

	January 1, 2018	Additional Charges	Adjustments	Amount Used	June 30, 2018
Exit costs	$9	$3	$—	$(3)	$9
Employee separation costs	41	49	(14)	(33)	43
	$50	$52	$(14)	$(36)	$52
Exit Costs
At January 1, 2018, the Company had $9 million of accruals for exit costs. During the six months ended June 30, 2018, there were $3 million of additional charges and $3 million of cash payments related to the exit of leased facilities. The remaining accrual of $9 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 30, 2018, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2018, the Company had an accrual of $41 million for employee separation costs. The 2018 additional charges of $49 million represent severance costs for approximately 600 employees. The adjustment of $14 million reflects reversals for accruals no longer needed. The $33 million used reflects cash payments to severed employees. The remaining accrual of $43 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 30, 2018, is expected to be paid, primarily within one year, to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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

The following table displays the net charges incurred by segment:

July 1, 2017	Three Months Ended	Six Months Ended
Products and Systems Integration	$2	$16
Services and Software	1	6
	$3	$22

14. Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company's condensed consolidated financial statements for the period subsequent to the date of acquisition.
Avigilon Corporation
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation, a provider of advanced end-to-end security and surveillance solutions including video analytics, network video management hardware and software, surveillance cameras and access control solutions. The purchase price of $974 million, consisted of cash payments of $980 million for outstanding common stock, restricted stock units and employee held stock options, net of cash acquired of $107 million, debt assumed of $75 million and transaction costs of $26 million. Prior to the end of the first quarter, $35 million of the assumed debt was repaid with the remaining $40 million repaid during the second quarter of 2018.
The acquisition of Avigilon has been accounted for at fair value as of the acquisition date, based on the fair value of the total consideration transferred which has been attributed to all identifiable assets acquired and liabilities assumed and measured at fair value. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts and goodwill may be subject to change. The following table summarizes fair values of assets acquired and liabilities assumed as of the March 28, 2018 acquisition date:

Accounts receivable, net	$67
Inventory	93
Other current assets	24
Property, plant and equipment, net	33
Deferred income taxes	4
Accounts payable	(21)
Accrued liabilities	(28)
Deferred income tax liabilities	(134)
Goodwill	438
Intangible assets	498
Total consideration	$974
Acquired intangible assets consist of $110 million of customer relationships, $380 million of developed technology and $8 million of trade names and will have useful lives of two to 20 years. The fair values of all intangible assets were estimated using the income approach. Customer relationships and developed technology were valued under the excess earnings method which assumes that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible asset. Trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
 Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.
The pro forma effect of this acquisition is not significant.
Other Acquisitions
On April 9, 2018, the Company completed the acquisition of a provider of two-way radio communications for a gross purchase price of $11 million, recognizing $7 million of identifiable intangible assets, which will be amortized over a period of seven years. The results of operations for this acquisition have been included in the Company’s condensed consolidated statements of operations subsequent to the acquisition date.
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc., the parent company of Airbus DS Communications for a purchase price of $237 million net cash. This acquisition will expand the Company's software portfolio in the Command Center with additional solutions for Next Generation 9-1-1. The Company recognized $155 million of goodwill, $80 million of identifiable intangible assets and $2 million of net assets acquired. The identifiable intangible assets were classified as $41 million of customer-related intangibles, $27 million of completed technology and $12 million of trade names. The identifiable intangible assets will be amortized over a period of 10 to 20 years. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts and goodwill may be subject to change.
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

On March 13, 2017, the Company completed the acquisition of Interexport, a company that provides Services for communications systems to public safety and commercial customers in Chile, for a gross purchase price of $98 billion Chilean pesos, or approximately $147 million U.S. dollars based on cash payments of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $61 million of identifiable intangible assets, $70 million of acquired property, plant and equipment and $16 million of net other tangible assets. The estimated identifiable intangible assets were classified as $56 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years.
The pro forma effects of these acquisitions are not significant.
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$555	$71	$148	$55
Patents	2	2	2	2
Customer-related	1,116	310	977	242
Other intangibles	75	25	56	23
	$1,748	$408	$1,183	$322
Amortization expense on intangible assets was $53 million for the three months ended June 30, 2018 and $94 million for the six months ended June 30, 2018. Amortization expense on intangible assets was $37 million for the three months ended July 1, 2017 and $73 million for the six months ended July 1, 2017. As of June 30, 2018, annual amortization expense is estimated to be $98 million in 2018, $193 million in 2019, $190 million in 2020, $186 million in 2021, $184 million in 2022, and $83 million in 2023.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$510	$19	$12	$8
Services and Software	1,238	389	1,171	314
	$1,748	$408	$1,183	$322
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2018 to June 30, 2018:

	Products and Systems Integration	Services and Software	Total
Balance as of January 1, 2018	$362	$576	$938
Goodwill acquired	359	231	590
Purchase accounting adjustments	5	(1)	4
Foreign currency	—	(4)	(4)
Balance as of June 30, 2018	$726	$802	$1,528
During the second quarter of 2018, the Company modified its internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership, in part, as a result of recent acquisitions contributing to the growth within the newly aligned Services and Software segment. Previously, the Company had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration related revenue and costs moving from the old Services segment into the newly presented Products and Systems Integration segment and Software related revenue and costs moving from the old Products segment into the newly presented Services and Software segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended June 30, 2018 and July 1, 2017, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Overview
Recent Developments
During the second quarter of 2018, we modified our internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership in part as a result of recent acquisitions contributing to the growth within the newly aligned Services and Software segment. Previously, we had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration related revenue and costs moving from the old Services segment into the newly presented Products and Systems Integration segment and Software related revenue and costs moving from the old Products segment into the newly presented Services and Software segment.

Our Business
We are a leading global provider of mission-critical communication infrastructure, devices, accessories, software, and services. Our products and services help government, public safety and commercial customers improve their operations through increased effectiveness, efficiency, and safety of their mobile workforces. We serve our customers with a global footprint of sales in more than 100 countries and 16,000 employees worldwide, based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video solutions, such as video surveillance cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions and manage a mobile workforce. In the second quarter of 2018, the segment’s net sales were $1.2 billion, representing 68% of our consolidated net sales.
Services and Software: The Services and Software segment provides a full set of offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include monitoring, software updates and cybersecurity services. Managed services offerings range from partial to full operation of customer or Motorola Solutions owned networks. Software includes public safety and enterprise command center solutions, unified communications applications, and video software solutions, delivered both on premise and “as a service.” In the second quarter of 2018, the segment’s net sales were $571 million, representing 32% of our consolidated net sales.

Second Quarter Summary

•	Net sales were $1.8 billion in the second quarter of 2018, up $263 million, or 18%, from the second quarter of 2017.

•	We generated operating earnings of $273 million, or 16% of net sales, in the second quarter of 2018, compared to $261 million, or 17% of net sales, in the second quarter of 2017.

•
We had net earnings attributable to Motorola Solutions, Inc. of $180 million, or $1.05 per diluted common share, in the second quarter of 2018, compared to $131 million, or $0.78 per diluted common share, in the second quarter of 2017.

•
We used net cash for operating activities of $75 million during the first half of 2018, primarily driven by the $500 million contribution to our U.S. pension plan, compared to $315 million of cash provided by operating activities in the first half of 2017.

•	We returned $234 million in capital to shareholders through dividends and share repurchases during the first half of 2018.

•	We repaid $140 million of debt in the second quarter of 2018 related to the Avigilon acquisition.
A summary of our segment results is as follows:

•
Products and Systems Integration: Net sales were $1.2 billion in the second quarter of 2018, an increase of $142 million, or 14% compared to net sales of $1.0 billion during the second quarter of 2017. On a geographic basis, net sales increased in the Americas and EMEA and decreased in AP, compared to the year-ago quarter.

•
Services and Software: Net sales were $571 million in the second quarter of 2018, an increase of $121 million, or 27% compared to net sales of $450 million in the second quarter of 2017. On a geographic basis, net sales increased in every region, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 30, 2018	% of Sales*	July 1, 2017	% of Sales*	June 30, 2018	% of Sales*	July 1, 2017	% of Sales*
Net sales from products	$1,042		$848		$1,842		$1,551
Net sales from services	718		649		1,385		1,226
Net sales	1,760		1,497		3,227		2,777
Costs of products sales	485	46.5%	392	46.2%	867	47.1%	739	47.6%
Costs of services sales	453	63.1%	415	63.9%	869	62.7%	778	63.5%
Costs of sales	938		807		1,736		1,517
Gross margin	822	46.7%	690	46.1%	1,491	46.2%	1,260	45.4%
Selling, general and administrative expenses	316	18.0%	254	17.0%	594	18.4%	500	18.0%
Research and development expenditures	162	9.2%	138	9.2%	314	9.7%	273	9.8%
Other charges	71	4.0%	37	2.5%	138	4.3%	54	1.9%
Operating earnings	273	15.5%	261	17.4%	445	13.8%	433	15.6%
Other income (expense):
Interest expense, net	(58)	(3.3)%	(51)	(3.4)%	(104)	(3.2)%	(102)	(3.7)%
Gains (losses) on sales of investments and businesses, net	(1)	(0.1)%	(1)	(0.1)%	10	0.3%	2	0.1%
Other	13	0.7%	(4)	(0.3)%	16	0.5%	(9)	(0.3)%
Total other expense	(46)	(2.6)%	(56)	(3.7)%	(78)	(2.4)%	(109)	(3.9)%
Earnings before income taxes	227	12.9%	205	13.7%	367	11.4%	324	11.7%
Income tax expense	46	2.6%	73	4.9%	69	2.1%	114	4.1%
Net earnings	181	10.3%	132	8.8%	298	9.2%	210	7.6%
Less: Earnings attributable to noncontrolling interests	1	0.1%	1	0.1%	1	—%	2	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$180	10.2%	$131	8.8%	$297	9.2%	$208	7.5%
Earnings per diluted common share	$1.05		$0.78		$1.73		$1.23
* Percentages may not add due to rounding

Results of Operations—Three months ended June 30, 2018 compared to three months ended July 1, 2017
The results of operations for the second quarter of 2018 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.8 billion in the second quarter of 2018, a $263 million, or 18%, increase compared to the second quarter of 2017, reflecting solid demand across the globe for our products and services. The net sales increase for the second quarter of 2018 included $154 million from acquisitions, $26 million from favorable foreign currency rates and $24 million from the adoption of ASC 606. The increase in net sales is reflective of growth in every region. Devices net sales within the Products and Systems Integration segment increased in the Americas and EMEA and decreased in AP. Systems and Systems Integration net sales within the Products and Systems Integration segment increased in every region. The Services and Software segment net sales increased in every region. The Services and Software segment net sales increase in the Americas was driven by the acquisitions of Plant and Kodiak Networks within the Software business and growth absent of acquisitions in both Services and Software. The Services and Software segment net sales increase in EMEA was primarily driven by growth absent of acquisitions in Services. The Services and Software segment net sales increase in AP was driven by the acquisition of Kodiak Networks in the Software business and growth absent of acquisitions in both Services and Software.
Gross Margin
Gross margin was $822 million, or 46.7% of net sales, in the second quarter of 2018, compared to $690 million, or 46.1% of net sales, in the second quarter of 2017. The increase in gross margin percentage was primarily driven by improved margins in Services, the adoption of ASC 606, and a favorable mix.
Selling, General and Administrative Expenses
SG&A expenses were $316 million, or 18.0% of net sales, in the second quarter of 2018, compared to $254 million, or 17.0% of net sales, in the second quarter of 2017. The increase in SG&A expenditures is primarily due to the change in classification of our third-party sales commissions from the adoption of ASC 606 and increased expenses associated with acquired businesses.
Research and Development Expenditures
R&D expenditures were $162 million, or 9.2% of net sales, in the second quarter of 2018 and $138 million, or 9.2% of net sales, in the second quarter of 2017. The increase in R&D expenditures is primarily due to increased expenses associated with acquired businesses.
Other Charges
We recorded net charges of $71 million in the second quarter of 2018, compared to net charges of $37 million in the second quarter of 2017. The net Other charges in the second quarter of 2018 were driven by $53 million of charges relating to the amortization of intangibles and $18 million of net reorganization of business charges. The net charges in the second quarter of 2017 of $37 million were primarily from $37 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $58 million in the second quarter of 2018 and $51 million in the second quarter of 2017. The increase in net interest expense in the second quarter of 2018 as compared to the second quarter of 2017 was a result of increases in outstanding debt issued during the first quarter of 2018.
Other
Net Other income was $13 million in the second quarter of 2018, compared to an expense of $4 million in the second quarter of 2017. The net other income in the second quarter of 2018 was primarily comprised of $20 million of net periodic postretirement benefit and a $11 million foreign currency gain, partially offset by a $19 million loss on derivative instruments. The net Other expense in the second quarter of 2017 was primarily comprised of a $20 million foreign currency loss and $16 million of charges relating to the Non-U.S. pension settlement loss, partially offset by a $18 million gain on derivative instruments and $12 million of net periodic postretirement benefit.
Effective Tax Rate
We recorded $46 million of net tax expense in the second quarter of 2018, resulting in an effective tax rate of 20%, compared to $73 million of net tax expense in the second quarter of 2017, resulting in an effective tax rate of 36%. Our effective tax rate for the three months ended June 30, 2018 of 20% is lower than our effective tax rate for the three months ended July 1, 2017 of 35%, primarily due to the corporate income tax rate decrease from 35% to 21%, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017. Our effective tax rate in the second quarter of 2018 was lower than the U.S. statutory tax rate of 21% primarily due to a favorable settlement of a state audit, resulting in a tax benefit. Our effective tax rate in the second quarter of 2017 was greater than the U.S. statutory tax rate of 35% partly due to change of estimates between provision and the filing of tax returns in foreign jurisdictions.

Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $180 million, or $1.05 per diluted share, in the second quarter of 2018, compared to net earnings attributable to Motorola Solutions, Inc. of $131 million, or $0.78 per diluted share, in the second quarter of 2017.
The increase in net earnings and net earnings per diluted share in the second quarter of 2018, as compared to the second quarter of 2017, was primarily driven by: (i) higher sales in both the Products and Systems Integration and Services and Software segments, (ii) lower Other non-operating expenses, net, and (iii) lower income tax expense, partially offset by higher operating expenses.

Results of Operations—Six months ended June 30, 2018 compared to six months ended July 1, 2017
Net Sales
Net sales were $3.2 billion in the first half of 2018, a $450 million, or 16%, increase compared to the first half of 2017. The net sales increase for the first half of 2018 included $201 million from acquisitions, $65 million from favorable foreign currency rates and $39 million from the adoption of ASC 606.The increase in net sales is reflective of growth in every region. Within the Products and Systems Integration segment, Devices net sales increased in the Americas and EMEA and decreased in AP and Systems and Systems Integration net sales increased in every region. The Services and Software segment increased in every region. The Services and Software segment net sales increase in the Americas was driven by the acquisitions of Plant and Kodiak Networks within the Software business, the acquisition of Interexport in Services and growth absent of acquisitions in both Services and Software. The Services and Software segment net sales increase in EMEA was primarily driven by growth absent of acquisitions in Services. The Services and Software segment net sales increase in AP was driven by the acquisition of Kodiak Networks in the Software business and growth absent of acquisitions in both Services and the Software business.
Gross Margin
Gross margin was $1.5 billion, or 46.2% of net sales, in the first half of 2018, compared to $1.3 billion, or 45.4% of net sales, in the first half of 2017. The increase in gross margin percentage was primarily driven by favorable mix, the adoption of ASC 606, and improved margins in Services.
Selling, General and Administrative Expenses
SG&A expenses were $594 million, or 18.4% of net sales, in the first half of 2018, compared to $500 million, or 18.0% of net sales, in the first half of 2017. The increase in SG&A expenditures is primarily due to the change in classification of our third-party sales commissions from the adoption of ASC 606 and increased expenses associated with acquired businesses.
Research and Development Expenditures
R&D expenditures were $314 million, or 9.7% of net sales, in the first half of 2018 and $273 million, or 9.8% of net sales, in the first half of 2017. R&D expenditures increased due to increased expenses associated with acquired businesses.
Other Charges
We recorded net charges of $138 million in the first half of 2018, compared to net charges of $54 million in the first half of 2017. The net Other charges in the first half of 2018 were primarily driven by: (i) $94 million of charges relating to the amortization of intangibles, (ii) $26 million of net reorganization of business charges, and (iii) $17 million of acquisition related transaction fees. The net charges in the first half of 2017 of $54 million primarily consisted of: (i) $73 million of charges relating to the amortization of intangibles, (ii) $16 million of net reorganization of business charges and (iii) $8 million of charges related to a building impairment, partially offset by a net gain of $42 million, related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $104 million in the first half of 2018 and $102 million in the first half of 2017. The increase in net interest expense in the first half of 2018 as compared to the first half of 2017 was a result of increases in outstanding debt.
Gains (losses) on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $10 million in the first half of 2018 compared to net gains of $2 million in the first half of 2017. The net gains in the first half of 2018 and 2017 were primarily related to the sales of various equity investments.
Other
Net Other income was $16 million in the first half of 2018, compared to expense of $9 million in the first half of 2017. The net Other income in the first half of 2018 was primarily comprised of $40 million net periodic postretirement benefit, partially offset by a $23 million loss on derivative investments, including losses of $14 million associated with foreign currency derivative contracts related to the acquisition of Avigilon. The net Other expense in the first half of 2017 was comprised of $25 million of charges relating to the Non-U.S. pension settlement loss and a $22 million foreign currency loss, partially offset by: (i) $24 million of net periodic postretirement benefit, (ii) a $11 million gain on derivative instruments, and (iii) $3 million of other non-operating gains.
Effective Tax Rate
We recorded $69 million of net tax expense in the first half of 2018, resulting in an effective tax rate of 19%, compared to $114 million of net tax expense in the first half of 2017, resulting in an effective tax rate of 35%. Our effective tax rate for the six months ended June 30, 2018 of 19% is lower than our effective tax rate for the six months ended July 1, 2017 of 35%, primarily due to the corporate income tax rate decrease from 35% to 21%, as a result of the Tax Act. Our effective tax rate in the first half of 2018 was lower than the U.S. statutory tax rate of 21% primarily due to the recognition of excess tax benefits on share-based compensation and a tax benefit due to a favorable settlement of a state audit. Our effective tax rate in the first half of 2017 was equal to the U.S. statutory tax rate of 35%.
Net Earnings Attributable to Motorola Solutions, Inc.
After taxes, we had net earnings attributable to Motorola Solutions, Inc. of $297 million, or $1.73 per diluted share, in the first half of 2018, compared to net earnings attributable to Motorola Solutions, Inc. of $208 million, or $1.23 per diluted share, in the first half of 2017.
The increase in net earnings in the first half of 2018, as compared to the first half of 2017, was primarily driven by: (i) higher sales in both the Products and Systems Integration and Services and Software segments, (ii) lower Other non-operating expenses, net, and (iii) lower income tax expense, partially offset by higher operating expenses. The increase in net earnings per diluted share was driven by an increase in net earnings.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended June 30, 2018 and July 1, 2017, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products and Systems Integration Segment
For the second quarter of 2018, the segment’s net sales represented 68% of our consolidated net sales, compared to 70% of our consolidated net sales for the second quarter of 2017. For the first half of 2018, the segment's net sales represented 66% of our consolidated net sales, compared to 68% of our consolidated net sales for the first half of 2017.

	Three Months Ended			Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Segment net sales	$1,189	$1,047	14%	$2,141	$1,901	13%
Operating earnings	175	190	(8)%	265	287	(8)%
Three months ended June 30, 2018 compared to three months ended July 1, 2017
The segment’s net sales increased $142 million, to $1.2 billion in the second quarter of 2018, as compared to $1.0 billion during the second quarter of 2017. The increase in the segment's net sales was driven by an increase in Devices and Systems and Systems Integration sales. Devices net sales increased in the Americas and EMEA due to the acquisition of Avigilon and growth absent of acquisitions and decreased in AP. Systems and Systems Integration net sales increased in the Americas due to the acquisition of Avigilon and growth absent of acquisitions. Systems and Systems Integration net sales increased in EMEA and AP due to the acquisition of Avigilon.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in the second quarter of 2018, compared to 72% of the segment's net sales in the second quarter of 2017.
The segment had operating earnings of $175 million in the second quarter of 2018, compared to $190 million in the second quarter of 2017. The decrease in operating earnings in the second quarter of 2018 compared to the second quarter of 2017 was driven by higher SG&A expenses, R&D expenditures, and Other charges driven by the change in classification of our third-party sales commissions from the adoption of ASC 606, increased expenses associated with acquired businesses, and increases in amortization of intangibles and reorganization of business charges, partially offset by higher net sales.
Six months ended June 30, 2018 compared to six months ended July 1, 2017
The segment’s net sales increased $240 million, to $2.1 billion in the first half of 2018, as compared to $1.9 billion during the first half of 2017. The increase in the segment's net sales was driven by an increase in Devices and Systems and Systems Integration sales. Devices net sales increased in the Americas and EMEA due to the acquisition of Avigilon and growth absent of acquisitions and decreased in AP. Systems and Systems Integration net sales increased in the Americas due to the acquisition of Avigilon. Systems and Systems Integration net sales increased in EMEA and AP due to the acquisition of Avigilon and growth absent of acquisitions.

Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in the first half of 2018, compared to 73% of the segment's net sales in the first half of 2017.
The segment had operating earnings of $265 million in the first half of 2018, compared to $287 million in the first half of 2017. The decrease in operating earnings in the first half of 2018 compared to the first half of 2017 was driven by higher SG&A expenses, R&D expenditures, and Other charges driven by the change in classification of our third-party sales commissions from the adoption of ASC 606, increased expenses associated with acquired businesses, and increases in amortization of intangibles, reorganization of business charges and acquisition-related transaction fees, partially offset by higher net sales.
Services and Software Segment
For second quarter of 2018, the segment’s net sales represented 32% of our consolidated net sales, compared to 30% of our consolidated net sales for the second quarter of 2017. For the first half of 2018, the segment's net sales represented 34% of our consolidated net sales, compared to 32% of our consolidated net sales for the first half of 2017.

	Three Months Ended			Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Segment net sales	$571	$450	27%	$1,086	$876	24%
Operating earnings	98	71	38%	180	146	23%
Three months ended June 30, 2018 compared to three months ended July 1, 2017
The segment’s net sales increased $121 million, or 27%, to $571 million in the second quarter of 2018, as compared to $450 million in the second quarter of 2017. The increase in the segment's net sales was driven by the Plant and Kodiak Networks acquisitions within the Software business, as well as growth absent of acquisitions in both Services and Software. On a geographic basis, net sales for the second quarter of 2018 increased in every region, compared to the second quarter of 2017.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the second quarter of 2018, compared to 55% of the segment’s net sales in the second quarter of 2017.
The segment had operating earnings of $98 million in the second quarter of 2018, compared to $71 million in the second quarter of 2017. The increase in operating earnings in the second quarter of 2018 compared to the second quarter of 2017 was driven by higher sales, partially offset by higher SG&A expenses, R&D expenditures, and Other charges driven by the change in classification of our third-party sales commissions from the adoption of ASC 606, increased expenses associated with acquired businesses, and increases in amortization of intangibles and reorganization of business charges.
Six months ended June 30, 2018 compared to six months ended July 1, 2017
The segment’s net sales increased $210 million, or 24%, to $1.1 billion in the first half of 2018, as compared to $876 million in the first half of 2017. The increase in the segment's net sales was driven by the Plant and Kodiak Networks acquisitions within the Software business and the Interexport acquisition within Services, as well as growth absent of acquisitions in both Services and Software. On a geographic basis, net sales for the first half of 2018 increased in every region, compared to the first half of 2017.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first half of 2018, compared to 54% of the segment’s net sales in the first half of 2017.
The segment had operating earnings of $180 million in the first half of 2018, compared to $146 million in the first half of 2017. The increase in operating earnings in the first half of 2018 compared to the first half of 2017 was driven by higher sales, partially offset by higher SG&A expenses, R&D expenditures, and Other charges driven by the change in classification of our third-party sales commissions from the adoption of ASC 606, increased expenses associated with acquired businesses, and increases in amortization of intangibles, reorganization of business charges and acquisition-related transaction fees.

Reorganization of Business
During the second quarter of 2018, we recorded net reorganization of business charges of $25 million including $18 million of charges recorded within Other charges and $7 million in Cost of sales in our condensed consolidated statements of operations. Included in the $25 million were charges of $27 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for accruals no longer needed.
During the first half of 2018, we recorded net reorganization of business charges of $38 million including $26 million of charges recorded within Other charges and $12 million in Cost of sales in our condensed consolidated statements of operations. Included in the $38 million were charges of $49 million related to employee separation costs and $3 million related to exit costs, partially offset by $14 million of reversals for accruals no longer needed.

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
During the first half of 2017, we recorded net reorganization of business charges of $22 million including $16 million of charges recorded within Other charges and $6 million in Cost of sales in our condensed consolidated statements of operations. Included in the $22 million were charges of $23 million related to employee separation costs and $4 million related to exit costs, partially offset by $5 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Products and Systems Integration	$19	$2	$28	$16
Services and Software	6	1	10	6
	$25	$3	$38	$22
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $36 million in the first half of 2018 and $56 million in the first half of 2017. The reorganization of business accruals at June 30, 2018 were $52 million, of which $43 million relate to employee separation costs that are expected to be paid within one year and $9 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources
We decreased the aggregate of our cash and cash equivalent balances by $327 million from $1.3 billion as of December 31, 2017 to $941 million as of June 30, 2018. As highlighted in the condensed consolidated statements of cash flows, our liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
At June 30, 2018, $513 million of the $941 million cash and cash equivalents balance was held in the U.S. and $428 million was held by us or our subsidiaries in other countries. Restricted cash was $63 million at June 30, 2018 and December 31, 2017.
Operating Activities
Net cash used for operating activities in the first half of 2018 was $75 million, as compared to $315 million provided by operating activities in the first half of 2017. Operating cash flows in the first half of 2018, as compared to the first half of 2017, were negatively impacted by the $500 million contribution to our U.S. pension plan, higher incentive payments, higher tax payments and the recovery of financial receivables owed to us in the first quarter of 2017. The contribution to our U.S. pension plan moves the next anticipated required contribution to 2024, or beyond.
Investing Activities
Net cash used by investing activities was $1.2 billion in the first half of 2018, compared to $189 million in the first half of 2017. The $1.2 billion of cash used in the first half of 2018 included $1.2 billion used for acquisitions and investments and $82 million in capital expenditures, partially offset by $79 million of proceeds from sales of investments and businesses. The cash usage of $189 million in the first half of 2017 consisted primarily of $140 million cash used for acquisitions and investments and $121 million in capital expenditures, partially offset by $72 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $1.2 billion during the first half of 2018 compared to $140 million in the first half of 2017. The cash used during the first half of 2018 was primarily used for the acquisitions of Avigilon for a total of $903 million, net of cash acquired, and Plant for total of $237 million, net of cash acquired. The cash used during the first half of 2017 was used for several debt and equity investments and the acquisition of Interexport for $55 million, net of cash acquired.
Sales of Investments and Businesses: We received $79 million of proceeds related to the sales of investments and businesses in the first half of 2018 compared to $72 million in the first half of 2017. The proceeds in the first half of 2018 primarily consisted of $60 million of excess cash withdrawn from company-sponsored life insurance investments. The proceeds from the first quarter of 2017 primarily consisted of the sales of various debt and equity investments.
Capital Expenditures: Capital expenditures decreased in the first half of 2018 to $82 million, compared to $121 million in the first half of 2017. The decrease in capital expenditures was primarily related to lower information technology spend.

Financing Activities
Net cash provided by financing activities was $922 million in the first half of 2018, compared to $385 million used in the first half of 2017. Cash provided by financing activities in the first half of 2018 was primarily comprised of $1.3 billion of proceeds from the issuance of debt and $59 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by: (i) $197 million used for the repayment of debt, (ii) $168 million of cash used for the payment of dividends, and (iii) $66 million used for purchases under our share repurchase program. Net cash used for financing activities in the first half of 2017 was primarily comprised of $258 million used for purchases under our share repurchase program and $154 million of cash used for the payment of dividends, partially offset by $28 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Current and Long-Term Debt: We had outstanding long-term debt of $5.6 billion and $4.5 billion, including the current portions of $347 million and $52 million at June 30, 2018 and December 31, 2017, respectively.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable and indexed to LIBOR. Interest is payable monthly, subject to our discretion. The weighted average borrowing rate for amounts outstanding during the quarter ended June 30, 2018 was 3.35%. Net proceeds after issuance costs were $399 million. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
Also in conjunction with the acquisition of Avigilon in March 2018, we assumed $75 million of borrowings under Avigilon's revolving credit facility, of which $35 million was repaid during the first quarter of 2018 with the remaining $40 million paid during the second quarter of 2018, resulting in the closure of the facility.
In February of 2018, we issued $500 million of 4.60% Senior notes due 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan in the first quarter of 2018.
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
Share Repurchase Program: During the six months ended June 30, 2018, we paid an aggregate of $66 million, including transaction costs, to repurchase approximately 0.6 million shares at an average price of $101.54 per share. As of June 30, 2018, the Company had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the second quarter of 2018, we paid $84 million in cash dividends to holders of our common stock. During the first half of 2018, we paid $168 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $84 million in cash dividends to holders of our common stock.
Anticipated Activity: We currently have an $83 million deferred consideration related to the Airwave acquisition within Accrued liabilities. This will be paid in the fourth quarter of 2018.
Credit Facilities
As of June 30, 2018, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). During the first quarter of 2018, $400 million was borrowed under this facility for the Avigilon acquisition, of which $100 million was repaid during the three months ended June 30, 2018. As of June 30, 2018, the outstanding loan amounted to $300 million. Subsequent to the quarter, we paid an additional $50 million. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The weighted average borrowing rate on outstanding amounts was 3.75%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 30, 2018.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $128 million at June 30, 2018, compared to $93 million at December 31, 2017.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Accounts receivable sales proceeds	$22	$61	$76	$80
Long-term receivables sales proceeds	15	22	28	68
Total proceeds from sales of accounts receivable	$37	$83	$104	$148
At June 30, 2018, the Company had retained servicing obligations for $844 million of long-term receivables, compared to $873 million at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
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
Some of these obligations arise as a result of divestitures of our assets or businesses and require us to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. Our obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration, and for amounts for breaches of such representations and warranties in connection with prior divestitures not in excess of a percentage of the contract value. We had no accruals for any such obligations at June 30, 2018.
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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for us on January 1, 2019 and interim periods within that reporting period, with early adoption permitted. We will adopt the ASU on January 1, 2019, utilizing the modified retrospective method upon adoption. We have begun to assess the impact of the ASU on our financial statements, including the package of available practical expedients, required disclosures, and changes to internal controls. Based on the preliminary work completed, we expect a material impact to our balance sheet through the recording of right-of-use assets and lease obligations that were not required to be recorded within the balance sheet under current accounting standards.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which is intended to simplify the application of hedge accounting and better portray the economic results of risk management strategies in the consolidated financial statements. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for us on January 1, 2019 with adoption permitted immediately in any interim or annual period (including the current period). The guidance related to cash flow and net investment hedges existing at the date of adoption should be applied using the modified retrospective method by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to presentation and disclosure should be applied prospectively. We are currently assessing the impact of this ASU, including transition elections and required elections, on our consolidated financial statements and disclosures.

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
We adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. We have restated our comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of our net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. We recorded $20 million and $4 million in the three months ended June 30, 2018 and July 1, 2017, respectively, and $40 million and $1 million in the six months ended June 30, 2018 and July 1, 2017, respectively.
We adopted ASU No. 2014-09, "Revenue from Contracts with Customers," and all the related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to our opening retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those periods.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of June 30, 2018, we had outstanding foreign exchange contracts with notional amounts totaling $681 million, compared to $507 million outstanding as of December 31, 2017. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 30, 2018, and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	June 30, 2018	December 31, 2017
Euro	$245	$149
British Pound	162	72
Chinese Renminbi	(68)	(73)
Australian Dollar	(66)	(64)
Brazilian Real	(39)	(45)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Financial Statements,” about the recognition of revenue in future periods, (2) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of global economic and political conditions (ii) the impact of acquisitions on our business, (iii) the growth of our Services and Software segment and the resulting impact on operating margin, (iv) the focus on Services and Software and our expected growth opportunities, (b) our business strategies and expected results, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (d) our ability and cost to repatriate funds, (e) our ability to settle the principal amount of the Senior Convertible Notes in cash, (f) our ability and cost to access the capital markets at our current ratings, (g) our ability to borrow and the amount available under our credit facilities, (h) our plans with respect to the level of outstanding debt, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, (k) potential contractual damages claims, and (l) the outcome and effect of ongoing and future legal proceedings, (3) "The impact of new FASB Accounting Standards Updates on our financial statements, (4) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (5) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (6) "Controls and Procedures," about the implementation of our enterprise resource planning systems. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document, in Part I, “Item 1A: Risk Factors” on pages 8 through 20 of our 2017 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. Effective January 1, 2018, we adopted the new revenue standard ASC 606. We have implemented new accounting processes related to revenue recognition and related disclosures, including related control activities. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors
We are subject to laws and regulations regarding privacy, data protection and information security, and our actual or perceived failure to comply with such legal obligations could adversely affect our business.
 The European Union ("EU") adopted the General Data Protection Regulation (GDPR) which took effect on May 25, 2018 harmonizing data protection laws across the EU. The GDPR strengthens individual privacy rights and enhances data protection obligations for processors and controllers of personal data. This includes expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Non-compliance with the GDPR can trigger fines of up to €20 million or 4% of total worldwide annual revenue, whichever is greater.
Also, U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure personal data. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products, services and software.
Any failure or perceived failure by us, our business partners, or third party service providers to comply with GDPR, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation.
In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of offering our product, services and software or maintaining our business operations in those jurisdictions.
In addition to the risk factor above, the reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 20 of the Company’s 2017 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 30, 2018.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
03/29/18 to 04/25/18	—	$—	—	$1,642,593,206
04/26/18 to 05/23/18	—	$—	—	$1,642,593,206
05/24/18 to 06/27/18	—	$—	—	$1,642,593,206
Total	—	$—	—

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through a series of actions, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of June 30, 2018, the Company had used approximately $12.4 billion, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.

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
August 2, 2018

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