Form 10-Q
period 2018-09-29
Motorola Solutions, Inc.
filed 2018-11-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 29, 2018:

Class	Number of Shares
Common Stock; $.01 Par Value	163,527,868

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales from products	$1,151	$989	$2,993	$2,540
Net sales from services	711	656	2,096	1,883
Net sales	1,862	1,645	5,089	4,423
Costs of products sales	516	428	1,383	1,167
Costs of services sales	445	423	1,314	1,202
Costs of sales	961	851	2,697	2,369
Gross margin	901	794	2,392	2,054
Selling, general and administrative expenses	323	259	918	760
Research and development expenditures	158	141	472	413
Other charges	126	47	263	100
Operating earnings	294	347	739	781
Other income (expense):
Interest expense, net	(59)	(52)	(163)	(154)
Gains on sales of investments and businesses, net	6	—	16	3
Other	29	(9)	45	(20)
Total other expense	(24)	(61)	(102)	(171)
Net earnings before income taxes	270	286	637	610
Income tax expense	22	73	91	188
Net earnings	248	213	546	422
Less: Earnings attributable to noncontrolling interests	1	1	2	2
Net earnings attributable to Motorola Solutions, Inc.	$247	$212	$544	$420
Earnings per common share:
Basic	$1.52	$1.30	$3.36	$2.57
Diluted	1.43	1.25	3.17	2.48

Weighted average common shares outstanding:
Basic	162.6	162.3	162.0	163.2
Diluted	172.6	169.0	171.6	169.3
Dividends declared per share	$0.52	$0.47	$1.56	$1.41
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net earnings	$248	$213
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(4)	46
Marketable securities	—	1
Defined benefit plans	13	26
Total other comprehensive income, net of tax	9	73
Comprehensive income	257	286
Less: Earnings attributable to noncontrolling interest	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$256	$285

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Net earnings	$546	$422
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(42)	127
Marketable securities	(6)	5
Defined benefit plans	39	59
Total other comprehensive income (loss), net of tax	(9)	191
Comprehensive income	537	613
Less: Earnings attributable to noncontrolling interest	2	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$535	$611
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	September 29, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$839	$1,205
Restricted cash	12	63
Total cash and cash equivalents	851	1,268
Accounts receivable, net	1,179	1,523
Contract assets	917	—
Inventories, net	367	327
Other current assets	350	832
Total current assets	3,664	3,950
Property, plant and equipment, net	892	856
Investments	176	247
Deferred income taxes	949	1,023
Goodwill	1,541	938
Intangible assets, net	1,297	861
Other assets	444	333
Total assets	$8,963	$8,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$337	$52
Accounts payable	456	593
Contract liabilities	1,127	—
Accrued liabilities	1,168	2,286
Total current liabilities	3,088	2,931
Long-term debt	5,095	4,419
Other liabilities	2,175	2,585
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 9/29/18—164.0; 12/31/17—161.6
Outstanding shares: 9/29/18—163.5; 12/31/17—161.2
Additional paid-in capital	370	351
Retained earnings	788	467
Accumulated other comprehensive loss	(2,571)	(2,562)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,411)	(1,742)
Noncontrolling interests	16	15
Total stockholders’ equity (deficit)	(1,395)	(1,727)
Total liabilities and stockholders’ equity	$8,963	$8,208
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				544	2
Other comprehensive loss			(9)
Issuance of common stock and stock options exercised	3.0	139
Share repurchase program	(0.6)			(66)
Share-based compensation expense		53
ASU 2016-16 modified retrospective adoption				(31)
ASU 2014-09 modified retrospective adoption				127
Dividends declared				(253)	(1)
Repurchase of senior convertible notes		(173)
Balance as of September 29, 2018	164.0	$372	$(2,571)	$788	$16
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017
Operating
Net earnings attributable to Motorola Solutions, Inc.	$544	$420
Earnings attributable to noncontrolling interests	2	2
Net earnings	546	422
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	267	254
Non-cash other charges	50	29
Non-U.S. pension settlement loss	—	46
Share-based compensation expense	53	49
Gains on sales of investments and businesses, net	(16)	(3)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable, contract assets and contract liabilities	186	81
Inventories	61	(83)
Other current assets	(137)	(142)
Accounts payable and accrued liabilities	(170)	(178)
Other assets and liabilities	(596)	11
Deferred income taxes	19	99
Net cash provided by operating activities	263	585
Investing
Acquisitions and investments, net	(1,158)	(383)
Proceeds from sales of investments and businesses, net	90	174
Capital expenditures	(128)	(206)
Net cash used for investing activities	(1,196)	(415)
Financing
Repayment of debt	(412)	(15)
Net proceeds from issuance of debt	1,295	—
Proceeds from financing through capital leases	—	7
Issuance of common stock	139	61
Purchases of common stock	(66)	(358)
Settlement of conversion premium on convertible debt	(169)	—
Payments of dividends	(252)	(230)
Payments of dividend to non-controlling interest	(1)	(2)
Net cash provided by (used for) financing activities	534	(537)
Effect of exchange rate changes on cash and cash equivalents	(18)	54
Net decrease in cash and cash equivalents	(417)	(313)
Cash and cash equivalents, beginning of period	1,268	1,030
Cash and cash equivalents, end of period	$851	$717
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$164	$146
Income and withholding taxes, net of refunds	79	83
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of September 29, 2018 and for the three and nine months ended September 29, 2018 and September 30, 2017 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of the operating results to be expected for the full year.
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
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million. This acquisition expands our software portfolio in the command center with additional solutions for Next Generation 9-1-1.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for the Company on January 1, 2019 and interim periods within that reporting period, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 that amended the ASU to include an additional (and optional) transition relief. The additional transition relief provides entities the option to adopt the ASU by applying the new ASU at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative periods. The new ASU must be adopted utilizing the modified retrospective method as of the earliest comparative period presented if the optional adoption method is not selected. The Company will adopt the ASU on January 1, 2019, utilizing the modified retrospective method as of the adoption date. The Company is continuing to assess the impact of the ASU on its condensed consolidated financial statements, including the package of available practical expedients, required disclosures, and changes to internal controls. Based on the preliminary work completed, the Company expects a material impact to its condensed consolidated balance sheet through the recording of right-of-use assets and lease obligations that are not required to be recorded within the condensed consolidated balance sheet under current accounting standards.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate and recognize current expected credit losses rather than delay recognition of credit losses until the loss is probable of occurring. The ASU is effective for the Company on January 1, 2020, and interim periods within that reporting period with early option permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.
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
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. The ASU is effective for the Company on January 1, 2020 with early adoption permitted. The ASU requires a retrospective adoption method. The Company does not believe the ASU will have a material impact on its financial statement disclosures.
Recently Adopted Accounting Pronouncements
The Company adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” on January 1, 2018 using the modified retrospective method of adoption. The Company recognized $31 million related to the cumulative effect of applying the ASU as an adjustment to its opening retained earnings balance. The comparative information has not been restated and continues to be reported under accounting standards in effect in those periods. This ASU eliminates the prior application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use. Under the ASU, the Company will recognize tax expense when intra-entity transfers of assets other than inventory occur.
The Company adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The Company has restated its comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of the Company’s net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. The Company reclassified $18 million and $10 million in the three months ended September 29, 2018 and September 30, 2017, respectively, and $58 million and $10 million in the nine months ended September 29, 2018 and September 30, 2017, respectively.
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
Under prior accounting standards, the Company expensed sales commissions and other costs to obtain a contract as incurred. However, under the new standard, the Company capitalizes sales commissions and certain other costs as incremental costs to obtain a contract. Such costs are classified as non-current contract cost assets within Other assets and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.

The new standard clarified the definition of a receivable and requires the Company to present its net position in a contract with a customer on the balance sheet. The position is presented as either a receivable, contract asset, or a contract liability. Under the new definition, accounts receivable are unconditional rights to consideration from a customer. Contract assets represent rights to consideration from a customer in exchange for transferred goods and services that are conditional on events other than the passage of time. Contract liabilities represent obligations to transfer goods and services for which the Company has received, or is due, consideration from a customer. The Company reclassified its customer positions to align with the new definitions and presentation guidance. Accordingly, Unbilled accounts receivable and Costs and earnings in excess of billings have been reclassified from Accounts receivable and Other current assets, respectively, and are presented as Contract assets. Accounts receivable which are not due from customers have been reclassified into Other current assets. Deferred revenue, Billings in excess of costs and earnings, and Customer downpayments have been reclassified from Accrued liabilities and are presented as Contract liabilities. Non-current deferred revenue has been reclassified from Deferred revenue to Non-current contract liabilities within Other liabilities.
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

Adoption Impact to Financial Statements

The impact of the adoption of ASC 606 to the condensed consolidated financial statements for the three and nine months ended September 29, 2018 is as follows:
Statements of Operations (Selected captions)

	Three Months Ended
(In millions)	September 29, 2018	Adjustments due to ASC 606	September 29, 2018 Balances Under ASC 605
Net sales	$1,862	$(19)	$1,843
Gross margin	901	(18)	883
Selling, general and administrative expenses	323	(17)	306
Operating earnings	294	(1)	293
Net earnings before income taxes	270	(1)	269
Net earnings attributable to Motorola Solutions Inc.	$247	$(1)	$246

	Nine Months Ended
(In millions)	September 29, 2018	Adjustments due to ASC 606	September 29, 2018 Balances Under ASC 605
Net sales	$5,089	$(58)	$5,031
Gross margin	2,392	(57)	2,335
Selling, general and administrative expenses	918	(46)	872
Operating earnings	739	(11)	728
Net earnings before income taxes	637	(11)	626
Net earnings attributable to Motorola Solutions Inc.	$544	$(11)	$533

Balance Sheet (Selected captions)

(In millions)	September 29, 2018	Adjustments due to ASC 606	September 29, 2018 Balances Under ASC 605
ASSETS
Accounts receivable, net	$1,179	$315	$1,494
Contract assets	917	(917)	—
Other current assets	350	540	890
Deferred income taxes	949	41	990
Other assets	444	(95)	349
LIABILITIES AND STOCKHOLDERS' EQUITY
Contract liabilities	$1,127	$(1,127)	$—
Accrued liabilities	1,168	1,139	2,307
Other liabilities	2,175	10	2,185
Stockholders’ Equity
Retained earnings	788	(138)	650

There is no impact to the condensed consolidated statement of comprehensive income or the statement of cash flows, with the exception of changes to Net earnings and changes within assets and liabilities as presented on the condensed consolidated balance sheet and disclosed above.

2. Revenue from Contracts with Customers
In accordance with ASC 606, the Company recognizes revenue to reflect the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services. The Company records revenue following the five steps below:
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

Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three and nine months ended September 29, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

	Three Months Ended		Nine Months Ended
(in millions)	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions
Americas	$957	$343	$2,533	$969
EMEA	199	189	543	565
Asia Pacific	132	42	353	126
Total	$1,288	$574	$3,429	$1,660

Major Products and Services
Devices	$828	$—	$2,184	$—
Systems and Systems Integration	460	—	1,245	—
Services	—	455	—	1,357
Software	—	119	—	303
Total	$1,288	$574	$3,429	$1,660

Customer Type
Direct	$811	$543	$2,168	$1,586
Indirect	477	31	1,261	74
Total	$1,288	$574	$3,429	$1,660

Products and Systems Integration: The Products and Systems Integration segment is comprised of Systems, Devices and Systems Integration. Direct customers of the Products and Systems Integration segment are typically government, public safety and first-responder agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission-critical needs. Indirect customers are defined as customers purchasing professional commercial radios and Avigilon video solutions, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications networks and video solutions are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations. On the Company's Products and Systems Integration sales, it records consideration from shipping and handling on a gross basis within Net sales.
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

Systems also include Avigilon end-to-end security and surveillance solutions including: video analytics, network video management hardware and software, and access control solutions, which are capable of being distinct and distinct in the context of the contract. Avigilon security and surveillance video solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Provisions for returns are determined on a portfolio basis using historical data. Revenue is recognized upon the transfer of control of the end-to-end video solution to the reseller partners, typically upon shipment.
Services and Software: The Services and Software segment provides a full set of offerings for government, public safety and commercial communication networks. Direct customers of the Services and Software segment are typically government, public safety and first-responder agencies and municipalities. Indirect customers are commercial customers who distribute broadband push-to-talk services to a final end customer base. Contracts with our customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations.
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
Software: Software offerings include public safety and enterprise command solutions, unified communications applications, and video software solutions delivered either “as a service” or on-premise. Solutions delivered as a service consist of a range of promises including hosted software, technical support and the right to unspecified future software enhancements. Software is not distinct from the hosting service since the customer does not have the right to take possession of the software at any time during the term of the arrangement. The hosted software, technical support, and right to unspecified future software enhancements each represent a series of distinct services that are delivered concurrently using the same over time method. As such, the promises are accounted for as a single performance obligation with revenue recognized on a straight-line basis.
 On-premise offerings consist of multiple promises primarily including software licenses and post-contract customer support. The promises are each distinct and distinct within the context of the contract as the customer benefits from each promise individually without any significant integration or interrelationship between the promises. On-premise software revenue is recognized at the point in time when the customer can benefit from the software which generally aligns with the beginning of the license period. Revenue for post-contract customer support is recognized over time as the customer simultaneously receives and consumes the services on a straight-line basis.
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
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of September 29, 2018 is $6.1 billion. A total of $3.3 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.9 billion is expected to be recognized in the next 12 months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $2.8 billion is from Services and Software performance obligations that are not yet satisfied as of September 29, 2018. The determination of Services and Software performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's Services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.2 billion from unsatisfied Services and Software performance obligations over the next 12 months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(in millions)	September 29, 2018	January 1, 2018
Receivables	$1,179	$1,198
Contract assets	917	931
Contract liabilities	1,127	1,082
Non-current contract liabilities	159	162
Contract assets consist of amounts formerly classified as Costs and earnings in excess of billings and Unbilled accounts receivable where the Company does not yet have an unconditional right to bill. Contract liabilities consist of amounts formerly classified Billings in excess of costs and earnings recognized, Customer downpayments and Deferred revenue.
Payment terms on system contracts are typically tied to implementation milestones associated with progress on contracts, while revenue recognition is over time based on a cost-to-cost method of measuring performance. The Company may recognize a contract asset or contract liability, depending on whether revenue has been recognized in excess of billings or billings in excess of revenue. Services contracts are typically billed in advance, generating Contract liabilities until the Company has performed the services. The Company does not record a financing component to contracts when it expects, at contract inception, that the period between the transfer of a promised good or service and related payment terms are less than a year.
Revenue recognized during the three months ended September 29, 2018 which was previously included in Contract liabilities as of July 1, 2018 is $327 million. Revenue recognized during the nine months ended September 29, 2018 which was previously included in Contract liabilities as of January 1, 2018 is $777 million. Revenue of $7 million was reversed during the three months ended September 29, 2018 and $4 million of revenue was reversed during the nine months ended September 29, 2018 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts.
There have been no material impairment losses recognized on contract assets during the nine months ended September 29, 2018.

Contract Cost Balances

(in millions)	September 29, 2018	January 1, 2018
Current contract cost assets	$57	$62
Non-current contract cost assets	95	85
Contract cost assets represent incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to four years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $11 million and $34 million for the three and nine months ended September 29, 2018, respectively.
3. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Other charges:
Intangibles amortization (Note 14)	$46	$39	$140	$111
Reorganization of business (Note 13)	21	6	46	22
Environmental reserve expense	57	—	57	—
Building impairment	—	—	—	8
Loss (Gain) on legal settlements	2	—	3	(2)
Gain on recovery of financial receivables	—	—	—	(42)
Asset impairment	—	2	—	2
Acquisition-related transaction fees	—	—	17	1
	$126	$47	$263	$100
During the third quarter of 2018, the Company revised the estimate of a liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) incurred by a legacy business. It is the Company’s policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. During the third quarter of 2018, the Company became aware of additional remediation requirements for the Superfund site. As such, the Company recorded a charge of $57 million during the third quarter of 2018 which was primarily due to: (i) changes in the expected timeline of the remediation activities to 30 years and (ii) additional costs for further remediation efforts, increasing the reserve to $107 million. Given the timing and amount of the future cash payments are fixed or reliably determinable, the Company discounted the cash flows used in estimating this accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is $4 million and is included in the “Accrued liabilities” statement line and the non-current portion is included in the “Other liabilities” statement line within the Company's Condensed Consolidated Balance Sheet.
During the nine months ending September 29, 2018, the Company recognized $17 million of acquisition-related transaction fees for the Avigilon and Plant acquisitions.
During the nine months ended September 30, 2017, the Company recognized $8 million of building impairments related to the anticipated sale of its Basingstoke, U.K. building.
During the nine months ended September 30, 2017, the Company recognized a net gain of $42 million related to the recovery, through legal procedures to seize and liquidate assets, of financial receivables owed to the Company by a former customer of its legacy Networks business.

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest income (expense), net:
Interest expense	$(62)	$(55)	$(178)	$(164)
Interest income	3	3	15	10
	$(59)	$(52)	$(163)	$(154)
Other:
Net periodic pension and postretirement benefit (Note 7)	$18	$11	$58	$36
Non-U.S. pension settlement loss (Note 7)	—	(21)	—	(46)
Gain from the extinguishment of convertible debt (Note 4)	6	—	6	—
Foreign currency loss	(14)	(7)	(14)	(29)
Gain (loss) on derivative instruments	8	3	(15)	14
Gains on equity method investments	1	1	2	1
Fair value adjustments to equity investments	7	—	7	—
Other	3	4	1	4
	$29	$(9)	$45	$(20)
During the three and nine months ended September 29, 2018, the Company recognized a foreign currency loss of $14 million, primarily driven by the Brazilian real, the Euro, the Australian dollar and the Argentinian peso. During the three and nine months ended September 29, 2018, the Company recognized a gain of $8 million and a loss of $15 million, respectively, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations. The loss on derivative instruments during the nine months ended September 29, 2018, includes a loss of $14 million on foreign currency derivatives put in place to minimize the exposure to the Canadian dollar related to the purchase of Avigilon.
During the three and nine months ended September 30, 2017, the Company recognized foreign currency losses of $7 million and $29 million, respectively, primarily driven by British Pound, partially offset by gains of $3 million and $14 million, respectively, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic earnings per common share:
Earnings	$247	$212	$544	$420
Weighted average common shares outstanding	162.6	162.3	162.0	163.2
Per share amount	$1.52	$1.30	$3.36	$2.57
Diluted earnings per common share:
Earnings	$247	$212	$544	$420
Weighted average common shares outstanding	162.6	162.3	162.0	163.2
Add effect of dilutive securities:
Share-based awards	4.6	3.4	4.2	3.3
Senior Convertible Notes	5.4	3.3	5.4	2.8
Diluted weighted average common shares outstanding	172.6	169.0	171.6	169.3
Per share amount	$1.43	$1.25	$3.17	$2.48

In the computation of diluted earnings per common share for the three months ended September 29, 2018, the assumed exercise of 0.2 million options were excluded because their inclusion would have been antidilutive. For the nine months ended September 29, 2018, the assumed exercise of 3.2 million options, including 0.8 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
For the three months ended September 30, 2017, the assumed exercise of 2.0 million options, including 1.7 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the nine months ended September 30, 2017, the assumed exercise of 2.3 million options, including 1.9 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
On August 25, 2015, the Company issued $1.0 billion of 2% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). The notes became fully convertible as of August 25, 2017. On September 5, 2018, the Company agreed with Silver Lake Partners to re-purchase $200 million principal of the convertible notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium. During the third quarter of 2018, the Company paid $169 million, with the remaining $200 million paid on October 15, 2018. In the event of an additional conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Since the Company’s intention is to settle the par value of the Senior Convertible Notes in cash upon conversion, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included in our computation of diluted earnings per share. The conversion price is adjusted for dividends declared through the date of settlement. Diluted earnings per share has been calculated based upon the amount by which the average stock price exceeds the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 29, 2018	December 31, 2017
Accounts receivable	$1,227	$1,568
Less allowance for doubtful accounts	(48)	(45)
	$1,179	$1,523
During the nine months ended September 29, 2018, $297 million of Unbilled accounts receivable were reclassified to Contract assets and $24 million of non-customer miscellaneous receivables were reclassified to Other current assets as a result of the adoption of ASC 606.
Inventories, Net
Inventories, net, consist of the following:

	September 29, 2018	December 31, 2017
Finished goods	$190	$178
Work-in-process and production materials	313	282
	503	460
Less inventory reserves	(136)	(133)
	$367	$327
During the nine months ended September 29, 2018, the increase in Inventories, net was primarily driven by the acquisition of Avigilon.
Other Current Assets
Other current assets consist of the following:

	September 29, 2018	December 31, 2017
Costs and earnings in excess of billings (Note 1)	$—	$549
Current contract cost assets (Note 2)	57	62
Tax-related refunds receivable	119	90
Other	174	131
	$350	$832

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	September 29, 2018	December 31, 2017
Land	$11	$11
Building	355	316
Machinery and equipment	2,224	2,122
	2,590	2,449
Less accumulated depreciation	(1,698)	(1,593)
	$892	$856
Depreciation expense for the three months ended September 29, 2018 and September 30, 2017 was $43 million and $49 million, respectively. Depreciation expense for the nine months ended September 29, 2018 and September 30, 2017 was $127 million and $142 million, respectively.
Investments
Investments consist of the following:

	September 29, 2018	December 31, 2017
Corporate bonds	$2	$2
Common stock	17	13
Strategic investments, at cost	60	78
Company-owned life insurance policies	83	141
Equity method investments	14	13
	$176	$247
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. The Company did not recognize any significant adjustments to the recorded cost basis during the nine months ended September 29, 2018.
The Company’s common stock portfolio reflects an investment in the communications services sector and is valued utilizing active market prices for similar instruments. During the three and nine months ended September 29, 2018, the Company recognized $7 million in Other income (expense) related to an increase in the fair value of the investments.
Company-owned life insurance policies were recorded at their cash surrender value. During the nine months ended September 29, 2018, the Company withdrew $60 million of excess cash from its company-sponsored life insurance investments.
During the three months ended September 29, 2018, Gains on the sale of investments and businesses were $6 million. During the nine months ended September 29, 2018, Gains on the sale of investments and businesses were $16 million, compared to $3 million during the nine months ended September 30, 2017.
Other Assets
Other assets consist of the following:

	September 29, 2018	December 31, 2017
Defined benefit plan assets	$182	$133
Tax receivable	101	101
Non-current contract cost assets (Note 2)	95	—
Other	66	99
	$444	$333

Accrued Liabilities
Accrued liabilities consist of the following:

	September 29, 2018	December 31, 2017
Deferred revenue (Note 1)	$—	$613
Compensation	248	273
Billings in excess of costs and earnings (Note 1)	—	428
Tax liabilities	127	107
Deferred consideration on Airwave acquisition	84	83
Dividend payable	85	84
Trade liabilities	165	151
Other	459	547
	$1,168	$2,286
Deferred consideration in conjunction with the acquisition of Airwave will be paid on November 15, 2018.
Other Liabilities
Other liabilities consist of the following:

	September 29, 2018	December 31, 2017
Defined benefit plans	$1,446	$2,019
Non-current contract liabilities (Note 2)	159	—
Deferred revenue (Note 1)	—	169
Unrecognized tax benefits	51	54
Deferred income taxes	234	115
Other	285	228
	$2,175	$2,585
The Company made a $500 million contribution to our U.S. Pension Plans during the nine months ended September 29, 2018.
During the nine months ended September 29, 2018, the deferred income taxes increase was primarily driven by the intangible assets related to acquisition of Avigilon.
Stockholders’ Equity
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date.
During the nine months ended September 29, 2018, the Company paid an aggregate of $66 million, including transaction costs, to repurchase approximately 0.6 million shares at an average price of $101.54 per share. As of September 29, 2018, the Company had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended September 29, 2018 and September 30, 2017, the Company paid $84 million and $76 million, respectively, in cash dividends to holders of its common stock. During the nine months ended September 29, 2018 and September 30, 2017, the Company paid $252 million and $230 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(391)	$(413)	$(353)	$(494)
Other comprehensive income (loss) before reclassification adjustment	(3)	49	(33)	133
Tax benefit	(1)	(3)	(9)	(6)
Other comprehensive income (loss), net of tax	(4)	46	(42)	127
Balance at end of period	$(395)	$(367)	$(395)	$(367)
Available-for-Sale Securities:
Balance at beginning of period	$—	$4	$6	$—
Other comprehensive income before reclassification adjustment	—	1	—	8
Tax benefit	—	—	—	(3)
Other comprehensive income before reclassification adjustment, net of tax	—	1	—	5
Reclassification adjustment into Gains on sales of investments and businesses, net	—	—	(8)	—
Tax expense	—	—	2	—
Reclassification adjustment into Gains (losses) on sales of investments and businesses, net of tax	—	—	(6)	—
Other comprehensive income (loss), net of tax	—	1	(6)	5
Balance at end of period	$—	$5	$—	$5
Defined Benefit Plans:
Balance at beginning of period	$(2,189)	$(1,790)	$(2,215)	$(1,823)
Other comprehensive loss before reclassification adjustment, net of tax	—	(4)	—	(15)
Reclassification adjustment - Actuarial net losses into Other income (expense)	20	17	57	49
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)	(11)	(12)
Reclassification adjustment - Non-U.S. pension settlement loss into Other income (expense)	—	21	—	46
Tax benefit	(3)	(4)	(7)	(9)
Reclassification adjustment into Net earnings, net of tax	13	30	39	74
Other comprehensive income, net of tax	13	26	39	59
Balance at end of period	$(2,176)	$(1,764)	$(2,176)	$(1,764)
Total Accumulated other comprehensive loss	$(2,571)	$(2,126)	$(2,571)	$(2,126)

4. Debt and Credit Facilities
As of September 29, 2018, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). As of March 31, 2018, the Company borrowed $400 million under the facility to complete the Avigilon acquisition. As of September 29, 2018, the outstanding loan amount under the facility was $100 million, with $200 million paid during the third quarter. Subsequent to the quarter, the Company paid the remaining $100 million. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The weighted average borrowing rate on outstanding amounts for the three and nine months ended September 29, 2018 was 3.58%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 29, 2018.
Also in conjunction with the Avigilon acquisition in the first quarter of 2018, the Company entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable, indexed to LIBOR, and paid monthly. The weighted average borrowing rates for amounts outstanding during the three and nine months ended September 29, 2018 were 3.33% and 3.43%, respectively. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In February of 2018, the Company issued $500 million of 4.60% Senior notes due 2028. The Company recognized net proceeds of $497 million after debt issuance costs and debt discounts. These proceeds were then used to make a $500 million contribution to the Company's U.S. pension plan.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.8252, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.45 per share). The exercise price adjusts automatically for dividends. On September 5, 2018, the Company agreed with Silver Lake Partners to repurchase $200 million in principal amount of the Senior Convertible Notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium. As of September 29, 2018, the Company paid $169 million of cash to Silver Lake Partners and recorded a gain of $6 million from the extinguishment of the convertible debt. The principal amount of $200 million was reclassified to short term debt. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of September 29, 2018 was $712 million. In the event of an additional conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.
On September 28, 2018, the Company issued an additional $200 million on the outstanding 4.60% Senior notes due 2028 bringing the outstanding total to $700 million. The Company settled the issuance on October 5, 2018 and recognized net proceeds of $196 million, subsequent to quarter end, which was then used to pay the $200 million principal due to Silver Lake Partners on October 15, 2018.

5. Risk Management
Foreign Currency Risk
As of September 29, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $782 million, compared to $507 million outstanding at December 31, 2017. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 29, 2018, and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	September 29, 2018	December 31, 2017
British Pound	$221	$72
Euro	215	149
Australian Dollar	(109)	(64)
Chinese Renminbi	(75)	(73)
Brazilian Real	(46)	(45)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 29, 2018, all of the counterparties have investment grade credit ratings. As of September 29, 2018, the Company had $6 million of exposure to aggregate net credit risk with all counterparties.
The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of September 29, 2018 and December 31, 2017:

	Fair Values of Derivative Instruments
	Assets		Liabilities
September 29, 2018	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$6	Other current assets	$1	Accrued liabilities

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other current assets	$2	Accrued liabilities
Total derivatives	$5		$5
The following table summarizes the effect of derivatives designated as hedging instruments on the Company's condensed consolidated financial statements for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended		Balance Sheet Location
Loss on Derivative Instruments	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange contracts	$(1)	$(1)	$—	$(3)	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments on the Company's condensed consolidated financial statements for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended		Statements of Operations Location
Gain (loss) on Derivative Instruments	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest agreements	$—	$(1)	$—	$(1)	Other income (expense)
Foreign exchange contracts	8	4	(15)	15	Other income (expense)
Total derivatives	$8	$3	$(15)	$14

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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net earnings before income taxes	$270	$286	$637	$610
Income tax expense	22	73	91	188
Effective tax rate	8%	26%	14%	31%
The Company recorded $22 million of net tax expense during the three months ended September 29, 2018, resulting in an effective tax rate of 8%, compared to $73 million of net tax expense during the three months ended September 30, 2017, resulting in an effective tax rate of 26%. The effective tax rate for the three months ended September 29, 2018 of 8% is lower than the effective tax rate for the three months ended September 30, 2017 of 26%, primarily due to the following items: (i) corporate income tax rate decrease from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017; (ii) a tax benefit due to the recognition of excess tax benefits on share-based compensation; and (iii) a tax benefit related to the recording of U.S. federal return-to-provision adjustments. The effective tax rate in the third quarter of 2018 was lower than the U.S. statutory tax rate of 21% primarily driven by a tax benefit due to the recognition of tax benefits on share-based compensation and a tax benefit related to the recording of U.S. federal return-to-provision adjustments. The effective tax rate in the third quarter of 2017 was lower than the U.S. statutory tax rate of 35% primarily driven by a tax benefit due to the recognition of a U.S. capital loss.
The Company recorded $91 million of net tax expense during the nine months ended September 29, 2018, resulting in an effective tax rate of 14%, compared to $188 million of net tax expense during the nine months ended September 30, 2017, resulting in an effective tax rate of 31%. The effective tax rate for the nine months ended September 29, 2018 of 14% is lower than the effective tax rate for the nine months ended September 30, 2017 of 31%, primarily due to the following items: (i) corporate income tax rate decrease from 35% to 21% as a result of the Tax Act; (ii) a tax benefit due to the recognition of excess tax benefits on share-based compensation; and (iii) a tax benefit related to the recording of U.S. federal return-to-provision adjustments. The effective tax rate for nine months ended September 29, 2018 was lower than the U.S. statutory tax rate of 21% primarily due to: (i) the recognition of excess tax benefits on share-based compensation, (ii) a tax benefit due to a favorable settlement of a state audit, and (iii) a tax benefit related to the recording of U.S. federal return-to-provision adjustments. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. statutory tax rate of 35% primarily due to a tax benefit due to the recognition of a U.S. capital loss.
Under the guidance in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded provisional amounts for the impact of the Tax Act as of December 31, 2017, representing $874 million of incremental tax expense. Under the transitional provisions of SAB 118, the Company has a one-year measurement period to complete the accounting for the initial tax effects of the Tax Act. The Company is continuing to analyze the impact of the recently issued IRS Notices related to the Tax Act and will record its final adjustments to the provisional amounts during the last three months of 2018. For the nine months ended September 29, 2018, the Company has recorded the following adjustments to the previously recorded provisional tax amounts:

	December 31, 2017	Adjustment	September 29, 2018	Financial Statement Location
Valuation allowance on foreign tax credit carryforward	$471	$(9)	$462	Deferred tax expense
Measurement of U.S. deferred tax balances at 21%	366	(11)	355	Deferred tax expense
Transition tax on repatriation of foreign earnings	16	2	18	Current tax expense
Uncertain tax positions on foreign operations	21	—	21	Current tax expense
Disallowed deduction of covered employees' incentive plans	—	4	4	Deferred tax expense
	$874	$(14)	$860

7. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	47	46	9	10	1	1
Expected return on plan assets	(68)	(57)	(22)	(24)	(3)	(3)
Amortization of:
Unrecognized net loss	15	11	4	4	1	2
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Settlement loss	—	—	—	21	—	—
Net periodic pension cost (benefit)	$(6)	$—	$(8)	$12	$(5)	$(4)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$—	$—	$2	$3	$—	$—
Interest cost	139	138	30	30	2	3
Expected return on plan assets	(203)	(172)	(70)	(71)	(8)	(9)
Amortization of:
Unrecognized net loss	43	33	11	12	3	4
Unrecognized prior service benefit	—	—	—	—	(11)	(12)
Settlement loss	—	—	—	46	—	—
Net periodic cost (benefit)	$(21)	$(1)	$(27)	$20	$(14)	$(14)
The Company made a $500 million contribution to its U.S. Pension Benefit Plans during the nine months ended September 29, 2018.

8. Share-Based Compensation Plans
Compensation expense for the Company’s share-based compensation plans was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Share-based compensation expense included in:
Costs of sales	$3	$2	$8	$7
Selling, general and administrative expenses	12	11	33	32
Research and development expenditures	4	3	12	10
Share-based compensation expense included in Operating earnings	19	16	53	49
Tax benefit	5	5	13	16
Share-based compensation expense, net of tax	$14	$11	$40	$33
Decrease in basic earnings per share	$(0.09)	$(0.07)	$(0.25)	$(0.20)
Decrease in diluted earnings per share	$(0.08)	$(0.07)	$(0.23)	$(0.19)
During the nine months ended September 29, 2018, the Company granted 0.4 million restricted stock units ("RSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $45 million and $7 million, respectively, and 0.2 million stock options and 0.2 million performance options ("POs") with an aggregate grant-date fair value of $6 million and $7 million, respectively. Share-based compensation expense will generally be recognized over the vesting period of three years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 29, 2018 and December 31, 2017 were as follows:

September 29, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Corporate bonds	2	—	2
Common stock	—	17	17
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1

December 31, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Available-for-sale securities:
Corporate bonds	—	2	2
Common stock	13	—	13
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no Level 3 holdings as of September 29, 2018 or December 31, 2017.
At September 29, 2018 and December 31, 2017, the Company had $284 million and $633 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at September 29, 2018 and December 31, 2017 was $5.5 billion and $4.6 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	September 29, 2018	December 31, 2017
Long-term receivables, gross	$29	$37
Less allowance for losses	(2)	—
Long-term receivables	27	37
Less current portion	(7)	(18)
Non-current long-term receivables	$20	$19
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $86 million at September 29, 2018, compared to $93 million at December 31, 2017.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Accounts receivable sales proceeds	$—	$99	$76	$179
Long-term receivables sales proceeds	73	55	101	123
Total proceeds from receivable sales	$73	$154	$177	$302
At September 29, 2018, the Company had retained servicing obligations for $879 million of long-term receivables, compared to $873 million at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

Credit Quality of Long-term Receivables and Allowance for Credit Losses
An aging analysis of long-term receivables at September 29, 2018 and December 31, 2017 is as follows:

September 29, 2018	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$20	$—	$—	$2
Commercial loans and leases secured	9	2	—	1
Long-term receivables, including current portion	$29	$2	$—	$3

December 31, 2017	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$21	$—	$1	$2
Commercial loans and leases secured	16	1	3	1
Long-term receivables, including current portion	$37	$1	$4	$3

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at September 29, 2018.
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
The following table summarizes Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Products and Systems Integration	$1,288	$1,174	$3,429	$3,076
Services and Software	574	471	1,660	1,347
	$1,862	$1,645	$5,089	$4,423
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Products and Systems Integration	$183	$266	$449	$553
Services and Software	111	81	290	228
Operating earnings	294	347	739	781
Total other expense	(24)	(61)	(102)	(171)
Earnings before income taxes	$270	$286	$637	$610

13. Reorganization of Business
2018 Charges
During the three months ended September 29, 2018, the Company recorded net reorganization of business charges of $25 million including $21 million of charges in Other charges and $4 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $25 million were charges of $13 million related to employee separation costs and $12 million related to exit costs.
During the nine months ended September 29, 2018, the Company recorded net reorganization of business charges of $62 million including $46 million of charges in Other charges and $16 million of charges in Cost of sales in the Company's condensed consolidated statements of operations. Included in the $62 million were charges of $61 million related to employee separation costs and $16 million related to exit costs, partially offset by $15 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

September 29, 2018	Three Months Ended	Nine Months Ended
Products and Systems Integration	$19	$47
Services and Software	6	15
	$25	$62

The following table displays a rollforward of the reorganization of business accruals established for lease exit costs and employee separation costs from January 1, 2018 to September 29, 2018:

	January 1, 2018	Additional Charges	Adjustments	Amount Used	September 29, 2018
Exit costs	$9	$16	$—	$(3)	$22
Employee separation costs	41	61	(15)	(48)	39
	$50	$77	$(15)	$(51)	$61
Exit Costs
At January 1, 2018, the Company had $9 million of accruals for exit costs. During the nine months ended September 29, 2018, there were $16 million of additional charges and $3 million of cash payments related to the exit of leased facilities. The remaining accrual of $22 million, which the current portion is included in Accrued liabilities and the non-current portion is included in Other liabilities in the Company’s condensed consolidated balance sheet at September 29, 2018, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2018, the Company had an accrual of $41 million for employee separation costs. The 2018 additional charges of $61 million represent severance costs for approximately 700 employees. The adjustment of $15 million reflects reversals for accruals no longer needed. The $48 million used reflects cash payments to severed employees. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 29, 2018, is expected to be paid, primarily within one year, to approximately 500 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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

The following table displays the net charges incurred by segment:

September 30, 2017	Three Months Ended	Nine Months Ended
Products and Systems Integration	$6	$22
Services and Software	2	8
	$8	$30

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

Accounts receivable, net	$67
Inventory	93
Other current assets	18
Property, plant and equipment, net	33
Deferred income taxes	4
Accounts payable	(21)
Accrued liabilities	(28)
Deferred income tax liabilities	(134)
Goodwill	444
Intangible assets	498
Total consideration	$974
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
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc., the parent company of Airbus DS Communications for a purchase price of $237 million net cash. This acquisition will expand the Company's software portfolio in the command center with additional solutions for Next Generation 9-1-1. The Company recognized $161 million of goodwill, $80 million of identifiable intangible assets and $4 million of acquired liabilities. Goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $41 million of customer-related intangibles, $27 million of completed technology and $12 million of trade names. The identifiable intangible assets will be amortized over a period of 10 to 20 years. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts and goodwill may be subject to change.
On August 28, 2017, the Company completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk (PTT) for commercial customers, for a purchase price of $225 million. As a result of the acquisition, the Company recognized $191 million of goodwill, $44 million of identifiable intangible assets and $10 million of acquired liabilities. The identifiable intangible assets were classified as $25 million of customer-related intangibles and $19 million of completed technology and will be amortized over a period of 13 to 16 years.

On March 13, 2017, the Company completed the acquisition of Interexport, a company that provides services for communications systems to public safety and commercial customers in Chile, for a purchase price of $98 billion Chilean pesos, or approximately $147 million U.S. dollars based on cash payments of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $61 million of identifiable intangible assets, $70 million of acquired property, plant and equipment and $16 million of net other tangible assets. The estimated identifiable intangible assets were classified as $56 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years.
The pro forma effects of these acquisitions are not significant.
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 29, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$559	$81	$148	$55
Patents	2	2	2	2
Customer-related	1,115	344	977	242
Other intangibles	75	27	56	23
	$1,751	$454	$1,183	$322
Amortization expense on intangible assets was $46 million for the three months ended September 29, 2018 and $140 million for the nine months ended September 29, 2018. Amortization expense on intangible assets was $39 million for the three months ended September 30, 2017 and $111 million for the nine months ended September 30, 2017. As of September 29, 2018, annual amortization expense is estimated to be $189 million in 2018, $193 million in 2019, $191 million in 2020, $187 million in 2021, $184 million in 2022, and $84 million in 2023.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	September 29, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$510	$29	$12	$8
Services and Software	1,241	425	1,171	314
	$1,751	$454	$1,183	$322
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2018 to September 29, 2018:

	Products and Systems Integration	Services and Software	Total
Balance as of January 1, 2018	$362	$576	$938
Goodwill acquired	359	231	590
Purchase accounting adjustments	10	7	17
Foreign currency	—	(4)	(4)
Balance as of September 29, 2018	$731	$810	$1,541
During the second quarter of 2018, the Company modified its internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership, in part, as a result of recent acquisitions contributing to the growth within the newly aligned Services and Software segment. Previously, the Company had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration-related revenue and costs moving from the old Services segment into the newly presented Products and Systems Integration segment and Software related revenue and costs moving from the old Products segment into the newly presented Services and Software segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 29, 2018 and September 30, 2017, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Executive Overview
Recent Developments
We have reached an agreement with the UK Home Office on terms for the new direction of the UK Emergency Services Network (“ESN”) as well as an agreement on terms to extend the Airwave contract through 2022.
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
We conduct our business globally and manage it by two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video solutions, such as video surveillance cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions and manage a mobile workforce. In the third quarter of 2018, the segment’s net sales were $1.3 billion, representing 69% of our consolidated net sales.
Services and Software: The Services and Software segment provides a full set of offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include monitoring, software updates and cybersecurity services. Managed services offerings range from partial to full operation of customer or Motorola Solutions owned networks. Software includes public safety and enterprise command center solutions, unified communications applications, and video software solutions, delivered both on premise and “as a service.” In the third quarter of 2018, the segment’s net sales were $574 million, representing 31% of our consolidated net sales.

Third Quarter Summary

•	Net sales were $1.9 billion in the third quarter of 2018, up $217 million, or 13%, from the third quarter of 2017.

•	We generated operating earnings of $294 million, or 16% of net sales, in the third quarter of 2018, compared to $347 million, or 21% of net sales, in the third quarter of 2017.

•
We had net earnings attributable to Motorola Solutions, Inc. of $247 million, or $1.43 per diluted common share, in the third quarter of 2018, compared to $212 million, or $1.25 per diluted common share, in the third quarter of 2017.

•
We generated net cash from operating activities of $263 million during the first nine months of 2018, compared to $585 million in the first nine months of 2017. The decrease is primarily driven by the $500 million contribution to our U.S. pension plan, partially offset by improved working capital.

•	We returned $318 million in capital to shareholders through dividends and share repurchases during the first nine months of 2018, compared to $588 million during the first nine months of 2017.
A summary of our segment results for the third quarter of 2018 is as follows:

•
Products and Systems Integration: Net sales were $1.3 billion, an increase of $114 million, or 10% compared to net sales of $1.2 billion during the third quarter of 2017. On a geographic basis, net sales increased in the Americas and EMEA and decreased in AP, compared to the year-ago quarter.

•
Services and Software: Net sales were $574 million, an increase of $103 million, or 22% compared to net sales of $471 million in the third quarter of 2017. On a geographic basis, net sales increased in every region, compared to the year-ago quarter.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 29, 2018	% of Sales*	September 30, 2017	% of Sales*	September 29, 2018	% of Sales*	September 30, 2017	% of Sales*
Net sales from products	$1,151		$989		$2,993		$2,540
Net sales from services	711		656		2,096		1,883
Net sales	1,862		1,645		5,089		4,423
Costs of products sales	516	44.8%	428	43.3%	1,383	46.2%	1,167	45.9%
Costs of services sales	445	62.6%	423	64.5%	1,314	62.7%	1,202	63.8%
Costs of sales	961		851		2,697		2,369
Gross margin	901	48.4%	794	48.3%	2,392	47.0%	2,054	46.4%
Selling, general and administrative expenses	323	17.3%	259	15.7%	918	18.0%	760	17.2%
Research and development expenditures	158	8.5%	141	8.6%	472	9.3%	413	9.3%
Other charges	126	6.8%	47	2.9%	263	5.2%	100	2.3%
Operating earnings	294	15.8%	347	21.1%	739	14.5%	781	17.7%
Other income (expense):
Interest expense, net	(59)	(3.2)%	(52)	(3.2)%	(163)	(3.2)%	(154)	(3.5)%
Gains on sales of investments and businesses, net	6	0.3%	—	—%	16	0.3%	3	0.1%
Other	29	1.6%	(9)	(0.5)%	45	0.9%	(20)	(0.5)%
Total other expense	(24)	(1.3)%	(61)	(3.7)%	(102)	(2.0)%	(171)	(3.9)%
Earnings before income taxes	270	14.5%	286	17.4%	637	12.5%	610	13.8%
Income tax expense	22	1.2%	73	4.4%	91	1.8%	188	4.3%
Net earnings	248	13.3%	213	12.9%	546	10.7%	422	9.5%
Less: Earnings attributable to noncontrolling interests	1	0.1%	1	0.1%	2	—%	2	—%
Net earnings attributable to Motorola Solutions, Inc.	$247	13.3%	$212	12.9%	$544	10.7%	$420	9.5%
Earnings per diluted common share	$1.43		$1.25		$3.17		$2.48
* Percentages may not add due to rounding

Results of Operations—Three months ended September 29, 2018 compared to three months ended September 30, 2017
The results of operations for the third quarter of 2018 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales
Net sales were $1.9 billion in the third quarter of 2018, a $217 million, or 13%, increase compared to the third quarter of 2017. The net sales increase for the third quarter of 2018 included $145 million from acquisitions and $19 million from the adoption of ASC 606 (see Note 1 of our Condensed Consolidated Financial Statements), partially offset by $9 million from unfavorable foreign currency rates. The Products and Systems Integration segment grew 10% driven by the Americas and EMEA. The Services and Software segment grew 22% with growth in all regions.
The increase in net sales is reflective of growth in the Americas and EMEA. Devices net sales within the Products and Systems Integration segment increased in the Americas and EMEA and decreased in AP. Systems and Systems Integration net sales within the Products and Systems Integration segment increased in every region. The Services and Software segment net sales increased in every region. The Services and Software segment net sales increase in the Americas was driven by acquisitions within the Software business and growth absent of acquisitions in both Services and Software. The Services and Software segment net sales increase in EMEA was primarily driven by growth absent of acquisitions in Services. The Services and Software segment net sales increase in AP was driven by growth absent of acquisitions in both Services and Software.
Gross Margin
Gross margin was $901 million, or 48.4% of net sales, in the third quarter of 2018, compared to $794 million, or 48.3% of net sales, in the third quarter of 2017. The increase in gross margin was primarily driven by the adoption of ASC 606 and a favorable mix within the Services and Software segment, partially offset by lower margins in the Products and Systems Integration segment due to acquisitions and lower margins on a few large projects.
Selling, General and Administrative Expenses
SG&A expenses were $323 million, or 17.3% of net sales, in the third quarter of 2018, compared to $259 million, or 15.7% of net sales, in the third quarter of 2017. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses and the change in classification of our third-party sales commissions from the adoption of ASC 606.
Research and Development Expenditures
R&D expenditures were $158 million, or 8.5% of net sales, in the third quarter of 2018 and $141 million, or 8.6% of net sales, in the third quarter of 2017. The increase in R&D expenditures is primarily due to increased expenses associated with acquired businesses.
Other Charges
We recorded net charges of $126 million in the third quarter of 2018, compared to net charges of $47 million in the third quarter of 2017. The net Other charges in the third quarter of 2018 were primarily driven by: (i) a $57 million charge related to ongoing remediation efforts of environmental media for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act incurred by a legacy business (See Note 3 of our Condensed Consolidated Financial Statements), (ii) $46 million of charges relating to the amortization of intangibles, and (iii) $21 million of net reorganization of business charges. The net charges in the third quarter of 2017 of $47 million were primarily from $39 million of charges relating to the amortization of intangibles and $6 million of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.
Net Interest Expense
Net interest expense was $59 million in the third quarter of 2018 and $52 million in the third quarter of 2017. The increase in net interest expense in the third quarter of 2018 as compared to the third quarter of 2017 was a result of increases in outstanding debt issued during 2018.
Gains on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $6 million in the third quarter of 2018. The net gains were related to the sales of various equity investments.
Other
Net Other income was $29 million in the third quarter of 2018, compared to an expense of $9 million in the third quarter of 2017. The net other income in the third quarter of 2018 was primarily comprised of: (i) $18 million of net periodic pension and postretirement benefit, (ii) an $8 million gain on derivative instruments, (iii) $7 million gain on fair value adjustments to investments, and iv) a $6 million gain from the extinguishment of convertible debt, partially offset by a $14 million foreign currency loss. The net Other expense in the third quarter of 2017 was primarily comprised of: (i) $21 million of charges relating to the Non-U.S. pension settlement loss and (ii) a $7 million foreign currency loss, partially offset by: (i) $11 million of net periodic pension and postretirement benefit, (ii) $4 million of other non-operating gains and (iii) a $3 million gain on derivative instruments.

Effective Tax Rate
We recorded $22 million of net tax expense in the third quarter of 2018, resulting in an effective tax rate of 8%, compared to $73 million of net tax expense in the third quarter of 2017, resulting in an effective tax rate of 26%. Our effective tax rate for the three months ended September 29, 2018 of 8% is lower than our effective tax rate for the three months ended September 30, 2017 of 26%, primarily due to the following items: (i) corporate income tax rate decrease from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017; (ii) a tax benefit due to the recognition of excess tax benefits on share-based compensation; and (iii) a tax benefit related to the recording of U.S. federal return-to-provision adjustments. Our effective tax rate in the third quarter of 2018 was lower than the U.S. statutory tax rate of 21% primarily driven by a tax benefit due to the recognition of tax benefits on share-based compensation and a tax benefit related to the recording of U.S. federal return-to-provision adjustments. Our effective tax rate in the third quarter of 2017 was lower than the U.S. statutory tax rate of 35% primarily driven by a tax benefit due to the recognition of a U.S. capital loss.

Results of Operations—Nine months ended September 29, 2018 compared to nine months ended September 30, 2017
Net Sales
Net sales were $5.1 billion in the first nine months of 2018, a $666 million, or 15%, increase compared to the first nine months of 2017. The net sales increase for the first nine months of 2018 included $347 million from acquisitions, $58 million from the adoption of ASC 606 (see Note 1 of our Condensed Consolidated Financial Statements), and $56 million from favorable foreign currency rates. The Products and Systems Integration segment grew 11% driven by the Americas and EMEA. The Services and Software segment grew 23% with growth in all regions.
The increase in net sales is reflective of growth in every region. Within the Products and Systems Integration segment, Devices net sales increased in the Americas and EMEA and decreased in AP and Systems and Systems Integration net sales increased in every region. The Services and Software segment increased in every region. The Services and Software segment net sales increase in the Americas was driven by acquisitions within the Software business, the acquisition of Interexport in Services and growth absent of acquisitions in both Services and Software. The Services and Software segment net sales increase in EMEA was primarily driven by growth absent of acquisitions in Services. The Services and Software segment net sales increase in AP was driven by the acquisition of Kodiak Networks in the Software business and growth absent of acquisitions in both Services and the Software businesses.
Gross Margin
Gross margin was $2.4 billion, or 47.0% of net sales, in the first nine months of 2018, compared to $2.1 billion, or 46.4% of net sales, in the first nine months of 2017. The increase in gross margin percentage was primarily driven by the adoption of ASC 606 and improved margins in the Services and Software segment, partially offset by lower margins in the Products and Systems Integration segment due to acquisitions and lower margins on a few large projects.
Selling, General and Administrative Expenses
SG&A expenses were $918 million, or 18.0% of net sales, in the first nine months of 2018, compared to $760 million, or 17.2% of net sales, in the first nine months of 2017. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses and the change in classification of our third-party sales commissions from the adoption of ASC 606.
Research and Development Expenditures
R&D expenditures were $472 million, or 9.3% of net sales, in the first nine months of 2018 and $413 million, or 9.3% of net sales, in the first nine months of 2017. R&D expenditures increased due to increased expenses associated with acquired businesses.
Other Charges
We recorded net charges of $263 million in the first nine months of 2018, compared to net charges of $100 million in the first nine months of 2017. The net Other charges in the first nine months of 2018 were primarily driven by: (i) $140 million of charges relating to the amortization of intangibles, (ii) a $57 million charge related to ongoing remediation efforts of environmental media for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act incurred by a legacy business (See Note 3 of our Condensed Consolidated Financial Statements), (iii) $46 million of net reorganization of business charges, and (iv) $17 million of acquisition related transaction fees. The net charges in the first nine months of 2017 of $100 million primarily consisted of: (i) $111 million of charges relating to the amortization of intangibles, (ii) $22 million of net reorganization of business charges and (iii) $8 million of charges related to a building impairment, partially offset by a net gain of $42 million, related to the recovery of receivables owed to the Company by a former customer. The net reorganization of business charges are discussed in further detail in the Reorganization of Businesses section.

Net Interest Expense
Net interest expense was $163 million in the first nine months of 2018 and $154 million in the first nine months of 2017. The increase in net interest expense in the first nine months of 2018 as compared to the first nine months of 2017 was a result of increases in outstanding debt.
Gains on Sales of Investments and Businesses, net
Net gains on sales of investments and businesses were $16 million in the first nine months of 2018 compared to $3 million in the first nine months of 2017. The net gains in the first nine months of 2018 and 2017 were primarily related to the sales of various equity investments.
Other
Net Other income was $45 million in the first nine months of 2018, compared to expense of $20 million in the first nine months of 2017. The net Other income in the first nine months of 2018 was primarily comprised of: (i) $58 million net periodic postretirement benefit, (ii) $7 million gain on fair value adjustments to investments, and (iii) a $6 million gain from the extinguishment of convertible debt, partially offset by: (i) $15 million loss on derivative investments, including losses of $14 million associated with foreign currency derivative contracts related to the acquisition of Avigilon and (ii) $14 million of foreign currency losses. The net Other expense in the first nine months of 2017 was comprised of $46 million of charges relating to the Non-U.S. pension settlement loss and a $29 million foreign currency loss, partially offset by: (i) $36 million of net periodic postretirement benefit, (ii) a $14 million gain on derivative instruments, and (iii) $4 million of other non-operating gains.
Effective Tax Rate
We recorded $91 million of net tax expense in the first nine months of 2018, resulting in an effective tax rate of 14%, compared to $188 million of net tax expense in the first nine months of 2017, resulting in an effective tax rate of 31%. Our effective tax rate for the nine months ended September 29, 2018 of 14% is lower than our effective tax rate for the nine months ended September 30, 2017 of 31%, primarily due to the following items: (i) corporate income tax rate decrease from 35% to 21% as a result of the Tax Act; (ii) a tax benefit due to the recognition of excess tax benefits on share-based compensation; and (iii) a tax benefit related to the recording of U.S. federal return-to-provision adjustments. Our effective tax rate in the first nine months of 2018 was lower than the U.S. statutory tax rate of 21% primarily due to: (i) the recognition of excess tax benefits on share-based compensation, (ii) a tax benefit due to a favorable settlement of a state audit, and (iii) a tax benefit related to the recording of U.S. federal return-to-provision adjustments. Our effective tax rate in the first nine months of 2017 was lower than the U.S. statutory tax rate of 35% primarily due to a tax benefit due to the recognition of a U.S. capital loss.

Segment Information
The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended September 29, 2018 and September 30, 2017, as detailed in Note 12, “Segment Information,” of our condensed consolidated financial statements.
Products and Systems Integration Segment
For the third quarter of 2018, the segment’s net sales represented 69% of our consolidated net sales, compared to 71% of our consolidated net sales for the third quarter of 2017. For the first nine months of 2018, the segment's net sales represented 67% of our consolidated net sales, compared to 70% of our consolidated net sales for the first nine months of 2017.

	Three Months Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Segment net sales	$1,288	$1,174	10%	$3,429	$3,076	11%
Operating earnings	183	266	(31)%	449	553	(19)%
Three months ended September 29, 2018 compared to three months ended September 30, 2017
The segment’s net sales increased $114 million, to $1.3 billion in the third quarter of 2018, as compared to $1.2 billion during the third quarter of 2017. The increase in the segment's net sales was driven by an increase in Devices and Systems and Systems Integration sales. Devices net sales increased in the Americas and EMEA due to the acquisition of Avigilon and growth absent of acquisitions and decreased in AP. Systems and Systems Integration net sales increased in the Americas and EMEA due to the acquisition of Avigilon. Systems and Systems Integration net sales increased in AP due to the acquisition of Avigilon and growth absent of acquisitions.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in the third quarter of 2018, compared to 73% of the segment's net sales in the third quarter of 2017.
The segment had operating earnings of $183 million in the third quarter of 2018, compared to $266 million in the third quarter of 2017. The decrease in operating earnings in the third quarter of 2018 compared to the third quarter of 2017 was driven by higher Other charges, SG&A expenses, and R&D expenditures driven by an environmental reserve charge, increased expenses associated with acquired businesses including the amortization of intangibles, and increased in reorganization of business charges, partially offset by higher net sales.
Nine months ended September 29, 2018 compared to nine months ended September 30, 2017
The segment’s net sales increased $353 million, to $3.4 billion in the first nine months of 2018, as compared to $3.1 billion during the first nine months of 2017. The increase in the segment's net sales was driven by an increase in Devices and Systems and Systems Integration sales. Devices net sales increased in the Americas and EMEA due to the acquisition of Avigilon and growth absent of acquisitions and decreased in AP. Systems and Systems Integration net sales increased in the Americas and EMEA due to the acquisition of Avigilon. Systems and Systems Integration net sales increased in AP due to the acquisition of Avigilon and growth absent of acquisitions.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net sales in the first nine months of 2018, compared to 73% of the segment's net sales in the first nine months of 2017.
The segment had operating earnings of $449 million in the first nine months of 2018, compared to $553 million in the first nine months of 2017. The decrease in operating earnings in the first nine months of 2018 compared to the first nine months of 2017 was driven by higher SG&A expenses, Other charges, and R&D expenditures driven by increased expenses associated with acquired businesses including the amortization of intangibles, an environmental reserve charge, increased reorganization of business charges, and an impact from the adoption of ASC 606, partially offset by higher net sales.
Services and Software Segment
For third quarter of 2018, the segment’s net sales represented 31% of our consolidated net sales, compared to 29% of our consolidated net sales for the third quarter of 2017. For the first nine months of 2018, the segment's net sales represented 33% of our consolidated net sales, compared to 30% of our consolidated net sales for the first nine months of 2017.

	Three Months Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Segment net sales	$574	$471	22%	$1,660	$1,347	23%
Operating earnings	111	81	37%	290	228	27%
Three months ended September 29, 2018 compared to three months ended September 30, 2017
The segment’s net sales increased $103 million, or 22%, to $574 million in the third quarter of 2018, as compared to $471 million in the third quarter of 2017. The increase in the segment's net sales was driven by acquisitions within the Software business, as well as growth absent of acquisitions in both Services and Software. On a geographic basis, net sales for the third quarter of 2018 increased in every region, compared to the third quarter of 2017.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 60% of the segment’s net sales in the third quarter of 2018, compared to 56% of the segment’s net sales in the third quarter of 2017.
The segment had operating earnings of $111 million in the third quarter of 2018, compared to $81 million in the third quarter of 2017. The increase in operating earnings in the third quarter of 2018 compared to the third quarter of 2017 was driven by higher sales, partially offset by higher Other charges, SG&A expenses, and R&D expenditures driven by an environmental reserve charge, increased expenses associated with acquired businesses, and increased reorganization of business charges.
Nine months ended September 29, 2018 compared to nine months ended September 30, 2017
The segment’s net sales increased $313 million, or 23%, to $1.7 billion in the first nine months of 2018, as compared to $1.3 billion in the first nine months of 2017. The increase in the segment's net sales was driven by acquisitions within the Software business and the Interexport acquisition within Services, as well as growth absent of acquisitions in both Services and Software. On a geographic basis, net sales for the first nine months of 2018 increased in every region, compared to the first nine months of 2017.
Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first nine months of 2018, compared to 55% of the segment’s net sales in the first nine months of 2017.
The segment had operating earnings of $290 million in the first nine months of 2018, compared to $228 million in the first nine months of 2017. The increase in operating earnings in the first nine months of 2018 compared to the first nine months of 2017 was driven by higher sales, partially offset by higher Other charges, R&D expenditures, and SG&A expenses driven by increased expenses associated with acquired businesses including the amortization of intangibles, an environmental reserve charge, increased reorganization of business charges, and an impact from the adoption of ASC 606.

Reorganization of Business
During the third quarter of 2018, we recorded net reorganization of business charges of $25 million including $21 million of charges recorded within Other charges and $4 million in Cost of sales in our condensed consolidated statements of operations. Included in the $25 million were charges of $13 million related to employee separation costs and $12 million related to exit costs.
During the first nine months of 2018, we recorded net reorganization of business charges of $62 million including $46 million of charges recorded within Other charges and $16 million in Cost of sales in our condensed consolidated statements of operations. Included in the $62 million were charges of $61 million related to employee separation costs and $16 million related to exit costs, partially offset by $15 million of reversals for accruals no longer needed.
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
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Products and Systems Integration	$19	$6	$47	$22
Services and Software	6	2	15	8
	$25	$8	$62	$30
Cash payments for employee severance and exit costs in connection with the reorganization of business plans were $51 million in the first nine months of 2018 and $77 million in the first nine months of 2017. The reorganization of business accruals at September 29, 2018 were $61 million, of which $39 million relate to employee separation costs that are expected to be paid within one year and $22 million of accruals related primarily to lease termination obligations that are expected to be paid over a number of years.
Liquidity and Capital Resources

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows provided by (used for):
Operating activities	$263	$585
Investing activities	(1,196)	(415)
Financing activities	534	(537)
Effect of exchange rates on cash and cash equivalents	(18)	54
Decrease in cash and cash equivalents	$(417)	$(313)
Cash and Cash Equivalents
At September 29, 2018, $290 million of the $851 million cash and cash equivalents balance was held in the U.S. and $561 million was held by us or our subsidiaries in other countries, with approximately $200 million held in the United Kingdom. Restricted cash was $12 million at September 29, 2018 and $63 million at December 31, 2017. During the three months ended September 29, 2018, restricted cash decreased from $63 million to $12 million due to the completion of a settlement related to our legacy Networks business.
Operating Activities
Net cash provided by operating activities in the first nine months of 2018 decreased $322 million, compared to the first nine months of 2017. Operating cash flows in the first nine months of 2018, as compared to the first nine months of 2017, were negatively impacted by a $500 million contribution to our U.S. pension plan in February 2018, a settlement payment related to our legacy Networks business, higher incentive payments, and the recovery of financial receivables owed to us by a former customer in the first quarter of 2017, partially offset by improved working capital. The contribution to our U.S. pension plan moves the next anticipated required contribution to 2024, or beyond.

Investing Activities
Net cash used by investing activities increased $781 million in the first nine months of 2018, compared to the first nine months of 2017. The $1.2 billion of cash used in the first nine months of 2018 included $1.2 billion used for acquisitions and investments and $128 million in capital expenditures, partially offset by $90 million of proceeds from sales of investments and businesses. The cash usage of $415 million in the first nine months of 2017 consisted primarily of $383 million cash used for acquisitions and investments and $206 million in capital expenditures, partially offset by $174 million of proceeds from the sale of investments and businesses.
Acquisition and Investments: We used net cash for acquisitions and investments of $1.2 billion during the first nine months of 2018 compared to $383 million in the first nine months of 2017. The cash used during the first nine months of 2018 was primarily used for the acquisitions of Avigilon for a total of $903 million, net of cash acquired, and Plant for total of $237 million, net of cash acquired. The cash used during the first nine months of 2017 was used for investment in short-term government securities, and the acquisitions of Kodiak Networks for $205 million and Interexport for $55 million, net of cash acquired.
Sales of Investments and Businesses: We received $90 million of proceeds related to the sales of investments and businesses in the first nine months of 2018 compared to $174 million in the first nine months of 2017. The proceeds in the first nine months of 2018 primarily consisted of $60 million of excess cash withdrawn from company-sponsored life insurance investments and the sales of various equity investments. The proceeds from the first quarter of 2017 primarily consisted of the sales of short-term government securities.
Capital Expenditures: Capital expenditures decreased in the first nine months of 2018 to $128 million, compared to $206 million in the first nine months of 2017. The decrease in capital expenditures was primarily related to lower information technology and facilities spend.
Financing Activities
Net cash provided by financing activities increased $1.1 billion in the first nine months of 2018, compared to the first nine months of 2017. Cash provided by financing activities in the first nine months of 2018 was primarily comprised of $1.3 billion of proceeds from the issuance of debt and $139 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan, partially offset by: (i) $412 million used for the repayment of debt, (ii) $252 million of cash used for the payment of dividends, (iii) $169 million used to pay the conversion premium on the repurchase of convertible debt, and (iv) $66 million used for purchases under our share repurchase program. Net cash used for financing activities in the first nine months of 2017 was primarily comprised of: (i) $358 million used for purchases under our share repurchase program, (ii) $230 million of cash used for the payment of dividends, and (iii) $15 million used for the repayment of debt, partially offset by $61 million of net proceeds from the issuance of common stock in connection with our employee stock option plans and employee stock purchase plan.
Current and Long-Term Debt: We had outstanding long-term debt of $5.4 billion and $4.5 billion, including the current portions of $337 million and $52 million at September 29, 2018 and December 31, 2017, respectively.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable, indexed to LIBOR, and paid monthly. The weighted average borrowing rate for amounts outstanding during the three and nine months ended September 29, 2018 were 3.33% and 3.43%, respectively. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In February of 2018, we issued $500 million of 4.60% Senior notes due 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan in the first quarter of 2018.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.8252, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.45 per share). The exercise price adjusts automatically for dividends. On September 5, 2018, we agreed with Silver Lake Partners to repurchase $200 million in principal amount of the Senior Convertible Notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium. As of September 29, 2018, we paid $169 million of cash to Silver Lake Partners and recorded a gain of $6 million from the extinguishment of the convertible debt. The principal amount of $200 million was reclassified to short term debt. In the event of an additional conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
On September 28, 2018, we issued an additional $200 million on the outstanding 4.60% Senior notes due 2028 bringing the outstanding total to $700 million. We settled the issuance on October 5, 2018 and recognized net proceeds of $196 million, subsequent to quarter end, which was then used to pay the $200 million principal due to Silver Lake Partners on October 15, 2018.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.

Share Repurchase Program: During the nine months ended September 29, 2018, we paid an aggregate of $66 million, including transaction costs, to repurchase approximately 0.6 million shares at an average price of $101.54 per share. As of September 29, 2018, we had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the third quarter of 2018, we paid $84 million in cash dividends to holders of our common stock. During the first nine months of 2018, we paid $252 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $85 million in cash dividends to holders of our common stock.
Deferred Acquisition Consideration: We currently have an $84 million deferred consideration related to the Airwave acquisition within Accrued liabilities. This will be paid on November 15, 2018.
Credit Facilities
As of September 29, 2018, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). As of March 31, 2018, we borrowed $400 million under the facility to complete the Avigilon acquisition. As of September 29, 2018, the outstanding loan amount under the facility was $100 million, with $200 million paid during the third quarter. Subsequent to the quarter, we paid the remaining $100 million. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The weighted average borrowing rate on outstanding amounts for the three and nine months ended September 29, 2018 was 3.58%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 29, 2018.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $86 million at September 29, 2018, compared to $93 million at December 31, 2017.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Accounts receivable sales proceeds	$—	$99	$76	$179
Long-term receivables sales proceeds	73	55	101	123
Total proceeds from sales of accounts receivable	$73	$154	$177	$302
At September 29, 2018, the Company had retained servicing obligations for $879 million of long-term receivables, compared to $873 million at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Other Contingencies
There were no significant changes impacting our commitments and contingencies during the three months ended September 29, 2018.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU is effective for us on January 1, 2019 and interim periods within that reporting period, with early adoption permitted. In July 2018 the FASB issued ASU 2018-11 that amended the ASU to include an additional (and optional) transition relief. The additional transition relief provides entities the option to adopt the ASU by applying the new ASU at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative periods. The new ASU must be adopted utilizing the modified retrospective method as of the earliest comparative period presented if the optional adoption method is not selected. We will adopt the ASU on January 1, 2019, utilizing the modified retrospective method as of the adoption date. We are continuing to assess the impact of the ASU on our financial statements, including the package of available practical expedients, required disclosures, and changes to internal controls. Based on the preliminary work completed, we expect a material impact to our balance sheet through the recording of right-of-use assets and lease obligations that are not required to be recorded within the balance sheet under current accounting standards.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate and recognize current expected credit losses rather than delay recognition of credit losses until the loss is probable of occurring. The ASU is effective for us on January 1, 2020, and interim periods within that reporting period with early option permitted. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.
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
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. The ASU is effective for us on January 1, 2020 with early adoption permitted. The ASU requires a retrospective adoption method. We do not believe the ASU will have a material impact on our financial statement disclosures.

Recently Adopted Accounting Pronouncements
We adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory” on January 1, 2018 using the modified retrospective method of adoption. We recognized $31 million related to the cumulative effect of applying the ASU as an adjustment to our opening retained earnings balance. The comparative information has not been restated and continues to be reported under accounting standards in effect in those periods. This ASU eliminates the prior application of deferring the income tax effect of intra-entity asset transfers, other than inventory, until the transferred asset is sold to a third party or otherwise recovered through use. Under the ASU, we will recognize tax expense when intra-entity transfers of assets other than inventory occur.
We adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. We have restated our comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of our net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. We reclassified $18 million and $10 million in the three months ended September 29, 2018 and September 30, 2017, respectively, and $58 million and $10 million in the nine months ended September 29, 2018 and September 30, 2017, respectively.
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
Under prior accounting standards, we expensed sales commissions and other costs to obtain a contract as incurred. However, under the new standard, we capitalize sales commissions and certain other costs as incremental costs to obtain a contract. Such costs are classified as non-current contract cost assets within Other assets and amortized over a period that approximates the timing of revenue recognition on the underlying contracts.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of September 29, 2018, we had outstanding foreign exchange contracts with notional amounts totaling $782 million, compared to $507 million outstanding as of December 31, 2017. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 29, 2018, and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	September 29, 2018	December 31, 2017
British Pound	$221	$72
Euro	215	149
Australian Dollar	(109)	(64)
Chinese Renminbi	(75)	(73)
Brazilian Real	(46)	(45)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Financial Statements,” about: (a) the recognition of revenue in future periods, and (b) our ability to settle the principal amount of the Senior Convertible Notes in cash, (2) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of global economic and political conditions (ii) the impact of acquisitions on our business, (iii) the growth of our Services and Software segment and the resulting impact on operating margin, (iv) the focus on Services and Software and our expected growth opportunities, (b) the accuracy of the reserve estimate related to an environmental liability, (c) our business strategies and expected results, (d) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (e) our ability and cost to repatriate funds, (f) our ability to settle the principal amount of the Senior Convertible Notes in cash, (g) our ability and cost to access the capital markets at our current ratings, (h) our ability to borrow and the amount available under our credit facilities, (i) our plans with respect to the level of outstanding debt, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the adequacy of our cash balances to meet current operating requirements, (l) potential contractual damages claims, and (m) the outcome and effect of ongoing and future legal proceedings, (3) The impact of new FASB Accounting Standards Updates on our financial statements, (4) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (5) "Controls and Procedures," about the implementation of our enterprise resource planning systems, and (6) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. Effective January 1, 2018, we adopted the new revenue standard ASC 606. We have implemented new accounting processes related to revenue recognition and related disclosures, including related control activities. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 8 through 20 of the Company’s 2017 Annual Report on Form 10-K and “Item 1A: Risk Factors” on page 44 of the Company’s 2018 second quarter Quarterly Report on Form 10-Q. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
November 1, 2018

EXHIBIT INDEX

Exhibit No.	Exhibit
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith