Form 10-K
period 2018-12-31
Motorola Solutions, Inc.
filed 2019-02-15
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the Registrant’s most recently completed second quarter) was approximately $14.9 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 1, 2019 was 163,871,288.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 13, 2019, are incorporated by reference into Part III.

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
Item 1: Business
General
Motorola Solutions is a leading global provider of mission-critical communications. Our technology platforms in communications, software, video, and services make cities safer and help communities and businesses thrive. At Motorola Solutions, we are ushering in a new era in public safety and security. Public safety and commercial customers globally depend on our solutions to keep them connected, from everyday to extreme moments. We serve more than 100,000 customers in more than 100 countries and have a rich heritage of innovation spanning more than 90 years.
We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 500 W. Monroe Street, Chicago, Illinois 60661.
Recent Acquisitions
On January 7, 2019, we announced that we acquired VaaS International Holdings, Inc. ("VaaS"), a "video analysis as a service" company that is a leading global provider of data and image analytics for vehicle location for a purchase price of $445 million. This acquisition expands our command center software portfolio.
On March 28, 2018, we completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million.
On March 7, 2018, we completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million. This acquisition expands our software portfolio in the command center with additional solutions for Next Generation 9-1-1.
On August 28, 2017, we completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk for commercial customers, for a purchase price of $225 million.
On March 13, 2017, we completed the acquisition of Interexport, a managed service provider of communications systems to public safety and commercial customers in Chile, for a purchase price of $98 billion Chilean pesos, or approximately $147 million.
On November 10, 2016, we completed the acquisition of Spillman Technologies ("Spillman"), a provider of comprehensive law enforcement and public safety software solutions, for a purchase price of $221 million. The acquisition expands our command center services and software portfolio and enables us to offer a full suite of solutions to a broader customer base.
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
Business Organization
During the second quarter of 2018, we modified our internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership in part as a result of recent acquisitions contributing to the growth within the newly-aligned Services and Software segment. Previously, we had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration-related revenue and costs moving from the old Services segment into the newly-presented Products and Systems Integration segment and software-related revenue and costs moving from the old Products segment into the newly-presented Services and Software segment.
Products and Systems Integration Segment
The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions. In 2018, the segment’s net sales were $5.1 billion, representing 69% of our consolidated net sales. The Products and Systems Integration segment has the following two principal product lines:

Devices: Devices includes two-way portable and vehicle-mounted radios, accessories, software features, and upgrades. Devices also includes video cameras. Devices represented 63% of the net sales of the Products and Systems Integration segment in 2018.
Systems and Systems Integration: Systems and Systems Integration include customized radio networks, video solutions and implementation, optimization, and integration of networks, devices, software, and applications. Systems and Systems Integration represented 37% of the net sales of the Products and Systems Integration segment in 2018.
Our Devices and Systems and Systems Integration are based on the following industry technology standards:
Land Mobile Radio Standards

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
Services and Software Segment
The Services and Software segment provides a broad range of solution offerings for government, public safety and commercial customers. In 2018, the segment’s net sales were $2.2 billion, representing 31% of our consolidated net sales. The Services and Software segment has the following principal product lines:

Services
Services includes a continuum of service offerings beginning with repair, technical support, and maintenance. More advanced offerings include monitoring, software updates, and cybersecurity services. Managed services range from partial or full operation of customer-owned networks to operation of Motorola Solutions-owned networks. Services represented 81% of the net sales of the Services and Software segment in 2018.

Software
Software includes a public safety and enterprise command center software suite, unified communications applications, and video software solutions, delivered both on premise and “as a service” and represented 19% of the net sales of the Services and Software segment in 2018.

Strategy and Focus Areas
In 2018, Motorola Solutions marked 90 years as a communications technology provider. Since Motorola was founded in 1928, our commitment to innovation has been at the heart of our company. Today, we design and deliver solutions that are purpose-built for the unique needs of our customers, who work in coal mines, run into burning buildings, teach in classrooms, and everything in between. We offer comprehensive solutions that include infrastructure, devices, software applications, video cameras and analytics, and services that help our customers work safely and efficiently.
Our strategy for long-term growth and the evolution of our business includes organic and inorganic investments in the following four areas:
(i)Continued innovation in standards-based voice and data solutions spanning APCO 25, TETRA, DMR, and Long-term Evolution ("LTE") technologies. Our dedication, focus, and innovation for public safety and commercial solutions built the foundation of our land mobile radio ("LMR") platform business, which is reflected in our install base of over 13,000 systems deployed in 100+ countries around the world. These systems have a multi-year and often multi-decade life span which helps drive demand for additional device sales, software upgrades, infrastructure refresh and expansion, as well as additional services to maintain, monitor, and manage these complex networks and solutions. We believe our government and commercial customers will continue to require next-generation systems, enhanced software features and analytics, as well as incremental services to drive operational efficiencies.
(ii)Services offerings that leverage our large global install base and allow our customers to improve performance across their systems, devices, and applications for greater safety and productivity. Our comprehensive suite of services - from repair, technical support, security, and system monitoring to operation of customer-owned networks or Motorola Solutions-owned networks, ensures continuity and reduces risks for continued critical communications operations. Today, agency procurement models are primarily capital expenditure investments in customer-owned and operated solutions with long-term contracts. As agencies seek budget predictability, increased flexibility, and outcome-based solutions, there continues to be a shift to alternative consumption models. We feel our suite of services positions us well for this change and allows us to provide incremental, value-added services for our customers.

(iii) Command center software solutions to support public safety workflow - from a citizen's emergency call and dispatching first responders to communicating with personnel in the field and managing records and evidence. Today, the public safety workflow is addressed by a variety of point solutions. Motorola Solutions is building a command center software offering that provides a unified suite of solutions across the public safety workflow. As the public safety market continues to embrace software offerings to enhance their workflows, we are able to sell cloud-first software as a service ("SaaS") offering in addition to on-premise solutions with ancillary implementation and managed services.
(iv)Video analytics, network video management software and hardware, video cameras, and access control solutions for government and commercial customers. We have video solutions installed at thousands of customer sites, including school campuses, transportation systems, healthcare centers, public venues, critical infrastructure, prisons, factories, casinos, airports, financial institutions, government facilities, and retailers.
Our Customers and Contracts
We serve government agencies, state and local public safety and first-responder agencies, as well as commercial and industrial customers who utilize private communications networks, often to manage a mobile workforce. Our customer base is fragmented and widespread when considering the many levels of governmental and first-responder decision-makers that procure and use our products and services. Serving this global customer base spanning federal, state, county, province, territory, municipal, and departmental independent bodies, along with our commercial and industrial customers, requires a significant go-to-market investment.
Our sales model includes both direct sales by our in-house sales force, which tend to focus on our largest accounts, and sales through our channel partner program. Our trained channel partners include independent dealers, distributors, and software vendors around the world. The dealers and distributors each have their own sales organizations that complement and extend the reach of our sales force. The independent software vendors offer customized applications that meet specific needs in the verticals we serve.
Our largest customers are the United States ("U.S.") federal government (through multiple contracts with its various branches and agencies, including the armed services) and the Home Office of the United Kingdom, representing approximately 8% and 7% of our consolidated net sales in 2018, respectively. The loss of these customers could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with these governments are long-term in nature. All contracts with the U.S. federal government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to government contracting requirements, please refer to “Item 1A. Risk Factors.”
Net sales in the Americas region continued to comprise a significant portion of our business, accounting for 69%, 68% and 68% of our consolidated net sales in 2018, 2017, and 2016, respectively.
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
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. Traditional LMR competitors include: Harris, Hytera, Airbus, and Kenwood.
As demand for fully-integrated voice, data, and broadband systems continue to grow, we may face additional competition from public telecommunications carriers and telecommunications equipment providers. As we continue to evolve our services strategy, we may work with other companies on a consortium or joint venture basis as customers' delivery needs become more complex to fulfill.
Our continued focus on growing our command center software suite and video solutions has added additional competitors such as: West Corporation, Intergraph, Central Square, Axis, Hikvision, Dahua, and Zetron.
Several other competitive factors may have an impact on our future business including: evolving spectrum mandates by government regulators and increasing investment by broadband and IP solution providers.

Other Information
Backlog
Our backlog includes all product and service orders that have been received and are believed to be firm. As of December 31, 2018 and December 31, 2017, our backlog was as follows:

	December 31
(In millions)	2018	2017
Products and Systems Integration	$3,199	$3,314
Services and Software	7,401	6,298
	$10,600	$9,612
Approximately 52% of the Products and Systems Integration segment backlog and 21% of the Services and Software segment backlog is expected to be recognized as revenue during 2019. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.
Research and Development
We continue to prioritize investments in R&D to expand and improve our portfolio of products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of: (i) new public safety devices, infrastructure, software and solutions, (ii) command center software applications that include voice, data, and video, (iii) public safety broadband solutions based on LTE technology, and (iv) video devices and software applications.
R&D expenditures were $637 million in 2018, $568 million in 2017, and $553 million in 2016. As of December 31, 2018, we had approximately 5,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
Intellectual Property Matters
Patent protection is an important aspect of our operations. We have a portfolio of U.S. and foreign utility and design patents relating to our products, systems, and technologies, including research developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission-critical communications, software and services, next-generation public safety, and video solutions. We have filed new patent applications with the U.S. Patent and Trademark Office and foreign patent offices.
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
We believe that our patent portfolio will continue to provide us with a competitive advantage in our core product areas as well as provide leverage in the development of future technologies. While we are not dependent upon a single patent or even a few patents, we do have patents that protect features and functionality of our products and services. While these patents are important, our success also depends upon our extensive know-how, innovative culture, technical leadership, and distribution channels. We do not rely solely on patents or other intellectual property rights to protect or establish our market position; however, we will enforce our intellectual property rights in certain technologies when it is necessary to protect our innovation, or in some cases where attempts to negotiate mutually agreeable licenses are not successful.
We seek to obtain patents and trademarks to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2018, we owned approximately 5,320 granted patents in the U.S. and in foreign countries. As of December 31, 2018, we had approximately 1,630 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2018, we were granted approximately 550 patents in the U.S. and in foreign countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Mobility, which is currently owned by Lenovo.

Inventory and Raw Materials
Our practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements. We provide custom products that require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than ours; stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
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
Environmental Quality
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air, and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain products of ours are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2018, compliance with these U.S. federal, state and local, and international laws did not have a material effect on our capital expenditures, or competitive position; however, we recorded a $57 million charge once we became aware of additional remediation requirements for the designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) incurred by a legacy business. The charge was primarily due to: (i) changes in the expected timeline of the remediation activities to 30 years and (ii) additional costs for further remediation efforts, increasing the reserve to $107 million.
Regulatory Matters
Radio spectrum is required to provide wireless voice, data, and video communications service. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services and specifically to public safety users. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, every country around the world has one or more regulatory bodies that define and implement the rules for use of radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”).
We manufacture and market products in spectrum bands already allocated by regulatory bodies. These include voice and data infrastructure, mobile radios, and portable or hand-held devices. Consequently, our results could be positively or negatively affected by the rules and regulations adopted by the FCC, NTIA, ITU, or regulatory agencies in other countries. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities. Conversely, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands (e.g., the sharing of previously dedicated or other spectrum) may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.
As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., spectrum historically used for broadcast television, known as the 700MHz band, has been redeveloped and deployed for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. In 2016, this trend continued in the U.S. and additional TV spectrum in the 600MHz band was auctioned for broadband communications (part of the “Broadcast Incentive Auction”). This auction closed in April 2017, but auction winners will not get access to the spectrum for several years.
Internationally, the ITU World Radio Conference ("WRC") is held every three to four years to discuss and promote global agreement on the use and cooperation of spectrum usage. The most recent WRC-15 was held in November 2015. During this conference, leaders from United Nations member countries considered a number of initiatives, including whether to allocate additional spectrum for commercial broadband use as well as whether to allocate spectrum dedicated for public safety broadband. The WRC agreed to support countries making individual decisions to allocate spectrum for public safety broadband in the 700MHz and 800MHz spectrum bands. Based on the results of WRC-15, ITU has published recommendations on how much spectrum and to which parts of the spectrum range the spectrum should be allocated for public safety broadband (taking into account regional and global harmonization to the extent practicable). The next WRC is scheduled to be held in October-November 2019. WRC-19 will focus on 5G, harmonizing the internet of things ("IOT"), and satellite coordination. Motorola Solutions continues to work with its customers and governments around the world to advocate for future allocations of dedicated broadband spectrum for public safety which will provide new business opportunities for us in the future and to reinforce the importance of LMR spectrum and services.
Several major markets including: Canada, the U.S., the UAE, Mexico, Singapore, and South Korea have already set aside broadband spectrum for use by public safety and the wider first-responder communities. We believe this trend will continue over time and the planned implementation of broadband public safety networks provides new opportunities for our broadband portfolio and services growth strategy. In addition, certain countries, in response to increasing security concerns, already have spectrum landscapes that permit country administrations to allocate public safety spectrum quickly without a protracted process or agreement. Some other markets including Australia and the UK are launching broadband public safety networks drawing on basic LTE infrastructure built by the carriers. These trends also provide opportunities for our broadband and services portfolio.
Employees
At December 31, 2018, and December 31, 2017 we had approximately 16,000 and 15,000 employees, respectively.
Material Dispositions
None
Financial Information About Geographic Areas
The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, "Item 8: Financial Statements and Supplementary Data" of this document, the “Results of Operations—2018 Compared to 2017” and “Results of Operations—2017 Compared to 2016” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A: Risk Factors” of this document.
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
Global economic and political conditions continue to be challenging for many of our government and commercial markets, as economic growth in many countries, particularly in parts of Latin America and in other emerging markets, has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain counterparties of ours and some of our customers are dependent on government grants to fund purchases of our products and services. Although we do not anticipate a significant impact to the business at this time, the possibility of a partial federal government shutdown in the U.S. could potentially delay award of contracts and timing of payments.
In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that continue to impact worldwide markets. The length of time these adverse economic and political conditions may persist is unknown. These global economic and political conditions have impacted and could continue to impact our business, financial condition, results of operations, and cash flows in a number of ways, including:
•Requests by Customers for Vendor Financing by Motorola Solutions: Certain customers of ours, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases and/or the provision of solutions and services, particularly as the size and length of these types of contracts increases and as we increase our business in developing countries. Requests for vendor financing continue to increase in volume and scope, including in response to reduced tax revenue at the state and local government level and tightening of credit for certain commercial customers. Motorola Solutions has continued to provide vendor financing to both our government and commercial customers. We have been faced with and expect to continue to be faced with choosing between further increasing our level of vendor financing or potentially losing sales, as some of our competitors, particularly those in Asia, have been more willing to provide vendor financing to customers around the world, particularly customers in Africa and Latin America. To the extent we are unable to sell these receivables on terms acceptable to us we may retain exposure to the credit quality of our customers who we finance.
•Customers' Inability to Obtain Financing to Make Purchases from Motorola Solutions and/or Maintain Their Business: Some of our customers require substantial financing, including public financing or government grants, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds, including as a result of lower tax revenues, increases in interest rates, currency fluctuations or unavailability of government grants, to finance purchases of our products and services and/or to meet their payment obligations to us could have, and in some cases has had, a negative impact on our financial results. This risk increases as the size and length of our contracts increase. In addition, if global economic conditions result in insolvencies for our customers, it will negatively impact our financial results.
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
•Inability to Operate and Grow in Certain Markets: We operate in a number of markets with a risk of intensifying political instability, including Europe (including the impact of Brexit discussed below), Russia, Brazil, the Middle East and Africa. If political instability continues in these markets and in other parts of the world in which we operate it could have a significant impact on our ability to grow and, in some cases, operate in those locations, which will negatively impact our financial results.
We are subject to laws and regulations regarding privacy, data protection and information security, and our actual or perceived failure to comply with such legal obligations could adversely affect our business.
The European Union ("E.U.") adopted the General Data Protection Regulation ("GDPR") which took effect on May 25, 2018 harmonizing data protection laws across the E.U. The GDPR strengthens individual privacy rights and enhances data protection obligations for processors and controllers of personal data. This includes expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Non-compliance with the GDPR can trigger fines of up to €20 million or 4% of total worldwide annual revenue, whichever is greater.
Also, U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of personal data. State governments within the U.S. are starting to enact their own versions of “GDPR- like” privacy legislation which will create additional compliance challenges, risk, and administrative burden. Even though comprehensive U.S. Federal Privacy legislation is being discussed seriously by lawmakers and other stakeholders, it is possible that a one-size fits all compliance program may be difficult to achieve/manage globally.

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
In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of offering our products, services and software or maintaining our business operations in those jurisdictions.
A security breach or other significant disruption of our IT systems, those of our outsource partners, suppliers or those we manufacture, install, and in some cases operate and maintain for our customers, caused by cyber attack or other means, could have a negative impact on our operations, sales, and operating results.
All information technology systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyber attack, cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war, insider trading, and telecommunication failures. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain customers of ours, we face additional risk as a target of sophisticated attacks aimed at compromising both our company’s and our customers’ sensitive information and intellectual property, through means referred to as advanced persistent threats. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. While we employ a number of countermeasures and security controls, including training, audits, and utilization of commercial information security threat-sharing networks to protect against such attacks, we, along with the industry, have experienced a gradual and steady increase in the sophistication of these threats, most noticeably through well-crafted social engineering and phishing attempts. We cannot guarantee that all threat attempts will be successfully thwarted even with these countermeasures and we are therefore investing more in detection and response capabilities to minimize potential impacts. Further, we are dependent, in certain instances, upon our outsourced business partners, suppliers, and customers to adequately protect our IT systems and those IT systems that we manage for our customers. In addition, some of our customers are exploring broadband solutions that use public carrier networks on which our solutions would operate. We do not have direct oversight or influence over how public carrier networks manage the security, quality, or resiliency of their networks, and because they are an attractive high value target due to their role in critical infrastructure, they expose customers to an elevated risk over our private networks. Although we maintain insurance related to cybersecurity risks, there can be no assurance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient.
Our company outsources certain business operations, including, but not limited to IT, HR information systems, manufacturing, repair, distribution, and engineering services. These arrangements are governed by various contracts and agreements which reference and mandate Company and international standards of information protection, as appropriate. In addition, we maintain certain networked equipment at customer locations and are reliant on those customers to protect and maintain that equipment. The “attack surface” for us to protect against our adversaries is thus often extended to these partners and customers, as well as our suppliers, and we have some dependency upon their cybersecurity capabilities as well as their willingness to exchange threat and response information with us.
A cyber attack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in the unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Such unauthorized access to, or release of, this information could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims, and (iv) damage our reputation. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. In addition, there has been a sharp increase in laws in Europe, the U.S. and elsewhere, imposing requirements for the handling of personal data, including data of employees, consumers and business contacts, as well as imposing requirements for remediation action, including specific timing and method of notification. There is a risk that our company, directly or as the result of some third-party service provider we use, could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, retention or disposal of such personal data, and therefore subject us to fines or other sanctions. The European Courts invalidation of Safe Harbor as a mechanism to legitimize cross border data flows increases the risk that our company, directly or through some third-party service provider that we use, may inappropriately transfer E.U. personal data. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.

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
We have sizable sales and operations in Canada, Europe, Middle East, Africa, Asia, and Latin America.
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
In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved the country’s exit from the E.U., commonly referred to as Brexit. The U.K. government has so far been unable to secure a parliamentary majority for the withdrawal agreement. Continued uncertainty, or a U.K. exit without any agreement on terms, would risk significant disruption to U.K./E.U. trade. The prospect of Brexit has already caused global stock market volatility and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The U.K.’s final withdrawal, especially without any deal on terms, may bring global economic uncertainty, which could cause our customers to closely monitor their costs and reduce their spending budgets. There may also be broader uncertainty over the position the United States will take with respect to certain treaty and trade relationships with other countries. This uncertainty may impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with our company, (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets and (iv) general global economic conditions. All of these factors are outside of our control, but may cause us to adjust our strategy in order to compete effectively in global markets and could adversely affect our business, financial condition, operating results and cash flows.
A portion of our business is dependent upon U.S. government contracts and grants, which are highly regulated and subject to oversight audits by U.S. government representatives and subject to cancellations. Such audits could result in adverse findings and negatively impact our business.
Our U.S. government business is subject to specific procurement regulations with numerous compliance requirements. In addition, U.S. federal legislation including the National Defense Authorization Act and various "buy American" programs may impose limitations on the ability of the federal government or other parties to contract with certain foreign entities. These requirements, although customary in government contracting in the U.S., increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations or other compliance requirements could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption, Trade Act Agreement, Buy American Act, and the False Claims Act.
Generally, in the U.S., government contracts and grants are subject to oversight audits by government representatives. Such audits could result in adjustments to our contracts. Any costs found to be improperly allocated to a specific contract may not be allowed, and such costs already reimbursed may have to be refunded. Future audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in investigations, termination of a contract or grant, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. All contracts with the U.S. government are subject to cancellation at the convenience of the U.S. government.
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
MSI’s opportunities to sell LTE equipment and related software and services in the U.S may be substantially impacted by: (i) AT&T's success in satisfying FirstNet contract requirements and milestones, including, among others, subscriber adoption rate, mandatory payments to FirstNet, and coverage, (ii) Verizon and other commercial broadband carriers providing services for public safety, and (iii) fiscal, public, and regulatory policies and/or special interest politics that risk delaying deployment.
We derive a portion of our revenue from government customers who award business through competitive bidding which can involve significant upfront costs and risks. This effort may not result in awards of business or we may fail to accurately estimate the costs to fulfill contracts awarded to us, which could have adverse consequences on our future profitability.
Many government customers, including most U.S. government customers, award business through a competitive bidding process, which results in greater competition and increased pricing pressure. The competitive bidding process involves significant cost and managerial time to prepare bids for contracts that may not be awarded to us. Even if we are awarded contracts, we may fail to accurately estimate the resources and costs required to fulfill a contract, or to resolve problems with our subcontractors or suppliers, which could negatively impact the profitability of any contract awarded to us, particularly in the case of fixed price contracts. In addition, following the award of a contract, we have experienced and may continue to experience significant expense or delay, contract modification or contract rescission as a result of customer delay or our competitors protesting or challenging contracts awarded to us in competitive bidding.
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
The expansion of our software business creates a greater risk than we have been exposed to in the past that we may not be able to properly assess or mitigate.
The process of developing new software products and enhancing existing software products is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.
As part of our growth strategy, we may seek to acquire new software technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, any of which could materially adversely affect our operating results and financial position.
The expansion of our services business creates increased areas of risk that we may not be able to properly assess or mitigate.
We plan to continue to expand our services business by offering additional and expanded managed services for existing and new types of customers, such as designing, building, operating, managing and in some cases owning a public-safety system or other commercial system. The offering of managed services involves the integration of multiple services, multiple vendors and multiple technologies, requiring that we partner with other solutions and services providers, often on multi-year projects.
Additionally, our managed services business includes the hosting of software applications. This allows the customers to “consume” the software “as a service” and avoid the costs and complexities of acquiring and operating the software.
We may face increasing competition from traditional system integrators, the defense industry, and commercial software companies as services contracts become larger and more complicated.
Expansion will bring us into contact with new regulatory requirements and restrictions, such as data security or data residency/localization obligations, with which we will have to comply and may increase the costs of doing business, reduce margins and delay or limit the range of new solutions and services which we will be able to offer.

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
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, including ensuring proper integration of acquired businesses’ legal and regulatory compliance programs, (ii) risks associated with integrating financial reporting and internal control systems, (iii) difficulties in integrating information technology systems and other business processes to accommodate the acquired businesses, (iv) challenges in integrating acquired businesses to create the operating platform for public safety, (v) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (vi) the risk that our contractual relationships or the markets served do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (vii) the potential loss of key employees of the acquired businesses, (viii) the risk of diverting the attention of senior management from our operations, (ix) the risks of entering new markets in which we have limited experience, and (x) future impairments of goodwill of an acquired business. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
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
From time-to-time we access the capital markets to obtain financing. Our access to the capital markets and the bank credit markets at acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) strength and credit availability in the banking markets, and (iv) the current state of the global economy. In addition, we frequently access the credit markets to obtain performance bonds, bid bonds, standby letters of credit and surety bonds, as well as to hedge foreign exchange risk and sell receivables. Furthermore, there can be no assurances we will be able to refinance our existing indebtedness (i) on commercially reasonable terms, (ii) on terms, including with respect to interest rates, as favorable as our current debt, or (iii) at all. There can be no assurances that we will continue to have access to the capital markets or bank credit markets on terms acceptable to us and if we are unable to repay or refinance our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, fund our planned capital expenditures or pay future dividends.
We are rated investment grade by all three national rating agencies. Any downward changes by the rating agencies to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, an increase in the interest rate payable by us under our revolving credit facility, if any amounts are borrowed under such facility, could negatively affect our operating cash flows. In addition, a downgrade in our credit ratings could limit our ability to: (i) access the capital markets or bank credit markets, (ii) provide performance bonds, bid bonds, standby letters of credit and surety bonds, (iii) hedge foreign exchange risk, (iv) fund our foreign affiliates, and (v) sell receivables. A downgrade in our credit rating could also result in less favorable trade terms with suppliers. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing. Any future disruptions, uncertainty or volatility in the capital markets may result in higher funding costs for us and adversely affect our ability to access funds and other credit related products. In addition, we may avoid taking actions that would otherwise benefit us or our stockholders, such as engaging in certain acquisitions or engaging in stock repurchases, that would negatively impact our credit rating.
Our future operating results depend on our ability to purchase at acceptable prices a sufficient amount of materials, parts, and components, as well as services and software, to meet the demands of our customers and any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations.
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers. In addition, certain supplies, including for some of our critical components, services and software solutions, are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products or services increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters or financial issues, we could experience an interruption in supply or a significant increase in the price of supply, including as a result of having to move to an alternative source, that could have a negative impact on our business as a result of increased cost or delay in or inability to deliver our products or services. This risk may increase as a result of consolidation of certain suppliers of ours. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. In addition, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.
We have seen increases in the price of certain supplies as we no longer qualify for certain volume discounts compared to other customers of our suppliers given technology changes, our evolving portfolio and lower volumes than customers in other commercial industries. For certain supplies we have also experienced less support and focus from our suppliers as our spend has diminished relative to their other customers, making it more difficult for us to resolve gaps in supply due to unforeseen changes in forecast and demand. In addition, certain suppliers have and others may cancel or not extend contractual arrangements, which will not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.
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
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives and formatives thereof (“Motorola Marks”) and we license the Motorola Marks from Motorola Trademark Holdings, LLC (“MTH”), which is currently owned by Motorola Mobility, a subsidiary of Lenovo. Our joint use of the Motorola Marks could result in product and market confusion and negatively impact our ability to expand business under the Motorola brand. In addition, if we do not comply with the terms of the license agreement we could lose our rights to the Motorola Marks. Because of the change of control of Motorola Mobility, which is now owned by Lenovo, we may find that an incompatible third-party owns the Motorola Marks.
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
Our customers and suppliers are located throughout the world. In 2018, 41% percent of our revenue was generated outside the U.S. In addition, we have a number of research and development, administrative and sales facilities outside the U.S. and 55% of our employees are employed outside the U.S. Most of our suppliers' operations are outside the U.S. and a significant portion of our products are manufactured outside the U.S., both internally and by third-parties.
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
We also are subject to risks that our operations could be impacted by our employees, contractors, representatives or agents in ways that violate the FCPA, the U.K. Bribery Act, or other similar anti-corruption laws. While we have policies and procedures to comply with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business. Moreover, we face additional risks that our anti-corruption policies and procedures may be violated by TPSRs or other third-parties that help sell our products or provide other solutions and services, because such TPSRs and other third-parties are not our employees, and, it is therefore more difficult to oversee and control their conduct.
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
We rely on third-parties to develop and/or manufacture many of our components and some of our finished products, and to design certain components and finished products, as well as provide us with software necessary for the operation of those products and we may increase our reliance on such third-parties in the future. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, or deliver products, services or software that do not meet regulatory or industry standards or requirements, (iii) if there are significant changes in the financial or business condition of such third-parties, (iv), our third party providers fail to comply with legal or regulatory requirements, or (v) if we have difficulties transitioning operations to such third-parties.
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
We are exposed to risks under large, multi-year system and services contracts that may negatively impact our business.
We enter into large, multi-year system and services contracts with large municipal, state, and nationwide government and commercial customers. In some cases we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. This exposes us to risks, including among others: (i) technological risks, especially when the contracts involve new technology, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts, the impact of currency fluctuations, inflation, and the related impact on operating results, (iv) cybersecurity risk, especially in managed services contracts with public safety and commercial customers that process data, and (v) political risk, especially related to the contracts with government customers. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancelable on short notice with limited penalties. Recovery of front loaded capital expenditures in long-term managed services contracts is dependent on the continued viability of such customers. The termination of funding for a government program or insolvency of commercial customer could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.
Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.
The markets for certain products of ours are characterized by changing technologies and evolving industry standards. In some cases it is unclear what specific technology will be adopted in the market or what delivery model will prevail, including whether public safety broadband (LTE and 5G) will be delivered via private networks, public carriers or some combination thereof. In addition, new technologies such as voice over LTE and 5G or push-to-talk clients over LTE and 5G could reduce sales of our traditional products. The shift to smart public safety and the prevalence of data in our customer use cases results in our competing in a more fragmented marketplace. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from non-traditional suppliers, including public carriers, telecom equipment providers, consumer device manufacturers and software companies. New products are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in certain cases or as we increase our reliance on third-party content and technology. Our success depends, in substantial part, on the timely and successful introduction of new products, upgrades and enhancements of current products to comply with emerging industry standards, laws and regulations, including country specific proprietary technology requirements, and to address competing technological and product developments carried out by our competitors. Developing new technologies to compete in a specific market may not be financially viable, resulting in our inability to compete in that market. The R&D of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and systems are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
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
We completed a number of large divestitures in the past and could have potential liabilities associated with those transactions and the businesses we divested. In addition, these divestitures have resulted in less diversity of our business and our customer base, which could negatively impact our financial results in the event of a downturn in our mission-critical communications business.
In the past, we have spun-off or sold a number of large businesses, including Motorola Mobility, our Networks business and our Enterprise business. In connection with our divestitures we typically remain liable for certain pre-closing liabilities associated with the divested business, such as pension liabilities, taxes, employment, environmental liabilities and litigation. Even though we establish reserves for any expected ongoing liability associated with divested businesses, those reserves may not be sufficient if unexpected liabilities arise and this could negatively impact our financial condition and future results of operations.
Because we are now singularly focused on mission-critical communications for public safety and commercial customers we have less diversity in our business and our customer base. A downturn in this business could have a greater negative impact on our financial results than when we were a more diversified communications provider.
We may not have the ability to settle the remaining principal amount of $800 million of the 2% Senior Convertible Notes (the "Senior Convertible Notes") in cash in the event of conversion or to repurchase the Senior Convertible Notes upon the occurrence of a fundamental change, which could have a material effect on our reported financial results.
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
We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our provision for income taxes and cash tax liability may be negatively impacted by: (i) changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, (ii) changes in tax laws and accounting principles, (iii) changes in the valuation of our deferred tax assets and liabilities, (iv) failure to meet commitments under tax incentive agreements, (v) discovery of new information during the course of tax return preparation, (vi) increases in non-deductible expenses, or (vii) difficulties in repatriating cash held abroad in a tax-efficient manner.
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
Certain tax policy efforts, including the Organisation for Economic Co-operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, many of the countries where we are subject to taxes, including the U.S, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in many of the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition.
Our success depends in part upon our ability to attract, retain and prepare succession plans for senior management and key employees.
The performance of our CEO, senior management and other key employees is critical to our success. If we are unable to retain talented, highly-qualified senior management and other key employees or attract them when needed, it could negatively impact our business. We rely on the experience of our senior management, most of whom have been with the Company for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, our business could be negatively impacted.
It may be difficult for us to recruit and retain the types of engineers and other highly-skilled employees that are necessary to remain competitive and layoffs of such skilled employees as a result of divestitures, restructuring activities or cost reductions may benefit our competitors.
Competition for key technical personnel in high-technology industries is intense. As we expand our solutions and services business, we now have increased demand for technical personnel in areas like software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel, which could have a negative impact on our business. In addition, as we have divested businesses and restructured our operations we have, in some cases, had to layoff engineers and other highly-skilled employees. If these employees were to go to work for our competitors it could have a negative impact on our business.
Returns on pension and retirement plan assets and interest rate changes could affect our earnings and cash flows in future periods.
Although we made a voluntary contribution into the U.S. pension plan in early 2018, we continue to have large underfunded pension obligations, in part resulting from the fact that we retained almost all of the U.S. pension liabilities and a major portion of our non-U.S. pension liabilities following our divestitures, including the distribution of Motorola Mobility, the sale of our Networks business and the sale of our Enterprise business. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Minimum annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we have been and could be required to make additional large contributions. The equity and debt markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In volatile capital market environments, the uncertainty of material changes in future minimum required contributions increases.
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
Our operations and the products we manufacture are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, clean up of, and exposure to certain substances. For example, in the U.S., laws often require parties to fund remedial studies or actions regardless of fault and often times in response to action or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
Laws focused on: (i) the energy efficiency of electronic products and accessories, (ii) recycling of both electronic products and packaging, (iii) reducing or eliminating certain hazardous substances in electronic products, and (iv) the use and transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the use and transportation of lithium-ion batteries and other aspects of our products are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, use of products with video functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include.
These laws could impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, increasing energy efficiency, and providing additional accessibility.

We may be unable to obtain components and parts that are verified to be Democratic Republic of Congo ("DRC") Conflict-Free, which could result in reputational damage if we disclose that our products include minerals that have been identified as “not found to be DRC Conflict-Free” or if we disclose that we are unable to determine whether such minerals are included in our products.
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of tin, tantalum, tungsten and gold (which are defined as “conflict minerals”) in our products and if the origin of these materials were from the DRC or an adjoining country. If the minerals originated from the DRC or an adjoining country then a company must disclose the measures it has taken to exercise due diligence and chain of custody to prevent the sourcing of such minerals that have been found to be financing conflict in the DRC. There is a limited pool of suppliers who can provide verifiable DRC Conflict-Free components and parts, particularly since our supply chain is complex. As a result, we may be required to publicly disclose that we are not currently able to determine if the products we manufactured in 2018 are DRC Conflict-Free. For future reporting years, if the industry systems that we are relying on are not mature enough for us to make a definitive Conflict-Free determination, we may have to declare our products as “not found to be DRC Conflict-Free,” or such other definitional standard as determined by the SEC and/or the judicial system and we may face reputational challenges with our customers, other stockholders and the activist community as a result. In addition, the E.U. has passed conflict minerals legislation which may have an impact on our reporting obligations and compliance programs in Europe.
Any system or network disruption could have a negative impact on our operations, sales and operating results.
We rely extensively on our information systems to manage our business operations. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results. While we have significantly reduced our reliance on a number of older legacy information systems that are harder to maintain we could negatively impact our operations and financial results. In addition, as we have outsourced more of our business operations we have increased our dependence on the IT systems of our outsourced business partners which are not under our direct management or control. Any disruption to either those outsourced systems or the communication links between Motorola Solutions and the outsourced supplier, may negatively impact our ability to manufacture, distribute, or repair products. We may incur additional costs to remedy the damages caused by these disruptions.
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
Motorola Solutions' Global Headquarters office is located at 500 W. Monroe Street, Chicago, Illinois 60661. Motorola Solutions also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries.
As of December 31, 2018, we: (i) owned two facilities (manufacturing and office), both of which were located in Europe, (ii) leased 239 facilities, 132 of which were located in the Americas region and 107 of which were located in other countries and (iii) primarily utilized three major facilities for the manufacturing and distribution of our products, located in: Penang, Malaysia; Elgin, Illinois; and Berlin, Germany. Motorola Solutions sold its Penang, Malaysia facility and manufacturing operations to Sanmina Corporation ("Sanmina") on February 1, 2016.
We generally consider the productive capacity of our manufacturing facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.
In 2018, approximately 40% of our products were manufactured in Illinois and approximately 55% of our products were manufactured in Penang. We rely on third-party providers in order to enhance our ability to lower costs and deliver products that meet demand. If manufacturing in Penang or Illinois were disrupted, our overall productive capacity could be significantly reduced.
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
Item 4: Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following are the persons who were the executive officers of Motorola Solutions, their ages, and their current titles as of February 15, 2019 and the positions they have held during the last five years with the Company or as otherwise noted:
Gregory Q. Brown; age 58; Chairman and Chief Executive Officer since May 3, 2011.
Gino A. Bonanotte; age 54; Executive Vice President and Chief Financial Officer since November 13, 2013.
Mark S. Hacker; age 47; Executive Vice President, General Counsel and Chief Administrative Officer since January 21, 2015; and Senior Vice President and General Counsel from June 2013 to January 2015.
Kelly S. Mark; age 47; Executive Vice President, Services & Software since August 28, 2018; Senior Vice President, Managed & Support Services from July 2017 to August 2018; Corporate Vice President, Managed & Support Services from August 2015 to July 2017; and Corporate Vice President, Strategy from May 2011 to August 2015.
John P. "Jack" Molloy; age 47; Executive Vice President, Products & Sales since August 28, 2018; Executive Vice President, Worldwide Sales and Services from July 2017 to August 2018; Executive Vice President, Worldwide Sales from January 2016 to July 2017; Executive Vice President, Americas Sales & Services from November 2015 to January 2016; Senior Vice President, The Americas Sales & Marketing from September 2015 to November 2015; and Senior Vice President, North America Sales from January 2014 to August 2015.
Rajan S. Naik; age 47; Senior Vice President, Chief Strategy & Innovation Officer since December 2017; Corporate Vice President, Chief Strategy Officer from March 2016 to December 2017; and Senior Vice President, Chief Strategy Officer, Advanced Micro Devices, Inc. from January 2012 to February 2015.
Daniel G. Pekofske; age 42; Corporate Vice President and Chief Accounting Officer since September 10, 2018; Vice President and Treasurer from January 2016 to September 2018; Vice President and Assistant Treasurer from March 2015 to January 2016; Vice President and Assistant Controller from February 2014 to March 2015; and Senior Director, Finance from December 2012 to February 2014.
Cynthia M. Yazdi; age 54; Senior Vice President, Chief of Staff, Marketing & Communications and Motorola Solutions Foundation since August 28, 2018; Corporate Vice President, Chief of Staff to the Chairman and CEO, Global Marketing and Communications from February 2018 to August 2018; Vice President, Chief of Staff, Global Marketing and Communications from September 2016 to February 2018; Vice President, Chief of Staff from August 2015 to September 2016; and Senior Director, Sales Operations for Asia Pacific from January 2013 to August 2015.
The above executive officers will serve as executive officers of Motorola Solutions until the regular meeting of the Board of Directors in May 2019 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange. The number of stockholders of record of its common stock on February 1, 2019 was 26,760.
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Solutions’ Proxy Statement for the 2019 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the notes to consolidated financial statements appearing under “Item 8: Financial Statements and Supplementary Data.’’
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
09/27/18 to 10/24/18	—	$—	—	$1,642,593,206
10/25/18 to 11/20/18	485,945	$125.97	485,945	$1,581,377,757
11/21/18 to 12/27/18	40,254	$124.23	40,254	$1,576,377,038
Total	526,199	$125.84	526,199

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)
Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2018, the Company had used approximately $12.4 billion, including transaction costs, to repurchase shares.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2013 and reflects the payment of dividends.

Item 6: Selected Financial Data

	Years Ended December 31
(In millions, except per share amounts)	2018	2017	2016	2015	2014
Operating Results
Net sales	$7,343	$6,380	$6,038	$5,695	$5,881
Operating earnings	1,255	1,284	1,048	916	900
Earnings (loss) from continuing operations, net of tax*	966	(155)	560	640	(697)
Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share*	$5.62	$(0.95)	$3.24	$3.17	$(2.84)
Earnings (loss) per diluted common share*	5.62	(0.95)	3.24	3.02	5.29
Diluted weighted average common shares outstanding (in millions)	172.0	162.9	173.1	201.8	245.6
Dividends declared per share	$2.13	$1.93	$1.70	$1.43	$1.30
Balance Sheet
Total assets	$9,409	$8,208	$8,463	$8,346	$10,423
Total debt	5,320	4,471	4,396	4,349	3,400
Other Data
Capital expenditures	$197	$227	$271	$175	$181
% of sales	2.7%	3.6%	4.5%	3.1%	3.1%
Research and development expenditures	$637	$568	$553	$620	$681
% of sales	8.7%	8.9%	9.2%	10.9%	11.6%
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2018 and 2017 and results of operations for each of the three years in the period ended December 31, 2018. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
During the second quarter of 2018, we modified our internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership in part as a result of recent acquisitions contributing to the growth within the newly-aligned Services and Software segment. Previously, we had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration-related revenue and costs moving from the old Services segment into the newly-presented Products and Systems Integration segment and software-related revenue and costs moving from the old Products segment into the newly-presented Services and Software segment.
Executive Overview
Recent Acquisitions and Developments
On January 7, 2019, we announced that we acquired VaaS International Holdings, Inc. ("VaaS"), a "video analysis as a service" company that is a leading global provider of data and image analytics for vehicle location for a purchase price of $445 million. This acquisition expands our command center software portfolio.
We have reached an agreement with the U.K. Home Office on terms for the new direction of the U.K. Emergency Services Network (“ESN”) that we expect to sign in early 2019. During the fourth quarter of 2018, we signed an agreement to extend the Airwave contract through 2022 with substantially similar terms to the prior agreement.
On March 28, 2018, we completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million.
On March 7, 2018, we completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million. This acquisition expands our software portfolio in the command center with additional solutions for Next Generation 9-1-1.
On August 28, 2017, we completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk for commercial customers, for a purchase price of $225 million.
On March 13, 2017, we completed the acquisition of Interexport, a managed service provider of communications systems to public safety and commercial customers in Chile, for a purchase price of $98 billion Chilean pesos, or approximately $147 million.
On November 10, 2016, we completed the acquisition of Spillman Technologies ("Spillman"), a provider of comprehensive law enforcement and public safety software solutions, for a purchase price of $221 million. The acquisition expands our command center services and software portfolio and enables us to offer a full suite of solutions to a broader customer base.
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
Our Business
Motorola Solutions is a leading global provider of mission-critical communications. Our technology platforms in communications, software, video, and services make cities safer and help communities and businesses thrive. At Motorola Solutions, we are ushering in a new era in public safety and security. We serve our customers with a global footprint of sales in more than 100 countries and 16,000 employees worldwide based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video solutions, such as video cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions typically managing a mobile workforce. In 2018, the segment’s net sales were $5.1 billion, representing 69% of our consolidated net sales.
Services and Software: The Services and Software segment provides a broad range of solution offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer or Motorola Solutions-owned networks. Software includes a public safety and enterprise command center software suite, unified communications applications, and video software solutions, delivered both on premise and “as a service.” In 2018, the segment’s net sales were $2.2 billion, representing 31% of our consolidated net sales.
2018 Financial Results

•	Net sales were $7.3 billion in 2018 compared to $6.4 billion in 2017 and grew in the Americas and EMEA.

•	Operating earnings were $1.3 billion in both 2018 and 2017.

•	Earnings attributable to Motorola Solutions, Inc. were $966 million, or $5.62 per diluted common share in 2018, compared to losses of $155 million, or $(0.95) per diluted common share in 2017.

•	Our operating cash flow decreased $271 million to $1.1 billion in 2018. The decrease is driven by the $500 million contribution to our U.S. pension plan, partially offset by higher earnings.

•	We returned $469 million of capital in the form of $132 million in share repurchases and $337 million in dividends in 2018 and invested $1.2 billion in acquisitions.

•	We increased our quarterly dividend by 10% to $0.57 per share in November 2018.

•	Ended 2018 with a backlog position of $10.6 billion, up $988 million compared to 2017.
Segment Financial Highlights

•
In the Products and Systems Integration segment, net sales were $5.1 billion in 2018, an increase of $587 million, or 13%, compared to $4.5 billion in 2017. On a geographic basis, net sales increased in the Americas and EMEA, partially offset by AP. Operating earnings were $854 million in 2018, compared to $969 million in 2017. Operating margin decreased in 2018 to 16.7% from 21.5% in 2017 driven by costs related to the closure of certain supply chain operations in Europe, an increase to an existing environmental reserve related to a legacy business, and higher expenses related to acquisitions.

•
In the Services and Software segment, net sales were $2.2 billion in 2018, an increase of $376 million, or 20%, compared to $1.9 billion in 2017. On a geographic basis, net sales increased in every region. The increase in net sales was driven by growth excluding acquisitions in both Services and Software and also including the acquisitions of Plant, Kodiak Networks, and Interexport. Operating earnings were $401 million in 2018, compared to $315 million in 2017. Operating margin increased in 2018 to 17.9% from 16.9% in 2017 on higher sales and gross margin.

Looking Forward
Entering 2019, we believe we are well-positioned for continued leadership in mission-critical communications. Our technology platforms in communications, video, services, and software help make cities safer and enable communities and businesses to thrive. At Motorola Solutions, we are ushering in a new era in public safety and security. We are a leading provider of solutions that enable first responders, federal and local governments, as well as commercial customers, to communicate in everyday and extreme situations.
Our land mobile radio ("LMR") solutions are uniquely designed, built, and delivered for our customers’ specific needs, and we continue to expect LMR to be the preferred solution for our customers in the years ahead.
Our services and software business supplements our LMR business. As communication networks have become increasingly complex, software-centric, and data-driven, we have expanded our services offering to maintain, monitor, secure and manage our customers' networks. We expect continued growth for our value-added services going forward. Additionally, we have command center software solutions for the public safety workflow to serve the 6,000+ emergency call centers in North America. We have invested organically and via the acquisitions of Plant, Kodiak Networks and Spillman in 2018, 2017 and 2016, respectively, to add new capabilities to our command center software offering. These investments help improve efficiency for first responders by enabling them to make use of rich data content such as pictures, video, and text messages. From shorter response times to new applications such as proactive incident management, we are providing new capabilities with command center software solutions increasingly delivered as a service. Next Generation 9-1-1 is an important and growing movement that the U.S. and other countries are expected to continue prioritizing for investment. We expect our overall revenue mix to continue to shift towards services and software over time.
Our largest investment in 2018 was the acquisition of Avigilon and its video and analytics solutions, which are an increasingly powerful tool for first responders. Video devices, video management, video analytics software, and access control solutions for both government and commercial customers is a large and expanding market. There are video cameras deployed across airports, rail, streets, and public and private buildings that use advanced tools including artificial intelligence and machine learning to capture, analyze, and use all of this content in a meaningful way. Our offerings, including high-definition cameras, advanced video analytics, and video management solutions provide a scalable architecture that allow for easier and faster deployments than other point solutions that are in the marketplace today.
We remain committed to driving shareholder value with revenue growth, operating leverage, cash flow generation, and efficient capital deployment. Our framework for efficient capital deployment of cash flow from operations consists of approximately: (i) 50% for acquisitions or share repurchases, (ii) 30% for dividends, and (iii) 20% for investments in the business through capital expenditures. We expect to continue a balanced approach in allocating capital through this framework. Our share repurchase program has approximately $1.6 billion of authority available as of December 31, 2018.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2018	% of Sales **	2017	% of Sales **	2016	% of Sales **
Net sales from products	$4,463		$3,772		$3,649
Net sales from services	2,880		2,608		2,389
Net sales	7,343		6,380		6,038
Costs of product sales	2,035	45.6%	1,686	44.7%	1,649	45.2%
Costs of services sales	1,828	63.5%	1,670	64.0%	1,520	63.6%
Costs of sales	3,863	52.6%	3,356	52.6%	3,169	52.5%
Gross margin	3,480	47.4%	3,024	47.4%	2,869	47.5%
Selling, general and administrative expenses	1,254	17.1%	1,025	16.1%	1,044	17.3%
Research and development expenditures	637	8.7%	568	8.9%	553	9.2%
Other charges	334	4.5%	147	2.3%	224	3.7%
Operating earnings	1,255	17.1%	1,284	20.1%	1,048	17.4%
Other income (expense):
Interest expense, net	(222)	(3.0)%	(201)	(3.2)%	(205)	(3.4)%
Gains (losses) on sales of investments and businesses, net	16	0.2%	3	—%	(6)	(0.1)%
Other	53	0.7%	(10)	(0.2)%	7	0.1%
Total other expense	(153)	(2.1)%	(208)	(3.3)%	(204)	(3.4)%
Net earnings before income taxes	1,102	15.0%	1,076	16.9%	844	14.0%
Income tax expense	133	1.8%	1,227	19.2%	282	4.7%
Net earnings (loss)	969	13.2%	(151)	(2.4)%	562	9.3%
Less: Earnings attributable to noncontrolling interests	3	—%	4	0.1%	2	—%
Net earnings (loss)*	$966	13.2%	$(155)	(2.4)%	$560	9.3%
Earnings (loss) per diluted common share*:
Earnings per diluted common share*	$5.62		$(0.95)		$3.24
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.
Geographic Market Sales by Locale of End Customer

	2018	2017	2016
Americas	69%	68%	68%
EMEA	22%	21%	21%
AP	9%	11%	11%
	100%	100%	100%

Results of Operations—2018 Compared to 2017
Net Sales

	Years ended December 31
(In millions)	2018	2017	% Change
Net sales from Products and Systems Integration	$5,100	$4,513	13%
Net sales from Services and Software	2,243	1,867	20%
Net sales	$7,343	$6,380	15%
The Products and Systems Integration segment’s net sales represented 69% of our consolidated net sales in 2018, compared to 71% in 2017. The Services and Software segment’s net sales represented 31% of our consolidated net sales in 2018, compared to 29% in 2017.
Net sales were up $963 million, or 15%, compared to 2017. The increase in net sales was driven by the Americas and EMEA with a 13% increase in the Products and Systems Integration segment and a 20% increase in the Services and Software segment. This growth includes:

•	$507 million of incremental revenue from the acquisitions of Avigilon and Plant in 2018 and Kodiak Networks and Interexport which were acquired during 2017;

•	$83 million from the adoption of Accounting Standards Codification ("ASC") 606 (see Note 1 of our consolidated financial statements); and

•	$32 million from favorable currency rates.
Regional results include:

•	the Americas grew 17% across all products within both the Products and Systems Integration and the Services and Software segments, inclusive of incremental revenue from acquisitions;

•	EMEA grew 18% on broad-based growth within all offerings within our Products and Systems Integration and Services and Software segments, inclusive of incremental revenue from acquisitions; and

•	AP was relatively flat with growth in the Services and Software segment offset by lower Products and Systems Integration revenue.
Products and Systems Integration
The 13% growth in the Products and Systems Integration segment was driven by the following:

•	$318 million of incremental revenue from the acquisitions of Avigilon in 2018 and Interexport during 2017;

•	$78 million from the adoption of ASC 606;

•	Devices revenues were up significantly due to the acquisition of Avigilon along with strong demand in the Americas and EMEA; and

•	Systems and Systems Integration revenues increased 10% in 2018, as compared to 2017 driven by incremental revenue from Avigilon, as well as system deployments in EMEA and AP.
Services and Software
The 20% growth in the Services and Software segment was driven by the following:

•	$189 million of incremental revenue primarily from the acquisitions of Plant and Avigilon in 2018 and Kodiak Networks and Interexport during 2017;

•	$5 million from the adoption of ASC 606;

•	Services were up $174 million, or 9%, driven by growth in both maintenance and managed service revenues, and incremental revenue from the acquisitions of Interexport and Plant; and

•	Software was up $202 million, or 89%, driven primarily by incremental revenue from the acquisitions of Plant, Avigilon, and Kodiak Networks, and growth in our command center software suite.

Gross Margin

	Years ended December 31
(In millions)	2018	2017	% Change
Gross margin	$3,480	$3,024	15%
Gross margin was 47.4% of net sales in both 2018 and 2017. The primary drivers of increases, with offsetting decreases, are as follows:

•
higher margins within the Services and Software segment primarily driven by operational improvements and efficiencies in service delivery costs of our Services portfolio and higher margin contribution within our Software portfolio from acquisitions;

•
lower margins in the Products and Systems Integration segment primarily driven by lower margin in Systems and Systems Integration due to certain large projects where we have taken an integrator role, partially offset by higher Devices volumes; and

•
$50 million of additional reorganization of business charges (see further detail in “Reorganization of Businesses” section) primarily associated with costs related to the closure of certain supply chain operations in Europe in 2018 as compared to 2017.

Selling, General and Administrative Expenses

	Years ended December 31
(In millions)	2018	2017	% Change
Selling, general and administrative expenses	$1,254	$1,025	22%
SG&A expenses increased 22% compared to 2017. SG&A expenses were 17.1% of net sales compared to 16.1% of net sales in 2017.
The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses, $72 million related to the change in classification of our third-party sales commissions from the adoption of ASC 606, and higher incentive compensation.
Research and Development Expenditures

	Years ended December 31
(In millions)	2018	2017	% Change
Research and development expenditures	$637	$568	12%
R&D expenditures increased 12%. R&D expenditures were 8.7% of net sales compared to 8.9% of net sales in 2017. The increase in R&D expenditures is primarily due to increased expenses associated with acquired businesses.
Other Charges

	Years ended December 31
(In millions)	2018	2017
Other charges	$334	$147
The Other charges in 2018 as compared to 2017 can be summarized as follows:

•	$188 million of amortization of intangibles in 2018 compared to $151 million in 2017, driven by 2018 acquisitions;

•
$61 million of net reorganization of business charges in 2018 as compared to $33 million in 2017, with higher charges coming in 2018 as we continue to integrate acquisitions (see further detail in “Reorganization of Businesses” section);

•	a $57 million charge in 2018 related to ongoing remediation efforts for an environmental clean-up incurred by a legacy business (see Note 3 of our consolidated financial statements);

•	a gain of $47 million in 2017, related to the recovery of financial receivables owed to us by a former customer of a legacy business; and

•	$24 million of charges for acquisition-related transaction fees in 2018 as compared to $1 million in 2017.
Operating Earnings

	Years ended December 31
(In millions)	2018	2017
Operating earnings from Products and Systems Integration	$854	$969
Operating earnings from Services and Software	401	315
Operating earnings	$1,255	$1,284
Operating earnings were down $29 million, or 2%, compared to 2017. The decrease in Operating earnings was due to:

•
Products and Systems Integration was down $115 million from 2017 to 2018, driven by: (i) $69 million more reorganization of business expenses, (ii) environmental reserve expenses of $40 million in 2018, (iii) $28 million more intangible amortization driven by acquisitions, and (iv) $12 million of acquisition-related transaction fees; and

•
partially offset by the Services and Software segment, which was up $86 million from 2017 to 2018, driven by higher sales and partially offset by: (i) environmental reserve expenses of $17 million in 2018, (ii) $9 million more reorganization of business expenses, (iii) $9 million more intangible amortization from 2018 acquisitions, and (iv) $11 million more of acquisition-related transactions fees.

Net Interest Expense

	Years ended December 31
(In millions)	2018	2017
Interest expense, net	$(222)	$(201)
The increase in net interest expense in 2018 compared to 2017 was a result of increases in outstanding debt:

•	$500 million of Senior notes due in 2028, that were used to make a voluntary contribution to the U.S. pension plan, issued during the first quarter of 2018;

•	$400 million term loan due in 2021 ("the Term Loan") that was issued during the first quarter of 2018 and was used to complete the acquisition of Avigilon;

•	$400 million borrowed under our revolving credit facility at the end of the first quarter of 2018 and repaid throughout the year; and

•	$200 million of follow-on Senior notes due in 2028, issued in the third quarter of 2018, which were used to repurchase $200 million of Convertible Notes.
Gains (losses) on Sales of Investments and Businesses, net

	Years ended December 31
(In millions)	2018	2017
Gains (losses) on sales of investments and businesses, net	$16	$3
The net gains in 2018 and 2017 were primarily related to the sales of various equity investments.
Other

	Years ended December 31
(In millions)	2018	2017
Other income (expense)	$53	$(10)
The net Other income in 2018 as compared to 2017 was primarily comprised of:

•	$75 million of net periodic pension and postretirement benefit in 2018 as compared to $46 million in 2017;

•	$48 million of losses on settlements within our U.K. defined benefit plan during 2017 with no activity in 2018;

•	$11 million of favorable fair value adjustments to investments;

•	a $6 million gain from the repurchase of $200 million of our Convertible Notes in 2018,

•	foreign currency losses of $24 million in 2018 as compared to $31 million of losses in 2017; and

•	a $14 million loss on derivative instruments in 2018, as compared to a gain of $15 million in 2017.
Effective Tax Rate

	Years ended December 31
(In millions)	2018	2017
Income tax expense	$133	$1,227
Income tax expense decreased by $1.1 billion compared to 2017, for an effective tax rate of 12%. Our effective tax rate for 2018 was lower than the current U.S. federal statutory rate of 21% primarily due to:

•	a $79 million benefit related to updates of the provisional amounts on the impact of the Tax Act; and

•	a $30 million benefit due to the recognition of excess tax benefits on share-based compensation.
Our effective tax rate in 2017 was 114% primarily due to the implementation of Tax Act. As a result of the Tax Act we recorded $874 million of non-recurring charges, primarily related to:

•	a $471 million valuation allowance against U.S. foreign tax credit carryforwards; and

•	income tax expense of $366 million from the remeasurement of our deferred tax balances at the lower federal tax rate of 21%.
Excluding the income tax effects from the Tax Act, our effective tax rate was lower than the 2017 U.S. statutory tax rate of 35% (see Note 6 of our consolidated financial statements).
Results of Operations—2017 Compared to 2016
Net Sales

	Years ended December 31
(In millions)	2017	2016	% Change
Net sales from Products and Systems Integration	$4,513	$4,394	3%
Net sales from Services and Software	1,867	1,644	14%
Net sales	$6,380	$6,038	6%
The Products and Systems Integration segment’s net sales represented 71% of our consolidated net sales in 2017, compared to 73% in 2016. The Services and Software segment’s net sales represented 29% of our consolidated net sales in 2017, compared to 27% in 2016.
Net sales were up $342 million, or 6%, compared to 2016. The increase in net sales is reflective of growth in every region with a 3% increase in the Products and Systems Integration segment and a 14% increase in the Services and Software segment. The growth includes:

•	$186 million of incremental revenue from the acquisitions of Interexport and Kodiak Networks in 2017 and Spillman and Airwave which were acquired during 2016; and

•	$8 million from favorable currency rates.
Regional results include:

•
the Americas grew 7% due to increases in the Services and Software segment, inclusive of incremental revenue from acquisitions, as well as in Systems and System Integration, offset by a slight decrease in Device revenues;

•	EMEA grew 5% across all portfolios within our Products and Systems Integration segment, as well as within our Services and Software segment, inclusive of incremental revenues from Airwave; and

•
AP grew 1% due to increases in both Devices and Systems and Systems Integration within our Products and Systems Integration segment, partially offset by a slight decrease in our Services and Software segment.

Products and Systems Integration
The 3% growth in the Products and Systems Integration segment was driven by the following:

•
Systems and Systems Integration revenues increased 5% in 2017 as compared to 2016 driven by system deployments in the Americas and $19 million of incremental revenue from the acquisition of Interexport in 2017; and

•	an increase in Devices in every region.
Services and Software
The 14% growth in the Services and Software segment was driven by the following:

•	$167 million of incremental revenue from the acquisitions of Interexport and Kodiak Networks in 2017 and Spillman and Airwave in 2016;

•	Services were up $128 million, or 8%, driven by incremental revenue from the acquisitions of Interexport and Airwave as well as growth in maintenance services and managed service revenues; and

•
Software was up $95 million, or 72%, driven primarily by incremental revenue from the acquisitions of Spillman and Kodiak Networks, in addition to higher command center software sales not attributed to acquisitions.

Gross Margin

	Years ended December 31
(In millions)	2017	2016	% Change
Gross margin	$3,024	$2,869	5%
Gross margin was 47.4% of net sales compared to 47.5% of net sales in 2016. The primary drivers of the decrease are:

•
lower margins within the Services and Software segment driven by the acquisition of Interexport which is a managed services provider with lower gross margins than the segment total; partially offset by higher gross margin associated with the Spillman acquisition; and

•
lower margins within the Products and Systems Integration segment driven by a slight decline in our Devices margins due to product mix, partially offset by higher margins within our Systems and Systems Integration portfolio due to a favorable mix of projects.

Selling, General and Administrative Expenses

	Years ended December 31
(In millions)	2017	2016	% Change
Selling, general and administrative expenses	$1,025	$1,044	(2)%
SG&A expenses decreased 2% compared to 2016. SG&A expenses were 16.1% of net sales compared to 17.3% of net sales in 2016.
The decrease in SG&A expenses is primarily due to cost savings initiatives, partially offset by higher expenses associated with acquired businesses.
Research and Development Expenditures

	Years ended December 31
(In millions)	2017	2016	% Change
Research and development expenditures	$568	$553	3%
R&D expenditures increased 3% compared to 2016. R&D expenditures were 8.9% of net sales compared to 9.2% of net sales in 2016. The increase in R&D expenditures is primarily due to higher expenses associated with acquired businesses.
Other Charges

	Years ended December 31
(In millions)	2017	2016
Other charges	$147	$224
The decrease in Other charges in 2017 as compared to 2016 can be summarized as follows:

•	$33 million of reorganization of business charges in 2017 as compared to $97 million including a $17 million building impairment and a $3 million impairment of our corporate aircraft in 2016;

•	a gain of $47 million in 2017 related to the recovery of financial receivables owed to us by a former customer of a legacy business;

•	$1 million of acquisition related transaction fees in 2017 as compared to $13 million in 2016; and

•	partially offset by $151 million of amortization of intangibles in 2017 compared to $113 million in 2016, driven primarily by 2017 acquisitions.
Operating Earnings

	Years ended December 31
(In millions)	2017	2016
Operating earnings from Products and Systems Integration	$969	$762
Operating earnings from Services and Software	315	286
Operating earnings	$1,284	$1,048
Operating earnings were up $236 million, or 23%, compared to 2016. The increase in Operating earnings was due to the following:

•
Products and Systems Integration was up $207 million from 2016 to 2017, primarily driven by: (i) $73 million less reorganization of business expenses, (ii) $33 million of income related to the recovery of financial receivables owed to us by a former customer of a legacy business, (iii) higher earnings, and (iv) lower SG&A and R&D expenses; and

•
Services and Software was up $29 million from 2016 to 2017, primarily driven by: (i) higher earnings, (ii) $23 million less reorganization of business expenses, (iii) $14 million of income related to the recovery of financial receivables owed to us by a former customer of a legacy business, and (iv) $12 million less acquisition-related transaction fees, partially offset by $37 million more intangible amortization driven by acquisitions.

Net Interest Expense

	Years ended December 31
(In millions)	2017	2016
Interest expense, net	$(201)	$(205)
The decrease in net interest expense in 2017 compared to 2016 was a result of lower average outstanding debt balances in 2017 as compared to 2016, as a result of the repayment of our $675 million term loan in December 2016.
Gains (losses) on Sales of Investments and Businesses, net

	Years ended December 31
(In millions)	2017	2016
Gains (losses) on sales of investments and businesses, net	$3	$(6)
The net gains in 2017 were primarily related to the sales of various equity investments. The net losses in 2016 consisted primarily of:

•	a $19 million loss on the sale of an investment in U.K. treasury securities liquidated in order to purchase Airwave;

•	a $7 million loss from the sale of our Malaysia manufacturing operations; and

•	partially offset by $20 million of gains on the sales of equity investments.

Other

	Years ended December 31
(In millions)	2017	2016
Other income (expense)	$(10)	$7
The increase in net Other income (expense) in 2017 as compared to 2016 was primarily comprised of:

•	$48 million of losses on settlements within our U.K. defined benefit plan in 2017 compared to $26 million in 2016;

•	foreign currency losses of $31 million in 2017 compared to $46 million of gains in 2016;

•	a $46 million net periodic pension and postretirement benefit in 2017 compared to $45 million in 2016;

•	a $15 million gain on derivative instruments in 2017 compared to a $56 million loss in 2016; and

•	a $10 million foreign currency loss on British Pounds purchased and held in anticipation of the acquisition of Airwave in 2016.
Effective Tax Rate

	Years ended December 31
(In millions)	2017	2016
Income tax expense	$1,227	$282
Income tax expense increased by $945 million compared to 2016, for an effective tax rate of 114% primarily due to the effects of the Tax Act. As a result of the Tax Act we recorded $874 million of non-recurring charges that included the following:

•	a $471 million valuation allowance against U.S. foreign tax credit carryforwards; and

•	income tax expense of $366 million from the remeasurement of our deferred tax balances at the lower federal tax rate of 21%.
Excluding the income tax effects from the Tax Act, our effective tax rate was lower than the U.S. statutory tax rate of 35%.
Our effective tax rate of 33% in 2016 was lower than the U.S. statutory tax rate of 35% primarily due to lower tax rates on non-U.S. income (see Note 6 of our consolidated financial statements).
Reorganization of Businesses
In 2018, we recorded net reorganization of business charges of $120 million relating to the separation of 1,200 employees, of which 700 were indirect employees and 500 were direct employees. The $120 million of charges included $59 million recorded to Cost of sales and $61 million recorded to Other charges. Included in the aggregate $120 million are charges of $122 million for employee separation costs and $16 million for exit costs, partially offset by $18 million of reversals for accruals no longer needed.
During 2017, we recorded net reorganization of business charges of $42 million relating to the separation of 400 employees, of which 300 were indirect employees and 100 were direct employees. The $42 million of charges included $9 million recorded to Cost of sales and $33 million recorded to Other charges. Included in the aggregate $42 million are charges of$43 million for employee separation costs and $8 million for exit costs, partially offset by $9 million of reversals for accruals no longer needed.
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
During 2018, 2017, and 2016 we continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. As a result, we communicated our plan to close one of our manufacturing facilities in Europe during the fourth quarter of 2018, resulting in a charge of $44 million and impacting 165 employees primarily within the Products and Systems Integration segment. The remainder of the initiatives impacted both of our segments and affected employees located in all geographic regions.

The following table displays the net charges incurred by business segment:

Years ended December 31	2018	2017	2016
Products and Systems Integration	$101	$32	$107
Services and Software	19	10	33
	$120	$42	$140
Cash payments for exit costs and employee severance in connection with the reorganization of business plans were $65 million, $93 million, and $79 million in 2018, 2017, and 2016, respectively. The reorganization of business accruals at December 31, 2018 were $105 million, of which $84 million relates to employee separation costs that are expected to be paid within one year and $21 million relates primarily to lease termination obligations that are expected to be paid over a number of years.
Liquidity and Capital Resources

	Years Ended December 31
	2018	2017	2016
Cash flows provided by (used for):
Operating activities	$1,075	$1,346	$1,165
Investing activities	(1,266)	(448)	(1,002)
Financing activities	220	(722)	(1,042)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(40)	62	(71)
Increase (decrease) in cash, cash equivalents, and restricted cash	$(11)	$238	$(950)
Cash and Cash Equivalents
At December 31, 2018, $750 million of the $1.3 billion cash and cash equivalents balance was held in the U.S. and $507 million was held by us or our subsidiaries in other countries, with approximately $147 million held in the United Kingdom. Restricted cash was approximately $11 million at December 31, 2018 and $63 million at December 31, 2017. During the year ended December 31, 2018, restricted cash decreased from $63 million to $11 million due to the completion of a settlement related to our legacy Networks business.
In 2018, we repatriated approximately $502 million in cash to the U.S. from international jurisdictions. Undistributed earnings that we intend to reinvest indefinitely, and for which no U.S. income taxes have been provided for, except the tax effect of the Tax Act deemed repatriation, aggregate to $1.5 billion at December 31, 2018. We currently have no plans to repatriate the foreign earnings permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay for local country approvals and could have potential adverse cash tax consequences.
Operating Activities
The decrease in operating cash flows from 2017 to 2018 was driven by (see additional discussion under "Sales of Receivables" below):

•	a $500 million debt-funded voluntary contribution to our U.S. pension plan in the first quarter of 2018, compared to no material contributions to our U.S. pension plans in 2017;

•
a $51 million payment out of restricted cash related to a settlement arising from a legacy business in 2018, as compared to the recovery of $47 million of financial receivables owed to us by a former customer of a legacy business in 2017;

•	$28 million of higher interest payments driven by additional debt issued in 2018 as compared to 2017; and

•	partially offset by higher earnings in 2018 as compared to 2017.
The increase in operating cash flows from 2016 to 2017 was driven by:

•	higher operating earnings in 2017 as compared to 2016;

•	improved net working capital in 2017 as compared to 2016; and

•	partially offset by $56 million of higher tax payments in 2017 as compared to 2016 when we received certain refunds in the U.S. and foreign jurisdictions.

We do not expect to make any material contributions to our pension plans in 2019.
Investing Activities
The increase in net cash used by investing activities from 2017 to 2018 was primarily due to:

•
a $760 million increase in acquisitions and investments, primarily driven by the purchases of Avigilon and Plant Holdings for $903 million, and $237 million, respectively, as compared to 2017 when we made acquisitions of Kodiak Networks and Interexport for $225 million and $55 million, respectively; and

•
$88 million of lower proceeds from sales of investments and businesses, driven by the $60 million of excess cash withdrawn from company-sponsored life insurance investments in 2018, as compared to $183 million of cash received from short-term government securities that were previously maintained in foreign countries in 2017; and

•
partially offset by $30 million lower capital expenditures in 2018 as compared 2017, due to lower information technology ("IT") spend as we completed our ERP implementation in 2017, as well as lower facilities spend.

The decrease in net cash used by investing activities from 2016 to 2017 was primarily due to:

•
a $1.1 billion decrease in acquisitions and investments, driven by the purchase of Airwave for $1.0 billion and $217 million for Spillman in 2016, as compared to 2017 when we made acquisitions of Kodiak Networks and Interexport for $225 million and $55 million, respectively;

•
a $487 million decrease in sales of investments and businesses, driven by the liquidation of $382 million of short-term government securities used to acquire Airwave, the sale of $242 million of short-term debt and equity securities, and $46 million from the sale of our Penang, Malaysia supply chain operations to an outsourced manufacturer in 2016, as compared to the sale of $183 million of short-term government securities previously maintained in foreign countries;

•
a decrease in capital spending in 2017 from 2016 driven by lower facilities spend as we completed refresh activities around our regional and corporate headquarters, lower spend on customer networks, and partially offset by higher IT expenditures as we worked towards the completion of our ERP implementation in 2017; and

•
a decrease in sales of property, plant, and equipment driven by proceeds received in 2016 of $73 million from the sale of buildings and land associated with the sale of our Schaumburg campus and the sale of our aging corporate aircraft.

Financing Activities
The increase in cash provided by financing activities in 2018 as compared to 2017 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" below):

•	the issuance of $500 million of 4.60% Senior notes due 2028 in the first quarter of 2018, of which the proceeds were contributed to our U.S. pension plan;

•	we entered into the Term Loan for $400 million in the first quarter of 2018 with a maturity date of March 26, 2021 to complete the acquisition of Avigilon;

•	$400 million borrowing from our revolving credit facility in the first quarter of 2018 to complete the acquisition of Avigilon, repaying the full $400 million throughout 2018;

•
in the third quarter of 2018, we issued an additional $200 million on the outstanding 4.60% Senior notes due in 2028, of which the proceeds were used to repurchase $200 million of our outstanding convertible note with Silver Lake Partners;

•	$169 million of cash was used during the third quarter of 2018 to pay the conversion premium on the repurchase of our convertible note with Silver Lake Partners;

•	$76 million used in the fourth quarter of 2018 to pay a contractually-defined deferred purchase price of Airwave;

•	$168 million of net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in 2018, as compared to $82 million in 2017;

•	$337 million of cash used for the payment of dividends in 2018 as compared to $307 million in 2017; and

•	partially offset by $132 million used for purchases under our share repurchase program in 2018 as compared to $483 million in 2017.
The decrease in cash used for financing activities in 2017, as compared to 2016 was driven by:

•	$483 million used for purchases under our share repurchase program in 2017, as compared to $842 million in 2016;

•	a $675 million term loan issued in 2016 to complete the purchase of Airwave, of which the entire term loan was repaid by the end of 2016; and

•	partially offset by $307 million of cash used for the payment of dividends in 2017, as compared to $280 million in 2016.
Sales of Receivables
We may choose to sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables. Servicing obligations are limited to collection activities for sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2018, 2017, and 2016:

Years ended December 31	2018	2017	2016
Accounts receivable sales proceeds	$77	$193	$51
Long-term receivables sales proceeds	270	284	289
Total proceeds from receivable sales	$347	$477	$340
The proceeds of our receivable sales are included in "Operating Activities" within our Consolidated Statements of Cash Flows.
At December 31, 2018, the Company had retained servicing obligations for $970 million of long-term receivables, compared to $873 million of long-term receivables at December 31, 2017. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding long-term debt of $5.3 billion and $4.5 billion, including the current portions of $31 million and $52 million, at December 31, 2018 and December 31, 2017, respectively.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a Term Loan for $400 million with a maturity date of March 26, 2021. Interest on the Term Loan is variable, indexed to London Inter-bank Offered Rate ("LIBOR"), and paid monthly. The weighted average borrowing rate for amounts outstanding during the year ended December 31, 2018 was 3.47%. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In February of 2018, we issued $500 million of 4.60% Senior notes due in 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan.
On August 25, 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.0% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.8252, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a published conversion price of $67.45 per share). The exercise price adjusts automatically for dividends. On September 5, 2018, we agreed with Silver Lake Partners to repurchase $200 million in principal amount of the Senior Convertible Notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium. As of December 31, 2018, we paid $369 million of cash to Silver Lake Partners. Of the $369 million paid to Silver Lake Partners, $169 million was paid during the third quarter of 2018 using cash on the balance sheet and the remaining $200 million was paid on October 15, 2018. The $200 million that was paid during the fourth quarter was from the additional $200 million issued on the outstanding 4.60% Senior notes due in 2028. We settled the issuance of the additional Senior notes on October 5, 2018 and received net proceeds of $196 million. In the event of an additional conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
In connection with the completion of the acquisition of Airwave, we entered into a term loan with an initial principal amount of $675 million. We repaid all amounts borrowed under this term loan as of December 31, 2016.
Credit Facilities
As of December 31, 2018, we had a $2.2 billion unsecured revolving credit facility scheduled to mature in April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). As of March 31, 2018, we borrowed $400 million under the facility to complete the Avigilon acquisition. The entire $400 million was re-paid during the year ended December 31, 2018. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2018. No letters of credit were issued under the revolving credit facility as of December 31, 2018.

Share Repurchase Program
Through a series of actions, the board of directors has authorized an aggregate share repurchase amount of up to $14.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2018, we have used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.6 billion of authority available for future repurchases.
Our share repurchases, including transaction costs, for 2018, 2017, and 2016 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Aggregate Amount (in millions)
2018	1.2	$112.42	$132
2017	5.7	85.32	483
2016	12.0	70.28	842
Subsequent to the year ended December 31, 2018, the Company paid an aggregate of $125 million, including transaction costs, to repurchase 1.1 million shares at an average purchase price of $116.04 per share, leaving approximately $1.5 billion of authority available for future repurchases.
Dividends
We paid cash dividends to holders of our common stock of $337 million in 2018, $307 million in 2017, and $280 million in 2016. Subsequent to quarter end, we paid an additional $93 million in cash dividends to holders of our common stock.
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
Contractual Obligations and Other Purchase Commitments
Summarized in the table and text below are our obligations and commitments to make future payments under long-term debt obligations, lease obligations, purchase obligations and tax obligations as of December 31, 2018.

	Payments Due by Period
(in millions)	Total	2019	2020	2021	2022	2023	Uncertain Timeframe	Thereafter
Long-term debt obligations, gross	$5,382	$31	$801	$810	$767	$604	$—	$2,369
Lease obligations	722	131	120	112	101	54	—	204
Purchase obligations*	124	92	16	12	3	1	—	—
Tax obligations	76	11	—	—	—	—	65	—
Total contractual obligations	$6,304	$265	$937	$934	$871	$659	$65	$2,573
*Amounts included represent firm, non-cancelable commitments.
Lease Obligations:  We lease certain office, factory and warehouse space, land, and other equipment, principally under non-cancelable operating leases. Our future minimum lease obligations, net of minimum sublease rentals, totaled $722 million. Rental expense, net of sublease income, was $108 million in 2018, $94 million in 2017, and $84 million in 2016.
Purchase Obligations:  During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. We had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2023. The total payments expected to be made under these agreements are $124 million, of which $113 million relate to take-or-pay obligations from arrangements with suppliers for the sourcing of inventory supplies and materials. We do not anticipate the cancellation of any of our take or pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
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
Commitments Under Other Long-Term Agreements:  We have entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers which are not "take-or-pay" in nature. Most of the agreements extend for periods of one to three years (three to five years for software). Generally, these agreements do not obligate us to make any purchases, and many permit us to terminate the agreement with advance notice (usually ranging from 60 to 180 days). If we were to terminate these agreements, we generally would be liable for certain termination charges, typically based on work performed and supplier on-hand inventory and raw materials attributable to canceled orders. Our liability would only arise in the event we terminate the agreements for reasons other than “cause.”
We outsource certain corporate functions, such as benefit administration and information technology-related services, under third-party contracts, the longest of which is expected to expire in 2023. Our remaining payments under these contracts are approximately $114 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in penalties substantially less than the remaining annual contract payments. We would also be required to find another source for these services, including the possibility of performing them in-house.
As is customary in bidding for and completing certain projects and pursuant to a practice we have followed for many years, we have a number of performance bonds, bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects with our government customers. These Performance Bonds normally have maturities of multiple years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy certain requirements under a contract. Typically, a customer can draw on the Performance Bond only if we do not fulfill all terms of a project contract. If such an occasion occurred, we would be obligated to reimburse the institution that issued the Performance Bond for the amounts paid. In our long history, it has been rare for us to have a Performance Bond drawn upon. At December 31, 2018, outstanding Performance Bonds totaled approximately $2.5 billion, compared to $2.4 billion at December 31, 2017. Any future disruptions, uncertainty, or volatility in bank, insurance or capital markets, or a change in our credit ratings could adversely affect our ability to obtain Performance Bonds and may result in higher funding costs to obtain such Performance Bonds.
Off-Balance Sheet Arrangements:  At December 31, 2018, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties as described in Note 11 to the consolidated financial statements and our obligation to settle the embedded conversion option under the Senior Convertible Notes described in Note 4 to the consolidated financial statements.
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
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $62 million at December 31, 2018, compared to $93 million at December 31, 2017.

Outstanding Long-Term Receivables:  We had non-current long-term receivables of $24 million at December 31, 2018, compared to $19 million at December 31, 2017. There were no allowances for losses in 2018 and 2017. These long-term receivables are generally interest bearing, with interest rates ranging from 0% to 8.46%.
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
Revenue Recognition
We enter into arrangements which consist of multiple promises to our customers. We evaluate whether the promised goods and services are distinct or a series of distinct goods or services. Where contracts contain multiple performance obligations, we generally allocate the total estimated consideration to each performance obligation based on applying an estimated selling price (“ESP”) as our best estimate of standalone selling price. We determine ESP by: (i) collecting all reasonably available data points including sales, cost and margin analyses of the product or services, and other inputs based on our normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points, when appropriate, based on major product or service, type of customer, geographic market, and sales volume.
We account for certain system contracts on an over-time basis, electing an input method of estimated costs as a measure of performance completed. The selection of the measurement of progress using estimated costs was based on a thorough consideration of alternatives of various output and input measures, including contract milestones and labor hours. However, we have determined that other input and output measures are not an appropriate measure of progress as they do not accurately align with the transfer of control on our customized systems. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
For system contracts accounted for over time using estimated costs as a measure of performance completed, we rely on estimates around the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. We have a standard and disciplined quarterly process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of work to be performed, the availability and cost of materials, and performance by subcontractors, among other variables. Based on this analysis, any quarterly adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. Adjustments to Estimated Costs at Completion were not significant to operating earnings for the years 2018, 2017, and 2016. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
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

We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost and the net retirement health care expense. Our investment return assumption for the U.S. Pension Benefit Plans was 6.95% in both 2018 and 2017. Our investment return assumption for the Postretirement Health Care Benefits Plan was 7.00% in both 2018 and 2017. Our weighted average investment return assumption for the Non-U.S. Plans was 5.18% in 2018 and 5.20% in 2017. At December 31, 2018, the pension plans, including the U.S. Pension Benefit Plans and Non-U.S. Plans investment portfolios were comprised of approximately 28% equity investments, while the Postretirement Health Care Benefits Plan was all comprised of approximately 31% equity investments.
A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and Postretirement Health Care Benefits Plan reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. Pension Benefit Plan obligations were 4.47% and 3.79% at December 2018 and 2017, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 2.67% and 2.34% at December 2018 and 2017, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 4.29% and 3.62% at December 31, 2018 and 2017, respectively.
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant. As such, depending on the specific plan, we amortize gains and losses over periods ranging from ten to thirty-one years. Prior service costs are being amortized over periods ranging from two to five years. Benefits under all pension plans are valued based on the projected unit credit cost method.
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
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Products and Systems Integration and Services and Software segments are comprised of three and two reporting units, respectively. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal years 2018, 2017, and 2016, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
Valuation of Deferred Tax Assets and Liabilities
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management makes assumptions, judgments and estimates to determine our current and deferred tax provision and also the deferred tax assets and liabilities. We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available positive and negative evidence.
Our assumptions, judgments and estimates for computing the income tax provision takes into account current tax laws, our interpretation of current tax law and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We believe such estimates to be reasonable; however, the final determination of any of the audits could significantly impact the amounts provided for income taxes in our financial statements.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements.” The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The ASU is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We will adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides for a number of optional practical expedients in transition. We will elect the practical expedients, which permit us to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We do not expect to elect the "use-of hindsight" practical expedient to determine the lease term or in assessing the likelihood that a lease purchase option will be exercised.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all leases.
We are continuing to assess the impact of the ASU on our consolidated financial statements, required disclosures, and changes to internal controls. Based on the work completed, we expect to recognize additional operating lease liabilities ranging from $600 million to $650 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments determined under current leasing standards for existing operating leases less accumulated impairment losses.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. The ASU is effective for us on January 1, 2021 with early adoption permitted. The ASU requires a retrospective adoption method. We do not believe the ASU will have a material impact on our financial statement disclosures.
Recently Adopted Accounting Pronouncements
We early adopted ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" on December 1, 2018, using the modified retrospective method of adoption. The ASU requires a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for the previously recorded ineffectiveness included in retained earnings related to existing net investment hedges as of the date of adoption. We did not record a cumulative effect adjustment to retained earnings as no net investment hedges existed as of the ASU adoption date. New hedging relationships entered after the adoption date have been presented in the financial statements using the guidance of the ASU. There were no material changes to our financial statements from the adoption of the ASU.
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
We adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. We have restated our comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of our net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. We reclassified $75 million of benefits, $2 million of expense, and $19 million of benefits in the years ended December 31, 2018, 2017 and 2016, respectively.
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
We have retained much of the same accounting treatment used to recognize revenue under ASC 606 as under accounting standards in effect in prior periods. Revenue on a significant portion of our Systems and Systems Integration contracts continues to be recognized under percentage of completion accounting, applying a cost-to-cost method. Services contracts continue to be recognized ratably over relevant contract terms as we stand ready to perform. Finally, revenue on equipment sales continues to be recognized based on delivery terms as aligned with the transfer of control.
Under the new standard, we identified distinct promises to transfer goods and services within our contracts. For system contracts that are recognized under percentage of completion accounting, we have considered the factors used to determine whether promises made in the contract are distinct and determined that devices and accessories represent distinct goods. Accordingly, adoption of the new standard impacts our system contracts, with the result being revenue recognized earlier as control of devices and accessories transfers to the customer at a point in time rather than over time. For the remaining promised goods and services within our system contracts, we continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control to the customer over time.
Under the new standard, revenue recognition for software sales is accelerated based on when control of software licenses and related support services are transferred to the customer. Amounts deferred under previous software accounting rules due to lack of vendor-specific objective evidence have been recognized as an adjustment through opening retained earnings.
Historically, we presented transactions that involved a third-party sales representative on a net basis. After considering the control concept and the remaining three indicators of gross presentation under the new standard, we have determined that we are the principal in contracts that involve a third-party sales representative. Thus, under the new standard, we present associated revenues on a gross basis, with the affect being an equal increase to selling, general and administrative expenses for our cost of third-party commissions.
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
The new standard clarified the definition of a receivable and requires us to present our net position in a contract with a customer on the balance sheet. The position is presented as either a receivable, contract asset, or a contract liability. Under the new definition, accounts receivable are unconditional rights to consideration from a customer. Contract assets represent rights to consideration from a customer in exchange for transferred goods and services that are conditional on events other than the passage of time. Contract liabilities represent obligations to transfer goods and services for which we have received, or are due, consideration from a customer. We reclassified our customer positions to align with the new definitions and presentation guidance. Accordingly, Unbilled accounts receivable and Costs and earnings in excess of billings have been reclassified from Accounts receivable and Other current assets, respectively, and are presented as Contract assets. Accounts receivable which are not due from customers have been reclassified into Other current assets. Deferred revenue, Billings in excess of costs and earnings, and Customer downpayments have been reclassified from Accrued liabilities and are presented as Contract liabilities. Non-current deferred revenue has been reclassified from Deferred revenue to Non-current contract liabilities within Other liabilities.
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for new products, (c) customer spending, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) competitive position and our ability to maintain a leadership position in our core products, (g) increased competition, (h) the impact of regulatory matters, (i) the impact from the allocation and regulation of spectrum, particularly with respect to broadband spectrum, (j) the firmness of each segment's backlog, (k) the competitiveness of the patent portfolio, (l) the impact of research and development, (m) the availability of materials and components, energy supplies and labor, and (n) the seasonality of the business; (2) “Properties,” about the sufficiency of our manufacturing capacity and the consequences of a disruption in manufacturing; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis,” about: (a) the impact of acquisitions on our business, (b) market growth/contraction, demand, spending and resulting opportunities, (c) the impact of foreign exchange rate fluctuations, (d) our continued ability to reduce our operating expenses, (e) the growth of our Services and Software segment and the resulting impact on consolidated gross margin, (f) the increase in public safety LTE revenues, (g) the return of capital to shareholders through dividends and/or repurchasing shares, (h) our ability to invest in capital expenditures and R&D, (i) the success of our business strategy and portfolio, (j) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (k) our ability and cost to repatriate funds, (l) future cash contributions to pension plans or retiree health benefit plans, (m) the liquidity of our investments, (n) our ability and cost to access the capital markets, (o) our ability to borrow and the amount available under our credit facilities, (p) our ability to settle the principal amount of the Senior Convertible Notes in cash, (q) our ability and cost to obtain Performance Bonds, (r) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (s) expected payments pursuant to commitments under long-term agreements, (t) the ability to meet minimum purchase obligations, (u) our ability to sell accounts receivable and the terms and amounts of such sales, (v) the outcome and effect of ongoing and future legal proceedings, (w) the impact of the loss of key customers, (x) the expected effective tax rate and deductibility of certain items, and (y) the impact of the adoption of accounting pronouncements on our retained earnings; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2018, we have $5.3 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates. Interest on the $400 million Term Loan is variable and indexed to LIBOR. In addition, we have a subsidiary that has variable interest loans denominated in Chilean Peso.
Foreign Currency Risk
We are exposed to foreign currency risk as a result of buying and selling in various currencies, our net investments in foreign entities, and monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. We use financial instruments to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure.
Our strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows, net investments or monetary assets and liabilities based on our assessment of risk. We enter into derivative contracts for some of our non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. We typically use forward contracts and options to hedge these currency exposures. In addition, we enter into derivative contracts for some forecasted transactions or net investments in some of our overseas entities, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of our exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2018, we had outstanding foreign exchange contracts totaling $819 million, compared to $507 million outstanding at December 31, 2017. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2018 and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	2018	2017
British Pound	$139	$72
Euro	89	149
Australian Dollar	(105)	(64)
Chinese Renminbi	(55)	(73)
Brazilian Real	(41)	(45)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of currency forward contracts. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates, from current levels, would reduce the value of those monetary assets and liabilities by approximately $57 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions. The foreign exchange financial instruments are held for purposes other than trading.

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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Motorola Solutions, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers”.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 1959.
Chicago, Illinois
February 15, 2019

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2018	2017	2016
Net sales from products	$4,463	$3,772	$3,649
Net sales from services	2,880	2,608	2,389
Net sales	7,343	6,380	6,038
Costs of products sales	2,035	1,686	1,649
Costs of services sales	1,828	1,670	1,520
Costs of sales	3,863	3,356	3,169
Gross margin	3,480	3,024	2,869
Selling, general and administrative expenses	1,254	1,025	1,044
Research and development expenditures	637	568	553
Other charges	334	147	224
Operating earnings	1,255	1,284	1,048
Other income (expense):
Interest expense, net	(222)	(201)	(205)
Gains (losses) on sales of investments and businesses, net	16	3	(6)
Other	53	(10)	7
Total other expense	(153)	(208)	(204)
Net earnings before income taxes	1,102	1,076	844
Income tax expense	133	1,227	282
Net earnings (loss)	969	(151)	562
Less: Earnings attributable to noncontrolling interests	3	4	2
Net earnings (loss) attributable to Motorola Solutions, Inc.	$966	$(155)	$560
Earnings (loss) per common share:
Basic:	$5.95	$(0.95)	$3.30
Diluted:	5.62	(0.95)	3.24
Weighted average common shares outstanding:
Basic	162.4	162.9	169.6
Diluted	172.0	162.9	173.1
Dividends declared per share	$2.13	$1.93	$1.70
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2018	2017	2016
Net earnings (loss)	$969	$(151)	$562
Other comprehensive income (loss), net of tax (Note 3):
Foreign currency translation adjustments	(91)	141	(228)
Marketable securities	(6)	6	3
Defined benefit plans	(106)	(392)	(226)
Total other comprehensive loss, net of tax	(203)	(245)	(451)
Comprehensive income (loss)	766	(396)	111
Less: Earnings attributable to noncontrolling interest	3	4	2
Comprehensive income (loss) attributable to Motorola Solutions, Inc. common shareholders	$763	$(400)	$109
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2018	2017
ASSETS
Cash and cash equivalents	$1,246	$1,205
Restricted cash	11	63
Total cash and cash equivalents	1,257	1,268
Accounts receivable, net	1,293	1,523
Contract assets	1,012	—
Inventories, net	356	327
Other current assets	354	832
Total current assets	4,272	3,950
Property, plant and equipment, net	895	856
Investments	169	247
Deferred income taxes	985	1,023
Goodwill	1,514	938
Intangible assets, net	1,230	861
Other assets	344	333
Total assets	$9,409	$8,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$31	$52
Accounts payable	592	593
Contract liabilities	1,263	—
Accrued liabilities	1,210	2,286
Total current liabilities	3,096	2,931
Long-term debt	5,289	4,419
Other liabilities	2,300	2,585
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/18—164.0; 12/31/17—161.6
Outstanding shares: 12/31/18—163.5; 12/31/17—161.2
Additional paid-in capital	419	351
Retained earnings	1,051	467
Accumulated other comprehensive loss	(2,765)	(2,562)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,293)	(1,742)
Noncontrolling interests	17	15
Total stockholders’ equity (deficit)	(1,276)	(1,727)
Total liabilities and stockholders’ equity	$9,409	$8,208
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2016	174.5	$44	$(1,866)	$1,716	$10
Net earnings				560	2
Other comprehensive loss			(451)
Issuance of common stock and stock options exercised	3.0	93
Share repurchase program	(12.0)			(842)
Share-based compensation expense		68
Dividends declared				(286)
Balance as of December 31, 2016	165.5	$205	$(2,317)	$1,148	$12
Net earnings				(155)	4
Other comprehensive income			25
Issuance of common stock and stock options exercised	1.8	82
Share repurchase program	(5.7)			(483)
Reclassification of stranded tax effects			(270)	270
Share-based compensation expense		66
Dividends paid to noncontrolling interest in subsidiary common stock					(1)
Dividends declared				(313)
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				966	3
Other comprehensive loss			(203)
Issuance of common stock and stock options exercised	3.6	168
Share repurchase program	(1.2)			(132)
ASU 2016-16 modified retrospective adoption				(31)
Share-based compensation expense		73
ASU 2014-09 modified retrospective adoption				127
Dividends paid to noncontrolling interest in subsidiary common stock					(1)
Dividends declared				(346)
Repurchase of senior convertible notes		(173)
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2018	2017	2016
Operating
Net earnings (loss) attributable to Motorola Solutions, Inc.	$966	$(155)	$560
Earnings attributable to noncontrolling interests	3	4	2
Net earnings (loss)	969	(151)	562
Adjustments to reconcile Net earnings (loss) to Net cash provided by operating activities:
Depreciation and amortization	360	343	295
Non-cash other charges	56	32	54
Non-U.S. pension settlement loss	—	48	26
Share-based compensation expense	73	66	68
Loss (gains) on sales of investments and businesses, net	(16)	(3)	6
Loss (gain) from the extinguishment of long term debt	(6)	—	2
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	62	(60)	(6)
Inventories	71	(46)	6
Other current assets and contract assets	(251)	(99)	(185)
Accounts payable, accrued liabilities, and contract liabilities	271	160	241
Other assets and liabilities	(523)	(44)	(117)
Deferred income taxes	9	1,100	213
Net cash provided by operating activities	1,075	1,346	1,165
Investing
Acquisitions and investments, net	(1,164)	(404)	(1,474)
Proceeds from sales of investments	95	183	670
Capital expenditures	(197)	(227)	(271)
Proceeds from sales of property, plant and equipment	—	—	73
Net cash used for investing activities	(1,266)	(448)	(1,002)
Financing
Repayment of debt	(723)	(21)	(686)
Net proceeds from issuance of debt	1,490	10	673
Issuance of common stock	168	82	93
Purchase of common stock	(132)	(483)	(842)
Settlement of conversion premium on convertible debt	(169)	—	—
Payment of dividends	(337)	(307)	(280)
Payment of dividends to non-controlling interest	(1)	(1)	—
Deferred acquisition costs	(76)	(2)	—
Net cash provided by (used for) financing activities	220	(722)	(1,042)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(40)	62	(71)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11)	238	(950)
Cash, cash equivalents, and restricted cash, beginning of period	1,268	1,030	1,980
Cash, cash equivalents, and restricted cash, end of period	$1,257	$1,268	$1,030
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$204	$176	$191
Income and withholding taxes, net of refunds	119	122	66
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
The consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
Revenue Recognition: Net sales consist of a wide range of goods and services including the delivery of devices, systems and system integration and a full set of software and service offerings. The Company recognizes revenues when, or as, it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods and services. Refer to Note 2 for further discussion of the Company’s accounting policies for revenue from contract with its customers.
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $11 million at December 31, 2018 and $63 million at December 31, 2017.
Investments: Investments in debt securities classified as available-for-sale are carried at fair value with changes in fair value recorded in other comprehensive income. Certain investments are accounted for using the equity method if the Company has significant influence over the issuing entity.
The Company assesses declines in the fair value of debt securities and equity method investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. Other-than-temporary impairments of investments are recorded to Other within Other income (expense) in the Company’s Consolidated Statements of Operations in the period in which they become impaired.
Equity securities with readily determinable fair values are carried at fair value with changes in fair value recorded in Other within Other income (expense). Equity securities without readily determinable fair values are carried at cost, less impairments, if any, and adjusted for observable price changes for the identical or a similar investment of the same issuer. The Company performs a qualitative impairment assessment to determine if such investments are impaired. The qualitative assessment considers all available information, including declines in the financial performance of the issuing entity, the issuing entity’s operating environment, and general market conditions. Impairments of equity securities without readily determinable fair values are recorded in Other within Other income (expense).
Inventories: Inventories are valued at the lower of average cost (which approximates cost on a first-in, first-out basis) or net realizable value.
Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis, based on the estimated useful lives of the assets (leasehold improvements, five to twenty years; machinery and equipment, two to ten years) and commences once the assets are ready for their intended use. When certain events or changes in operating conditions occur, useful lives of the assets may be adjusted or an impairment assessment may be performed on the recoverability of the carrying value.
Goodwill and Intangible Assets: Goodwill is assessed for impairment at least annually at the reporting unit, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value level. The Company performs its annual assessment of goodwill for impairment in the fourth quarter of each fiscal year, typically through a qualitative assessment. Indicators of impairment include: (i) macroeconomic conditions, (ii) industry and market conditions, (iii) cost factors, including product and SG&A costs, (iv) overall financial performance of the Company, (v) changes in share price, and (vi) other relevant company-specific events. If it’s determined that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the Company will perform the first step of the impairment process, which compares the fair value of the reporting unit to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from one to twenty years. The Company has no intangible assets with indefinite useful lives.
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
Environmental Liabilities: The Company maintains a liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) incurred by a legacy business. It is the Company’s policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. When the timing and amount of the future cash payments are fixed or reliably determinable, the Company discounts the future cash flows used in estimating the accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is included in the “Accrued liabilities” statement line and the non-current portion is included in the “Other liabilities” statement line within the Company’s Consolidated Balance Sheet.
Foreign Currency: Certain non-U.S. operations within the Company use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheet. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s Consolidated Statements of Operations.
Derivative Instruments: Gains and losses on hedging instruments that do not qualify for hedge accounting are recorded immediately in Other income (expense) within the Consolidated Statements of Operations. Gains and losses pertaining to instruments designated as net investment hedges that qualify for hedge accounting are recognized as a component of Accumulated other comprehensive income (loss). Components excluded from the assessment of hedge ineffectiveness in net investment hedges are included in Accumulated other comprehensive income (loss) at their initial value and amortized into Interest expense, net on a straight-line basis.
Earnings Per Share: The Company calculates its basic earnings (loss) per share based on the weighted-average number of common shares issued and outstanding. Net earnings (loss) attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) attributable to Motorola Solutions, Inc. by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for net earnings attributable to Motorola Solutions, Inc. for all periods presented.
Share-Based Compensation Costs: The Company grants share-based compensation awards and offers an employee stock purchase plan. The amount of compensation cost for these share-based awards is generally measured based on the fair value of the awards as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair values of stock options and stock appreciation rights are generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Performance-based stock options, performance-contingent stock options, and market stock units vest based on market conditions and are therefore measured under a Monte Carlo simulation in order to simulate a range of possible future unit prices for Motorola Solutions over the performance period. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.
Defined Benefit Plans: The Company records annual expenses relating to its defined benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized either over the average service life or over the average remaining lifetime of the participants, depending on the number of active employees in the plan. The funded status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company’s Consolidated Balance Sheets using a December 31 measurement date.
Recent Acquisitions
On January 7, 2019, the Company announced that it acquired VaaS International Holdings ("VaaS"), a company that is a leading global provider of data and image analytics for vehicle location for a purchase price of $445 million. This acquisition expands the Company's command center software portfolio.
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million.
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million. This acquisition expands the Company's software portfolio in the command center with additional solutions for Next Generation 9-1-1.
On August 28, 2017, the Company completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk for commercial customers, for a purchase price of $225 million.
On March 13, 2017, the Company completed the acquisition of Interexport, a managed service provider of communications systems to public safety and commercial customers in Chile, for a purchase price of $98 billion Chilean pesos, or approximately $147 million.
On November 10, 2016, the Company completed the acquisition of Spillman Technologies ("Spillman"), a provider of comprehensive law enforcement and public safety software solutions, for a purchase price of $221 million. The acquisition expands the Company's command center software and services portfolio and enables it to offer a full suite of solutions to a broader customer base.
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
Recent Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements.” The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The ASU is effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company will adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides for a number of optional practical expedients in transition. The Company will elect the practical expedients, which permits the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company does not expect to elect the "use-of hindsight" practical expedient to determine the lease term or in assessing the likelihood that a lease purchase option will be exercised.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, The Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all leases.

The Company is continuing to assess the impact of the ASU on its consolidated financial statements, required disclosures, and changes to internal controls. Based on the preliminary work completed, the Company expects to recognize additional operating lease liabilities ranging from $600 million to $650 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments determined under current leasing standards for existing operating leases less accumulated impairment losses.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. The ASU is effective for the Company on January 1, 2021 with early adoption permitted. The ASU requires a retrospective adoption method. The Company does not believe the ASU will have a material impact on its financial statement disclosures.
Recently Adopted Accounting Pronouncements: The Company early adopted ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" on December 1, 2018, using the modified retrospective method of adoption. The ASU requires a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption for the previously recorded ineffectiveness included in retained earnings related to existing net investment hedges as of the date of adoption. The Company did not record a cumulative effect adjustment to retained earnings as no net investment hedges existed as of the ASU adoption date. New hedging relationships entered after the adoption date have been presented in the financial statements using the guidance of the ASU. There were no material changes to the Company’s financial statements from the adoption of the ASU.
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
The Company adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018 using the retrospective method of adoption. The amendments in the ASU require that an employer disaggregate the service cost component from the other components of net periodic cost (benefit) and report that component in the same line item as other compensation costs arising from services rendered by employees during the period. The other components of net periodic cost (benefit) are required to be presented in the statement of operations separately from the service cost component and outside of operating earnings. The Company has restated its comparative period results to reflect the application of the presentation guidance of the ASU. As a result of the ASU, the presentation of net periodic cost (benefit) has been updated to classify all components of the Company’s net periodic benefit, with the exception of the service cost component, within Other in Other income (expense) on the statement of operations. The Company reclassified $75 million of benefits, $2 million of expense, and $19 million of benefits in the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company has retained much of the same accounting treatment used to recognize revenue under ASC 606 as under accounting standards in effect in prior periods. Revenue on a significant portion of its Systems and Systems Integration contracts continues to be recognized under percentage of completion accounting, applying a cost-to-cost method. Services contracts continue to be recognized ratably over relevant contract terms as the Company stands ready to perform. Finally, revenue on equipment sales continues to be recognized based on delivery terms as aligned with the transfer of control.
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
The cumulative effect of the changes made to our consolidated opening balance sheet as of January 1, 2018 due to the modified retrospective method of adoption of ASC 606 is as follows:
Balance Sheet (Selected captions)

(In millions)	December 31, 2017	Reclassification of Contract Assets	Reclassification of Non-customer receivables	Reclassification of Contract Liabilities	Impact of Adoption on Open Contracts	January 1, 2018
						(Unaudited)
ASSETS
Accounts receivable, net	$1,523	$(297)	$(24)	$—	$(4)	$1,198
Contract assets	—	846	—	—	85	931
Inventories, net	327	—	—	—	1	328
Other current assets	832	(549)	24	—	(23)	284
Deferred income taxes	1,023	—	—	—	(41)	982
Other assets	333	—	—	—	85	418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Contract liabilities	$—	$—	$—	$1,099	$(17)	$1,082
Accrued liabilities	2,286	—	—	(1,099)	—	1,187
Other liabilities	2,585	—	—	—	(7)	2,578
Stockholders’ Equity
Retained earnings	467	—	—	—	127	594

The impact of the adoption of ASC 606 to the consolidated financial statements for the year ended December 31, 2018 is as follows:
Statements of Operations (Selected captions)

	Year Ended
(In millions)	December 31, 2018	Adjustments due to ASC 606	December 31, 2018 Balances Under ASC 605
Net sales	$7,343	$(83)	$7,260
Gross margin	3,480	(82)	3,398
Selling, general and administrative expenses	1,254	(64)	1,190
Operating earnings	1,255	(18)	1,237
Net earnings before income taxes	1,102	(18)	1,084
Net earnings attributable to Motorola Solutions Inc.	966	(18)	948

Balance Sheet (Selected captions)

(In millions)	December 31, 2018	Adjustments due to ASC 606	December 31, 2018 Balances Under ASC 605
ASSETS
Accounts receivable, net	$1,293	$416	$1,709
Contract assets	1,012	(1,012)	—
Other current assets	354	531	885
Deferred income taxes	985	41	1,026
Other assets	344	(99)	245
LIABILITIES AND STOCKHOLDERS' EQUITY
Contract liabilities	$1,263	$(1,263)	$—
Accrued liabilities	1,210	1,275	2,485
Other liabilities	2,300	10	2,310
Stockholders’ Equity
Retained earnings	1,051	(145)	906

There is no impact to the Consolidated Statements of Comprehensive Income (Loss) or the Statements of Cash Flows, with the exception of changes to Net earnings and changes within assets and liabilities as presented on the Consolidated Balance Sheet and disclosed above.
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
3.Determine the transaction price: The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. In determining the transaction price, the Company considers the following components: (i) variable consideration, (ii) significant financing, (iii) non-cash consideration, and (iv) consideration payable to a customer.
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

Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the year ended December 31, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

(in millions)	Products and Systems Integration	Services and Software
Regions
Americas	$3,743	$1,320
EMEA	845	755
Asia Pacific	512	168
Total	$5,100	$2,243

Major Products and Services
Devices	$3,216	$—
Systems and Systems Integration	1,884	—
Services	—	1,815
Software	—	428
Total	$5,100	$2,243

Customer Type
Direct	$3,317	$2,134
Indirect	1,783	109
Total	$5,100	$2,243

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
Devices: Devices includes two-way portable and vehicle-mounted radios, accessories, software features, and upgrades. Devices also includes video cameras sold by Avigilon. Devices are considered capable of being distinct and distinct within the context of our contracts. Revenue is recognized upon the transfer of control of the devices to the customer at a point in time, typically consistent with delivery under the applicable shipping terms. Devices are sold by both the direct sales force and through reseller partners. Revenue is generally recognized upon transfer of devices to reseller partners, rather than the end-customer, except for limited consignment arrangements. Provisions for returns and reseller discounts are made on a portfolio basis using historical data.
Systems and Systems Integration: Systems and Systems Integration include customized radio network, video solutions and implementation, optimization, and integration of networks, devices, software, and applications. Radio network includes the aggregation of promises to the customer to provide the radio network core and central processing software, base stations, consoles, and repeaters. These individual promises are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The radio network represents a distinct performance obligation for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Systems and Systems Integration revenue is recognized over an average duration of approximately one to two years.
Systems also include Avigilon security and video solutions including: video analytics, network video management hardware and software, and access control solutions, which are capable of being distinct and distinct in the context of the contract. Avigilon security and video solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Provisions for returns are determined on a portfolio basis using historical data. Revenue is recognized upon the transfer of control of the video solution to the reseller partners, typically upon shipment.
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
Services: Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include: monitoring, software updates and cybersecurity services. Managed service offerings range from partial to full operation of customer or Motorola Solutions-owned networks. Services are provided across all radio network technologies. Services are both distinct and capable of being distinct in the context of the contract, representing a series of recurring services that the Company stands ready to perform over the contract term. Since services contracts typically allow for customers to terminate for convenience or for non-appropriations of fiscal funding, the contract term is generally considered to be limited to a monthly or annual basis, subject to customer renewal. While contracts with customers are typically fixed fee, certain managed services contracts may be subject to variable consideration related to the achievement of service level agreement performance measurements. The Company has not historically paid significant penalties under service level agreements, and accordingly, it does not constrain its contract price. Certain contracts may also contain variable consideration driven by the number of users. Revenue is typically recognized on services over time as a series of services performed over the contract term on a straight-line basis.
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
Significant Judgments
The Company enters into arrangements which consist of multiple promises to our customers. The Company evaluates whether the promised goods and services are distinct or a series of distinct goods or services. Where contracts contain multiple performance obligations, the Company generally allocates the total estimated consideration to each performance obligation based on applying an estimated selling price (“ESP”) as our best estimate of standalone selling price. The Company determines ESP by: (i) collecting all reasonably available data points including sales, cost and margin analyses of the product or services, and other inputs based on its normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points, when appropriate, based on major product or service, type of customer, geographic market, and sales volume.
The Company accounts for certain system contracts on an over-time basis, electing an input method of estimated costs as a measure of performance completed. The selection of the measurement of progress using estimated costs was based on a thorough consideration of alternatives of various output and input measures, including contract milestones and labor hours. However, the Company has determined that other input and output measures are not an appropriate measure of progress as they do not accurately align with the transfer of control on its customized systems. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
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
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of December 31, 2018 is $7.2 billion. A total of $3.2 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.7 billion is expected to be recognized in the next 12 months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.0 billion is from Services and Software performance obligations that are not yet satisfied as of December 31, 2018. The determination of Services and Software performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's Services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.2 billion from unsatisfied Services and Software performance obligations over the next 12 months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(in millions)	December 31, 2018	January 1, 2018
Receivables	$1,293	$1,198
Contract assets	1,012	931
Contract liabilities	1,263	1,082
Non-current contract liabilities	214	162
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
Revenue recognized during the year ended December 31, 2018 which was previously included in Contract liabilities as of January 1, 2018 was $836 million. Revenue of $15 million was reversed during the year ended December 31, 2018 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts.
There have been no material impairment losses recognized on contract assets during the year ended December 31, 2018.

Contract Cost Balances

(in millions)	December 31, 2018	January 1, 2018
Current contract cost assets	$30	$62
Non-current contract cost assets	98	85
Contract cost assets represent incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one to four years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $44 million for the year ended December 31, 2018.

3.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31	2018	2017	2016
Other charges (income):
Intangibles amortization (Note 14)	$188	$151	$113
Reorganization of businesses (Note 13)	61	33	77
Loss (gain) on legal settlements	3	(1)	—
Asset impairments	1	10	21
Environmental reserve expense	57	—	—
Gain on the recovery of financial receivables	—	(47)	—
Acquisition-related transaction fees	24	1	13
	$334	$147	$224
During the year ended December 31, 2018, the Company became aware of additional remediation requirements for the Superfund site, resulting in a charge of $57 million primarily due to: (i) changes in the expected timeline of the remediation activities to 30 years and (ii) additional costs for further remediation efforts, increasing the reserve to $107 million. The current portion of the estimated environmental liability is included in the “Accrued liabilities” statement line and the non-current portion is included in the “Other liabilities” statement line within the Company's Consolidated Balance Sheet.
During the year ended December 31, 2018, the Company expensed $24 million of acquisition-related transaction fees related to the acquisitions of Avigilon, Plant, and VaaS compared to $1 million during the year ended December 31, 2017, and $13 million during the year ended December 31, 2016 related to the acquisition of Airwave.
During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recognized $1 million, $10 million and $21 million, respectively, of asset impairments. During the years ended December 31, 2017 and December 31, 2016, the impairments were primarily related to building impairments from the sale of various corporate and manufacturing facilities.
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

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31	2018	2017	2016
Interest expense, net:
Interest expense	$(240)	$(215)	$(225)
Interest income	18	14	20
	$(222)	$(201)	$(205)
Other:
Net periodic pension and postretirement benefit (Note 7)	$75	$46	$45
Non-U.S. pension settlement loss (Note 7)	—	(48)	(26)
Gain (loss) from the extinguishment of long-term debt (Note 4)	6	—	(2)
Investment impairments	(5)	—	(4)
Foreign currency gain (loss)	(24)	(31)	46
Gain (loss) on derivative instruments	(14)	15	(56)
Gains on equity method investments	1	1	5
Fair value adjustments to equity investments	11	—	—
Realized foreign currency loss on acquisition	—	—	(10)
Other	3	7	9
	$53	$(10)	$7
During the year ended December 31, 2018, the Company recognized a foreign currency loss of $24 million, primarily driven by the Brazilian real, the Australian dollar and the Argentinian peso. In addition, the Company recognized a $14 million loss on derivative instruments related to foreign currency derivatives put in place to minimize the exposure to the Canadian dollar related to the purchase of Avigilon as well as $5 million of impairments on strategic investments. These losses were offset by an $11 million gain related to an increase in the fair value of common stock held in a strategic investment.
During the year ended December 31, 2017, the Company recognized a foreign currency loss of $31 million, primarily driven by the Euro and British pound, partially offset by a gain of $15 million, on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
During the year ended December 31, 2016, the Company recognized foreign currency gain of $46 million, primarily driven by the British pound, offset by a loss of $56 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations. The Company also realized a $10 million foreign currency loss on currency purchased and held in anticipation of the acquisition of Airwave during the year ended December 31, 2016.
Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Net Earnings (loss)
Years ended December 31	2018	2017	2016
Basic earnings per common share:
Earnings (loss)	$966	$(155)	$560
Weighted average common shares outstanding	162.4	162.9	169.6
Per share amount	$5.95	$(0.95)	$3.30
Diluted earnings per common share:
Earnings (loss)	$966	$(155)	$560
Weighted average common shares outstanding	162.4	162.9	169.6
Add effect of dilutive securities:
Share-based awards	4.2	—	2.7
Senior Convertible Notes	5.4	—	0.8
Diluted weighted average common shares outstanding	172.0	162.9	173.1
Per share amount	$5.62	$(0.95)	$3.24

In the computation of diluted earnings per common share for the year ended December 31, 2018, the assumed exercise of 0.8 million options, including 0.6 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2017, the Company recorded a net loss and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive, including the assumed exercise of 8.7 million stock options, the assumed vesting of 1.4 million RSUs, and 3.1 million shares related to the Senior Convertible Notes. In the computation of diluted earnings per common share for the year ended December 31, 2016, the assumed exercise of 2.8 million stock options and the assumed vesting of 0.3 million RSUs, including 2.0 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
On August 25, 2015, the Company issued $1.0 billion of 2.0% Senior Convertible Notes which mature in September 2020 (the "Senior Convertible Notes"). The notes became fully convertible as of August 25, 2017. On September 5, 2018, the Company agreed with Silver Lake Partners to re-purchase $200 million principal of the convertible notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium. The Company paid the $369 million during the year ended December 31, 2018. In the event of an additional conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Since the Company’s intention is to settle the par value of the Senior Convertible Notes in cash upon conversion, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included in our computation of diluted earnings per share. The conversion price is adjusted for dividends declared through the date of settlement. Diluted earnings per share has been calculated based upon the amount by which the average stock price exceeds the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2018	2017
Accounts receivable	$1,344	$1,568
Less allowance for doubtful accounts	(51)	(45)
	$1,293	$1,523
During the year ended December 31, 2018, $297 million of Unbilled accounts receivable were reclassified to Contract assets and $24 million of non-customer miscellaneous receivables were reclassified to Other current assets as a result of the adoption of ASC 606.
Inventories, Net
Inventories, net, consist of the following:

December 31	2018	2017
Finished goods	$206	$178
Work-in-process and production materials	293	282
	499	460
Less inventory reserves	(143)	(133)
	$356	$327
Other Current Assets
Other current assets consist of the following:

December 31	2018	2017
Costs and earnings in excess of billings (Note 1)	$—	$549
Current contract cost assets (Note 2)	30	62
Tax-related refunds receivables and prepayments	138	90
Other	186	131
	$354	$832

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2018	2017
Land	$10	$11
Leasehold improvements	362	316
Machinery and equipment	1,886	2,122
	2,258	2,449
Less accumulated depreciation	(1,363)	(1,593)
	$895	$856
Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $172 million, $192 million and $182 million, respectively.
Property, plant and equipment, net includes capital leases of $56 million, net of accumulated depreciation of $23 million, as of December 31, 2018.
Investments
Investments consist of the following:

December 31	2018	2017
Corporate bonds	$1	$2
Common stock	19	13
Strategic investments, at cost	62	78
Company-owned life insurance policies	75	141
Equity method investments	12	13
	$169	$247
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. The Company did not recognize any significant adjustments to the recorded cost basis during the year ended December 31, 2018.
The Company’s common stock portfolio reflects an investment in a publicly-traded company within the communications services sector and is valued utilizing active market prices for similar instruments. During the year ended December 31, 2018, the Company recognized $11 million in Other income (expense) related to an increase in the fair value of the investments.
Company-owned life insurance policies are recorded at their cash surrender value. During the year ended December 31, 2018, the Company withdrew $60 million of excess cash from its company-sponsored life insurance investments.
During the year ended December 31, 2018, Gains on the sale of investments and businesses were $16 million, compared to $3 million during the year ended December 31, 2017, and losses of $6 million during the year ended December 31, 2016. During the year ended December 31, 2018, the Company recorded investment impairment charges of $5 million, compared to $4 million during the year ended December 31, 2016, representing other-than-temporary declines in the value of the Company’s equity investment portfolio. There were no investment impairments recorded during the year ended December 31, 2017. Investment impairment charges are included in Other within Other income (expense) in the Company’s Consolidated Statements of Operations.
Other Assets
Other assets consist of the following:

December 31	2018	2017
Defined benefit plan assets	$135	$133
Tax receivable	39	101
Non-current contract cost assets (Note 2)	98	—
Other	72	99
	$344	$333

Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2018	2017
Deferred revenue (Note 1)	$—	$613
Compensation	324	273
Billings in excess of costs and earnings (Note 1)	—	428
Tax liabilities (Note 6)	111	107
Deferred consideration on Airwave acquisition (Note 14)	—	83
Dividend payable	93	84
Trade liabilities	185	151
Other	497	547
	$1,210	$2,286
The deferred consideration in conjunction with the acquisition of Airwave was paid during the fourth quarter of 2018.
Other Liabilities
Other liabilities consist of the following:

December 31	2018	2017
Defined benefit plans (Note 7)	$1,557	$2,019
Non-current contract liabilities (Note 2)	214	—
Deferred revenue (Note 1)	—	169
Unrecognized tax benefits (Note 6)	51	54
Deferred income taxes (Note 6)	201	115
Other	277	228
	$2,300	$2,585
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, the board of directors has authorized the Company to repurchase in the aggregate up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2018, the Company had used approximately $12.4 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
The Company's share repurchases, including transaction costs, for 2018, 2017, and 2016 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Aggregate Amount (in millions)
2018	1.2	$112.42	$132
2017	5.7	85.32	483
2016	12.0	70.28	842
Payment of Dividends:  On November 15, 2018, the Company announced that its board of directors approved an increase in the quarterly cash dividend from $0.52 per share to $0.57 per share of common stock. During the years ended December 31, 2018, 2017, and 2016 the Company paid $337 million, $307 million, and $280 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Consolidated Statements of Operations during the years ended December 31, 2018, 2017, and 2016:

	Years ended December 31
	2018	2017	2016
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(353)	$(494)	$(266)
Other comprehensive income (loss) before reclassification adjustment	(94)	133	(227)
Tax benefit (expense)	3	8	(1)
Other comprehensive income (loss), net of tax	(91)	141	(228)
Balance at end of period	$(444)	$(353)	$(494)
Available-for-Sale Securities:
Balance at beginning of period	$6	$—	$(3)
Other comprehensive income (loss) before reclassification adjustment	(8)	8	—
Tax benefit (expense)	2	(2)	—
Other comprehensive income (loss) before reclassification adjustment, net of tax	(6)	6	—
Reclassification adjustment into Losses (Gains) on sales of investments and businesses	—	—	5
Tax benefit	—	—	(2)
Reclassification adjustment into Net earnings, net of tax	—	—	3
Other comprehensive income (loss), net of tax	(6)	6	3
Balance at end of period	$—	$6	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,215)	$(1,823)	$(1,597)
Other comprehensive loss before reclassification adjustment	(200)	(260)	(368)
Tax benefit (expense)	46	(213)	98
Other comprehensive loss before reclassification adjustment, net of tax	(154)	(473)	(270)
Reclassification adjustment - Actuarial net losses into Other income (expense)	76	65	53
Reclassification adjustment - Prior service benefits into Other income (expense)	(15)	(18)	(27)
Reclassification adjustment - Non-U.S. pension settlement loss into Other income (expense)	—	48	26
Tax benefit	(13)	(14)	(8)
Reclassification adjustments into Net earnings, net of tax	48	81	44
Other comprehensive loss, net of tax	(106)	(392)	(226)
Balance at end of period	$(2,321)	$(2,215)	$(1,823)

Total Accumulated other comprehensive loss	$(2,765)	$(2,562)	$(2,317)
During the year ended December 31, 2017, the Company reclassified $270 million of stranded tax effects out of Accumulated other comprehensive loss and into Retained earnings. The stranded tax effects remained a component of Accumulated other comprehensive loss as a result of the remeasurement of our deferred tax assets related to our U.S. Pension Plans through the statement of operations, to the U.S. federal tax rate of 21%. As a result, stranded tax effects within Accumulated other comprehensive loss which would not be realized at the established historical tax rates have been adjusted through equity.

4.    Debt and Credit Facilities
Long-Term Debt

December 31	2018	2017
2.0% Senior Convertible Notes due 2020	$800	$1,000
Term Loan due 2021	399	—
3.5% senior notes due 2021	397	396
3.75% senior notes due 2022	748	747
3.5% senior notes due 2023	596	594
4.0% senior notes due 2024	591	590
6.5% debentures due 2025	118	118
7.5% debentures due 2025	346	346
4.6% senior notes due 2028	690	—
6.5% debentures due 2028	36	36
6.625% senior notes due 2037	54	54
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	91	91
Other long-term debt	62	108
	5,324	4,476
Adjustments for unamortized gains on interest rate swap terminations	(4)	(5)
Less: current portion	(31)	(52)
Long-term debt	$5,289	$4,419
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.0% Senior Convertible Notes which mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes are convertible based on a conversion rate of 14.8252, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.45 per share). The exercise price adjusts automatically for dividends. As of August 25, 2015, the Company recorded a long-term debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.4%, which was determined based on a review of relevant market data, the Company calculated the fair value of the debt liability to be $992 million, indicating an $8 million discount to be amortized over the expected life of the debt instrument. As of December 31, 2018, the remaining unamortized debt discount has been fully amortized as a component of interest expense.
On September 5, 2018, the Company agreed with Silver Lake Partners to repurchase $200 million in principal amount of the Senior Convertible Notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium. During the year ended December 31, 2018, the Company recorded a gain of $6 million from the extinguishment of the convertible debt. Of the $369 million paid to Silver Lake Partners, $169 million was paid during the third quarter of 2018 and the remaining $200 million was paid on October 15, 2018. The $200 million that was paid during the fourth quarter was from the additional $200 million issued on the outstanding 4.60% Senior notes due in 2028. The Company settled the issuance of these notes on October 5, 2018 and received net proceeds of $196 million. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of December 31, 2018 was $673 million. In the event of an additional conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. For the year ended December 31, 2018, total interest expense relating to both the contractual interest coupon and amortization of the debt discount was $20 million, compared to $23 million for the year December 31, 2017 and $24 million for the year ended December 31, 2016.
In February of 2018, the Company issued $500 million of 4.60% Senior notes due 2028. The Company recognized net proceeds of $497 million after debt issuance costs and debt discounts. These proceeds were then used to make a $500 million contribution to the Company's U.S. pension plan in the first quarter of 2018.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2019—$31 million; 2020—$801 million; 2021—$810 million; 2022—$767 million; and 2023—$604 million.
Credit Facilities
As of December 31, 2018, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022, which can be used for borrowing and letters of credit (the "2017 Motorola Solutions Credit Agreement"). As of March 31, 2018, the Company borrowed $400 million under the facility to complete the Avigilon acquisition which was re-paid by December 31, 2018. The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Inter-bank Offered Rate ("LIBOR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the

2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2018. No letters of credit were issued under the revolving credit facility as of December 31, 2018.
Also in conjunction with the Avigilon acquisition in the first quarter of 2018, the Company entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable, indexed to LIBOR, and paid monthly. The weighted average borrowing rates for amounts outstanding during the year ended December 31, 2018 was 3.47%. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
5.    Risk Management
Foreign Currency Risk
The Company is exposed to foreign currency risk as a result of buying and selling in various currencies, our net investments in foreign entities, and monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on exchange rate fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure.
The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against gains or losses on the underlying operational cash flows, net investments or monetary assets and liabilities based on the Company's assessment of risk. The Company enters into derivative contracts for some of its non-functional currency cash, receivables, and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company has entered into derivative contracts for some forecasted transactions or net investments in some of its overseas entities, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.
At December 31, 2018, the Company had outstanding foreign exchange contracts with notional amounts totaling $819 million, compared to $507 million outstanding at December 31, 2017. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2018 and the corresponding positions as of December 31, 2017:

	Notional Amount
Net Buy (Sell) by Currency	2018	2017
British Pound	$139	$72
Euro	89	149
Australian Dollar	(105)	(64)
Chinese Renminbi	(55)	(73)
Brazilian Real	(41)	(45)
During the year ended December 31, 2018, the Company entered into forward contracts to sell €85 million, that expire in December 2019 as well as to sell €10 million, that will expire in January 2020. The forward contracts have been designated as a net investment hedges which are in place to partially hedge the Company's Euro foreign currency exposure on its net investments in certain foreign subsidiaries that are Euro-denominated. The gains and losses on the Company's net investments in Euro-denominated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of the forward contracts designated as net investment hedges. Any changes in fair value of the net investment hedges are reflected as a component of Accumulated other comprehensive income (loss) with the exception of the excluded component which will be amortized on a straight-line basis to Interest expense, net.
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2018, all of the counterparties have investment grade credit ratings. As of December 31, 2018, the credit risk with all counterparties was approximately $5 million.

Derivative Financial Instruments
The following tables summarize the fair values and location in the Consolidated Balance Sheet of all derivative financial instruments held by the Company at December 31, 2018 and 2017:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2018	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$4	Accrued liabilities

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2017	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$3	Accrued liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$2	Accrued liabilities
Total derivatives	$5		$5
The following table summarizes the effect of derivatives designated as hedging instruments, for the years ended December 31, 2018, 2017 and 2016:

	December 31			Financial Statement Location
Gain (Loss) on Derivative Instruments	2018	2017	2016
Foreign exchange contracts	$—	$(3)	$—	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments, for the years ended December 31, 2018, 2017 and 2016:

	December 31			Financial Statement Location
Gain (Loss) on Derivative Instruments	2018	2017	2016
Interest agreements	$—	$—	$1	Other income (expense)
Foreign exchange contracts	(14)	15	(57)	Other income (expense)
Total derivatives	$(14)	$15	$(56)

6.     Income Taxes
Components of Income Tax Expense
Components of earnings (loss) before income taxes are as follows:

Years ended December 31	2018	2017	2016
United States	$980	$959	$651
Other nations	122	117	193
	$1,102	$1,076	$844

Components of income tax expense (benefit) are as follows:

Years ended December 31	2018	2017	2016
United States	$16	$43	$20
Other nations	88	75	31
States (U.S.)	20	9	18
Current income tax expense	124	127	69
United States	39	1,078	180
Other nations	(18)	(8)	36
States (U.S.)	(12)	30	(3)
Deferred income tax expense	9	1,100	213
Total income tax expense	$133	$1,227	$282
Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 21% and income tax expense (benefit) as reflected in the Consolidated Statements of Operations are as follows:

Years ended December 31	2018		2017		2016
Income tax expense at statutory rate	$231	21.0%	$377	35.0%	$295	35.0%
Non-U.S. tax expense (benefit) on non-U.S. earnings	7	0.6%	(28)	(2.6)%	(25)	(3.0)%
State income taxes, net of federal benefit	11	1.0%	39	3.6%	26	3.1%
Reserve for uncertain tax positions	2	0.2%	3	0.3%	(13)	(1.6)%
Other provisions	(1)	(0.1)%	3	0.3%	4	0.4%
Valuation allowances	(14)	(1.3)%	(8)	(0.7)%	(7)	(0.8)%
Section 199 deduction	—	—%	(18)	(1.7)%	(15)	(1.7)%
U.S. tax on undistributed non-U.S. earnings	6	0.5%	20	1.9%	25	3.0%
Stock compensation	(30)	(2.7)%	(14)	(1.3)%	(8)	(1.0)%
Loss on sale of investment	—	—%	(21)	(2.0)%	—	—%
U.S. tax reform	(79)	(7.2)%	874	81.2%	—	—%
	$133	12.0%	$1,227	114.0%	$282	33.4%
Income tax expense for the year ended December 31, 2018 was $133 million, a decrease of $1.1 billion, primarily driven by the following items: (i) the U.S. corporate income tax rate decrease from 35% to 21% as a result of the U.S. Tax Cuts and Jobs Act (the ”Tax Act”) enacted December 22, 2017, (ii) $874 million of non-recurring charges during the prior year related to the enactment of the Tax Act, and (iii) $79 million of non-recurring benefits during the current year as a result of changes to 2017 Tax Act enactment-date provisional amounts. The effective tax rate is below the current U.S. federal statutory rate of 21% primarily driven by a tax benefit due to the recognition of excess tax benefits of share-based compensation and tax benefits due to changes to 2017 Tax Act enactment-date provisional amounts.
Under the guidance in the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded provisional amounts for the impact of the Tax Act as of December 31, 2017, representing $874 million of incremental tax expense. Under the transitional provisions of SAB 118, the Company had a one-year measurement period to complete the accounting for the initial tax effects of the Tax Act. The Company recorded its final adjustments to the provisional amounts in 2018. Final regulations will be issued in the future and may be applied retroactively to the date of enactment of US Tax Reform that may result in changes to the tax amounts recorded as a result of the Tax Act. For the year ended December 31, 2018, the Company has recorded the following adjustments to the previously recorded provisional tax amounts:

	December 31, 2018	December 31, 2017	Adjustment	Financial Statement Location
Valuation allowance on foreign tax credit carryforward	$400	$471	$(71)	Deferred tax expense
Re-measurement of U.S. deferred tax balances at 21%	353	366	(13)	Deferred tax expense
Transition tax on repatriation of foreign earnings	18	16	2	Current tax expense
Uncertain tax positions on foreign operations	21	21	—	Current tax expense
Disallowed deduction of covered employees' incentive plans	3	—	3	Deferred tax expense
Total	$795	$874	$(79)
Deferred tax balances that were recorded within Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheet, rather than Income tax expense, are a result of retirement benefit adjustments, currency translation adjustments, and fair value adjustments to available-for-sale securities. The adjustments were charges of $38 million for the year ended December 31, 2018 and benefits of $49 million, and $87 million for the years ended December 31, 2017 and 2016, respectively.
The Company evaluates its permanent reinvestment assertions with respect to foreign earnings at each reporting period and generally, except for certain earnings that the Company intends to reinvest indefinitely due to the capital requirements of the foreign subsidiaries or due to local country restrictions, accrues for the U.S. federal and foreign income tax applicable to the earnings. As a result of the Tax Act, dividends from foreign subsidiaries are now exempt or the earnings have been previously subject to U.S. tax. As a result, the tax accrual for undistributed foreign earnings is limited primarily to foreign withholding taxes and tax on inherent capital gains that would result from distribution of foreign earnings which are not permanently reinvested, and such earnings may be distributed without an additional charge.
Undistributed foreign earnings that the Company intends to reinvest indefinitely, aggregate to $1.5 billion at December 31, 2018. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities on such earnings; however, due to the above-mentioned changes made under the Tax Act, the Company believes that the additional U.S. or foreign income tax charge with respect to such earnings, if distributed, would be immaterial.
Gross deferred tax assets were $2.0 billion and $2.1 billion at December 31, 2018 and 2017, respectively. Deferred tax assets, net of valuation allowances, were $1.6 billion at December 31, 2018 and $1.5 billion at December 31, 2017, respectively. Gross deferred tax liabilities were $771 million and $546 million at December 31, 2018 and 2017, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2018	2017
Inventory	$28	$46
Accrued liabilities and allowances	84	74
Employee benefits	402	374
Capitalized items	(68)	18
Tax basis differences on investments	(2)	—
Depreciation tax basis differences on fixed assets	47	72
Undistributed non-U.S. earnings	(26)	(26)
Tax carryforwards	613	778
Business reorganization	10	16
Warranty and customer liabilities	19	21
Deferred revenue and costs	147	142
Valuation allowances	(461)	(604)
Other	(9)	(3)
	$784	$908
At December 31, 2018 and 2017, the Company had valuation allowances of $461 million and $604 million, respectively, against its deferred tax assets, including $86 million and $90 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance decreased $139 million during 2018 primarily related to a $71 million release of valuation allowances as a result of changes to 2017 Tax Act enactment-date provision amounts and $63 million of foreign tax credits expiring in 2018. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards are as follows:

December 31, 2018	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$73	$15	2022-2036
Foreign tax credits	—	334	2019-2023
General business credits	—	51	2026-2037
State tax losses	—	35	2019-2030
State tax credits	—	32	2019-2031
Non-U.S. Subsidiaries:
Japan tax losses	102	32	2019-2025
Germany tax losses	26	8	Unlimited
United Kingdom tax losses	81	14	Unlimited
Singapore tax losses	33	6	Unlimited
Canada tax losses	46	12	2024-2025
Other subsidiaries tax losses	128	36	Various
Spain tax credits	—	25	Various
Other subsidiaries tax credits	—	13	Various
		$613
The Company had unrecognized tax benefits of $76 million at both December 31, 2018 and December 31, 2017, of which approximately $30 million, if recognized, would affect the effective tax rate for both 2018 and 2017, net of resulting changes to valuation allowances.
A roll-forward of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$76	$68
Additions based on tax positions related to current year	4	10
Additions for tax positions of prior years	1	22
Reductions for tax positions of prior years	—	(1)
Settlements and agreements	(2)	(20)
Lapse of statute of limitations	(3)	(3)
Balance at December 31	$76	$76
The Internal Revenue Service ("IRS") is currently examining the Company's 2014 and 2015 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2014-2018
Australia	2012-2018
Canada	2014-2018
Germany	2011-2018
India	1997-2018
Israel	2015-2018
Poland	2014-2018
Malaysia	2012-2018
United Kingdom	2017
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
At December 31, 2018, the Company had $30 million accrued for interest and $17 million accrued for penalties on unrecognized tax benefits. At December 31, 2017, the Company had $31 million and $19 million accrued for interest and penalties, respectively, on unrecognized tax benefits. The Company's policy is to classify the interest and penalty as a component of interest expense and other expense, respectively.
7.    Retirement Benefits
Pension and Postretirement Health Care Benefits Plans
U.S. Pension Benefit Plans
The Company’s non-contributory U.S. pension plan (the "U.S. Pension Plan") provides benefits to U.S. employees hired prior to January 1, 2005, who became eligible after one year of service. The Company also has an additional non-contributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan ("MSPP"), which provided supplemental benefits to individuals by replacing benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the "Cap") or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee's MSPP benefit for all future years is the greater of: (i) such employee's eligible compensation as of January 1, 2007 (frozen at that amount) or (ii) the relevant Cap for the given year. In December 2008, the Company amended the U.S. Pension Plan and MSSP (together the "U.S. Pension Plans") such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.
Postretirement Health Care Benefits Plan
Certain health care benefits are available to eligible domestic employees hired prior to January 1, 2002 and meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants. After a series of amendments, all eligible retirees under the age of 65 will be provided an annual subsidy per household, versus per individual, toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses. During 2014, the Postretirement Health Care Benefits Plan was then further amended ("The New Amendment") to provide the annual subsidy discussed as part of the Original Amendment to all participants remaining under the plan effective March 1, 2015. All eligible retirees over the age of 65 are entitled to one fixed-rate subsidy capped at $560 per participant.
The amendments to the Postretirement Health Care Benefits Plan required remeasurement of the plan, resulting in a reduction in the Postretirement Benefit Obligation. A substantial portion of the decrease related to prior service credits and will be amortized as a credit to the Consolidated Statements of Operations over approximately five years, or the period in which the remaining employees eligible for the plan qualify for benefits under the plan.
Non U.S. Pension Benefit Plans
The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the U.K. and Germany (the “Non-U.S. Pension Benefit Plans”). Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.
In June 2015, the Company amended its Non-U.S. defined benefit plan within the United Kingdom by closing future benefit accruals to all participants effective December 31, 2015.
During the years ended December 31, 2017 and 2016, the Company offered lump-sum settlements to certain participants in the Non-U.S. defined benefit plan within the United Kingdom. The lump-sum settlements were targeted to certain participants who had accrued a pension benefit, but had not yet started receiving pension benefit payments. As a result of the actions taken, the Company recorded settlement losses of $48 million and $26 million in 2017 and 2016, respectively, which are recorded within Other income (expense) within the Consolidated Statement of Operations.

Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$3	$3	$11	$—	$—	$—
Interest cost	186	185	182	38	40	55	2	3	4
Expected return on plan assets	(270)	(229)	(220)	(92)	(92)	(93)	(10)	(10)	(9)
Amortization of:
Unrecognized net loss	57	44	37	15	16	11	4	5	5
Unrecognized prior service benefit	—	—	—	—	—	—	(15)	(18)	(27)
Settlement loss	—	—	—	—	48	26	—	—	—
Net periodic cost (benefit)	$(27)	$—	$(1)	$(36)	$15	$10	$(19)	$(20)	$(27)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$5,235	$4,644	$1,844	$1,791	$85	$83
Service cost	—	—	3	3	—	—
Interest cost	186	185	38	40	2	3
Plan amendments	—	—	10	—	—	—
Settlement	—	—	—	(201)	—	—
Actuarial loss (gain)	(452)	502	(97)	52	(8)	6
Foreign exchange valuation adjustment	—	—	(98)	193	—	—
Benefit payments	(105)	(96)	(46)	(34)	(7)	(7)
Benefit obligation at December 31	$4,864	$5,235	$1,654	$1,844	$72	$85
Change in plan assets:
Fair value at January 1	$3,614	$3,195	$1,590	$1,565	$151	$136
Return on plan assets	(339)	512	(28)	96	(12)	21
Company contributions	503	3	8	7	—	—
Settlements	—	—	—	(201)	—	—
Foreign exchange valuation adjustment	—	—	(88)	157	—	—
Benefit payments	(105)	(96)	(44)	(34)	(6)	(6)
Fair value at December 31	$3,673	$3,614	$1,438	$1,590	$133	$151
Funded status of the plan	$(1,191)	$(1,621)	$(216)	$(254)	$61	$66
Unrecognized net loss	2,329	2,229	543	518	74	64
Unrecognized prior service benefit	—	—	11	—	(35)	(49)
Prepaid pension cost	$1,138	$608	$338	$264	$100	$81
Components of prepaid (accrued) pension cost:
Current benefit liability	$(3)	$(3)	$—	$—	$—	$—
Non-current benefit liability	(1,188)	(1,618)	(265)	(294)	—	—
Non-current benefit asset	—	—	49	40	61	66
Deferred income taxes	561	544	55	58	10	6
Accumulated other comprehensive loss	1,768	1,685	499	460	29	9
Prepaid pension cost	$1,138	$608	$338	$264	$100	$81
The benefit obligation and plan assets for the Company's U.S. Pension Benefit Plan and Postretirement Health Care Benefit Plan are measured as of December 31, 2018. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from ten to thirty-one years. Prior service costs will be amortized over periods ranging from two to five years. Benefits under all pension plans are valued based on the projected unit credit cost method.
The net periodic cost for 2019 will include amortization of the unrecognized net loss for the U.S. Pension Benefit Plans and Non U.S. Pension Benefit Plans, currently included in Accumulated other comprehensive income (loss), of $47 million and $16 million, respectively. It is estimated that the 2019 net periodic expense for the Postretirement Health Care Benefits Plan will include amortization of net periodic benefits of $11 million, comprised of unrecognized net losses and prior service benefits, currently included in Accumulated other comprehensive income (loss).

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
The Company uses a full yield curve approach to estimate interest and service cost components of net periodic cost (benefit) for defined pension benefit pension and other post-retirement benefit plans. The full yield curve approach requires the application of the specific spot rate along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2018	2017	2018	2017	2018	2017
Discount rate	3.57%	4.02%	2.08%	2.22%	3.16%	3.29%
Investment return assumption	6.95%	6.95%	5.18%	5.20%	7.00%	7.00%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2018	2017	2018	2017	2018	2017
Discount rate	4.47%	3.79%	2.67%	2.34%	4.29%	3.62%
Future compensation increase rate	n/a	n/a	0.52%	0.52%	n/a	n/a
The accumulated benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2018	2017	2018	2017
Accumulated benefit obligation	$4,864	$5,235	$1,649	$1,838
The Company used Mortality Improvement Scale MP-2016 to calculate the 2018, 2017, and 2016 projected benefit obligations.

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
The weighted-average asset allocations by asset categories for all pension and the Postretirement Health Care Benefits plans were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2018	2017	2018	2017
Target Mix:
Equity securities	30%	31%	32%	35%
Fixed income securities	51%	49%	49%	44%
Cash and other investments	19%	20%	19%	21%
Actual Mix:
Equity securities	28%	29%	31%	34%
Fixed income securities	50%	49%	48%	44%
Cash and other investments	22%	22%	21%	22%
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
Cash Funding
The Company made $503 million of contributions, of which $500 million was voluntary, and $3 million of contributions to its U.S. Pension Benefit Plans during 2018 and 2017, respectively. The Company contributed $8 million to its Non U.S. Pension Benefit Plans during 2018, compared to $7 million contributed in 2017. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2018 or 2017.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2019	$144	$47	$7
2020	161	48	7
2021	181	50	6
2022	203	51	6
2023	224	52	5
2024-2028	1,418	277	23
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2018, 2017 and 2016. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $61 million and $62 million as of December 31, 2018 and December 31, 2017, respectively.
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
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were $31 million, $28 million and $26 million, respectively.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2018, 2017, and 2016 the Company made no discretionary contributions.

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
On August 25, 2015, in conjunction with the issuance of the Senior Convertible Notes, and on March 9, 2017, the Company approved grants of performance-contingent stock options (“PCSOs”) to certain executive officers. The PCSOs vest upon satisfaction of the following stock price hurdles which must be maintained for 10-consecutive trading days within the performance period ending August 25, 2018 and continuous employment over the vesting period. For PCSOs granted on August 25, 2015, 20% of the total award will vest at an $85 stock price, an additional 30% of the total award will vest at a $102.50 stock price, and the final 50% of the total award will vest at a $120 stock price. For options granted March 9, 2017, 44% of the total award will vest at an $85 stock price, an additional 24% of the total award will vest at a $102.50 stock price, and the final 32% of the award will vest at a $120 stock price. As of December 31, 2018, all stock price hurdles have been met and therefore, all PCSO grants have vested. The August 25, 2015 awards have a seven-year term and a per share exercise price of $68.50. The March 9, 2017 awards have a five-and-a-half-year term and a per share exercise price of $81.37.
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2018, 2017 and 2016, employees purchased 0.8 million, 0.8 million and 0.9 million shares, respectively, at purchase prices of $72.96 and $88.84, $63.96 and $72.11, and $57.60 and $64.69, respectively.
Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2018, 2017 and 2016 was $23.31, $15.16 and $13.09, respectively, using the following weighted-average assumptions:

	2018	2017	2016
Expected volatility	24.7%	24.0%	23.7%
Risk-free interest rate	2.7%	2.1%	1.4%
Dividend yield	2.4%	3.5%	2.9%
Expected life (years)	5.9	5.9	6.0
The Company calculates the value of each performance option, MSU, and PCSO using the Monte Carlo simulation, estimated on the date of grant. The fair value of performance options and MSUs granted during 2018 was $42.19 and $125.33, respectively. The fair value of performance options, MSUs, and PCSOs granted during 2017 was $21.47, $85.74, and $7.76, respectively. The fair value of performance options and MSUs granted during 2016 was $19.80 and $76.48, respectively. The following assumptions were used for the calculations.

	2018 Performance Options	2017 Performance Options	2016 Performance Options
Expected volatility of common stock	25.0%	24.1%	25.3%
Expected volatility of the S&P 500	25.3%	25.6%	19.8%
Risk-free interest rate	2.7%	2.4%	1.7%
Dividend yield	3.1%	3.7%	2.8%
Expected life (years)	6.5	6.5	6.5

	2018 Market Stock Units	2017 Market Stock Units	2016 Market Stock Units
Expected volatility of common stock	25.0%	24.1%	24.2%
Risk-free interest rate	2.4%	1.7%	1.1%
Dividend yield	2.2%	2.9%	2.8%

2017 PCSOs
Expected volatility of common stock	24.1%
Risk-free interest rate	1.8%
Dividend yield	3.0%
Expected life (years)	3.5
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
The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, including performance options and PCSOs, at December 31, 2018 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
Under $30	266	$29	1	266	$29	1
$30-$40	1,198	39	2	1,198	39	2
$41-$50	—	—	0	—	—	0
$51-$60	671	54	4	671	54	4
$61-$70	1,815	68	4	1,796	68	4
$71-$80	469	72	7	86	72	7
$81 and over	1,151	92	8	247	82	5
	5,570			4,264
As of December 31, 2018, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Performance Options*		Restricted Stock Units		Market Stock Units
Shares Outstanding in Thousands	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2018	4,604	$52	2,678	$72	1,257	$70	139	$78
Granted	272	111	159	108	484	105	53	125
Releases/Exercised	(1,445)	52	(774)	71	(570)	70	(101)	73
Adjustment for payout factor	—	—	115	67	—	—	31	73
Forfeited/Canceled	(20)	88	(19)	81	(74)	82	—	—
Balance as of December 31, 2018	3,411	$57	2,159	$74	1,097	$84	122	$102

Vested or expected to vest	3,032	50	1,492	70	462	71	89	80
* Inclusive of PCSO awards
At December 31, 2018 and 2017, 8.6 million and 9.6 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2018	2017	2016
Share-based compensation expense included in:
Costs of sales	$11	$9	$9
Selling, general and administrative expenses	45	43	45
Research and development expenditures	17	14	14
Share-based compensation expense included in Operating earnings	73	66	68
Tax benefit	18	22	21
Share-based compensation expense, net of tax	$55	$44	$47
Decrease in basic earnings per share	$(0.34)	$(0.27)	$(0.28)
Decrease in diluted earnings per share	$(0.32)	$(0.27)	$(0.27)
At December 31, 2018, the Company had unrecognized compensation expense related to RS, RSUs, and MSUs of $59 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately two years. The total fair value of RS, RSU and MSU shares vested during the years ended December 31, 2018, 2017, and 2016 was $40 million, $39 million, and $54 million, respectively. The aggregate fair value of outstanding RS, RSUs, and MSUs as of December 31, 2018 was $105 million.
At December 31, 2018, the Company had $15 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans including performance options and PCSOs that will be recognized over the weighted average period of approximately two years, and $4 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. Cash received from stock option exercises and the employee stock purchase plan was $168 million, $82 million, and $93 million for the years ended December 31, 2018, 2017, and 2016, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $125 million, $31 million, and $16 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2018 was $288 million and $252 million, respectively, based on a December 31, 2018 stock price of $115.04 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2018, 2017 and 2016 was $143 million, $122 million and $114 million, respectively.
Long-Range Incentive Plan
The Long-Range Incentive Plan (“LRIP”) rewards elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three-year period. The expense for LRIP for the years ended December 31, 2018, 2017 and 2016 was $31 million, $9 million and $12 million, respectively.

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

Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2018 and December 31, 2017 were as follows:

December 31, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Corporate bonds	1	—	1
Common stock and equivalents	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4

December 31, 2017	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Available-for-sale securities:
Corporate bonds	—	2	2
Common stock and equivalents	13	—	13
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2018 and 2017 were as follows:
U.S. Pension Benefit Plans

December 31, 2018	Level 1	Level 2	Total
Equities	$10	$—	$10
Commingled funds	2,074	—	2,074
Government fixed income securities	13	340	353
Corporate fixed income securities	—	964	964
Short-term investment funds	243	—	243
Total investment securities	$2,340	$1,304	$3,644
Accrued income receivable			16
Cash			13
Fair value plan assets			$3,673

December 31, 2017	Level 1	Level 2	Total
Equities	$10	$—	$10
Commingled funds	2,198	—	2,198
Government fixed income securities	10	285	295
Corporate fixed income securities	—	900	900
Short-term investment funds	186	—	186
Total investment securities	$2,404	$1,185	$3,589
Accrued income receivable			12
Cash			13
Fair value plan assets			$3,614

Non-U.S. Pension Benefit Plans

December 31, 2018	Level 1	Level 2	Total
Equities	$140	$—	$140
Commingled funds	476	16	492
Government fixed income securities	4	647	651
Short-term investment funds	60	—	60
Total investment securities	$680	$663	$1,343
Cash			3
Accrued income receivable			42
Insurance contracts			50
Fair value plan assets			$1,438

December 31, 2017	Level 1	Level 2	Total
Equities	$136	$—	$136
Commingled funds	431	38	469
Government fixed income securities	3	779	782
Short-term investment funds	92	—	92
Total investment securities	$662	$817	$1,479
Cash			3
Accrued income receivable			55
Insurance contracts			53
Fair value plan assets			$1,590
Postretirement Health Care Benefits Plan

December 31, 2018	Level 1	Level 2	Total
Commingled funds	$74	$—	$74
Government fixed income securities	—	12	12
Corporate fixed income securities	—	34	34
Short-term investment funds	9	—	9
Total investment securities	$83	$46	$129
Cash			$4
Fair value plan assets			$133

December 31, 2017	Level 1	Level 2	Total
Equities	$1	$—	$1
Commingled funds	92	—	92
Government fixed income securities	—	12	12
Corporate fixed income securities	—	38	38
Short-term investment funds	8	—	8
Fair value plan assets	$101	$50	$151
The following is a description of the categories of investments:
Equities — A diversified portfolio of corporate common stock and preferred stock.
Commingled funds — A diversified portfolio of assets that includes corporate common stock, preferred stock, emerging market and high-yield fixed income securities among others.
Government fixed income securities — Securities issued by municipal, domestic and foreign government agencies, index-linked government bonds as well as interest rate derivatives.
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
At December 31, 2018, the Company had $734 million of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its Consolidated Balance Sheet, compared to $633 million at December 31, 2017. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2018 was $5.4 billion (Level 2), compared to a face value of $5.3 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

10.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2018	2017
Long-term receivables, gross	$33	$37
Less allowance for losses	(2)	—
Long-term receivables	$31	$37
Less current portion	(7)	(18)
Non-current long-term receivables	$24	$19
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Consolidated Balance Sheet. The Company recognized Interest income on long-term receivables of $1 million, $1 million, and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $62 million at December 31, 2018, compared to $93 million at December 31, 2017.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2018, 2017 and 2016.

Years ended December 31	2018	2017	2016
Accounts receivable sales proceeds	$77	$193	$51
Long-term receivables sales proceeds	270	284	289
Total proceeds from receivable sales	$347	$477	$340
At December 31, 2018, the Company had retained servicing obligations for $970 million of long-term receivables, compared to $873 million of long-term receivables at December 31, 2017. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.

Credit Quality of Long-Term Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2018 and December 31, 2017 is as follows:

December 31, 2018	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$22	$1	$—	$—
Commercial loans and leases secured	11	—	—	2
Long-term receivables, including current portion	$33	$1	$—	$2

December 31, 2017	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$21	$—	$1	$2
Commercial loans and leases secured	16	1	3	1
Long-term receivables, including current portion	$37	$1	$4	$3
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
11.    Commitments and Contingencies
Lease Obligations
The Company leases certain office, factory and warehouse space, land, and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2018, 2017 and 2016 was $108 million, $94 million, and $84 million, respectively.
At December 31, 2018, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows:

(in millions)	2019	2020	2021	2022	2023	Beyond
	$131	$120	$112	$101	$54	$204
Purchase Obligations
During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. In addition, we have entered into software license agreements which are firm commitments and are not cancelable. As of December 31, 2018, the Company had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2023. The Company expects to make total payments of $124 million under these arrangements as follows: $92 million in 2019, $16 million in 2020, $12 million in 2021, $3 million in 2022, and $1 million in 2023.
The Company outsources certain corporate functions, such as benefit administration and information technology-related services, under various contracts, the longest of which is expected to expire in 2023. The remaining payments under these contracts are approximately $114 million over the remaining life of the contracts. However, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at December 31, 2018.
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

12.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video solutions, including video cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions and typically managing a mobile workforce. In 2018, the segment’s net sales were $5.1 billion, representing 69% of the Company's consolidated net sales.
Services and Software: The Services and Software segment provides a broad range of solution offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced platforms include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer or Motorola Solutions-owned networks. Software includes a public safety and enterprise command center software suite, unified communications applications, and video software solutions, delivered both on premise and “as a service.” In 2018, the segment’s net sales were $2.2 billion, representing 31% of the Company's consolidated net sales.
For the years ended December 31, 2018, 2017 and 2016, no single customer accounted for more than 10% of the Company's net sales.
Segment Information
The following table summarizes Net sales and Operating earnings by segment:

	Net Sales			Operating Earnings
Years ended December 31	2018	2017	2016	2018	2017	2016
Products and Systems Integration	$5,100	$4,513	$4,394	$854	$969	$762
Services and Software	2,243	1,867	1,644	401	315	286
	$7,343	$6,380	$6,038	1,255	1,284	1,048
Total other expense				(153)	(208)	(204)
Net earnings before income taxes				$1,102	$1,076	$844

The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2018	2017	2016	2018	2017	2016
Products and Systems Integration	$72	$113	$104	$71	$69	$72
Services and Software	125	114	167	101	123	110
	$197	$227	$271	$172	$192	$182
The Company's "chief operating decision maker" does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2018	2017	2016	2018	2017	2016
United States	$4,361	$3,725	$3,566	$5,441	$5,138	$5,653
United Kingdom	638	558	528	2,284	2,329	2,300
Canada	303	251	222	1,014	97	91
Other, net of eliminations	2,041	1,846	1,722	670	644	419
	$7,343	$6,380	$6,038	$9,409	$8,208	$8,463
Net sales attributed to geographic area are predominately based on the ultimate destination of the Company's products and services.

13.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits. In addition to the Severance Plan, during the year ended December 31, 2016, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at six months of salary, were equalized for all employment level grades and capped at a full year’s salary.
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
During 2018, 2017, and 2016 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. As a result, the Company communicated its plan to close one of its manufacturing facilities in Europe during the fourth quarter of 2018 resulting in a charge of $44 million and impacting 165 employees, primarily within the Products and Systems Integration segment. The remainder of the initiatives impacted both of the Company’s segments and affected employees located in all geographic regions.
2018 Charges
During 2018, the Company recorded net reorganization of business charges of $120 million, including $59 million of charges in Costs of sales and $61 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $120 million were charges of $122 million for employee separation costs and $16 million for exit costs, partially offset by $18 million of reversals of accruals no longer needed.

The following table displays the net charges incurred by segment:

Year ended December 31	2018
Products and Systems Integration	$101
Services and Software	19
$120
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2018 to December 31, 2018:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$9	$16	$—	$(4)	$21
Employee separation costs	41	122	(18)	(61)	84
	$50	$138	$(18)	$(65)	$105
Exit Costs
At January 1, 2018, the Company had $9 million accrual for exit costs. There were $16 million of additional charges in 2018. The $4 million used in 2018 reflects cash payments. The remaining accrual of $21 million, which the current portion is included in Accrued liabilities and the non-current portion is included in Other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2018, primarily represents future cash payments for lease obligations that are expected to be paid over a number of years.
Employee Separation Costs
At January 1, 2018, the Company had an accrual of $41 million for employee separation costs. The 2018 additional charges of $122 million represent severance costs for approximately an additional 1,200 employees, of which 500 were direct employees and 700 were indirect employees. The adjustments of $18 million reflect reversals of accruals no longer needed. The $61 million used in 2018 reflects cash payments to severed employees. The remaining accrual of $84 million, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2018, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 200 employees to be separated in 2019.
2017 Charges
During 2017, the Company recorded net reorganization of business charges of $42 million, including $9 million of charges in Costs of sales and $33 million of charges under Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $42 million were charges of $43 million for employee separation costs and $8 million for exit costs, partially offset by $9 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2017
Products and Systems Integration	$32
Services and Software	10
$42
The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2017 to December 31, 2017:

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$7	$8	$—	$(6)	$9
Employee separation costs	94	43	(9)	(87)	41
	$101	$51	$(9)	$(93)	$50
Exit Costs
At January 1, 2017, the Company had $7 million accrual for exit costs. There were $8 million of additional charges in 2017. The $6 million used in 2017 reflects cash payments. The remaining accrual of $9 million, which the current portion was included in Accrued liabilities and the non-current portion was included in Other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2017, primarily represented future cash payments for lease obligations.

Employee Separation Costs
At January 1, 2017, the Company had an accrual of $94 million for employee separation costs. The additional 2017 charges of $43 million represent severance costs for approximately an additional 400 employees, of which 100 were direct employees and 300 were indirect employees. The adjustments of $9 million reflect reversals of accruals no longer needed. The $87 million used in 2017 reflects cash payments to severed employees. The remaining accrual of $41 million was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2017.
2016 Charges
During 2016, the Company recorded net reorganization of business charges of $140 million, including $43 million of charges in Costs of sales and $97 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $140 million are charges of: (i) $120 million for employee separation costs, (ii) a $17 million building impairment charge, (iii) $5 million of charges for exit costs, and (iv) $3 million for the impairment of corporate aircraft, partially offset by $5 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2016
Products and Systems integration	$107
Services and Software	33
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
Exit Costs
At January 1, 2016, the Company had $9 million accrual for exit costs. There were $5 million of additional charges in 2016. The $6 million used in 2016 reflects cash payments. The remaining accrual of $7 million, which the current portion was included in Accrued liabilities and the non-current portion was included in Other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2016, primarily represented future cash payments for lease obligations.
Employee Separation Costs
At January 1, 2016, the Company had an accrual of $51 million for employee separation costs. The additional 2016 charges of $120 million represent severance costs for approximately an additional 1,300 employees, of which 400 were direct employees and 900 were indirect employees. The adjustments of $4 million reflect of reversals of accruals no longer needed. The $73 million used in 2016 reflects cash payments to these severed employees. The remaining accrual of $94 million was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2016.
14.      Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition.
Avigilon Corporation
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation, a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions. The purchase price of $974 million, consisted of cash payments of $980 million for outstanding common stock, restricted stock units and employee held stock options, net of cash acquired of $107 million, debt assumed of $75 million and transaction costs of $26 million. Prior to the end of the first quarter, $35 million of the assumed debt was repaid with the remaining $40 million repaid during the second quarter of 2018.
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

Accounts receivable, net	$67
Inventory	93
Other current assets	18
Property, plant and equipment, net	33
Deferred income taxes	4
Accounts payable	(21)
Accrued liabilities	(28)
Deferred income tax liabilities	(124)
Goodwill	434
Intangible assets	498
Total consideration	$974
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
Other Acquisitions
On April 9, 2018, the Company completed the acquisition of a provider of two-way radio communications for a purchase price of $11 million, recognizing $7 million of identifiable intangible assets, which will be amortized over a period of seven years. The results of operations for this acquisition have been included in the Company’s Consolidated Statements of Operations subsequent to the acquisition date.
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc., the parent company of Airbus DS Communications for a purchase price of $237 million; net of cash acquired. This acquisition will expand the Company's software portfolio in the command center with additional solutions for Next Generation 9-1-1. The Company recognized $151 million of goodwill, $80 million of identifiable intangible assets and $6 million of net assets. Goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $41 million of customer-related intangibles, $27 million of completed technology and $12 million of trade names. The identifiable intangible assets will be amortized over a period of 10 to 20 years. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts and goodwill may be subject to change.
On August 28, 2017, the Company completed the acquisition of Kodiak Networks, a provider of broadband push-to-talk for commercial customers, for a purchase price of $225 million. As a result of the acquisition, the Company recognized $191 million of goodwill, $44 million of identifiable intangible assets and $10 million of acquired liabilities. The identifiable intangible assets were classified as $25 million of customer-related intangibles and $19 million of completed technology and will be amortized over a period of 13 to 16 years.
On March 13, 2017, the Company completed the acquisition of Interexport, a managed service provider for communications systems to public safety and commercial customers in Chile, for a purchase price of $98 billion Chilean pesos, or approximately $147 million U.S. dollars based on cash payments of $55 million, net of cash acquired, and assumed liabilities of $92 million, primarily related to capital leases. As a result of the acquisition, the Company recognized $61 million of identifiable intangible assets, $70 million of acquired property, plant and equipment and $16 million of net other tangible assets. The estimated identifiable intangible assets were classified as $56 million of customer-related intangibles and $5 million of other intangibles and will be amortized over a period of seven years.
On November 10, 2016, the Company completed the acquisition of Spillman Technologies, Inc., a provider of comprehensive law enforcement and public safety software solutions, for a purchase price of $221 million. As a result of the acquisition, the Company recognized $144 million of goodwill, $115 million of identifiable intangible assets, and $38 million of acquired liabilities. The identifiable intangible assets were classified as $49 million of completed technology, $59 million of customer-related intangibles, and $7 million of other intangibles and will be amortized over a period of seven to ten years.
On February 19, 2016, the Company completed the acquisition of Guardian Digital Communications Limited, a holding company of Airwave Solutions Limited, the largest private operator of a public safety network in the world. All of the outstanding equity of Airwave was acquired for the sum of £1, after which the Company invested into Airwave £698 million, net of cash acquired, or approximately $1.0 billion, to settle all third party debt. As a result of the acquisition, the Company recognized $875 million of identifiable intangible assets, $191 million of goodwill, and $16 million of net other tangible assets. As part of the acquisition, the Company recorded $82 million of deferred consideration, which was paid during the fourth quarter of 2018. The identifiable intangible assets were classified as $846 million of customer relationships and $29 million of trade names. All intangibles have a useful life of seven years, over which amortization expense will be recognized on a straight line basis.
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
On January 7, 2019, the Company completed the acquisition of VaaS, a data and image analytics company based in Livermore, California and Fort Worth, Texas for a total consideration, including contingent consideration, of $445 million in a combination of cash and equity. The acquisition of VaaS enables the Company to expand on its command center software portfolio to help shorten response times and improve the speed and accuracy of investigations. As of the date of issuance of the Company's financial statements, the purchase accounting has not been completed.
Intangible Assets
Amortized intangible assets are comprised of the following:

	2018		2017
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$558	$92	$148	$55
Patents	2	2	2	2
Customer-related	1,085	364	977	242
Other intangibles	74	31	56	23
	$1,719	$489	$1,183	$322
Amortization expense on intangible assets, which is included within Other charges in the Consolidated Statements of Operations, was $188 million, $151 million, and $113 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, future amortization expense is estimated to be $187 million in 2019, $183 million in 2020, $181 million in 2021, $178 million in 2022, and $81 million in 2023.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$510	$38	$12	$8
Services and Software	1,209	451	1,171	314
	$1,719	$489	$1,183	$322

Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2017 to December 31, 2018:

	Products and Systems Integration	Services and Software	Total
Balance as of January 1, 2017	$347	$381	$728
Goodwill acquired	14	177	191
Purchase accounting adjustments	—	2	2
Foreign currency translation	1	16	17
Balance as of December 31, 2017	$362	$576	$938
Goodwill acquired	360	225	585
Purchase accounting adjustments	—	1	1
Foreign currency translation	—	(10)	(10)
Balance as of December 31, 2018	$722	$792	$1,514
During the second quarter of 2018, the Company modified its internal reporting structure to better align the way financial information is reported to and analyzed by executive leadership, in part, as a result of recent acquisitions contributing to the growth within the newly-aligned Services and Software segment. Previously, the Company had two reporting segments: Products and Services. The changes in reporting structure consist of Systems Integration-related revenue and costs moving from the old Services segment into the newly-presented Products and Systems Integration segment and software-related revenue and costs moving from the old Products segment into the newly-presented Services and Software segment.
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2018, 2017, and 2016. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. For fiscal years 2018, 2017, and 2016, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill.
15.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2018, 2017, and 2016:

	Balance at January 1	Charged to Earnings	Used	Adjustments*	Balance at December 31
2018
Allowance for doubtful accounts	$45	$37	$(30)	$(1)	$51
Inventory reserves	133	22	(12)	—	143
2017
Allowance for doubtful accounts	44	16	(16)	1	45
Inventory reserves	131	21	(19)	—	133
2016
Allowance for doubtful accounts	28	44	(26)	(2)	44
Inventory reserves	142	20	(33)	2	131
* Adjustments include translation adjustments

16.    Quarterly and Other Financial Data (unaudited)

	2018				2017
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,468	$1,760	$1,862	$2,254	$1,281	$1,497	$1,645	$1,957
Costs of sales	799	938	961	1,166	711	807	851	987
Gross margin	669	822	901	1,088	570	690	794	970
Selling, general and administrative expenses	279	316	323	337	244	254	259	267
Research and development expenditures	152	162	158	165	135	138	141	155
Other charges	67	71	126	70	18	37	47	45
Operating earnings	171	273	294	516	173	261	347	503
Net earnings (loss)*	117	180	247	423	77	131	212	(575)
Per Share Data (in dollars)
Net earnings (loss)*:
Basic earnings per common share	$0.73	$1.11	$1.52	$2.58	$0.47	$0.80	$1.30	$(3.56)
Diluted earnings per common share	0.69	1.05	1.43	2.44	0.45	0.78	1.25	(3.56)
Dividends declared	$0.52	$0.52	$0.52	$0.57	$0.47	$0.47	$0.47	$0.52
Dividends paid	0.52	0.52	0.52	0.52	0.47	0.47	0.47	0.47
Stock prices
High	$110.29	$118.37	$130.34	$133.97	$87.00	$89.15	$93.75	$95.30
Low	$89.18	$103.18	$114.95	$108.25	$76.92	$79.63	$82.86	$84.56
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
Management’s Report on Internal Control Over Financial Reporting.
Motorola Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2018.
On March 28, 2018 the Company completed the acquisition of Avigilon Corporation. As permitted for recently acquired businesses, management has excluded the acquired business from its assessment of internal control over financial reporting. The excluded Avigilon Corporation business represents 12.6% of total assets and 5.2% of net sales related to the consolidated financial statements amounts, as of and for the year ended December 31, 2018.
The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.
Changes in Internal Control Over Financial Reporting.
Effective January 1, 2018, we adopted the new revenue standard ASC 606. We have implemented new accounting processes related to revenue recognition and related disclosures, including related control activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Motorola Solutions, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Motorola Solutions, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
Motorola Solutions, Inc. acquired Avigilon Corporation during 2018 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Avigilon Corporation’s internal control over financial reporting associated with total assets representing 12.6% of consolidated total assets, and total net sales representing 5.2% of consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of Motorola Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of Avigilon Corporation.
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
February 15, 2019

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Our Board - Who We Are” of Motorola Solutions’ Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Committees of the Board” and “Audit Committee Matters - Report of Audit Committee” of the Proxy Statement.
The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Security Ownership Information-Section 16 (a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
The response to this Item also incorporates by reference the information under the caption “Important Dates for the 2020 Annual Meeting - Recommending a Director Candidate to the Governance and Nominating Committee” of the Proxy Statement.
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
Item 11. Executive Compensation
The response to this Item incorporates by reference the information under the captions "How We Determine Director Compensation - How Our Directors Are Compensated,” "Compensation Discussion and Analysis," "Compensation and Leadership Committee Report,” "Compensation and Leadership Committee Interlocks and Insider Participation," and under “Named Executive Officer Compensation," the following subsections: "2018 Summary Compensation Table,” "Grants of Plan-Based Awards in 2018," “Outstanding Equity Awards at 2018 Fiscal Year-End,” “Option Exercises and Stock Vested in 2018,” "Nonqualified Deferred Compensation in 2018,” "Retirement Plans," "Pension Benefits in 2018," "Employment Contracts," and "Termination of Employment and Change in Control Arrangements," of the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Security Ownership Information” of the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this Item incorporates by reference the relevant information under the caption “Related Person Transaction Policy and Procedures” and “Independence” of the Proxy Statement.
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
Exhibit numbers 10.6 through 10.61, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

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

2.3
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

10.11
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after February 15, 2018 incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (File No. 1-7221)).

10.12
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants from March 9, 2017 to February 14, 2018 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.13
Form of Motorola Solutions Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.9 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-7221)).

10.14
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

10.18
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

10.20
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

10.22
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

10.24
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

10.27
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after February 15, 2018 (incorporated by reference to Exhibit 10.2 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (File No. 1-7221)).

10.28
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers from March 9, 2017 to February 14, 2018 (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.29
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.19 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-7221)).

10.30
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after February 15, 2018 (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (File No. 1-7221)).

10.31
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees from March 9, 2017 to February 14, 2018 (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 (File No. 1-7221)).

10.32
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

10.33
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

10.36
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.3 to Motorola Solutions’ Current Report on Form 8-K filed on March 11, 2015 (File No. 1-7221)).

10.37
Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance-Contingent Stock Options (CEO) (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Current Report on Form 8-K filed on August 26, 2015 (File No. 1-7221)).

10.38
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010)(File No. 1-7221)).

10.39
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

10.41
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

10.43
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

10.44
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

10.45
Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-7221)).

10.46
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

10.47
Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-7221)).

10.48
Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009 (incorporated by reference to Exhibit 10.6 to Motorola, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2009 (File No. 1-7221)).

10.49
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

10.55
2018-2020 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2018 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (File No. 1-7221)).

10.56
2017-2019 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 16, 2017 (incorporated by reference to Exhibit No. 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 1, 2017 (File No. 1-7221)).

10.57
2016-2018 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 18, 2016 (incorporated by reference to Exhibit No. 10.1 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended on April 2, 2016 (File No. 1-7221)).

10.58
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

10.60
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-7221)).

10.61
Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-7221)).

10.62
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How the Directors are Compensated” of Motorola Solutions’ Proxy Statement for the Annual Meeting of Stockholders held on May 14, 2018 (“Motorola Solutions’ Proxy Statement”)).

10.63
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

10.64
Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

10.65
Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-7221)).

10.66
Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 (File No. 1-7221)).

10.67
Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions Current Report on Form 8-K filed on March 13, 2014 (File No. 1-7221)).

10.68
Revolving Credit Agreement dated as of April 25, 2017 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions' Current Report on Form 8-K filed on April 27, 2017 (File No. 1-7221)).

10.69
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

10.70
Revised and Amended Aircraft Time Sharing Agreement as of October 1, 2015, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions’, Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015 (File No. 1-7221)).

10.71
Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P., dated as of August 4, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on August 5, 2015 (file No. 1-7221)).

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola Solutions, Inc.
23	Consent of Independent Registered Public Accounting Firm, see page 105 of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
**    Confidential treatment has been requested for portions of this agreement

(b)	Exhibits:
See Item 15(a) 3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola Solutions, Inc.:
We consent to the incorporation by reference in the registration statements on Form S‑8 (Nos. 033‑59285, 333‑51847, 333‑36308, 333‑53120, 333‑60612, 333‑87728, 333‑105107, 333‑123879, 333‑133736, 333‑142845, 333‑160137, and 333‑204324) and Form S‑3 (Nos. 333‑76637, 333‑206451, 333‑208332, and 333-223828) of Motorola Solutions, Inc. of our reports dated February 15, 2019, with respect to the consolidated balance sheets of Motorola Solutions, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and the effectiveness of internal control over financial reporting as of December 31, 2018, which reports appear in the December 31, 2018 annual report on Form 10‑K of Motorola Solutions, Inc.
Our report on the financial statements refers to a change to the revenue recognition accounting principle as a result of the adoption of ASU 2014-09, "Revenue from Customers with Contracts."
Our report dated February 15, 2019, on the effectiveness of internal control over financial reporting as of December 31, 2018, contains an explanatory paragraph that states Motorola Solutions, Inc. acquired Avigilon Corporation during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Avigilon Corporation’s internal control over financial reporting associated with total assets representing 12.6% of consolidated total assets, and total net sales representing 5.2% of consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.  Our audit of internal control over financial reporting of Motorola Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of Avigilon Corporation.

Chicago, Illinois
February 15, 2019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Solutions, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ GREGORY Q. BROWN
Gregory Q. Brown
Chairman and Chief Executive Officer
February 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 15, 2019
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ GINO A. BONANOTTE	Executive Vice President and	February 15, 2019
Gino A. Bonanotte	Chief Financial Officer (Principal Financial Officer)

/S/ DAN PEKOFSKE	Corporate Vice President and	February 15, 2019
Dan Pekofske	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH D. DENMAN	Director	February 15, 2019
Kenneth D. Denman

/S/ EGON P. DURBAN	Director	February 15, 2019
Egon P. Durban

/S/ CLAYTON M. JONES	Director	February 15, 2019
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 15, 2019
Judy C. Lewent

/S/ GREGORY K. MONDRE	Director	February 15, 2019
Gregory K. Mondre

/S/ ANNE R. PRAMAGGIORE	Director	February 15, 2019
Anne R. Pramaggiore

/S/ SAMUEL C. SCOTT III	Director	February 15, 2019
Samuel C. Scott III

/S/ JOSEPH M. TUCCI	Director	February 15, 2019
Joseph M. Tucci