Form 10-Q
period 2019-03-30
Motorola Solutions, Inc.
filed 2019-05-03
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 30, 2019:

Class	Number of Shares
Common Stock; $.01 Par Value	164,786,286

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2019	March 31, 2018
Net sales from products	$945	$801
Net sales from services	712	667
Net sales	1,657	1,468
Costs of products sales	444	383
Costs of services sales	440	416
Costs of sales	884	799
Gross margin	773	669
Selling, general and administrative expenses	327	279
Research and development expenditures	162	152
Other charges	55	67
Operating earnings	229	171
Other income (expense):
Interest expense, net	(55)	(46)
Gains on sales of investments and businesses, net	1	11
Other	10	4
Total other expense	(44)	(31)
Net earnings before income taxes	185	140
Income tax expense	33	23
Net earnings	152	117
Less: Earnings attributable to noncontrolling interests	1	—
Net earnings attributable to Motorola Solutions, Inc.	$151	$117
Earnings per common share:
Basic	$0.92	$0.73
Diluted	$0.86	$0.69

Weighted average common shares outstanding:
Basic	164.0	161.4
Diluted	174.6	170.6
Dividends declared per share	$0.57	$0.52
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Net earnings	$152	$117
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	30	48
Marketable securities	—	(6)
Defined benefit plans	11	12
Total other comprehensive income, net of tax	41	54
Comprehensive income	193	171
Less: Earnings attributable to noncontrolling interest	1	—
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$192	$171

See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	March 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$886	$1,246
Restricted cash	11	11
Total cash and cash equivalents	897	1,257
Accounts receivable, net	1,150	1,293
Contract assets	878	1,012
Inventories, net	425	356
Other current assets	364	354
Total current assets	3,714	4,272
Property, plant and equipment, net	937	895
Operating lease assets	593	—
Investments	163	169
Deferred income taxes	953	985
Goodwill	1,860	1,514
Intangible assets, net	1,416	1,230
Other assets	357	344
Total assets	$9,993	$9,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$28	$31
Accounts payable	558	592
Contract liabilities	1,158	1,263
Accrued liabilities	1,235	1,210
Total current liabilities	2,979	3,096
Long-term debt	5,287	5,289
Operating lease liabilities	553	—
Other liabilities	2,264	2,300
Stockholders’ Equity
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 3/30/19—165.4; 12/31/18—164.0
Outstanding shares: 3/30/19—164.8; 12/31/18—163.5
Additional paid-in capital	651	419
Retained earnings	963	1,051
Accumulated other comprehensive loss	(2,724)	(2,765)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,108)	(1,293)
Noncontrolling interests	18	17
Total stockholders’ equity (deficit)	(1,090)	(1,276)
Total liabilities and stockholders’ equity	$9,993	$9,409
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
Net earnings				151	1
Other comprehensive income			41
Issuance of common stock and stock options exercised	1.2	45
Share repurchase program	(1.2)			(145)
Share-based compensation expense		27
Issuance of common stock for acquisition	1.4	160
Dividends declared				(94)
Balance as of March 30, 2019	165.4	$653	$(2,724)	$963	$18

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				117
Other comprehensive income			54
Issuance of common stock and stock options exercised	1.7	53
Share repurchase program	(0.6)			(66)
Share-based compensation expense		17
ASU 2016-16 Modified Retrospective Adoption				(30)
ASU 2014-09 Modified Retrospective Adoption				127
Dividends declared				(84)
Balance as of March 31, 2018	162.7	$423	$(2,508)	$531	$15

See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Operating
Net earnings attributable to Motorola Solutions, Inc.	$151	$117
Earnings attributable to noncontrolling interests	1	—
Net earnings	152	117
Adjustments to reconcile Net earnings to Net cash provided by (used for) operating activities:
Depreciation and amortization	95	82
Non-cash other charges	10	3
Share-based compensation expense	27	17
Gains on sales of investments and businesses, net	(1)	(11)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	168	195
Inventories	(63)	(9)
Other current assets and contract assets	136	2
Accounts payable, accrued liabilities, and contract liabilities	(261)	(350)
Other assets and liabilities	(6)	(553)
Deferred income taxes	(6)	7
Net cash provided by (used for) operating activities	251	(500)
Investing
Acquisitions and investments, net	(368)	(1,125)
Proceeds from sales of investments and businesses, net	2	77
Capital expenditures	(66)	(41)
Net cash used for investing activities	(432)	(1,089)
Financing
Repayment of debt	(8)	(50)
Net proceeds from issuance of debt	—	1,296
Issuance of common stock	45	53
Purchases of common stock	(145)	(66)
Payments of dividends	(93)	(84)
Net cash provided by (used for) financing activities	(201)	1,149
Effect of exchange rate changes on cash and cash equivalents	22	30
Net decrease in cash and cash equivalents	(360)	(410)
Cash and cash equivalents, beginning of period	1,257	1,268
Cash and cash equivalents, end of period	$897	$858
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$72	$55
Income and withholding taxes, net of refunds	23	36
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of March 30, 2019 and for the three months ended March 30, 2019 and March 31, 2018 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' equity, and statements of cash flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions
On March 11, 2019, the Company announced that it acquired Avtec, Inc. ("Avtec"), a provider of dispatch communications for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be part of both the Products and Systems Integration and Services and Software segments.
On January 7, 2019, the Company announced that it acquired VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million. This acquisition expands the Company's command center software portfolio under the Services and Software segment.
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million in cash.
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million in cash. This acquisition expanded the Company's software portfolio in the command center with additional solutions for Next Generation 9-1-1.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. This was subsequently amended by ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which clarifies that receivables arising from operating leases are not within the scope of the ASU and amends the transition requirements. The ASU is effective for the Company on January 1, 2020 with early adoption permitted beginning as of January 1, 2019. The ASU requires a modified retrospective adoption method. The Company is still evaluating the impact of adoption on its financial statements and disclosures.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Targeted Improvements” (collectively "ASC 842"). ASC 842 establishes a right-of-use model ("ROU") that requires a lessee to recognize a

ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and presentation of expense recognition in the income statement.
The Company adopted ASC 842 as of January 1, 2019 using a modified retrospective transition approach for all leases existing at January 1,2019, the date of the initial application. Consequently, financial information will not be updated and disclosures required under ASC 842 will not be provided for dates and periods before January 1, 2019.
ASC 842 provides for a number of optional practical expedients in transition. The Company elected the practical expedients, which permit the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs under ASC 842. The Company did not elect the "use-of hindsight" practical expedient to determine the lease term or in assessing the likelihood that a lease purchase option will be exercised, allowing it to carry forward the lease term as determined prior to adoption of ASC 842. Finally, the Company also elected the practical expedient related to land easements, which enabled it to continue its accounting treatment for land easements on existing agreements as of January 1, 2019.
ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. A short-term lease is one with a term of 12 months or less, including any optional periods that are reasonably certain of exercise. For those leases that qualify, the exemption allows the Company to not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases at transition. Short-term lease costs are recognized as rent expense on a straight-line basis over the lease term consistent with the Company’s prior accounting. The Company also elected the practical expedient to not separate lease and non-lease components for all current lease categories.
The Company recognized operating lease liabilities of $648 million based on the present value of the remaining minimum rental payments determined under prior lease accounting standards and corresponding ROU assets of $588 million. The $60 million difference between operating lease liabilities and ROU assets recognized is due to deferred rent and exit cost accruals recorded under prior lease accounting standards. ASC 842 requires such balances to be reclassified against ROU assets at transition. In future periods such balances will not be presented separately.
For arrangements where the Company is the lessor, the adoption of ASC 842 did not have a material impact on its financial statements as the majority of its leases are operating leases embedded within managed services contracts. ASC 842 provides a practical expedient for lessors in which the lessor may elect, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for these components as a single component if both of the following are met: (1) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same and (2) the lease component, if accounted for separately, would be classified as an operating lease. The accounting under the practical expedient depends on which component(s) is predominant in the contract. If the non-lease component is predominant, the single component is accounted under ASC Topic 606 Revenue from Contract with Customers and accounting and disclosure under ASC 842 is not applicable. The Company has elected the above practical expedient and determined that non-lease components are predominant and is accounting for the single components as managed service contracts under ASC Topic 606.

2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three months ended March 30, 2019 and March 31, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

	March 30, 2019		March 31, 2018
	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions:
Americas	$813	$352	$699	$296
EMEA	164	199	156	182
Asia Pacific	92	37	97	38
Total	$1,069	$588	$952	$516

Major Products and Services:
Devices	$686	$—	$632	$—
Systems and Systems Integration	383	—	320	—
Services	—	452	—	446
Software	—	136	—	70
Total	$1,069	$588	$952	$516

Customer Type:
Direct	$657	$553	$617	$506
Indirect	412	35	335	10
Total	$1,069	$588	$952	$516
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of March 30, 2019 is $7.0 billion. A total of $3.0 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.6 billion is expected to be recognized in the next 12 months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.0 billion is from Services and Software performance obligations that are not yet satisfied as of March 30, 2019. The determination of Services and Software performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's Services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.3 billion from unsatisfied Services and Software performance obligations over the next 12 months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

	March 30, 2019	December 31, 2018
Accounts receivable, net	$1,150	$1,293
Contract assets	878	1,012
Contract liabilities	1,158	1,263
Non-current contract liabilities	239	214

Revenue recognized during the three months ended March 30, 2019 which was previously included in Contract liabilities as of December 31, 2018 is $393 million, compared to $297 million of revenue recognized during the three months ended March 31, 2018 which was previously included in Contract liabilities as of January 1, 2018. Revenue of $9 million was reversed during the three months ended March 30, 2019 and $9 million of revenue was recognized during the three months ended March 31, 2018 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts.
There were no material impairment losses recognized on contract assets during the three months ended March 30, 2019 and March 31, 2018.
Contract Cost Balances

	March 30, 2019	December 31, 2018
Current contract cost assets	$36	$30
Non-current contract cost assets	99	98
Amortization of contract cost assets was $11 million and $12 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

3. Leases
The Company leases certain office, factory and warehouse space, land, and other equipment, principally under non-cancelable operating leases.
The Company determines if an arrangement is a lease at inception of the contract. The Company's key decisions in determining whether a contract is or contains a lease include establishing whether the supplier has the ability to use other assets to fulfill its service or whether the terms of the agreement enable the Company to control the use of a dedicated asset during the contract term. In the majority of the Company's contracts where it must identify whether a lease is present, it is readily determinable that the Company controls the use of the assets and obtains substantially all of the economic benefit during the term of the contract. In those contracts where identification is not readily determinable, the Company has determined that the supplier has either the ability to use another asset to provide the service or the terms of the contract give the supplier the rights to operate the asset at its discretion during the term of the contract.
ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company's lease payments are typically fixed or contain fixed escalators. The Company has elected to not separate lease and non-lease components for all of its current lease categories and therefore, all consideration is included in the lease liabilities. For the Company's leases consisting of both land and other equipment (i.e. "communication network sites"), future payments are subject to variability due to changes in indices or rates. The Company values its ROU assets and lease liabilities based on the index or rate in effect at lease commencement. Future changes in the indices or rates are accounted for as variable lease costs. Other variable lease costs also include items that are not fixed at lease commencement including property taxes, insurance, and operating charges that vary based on usage. ROU assets also include lease payments made in advance and are net of lease incentives.
As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rates based on the information available at the commencement date in determining the present value of future payments. The Company's incremental borrowing rates are based on the term of the lease, the economic environment of the lease, and the effect of collateralization.
The Company's lease terms range from one to twenty-one years and may include options to extend the lease by one to ten years or terminate the lease after the initial non-cancelable term. The Company does not include options in the determination of the lease term for the majority of leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. However, for the Company's communication network site leases that are necessary to provide services to customers under managed service arrangements, the Company includes options in the lease term to the extent of the customer contracts to which those leases relate.

The components of lease expense are as follows:

Three Months Ended
March 30, 2019
Lease expense:
Operating lease cost	$33
Finance lease cost
Amortization of right-of-use assets	3
Interest on lease liabilities	1
Total finance lease cost	4
Short-term lease cost	2
Variable cost	9
Sublease income	(1)
Net lease expense	$47
Lease assets and liabilities consist of the following:

	Statement Line Classification	March 30, 2019
Assets:
Operating lease assets	Operating lease assets	$593
Finance lease assets	Property, plant, and equipment, net	53
		$646
Current liabilities:
Operating lease liabilities	Accrued liabilities	$116
Finance lease liabilities	Current portion of long-term debt	15
		$131
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$553
Finance lease liabilities	Long-term debt	25
		$578
Other information related to leases is as follows:

Three Months Ended
March 30, 2019
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$33
Net cash used for operating activities related to finance leases	1
Net cash used for financing activities related to finance leases	4
Assets obtained in exchange for lease liabilities:
Operating leases	$27

Three Months Ended
March 30, 2019
Weighted average remaining lease terms (years):
Operating leases	8
Finance leases	3
Weighted average discount rate:
Operating leases	3.74%
Finance leases	4.97%

Future lease payments as of March 30, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019	$102	$13	$115
2020	134	14	148
2021	119	12	131
2022	106	5	111
2023	54	—	54
Thereafter	267	—	267
Total lease payments	782	44	826
Less: Interest	113	4	117
Present value of lease liabilities	$669	$40	$709
Rental expense, net of sublease income, for the year ended December 31, 2018 was $108 million.
At December 31, 2018, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond were as follows:

2019	2020	2021	2022	2023	Beyond
$131	$120	$112	$101	$54	$204

4. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	March 30, 2019	March 31, 2018
Other charges (income):
Intangibles amortization (Note 15)	$50	$41
Reorganization of business (Note 14)	4	8
Legal settlements	(1)	1
Acquisition-related transaction fees	2	17
	$55	$67
During the three months ended March 30, 2019, the Company recognized $2 million of acquisition-related transaction fees for the VaaS and Avtec acquisitions and $17 million for the Avigilon and Plant acquisitions during the three months ended March 31, 2018.

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 30, 2019	March 31, 2018
Interest income (expense), net:
Interest expense	$(60)	$(54)
Interest income	5	8
	$(55)	$(46)
Other:
Net periodic pension and postretirement benefit (Note 8)	$16	$20
Investment impairments	(8)	—
Foreign currency loss	(4)	(11)
Loss on derivative instruments	(4)	(4)
Gains on equity method investments	1	1
Fair value adjustments to equity investments	(1)	—
Other	10	(2)
	$10	$4
During the three months ended March 30, 2019, the Company recognized a foreign currency loss of $4 million, primarily driven by the British pound, and a loss of $4 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
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
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	March 30, 2019	March 31, 2018
Basic earnings per common share:
Earnings	$151	$117
Weighted average common shares outstanding	164.0	161.4
Per share amount	$0.92	$0.73
Diluted earnings per common share:
Earnings	$151	$117
Weighted average common shares outstanding	164.0	161.4
Add effect of dilutive securities:
Share-based awards	4.9	4.2
Senior Convertible Notes	5.7	5.0
Diluted weighted average common shares outstanding	174.6	170.6
Per share amount	$0.86	$0.69
In the computation of diluted earnings per common share for the three months ended March 30, 2019, the assumed exercise of 0.5 million options, including 0.2 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the three months ended March 31, 2018, the assumed exercise of 1.5 million options, including 1.2 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of March 30, 2019, the Company had $800 million of 2.0% Senior Convertible Notes outstanding which mature in September 2020 (the "Senior Convertible Notes"), and are fully convertible. In the event of a conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash and accordingly, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included in our computation of diluted earnings per share. The conversion price is adjusted for dividends declared through the date of settlement. Diluted earnings per share has been calculated based upon the amount by which the average stock price exceeds the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 30, 2019	December 31, 2018
Accounts receivable	$1,208	$1,344
Less allowance for doubtful accounts	(58)	(51)
	$1,150	$1,293
Inventories, Net
Inventories, net, consist of the following:

	March 30, 2019	December 31, 2018
Finished goods	$227	$206
Work-in-process and production materials	340	293
	567	499
Less inventory reserves	(142)	(143)
	$425	$356
Other Current Assets
Other current assets consist of the following:

	March 30, 2019	December 31, 2018
Current contract cost assets (Note 2)	$36	$30
Tax-related deposits	137	138
Other	191	186
	$364	$354
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	March 30, 2019	December 31, 2018
Land	$10	$10
Leasehold improvements	372	362
Machinery and equipment	1,903	1,886
	2,285	2,258
Less accumulated depreciation	(1,348)	(1,363)
	$937	$895
Depreciation expense for the three months ended March 30, 2019 and March 31, 2018 was $45 million and $41 million, respectively.

Investments
Investments consist of the following:

	March 30, 2019	December 31, 2018
Corporate bonds	$—	$1
Common stock	18	19
Strategic investments, at cost	50	62
Company-owned life insurance policies	78	75
Equity method investments	17	12
	$163	$169
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. The Company did not recognize any significant adjustments to the recorded cost basis during the three months ended March 30, 2019.
The Company’s common stock portfolio reflects an investment in a publicly-traded company within the communications services sector and is valued utilizing active market prices for similar instruments. During the three months ended March 30, 2019, the Company recognized $1 million in Other income (expense) related to a decrease in the fair value of the investment.
During the three months ended March 30, 2019, Gains on the sale of investments and businesses were $1 million, compared to $11 million during the three months ended March 31, 2018. During the three months ended March 30, 2019, the Company recorded investment impairment charges of $8 million, representing other-than-temporary declines in the value of the Company’s equity investment portfolio. There were no investment impairments recorded during the three months ended March 31, 2018. Investment impairment charges are included in Other within Other income (expense) in the Company’s Condensed Consolidated Statements of Operations.
Other Assets
Other assets consist of the following:

	March 30, 2019	December 31, 2018
Defined benefit plan assets (Note 8)	$152	$135
Tax receivable	39	39
Non-current contract cost assets (Note 2)	99	98
Other	67	72
	$357	$344
Accrued Liabilities
Accrued liabilities consist of the following:

	March 30, 2019	December 31, 2018
Compensation	$336	$324
Tax liabilities	94	111
Dividend payable	94	93
Trade liabilities	161	185
Operating lease liabilities (Note 3)	116	—
Other	434	497
	$1,235	$1,210

Other Liabilities
Other liabilities consist of the following:

	March 30, 2019	December 31, 2018
Defined benefit plans (Note 8)	$1,527	$1,557
Non-current contract liabilities (Note 2)	239	214
Unrecognized tax benefits	54	51
Deferred income taxes	222	201
Other	222	277
	$2,264	$2,300
Stockholders’ Equity
Share Repurchase Program: During the three months ended March 30, 2019, the Company paid an aggregate of $145 million, including transaction costs, to repurchase approximately 1.2 million shares at an average price of $118.98 per share. As of March 30, 2019, the Company had used approximately $12.6 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended March 30, 2019 and March 31, 2018, the Company paid $93 million and $84 million, respectively, in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the condensed consolidated statements of operations during the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(444)	$(353)
Other comprehensive income before reclassification adjustment	34	51
Tax expense	(4)	(3)
Other comprehensive income, net of tax	30	48
Balance at end of period	$(414)	$(305)
Available-for-Sale Securities:
Balance at beginning of period	$—	$6
Reclassification adjustment into Gains on sales of investments and businesses, net	—	(8)
Tax benefit	—	2
Other comprehensive loss, net of tax	—	(6)
Balance at end of period	$—	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,321)	$(2,215)
Reclassification adjustment - Actuarial net losses into Other income (expense)	17	18
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)
Tax expense	(2)	(2)
Other comprehensive income, net of tax	11	12
Balance at end of period	$(2,310)	$(2,203)
Total Accumulated other comprehensive loss	$(2,724)	$(2,508)

5. Debt and Credit Facilities
As of March 30, 2019, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 30, 2019. During the first quarter of 2018, the Company borrowed $400 million to facilitate the Avigilon acquisition. There were no borrowings outstanding or letters of credit issued under the revolving credit facility as of March 30, 2019.
In conjunction with the Avigilon acquisition in the first quarter of 2018, the Company entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable, indexed to LIBOR, and paid monthly. The weighted average borrowing rate for amounts outstanding during the three months ended March 30, 2019 was 3.75%. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In February of 2018, the Company issued $500 million of 4.60% Senior notes due 2028. The Company recognized net proceeds of $497 million after debt issuance costs and debt discounts. These proceeds were then used to make a $500 million contribution to the Company's U.S. pension plan.
As of March 30, 2019, the Company had $800 million of 2.0% Senior Convertible Notes outstanding with Silver Lake Partners which mature in September 2020 and are fully convertible. The notes are convertible based on a conversion rate of 14.8968, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.13 per share). The exercise price adjusts automatically for dividends. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of March 30, 2019 was $876 million. In the event of a conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.

6. Risk Management
Foreign Currency Risk
As of March 30, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $897 million, compared to $819 million outstanding at December 31, 2018. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 30, 2019, and the corresponding positions as of December 31, 2018:

	Notional Amount
Net Buy (Sell) by Currency	March 30, 2019	December 31, 2018
Euro	$136	$89
Norwegian Krone	34	28
Australian Dollar	(83)	(105)
Chinese Renminbi	(59)	(55)
Brazilian Real	(41)	(41)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 30, 2019, all of the counterparties have investment grade credit ratings. As of March 30, 2019, the Company had $7 million of exposure to aggregate net credit risk with all counterparties.

The following tables summarize the fair values and locations in the condensed consolidated balance sheets of all derivative financial instruments held by the Company as of March 30, 2019 and December 31, 2018:

	Fair Values of Derivative Instruments
March 30, 2019	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	$3
Total derivatives	$7	$3

	Fair Values of Derivative Instruments
December 31, 2018	Other Current Assets	Accrued Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	$4

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	March 30, 2019	March 31, 2018
Effective portion	$2	$(3)	Accumulated other comprehensive loss
Forward points recognized	1	—	Other income (expense)
Undesignated derivatives recognized	(4)	(4)	Other income (expense)
Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and Euro dollar exchange rate fluctuations on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. In accordance with ASU 2017-02, the Company has elected to exclude the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. As of March 30, 2019, the Company had €95 million of net investment hedges in certain Euro functional subsidiaries and £75 million of net investment hedges in certain British pound functional subsidiaries. During the first quarter of 2019, the Company amortized $1 million of income from the excluded components through interest expense.

7. Income Taxes
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
The following table provides details of income taxes:

	Three Months Ended
	March 30, 2019	March 31, 2018
Net earnings before income taxes	$185	$140
Income tax expense	33	23
Effective tax rate	18%	16%

The Company recorded $33 million of net tax expense during the three months ended March 30, 2019, resulting in an effective tax rate of 18%, compared to $23 million of net tax expense during the three months ended March 31, 2018, resulting in an effective tax rate of 16%. The effective tax rates for the three months ended March 30, 2019 of 18% and March 31, 2018 of 16% are lower than the U.S. statutory tax rate of 21% primarily due to excess tax benefits on share-based compensation.

8. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic costs (benefits) for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	51	46	10	10	1	1
Expected return on plan assets	(69)	(68)	(21)	(24)	(3)	(3)
Amortization of:
Unrecognized net loss	12	14	4	3	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Net periodic pension benefit	$(6)	$(8)	$(6)	$(10)	$(5)	$(5)

9. Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Share-based compensation expense included in:
Costs of sales	$4	$2
Selling, general and administrative expenses	16	11
Research and development expenditures	7	4
Share-based compensation expense included in Operating earnings	27	17
Tax benefit	(6)	(4)
Share-based compensation expense, net of tax	$21	$13
Decrease in basic earnings per share	$(0.13)	$(0.08)
Decrease in diluted earnings per share	$(0.12)	$(0.08)
During the three months ended March 30, 2019, the Company granted 0.5 million restricted stock units ("RSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $56 million and $7 million, respectively, and 0.2 million stock options and 0.2 million performance options ("POs") with an aggregate grant-date fair value of $6 million and $7 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
The Company granted an additional 0.4 million of restricted stock in connection with the acquisition of VaaS, with an aggregate grant-date fair value of $38 million related to compensation withheld from the purchase price that will be expensed over an average service period of one year.

10. Fair Value Measurements
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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 30, 2019 and December 31, 2018 were as follows:

March 30, 2019	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock	18	—	18
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3

December 31, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Corporate bonds	1	—	1
Common stock	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4
The Company had no Level 3 holdings as of March 30, 2019 or December 31, 2018.
At March 30, 2019 and December 31, 2018, the Company had $348 million and $734 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at March 30, 2019 and December 31, 2018 was $5.5 billion and $5.4 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months and long-term loans. Long-term receivables consist of the following:

	March 30, 2019	December 31, 2018
Long-term receivables, gross	$35	$33
Less allowance for losses	(2)	(2)
Long-term receivables	33	31
Less current portion	(11)	(7)
Non-current long-term receivables	$22	$24

The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Condensed Consolidated Balance Sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $52 million at March 30, 2019, compared to $62 million at December 31, 2018.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Accounts receivable sales proceeds	$24	$55
Long-term receivables sales proceeds	21	13
Total proceeds from receivable sales	$45	$68
At March 30, 2019, the Company had retained servicing obligations for $944 million of long-term receivables, compared to $970 million at December 31, 2018. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

12. Commitments and Contingencies
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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at March 30, 2019.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

13. Segment Information
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
The following table summarizes Net sales by segment:

	Three Months Ended
	March 30, 2019	March 31, 2018
Products and Systems Integration	$1,069	$952
Services and Software	588	516
	$1,657	$1,468
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	March 30, 2019	March 31, 2018
Products and Systems Integration	$108	$90
Services and Software	121	81
Operating earnings	229	171
Total other expense	(44)	(31)
Earnings before income taxes	$185	$140

14. Reorganization of Business
2019 Charges
During the three months ended March 30, 2019, the Company recorded net reorganization of business charges of $8 million including $4 million of charges in Other charges and $4 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $8 million were charges of $12 million related to employee separation, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 30, 2019	Three Months Ended
Products and Systems Integration	$7
Services and Software	1
$8
The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from January 1, 2019 to March 30, 2019:

	January 1, 2019	Additional Charges	Adjustments	Amount Used	March 30, 2019
Employee separation costs	$84	$12	$(4)	$(14)	$78
Employee Separation Costs
At January 1, 2019, the Company had an accrual of $84 million for employee separation costs. The 2019 additional charges of $12 million represent severance costs for approximately 100 employees. The adjustment of $4 million reflects reversals for accruals no longer needed. The $14 million used reflects cash payments to severed employees. The remaining accrual of $78 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at March 30, 2019, is expected to be paid, primarily within one year, to approximately 700 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
As of January 1, 2019, accruals for exit costs are included in Operating lease liabilities with an offsetting impairment to the Company's ROU assets, all within its Condensed Consolidated Balance Sheets (see Note 3).

2018 Charges
During the three months ended March 31, 2018, the Company recorded net reorganization of business charges of $13 million including $8 million of charges in Other charges and $5 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $22 million related to employee separation costs and $2 million related to exit costs, partially offset by $11 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

March 31, 2018	Three Months Ended
Products and Systems Integration	$9
Services and Software	4
$13

15. Intangible Assets and Goodwill
The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company's condensed consolidated financial statements for the period subsequent to the date of acquisition.
Recent Acquisitions
On March 11, 2019, the Company announced that it acquired Avtec, Inc. ("Avtec"), a provider of dispatch communications for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be a part of both the Products and Systems Integration and Services and Software segments. The Company recognized $73 million of identifiable intangible assets, $59 million of goodwill, and $4 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $49 million of completed technology and $24 million of customer relationship intangibles and will be amortized over a period of 15 years. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts, intangible assets, goodwill, and net assets may be subject to change based on the finalization of assumptions and settlement of working capital considerations.
On January 7, 2019, the Company announced that it acquired VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million to be utilized in the purchase price allocation. This acquisition expands the Company's command center software portfolio under the Services and Software segment. The Company recognized $271 million of goodwill, $141 million of identifiable intangible assets and $21 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $99 million of completed technology that will be amortized over a period of ten years and $42 million of customer relationship intangibles that will be amortized over a period of 15 years. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts, goodwill, intangible assets, and net liabilities may be subject to change based on the finalization of assumptions and settlement of working capital considerations.
The pro forma effects of these acquisitions are not significant.
Avigilon Corporation
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation, a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions. The purchase price of $974 million, consisted of cash payments of $980 million for outstanding common stock, restricted stock units and employee held stock options, net of cash acquired of $107 million, debt assumed of $75 million and transaction costs of $26 million. Prior to the end of the first quarter of 2018, $35 million of the assumed debt was repaid with the remaining $40 million repaid during the second quarter of 2018.
The acquisition of Avigilon has been accounted for at fair value as of the acquisition date, based on the fair value of the total consideration transferred which has been attributed to all identifiable assets acquired and liabilities assumed and measured at fair value. The purchase accounting has been completed as of March 30, 2019. The following table summarizes fair values of assets acquired and liabilities assumed as of the March 28, 2018 acquisition date:

Accounts receivable, net	$67
Inventory	93
Other current assets	18
Property, plant and equipment, net	33
Deferred income taxes	4
Accounts payable	(21)
Accrued liabilities	(28)
Deferred income tax liabilities	(124)
Goodwill	434
Intangible assets	498
Total consideration	$974
Acquired intangible assets consist of $110 million of customer relationships, $380 million of developed technology and $8 million of trade names and will have useful lives of two to twenty years. The fair values of all intangible assets were estimated using the income approach. Customer relationships and developed technology were valued under the excess earnings method which assumes that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible asset. Trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
 Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes.
The pro forma effect of this acquisition was not significant.
Other Acquisitions
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc., the parent company of Airbus DS Communications for a purchase price of $237 million in cash, net cash acquired. This acquisition expanded the Company's software portfolio in the command center with additional solutions for Next Generation 9-1-1. The Company recognized $160 million of goodwill, $80 million of identifiable intangible assets, and $3 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $41 million of customer-related intangibles, $27 million of completed technology and $12 million of trade names. The identifiable intangible assets will be amortized over a period of ten to twenty years. The pro forma effect of this acquisition was not significant.
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$707	$105	$558	$92
Patents	2	2	2	2
Customer-related	1,187	414	1,085	364
Other intangibles	75	34	74	31
	$1,971	$555	$1,719	$489
Amortization expense on intangible assets was $50 million for the three months ended March 30, 2019 and $41 million for the three months ended March 31, 2018. As of March 30, 2019, annual amortization expense is estimated to be $205 million in 2019 and 2020, $202 million in 2021, $200 million in 2022, $99 million in 2023, and $73 million in 2024.

Amortized intangible assets were comprised of the following by segment:

	March 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$559	$46	$510	$38
Services and Software	1,412	509	1,209	451
	$1,971	$555	$1,719	$489
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2019 to March 30, 2019:

	Products and Systems Integration	Services and Software	Total
Balance as of January 1, 2019	$722	$792	$1,514
Goodwill acquired	47	283	330
Purchase accounting adjustments	—	9	9
Foreign currency	—	7	7
Balance as of March 30, 2019	$769	$1,091	$1,860

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended March 30, 2019 and March 31, 2018, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Executive Overview
Recent Acquisitions and Developments
On March 11, 2019, we announced that we acquired Avtec, Inc. ("Avtec"), a provider of dispatch communications for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands our commercial portfolio with new capabilities, allowing us to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be part of both the Products and Systems Integration and Services and Software segments.
On January 7, 2019, we announced that we acquired VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million. This acquisition expands our command center software portfolio under the Services and Software segment.
We reached an agreement with the U.K. Home Office during the third quarter of 2018 on terms for the new direction of the U.K. Emergency Services Network (“ESN”) that we expect to sign during the second quarter of 2019.
On March 28, 2018, we completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million in cash.
On March 7, 2018, we completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million in cash. This acquisition expanded our software portfolio in the command center with additional solutions for Next Generation 9-1-1.

Our Business
We are a leading global provider of mission-critical communications. Our technology platforms in communications, software, video, and services make cities safer and help communities and businesses thrive. We are ushering in a new era in public safety and security. We serve our customers with a global footprint of sales in more than 100 countries and 17,000 employees worldwide based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video solutions, such as video cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video solutions typically managing a mobile workforce. In the first quarter of 2019, the segment’s net sales were $1.1 billion, representing 65% of our consolidated net sales.
Services and Software: The Services and Software segment provides a broad range of solution offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer or Motorola Solutions-owned networks. Software includes a public safety and enterprise command center software suite, unified communications applications, and video software solutions, delivered both on premise and “as a service.” In the first quarter of 2019, the segment’s net sales were $588 million, representing 35% of our consolidated net sales.

First Quarter Financial Results

•	Net sales were $1.7 billion in the first quarter of 2019 compared to $1.5 billion in the first quarter of 2018 and driven by growth in the Americas and EMEA.

•	Operating earnings were $229 million in the first quarter of 2019 compared to $171 million in the first quarter of 2018.

•
Earnings attributable to Motorola Solutions, Inc. were $151 million, or $0.86 per diluted common share, in the first quarter of 2019, compared to $117 million, or $0.69 per diluted common share, in the first quarter of 2018.

•
Our operating cash flow increased $751 million to $251 million in the first quarter of 2019 compared to the first quarter of 2018. The increase is primarily driven by the $500 million voluntary contribution to our U.S. pension plan in the first quarter of 2018.

•	We invested $445 million of cash and equity for VaaS International Holdings, and $136 million in cash for Avtec, Inc., repurchased $145 million of common stock, and paid $93 million in dividends.
Segment Financial Highlights
A summary of our segment results for the first quarter of 2019 is as follows:

•
In the Products and Systems Integration segment, net sales were $1.1 billion in the first quarter of 2019, an increase of $117 million, or 12% compared to $952 million in the first quarter of 2018. On a geographic basis, net sales increased in the Americas and EMEA, partially offset by AP, compared to the year-ago quarter. Operating earnings were $108 million in the first quarter of 2019, compared to $90 million in the first quarter of 2018. Operating margin increased in 2019 to 10.1% from 9.5% in 2018 driven by higher sales and gross margin, offset by higher operating expenses associated with acquisitions.

•
In the Services and Software segment, net sales were $588 million in the first quarter of 2019, an increase of $72 million, or 14% compared to net sales of $516 million in the first quarter of 2018. On a geographic basis, net sales increased in the Americas and EMEA, partially offset by AP, compared to the year-ago quarter. Operating earnings were $121 million in the first quarter of 2019, compared to $81 million in the first quarter of 2018. Operating margin increased in 2019 to 20.6% from 15.7% in 2018 driven by higher sales and gross margin, offset by higher operating expenses associated with acquisitions.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 30, 2019	% of Sales*	March 31, 2018	% of Sales*
Net sales from products	$945		$801
Net sales from services	712		667
Net sales	1,657		1,468
Costs of products sales	444	47.0%	383	47.8%
Costs of services sales	440	61.8%	416	62.4%
Costs of sales	884		799
Gross margin	773	46.7%	669	45.6%
Selling, general and administrative expenses	327	19.7%	279	19.0%
Research and development expenditures	162	9.8%	152	10.4%
Other charges	55	3.3%	67	4.6%
Operating earnings	229	13.8%	171	11.6%
Other income (expense):
Interest expense, net	(55)	(3.3)%	(46)	(3.1)%
Gains on sales of investments and businesses, net	1	—%	11	0.7%
Other	10	0.6%	4	0.3%
Total other expense	(44)	(2.7)%	(31)	(2.1)%
Net earnings before income taxes	185	11.2%	140	9.5%
Income tax expense	33	2.0%	23	1.6%
Net earnings	152	9.2%	117	8.0%
Less: Earnings attributable to noncontrolling interests	1	—%	—	—%
Net earnings attributable to Motorola Solutions, Inc.	$151	9.1%	$117	8.0%
Earnings per diluted common share	$0.86		$0.69
* Percentages may not add due to rounding

Results of Operations—Three months ended March 30, 2019 compared to three months ended March 31, 2018
The results of operations for the first quarter of 2019 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018	% Change
Net sales from Products and Systems Integration	$1,069	$952	12%
Net sales from Services and Software	588	516	14%
Net sales	$1,657	$1,468	13%
The Products and Systems Integration segment’s net sales represented 65% of our consolidated net sales in the first quarter of 2019 and 2018. The Services and Software segment’s net sales represented 35% of our consolidated net sales in the first quarter of 2019 and 2018.
Net sales were up $189 million, or 13%, compared to the first quarter of 2018. The increase in net sales was driven by the Americas and EMEA, partially offset by AP, with a 12% increase in the Products and Systems Integration segment and a 14% increase in the Services and Software segment. This growth includes:

•	$137 million of revenue from the acquisitions of VaaS and Avtec in the first quarter of 2019 and Avigilon and Plant which were acquired towards the end of the first quarter of 2018;

•	partially offset by $38 million from unfavorable currency rates.
Regional results include:

•	growth in the Americas region of 17% across both the Products and Systems Integration and the Services and Software segments, inclusive of revenue from acquisitions;

•
growth in the EMEA region of 7% primarily due to both Services and Software within our Services and Software segment and Devices within our Products and Systems Integration segment, inclusive of revenue from acquisitions; and

•	a decline in the AP region of 5% due to currency headwinds and lower sales in China.
Products and Systems Integration
The 12% increase in the Products and Systems Integration segment was driven by the following:

•	$75 million of revenue from the acquisitions of Avtec in the first quarter of 2019 and Avigilon and Plant which were acquired near the end of the first quarter of 2018;

•	20% growth in Systems and Systems Integration revenue in the first quarter of 2019, as compared to the first quarter of 2018 driven by system deployments in the Americas and revenue from Avigilon; and

•	9% growth in Devices revenue primarily due to the acquisition of Avigilon along with strong demand for land mobile radio ("LMR") in the Americas and EMEA.
Services and Software
The 14% increase in the Services and Software segment was driven by the following:

•	$62 million of revenue primarily from the acquisitions of VaaS in the first quarter of 2019 and Avigilon and Plant which were acquired near the end of the first quarter of 2018;

•	1% growth in Services, driven by growth in both maintenance and managed service revenues, and revenue from the acquisition of Plant, partially offset by unfavorable currency headwinds; and

•	94% growth in Software, driven primarily by revenue from the acquisitions of VaaS, Avigilon, and Plant, and growth in our command center software suite.

Gross Margin

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018	% Change
Gross margin	$773	$669	16%
Gross margin was 46.7% of net sales in the first quarter of 2019 compared to 45.6% in the first quarter of 2018. The primary drivers of the increase are as follows:

•
higher margins within the Services and Software segment primarily driven by higher margin contribution within our Software portfolio from acquisitions and operational improvements and efficiencies in service delivery costs of our Services portfolio; and

•	higher margins in the Products and Systems Integration segment primarily driven by Systems and Systems Integration, partially offset by a slight decline in our Devices margins due to product mix.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018	% Change
Selling, general and administrative expenses	$327	$279	17%
SG&A expenses increased 17% compared to the first quarter of 2018. SG&A expenses were 19.7% of net sales compared to 19.0% of net sales in the first quarter of 2018. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses.
Research and Development Expenditures

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018	% Change
Research and development expenditures	$162	$152	7%
R&D expenditures increased 7%. The increase in R&D expenditures is primarily due to increased expenses associated with acquired businesses. R&D expenditures were 9.8% of net sales compared to 10.4% of net sales in the first quarter of 2018.
Other Charges

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Other charges	$55	$67
The Other charges in the first quarter of 2019 as compared to the first quarter of 2018 can be summarized as follows:

•	$2 million of charges for acquisition-related transaction fees in the first quarter of 2019 as compared to $17 million in the first quarter of 2018; and

•
$4 million of net reorganization of business charges in the first quarter of 2019 as compared to $8 million in the first quarter of 2018, (see further detail in “Reorganization of Businesses” section);

•	partially offset by $50 million of amortization of intangibles in the first quarter of 2019 compared to $41 million in the first quarter of 2018, driven by acquisitions.

Operating Earnings

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Operating earnings from Products and Systems Integration	$108	$90
Operating earnings from Services and Software	121	81
Operating earnings	$229	$171
Operating earnings were up $58 million, or 34%, compared to the first quarter of 2018. The increase in Operating earnings was due to:

•
Services and Software segment, which was up $40 million from the first quarter of 2018 compared to the first quarter of 2019, driven by higher sales and gross margin, and partially offset by higher operating expenses related to acquisitions; and

•
Products and Systems Integration, which was up $18 million from the first quarter of 2018 compared to the first quarter of 2019, driven by higher sales and gross margin, and partially offset by higher operating expenses related to acquisitions.

Net Interest Expense

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Interest expense, net	$(55)	$(46)
The increase in net interest expense in the first quarter of 2019 compared to the first quarter of 2018 was a result of $1.3 billion of debt issued towards the end of the first quarter of 2018.
Gains on Sales of Investments and Businesses, net

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Gains on sales of investments and businesses, net	$1	$11
Net gains on sales of investments and businesses were $1 million in the first quarter of 2019 compared to $11 million during the first quarter of 2018. The net gains were related to the sales of various equity investments.
Other

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Other	$10	$4
The net Other income in the first quarter of 2019 as compared to the first quarter of 2018 was primarily comprised of:

•	$10 million of other non-operating income in the first quarter of 2019, as compared to expense of $2 million in the first quarter of 2018;

•	foreign currency losses of $4 million in the first quarter of 2019 as compared to $11 million in the first quarter of 2018; and

•	a $4 million loss on derivative instruments in the first quarter of 2019 and 2018;

•	partially offset by $8 million of investment impairments; and

•	$16 million of net periodic pension and postretirement benefit in the first quarter of 2019 as compared to $20 million in the first quarter of 2018.

Effective Tax Rate

	Three Months Ended
(In millions)	March 30, 2019	March 31, 2018
Income tax expense	$33	$23
Income tax expense increased by $10 million compared to the first quarter of 2018, for an effective tax rate of 18%. Our effective tax rates for the first quarter of 2019 of 18% and the first quarter of 2018 of 16% were lower than the current U.S. federal statutory rate of 21% primarily due to excess tax benefits on share-based compensation.

Reorganization of Business
During the first quarter of 2019, we recorded net reorganization of business charges of $8 million including $4 million of charges recorded within Other charges and $4 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $8 million were charges of $12 million related to employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
During the first quarter of 2018, we recorded net reorganization of business charges of $13 million including $8 million of charges recorded within Other charges and $5 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $22 million related to employee separation costs and $2 million related to exit costs, partially offset by $11 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	March 30, 2019	March 31, 2018
Products and Systems Integration	$7	$9
Services and Software	1	4
	$8	$13
Cash payments for employee severance in connection with the reorganization of business plans were $14 million in the first quarter of 2019 and employee severance and exit costs were $15 million in the first quarter of 2018. The reorganization of business accrual at March 30, 2019 was $78 million, of which relate to employee separation costs that are expected to be paid within one year.
As of January 1, 2019, accruals for exit costs are included in Operating lease liabilities with an offsetting impairment to our right-of use assets ("ROU"), all within our Condensed Consolidated Balance Sheets (see Note 3 of our condensed consolidated financial statements).

Liquidity and Capital Resources

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows provided by (used for):
Operating activities	$251	$(500)
Investing activities	(432)	(1,089)
Financing activities	(201)	1,149
Effect of exchange rates on cash and cash equivalents	22	30
Decrease in cash and cash equivalents	$(360)	$(410)
Cash and Cash Equivalents
At March 30, 2019, $405 million of the $897 million cash and cash equivalents balance was held in the U.S. and $492 million was held by us or our subsidiaries in other countries, with approximately $138 million held in the United Kingdom. Restricted cash was $11 million at March 30, 2019 and December 31, 2018.

Operating Activities
The increase in operating cash flows from the first quarter of 2018 to the first quarter of 2019 was driven by (see additional discussion under "Sales of Receivables" below):

•	a $500 million debt-funded voluntary contribution to our U.S. pension plan in the first quarter of 2018;

•	annual incentive compensation payments being made in the first quarter of 2018, compared to the second quarter in 2019; and

•	higher earnings in the first quarter of 2019 as compared to the first quarter of 2018;

•	partially offset by $17 million of higher interest payments driven by additional debt issued towards the end of first quarter of 2018.
Investing Activities
The decrease in net cash used by investing activities from the first quarter of 2018 to the first quarter of 2019 was primarily due to:

•
a $757 million decrease in acquisitions and investments, primarily driven by cash used for the purchases of VaaS and Avtec for $231 million and $136 million, respectively, as compared to the first quarter of 2018 when we made acquisitions of Avigilon and Plant Holdings for $887 million and $237 million, respectively; and

•
$75 million of lower proceeds from sales of investments and businesses, driven by $60 million of excess cash withdrawn from company-sponsored life insurance investments in the first quarter of 2018; and

•
partially offset by a $25 million increase in capital expenditures in the first quarter of 2019 as compared to the first quarter of 2018, primarily due to the network builds for Airwave and ESN, as well as expenditures for Avigilon.

Financing Activities
The increase in cash used for financing activities in the first quarter of 2019 as compared to the cash provided by financing activities in the first quarter of 2018 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" below):

•	$1.3 billion of debt issuance in the first quarter of 2018; and

•	a $79 million increase in our share repurchase program in the first quarter of 2019 as compared to the first quarter of 2018.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Accounts receivable sales proceeds	$24	$55
Long-term receivables sales proceeds	21	13
Total proceeds from sales of accounts receivable	$45	$68
The proceeds of our receivable sales are included in "Operating activities" within our Condensed Consolidated Statements of Cash Flows.
At March 30, 2019, the Company had retained servicing obligations for $944 million of long-term receivables, compared to $970 million at December 31, 2018. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding long-term debt of $5.3 billion, including the current portions of $28 million and $31 million at March 30, 2019 and December 31, 2018, respectively.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a term loan for $400 million with a maturity date of March 26, 2021 (the "Term Loan"). Interest on the Term Loan is variable, indexed to London Inter-bank Offered Rate ("LIBOR"), and paid monthly. The weighted average borrowing rate for amounts outstanding during the three months ended March 30, 2019 was 3.75%. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.

In February of 2018, we issued $500 million of 4.60% Senior notes due 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan in the first quarter of 2018.
As of March 30, 2019, we had $800 million of 2.0% Senior Convertible Notes outstanding with Silver Lake Partners which mature in September 2020 and are fully convertible. The notes are convertible based on a conversion rate of 14.8968, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a published conversion price of $67.13 per share). The exercise price adjusts automatically for dividends. In the event of a conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.
Credit Facilities
As of March 30, 2019, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 30, 2019. During the first quarter of 2018, we borrowed $400 million to facilitate the Avigilon acquisition. There were no borrowings outstanding or letters of credit issued under the revolving credit facility as of March 30, 2019.
Share Repurchase Program
During the three months ended March 30, 2019, we paid an aggregate of $145 million, including transaction costs, to repurchase approximately 1.2 million shares at an average price of $118.98 per share. As of March 30, 2019, we had used approximately $12.6 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.
Dividends
During the first quarter of 2019, we paid $93 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $94 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
Outstanding Commitments: We had outstanding commitments to provide long-term financing to third parties totaling $52 million at March 30, 2019, compared to $62 million at December 31, 2018.
Other Contingencies
There were no significant changes impacting our commitments and contingencies during the three months ended March 30, 2019.

Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires us to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. This was subsequently amended by ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which clarifies that receivables arising from operating leases are not within the scope of the ASU and amends the transition requirements. The ASU is effective for us on January 1, 2020 with early adoption permitted beginning as of January 1, 2019. The ASU requires a modified retrospective adoption method. We are still evaluating the impact of adoption on our financial statements and disclosures.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases," which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Targeted Improvements” (collectively "ASC 842"). ASC 842 establishes a right-of-use model ("ROU") that requires a lessee to recognize a

ROU asset and lease liability on the balance sheet for all leases with an initial term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and presentation of expense recognition in the income statement.
We adopted ASC 842 as of January 1, 2019 using a modified retrospective transition approach for all leases existing at January 1,2019, the date of the initial application. Consequently, financial information will not be updated and disclosures required under ASC 842 will not be provided for dates and periods before January 1, 2019.
ASC 842 provides for a number of optional practical expedients in transition. We elected the practical expedients, which permit us to not reassess prior conclusions about lease identification, lease classification and initial direct costs under ASC 842. We did not elect the "use-of hindsight" practical expedient to determine the lease term or in assessing the likelihood that a lease purchase option will be exercised, allowing us to carry forward the lease term as determined prior to adoption of ASC 842. Finally, we also elected the practical expedient related to land easements, which enabled us to continue our accounting treatment for land easements on existing agreements as of January 1, 2019.
ASC 842 also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. A short-term lease is one with a term of 12 months or less, including any optional periods that are reasonably certain of exercise. For those leases that qualify, the exemption allows us to not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases at transition. Short-term lease costs are recognized as rent expense on a straight-line basis over the lease term consistent with our prior accounting. We also elected the practical expedient to not separate lease and non-lease components for all current lease categories.
We recognized operating lease liabilities of $648 million based on the present value of the remaining minimum rental payments determined under prior lease accounting standards and corresponding ROU assets of $588 million. The $60 million difference between operating lease liabilities and ROU assets recognized is due to deferred rent and exit cost accruals recorded under prior lease accounting standards. ASC 842 requires such balances to be reclassified against ROU assets at transition. In future periods such balances will not be presented separately.
For arrangements where we are the lessor, the adoption of ASC 842 did not have a material impact on our financial statements as the majority of our leases are operating leases embedded within managed services contracts. ASC 842 provides a practical expedient for lessors in which the lessor may elect, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for these components as a single component if both of the following are met: (1) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same and (2) the lease component, if accounted for separately, would be classified as an operating lease. The accounting under the practical expedient depends on which component(s) is predominant in the contract. If the non-lease component is predominant, the single component is accounted under ASC Topic 606 Revenue from Contract with Customers and accounting and disclosure under ASC 842 is not applicable. We have elected the above practical expedient and determined that non-lease components are predominant and is accounting for the single components as managed service contracts under ASC Topic 606.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of March 30, 2019, we had outstanding foreign exchange contracts with notional amounts totaling $897 million, compared to $819 million outstanding as of December 31, 2018. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 30, 2019, and the corresponding positions as of December 31, 2018:

	Notional Amount
Net Buy (Sell) by Currency	March 30, 2019	December 31, 2018
Euro	$136	$89
Norwegian Krone	34	28
Australian Dollar	(83)	(105)
Chinese Renminbi	(59)	(55)
Brazilian Real	(41)	(41)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Financial Statements,” about: (a) the recognition of revenue in future periods, and (b) our ability to settle the principal amount of the Senior Convertible Notes in cash, (2) “Management's Discussion and Analysis,” about: (a) trends affecting our business, including: (i) the impact of global economic and political conditions (ii) the impact of acquisitions on our business, (iii) the growth of our Services and Software segment and the resulting impact on operating margin, (iv) the focus on Services and Software and our expected growth opportunities, (b) the accuracy of the reserve estimate related to an environmental liability, (c) the expectation that we will sign an agreement with the U.K. Home Office for ESN during the second quarter of 2019, (d) our business strategies and expected results, (e) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (f) our ability and cost to repatriate funds, (g) our ability to settle the principal amount of the Senior Convertible Notes in cash, (h) our ability and cost to access the capital markets at our current ratings, (i) our ability to borrow and the amount available under our credit facilities, (j) our plans with respect to the level of outstanding debt, (k) the return of capital to shareholders through dividends and/or repurchasing shares, (l) the adequacy of our cash balances to meet current operating requirements, (m) potential contractual damages claims, and (n) the outcome and effect of ongoing and future legal proceedings, (3) The impact of new FASB Accounting Standards Updates on our financial statements, (4) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (5) "Controls and Procedures," about the implementation of our enterprise resource planning systems, and (6) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document, in Part I, “Item 1A: Risk Factors” on pages 9 through 21 of our 2018 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. Effective January 1, 2019, we adopted the new lease accounting standard ASU No. 2016-02. We have implemented new accounting processes related to lease accounting and related disclosures, including related control activities. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 9 through 21 of the Company’s 2018 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 3, 2019, as partial consideration for the acquisition of VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location, we issued 1,802,379 shares of the Company at a fair value of $198 million, inclusive of $38 million related to compensation withheld from the purchase that will be expensed over an average service period of one year, to certain of the former owners of VaaS. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 30, 2019.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/28/18 to 01/23/19	1,077,188	$116.04	1,077,188	$1,451,377,126
02/21/19 to 03/27/19	142,145	$141.23	142,145	$1,431,301,601
Total	1,219,333	$118.98	1,219,333

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of March 30, 2019, the Company had used approximately $12.6 billion, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2019-2021 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 14, 2019.
*10.2	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after February 14, 2019.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2019 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 2, 2019

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	2019-2021 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 14, 2019.
*10.2	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after February 14, 2019.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith