Form 10-Q
period 2019-06-29
Motorola Solutions, Inc.
filed 2019-08-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-7221
___________________________________________
MOTOROLA SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	36-1115800
(State of Incorporation)	(I.R.S. Employer Identification No.)
500 W. Monroe Street,	60661
Chicago,	Illinois
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(847) 576-5000
____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class			Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	$0.01	Par Value	MSI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 15, 2019 was 165,555,527.

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales from products	$1,118	$1,042	$2,063	$1,842
Net sales from services	742	718	1,454	1,385
Net sales	1,860	1,760	3,517	3,227
Costs of products sales	490	485	934	867
Costs of services sales	439	453	879	869
Costs of sales	929	938	1,813	1,736
Gross margin	931	822	1,704	1,491
Selling, general and administrative expenses	351	316	676	594
Research and development expenditures	170	162	333	314
Other charges	61	71	116	138
Operating earnings	349	273	579	445
Other income (expense):
Interest expense, net	(56)	(58)	(111)	(104)
Gains (losses) on sales of investments and businesses, net	3	(1)	4	10
Other, net	(21)	13	(12)	16
Total other expense	(74)	(46)	(119)	(78)
Net earnings before income taxes	275	227	460	367
Income tax expense	67	46	100	69
Net earnings	208	181	360	298
Less: Earnings attributable to non-controlling interests	1	1	2	1
Net earnings attributable to Motorola Solutions, Inc.	$207	$180	$358	$297
Earnings per common share:
Basic	$1.25	$1.11	$2.18	$1.83
Diluted	$1.18	$1.05	$2.04	$1.73

Weighted average common shares outstanding:
Basic	164.9	162.2	164.4	161.7
Diluted	176.1	171.7	175.3	171.1
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings	$208	$181	$360	$298
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(23)	(86)	7	(38)
Marketable securities	—	—	—	(6)
Defined benefit plans	10	14	21	26
Total other comprehensive loss, net of tax	(13)	(72)	28	(18)
Comprehensive income	195	109	388	280
Less: Earnings attributable to non-controlling interests	1	1	2	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$194	$108	$386	$279
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	June 29, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$953	$1,246
Restricted cash	11	11
Total cash and cash equivalents	964	1,257
Accounts receivable, net	1,206	1,293
Contract assets	913	1,012
Inventories, net	424	356
Other current assets	324	354
Total current assets	3,831	4,272
Property, plant and equipment, net	940	895
Operating lease assets	567	—
Investments	175	169
Deferred income taxes	913	985
Goodwill	1,852	1,514
Intangible assets, net	1,332	1,230
Other assets	364	344
Total assets	$9,974	$9,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$28	$31
Accounts payable	544	592
Contract liabilities	1,187	1,263
Accrued liabilities	1,117	1,210
Total current liabilities	2,876	3,096
Long-term debt	5,315	5,289
Operating lease liabilities	504	—
Other liabilities	2,233	2,300
Stockholders’ Equity
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 6/29/19—165.7; 12/31/18—164.0
Outstanding shares: 6/29/19—165.1; 12/31/18—163.5
Additional paid-in capital	714	419
Retained earnings	1,051	1,051
Accumulated other comprehensive loss	(2,737)	(2,765)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(970)	(1,293)
Non-controlling interests	16	17
Total stockholders’ equity (deficit)	(954)	(1,276)
Total liabilities and stockholders’ equity	$9,974	$9,409
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
Net earnings				151	1
Other comprehensive income			41
Issuance of common stock and stock options exercised	1.2	45
Share repurchase program	(1.2)			(145)
Share-based compensation expense		27
Issuance of common stock for acquisition of VaaS	1.4	160
Dividends declared $0.57 per share				(94)
Balance as of March 30, 2019	165.4	$653	$(2,724)	$963	$18
Net earnings				207	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	0.5	33
Share repurchase program	(0.2)			(25)
Share-based compensation expense		30
Dividends declared $0.57 per share				(94)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of June 29, 2019	165.7	$716	$(2,737)	$1,051	$16

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				117
Other comprehensive income			54
Issuance of common stock and stock options exercised	1.7	53
Share repurchase program	(0.6)			(66)
Share-based compensation expense		17
ASU 2016-16 modified retrospective adoption				(30)
ASU 2014-09 modified retrospective adoption				127
Dividends declared $0.52 per share				(84)
Balance as of March 31, 2018	162.7	$423	$(2,508)	$531	$15
Net earnings				180	1
Other comprehensive loss			(72)
Issuance of common stock and stock options exercised	0.1	6
Share-based compensation expense		17
Dividends declared $0.52 per share				(84)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of June 30, 2018	162.8	$446	$(2,580)	$627	$15
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Operating
Net earnings attributable to Motorola Solutions, Inc.	$358	$297
Earnings attributable to non-controlling interests	2	1
Net earnings	360	298
Adjustments to reconcile Net earnings to Net cash provided by (used for) operating activities:
Depreciation and amortization	191	178
Non-cash other charges	4	6
Share-based compensation expense	57	34
Gains on sales of investments and businesses, net	(4)	(10)
Loss from the extinguishment of long term debt	43	—
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	110	206
Inventories	(61)	37
Other current assets and contract assets	128	43
Accounts payable, accrued liabilities, and contract liabilities	(345)	(340)
Other assets and liabilities	2	(558)
Deferred income taxes	17	31
Net cash provided by (used for) operating activities	502	(75)
Investing
Acquisitions and investments, net	(371)	(1,153)
Proceeds from sales of investments and businesses, net	10	79
Capital expenditures	(129)	(82)
Net cash used for investing activities	(490)	(1,156)
Financing
Repayment of debt	(666)	(197)
Net proceeds from issuance of debt	645	1,295
Issuance of common stock	70	59
Purchases of common stock	(170)	(66)
Payments of dividends	(187)	(168)
Payments of dividends to non-controlling interests	(3)	(1)
Net cash provided by (used for) financing activities	(311)	922
Effect of exchange rate changes on total cash and cash equivalents	6	(18)
Net decrease in total cash and cash equivalents	(293)	(327)
Total cash and cash equivalents, beginning of period	1,257	1,268
Total cash and cash equivalents, end of period	$964	$941
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$112	$93
Income and withholding taxes, net of refunds	70	56
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of June 29, 2019 and for the three and six months ended June 29, 2019 and June 30, 2018 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 29, 2019 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions
On July 11, 2019, the Company acquired WatchGuard, Inc. ("WatchGuard"), a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million of cash, net of cash acquired. The acquisition expands the Company's video security solutions platform.
On March 11, 2019, the Company announced that it acquired Avtec, Inc. ("Avtec"), a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities.
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
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million in cash, net of cash acquired, debt assumed, and transaction costs paid.
On March 7, 2018, the Company completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million in cash, net of cash acquired. This acquisition expanded the Company's software portfolio in the command center with additional solutions for Next Generation 9-1-1.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for the Company on January 1, 2020. The ASU requires a modified retrospective adoption method. The Company is still evaluating the impact of adoption on its financial statements and disclosures.

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
The Company adopted ASC 842 as of January 1, 2019 using a modified retrospective transition approach for all leases existing at January 1, 2019, the date of the initial application. Consequently, financial information will not be updated and disclosures required under ASC 842 will not be provided for dates and periods before January 1, 2019.
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
As of January 1, 2019, the Company recognized operating lease liabilities of $648 million based on the present value of the remaining minimum rental payments determined under prior lease accounting standards and corresponding ROU assets of $588 million. The $60 million difference between operating lease liabilities and ROU assets recognized is due to deferred rent and exit cost accruals recorded under prior lease accounting standards. ASC 842 requires such balances to be reclassified against ROU assets at transition.
For arrangements where the Company is the lessor, the adoption of ASC 842 did not have a material impact on its financial statements as the majority of its leases are operating leases embedded within managed services contracts. ASC 842 provides a practical expedient for lessors in which the lessor may elect, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for these components as a single component if both of the following are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The accounting under the practical expedient depends on which component(s) is predominant in the contract. If the non-lease component is predominant, the single component is accounted under ASC Topic 606 "Revenue from Contracts with Customers" and accounting and disclosure under ASC 842 is not applicable. The Company has elected the above practical expedient and determined that non-lease components are predominant and is accounting for the single components as managed service contracts under ASC Topic 606.

2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three and six months ended June 29, 2019 and June 30, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

	Three Months Ended
	June 29, 2019		June 30, 2018
	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions:
Americas	$969	$378	$878	$331
EMEA	152	204	188	194
Asia Pacific	117	40	123	46
	$1,238	$622	$1,189	$571

Major Products and Services:
Devices	$809	$—	$725	$—
Systems and Systems Integration	429	—	464	—
Services	—	469	—	456
Software	—	153	—	115
	$1,238	$622	$1,189	$571

Customer Type:
Direct	$771	$582	$740	$537
Indirect	467	40	449	34
	$1,238	$622	$1,189	$571

	Six Months Ended
	June 29, 2019		June 30, 2018
	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions:
Americas	$1,782	$730	$1,576	$627
EMEA	317	402	345	375
Asia Pacific	208	78	220	84
	$2,307	$1,210	$2,141	$1,086

Major Products and Services:
Devices	$1,495	$—	$1,356	$—
Systems and Systems Integration	812	—	785	—
Services	—	921	—	902
Software	—	289	—	184
	$2,307	$1,210	$2,141	$1,086

Customer Type:
Direct	$1,429	$1,135	$1,357	$1,042
Indirect	878	75	784	44
	$2,307	$1,210	$2,141	$1,086

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of June 29, 2019 is $7.3 billion. A total of $3.1 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.7 billion is expected to be recognized in the next 12 months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.2 billion is from Services and Software performance obligations that are not yet satisfied as of June 29, 2019. The determination of Services and Software performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.2 billion from unsatisfied Services and Software performance obligations over the next 12 months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

	June 29, 2019	December 31, 2018
Accounts receivable, net	$1,206	$1,293
Contract assets	913	1,012
Contract liabilities	1,187	1,263
Non-current contract liabilities	263	214

Revenue recognized during the three months ended June 29, 2019 which was previously included in Contract liabilities as of March 30, 2019 is $340 million, compared to $365 million of revenue recognized during the three months ended June 30, 2018 which was previously included in Contract liabilities as of April 1, 2018. Revenue recognized during the six months ended June 29, 2019 which was previously included in Contract liabilities as of December 31, 2018 is $600 million, compared to $541 million of revenue recognized during the six months ended June 30, 2018 which was previously included in Contract liabilities as of January 1, 2018. Adjustments to revenue for the three and six months ended June 29, 2019 and June 30, 2018 driven by changes in the estimates of progress on system contracts was immaterial.
There were no material impairment losses recognized on contract assets during the three and six months ended June 29, 2019 and June 30, 2018.

Contract Cost Balances

	June 29, 2019	December 31, 2018
Current contract cost assets	$37	$30
Non-current contract cost assets	98	98

Amortization of contract cost assets was $11 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $22 million and $23 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

The components of lease expense are as follows:

June 29, 2019	Three Months Ended	Six Months Ended
Lease expense:
Operating lease cost	$33	$65
Finance lease cost
Amortization of right-of-use assets	3	6
Interest on lease liabilities	—	1
Total finance lease cost	3	7
Short-term lease cost	1	3
Variable cost	8	17
Sublease income	(1)	(2)
Net lease expense	$44	$90

Lease assets and liabilities consist of the following:

	Statement Line Classification	June 29, 2019
Assets:
Operating lease assets	Operating lease assets	$567
Finance lease assets	Property, plant, and equipment, net	50
		$617
Current liabilities:
Operating lease liabilities	Accrued liabilities	$118
Finance lease liabilities	Current portion of long-term debt	14
		$132
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$504
Finance lease liabilities	Long-term debt	22
		$526

Other information related to leases is as follows:

Six Months Ended
June 29, 2019
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$80
Net cash used for operating activities related to finance leases	1
Net cash used for financing activities related to finance leases	8
Assets obtained in exchange for lease liabilities:
Operating leases	$45

June 29, 2019
Weighted average remaining lease terms (years):
Operating leases	8
Finance leases	3
Weighted average discount rate:
Operating leases	3.76%
Finance leases	4.97%

Future lease payments as of June 29, 2019 are as follows:

	Operating Leases	Finance Leases	Total
2019	$58	$8	$66
2020	136	14	150
2021	121	12	133
2022	105	5	110
2023	55	—	55
Thereafter	247	—	247
Total lease payments	722	39	761
Less: Interest	100	3	103
Present value of lease liabilities	$622	$36	$658

Rental expense, net of sublease income, for the year ended December 31, 2018 was $108 million.
At December 31, 2018, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond were as follows:

2019	2020	2021	2022	2023	Beyond
$131	$120	$112	$101	$54	$204

4. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Other charges:
Intangibles amortization (Note 15)	$52	$53	$102	$94
Reorganization of business (Note 14)	8	18	12	26
Legal settlements	1	—	—	1
Acquisition-related transaction fees	—	—	2	17
	$61	$71	$116	$138

During the six months ended June 29, 2019, the Company recognized $2 million of acquisition-related transaction fees for the VaaS and Avtec acquisitions and $17 million for the Avigilon and Plant acquisitions during the six months ended June 30, 2018.

Other Income (Expense)
Interest expense, net, and Other, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest income (expense), net:
Interest expense	$(59)	$(63)	$(119)	$(117)
Interest income	3	5	8	13
	$(56)	$(58)	$(111)	$(104)
Other,net:
Net periodic pension and postretirement benefit (Note 8)	$17	$20	$33	$40
Loss from the extinguishment of long-term debt (Note 5)	(43)	—	(43)	—
Investment impairments	(3)	—	(11)	—
Foreign currency gain (loss)	(7)	11	(11)	—
Loss on derivative instruments	(3)	(19)	(7)	(23)
Gains on equity method investments	—	—	1	1
Fair value adjustments to equity investments	16	—	15	—
Other	2	1	11	(2)
	$(21)	$13	$(12)	$16

During the three months ended June 29, 2019, the Company recognized a foreign currency loss of $7 million, primarily driven by the Pakistani rupee, the Euro, and the Israeli Shekel, and a loss of $3 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations. During the six months ended June 29, 2019, the Company recognized a foreign currency loss of $11 million, primarily related to the British pound, Pakistani rupee, the Euro, and the Israeli Shekel, and a loss of $7 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
During the three months ended June 30, 2018, the Company recognized a foreign currency gain of $11 million, primarily driven by the Euro and British pound, and a loss of $19 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations. During the six months ended June 30, 2018, the Company recognized a loss of $23 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations, which included a loss of $14 million on foreign currency derivatives put in place to minimize the exposure to the Canadian dollar related to the acquisition of Avigilon.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic earnings per common share:
Earnings	$207	$180	$358	$297
Weighted average common shares outstanding	164.9	162.2	164.4	161.7
Per share amount	$1.25	$1.11	$2.18	$1.83
Diluted earnings per common share:
Earnings	$207	$180	$358	$297
Weighted average common shares outstanding	164.9	162.2	164.4	161.7
Add effect of dilutive securities:
Share-based awards	4.6	3.8	4.7	4.0
Senior Convertible Notes	6.6	5.7	6.2	5.4
Diluted weighted average common shares outstanding	176.1	171.7	175.3	171.1
Per share amount	$1.18	$1.05	$2.04	$1.73
In the computation of diluted earnings per common share for the three and six months ended June 29, 2019, the assumed exercise of 0.5 million options, including 0.3 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
For the three months ended June 30, 2018, the assumed exercise of 1.4 million options, including 1.2 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the six months ended June 30, 2018, the assumed exercise of 2.9 million options, including 2.4 million subject to market-based contingent stock agreements, were excluded because their inclusion would have been antidilutive.
As of June 29, 2019, the Company had $800 million of 2.0% Senior Convertible Notes outstanding which mature in September 2020 (the "Senior Convertible Notes"), and are fully convertible. In the event of a conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash and accordingly, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included in our computation of diluted earnings per share. The conversion price is adjusted for dividends declared through the date of settlement. Diluted earnings per share has been calculated based upon the amount by which the average stock price exceeds the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 29, 2019	December 31, 2018
Accounts receivable	$1,264	$1,344
Less allowance for doubtful accounts	(58)	(51)
	$1,206	$1,293

Inventories, Net
Inventories, net, consist of the following:

	June 29, 2019	December 31, 2018
Finished goods	$233	$206
Work-in-process and production materials	335	293
	568	499
Less inventory reserves	(144)	(143)
	$424	$356

Other Current Assets
Other current assets consist of the following:

	June 29, 2019	December 31, 2018
Current contract cost assets (Note 2)	$37	$30
Tax-related deposits	106	138
Other	181	186
	$324	$354

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	June 29, 2019	December 31, 2018
Land	$10	$10
Leasehold improvements	377	362
Machinery and equipment	1,938	1,886
	2,325	2,258
Less accumulated depreciation	(1,385)	(1,363)
	$940	$895

Depreciation expense for the three months ended June 29, 2019 and June 30, 2018 was $44 million and $43 million, respectively. Depreciation expense for the six months ended June 29, 2019 and June 30, 2018 was $89 million and $84 million, respectively.
Investments
Investments consist of the following:

	June 29, 2019	December 31, 2018
Corporate bonds	$—	$1
Common stock	42	19
Strategic investments, at cost	40	62
Company-owned life insurance policies	76	75
Equity method investments	17	12
	$175	$169
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. The Company did not recognize any significant adjustments to the recorded cost basis during the six months ended June 29, 2019, with the exception of one company becoming publicly-traded during the second quarter, which required the investment to be reclassified to common stock.
The Company’s common stock portfolio reflects investments in publicly-traded companies within the communications services sector and is valued utilizing active market prices for similar instruments. During the three and six months ended

June 29, 2019, the Company recognized $15 million and $14 million, respectively, in Other income (expense) related to an increase in the fair value of the investments.
During the three months ended June 29, 2019, Gains on the sale of investments and businesses, net were $3 million, related to the sale of a business, compared to losses of $1 million, related to the sale of various strategic investments during the three months ended June 30, 2018. During the three months ended June 29, 2019, the Company received $6 million in cash for the sale of $3 million of net assets related to a two-way communications rental business, resulting in the gain on the sale of a business of $3 million.
During the six months ended June 29, 2019, Gains on the sale of investments and businesses, net were $4 million, related to the sale of the two-way communications rental business and various equity method investments, compared to $10 million, related to the sale of various strategic and equity method investments during the six months ended June 30, 2018.
During the three months ended and six months ended June 29, 2019, the Company recorded investment impairment charges of $3 million and $11 million, respectively, representing other-than-temporary declines in the value of the Company’s strategic investments portfolio. There were no investment impairments recorded during the three months ended and six months ended June 30, 2018. Investment impairment charges are included in Other within Other income (expense) in the Company’s Condensed Consolidated Statements of Operations.
Other Assets
Other assets consist of the following:

	June 29, 2019	December 31, 2018
Defined benefit plan assets (Note 8)	$163	$135
Tax receivable	39	39
Non-current contract cost assets (Note 2)	98	98
Other	64	72
	$364	$344

Accrued Liabilities
Accrued liabilities consist of the following:

	June 29, 2019	December 31, 2018
Compensation	$224	$324
Tax liabilities	91	111
Dividend payable	94	93
Trade liabilities	146	185
Operating lease liabilities (Note 3)	118	—
Other	444	497
	$1,117	$1,210

Other Liabilities
Other liabilities consist of the following:

	June 29, 2019	December 31, 2018
Defined benefit plans (Note 8)	$1,509	$1,557
Non-current contract liabilities (Note 2)	263	214
Unrecognized tax benefits	52	51
Deferred income taxes	180	201
Other	229	277
	$2,233	$2,300

Stockholders’ Equity
Share Repurchase Program: During the three and six months ended June 29, 2019, the Company paid an aggregate of $25 million and $170 million, including transaction costs, to repurchase approximately 0.2 million and 1.4 million shares at an average price of $146.65 and $122.31 per share, respectively. As of June 29, 2019, the Company had used approximately $12.6 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended June 29, 2019 and June 30, 2018, the Company paid $94 million and $84 million, respectively, in cash dividends to holders of its common stock. During the six months ended June 29, 2019 and June 30, 2018, the Company paid $187 million and $168 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(414)	$(305)	$(444)	$(353)
Other comprehensive income (loss) before reclassification adjustment	(24)	(81)	10	(30)
Tax benefit (expense)	1	(5)	(3)	(8)
Other comprehensive income (loss), net of tax	(23)	(86)	7	(38)
Balance at end of period	$(437)	$(391)	$(437)	$(391)
Available-for-Sale Securities:
Balance at beginning of period	$—	$—	$—	$6
Reclassification adjustment into Gains on sales of investments and businesses, net	—	—	—	(8)
Tax benefit	—	—	—	2
Other comprehensive loss, net of tax	—	—	—	(6)
Balance at end of period	$—	$—	$—	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,310)	$(2,203)	$(2,321)	$(2,215)
Reclassification adjustment - Actuarial net losses into Other income (expense)	17	18	33	36
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)	(7)	(7)
Tax expense	(3)	—	(5)	(3)
Other comprehensive income, net of tax	10	14	21	26
Balance at end of period	$(2,300)	$(2,189)	$(2,300)	$(2,189)
Total Accumulated other comprehensive loss	$(2,737)	$(2,580)	$(2,737)	$(2,580)

5. Debt and Credit Facilities

	June 29, 2019	December 31, 2018
2.0% Senior Convertible Notes due 2020	$800	$800
Term Loan due 2021	399	399
3.5% senior notes due 2021	149	397
3.75% senior notes due 2022	550	748
3.5% senior notes due 2023	596	596
4.0% senior notes due 2024	592	591
6.5% debentures due 2025	72	118
7.5% debentures due 2025	254	346
4.6% senior notes due 2028	690	690
6.5% debentures due 2028	24	36
4.6% senior notes due 2029	645	—
6.625% senior notes due 2037	37	54
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	91	91
Other long-term debt	52	62
	5,347	5,324
Adjustments for unamortized gains on interest rate swap terminations	(4)	(4)
Less: current portion	(28)	(31)
Long-term debt	$5,315	$5,289

As of June 29, 2019, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 29, 2019. During the first quarter of 2018, the Company borrowed $400 million to facilitate the Avigilon acquisition which was re-paid by December 31, 2018. There were no borrowings outstanding or letters of credit issued under the revolving credit facility as of December 31, 2018 and June 29, 2019.
In February of 2018, the Company issued $500 million of 4.60% Senior notes due 2028. The Company recognized net proceeds of $497 million after debt issuance costs and debt discounts. These proceeds were then used to make a $500 million contribution to the Company's U.S. pension plan. During the second half of 2018, the Company issued an additional $200 million on the outstanding notes. The Company recognized net proceeds of $196 million after debt issuance costs and debt discounts.
In conjunction with the Avigilon acquisition in the first quarter of 2018, the Company entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable, indexed to LIBOR, and paid monthly. The weighted average borrowing rate for amounts outstanding during the three and six months ended June 29, 2019 were 3.72% and 3.74%, respectively. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In May of 2019, the Company issued $650 million of 4.60% Senior notes due 2029. The Company recognized net proceeds of $645 million after debt issuance costs and debt discounts. These proceeds were then used to fund a tender offer which resulted in the repurchase of $614 million in principal amount of its outstanding long-term debt for a purchase price of $654 million, excluding approximately $3 million of accrued interest, all of which occurred during the three months ended June 29, 2019. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $43 million related to this debt tender in Other within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of June 29, 2019, the Company had $800 million of 2.0% Senior Convertible Notes outstanding with Silver Lake Partners which mature in September 2020 and are fully convertible. The notes are convertible based on a conversion rate of 14.8968, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a conversion price of $67.13 per share). The exercise price adjusts automatically for dividends. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of June 29, 2019 was $1.1 billion. In the event of a conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash.

6. Risk Management
Foreign Currency Risk
As of June 29, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $819 million outstanding at December 31, 2018. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 29, 2019, and the corresponding positions as of December 31, 2018:

	Notional Amount
Net Buy (Sell) by Currency	June 29, 2019	December 31, 2018
Euro	$155	$89
British pound	46	139
Canadian dollar	42	(39)
Australian dollar	(107)	(105)
Chinese renminbi	(55)	(55)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 29, 2019, all of the counterparties have investment grade credit ratings. As of June 29, 2019, the Company had $12 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of June 29, 2019 and December 31, 2018:

	Fair Values of Derivative Instruments
June 29, 2019	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$8	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$4	$3
Total derivatives	$12	$3

	Fair Values of Derivative Instruments
December 31, 2018	Other Current Assets	Accrued Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	$4

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Effective portion	$6	$5	$8	$2	Accumulated other comprehensive income
Forward points recognized	2	—	3	—	Other income
Undesignated derivatives recognized	(3)	(19)	(7)	(23)	Other expense

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. In accordance with ASU 2017-02, the Company has elected to exclude the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. As of June 29, 2019, the Company had €95 million of net investment hedges in certain Euro functional subsidiaries and £100 million of net investment hedges in certain British pound functional subsidiaries. During the three and six months ended June 29, 2019, the Company amortized $2 million and $3 million, respectively, of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings before income taxes	$275	$227	$460	$367
Income tax expense	67	46	100	69
Effective tax rate	24%	20%	22%	19%

During the three and six months ended June 29, 2019, the Company recorded $67 million and $100 million of net tax expense, resulting in effective tax rates of 24% and 22%, respectively. During the three and six months ended June 30, 2018, the Company recorded $46 million and $69 million of net tax expense, resulting in effective tax rates of 20% and 19%, respectively. The three and six months ended June 29, 2019 effective tax rates include state tax expense, offset by excess tax benefits on share-based compensation. The effective tax rates for the three and six months ended June 29, 2019 of 24% and 22%, respectively, is higher than the effective tax rates for the three and six months ended June 30, 2018 of 20% and 19%, respectively, primarily due to a favorable settlement of a state audit in 2018.

8. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	51	46	10	10	1	1
Expected return on plan assets	(69)	(68)	(21)	(24)	(3)	(3)
Amortization of:
Unrecognized net loss	12	14	4	3	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Net periodic pension benefits	$(6)	$(8)	$(6)	$(10)	$(5)	$(5)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	102	92	20	20	1	1
Expected return on plan assets	(138)	(136)	(42)	(48)	(5)	(5)
Amortization of:
Unrecognized net loss	23	28	8	6	2	2
Unrecognized prior service benefit	—	—	—	—	(7)	(7)
Net periodic pension benefits	$(13)	$(16)	$(12)	$(20)	$(9)	$(9)

9. Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Share-based compensation expense included in:
Costs of sales	$3	$2	$7	$5
Selling, general and administrative expenses	15	11	31	21
Research and development expenditures	12	4	19	8
Share-based compensation expense included in Operating earnings	30	17	57	34
Tax benefit	(5)	(4)	(10)	(8)
Share-based compensation expense, net of tax	$25	$13	$47	$26
Decrease in basic earnings per share	$(0.15)	$(0.08)	$(0.29)	$(0.16)
Decrease in diluted earnings per share	$(0.14)	$(0.08)	$(0.27)	$(0.15)

During the six months ended June 29, 2019, the Company granted 0.5 million restricted stock units ("RSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $64 million and $7 million, respectively, and

0.2 million stock options and 0.2 million performance options ("POs") with an aggregate grant-date fair value of $6 million and $7 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
During the six months ended June 29, 2019, the Company granted an additional 0.4 million of restricted stock in connection with the acquisition of VaaS, with an aggregate grant-date fair value of $38 million related to compensation withheld from the purchase price that will be expensed over an average service period of one year.
During the three months ended June 29, 2019, the Company approved the grant of performance stock units ("PSUs") as a portion of the Long Range Incentive Plan ("LRIP") awards issued to certain Company executive officers with an aggregate grant-date fair value of $5.5 million. The 2019 PSUs have a three-year performance period and were granted at a target number of units subject to adjustment based on company performance. The number of PSUs earned will be based on the actual total shareholder return ("TSR") compared to the S&P 500 over the three-year performance period.
The Company calculates the value of each PSU using the Monte Carlo simulation, estimated on the date of grant. Each PSU was granted with a fair value of $203.61. The following assumptions were used for the calculations.

2019 PSUs
Expected volatility of common stock	20.6%
Expected volatility of the S&P 500	25.0%
Risk-free interest rate	2.2%
Dividend yield	1.6%

Subsequent to the six months ended June 29, 2019, the Company granted restricted stock and restricted stock units in connection with the acquisition of WatchGuard for an aggregate grant date fair value of $16 million that will be expensed over an average service period of two years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 29, 2019 and December 31, 2018 were as follows:

June 29, 2019	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$12	$12
Common stock	42	—	42
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3

December 31, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Corporate bonds	1	—	1
Common stock	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4

The Company had no Level 3 holdings as of June 29, 2019 or December 31, 2018.
At June 29, 2019 and December 31, 2018, the Company had $419 million and $734 million, respectively, of investments in money market prime and government funds (Level 1) classified as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at June 29, 2019 and December 31, 2018 was $5.6 billion and $5.4 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11. Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months and long-term loans. Long-term receivables consist of the following:

	June 29, 2019	December 31, 2018
Long-term receivables, gross	$28	$33
Less allowance for losses	(2)	(2)
Long-term receivables	26	31
Less current portion	(10)	(7)
Non-current long-term receivables	$16	$24

The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Condensed Consolidated Balance Sheets. The Company had outstanding commitments to provide long-term financing to third parties totaling $53 million at June 29, 2019, compared to $62 million at December 31, 2018.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Accounts receivable sales proceeds	$3	$22	$27	$76
Long-term receivables sales proceeds	55	15	76	28
Total proceeds from receivable sales	$58	$37	$103	$104

At June 29, 2019, the Company had retained servicing obligations for $971 million of long-term receivables, compared to $970 million at December 31, 2018. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.

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
Some of these obligations arise as a result of divestitures of the Company's assets or businesses and require the Company to indemnify the other party against losses arising from breaches of representations and warranties and covenants and, in some cases, the settlement of pending obligations. The Company's obligations under divestiture agreements for indemnification based on breaches of representations and warranties are generally limited in terms of duration and to amounts not in excess of a percentage of the contract value. The Company had no accruals for any such obligations at June 29, 2019.
In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these agreements.

13. Segment Information
The following table summarizes Net sales by segment:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Products and Systems Integration	$1,238	$1,189	$2,307	$2,141
Services and Software	622	571	1,210	1,086
	$1,860	$1,760	$3,517	$3,227
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Products and Systems Integration	$201	$175	$310	$265
Services and Software	148	98	269	180
Operating earnings	349	273	579	445
Total other expense	(74)	(46)	(119)	(78)
Earnings before income taxes	$275	$227	$460	$367

14. Reorganization of Business
2019 Charges
During the three months ended June 29, 2019, the Company recorded net reorganization of business charges of $12 million including $8 million of charges in Other charges and $4 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $12 million were charges of $18 million related to employee separation, partially offset by $6 million of reversals for accruals no longer needed.
During the six months ended June 29, 2019, the Company recorded net reorganization of business charges of $20 million including $12 million of charges in Other charges and $8 million of charges in Costs of sales in the Company's Condensed

Consolidated Statements of Operations. Included in the $20 million were charges of $30 million related to employee separation, partially offset by $10 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

June 29, 2019	Three Months Ended	Six Months Ended
Products and Systems Integration	$9	$16
Services and Software	3	4
	$12	$20

The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from January 1, 2019 to June 29, 2019:

	January 1, 2019	Additional Charges	Adjustments	Amount Used	June 29, 2019
Employee separation costs	$84	$30	$(10)	$(28)	$76

Employee Separation Costs
At January 1, 2019, the Company had an accrual of $84 million for employee separation costs. The 2019 additional charges of $30 million represent severance costs for approximately 300 employees. The adjustment of $10 million reflects reversals for accruals no longer needed. The $28 million used reflects cash payments to severed employees. The remaining accrual of $76 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at June 29, 2019, is expected to be paid, primarily within one year, to approximately 900 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
As of January 1, 2019, accruals for exit costs are included in Operating lease liabilities with an offsetting impairment to the Company's ROU assets; all within its Condensed Consolidated Balance Sheets (see Note 3).
2018 Charges
During the three months ended June 30, 2018, the Company recorded net reorganization of business charges of $25 million including $18 million of charges in Other charges and $7 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $25 million were charges of $27 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for accruals no longer needed.
During the six months ended June 30, 2018, the Company recorded net reorganization of business charges of $38 million including $26 million of charges in Other charges and $12 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $38 million were charges of $49 million related to employee separation costs and $3 million related to exit costs, partially offset by $14 million of reversals for accruals no longer needed.
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
Recent Acquisitions
On July 11, 2019, the Company acquired WatchGuard, Inc. ("WatchGuard"), a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million, net of cash acquired. The acquisition expands the Company's video security solutions platform. The business will be part of both the Products and Systems Integration and Services and Software segments. The purchase accounting for this acquisition will commence in the third quarter of 2019.

On March 11, 2019, the Company announced that it acquired Avtec, Inc. ("Avtec"), a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be part of both the Products and Systems Integration and Services and Software segments. The Company recognized $68 million of goodwill, $64 million of identifiable intangible assets, and $4 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $43 million of completed technology and $21 million of customer relationship intangibles and will be amortized over a period of 15 years. The purchase accounting is not yet complete and as such the final allocation between goodwill and net assets may be subject to change based on the finalization of working capital considerations.
On January 7, 2019, the Company announced that it acquired VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million to be utilized in the purchase price allocation. The business will be part of both the Products and Systems Integration and Services and Software segments. The Company recognized $261 million of goodwill, $141 million of identifiable intangible assets, and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $99 million of completed technology that will be amortized over a period of ten years and $42 million of customer relationship intangibles that will be amortized over a period of 15 years. The purchase accounting is not yet complete and as such the final allocation between deferred income tax accounts, goodwill, and net liabilities may be subject to change based on the settlement of working capital considerations.
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation, a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions. The purchase price of $974 million, consisted of cash payments of $980 million for outstanding common stock, restricted stock units and employee held stock options, net of cash acquired of $107 million, debt assumed of $75 million and transaction costs of $26 million. Prior to the end of the first quarter of 2018, $35 million of the assumed debt was repaid with the remaining $40 million repaid during the second quarter of 2018. The Company recognized $498 million of identifiable intangible assets, $434 million of goodwill, and$42 million of net assets. Acquired intangible assets consist of $110 million of customer relationships, $380 million of developed technology and $8 million of trade names and will have useful lives of two to twenty years. The fair values of all intangible assets were estimated using the income approach. Customer relationships and developed technology were valued under the excess earnings method which assumes that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible asset. Trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes.
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
The pro forma effects of these acquisitions are not significant.
Any devices from these acquisitions are included within the Products and Systems Integration segment and services and software offerings from these acquisitions are included in the Services and Software segment.
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 29, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$701	$119	$558	$92
Customer-related	1,147	434	1,085	364
Other intangibles	76	39	76	33
	$1,924	$592	$1,719	$489

Amortization expense on intangible assets was $52 million for the three months ended June 29, 2019 and $102 million for the six months ended June 29, 2019. Amortization expense on intangible assets was $53 million for the three months ended June 30, 2018 and $94 million for the six months ended June 30, 2018. As of June 29, 2019, annual amortization expense is estimated to be $204 million in 2019, $200 million 2020, $198 million in 2021, $195 million in 2022, $98 million in 2023, and $73 million in 2024.
Amortized intangible assets were comprised of the following by segment:

	June 29, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$610	$59	$510	$38
Services and Software	1,314	533	1,209	451
	$1,924	$592	$1,719	$489

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2019 to June 29, 2019:

	Products and Systems Integration	Services and Software	Total
Balance as of January 1, 2019	$722	$792	$1,514
Goodwill acquired	146	183	329
Purchase accounting adjustments	—	9	9
Balance as of June 29, 2019	$868	$984	$1,852

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended June 29, 2019 and June 30, 2018, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Executive Overview
Recent Acquisitions and Developments
On July 11, 2019, we acquired WatchGuard, Inc. ("WatchGuard"), a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million of cash, net of cash acquired. The acquisition expands our video security solutions platform.
On March 11, 2019, we announced that we acquired Avtec, Inc. ("Avtec"), a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands our commercial portfolio with new capabilities, allowing us to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities.
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
We reached an agreement with the U.K. Home Office during the third quarter of 2018 on terms for the new direction of the U.K. Emergency Services Network (“ESN”). During the second quarter of 2019, we finalized an extension, through 2024, of $200 million for the ESN contract.
On March 28, 2018, we completed the acquisition of Avigilon Corporation ("Avigilon"), a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions for a purchase price of $974 million in cash, net of cash acquired, debt assumed, and transaction costs paid.
On March 7, 2018, we completed the acquisition of Plant Holdings, Inc. ("Plant"), the parent company of Airbus DS Communications for a purchase price of $237 million in cash, net of cash acquired. This acquisition expanded our software portfolio in the command center with additional solutions for Next Generation 9-1-1.

Our Business
We are a leading global provider of mission-critical communications. Our technology platforms in communications, software, video security, and services make cities safer and help communities and businesses thrive. We serve our customers with a global footprint of sales in more than 100 countries and 17,000 employees worldwide based on our industry leading innovation and a deep portfolio of products and services.
We conduct our business globally and manage it by two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video security solutions, and the implementation, optimization, and integration of such systems, devices, and applications, including the Company’s: (i) “ASTRO” products, which meet the Association of Public Safety Communications Officials Project 25 standard, (ii) “Dimetra” products which meet the European Telecommunications Standards Institute Terrestrial Trunked Radio “TETRA” standard, (iii) Professional and Commercial Radio (“PCR”) products, (iv) broadband technology products, such as Long-Term Evolution (“LTE”), and (v) video security solutions, such as video cameras. The primary customers of the Products and Systems Integration segment are government, public safety and first-responder agencies, municipalities, and commercial and industrial customers who operate private communications networks and video security solutions typically managing a mobile workforce. In the second quarter of 2019, the segment’s net sales were $1.2 billion, representing 67% of our consolidated net sales.
Services and Software: The Services and Software segment provides a broad range of solution offerings for government, public safety and commercial communication networks. Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer or Motorola Solutions-owned networks. Software includes a public safety and enterprise command center software suite, unified communications applications, and video software solutions, delivered both on premise and “as a service.” In the second quarter of 2019, the segment’s net sales were $622 million, representing 33% of our consolidated net sales.

Second Quarter Financial Results

•	Net sales were $1.9 billion in the second quarter of 2019 compared to $1.8 billion in the second quarter of 2018. The increase is driven by growth in the Americas.

•	Operating earnings were $349 million in the second quarter of 2019 compared to $273 million in the second quarter of 2018.

•
Earnings attributable to Motorola Solutions, Inc. were $207 million, or $1.18 per diluted common share, in the second quarter of 2019, compared to $180 million, or $1.05 per diluted common share, in the second quarter of 2018.

•
Our operating cash flow increased $577 million to $502 million in the first half of 2019 compared to the first half of 2018. The increase is primarily driven by the $500 million debt-funded, voluntary contribution to our U.S. pension plan in the first half of 2018, compared to no material contributions to our U.S. pension plans in the first half of 2019.

•	We repurchased $170 million of common stock and paid $187 million in dividends in the first half of 2019.
Segment Financial Highlights
A summary of our segment results for the second quarter of 2019 is as follows:

•
In the Products and Systems Integration segment, net sales were $1.2 billion in the second quarter of 2019, an increase of $49 million, or 4%, compared to $1.2 billion in the second quarter of 2018. On a geographic basis, net sales increased in the Americas, partially offset by a decline in sales in the other regions, compared to the year-ago quarter. Operating earnings were $201 million in the second quarter of 2019, compared to $175 million in the second quarter of 2018. Operating margin increased in 2019 to 16.2% from 14.7% in 2018 driven by higher sales and gross margin, partially offset by higher operating expenses related to acquisitions and our video security solutions portfolio.

•
In the Services and Software segment, net sales were $622 million in the second quarter of 2019, an increase of $51 million, or 9%, compared to net sales of $571 million in the second quarter of 2018. On a geographic basis, net sales increased in the Americas and EMEA, partially offset by a decline in sales in AP, compared to the year-ago quarter. Operating earnings were $148 million in the second quarter of 2019, compared to $98 million in the second quarter of 2018. Operating margin increased in 2019 to 23.8% from 17.2% in 2018 driven by higher sales and gross margin.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 29, 2019	% of Sales*	June 30, 2018	% of Sales*	June 29, 2019	% of Sales*	June 30, 2018	% of Sales*
Net sales from products	$1,118		$1,042		$2,063		$1,842
Net sales from services	742		718		1,454		1,385
Net sales	1,860		1,760		3,517		3,227
Costs of products sales	490	43.8%	485	46.5%	934	45.3%	867	47.1%
Costs of services sales	439	59.2%	453	63.1%	879	60.5%	869	62.7%
Costs of sales	929		938		1,813		1,736
Gross margin	931	50.1%	822	46.7%	1,704	48.5%	1,491	46.2%
Selling, general and administrative expenses	351	18.9%	316	18.0%	676	19.2%	594	18.4%
Research and development expenditures	170	9.1%	162	9.2%	333	9.5%	314	9.7%
Other charges	61	3.3%	71	4.0%	116	3.3%	138	4.3%
Operating earnings	349	18.8%	273	15.5%	579	16.5%	445	13.8%
Other income (expense):
Interest expense, net	(56)	(3.0)%	(58)	(3.3)%	(111)	(3.2)%	(104)	(3.2)%
Gains (losses) on sales of investments and businesses, net	3	0.2%	(1)	(0.1)%	4	0.1%	10	0.3%
Other, net	(21)	(1.1)%	13	0.7%	(12)	(0.3)%	16	0.5%
Total other expense	(74)	(4.0)%	(46)	(2.6)%	(119)	(3.4)%	(78)	(2.4)%
Net earnings before income taxes	275	14.8%	227	12.9%	460	13.1%	367	11.4%
Income tax expense	67	3.6%	46	2.6%	100	2.8%	69	2.1%
Net earnings	208	11.2%	181	10.3%	360	10.2%	298	9.2%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	0.1%	2	0.1%	1	—%
Net earnings attributable to Motorola Solutions, Inc.	$207	11.1%	$180	10.2%	$358	10.2%	$297	9.2%
Earnings per diluted common share	$1.18		$1.05		$2.04		$1.73
* Percentages may not add due to rounding

Results of Operations—Three months ended June 29, 2019 compared to three months ended June 30, 2018
The results of operations for the second quarter of 2019 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Net sales from Products and Systems Integration	$1,238	$1,189	4%
Net sales from Services and Software	622	571	9%
Net sales	$1,860	$1,760	6%
The Products and Systems Integration segment’s net sales represented 67% of our consolidated net sales in the second quarter of 2019 and 68% in the second quarter of 2018. The Services and Software segment’s net sales represented 33% of our consolidated net sales in the second quarter of 2019 and 32% in the second quarter of 2018.
Net sales were up $100 million, or 6%, compared to the second quarter of 2018. The increase in net sales was driven by the Americas, partially offset by a sales decline in EMEA and AP, with a 4% increase in the Products and Systems Integration segment and a 9% increase in the Services and Software segment. This growth includes:

•	growth in Devices primarily due to strong demand in the Americas inclusive of acquisitions;

•	$33 million of revenue from the acquisitions of VaaS and Avtec; and

•	partially offset by $37 million from unfavorable currency rates.
Regional results include:

•	growth in the Americas region of 11% across both the Products and Systems Integration and the Services and Software segments, inclusive of revenue from acquisitions;

•
a decline in the EMEA region of 7% primarily due to two large system deployments in the Middle East and Africa within the Systems and Systems Integration portion of our Products and Systems Integration segment in the second quarter of 2018 and currency headwinds, partially offset by growth within Europe; and

•	a decline in the AP region of 7% due to currency headwinds and lower sales in China.
Products and Systems Integration
The 4% increase in the Products and Systems Integration segment was driven by the following:

•	$16 million of revenue from the acquisitions of VaaS and Avtec which closed in the first quarter of 2019;

•	12% growth in Devices revenue primarily due to strong demand for land mobile radio ("LMR") and video cameras in the Americas inclusive of revenue from acquisitions; and

•
partially offset by an 8% decline in Systems and Systems Integration revenue in the second quarter of 2019, as compared to the second quarter of 2018 primarily due to two large system deployments in the Middle East and Africa in the second quarter of 2018.

Services and Software
The 9% increase in the Services and Software segment was driven by the following:

•	$17 million of revenue from the acquisitions of VaaS and Avtec, which closed in the first quarter of 2019;

•	34% growth in Software, driven primarily by growth in our video security solutions portfolio and command center software sales inclusive of acquisitions; and

•	3% growth in Services, driven by growth in maintenance revenue, partially offset by unfavorable currency headwinds.
Gross Margin

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Gross margin	$931	$822	13%
Gross margin was 50.1% of net sales in the second quarter of 2019 compared to 46.7% in the second quarter of 2018. The primary drivers of the increase are as follows:

•
higher margins in the Products and Systems Integration segment driven by a favorable mix of Devices to Systems and Systems Integration, as well as higher margin contribution from the acquisitions of VaaS and Avtec; and

•
higher margins within the Services and Software segment primarily driven by operational efficiencies in service delivery costs of our Services portfolio and higher margin contribution within our Software portfolio from acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Selling, general and administrative expenses	$351	$316	11%
SG&A expenses increased 11% compared to the second quarter of 2018. SG&A expenses were 18.9% of net sales compared to 18.0% of net sales in the second quarter of 2018. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses and our video security solutions portfolio.
Research and Development Expenditures

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Research and development expenditures	$170	$162	5%
R&D expenditures increased 5% primarily due to increased expenses associated with acquired businesses. R&D expenditures were 9.1% of net sales compared to 9.2% of net sales in the second quarter of 2018.
Other Charges

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Other charges	$61	$71
The reduction of Other charges in the second quarter of 2019 as compared to the second quarter of 2018 is due to $8 million of net reorganization of business charges in the second quarter of 2019 as compared to $18 million in the second quarter of 2018, (see further detail in “Reorganization of Businesses” section).

Operating Earnings

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Operating earnings from Products and Systems Integration	$201	$175
Operating earnings from Services and Software	148	98
Operating earnings	$349	$273
Operating earnings were up $76 million, or 28%, compared to the second quarter of 2018. The increase in Operating earnings was due to:

•	Services and Software segment, which was up $50 million from the second quarter of 2018 compared to the second quarter of 2019, primarily driven by higher sales and gross margin; and

•
Products and Systems Integration, which was up $26 million from the second quarter of 2018 compared to the second quarter of 2019, driven by higher sales and gross margin, partially offset by higher operating expenses related to acquisitions and our video security solutions portfolio.

Interest Expense, net

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Interest expense, net	$(56)	$(58)
The decrease in net interest expense in the second quarter of 2019 compared to the second quarter of 2018 was a result of less average debt outstanding as of and for the period ending June 29, 2019 as compared to the period ending June 30, 2018.
Gains on Sales of Investments and Businesses, net

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Gains (losses) on sales of investments and businesses, net	$3	$(1)
Net gains on sales of investments and businesses were $3 million in the second quarter of 2019 compared to losses of $1 million during the second quarter of 2018. The net gain in the second quarter of 2019 was related to the sale of our two-way communications rental business while the net losses in the second quarter of 2018 were related to the sale of various strategic investments.
Other, net

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Other, net	$(21)	$13
The net Other expense in the second quarter of 2019 as compared to the net Other income in the second quarter of 2018 was primarily driven by:

•	a $43 million loss from the extinguishment of long-term debt in the second quarter of 2019;

•	foreign currency losses of $7 million in the second quarter of 2019 as compared to $11 million of gains in the second quarter of 2018;

•	$17 million of net periodic pension and postretirement benefit in the second quarter of 2019 as compared to $20 million in the second quarter of 2018; and

•	$3 million of investment impairments in the second quarter of 2019;

•	partially offset by a $3 million loss on derivative instruments in the second quarter of 2019 as compared to $19 million in the second quarter of 2018; and

•	$16 million of fair value adjustments to equity investments in the second quarter of 2019.
Effective Tax Rate

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018
Income tax expense	$67	$46
Income tax expense increased by $21 million compared to the second quarter of 2018, for an effective tax rate of 24%. Our effective tax rate for the three months ended June 29, 2019 of 24% is higher than the effective tax rate for the three months ended June 30, 2018 of 20%, primarily due to a favorable settlement of a state audit in 2018.

Results of Operations—Six months ended June 29, 2019 compared to six months ended June 30, 2018
Net Sales

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Net sales from Products and Systems Integration	$2,307	$2,141	8%
Net sales from Services and Software	1,210	1,086	11%
Net sales	$3,517	$3,227	9%
The Products and Systems Integration segment’s net sales represented 66% of our consolidated net sales in the first half of 2019 and 2018. The Services and Software segment’s net sales represented 34% of our consolidated net sales in the first half of 2019 and 2018.
Net sales were up $290 million, or 9%, compared to the first half of 2018. The increase in net sales was driven by the Americas, partially offset by a sales decline in AP, with an 8% increase in the Products and Systems Integration segment and an 11% increase in the Services and Software segment. This growth includes:

•	$170 million of revenue from the acquisitions of VaaS and Avtec which closed in the first quarter of 2019 and Avigilon and Plant which were acquired towards the end of the first quarter of 2018;

•	growth in Devices due to strong demand across all regions inclusive of acquisitions; and

•	partially offset by $75 million from unfavorable currency rates.
Regional results include:

•	growth in the Americas region of 14% across both the Products and Systems Integration and the Services and Software segments, inclusive of revenue from acquisitions;

•
flat sales in the EMEA region primarily due to growth in both Services and Software within our Services and Software segment and Devices within our Products and Systems Integration segment, inclusive of revenue from acquisitions, offset by currency headwinds and a decline in Systems and Systems Integration within our Products and Systems Integration segment due to two large system deployments in the Middle East and Africa during the first half of 2018; and

•	a decline in the AP region of 6% due to currency headwinds and lower sales in China.
Products and Systems Integration
The 8% increase in the Products and Systems Integration segment was driven by the following:

•	$91 million of revenue from the acquisitions of Avtec and VaaS which closed in the first quarter of 2019 and Avigilon and Plant which were acquired near the end of the first quarter of 2018;

•	10% growth in Devices revenue primarily due to strong demand for LMR across all regions inclusive of acquisitions; and

•
3% growth in Systems and Systems Integration revenue in the first half of 2019, as compared to the first half of 2018 driven by system deployments in the Americas and incremental revenue from Avigilon which was acquired towards the end of the first quarter of 2018.

Services and Software
The 11% increase in the Services and Software segment was driven by the following:

•	$79 million of revenue from the acquisitions of VaaS, which closed in the first quarter of 2019, and Avigilon and Plant, which were acquired near the end of the first quarter of 2018;

•	57% growth in Software, driven primarily by revenue from our video security solutions portfolio and growth in our command center software sales inclusive of acquisitions; and

•	2% growth in Services, driven by growth in maintenance revenues, and revenue from the acquisition of Plant, partially offset by unfavorable currency headwinds.

Gross Margin

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Gross margin	$1,704	$1,491	14%
Gross margin was 48.5% of net sales in the first half of 2019 compared to 46.2% in the first half of 2018. The primary drivers of the increase are as follows:

•
higher margins in the Products and Systems Integration segment driven by both Devices and Systems and Systems Integration, as well as higher margin contribution from the acquisitions of VaaS and Avtec; and

•
higher margins within the Services and Software segment primarily driven by higher margin contribution within our Software portfolio from acquisitions and operational efficiencies in service delivery costs of our Services portfolio.

Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Selling, general and administrative expenses	$676	$594	14%
SG&A expenses increased 14% compared to the first half of 2018. SG&A expenses were 19.2% of net sales compared to 18.4% of net sales in the first half quarter of 2018. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses and our video security solutions portfolio.
Research and Development Expenditures

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	% Change
Research and development expenditures	$333	$314	6%
R&D expenditures increased 6% primarily due to increased expenses associated with acquired businesses. R&D expenditures were 9.5% of net sales compared to 9.7% of net sales in the first half of 2018.
Other Charges

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Other charges	$116	$138
The reduction of Other charges in the first half of 2019 as compared to the first half of 2018 can be summarized as follows:

•	$2 million of charges for acquisition-related transaction fees in the first half of 2019 as compared to $17 million in the first half of 2018; and

•	$12 million of net reorganization of business charges in the first half of 2019 as compared to $26 million in the first half of 2018, (see further detail in “Reorganization of Businesses” section);

•	partially offset by $102 million of amortization of intangibles in the first half of 2019 compared to $94 million in the first half of 2018, driven by acquisitions.

Operating Earnings

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Operating earnings from Products and Systems Integration	$310	$265
Operating earnings from Services and Software	269	180
Operating earnings	$579	$445
Operating earnings were up $134 million, or 30%, compared to the first half of 2018. The increase in Operating earnings was due to:

•
Services and Software segment, which was up $89 million from the first half of 2018 compared to the first half of 2019, driven by higher sales and gross margin, and partially offset by higher operating expenses related to acquisitions; and

•
Products and Systems Integration, which was up $45 million from the first half of 2018 compared to the first half of 2019, driven by higher sales and gross margin, and partially offset by higher operating expenses related to acquisitions and our video security solutions portfolio.

Interest Expense, net

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Interest expense, net	$(111)	$(104)
The increase in net interest expense in the first half of 2019 compared to the first half of 2018 was a result of less average debt outstanding as of and for the period ending June 30, 2018 as compared to the period ending June 29, 2019 due to the issuance of $1.3 billion of debt towards the end of the first quarter of 2018.
Gains on Sales of Investments and Businesses, net

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Gains on sales of investments and businesses, net	$4	$10
Net gains on sales of investments and businesses were $4 million in the first half of 2019 compared to $10 million during the first half of 2018. The net gains in the first half of 2019 were related to the sale of our two-way communications rental business and various equity method investments. The net gains in the first half of 2018 were related to the sale of various strategic and equity method investments.
Other, net

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Other, net	$(12)	$16
The net Other expense in the first half of 2019 as compared to the net Other income in the first half of 2018 was primarily driven by:

•	a $43 million loss from the extinguishment of long-term debt in the first half of 2019;

•	foreign currency losses of $11 million in the first half of 2019;

•	$11 million of investment impairments in the first half of 2019; and

•	$33 million of net periodic pension and postretirement benefit in the first half of 2019 as compared to $40 million in the first half of 2018;

•	partially offset by a $7 million loss on derivative instruments in the first half of 2019 as compared to $23 million in the first half of 2018;

•	$15 million of fair value adjustments to equity investments in the first half of 2019; and

•	$11 million of other non-operating income in the first half of 2019 as compared to expense of $2 million in the first half of 2018.
Effective Tax Rate

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018
Income tax expense	$100	$69
Income tax expense increased by $31 million compared to the first half of 2018, for an effective tax rate of 22%. Our effective tax rate for the six months ended June 29, 2019 of 22% is higher than the effective tax rate for the six months ended June 30, 2018 of 19%, primarily due to a favorable settlement of a state tax audit in 2018.
Reorganization of Business
During the second quarter of 2019, we recorded net reorganization of business charges of $12 million including $8 million of charges recorded within Other charges and $4 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $12 million were charges of $18 million related to employee separation costs, partially offset by $6 million of reversals for accruals no longer needed.
During the first half of 2019, we recorded net reorganization of business charges of $20 million including $12 million of charges in Other charges and $8 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $20 million were charges of $30 million related to employee separation, partially offset by $10 million of reversals for accruals no longer needed.
During the second quarter of 2018, we recorded net reorganization of business charges of $25 million including $18 million of charges in Other charges and $7 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $25 million were charges of $27 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for accruals no longer needed.
During the first half of 2018, we recorded net reorganization of business charges of $38 million including $26 million of charges recorded within Other charges and $12 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $38 million were charges of $49 million related to employee separation costs and $3 million related to exit costs, partially offset by $14 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Products and Systems Integration	$9	$19	$16	$28
Services and Software	3	6	4	10
	$12	$25	$20	$38
Cash payments for employee severance in connection with the reorganization of business plans were $28 million in the first half of 2019 and employee severance and exit costs were $36 million in the first half of 2018. The reorganization of business accrual at June 29, 2019 was $76 million, of which relate to employee separation costs that are expected to be paid within one year.
As of January 1, 2019, accruals for exit costs are included in Operating lease liabilities with an offsetting impairment to our right-of use assets ("ROU"), all within our Condensed Consolidated Balance Sheets (see Note 3 of our condensed consolidated financial statements).

Liquidity and Capital Resources

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows provided by (used for):
Operating activities	$502	$(75)
Investing activities	(490)	(1,156)
Financing activities	(311)	922
Effect of exchange rates on cash and cash equivalents	6	(18)
Decrease in cash and cash equivalents	$(293)	$(327)
Cash and Cash Equivalents
At June 29, 2019, $552 million of the $964 million cash and cash equivalents balance was held in the U.S. and $412 million was held by us or our subsidiaries in other countries, with approximately $76 million held in the United Kingdom. Restricted cash was $11 million at June 29, 2019 and December 31, 2018.
Operating Activities
The increase in operating cash flows from the first half of 2018 to the first half of 2019 was driven by (see additional discussion under "Sales of Receivables" below):

•	a $500 million debt-funded voluntary contribution to our U.S. pension plan in the first half of 2018, compared to no material contributions to our U.S. pension plans in the first half of 2019; and

•	higher earnings in the first half of 2019 as compared to the first half of 2018;

•
partially offset by $19 million of higher interest payments in the first half of 2019 as compared to the first half of 2018 driven by additional debt issued towards the end of first quarter of 2018; and

•	$14 million of higher tax payments in the first half of 2019 as compared to the first half of 2018.
Investing Activities
The decrease in net cash used by investing activities from the first half of 2018 to the first half of 2019 was primarily due to:

•
a $782 million decrease in acquisitions and investments, primarily driven by cash used for the purchases of VaaS and Avtec for $231 million and $136 million, respectively, as compared to the first half of 2018 when we made acquisitions of Avigilon and Plant Holdings for $903 million and $237 million, respectively; and

•
$69 million of lower proceeds from sales of investments and businesses, primarily driven by $60 million of excess cash withdrawn from company-sponsored life insurance investments in the first half of 2018; and

•
partially offset by a $47 million increase in capital expenditures in the first half of 2019 as compared to the first half of 2018, primarily due to the network builds including Airwave and ESN, as well as expenditures for Avigilon, information technology, and supply chain.

Financing Activities
The increase in cash used for financing activities in the first half of 2019 as compared to the cash provided by financing activities in the first half of 2018 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" below):

•	a $650 million decrease in debt issuance in the first half of 2019 as compared to the first half of 2018;

•	a $469 million increase in the repayment of debt in the first half of 2019 as compared to the first half of 2018;

•	a $104 million increase in our share repurchases in the first half of 2019 as compared to the first half of 2018; and

•	a $19 million increase in payments of dividends in the first half of 2019 as compared to the first half of 2018.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Accounts receivable sales proceeds	$3	$22	$27	$76
Long-term receivables sales proceeds	55	15	76	28
Total proceeds from sales of accounts receivable	$58	$37	$103	$104
The proceeds of our receivable sales are included in "Operating activities" within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding long-term debt of $5.3 billion, including the current portions of $28 million and $31 million at June 29, 2019 and December 31, 2018, respectively.
In February of 2018, we issued $500 million of 4.60% Senior notes due 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan in the first quarter of 2018. During the second half of 2018, we issued an additional $200 million on the outstanding notes. We recognized net proceeds of $196 million after debt issuance costs and debt discounts.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a term loan for $400 million with a maturity date of March 26, 2021 (the "Term Loan"). Interest on the Term Loan is variable, indexed to London Inter-bank Offered Rate ("LIBOR"), and paid monthly. The weighted average borrowing rate for amounts outstanding during the three and six months ended June 29, 2019 was 3.72% and 3.74%, respectively. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed.
In May of 2019, we issued $650 million of 4.60% Senior notes due 2029. We recognized net proceeds of $645 million after debt issuance costs and debt discounts. These proceeds were then used to fund a tender offer which resulted in the repurchase of $614 million in principal amount of our outstanding long-term debt for a purchase price of $654 million, excluding approximately $3 million of accrued interest, all of which occurred during the three months ended June 29, 2019. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $43 million related to this debt tender in Other within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of June 29, 2019, we had $800 million of 2.0% Senior Convertible Notes outstanding with Silver Lake Partners which mature in September 2020 and are fully convertible. The notes are convertible based on a conversion rate of 14.8968, as may be adjusted for dividends declared, per $1,000 principal amount (which is currently equal to a published conversion price of $67.13 per share). The exercise price adjusts automatically for dividends. In the event of a conversion, the notes may be settled in either cash or stock, at our discretion. We intend to settle the principal amount of the Senior Convertible Notes in cash.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.
Credit Facilities
As of June 29, 2019, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 29, 2019. During the first quarter of 2018, we borrowed $400 million to facilitate the Avigilon acquisition. There were no borrowings outstanding or letters of credit issued under the revolving credit facility as of June 29, 2019.
Share Repurchase Program
During the three and six months ended June 29, 2019, we paid an aggregate of $25 million and $170 million, including transaction costs, to repurchase approximately 0.2 million and 1.4 million shares at an average price of $146.65 and $122.31 per share, respectively. As of June 29, 2019, we had used approximately $12.6 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

Dividends
During the second quarter of 2019, we paid $94 million in cash dividends to holders of our common stock. During the first half of 2019, we paid $187 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $94 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $53 million at June 29, 2019, compared to $62 million at December 31, 2018.
Other Contingencies
There were no significant changes impacting our commitments and contingencies during the three months ended June 29, 2019.

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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires us to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,”“ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ”“Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for us on January 1, 2020. The ASU requires a modified retrospective adoption method. We are still evaluating the impact of adoption on our financial statements and disclosures.

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
We adopted ASC 842 as of January 1, 2019 using a modified retrospective transition approach for all leases existing at January 1, 2019, the date of the initial application. Consequently, financial information will not be updated and disclosures required under ASC 842 will not be provided for dates and periods before January 1, 2019.
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
As of January 1, 2019, we recognized operating lease liabilities of $648 million based on the present value of the remaining minimum rental payments determined under prior lease accounting standards and corresponding ROU assets of $588 million. The $60 million difference between operating lease liabilities and ROU assets recognized is due to deferred rent and exit cost accruals recorded under prior lease accounting standards. ASC 842 requires such balances to be reclassified against ROU assets at transition.

For arrangements where we are the lessor, the adoption of ASC 842 did not have a material impact on our financial statements as the majority of our leases are operating leases embedded within managed services contracts. ASC 842 provides a practical expedient for lessors in which the lessor may elect, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for these components as a single component if both of the following are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The accounting under the practical expedient depends on which component(s) is predominant in the contract. If the non-lease component is predominant, the single component is accounted under ASC Topic 606 "Revenue from Contracts with Customers" and accounting and disclosure under ASC 842 is not applicable. We have elected the above practical expedient and determined that non-lease components are predominant and is accounting for the single components as managed service contracts under ASC Topic 606.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of June 29, 2019, we had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $819 million outstanding as of December 31, 2018. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 29, 2019, and the corresponding positions as of December 31, 2018:

	Notional Amount
Net Buy (Sell) by Currency	June 29, 2019	December 31, 2018
Euro	$155	$89
British pound	46	139
Canadian dollar	42	(39)
Australian dollar	(107)	(105)
Chinese renminbi	(55)	(55)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the impact of global economic and political conditions, (b) the impact of acquisitions on our business, (c) our business strategies and expected results, (d) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (e) our ability and cost to repatriate funds, (f) our ability to settle the principal amount of the Senior Convertible Notes in cash, (g) our ability and cost to access the capital markets at our current ratings, (h) our ability to borrow and the amount available under our credit facilities, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, and (k) the outcome and effect of ongoing and future legal proceedings, (2) The impact of new FASB Accounting Standards Updates on our financial statements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. Effective January 1, 2019, we adopted the new lease accounting standard ASU No. 2016-02. We have implemented new accounting processes related to lease accounting and related disclosures, including related control activities. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 3, 2019, as partial consideration for the acquisition of VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location, we issued 1,802,379 shares of the Company at a fair value of $198 million, inclusive of $38 million related to compensation withheld from the purchase that will be expensed over an average service period of one year, to certain of the former owners of VaaS. These shares were issued in reliance upon the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 29, 2019.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
03/28/19 to 04/24/19	—	$—	—	$1,431,301,601
04/25/19 to 05/22/19	75,267	$143.05	75,267	$1,420,534,923
05/23/19 to 06/26/19	91,814	$149.60	91,814	$1,406,799,929
Total	167,081	$146.65	167,081

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of June 29, 2019, the Company had used approximately $12.6 billion, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after May 13, 2019.
*10.2	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after May 13, 2019.
*10.3	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated May 13, 2019.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
August 1, 2019

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after May 13, 2019.
*10.2	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after May 13, 2019.
*10.3	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated May 13, 2019.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________

*	Filed herewith