Form 10-Q
period 2019-09-28
Motorola Solutions, Inc.
filed 2019-10-31
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 15, 2019 was 171,336,026.

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales from products	$1,196	$1,151	$3,260	$2,993
Net sales from services	798	711	2,251	2,096
Net sales	1,994	1,862	5,511	5,089
Costs of products sales	501	516	1,435	1,383
Costs of services sales	486	445	1,365	1,314
Costs of sales	987	961	2,800	2,697
Gross margin	1,007	901	2,711	2,392
Selling, general and administrative expenses	359	323	1,035	918
Research and development expenditures	172	158	505	472
Other charges	63	126	180	263
Operating earnings	413	294	991	739
Other income (expense):
Interest expense, net	(54)	(59)	(165)	(163)
Gains on sales of investments and businesses, net	—	6	4	16
Other, net	(11)	29	(22)	45
Total other expense	(65)	(24)	(183)	(102)
Net earnings before income taxes	348	270	808	637
Income tax expense	80	22	180	91
Net earnings	268	248	628	546
Less: Earnings attributable to non-controlling interests	1	1	3	2
Net earnings attributable to Motorola Solutions, Inc.	$267	$247	$625	$544
Earnings per common share:
Basic	$1.60	$1.52	$3.78	$3.36
Diluted	$1.51	$1.43	$3.56	$3.17

Weighted average common shares outstanding:
Basic	166.7	162.6	165.3	162.0
Diluted	176.4	172.6	175.7	171.6
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net earnings	$268	$248	$628	$546
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(33)	(4)	(26)	(42)
Marketable securities	—	—	—	(6)
Defined benefit plans	11	13	32	39
Total other comprehensive income (loss), net of tax	(22)	9	6	(9)
Comprehensive income	246	257	634	537
Less: Earnings attributable to non-controlling interests	1	1	3	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$245	$256	$631	$535
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets

(In millions, except par value)	September 28, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,138	$1,246
Restricted cash	2	11
Total cash and cash equivalents	1,140	1,257
Accounts receivable, net	1,295	1,293
Contract assets	921	1,012
Inventories, net	460	356
Other current assets	338	354
Total current assets	4,154	4,272
Property, plant and equipment, net	963	895
Operating lease assets	561	—
Investments	159	169
Deferred income taxes	866	985
Goodwill	2,006	1,514
Intangible assets, net	1,331	1,230
Other assets	333	344
Total assets	$10,373	$9,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$617	$31
Accounts payable	557	592
Contract liabilities	1,223	1,263
Accrued liabilities	1,259	1,210
Total current liabilities	3,656	3,096
Long-term debt	5,112	5,289
Operating lease liabilities	499	—
Other liabilities	2,190	2,300
Stockholders’ Equity
Common stock, $.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 9/28/19—171.6; 12/31/18—164.0
Outstanding shares: 9/28/19—171.0; 12/31/18—163.5
Additional paid-in capital	436	419
Retained earnings	1,220	1,051
Accumulated other comprehensive loss	(2,759)	(2,765)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(1,101)	(1,293)
Non-controlling interests	17	17
Total stockholders’ equity (deficit)	(1,084)	(1,276)
Total liabilities and stockholders’ equity	$10,373	$9,409
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
Net earnings				151	1
Other comprehensive income			41
Issuance of common stock and stock options exercised	1.2	45
Share repurchase program	(1.2)			(145)
Share-based compensation expense		27
Issuance of common stock for acquisition of VaaS	1.4	160
Dividends declared $0.57 per share				(94)
Balance as of March 30, 2019	165.4	$653	$(2,724)	$963	$18
Net earnings				207	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	0.5	33
Share repurchase program	(0.2)			(25)
Share-based compensation expense		30
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Dividends declared $0.57 per share				(94)	—
Balance as of June 29, 2019	165.7	$716	$(2,737)	$1,051	$16
Net earnings				267	1
Other comprehensive loss			(22)
Issuance of common stock and stock options exercised	0.4	12
Issuance of common stock for 2.00% senior convertible notes	5.5	988
Share-based compensation expense		30
Dividends declared $0.57 per share				(98)
Equity component of 1.75% senior convertible notes		10
Repurchase of 2.00% senior convertible notes		(1,318)
Balance as of September 28, 2019	171.6	$438	$(2,759)	$1,220	$17
See accompanying notes to condensed consolidated financial statements (unaudited).

(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2017	161.6	$353	$(2,562)	$467	$15
Net earnings				117
Other comprehensive income			54
Issuance of common stock and stock options exercised	1.7	53
Share repurchase program	(0.6)			(66)
Share-based compensation expense		17
ASU 2016-16 modified retrospective adoption				(30)
ASU 2014-09 modified retrospective adoption				127
Dividends declared $0.52 per share				(84)
Balance as of March 31, 2018	162.7	$423	$(2,508)	$531	$15
Net earnings				180	1
Other comprehensive loss			(72)
Issuance of common stock and stock options exercised	0.1	6
Share-based compensation expense		17
Dividends declared $0.52 per share				(84)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of June 30, 2018	162.8	$446	$(2,580)	$627	$15
Net earnings				247	1
Other comprehensive income			9
Issuance of common stock and stock options exercised	1.2	80
Share-based compensation expense		19
ASU 2016-16 modified retrospective adoption				(1)
Dividends declared $0.52 per share				(85)
Repurchase of 2.00% senior convertible notes		(173)
Balance as of September 29, 2018	164.0	$372	$(2,571)	$788	$16
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Operating
Net earnings attributable to Motorola Solutions, Inc.	$625	$544
Earnings attributable to non-controlling interests	3	2
Net earnings	628	546
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	290	267
Non-cash other charges	27	56
Share-based compensation expense	87	53
Gains on sales of investments and businesses, net	(4)	(16)
Losses from the extinguishment of long term debt	50	—
Gain from the extinguishment of 2.00% senior convertible notes	(4)	(6)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	30	186
Inventories	(88)	61
Other current assets and contract assets	104	(137)
Accounts payable, accrued liabilities, and contract liabilities	(143)	(170)
Other assets and liabilities	10	(596)
Deferred income taxes	41	19
Net cash provided by operating activities	1,028	263
Investing
Acquisitions and investments, net	(623)	(1,158)
Proceeds from sales of investments and businesses, net	10	90
Capital expenditures	(189)	(128)
Net cash used for investing activities	(802)	(1,196)
Financing
Repayment of debt	(1,435)	(412)
Net proceeds from the issuances of debt	1,804	1,295
Issuances of common stock	82	139
Purchases of common stock	(170)	(66)
Payments of dividends	(281)	(252)
Payments of dividends to non-controlling interests	(3)	(1)
Settlements of conversion premium on 2.00% senior convertible notes	(326)	(169)
Net cash provided by (used for) financing activities	(329)	534
Effect of exchange rate changes on total cash and cash equivalents	(14)	(18)
Net decrease in total cash and cash equivalents	(117)	(417)
Total cash and cash equivalents, beginning of period	1,257	1,268
Total cash and cash equivalents, end of period	$1,140	$851
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$176	$164
Income and withholding taxes, net of refunds	111	79
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements as of September 28, 2019 and for the three and nine months ended September 28, 2019 and September 29, 2018 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 28, 2019 are not necessarily indicative of the operating results to be expected for the full year.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for the Company on January 1, 2020 and requires a modified retrospective adoption method. The Company is still evaluating the impact of adoption on its financial statements and disclosures.

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
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three and nine months ended September 28, 2019 and September 29, 2018, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

	Three Months Ended
	September 28, 2019		September 29, 2018
	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions:
Americas	$1,050	$403	$957	$343
EMEA	182	201	199	189
Asia Pacific	117	41	132	42
	$1,349	$645	$1,288	$574

Major Products and Services:
Devices	$896	$—	$828	$—
Systems and Systems Integration	453	—	460	—
Services	—	479	—	455
Software	—	166	—	119
	$1,349	$645	$1,288	$574

Customer Type:
Direct	$860	$602	$811	$543
Indirect	489	43	477	31
	$1,349	$645	$1,288	$574

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Products and Systems Integration	Services and Software	Products and Systems Integration	Services and Software
Regions:
Americas	$2,832	$1,133	$2,533	$969
EMEA	499	603	543	565
Asia Pacific	325	119	353	126
	$3,656	$1,855	$3,429	$1,660

Major Products and Services:
Devices	$2,391	$—	$2,184	$—
Systems and Systems Integration	1,265	—	1,245	—
Services	—	1,400	—	1,357
Software	—	455	—	303
	$3,656	$1,855	$3,429	$1,660

Customer Type:
Direct	$2,289	$1,737	$2,168	$1,586
Indirect	1,367	118	1,261	74
	$3,656	$1,855	$3,429	$1,660

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of September 28, 2019 is $7.1 billion. A total of $3.2 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.7 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.9 billion is from Services and Software performance obligations that are not yet satisfied as of September 28, 2019. The determination of Services and Software performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.2 billion from unsatisfied Services and Software performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

	September 28, 2019	December 31, 2018
Accounts receivable, net	$1,295	$1,293
Contract assets	921	1,012
Contract liabilities	1,223	1,263
Non-current contract liabilities	253	214

Revenue recognized during the three months ended September 28, 2019 which was previously included in Contract liabilities as of June 29, 2019 is $342 million, compared to $327 million of revenue recognized during the three months ended September 29, 2018 which was previously included in Contract liabilities as of July 1, 2018. Revenue recognized during the nine months ended September 28, 2019 which was previously included in Contract liabilities as of December 31, 2018 is $783 million, compared to $777 million of revenue recognized during the nine months ended September 29, 2018 which was previously included in Contract liabilities as of January 1, 2018. Revenue of $26 million and $42 million was reversed during the three and nine months ended September 28, 2019, respectively, which were primarily driven by changes in the estimates of progress on two Americas system contracts, compared to $7 million and $4 million of reversals for the three and nine months ended September 29, 2018, respectively.

There were no material impairment losses recognized on contract assets during the three and nine months ended September 28, 2019 and September 29, 2018.
Contract Cost Balances

	September 28, 2019	December 31, 2018
Current contract cost assets	$28	$30
Non-current contract cost assets	102	98

Amortization of non-current contract cost assets was $10 million and $11 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $32 million and $34 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

The components of lease expense are as follows:

September 28, 2019	Three Months Ended	Nine Months Ended
Lease expense:
Operating lease cost	$33	$99
Finance lease cost
Amortization of right-of-use assets	3	9
Interest on lease liabilities	1	1
Total finance lease cost	4	10
Short-term lease cost	1	4
Variable cost	8	25
Sublease income	(1)	(3)
Net lease expense	$45	$135

Lease assets and liabilities consist of the following:

	Statement Line Classification	September 28, 2019
Assets:
Operating lease assets	Operating lease assets	$561
Finance lease assets	Property, plant, and equipment, net	43
		$604
Current liabilities:
Operating lease liabilities	Accrued liabilities	$118
Finance lease liabilities	Current portion of long-term debt	13
		$131
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$499
Finance lease liabilities	Long-term debt	18
		$517

Other information related to leases is as follows:

Nine Months Ended
September 28, 2019
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$110
Net cash used for operating activities related to finance leases	1
Net cash used for financing activities related to finance leases	11
Assets obtained in exchange for lease liabilities:
Operating leases	$69

September 28, 2019
Weighted average remaining lease terms (years):
Operating leases	8
Finance leases	2
Weighted average discount rate:
Operating leases	3.67%
Finance leases	4.95%

Future lease payments as of September 28, 2019 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2019	$28	$4	$32
2020	137	14	151
2021	123	11	134
2022	108	4	112
2023	58	—	58
Thereafter	258	—	258
Total lease payments	712	33	745
Less: Interest	95	2	97
Present value of lease liabilities	$617	$31	$648

Rental expense, net of sublease income, for the year ended December 31, 2018 was $108 million.
At December 31, 2018, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond were as follows:

2019	2020	2021	2022	2023	Beyond
$131	$120	$112	$101	$54	$204

4. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Other charges (income):
Intangibles amortization (Note 15)	$52	$46	$154	$140
Reorganization of business (Note 14)	15	21	27	46
Environmental reserve expense	—	57	—	57
Loss (gain) on legal settlements	(5)	2	(5)	3
Acquisition-related transaction fees	1	—	4	17
	$63	$126	$180	$263

During the nine months ended September 28, 2019, the Company recognized $4 million of acquisition-related transaction fees compared to $17 million for the Avigilon and Plant acquisitions during the nine months ended September 29, 2018.

During the third quarter of 2018, the Company revised the estimate of a liability related to a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) incurred by a legacy business. It is the Company’s policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. During the third quarter of 2018, the Company became aware of additional remediation requirements for the Superfund site. As such, the Company recorded a charge of $57 million during the third quarter of 2018 which was primarily due to: (i) changes in the expected timeline of the remediation activities to 30 years and (ii) additional costs for further remediation efforts, increasing the reserve to $107 million. Given the timing and amount of the future cash payments are fixed or reliably determinable, the Company discounted the cash flows used in estimating this accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is $4 million and is included in the “Accrued liabilities” statement line and the non-current portion is included in the “Other liabilities” statement line within the Company's Condensed Consolidated Balance Sheet.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest income (expense), net:
Interest expense	$(60)	$(62)	$(178)	$(178)
Interest income	6	3	13	15
	$(54)	$(59)	$(165)	$(163)
Other,net:
Net periodic pension and postretirement benefit (Note 8)	$17	$18	$50	$58
Gain from the extinguishment of 2.00% senior convertible notes (Note 5)	4	6	4	6
Loss from the extinguishment of long-term debt (Note 5)	(7)	—	(50)	—
Investment impairments (Note 4)	(5)	—	(16)	—
Foreign currency gain (loss)	3	(14)	(7)	(14)
Gain (loss) on derivative instruments	(9)	8	(16)	(15)
Gains on equity method investments	2	1	3	2
Fair value adjustments to equity investments (Note 4)	(18)	7	(3)	7
Other	2	3	13	1
	$(11)	$29	$(22)	$45

During the three months ended September 28, 2019, the Company recognized a foreign currency gain of $3 million, primarily driven by the Euro, the British Pound, and the Norwegian Kroner, and a loss of $9 million on derivative instruments put in place to manage foreign exchange risk related to currency fluctuations. During the nine months ended September 28, 2019, the Company recognized a foreign currency loss of $7 million, primarily related to the Israeli Shekel, Brazilian real, the Australian dollar, and the Canadian dollar, and a loss of $16 million on derivative instruments put in place to minimize the foreign exchange risk related to currency fluctuations.
During the three and nine months ended September 29, 2018, the Company recognized a foreign currency loss of $14 million, primarily driven by the Brazilian real, the Euro, the Australian dollar and the Argentinian peso. During the three and nine months ended September 29, 2018, the Company recognized a gain of $8 million and a loss of $15 million, respectively, on derivative instruments put in place to manage foreign exchange risk related to currency fluctuations. The loss on derivative instruments during the nine months ended September 29, 2018, includes a loss of $14 million on foreign currency derivatives put in place to minimize the exposure to the Canadian dollar related to the acquisition of Avigilon.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic earnings per common share:
Earnings	$267	$247	$625	$544
Weighted average common shares outstanding	166.7	162.6	165.3	162.0
Per share amount	$1.60	$1.52	$3.78	$3.36
Diluted earnings per common share:
Earnings	$267	$247	$625	$544
Weighted average common shares outstanding	166.7	162.6	165.3	162.0
Add effect of dilutive securities:
Share-based awards	4.8	4.6	4.7	4.2
2.00% senior convertible notes	4.9	5.4	5.7	5.4
1.75% senior convertible notes	—	—	—	—
Diluted weighted average common shares outstanding	176.4	172.6	175.7	171.6
Per share amount	$1.51	$1.43	$3.56	$3.17
In the computation of diluted earnings per common share for the three months ended September 28, 2019, the assumed exercise of 19,584 employee stock options were excluded because their inclusion would have been antidilutive. In the computation of the diluted earnings per common share for the nine months ended September 28, 2019, the assumed exercise of 0.3 million employee stock options were excluded because their inclusion would have been antidilutive.
For the three months ended September 29, 2018, the assumed exercise of 0.2 million employee stock options, were excluded because their inclusion would have been antidilutive. For the nine months ended September 29, 2018, the assumed exercise of 3.2 million options, were excluded because their inclusion would have been antidilutive.
On September 5, 2019, the Company issued $1.0 billion of 1.75% senior convertible notes which mature in September 15, 2024 ("New Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). See discussion in Note 5.
In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the New Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the New Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $203.50. For the period ended September 28, 2019, there was no dilutive effect of the New Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price.

Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 28, 2019	December 31, 2018
Accounts receivable	$1,345	$1,344
Less allowance for doubtful accounts	(50)	(51)
	$1,295	$1,293

Inventories, Net
Inventories, net, consist of the following:

	September 28, 2019	December 31, 2018
Finished goods	$221	$206
Work-in-process and production materials	380	293
	601	499
Less inventory reserves	(141)	(143)
	$460	$356

Other Current Assets
Other current assets consist of the following:

	September 28, 2019	December 31, 2018
Current contract cost assets (Note 2)	$28	$30
Tax-related deposits	111	138
Other	199	186
	$338	$354

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	September 28, 2019	December 31, 2018
Land	$15	$10
Leasehold improvements	404	362
Machinery and equipment	1,961	1,886
	2,380	2,258
Less accumulated depreciation	(1,417)	(1,363)
	$963	$895

Depreciation expense for the three months ended September 28, 2019 and September 29, 2018 was $47 million and $43 million, respectively. Depreciation expense for the nine months ended September 28, 2019 and September 29, 2018 was $136 million and $127 million, respectively.
Investments
Investments consist of the following:

	September 28, 2019	December 31, 2018
Corporate bonds	$—	$1
Common stock	22	19
Strategic investments, at cost	40	62
Company-owned life insurance policies	78	75
Equity method investments	19	12
	$159	$169
Strategic investments include investments in non-public technology startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. The Company did not recognize any significant adjustments to the recorded cost basis during the nine months ended September 28, 2019, with the exception of one company becoming publicly-traded during the second quarter, which required the investment to be reclassified to common stock.
The Company’s common stock portfolio reflects investments in publicly-traded companies within the communications services sector and is valued utilizing active market prices for similar instruments. During the three and nine months ended

September 28, 2019, the Company recognized losses of $18 million and $3 million, respectively, in Other income (expense) related to a decrease in the fair value of the investments.
During the three months ended September 28, 2019, the Company recognized no gains or losses on the sale of investments and businesses, compared to gains of $6 million, during the three months ended September 29, 2018.
During the nine months ended September 28, 2019, Gains on the sale of investments and businesses, net were $4 million, compared to $16 million, during the nine months ended September 29, 2018.
During the three and nine months ended September 28, 2019, the Company recorded investment impairment charges of $5 million and $16 million, respectively, representing other-than-temporary declines in the value of the Company’s strategic investments portfolio. There were no investment impairments recorded during the three and nine months ended September 29, 2018. Investment impairment charges are included in Other within Other income (expense) in the Company’s Condensed Consolidated Statements of Operations.
Other Assets
Other assets consist of the following:

	September 28, 2019	December 31, 2018
Defined benefit plan assets	$175	$135
Tax receivable	—	39
Non-current contract cost assets (Note 2)	102	98
Other	56	72
	$333	$344

Accrued Liabilities
Accrued liabilities consist of the following:

	September 28, 2019	December 31, 2018
Compensation	$313	$324
Tax liabilities	86	111
Dividend payable	98	93
Trade liabilities	156	185
Operating lease liabilities (Note 3)	118	—
Other	488	497
	$1,259	$1,210

Other Liabilities
Other liabilities consist of the following:

	September 28, 2019	December 31, 2018
Defined benefit plans	$1,480	$1,557
Non-current contract liabilities (Note 2)	253	214
Unrecognized tax benefits	52	51
Deferred income taxes	172	201
Other	233	277
	$2,190	$2,300

Stockholders’ Equity
Share Repurchase Program: During the nine months ended September 28, 2019, the Company paid an aggregate of $170 million, including transaction costs, to repurchase approximately 1.4 million shares at an average price of $122.31 per share. As of September 28, 2019, the Company had used approximately $12.6 billion of the share repurchase authority to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

Payment of Dividends: During the three months ended September 28, 2019 and September 29, 2018, the Company paid $94 million and $84 million, respectively, in cash dividends to holders of its common stock. During the nine months ended September 28, 2019 and September 29, 2018, the Company paid $281 million and $252 million, respectively, in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(437)	$(391)	$(444)	$(353)
Other comprehensive loss before reclassification adjustment	(33)	(3)	(23)	(33)
Tax expense	—	(1)	(3)	(9)
Other comprehensive loss, net of tax	(33)	(4)	(26)	(42)
Balance at end of period	$(470)	$(395)	$(470)	$(395)
Available-for-Sale Securities:
Balance at beginning of period	$—	$—	$—	$6
Reclassification adjustment into Gains on sales of investments and businesses, net	—	—	—	(8)
Tax benefit	—	—	—	2
Other comprehensive loss, net of tax	—	—	—	(6)
Balance at end of period	$—	$—	$—	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,300)	$(2,189)	$(2,321)	$(2,215)
Reclassification adjustment - Actuarial net losses into Other income (expense)	16	20	50	57
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)	(11)	(11)
Tax expense	(1)	(3)	(7)	(7)
Other comprehensive income, net of tax	11	13	32	39
Balance at end of period	$(2,289)	$(2,176)	$(2,289)	$(2,176)
Total Accumulated other comprehensive loss	$(2,759)	$(2,571)	$(2,759)	$(2,571)

5. Debt and Credit Facilities

	September 28, 2019	December 31, 2018
Term Loan due 2021	$—	$399
3.5% senior notes due 2021	—	397
3.75% senior notes due 2022	550	748
3.5% senior notes due 2023	596	596
4.0% senior notes due 2024	592	591
1.75% senior convertible notes due 2024	987	—
6.5% debentures due 2025	72	118
7.5% debentures due 2025	254	346
4.6% senior notes due 2028	691	690
6.5% debentures due 2028	24	36
4.6% senior notes due 2029	804	—
6.625% senior notes due 2037	37	54
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	91	91
Other long-term debt	638	862
	5,732	5,324
Adjustments for unamortized gains on interest rate swap terminations	(3)	(4)
Less: current portion	(617)	(31)
Long-term debt	$5,112	$5,289

As of September 28, 2019, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 28, 2019. There were no borrowings outstanding or letters of credit issued under the revolving credit facility as of December 31, 2018 and September 28, 2019.
In conjunction with the Avigilon acquisition in the first quarter of 2018, the Company entered into a term loan for $400 million with a maturity date of March 26, 2021 (the “Term Loan”). Interest on the Term Loan is variable, indexed to LIBOR, and paid monthly. The weighted average borrowing rates for amounts outstanding during the three and nine months ended September 28, 2019 were 3.53% and 3.68%, respectively. No additional borrowings are permitted and amounts borrowed and repaid or prepaid may not be re-borrowed. During the three months ended September 28, 2019, the Company repaid all amounts borrowed under the Term Loan.
In May of 2019, the Company issued $650 million of 4.60% senior notes due 2029, receiving proceeds of $645 million after debt issuance costs and debt discounts. These proceeds were then used to repurchase $614 million in principal amount of its outstanding long-term debt for a purchase price of $654 million, excluding approximately $3 million of accrued interest. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $43 million related to this repurchase in Other within Other income (expense) in the Condensed Consolidated Statements of Operations.
In August of 2019, the Company issued a follow-on $150 million to the outstanding 4.60% senior notes due 2029, bringing the total outstanding principal to $800 million. The Company recognized net proceeds of $159 million after debt premiums and debt issuance costs. These proceeds were then used to repurchase the remaining $150 million principal amount outstanding of the 3.5% senior notes due 2021 for a purchase price of $155 million, excluding approximately $2 million of accrued interest. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $7 million related to this repurchase in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
On August 25, 2015, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% senior convertible notes ("Senior Convertible Notes") which were scheduled to mature in September 2020. The notes became fully convertible as of August 25, 2017. The notes were convertible based on a conversion rate adjusted for dividends declared which automatically adjusts the exercise price. During the third quarter of 2018, the Company settled $200 million in principal amount of the Senior Convertible Notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium.

During the third quarter of 2019, the remaining notes were convertible based on a conversion rate of 14.9186, adjusted for dividends declared, per $1,000 principal amount (equal to a conversion price of $67.03 per share). On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to settle the remaining $800 million in principal amount of the Senior Convertible Notes in two installments: (i) $200 million of principal notes were repurchased during the third quarter for an aggregate consideration of $526 million in cash, inclusive of the conversion premium and (ii) $600 million of principal paid in cash on October 7, 2019, subsequent to the quarter, with 5.5 million shares converted into common stock on September 5, 2019. As of September 28, 2019, the Company reflected the principal amount of $600 million paid subsequent to the quarter as short term debt and recognized a gain of $4 million from the extinguishment of the 2.00% senior convertible notes in Other, net within Other income (expense) in the Condensed Consolidated Statement of Operations.
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 ("New Senior Convertible Notes"). Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. The Company has recorded a debt liability associated with the New Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, the Company has calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. The remaining proceeds of $14 million were allocated to the conversion option and accordingly, increased Additional paid-in capital.
During the third quarter of 2019, the Company established an unsecured commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component.  At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of September 28, 2019 the Company had no outstanding debt under the commercial paper program. Subsequent to the end of the quarter, the Company issued $265 million commercial paper under the program.

6. Risk Management
Foreign Currency Risk
As of September 28, 2019, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.1 billion, compared to $819 million outstanding at December 31, 2018. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 28, 2019, and the corresponding positions as of December 31, 2018:

	Notional Amount
Net Buy (Sell) by Currency	September 28, 2019	December 31, 2018
Euro	$138	$89
British pound	73	139
Australian dollar	(122)	(105)
Chinese renminbi	(67)	(55)
Brazilian Real	(43)	(41)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 28, 2019, all of the counterparties have investment grade credit ratings. As of September 28, 2019, the Company had $17 million of exposure to aggregate credit risk with all counterparties.

The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of September 28, 2019 and December 31, 2018:

	Fair Values of Derivative Instruments
September 28, 2019	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$16	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1	$1
Total derivatives	$17	$1

	Fair Values of Derivative Instruments
December 31, 2018	Other Current Assets	Accrued Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5	$4

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended		Financial Statement Location
Foreign Exchange Contracts	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Effective portion	$8	$(1)	$16	$—	Accumulated other comprehensive income
Forward points recognized	2	—	5	—	Other income
Undesignated derivatives recognized	(9)	8	(16)	(15)	Other expense

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. The Company has elected to exclude the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. As of September 28, 2019, the Company had €95 million of net investment hedges in certain Euro functional subsidiaries and £100 million of net investment hedges in certain British pound functional subsidiaries. During the three and nine months ended September 28, 2019, the Company amortized $2 million and $5 million, respectively, of income from the excluded components through interest expense.

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

The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net earnings before income taxes	$348	$270	$808	$637
Income tax expense	80	22	180	91
Effective tax rate	23%	8%	22%	14%

During the three and nine months ended September 28, 2019, the Company recorded $80 million and $180 million of net tax expense, resulting in effective tax rates of 23% and 22%, respectively. During the three and nine months ended September 29, 2018, the Company recorded $22 million and $91 million of net tax expense, resulting in effective tax rates of 8% and 14%, respectively. The three and nine months ended September 28, 2019 effective tax rates include state tax expense, offset by excess tax benefits on share-based compensation. The effective tax rates for the three and nine months ended September 28, 2019 of 23% and 22%, respectively, are higher than the effective tax rates for the three and nine months ended September 29, 2018 of 8% and 14%, respectively, primarily due to a favorable settlement of a state audit and favorable U.S. return-to-provision adjustments related to significant tax legislation, both of which were recorded in 2018.

8. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	50	47	9	9	1	1
Expected return on plan assets	(69)	(68)	(20)	(22)	(2)	(3)
Amortization of:
Unrecognized net loss	11	15	4	4	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Net periodic pension benefits	$(8)	$(6)	$(7)	$(8)	$(4)	$(5)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	152	139	29	30	2	2
Expected return on plan assets	(207)	(203)	(62)	(70)	(7)	(8)
Amortization of:
Unrecognized net loss	35	43	12	11	3	3
Unrecognized prior service benefit	—	—	—	—	(11)	(11)
Net periodic pension benefits	$(20)	$(21)	$(19)	$(27)	$(13)	$(14)

9. Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Share-based compensation expense included in:
Costs of sales	$3	$3	$11	$8
Selling, general and administrative expenses	16	12	46	33
Research and development expenditures	11	4	30	12
Share-based compensation expense included in Operating earnings	30	19	87	53
Tax benefit	(5)	(5)	(16)	(13)
Share-based compensation expense, net of tax	$25	$14	$71	$40
Decrease in basic earnings per share	$(0.15)	$(0.09)	$(0.43)	$(0.25)
Decrease in diluted earnings per share	$(0.14)	$(0.08)	$(0.40)	$(0.23)

During the nine months ended September 28, 2019, the Company granted:

•
0.5 million restricted stock units ("RSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $68 million and $7 million, respectively, and 0.2 million stock options and 0.2 million performance options ("POs") with an aggregate grant-date fair value of $7 million and $7 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

•
0.4 million of restricted stock in connection with the acquisition of VaaS, for an aggregate grant-date fair value of $38 million related to compensation withheld from the purchase price that will be expensed over an average service period of one year.

•
0.1 million of restricted stock and 14,071 restricted stock units in connection with the acquisition of WatchGuard for an aggregate grant date fair value of $13.8 million and $2.3 million, respectively, that will be expensed over an average service period of two years.

•
$5.5 million of aggregate grant date fair value performance stock units ("PSUs"), during the second quarter of 2019 as a portion of Long Range Incentive Plan ("LRIP") issued to certain Company executive officers. The 2019 PSUs have a three-year performance period and were granted at a target number of units subject to adjustment based on company performance. The number of PSU's will be based on the actual total shareholder return ("TSR") compared to the S&P 500 over the three-year performance period.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 28, 2019 and December 31, 2018 were as follows:

September 28, 2019	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$17	$17
Common stock	22	—	22
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1

December 31, 2018	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Corporate bonds	1	—	1
Common stock	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4

The Company had no Level 3 holdings as of September 28, 2019 or December 31, 2018.
At September 28, 2019 and December 31, 2018, the Company had $534 million and $734 million, respectively, of investments in money market prime and government funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at September 28, 2019 and December 31, 2018 was $6.0 billion and $5.4 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11. Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Accounts receivable sales proceeds	$4	$—	$31	$76
Long-term receivables sales proceeds	56	73	132	101
Total proceeds from receivable sales	$60	$73	$163	$177

At September 28, 2019, the Company had retained servicing obligations for $969 million of long-term receivables, compared to $970 million at December 31, 2018. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $98 million at September 28, 2019, compared to $62 million at December 31, 2018.

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

13. Segment Information
The following table summarizes Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Products and Systems Integration	$1,349	$1,288	$3,656	$3,429
Services and Software	645	574	1,855	1,660
	$1,994	$1,862	$5,511	$5,089
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Products and Systems Integration	$258	$183	$568	$449
Services and Software	155	111	423	290
Operating earnings	413	294	991	739
Total other expense	(65)	(24)	(183)	(102)
Earnings before income taxes	$348	$270	$808	$637

14. Reorganization of Business
2019 Charges
During the three months ended September 28, 2019, the Company recorded net reorganization of business charges of $18 million including $15 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $19 million related to employee separation, partially offset by $1 million of reversals for accruals no longer needed.
During the nine months ended September 28, 2019, the Company recorded net reorganization of business charges of $37 million including $27 million of charges in Other charges and $10 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $37 million were charges of $48 million related to employee separation, partially offset by $11 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

September 28, 2019	Three Months Ended	Nine Months Ended
Products and Systems Integration	$14	$29
Services and Software	4	8
	$18	$37

The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from January 1, 2019 to September 28, 2019:

	January 1, 2019	Additional Charges	Adjustments	Amount Used	September 28, 2019
Employee separation costs	$84	$48	$(11)	$(44)	$77

Employee Separation Costs
At January 1, 2019, the Company had an accrual of $84 million for employee separation costs. The 2019 additional charges of $48 million represent severance costs for approximately 600 employees. The adjustment of $11 million reflects reversals for accruals no longer needed. The $44 million used reflects cash payments to severed employees. The remaining accrual of $77 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at September 28, 2019, is expected to be paid, primarily within one year, to approximately 900 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
During the nine months ended September 29, 2018, the Company recorded net reorganization of business charges of $62 million including $46 million of charges in Other charges and $16 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $62 million were charges of $61 million related to employee separation costs and $16 million related to exit costs, partially offset by $15 million of reversals for accruals no longer needed.
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
Recent Acquisitions
On July 11, 2019, the Company acquired WatchGuard, Inc. ("WatchGuard"), a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million, net of cash acquired. The acquisition expands the Company's video security solutions platform. The business will be part of both the Products and Systems Integration and Services and Software segments. The Company recognized $157 million of goodwill, $63 million of identifiable intangible assets, and $30 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $33 million of customer relationships and $30 million of completed technology that will be amortized over a period of thirteen years and seven years, respectively. The purchase accounting is not yet complete and as such the final allocation between goodwill and net assets may be subject to change based on the finalization of working capital considerations.

On March 11, 2019, the Company announced that it acquired Avtec, Inc. ("Avtec"), a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be part of both the Products and Systems Integration and Services and Software segments. The Company recognized $68 million of goodwill, $64 million of identifiable intangible assets, and $4 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $43 million of completed technology and $21 million of customer relationship intangibles and will be amortized over a period of 15 years. The purchase accounting has been completed as of the third quarter of 2019.
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
On March 28, 2018, the Company completed the acquisition of Avigilon Corporation, a provider of advanced security and video solutions including video analytics, network video management hardware and software, video cameras and access control solutions. The purchase price of $974 million, consisted of cash payments of $980 million for outstanding common stock, restricted stock units and employee held stock options, net of cash acquired of $107 million, debt assumed of $75 million and transaction costs of $26 million. Prior to the end of the first quarter of 2018, $35 million of the assumed debt was repaid with the remaining $40 million repaid during the second quarter of 2018. The Company recognized $498 million of identifiable intangible assets, $434 million of goodwill, and $42 million of net assets. Acquired intangible assets consist of $110 million of customer relationships, $380 million of developed technology and $8 million of trade names and will have useful lives of two to twenty years. The fair values of all intangible assets were estimated using the income approach. Customer relationships and developed technology were valued under the excess earnings method which assumes that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible asset. Trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes.
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
Any sales from devices from these acquisitions are included within the Products and Systems Integration segment whereas sales from services and software offerings from these acquisitions are included in the Services and Software segment.
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 28, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$730	$133	$558	$92
Customer-related	1,159	459	1,085	364
Other intangibles	75	41	76	33
	$1,964	$633	$1,719	$489

Amortization expense on intangible assets was $52 million for the three months ended September 28, 2019 and $154 million for the nine months ended September 28, 2019. Amortization expense on intangible assets was $46 million for the three months ended September 29, 2018 and $140 million for the nine months ended September 29, 2018. As of September 28, 2019, annual amortization expense is estimated to be $206 million in 2019, $203 million 2020, $201 million in 2021, $198 million in 2022, $104 million in 2023, and $80 million in 2024.

Amortized intangible assets were comprised of the following by segment:

	September 28, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$652	$70	$510	$38
Services and Software	1,312	563	1,209	451
	$1,964	$633	$1,719	$489

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2019 to September 28, 2019:

	Products and Systems Integration	Services and Software	Total
Balance as of January 1, 2019	$722	$792	$1,514
Goodwill acquired	251	236	487
Purchase accounting adjustments	—	9	9
Foreign currency	—	(4)	(4)
Balance as of September 28, 2019	$973	$1,033	$2,006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 28, 2019 and September 29, 2018, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Executive Overview
Third Quarter Financial Results

•	Net sales were $2.0 billion in the third quarter of 2019 compared to $1.9 billion in the third quarter of 2018, an increase of 7%.

•	Operating earnings were $413 million in the third quarter of 2019 compared to $294 million in the third quarter of 2018.

•
Earnings attributable to Motorola Solutions, Inc. were $267 million, or $1.51 per diluted common share, in the third quarter of 2019, compared to $247 million, or $1.43 per diluted common share, in the third quarter of 2018.

•	Our operating cash flow increased $765 million to $1.0 billion in the first nine months of 2019 compared to the first nine months of 2018.

•	We repurchased $170 million of common stock and paid $281 million in dividends in the first nine months of 2019.
Recent Acquisitions and Developments
On September 5, 2019, we extended our strategic partnership with Silver Lake with new $1.0 billion 1.75% senior convertible notes.  In exchange, we settled the outstanding $800 million 2.00% senior convertible notes with the issuance of 5.5 million shares and $1.1 billion in cash, of which, $600 million was paid subsequent to quarter end.
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
Segment Financial Highlights
A summary of our segment results for the third quarter of 2019 is as follows:

•
In the Products and Systems Integration segment, net sales were $1.3 billion in the third quarter of 2019, an increase of $61 million, or 5%, compared to $1.3 billion in the third quarter of 2018. On a geographic basis, net sales increased in the Americas, partially offset by a decline in sales in the other regions, compared to the year-ago quarter. Operating earnings were $258 million in the third quarter of 2019, compared to $183 million in the third quarter of 2018. Operating margin increased in 2019 to 19.1% from 14.2% in 2018 driven by higher sales and gross margin, and lower operating expenses primarily due to a $40 million environmental reserve expense that was recorded in the third quarter of 2018, partially offset by expenses related to acquisitions.

•
In the Services and Software segment, net sales were $645 million in the third quarter of 2019, an increase of $71 million, or 12%, compared to net sales of $574 million in the third quarter of 2018. On a geographic basis, net sales increased in the Americas and EMEA, partially offset by a decline in sales in AP, compared to the year-ago quarter. Operating earnings were

$155 million in the third quarter of 2019, compared to $111 million in the third quarter of 2018. Operating margin increased in 2019 to 24.0% from 19.3% in 2018 driven by higher sales, gross margin, and a $17 million environmental reserve expense that was recorded in the third quarter of 2018, partially offset by higher operating expenses related to acquisitions.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 28, 2019	% of Sales*	September 29, 2018	% of Sales*	September 28, 2019	% of Sales*	September 29, 2018	% of Sales*
Net sales from products	$1,196		$1,151		$3,260		$2,993
Net sales from services	798		711		2,251		2,096
Net sales	1,994		1,862		5,511		5,089
Costs of products sales	501	41.9%	516	44.8%	1,435	44.0%	1,383	46.2%
Costs of services sales	486	60.9%	445	62.6%	1,365	60.6%	1,314	62.7%
Costs of sales	987		961		2,800		2,697
Gross margin	1,007	50.5%	901	48.4%	2,711	49.2%	2,392	47.0%
Selling, general and administrative expenses	359	18.0%	323	17.3%	1,035	18.8%	918	18.0%
Research and development expenditures	172	8.6%	158	8.5%	505	9.2%	472	9.3%
Other charges	63	3.2%	126	6.8%	180	3.3%	263	5.2%
Operating earnings	413	20.7%	294	15.8%	991	18.0%	739	14.5%
Other income (expense):
Interest expense, net	(54)	(2.7)%	(59)	(3.2)%	(165)	(3.0)%	(163)	(3.2)%
Gains on sales of investments and businesses, net	—	—%	6	0.3%	4	0.1%	16	0.3%
Other, net	(11)	(0.6)%	29	1.6%	(22)	(0.4)%	45	0.9%
Total other expense	(65)	(3.3)%	(24)	(1.3)%	(183)	(3.3)%	(102)	(2.0)%
Net earnings before income taxes	348	17.5%	270	14.5%	808	14.7%	637	12.5%
Income tax expense	80	4.0%	22	1.2%	180	3.3%	91	1.8%
Net earnings	268	13.4%	248	13.3%	628	11.4%	546	10.7%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	0.1%	3	0.1%	2	—%
Net earnings attributable to Motorola Solutions, Inc.	$267	13.4%	$247	13.3%	$625	11.3%	$544	10.7%
Earnings per diluted common share	$1.51		$1.43		$3.56		$3.17
* Percentages may not add due to rounding

Results of Operations—Three months ended September 28, 2019 compared to three months ended September 29, 2018
The results of operations for the third quarter of 2019 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Net sales from Products and Systems Integration	$1,349	$1,288	5%
Net sales from Services and Software	645	574	12%
Net sales	$1,994	$1,862	7%
The Products and Systems Integration segment’s net sales represented 68% of our consolidated net sales in the third quarter of 2019 and 69% in the third quarter of 2018. The Services and Software segment’s net sales represented 32% of our consolidated net sales in the third quarter of 2019 and 31% in the third quarter of 2018.
Net sales were up $132 million, or 7%, compared to the third quarter of 2018. The increase in net sales was driven by the Americas, partially offset by a sales decline in EMEA and AP, with a 5% increase in the Products and Systems Integration segment and a 12% increase in the Services and Software segment. Net sales includes:

•	growth in Devices primarily due to strong demand in the Americas, inclusive of acquisitions;

•	$58 million of revenue from the acquisitions of VaaS, WatchGuard, and Avtec; and

•	partially offset by $21 million from unfavorable currency rates.
Regional results include:

•	growth in the Americas region of 12% driven by growth in both segments, inclusive of revenue from acquisitions;

•	a decline in the AP region of 9% driven primarily by China and currency headwinds; and

•	a decline in the EMEA region of 1% primarily due to large system deployments in the Middle East in the third quarter of 2018 and currency headwinds, partially offset by growth within Europe.
Products and Systems Integration
The 5% increase in the Products and Systems Integration segment was driven by the following:

•	$27 million of revenue from the acquisitions of WatchGuard, VaaS and Avtec;

•	8% growth in Devices revenue primarily due to strong demand for land mobile radio ("LMR") and video devices in the Americas, inclusive of revenue from acquisitions; and

•
partially offset by a 1% decline in Systems and Systems Integration revenue in the third quarter of 2019, as compared to the third quarter of 2018 primarily due to large system deployments in the Middle East in the third quarter of 2018.

Services and Software
The 12% increase in the Services and Software segment was driven by the following:

•	$31 million of revenue from the acquisitions of VaaS, WatchGuard, and Avtec;

•	39% growth in Software, driven primarily by growth in our video security solutions portfolio and command center software sales, inclusive of acquisitions; and

•	5% growth in Services, driven by growth in software and hardware maintenance revenue as well as managed services revenue, inclusive of acquisitions, and partially offset by currency headwinds.

Gross Margin

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Gross margin	$1,007	$901	12%
Gross margin was 50.5% of net sales in the third quarter of 2019 compared to 48.4% in the third quarter of 2018. The primary drivers of the increase are as follows:

•	higher margins in Products and Systems Integration driven by a favorable mix of Devices to Systems and Systems Integration, as well as higher margin contribution from acquisitions; and

•	higher margins within Services and Software primarily driven by higher margin contribution within our Software portfolio, inclusive of acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Selling, general and administrative expenses	$359	$323	11%
SG&A expenses increased 11% compared to the third quarter of 2018. SG&A expenses were 18.0% of net sales compared to 17.3% of net sales in the third quarter of 2018. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses.
Research and Development Expenditures

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Research and development expenditures	$172	$158	9%
R&D expenditures increased 9% primarily due to increased expenses associated with acquired businesses. R&D expenditures were 8.6% of net sales compared to 8.5% of net sales in the third quarter of 2018.
Other Charges

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Other charges	$63	$126
The reduction of Other charges in the third quarter of 2019 as compared to the third quarter of 2018 is primarily due to a $57 million environmental reserve expense that was recorded in the third quarter of 2018 and $15 million of net reorganization of business charges in the third quarter of 2019 as compared to $21 million in the third quarter of 2018 (see further detail in “Reorganization of Businesses” section).
Operating Earnings

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Operating earnings from Products and Systems Integration	$258	$183
Operating earnings from Services and Software	155	111
Operating earnings	$413	$294
Operating earnings were up $119 million, or 40%, compared to the third quarter of 2018. The increase in Operating earnings was due to:

•
Products and Systems Integration, which was up $75 million from the third quarter of 2018 compared to the third quarter of 2019, driven by higher sales and gross margin and lower operating expenses primarily due to a $40 million environmental reserve expense that was recorded in the third quarter of 2018, partially offset by expenses related to acquisitions; and

•
Services and Software, which was up $44 million from the third quarter of 2018 compared to the third quarter of 2019, primarily driven by higher sales, gross margin, and a $17 million environmental reserve expense that was recorded in the third quarter of 2018, partially offset by higher operating expenses related to acquisitions.

Interest Expense, net

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Interest expense, net	$(54)	$(59)
The decrease in net interest expense in the third quarter of 2019 compared to the third quarter of 2018 was a result of less average debt outstanding as of and for the period ending September 28, 2019 and higher cash balances generating more interest income as compared to the period ending September 29, 2018.
Gains on Sales of Investments and Businesses, net

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Gains on sales of investments and businesses, net	$—	$6
The net gain of $6 million in the third quarter of 2018 was primarily related to the sale of one strategic investment.
Other, net

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Other, net	$(11)	$29
The change in net Other expense in the third quarter of 2019 as compared to the net Other income in the third quarter of 2018 was driven by:

•
$18 million of unfavorable fair value adjustments to equity investments in the third quarter of 2019 as compared to $7 million of favorable fair value adjustments to equity investments in the third quarter of 2018;

•	a $9 million loss on derivative instruments in the third quarter of 2019 as compared to an $8 million gain in the third quarter of 2018;

•	a $7 million loss from the extinguishment of long-term debt in the third quarter of 2019;

•	$5 million of investment impairments in the third quarter of 2019; and

•	a $4 million gain from the extinguishment of 2.00% senior convertible notes in the third quarter of 2019 as compared to a $6 million gain in the third quarter of 2018;

•	partially offset by $3 million of foreign currency gains in the third quarter of 2019 as compared to $14 million of losses in the third quarter of 2018.
Effective Tax Rate

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018
Income tax expense	$80	$22
Income tax expense increased by $58 million compared to the third quarter of 2018, for an effective tax rate of 23%. Our effective tax rate for the three months ended September 28, 2019 of 23% is higher than the effective tax rate for the three months ended September 29, 2018 of 8%, primarily due to favorable US return-to-provision adjustments related to significant tax legislation recorded in 2018.

Results of Operations—Nine months ended September 28, 2019 compared to nine months ended September 29, 2018
Net Sales

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Net sales from Products and Systems Integration	$3,656	$3,429	7%
Net sales from Services and Software	1,855	1,660	12%
Net sales	$5,511	$5,089	8%
The Products and Systems Integration segment’s net sales represented 66% of our consolidated net sales in the first nine months of 2019 and 67% in the first nine months of 2018. The Services and Software segment’s net sales represented 34% of our consolidated net sales in the first nine months of 2019 and 33% in the first nine months of 2018.
Net sales were up $422 million, or 8%, compared to the first nine months of 2018. The increase in net sales was driven by the Americas, partially offset by a sales decline in AP, with a 7% increase in the Products and Systems Integration segment and a 12% increase in the Services and Software segment. Net sales includes:

•
$227 million of revenue from the acquisitions of VaaS, WatchGuard, and Avtec which closed during the first nine months of 2019 and Avigilon and Plant which were acquired towards the end of the first quarter of 2018;

•	growth in Devices due to strong demand across all regions inclusive of acquisitions; and

•	partially offset by $96 million from unfavorable currency rates.
Regional results include:

•	growth in the Americas region of 13% across both segments, inclusive of acquisitions;

•	a decline in the AP region of 7% driven primarily by China and currency headwinds; and

•
a decline in the EMEA region of 1% primarily due to currency headwinds and large system deployments in the Middle East completed in 2018, currency headwinds and partially offset by growth within Europe.

Products and Systems Integration
The 7% increase in the Products and Systems Integration segment was driven by the following:

•	$120 million of revenue from acquisitions;

•	9% growth in Devices revenue primarily due to strong demand for LMR and video devices across all regions, inclusive of acquisitions; and

•	partially offset by large system deployments in the Middle East completed in 2018.
Services and Software
The 12% increase in the Services and Software segment was driven by the following:

•	$107 million of revenue from acquisitions;

•	50% growth in Software, driven primarily by revenue from our video security solutions portfolio and growth in our command center software sales, inclusive of acquisitions; and

•	3% growth in Services, driven by growth in software and hardware maintenance revenue as well as managed services revenue, inclusive of acquisitions, partially offset by unfavorable currency headwinds.
Gross Margin

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Gross margin	$2,711	$2,392	13%
Gross margin was 49.2% of net sales in the first nine months of 2019 compared to 47.0% in the first nine months of 2018. The primary drivers of the increase are as follows:

•	higher margins in Products and Systems Integration driven by a favorable mix of Devices to Systems and Systems Integration, as well as higher margin contribution from acquisitions; and

•
higher margins within Services and Software primarily driven by higher margin contribution within our Software portfolio from acquisitions and operational efficiencies in service delivery costs of our Services portfolio.

Selling, General and Administrative Expenses

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Selling, general and administrative expenses	$1,035	$918	13%
SG&A expenses increased 13% compared to the first nine months of 2018. SG&A expenses were 18.8% of net sales compared to 18.0% of net sales in the first nine months quarter of 2018. The increase in SG&A expenditures is primarily due to increased expenses associated with acquired businesses.
Research and Development Expenditures

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	% Change
Research and development expenditures	$505	$472	7%
R&D expenditures increased 7% primarily due to increased expenses associated with acquired businesses. R&D expenditures were 9.2% of net sales compared to 9.3% of net sales in the first nine months of 2018.
Other Charges

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Other charges	$180	$263
The reduction of Other charges in the first nine months of 2019 as compared to the first nine months of 2018 can be summarized as follows:

•	a $57 million environmental reserve expense in the first nine months of 2018;

•	$4 million of charges for acquisition-related transaction fees in the first nine months of 2019 as compared to $17 million in the first nine months of 2018;

•
$27 million of net reorganization of business charges in the first nine months of 2019 as compared to $46 million in the first nine months of 2018 (see further detail in “Reorganization of Businesses” section); and

•	partially offset by $154 million of amortization of intangibles in the first nine months of 2019 compared to $140 million in the first nine months of 2018.
Operating Earnings

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Operating earnings from Products and Systems Integration	$568	$449
Operating earnings from Services and Software	423	290
Operating earnings	$991	$739
Operating earnings were up $252 million, or 34%, compared to the first nine months of 2018. The increase in Operating earnings was due to:

•
Services and Software, which was up $133 million from the first nine months of 2018 compared to the first nine months of 2019, driven by higher sales and gross margin, and a $17 million environmental reserve expense that was recorded in the third quarter of 2018, partially offset by higher operating expenses related to acquisitions; and

•
Products and Systems Integration, which was up $119 million from the first nine months of 2018 compared to the first nine months of 2019, driven by higher sales and gross margin and a $40 million environmental reserve expense that was recorded in the third quarter of 2018, partially offset by higher operating expenses related to acquisitions.

Interest Expense, net

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Interest expense, net	$(165)	$(163)
The increase in net interest expense in the first nine months of 2019 compared to the first nine months of 2018 was a result of more average debt outstanding as of and for the period ending September 28, 2019 as compared to the period ending September 29, 2018.
Gains on Sales of Investments and Businesses, net

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Gains on sales of investments and businesses, net	$4	$16
Net gains on sales of investments and businesses were $4 million in the first nine months of 2019 compared to $16 million during the first nine months of 2018. The net gains in the first nine months of 2019 were related to the sale of our two-way communications rental business and various equity method investments. The net gains in the first nine months of 2018 were primarily related to the sale of two investments.
Other, net

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Other, net	$(22)	$45
The change in net Other expense in the first nine months of 2019 as compared to the net Other income in the first nine months of 2018 was primarily driven by:

•	a $50 million loss from the extinguishment of long-term debt in the first nine months of 2019;

•	$16 million of investment impairments in the first nine months of 2019;

•	$3 million of unfavorable fair value adjustments to equity investments in the first nine months of 2019 as compared to $7 million of favorable fair value adjustments in the first nine months of 2018;

•	$50 million of net periodic pension and postretirement benefit in the first nine months of 2019 as compared to $58 million in the first nine months of 2018;

•	a $4 million gain from the extinguishment of 2.00% senior convertible notes in the first nine months of 2019 as compared to a $6 million gain in the first nine months of 2018;

•	a $16 million loss on derivative instruments in the first nine months of 2019 as compared to $15 million in the first nine months of 2018;

•	partially offset by $13 million of other non-operating income in the first nine months of 2019 as compared to expense of $1 million in the first nine months of 2018; and

•	foreign currency losses of $7 million in the first nine months of 2019 as compared to $14 million in the first nine months of 2018.
Effective Tax Rate

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018
Income tax expense	$180	$91
Income tax expense increased by $89 million compared to the first nine months of 2018, for an effective tax rate of 22%. Our effective tax rate for the nine months ended September 28, 2019 of 22% is higher than the effective tax rate for the nine months ended September 29, 2018 of 14%, primarily due to a primarily due to a favorable settlement of a state audit and favorable U.S. return-to-provision adjustments related to significant tax legislation, both of which were recorded in 2018.

Reorganization of Business
During the third quarter of 2019, we recorded net reorganization of business charges of $18 million including $15 million of charges recorded within Other charges and $3 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $19 million related to employee separation costs, partially offset by $1 million of reversals for accruals no longer needed.
During the first nine months of 2019, we recorded net reorganization of business charges of $37 million including $27 million of charges in Other charges and $10 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $37 million were charges of $48 million related to employee separation, partially offset by $11 million of reversals for accruals no longer needed.
During the third quarter of 2018, we recorded net reorganization of business charges of $25 million including $21 million of charges in Other charges and $4 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $25 million were charges of $13 million related to employee separation costs and $12 million related to exit costs.
During the first nine months of 2018, we recorded net reorganization of business charges of $62 million including $46 million of charges recorded within Other charges and $16 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $62 million were charges of $61 million related to employee separation costs and $16 million related to exit costs, partially offset by $15 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Products and Systems Integration	$14	$19	$29	$47
Services and Software	4	6	8	15
	$18	$25	$37	$62
Cash payments for employee severance in connection with the reorganization of business plans were $44 million in the first nine months of 2019 and employee severance costs were $48 million in the first nine months of 2018. The reorganization of business accrual at September 28, 2019 was $77 million, of which relate to employee separation costs that are expected to be paid within one year.
As of January 1, 2019, accruals for exit costs are included in Operating lease liabilities with an offsetting impairment to our right-of use assets ("ROU"), all within our Condensed Consolidated Balance Sheets (see Note 3 of our condensed consolidated financial statements).

Liquidity and Capital Resources

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows provided by (used for):
Operating activities	$1,028	$263
Investing activities	(802)	(1,196)
Financing activities	(329)	534
Effect of exchange rates on cash and cash equivalents	(14)	(18)
Decrease in cash and cash equivalents	$(117)	$(417)
Cash and Cash Equivalents
At September 28, 2019, $744 million of the $1.1 billion cash and cash equivalents balance was held in the U.S. and $396 million was held in other countries, with $74 million held in the United Kingdom.
Operating Activities
The increase in operating cash flows from the first nine months of 2018 to the first nine months of 2019 was driven by:

•	a $500 million debt-funded voluntary contribution to our U.S. pension plan in the first nine months of 2018;

•	higher earnings and working capital contribution in the first nine months of 2019; and

•	a $51 million payment out of restricted cash related to a settlement arising from a legacy business in 2018;

•	partially offset by $32 million of higher tax payments in the first nine months of 2019; and

•	$12 million of higher interest payments in the first nine months of 2019 driven by additional debt issued towards the end of first quarter of 2018.
Investing Activities
The decrease in net cash used by investing activities from the first nine months of 2018 to the first nine months of 2019 was primarily due to:

•
a $535 million decrease in acquisitions and investments, primarily driven by cash used for the purchases of VaaS, Avtec and WatchGuard for $617 million, as compared to the first nine months of 2018 when we made acquisitions of Avigilon, and Plant Holdings for $1.1 billion; and

•
partially offset by $80 million of lower proceeds from sales of investments and businesses, primarily driven by $60 million of excess cash withdrawn from company-sponsored life insurance investments in the first nine months of 2018; and

•
a $61 million increase in capital expenditures in the first nine months of 2019 as compared to the first nine months of 2018, primarily due to the network builds including Airwave and ESN, as well as expenditures for Avigilon, supply chain and information technology.

Financing Activities
The increase in cash used for financing activities in the first nine months of 2019 as compared to the cash provided by financing activities in the first nine months of 2018 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" below):

•	a $1.0 billion increase in the repayment of debt;

•	a $157 million increase in the settlement of the conversion premium on the 2.00% senior convertible notes;

•	a $104 million increase in share repurchases; and

•	a $29 million increase in payments of dividends in the first nine months of 2019 as compared to the first nine months of 2018;

•	partially offset by a $509 million increase in debt issuance.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Accounts receivable sales proceeds	$4	$—	$31	$76
Long-term receivables sales proceeds	56	73	132	101
Total proceeds from sales of accounts receivable	$60	$73	$163	$177
The proceeds of our receivable sales are included in "Operating activities" within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding long-term debt of $5.7 billion and $5.3 billion, including the current portions of $617 million and $31 million at September 28, 2019 and December 31, 2018, respectively.
In February of 2018, we issued $500 million of 4.60% Senior notes due 2028. After debt issuance costs and debt discounts, we recognized net proceeds of $497 million. These proceeds were then used to make a $500 million contribution to our U.S. pension plan in the first quarter of 2018. During the second half of 2018, we issued an additional $200 million on the outstanding 4.6% senior notes bringing the total outstanding principal to $700 million. We recognized net proceeds of $196 million after debt issuance costs and debt discounts, which was then used to pay the $200 million principal due to Silver Lake Partners on October 15, 2018.
To complete the acquisition of Avigilon during the quarter ended March 31, 2018, we entered into a term loan for $400 million with a maturity date of March 26, 2021 (the "Term Loan"). The interest on the Term Loan was variable, indexed to the London Inter-bank Offered Rate ("LIBOR"), and paid monthly. The weighted average borrowing rate for amounts outstanding during the three and nine months ended September 28, 2019 was 3.53% and 3.68%, respectively. During the three months ended September 28, 2019, we repaid all amounts borrowed under the Term Loan.
In May of 2019, we issued $650 million of 4.60% Senior notes due 2029. We received proceeds of $645 million after debt issuance costs and debt discounts. These proceeds were then used to repurchase $614 million in principal amount of our outstanding long-term debt for a purchase price of $654 million, excluding approximately $3 million of accrued interest. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $43 million related to this repurchase in Other within Other income (expense) in the Condensed Consolidated Statements of Operations.
In August of 2019, we issued a follow-on $150 million to the outstanding 4.60% senior notes due 2029 bringing the outstanding total to $800 million. We recognized net proceeds of $159 million after debt premiums and debt issuance costs. These proceeds were then used to repurchase the remaining $150 million principal amount of the 3.5% senior notes due 2021 for a purchase price of $155 million, excluding approximately $2 million of accrued interest. After accelerating the amortization of debt issuance costs, we recognized a loss of approximately $7 million related to this repurchase in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
In 2015, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 2.00% senior convertible notes which mature in September 2020 ("Senior Convertible Notes"). The notes became fully convertible as of August 25, 2017. The notes were convertible based on a conversion rate that may be adjusted for dividends declared and automatically adjusts the exercise price. During the third quarter of 2018, we repurchased $200 million in principal amount of the Senior Convertible Notes for aggregate consideration of $369 million in cash, inclusive of the conversion premium.
As of the third quarter of 2019, the remaining notes were convertible based on a conversion rate of rate of 14.9186, adjusted for dividends declared, per $1,000 principal amount (equal to a conversion price of $67.03 per share). On September 5, 2019, we entered into an agreement with Silver Lake Partners to settle the remaining $800 million in principal amount of the Senior Convertible Notes in two installments: (ii) $200 million of notes were repurchased during the third quarter for an aggregate consideration of $526 million in cash, inclusive of the conversion premium and (ii) $600 million of principal in cash paid on October 7, 2019, and 5.5 million shares converted into common stock. As of September 28, 2019, we reflected the principal amount of $600 million paid subsequent to the quarter as short term debt and recognized a gain of $4 million from the extinguishment of the 2.00% senior convertible notes in Other, net within other income (expense) in the Condensed Consolidated Statement of Operations.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 ("New Senior Convertible Notes"). Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, we intend to settle the principal amount of the New Senior Convertible Notes in cash. We recorded a debt liability associated with the New Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, we calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. The remaining proceeds of $14 million were allocated to the conversion option and accordingly, increased Additional paid-in capital.
During the third quarter of 2019, we established an unsecured commercial paper program, backed by the revolving credit facility, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of September 28, 2019 we had no outstanding debt under the commercial paper program. Subsequent to the end of the quarter, the Company issued $265 million commercial paper under the program.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.
Credit Facilities
As of September 28, 2019, we had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 28, 2019. During the first quarter of 2018, we borrowed $400 million to facilitate the Avigilon acquisition, which was subsequently paid during the fourth quarter of 2018. There were no borrowings outstanding or letters of credit issued under the revolving credit facility as of September 28, 2019.
Share Repurchase Program
During the nine months ended September 28, 2019, we paid an aggregate of $170 million, including transaction costs, to repurchase approximately 1.4 million shares at an average price of $122.31 per share. As of September 28, 2019, the Company had used approximately $12.6 billion of the share repurchase authority to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

Dividends
During the third quarter of 2019, we paid $94 million in cash dividends to holders of our common stock. During the first nine months of 2019, we paid $281 million in cash dividends to holders of our common stock. Subsequent to quarter end, we paid an additional $98 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $98 million at September 28, 2019, compared to $62 million at December 31, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of September 28, 2019, we had outstanding foreign exchange contracts with notional amounts totaling $1.1 billion, compared to $819 million outstanding as of December 31, 2018. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 28, 2019, and the corresponding positions as of December 31, 2018:

	Notional Amount
Net Buy (Sell) by Currency	September 28, 2019	December 31, 2018
Euro	$138	$89
British pound	73	139
Australian dollar	(122)	(105)
Chinese renminbi	(67)	(55)
Brazilian Real	(43)	(41)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the impact of global economic and political conditions, (b) the impact of acquisitions on our business, (c) our business strategies and expected results, (d) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (e) our ability and cost to repatriate funds, (f) our ability to settle the principal amount of the New Senior Convertible Notes in cash, (g) our ability and cost to access the capital markets at our current ratings, (h) our ability to borrow and the amount available under our credit facilities, (i) the return of capital to shareholders through dividends and/or repurchasing shares, (j) the adequacy of our cash balances to meet current operating requirements, and (k) the outcome and effect of ongoing and future legal proceedings, (2) The impact of new FASB Accounting Standards Updates on our financial statements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. Effective January 1, 2019, we adopted the new lease accounting standard ASU No. 2016-02. We have implemented new accounting processes related to lease accounting and related disclosures, including related control activities. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash or in shares of common stock upon conversion, such as our New Senior Convertible Notes, in a manner that reflects the issuer’s effective interest cost. The fair value of the embedded conversion option is classified as an addition to stockholder’s equity. The difference between book carrying cost and face value of the debt represents a non-cash discount. This difference will be amortized into interest expense over the estimated life of the New Senior Convertible Notes using the effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discount over the term of the New Senior Convertible Notes. Accordingly, we will report lower net income because of the recognition of both the current period’s discount amortization and the New Senior Convertible Notes’ coupon interest, which could adversely affect the trading price of our shares of common stock and the trading price (if any) of the New Senior Convertible Notes.
Under certain circumstances, convertible debt instruments (such as the New Senior Convertible Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the New Senior Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the New Senior Convertible Notes exceeds their principal amount. Under the treasury stock method the number of shares outstanding for purposes of calculating diluted earnings per share includes the number of shares that would be required to settle the excess of the conversion value of the New Senior Convertible Notes, if any, over the principal amounts of the New Senior Convertible Notes (which would be settled in cash). The conversion value of the New Senior Convertible Notes will exceed the principal amount of the notes to the extent the trading price of a share of our stock exceeds $203.50. We intend to settle the principal amount of the convertible notes in cash. However, we may not have access to the capital markets for financing on acceptable terms and conditions, particularly if our credit ratings are downgraded. Accordingly, we may be forced to fully settle the New Senior Convertible Notes in shares of common stock upon conversion, the effect of which would cause the dilutive impact to earnings per share to be significantly in excess of the dilutive impact reflected by the treasury stock method.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 3, 2019, as partial consideration for the acquisition of VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location, we issued 1,802,379 shares of common stock the Company at a fair value of $198 million, inclusive of $38 million related to compensation withheld from the purchase that will be expensed over an average service period of one year, to certain of the former owners of VaaS. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
On July 11, 2019 the Company issued 80,702 shares of restricted stock in connection with the acquisition of WatchGuard, Inc., a company that is a U.S. leader in mobile video solutions. The restricted stock was issued for an aggregate grant-date fair value of $14 million that will be expensed over an average service period of two years. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
As disclosed on a Form 8-K previously filed, on September 5, 2019, the Company entered into an investment agreement, pursuant to which it issued $1.0 billion in the New Senior Convertible Notes in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The sale was completed in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on such exemption from registration based in part on representations made by the investment agreement with Silver Lake Partners.
On September 5, 2019, in connection with the agreement with Silver Lake Partners to settle a portion of the principal amount of the Senior Convertible Notes, the Company issued 5,471,271 million shares of common stock. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering of solicitation. Subsequently, the shares were registered for resale by the selling securityholders pursuant to a registration statement filed on September 6, 2019. The selling securityholders will receive all of the proceeds from the sale or other disposition of the shares of common stock. The Company will not receive any of the proceeds from the sale or other disposition of the shares of common stock.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 28, 2019.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
06/27/19 to 07/24/19	—	$—	—	$1,406,799,929
07/25/19 to 08/21/19	—	$—	—	$1,406,799,929
08/22/19 to 09/25/19	—	$—	—	$1,406,799,929
Total	—	$—	—

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

(2)
Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 28, 2019, the Company had used approximately $12.6 billion, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
4.1
Indenture dated as of September 5, 2019 between Motorola Solutions, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, related to the 1.75% Convertible Senior Notes Due 2024. (incorporated by reference to Exhibit 10.2 to Motorola Solutions’ Current Report on Form 8-K filed on September 5, 2019 (File No. 1-7221)).

10.1
Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master), L.P., dated as of September 5, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on September 5, 2019 (file No. 1-7221)).

10.2
Amendment dated as of September 5, 2019, to the Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P., Silver Lake Partners IV Cayman (AIV II), dated as of August 4, 2015 (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Current Report on Form 8-K filed on September 5, 2019 (file No. 1-7221)).

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith

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

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
October 30, 2019

EXHIBIT INDEX

Exhibit No.	Exhibit
4.1
Indenture dated as of September 5, 2019 between Motorola Solutions, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, related to the 1.75% Convertible Senior Notes Due 2024. (incorporated by reference to Exhibit 10.2 to Motorola Solutions’ Current Report on Form 8-K filed on September 5, 2019 (File No. 1-7221)).

10.1
Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master), L.P., dated as of September 5, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions’ Current Report on Form 8-K filed on September 5, 2019 (file No. 1-7221)).

10.2
Amendment dated as of September 5, 2019, to the Investment Agreement by and among Motorola Solutions, Inc., Silver Lake Partners IV, L.P., Silver Lake Partners IV Cayman (AIV II), dated as of August 4, 2015 (incorporated by reference to Exhibit 10.4 to Motorola Solutions’ Current Report on Form 8-K filed on September 5, 2019 (file No. 1-7221)).

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith