Form 10-Q
period 2020-03-28
Motorola Solutions, Inc.
filed 2020-05-08
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 28, 2020
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
(847) 576-5000
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 15, 2020 was 170,067,338

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 28, 2020	March 30, 2019
Net sales from products	$884	$945
Net sales from services	771	712
Net sales	1,655	1,657
Costs of products sales	397	444
Costs of services sales	471	440
Costs of sales	868	884
Gross margin	787	773
Selling, general and administrative expenses	341	327
Research and development expenditures	168	162
Other charges	19	55
Operating earnings	259	229
Other income (expense):
Interest expense, net	(52)	(55)
Gains on sales of investments and businesses, net	—	1
Other, net	17	10
Total other expense	(35)	(44)
Net earnings before income taxes	224	185
Income tax expense	26	33
Net earnings	198	152
Less: Earnings attributable to non-controlling interests	1	1
Net earnings attributable to Motorola Solutions, Inc.	$197	$151
Earnings per common share:
Basic	$1.15	$0.92
Diluted	$1.12	$0.86

Weighted average common shares outstanding:
Basic	170.6	164.0
Diluted	175.9	174.6
Dividends declared per share	$0.64	$0.57
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Net earnings	$198	$152
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(138)	30
Defined benefit plans	12	11
Total other comprehensive income (loss), net of tax	(126)	41
Comprehensive income	72	193
Less: Earnings attributable to non-controlling interests	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$71	$192
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	March 28, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,672	$1,001
Accounts receivable, net	1,122	1,412
Contract assets	958	1,046
Inventories, net	442	447
Other current assets	287	272
Total current assets	4,481	4,178
Property, plant and equipment, net	932	992
Operating lease assets	521	554
Investments	154	159
Deferred income taxes	918	943
Goodwill	2,075	2,067
Intangible assets, net	1,242	1,327
Other assets	393	422
Total assets	$10,716	$10,642
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$814	$16
Accounts payable	531	618
Contract liabilities	1,278	1,449
Accrued liabilities	1,256	1,356
Total current liabilities	3,879	3,439
Long-term debt	5,111	5,113
Operating lease liabilities	458	497
Other liabilities	2,198	2,276
Preferred stock, $100 par value	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 3/28/20—170.7; 12/31/19—171.0
Outstanding shares: 3/28/20—170.0; 12/31/19—170.5
Additional paid-in capital	542	499
Retained earnings	1,074	1,239
Accumulated other comprehensive loss	(2,566)	(2,440)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(948)	(700)
Non-controlling interests	18	17
Total stockholders’ equity (deficit)	(930)	(683)
Total liabilities and stockholders’ equity (deficit)	$10,716	$10,642
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				197	1
Other comprehensive loss			(126)
Issuance of common stock and stock options exercised	1.3	5
Share repurchase program	(1.6)			(253)
Share-based compensation expenses		38
Dividends declared $0.64 per share				(109)
Balance as of March 28, 2020	170.7	$544	$(2,566)	$1,074	$18

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
Net earnings				151	1
Other comprehensive income			41
Issuance of common stock and stock options exercised	1.2	45
Share repurchase program	(1.2)			(145)
Share-based compensation expenses		27
Issuance of common stock for acquisition	1.4	160
Dividends declared $0.57 per share				(94)
Balance as of March 30, 2019	165.4	$653	$(2,724)	$963	$18
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Operating
Net earnings attributable to Motorola Solutions, Inc.	$197	$151
Earnings attributable to non-controlling interests	1	1
Net earnings	198	152
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	99	95
Non-cash other charges (income)	(51)	10
Share-based compensation expenses	38	27
Gain on sales of investments and businesses, net	—	(1)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	275	168
Inventories	2	(63)
Other current assets and contract assets	48	136
Accounts payable, accrued liabilities, and contract liabilities	(301)	(261)
Other assets and liabilities	(4)	(6)
Deferred income taxes	4	(6)
Net cash provided by operating activities	308	251
Investing
Acquisitions and investments, net	(36)	(368)
Proceeds from sales of investments and businesses, net	2	2
Capital expenditures	(48)	(66)
Proceeds from sales of property, plant and equipment	56	—
Net cash used for investing activities	(26)	(432)
Financing
Repayments of debt	(4)	(8)
Net proceeds from revolver draw	800	—
Issuances of common stock	5	45
Purchases of common stock	(253)	(145)
Payments of dividends	(109)	(93)
Net cash provided by (used for) financing activities	439	(201)
Effect of exchange rate changes on total cash and cash equivalents	(50)	22
Net increase (decrease) in total cash and cash equivalents	671	(360)
Cash and cash equivalents, beginning of period	1,001	1,257
Cash and cash equivalents, end of period	$1,672	$897
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$61	$72
Income and withholding taxes, net of refunds	22	23
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements as of March 28, 2020 and for the three months ended March 28, 2020 and March 30, 2019 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 28, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions and Developments
On March 17, 2020, the Company announced the proposed acquisition of IndigoVision Group plc ("IndigoVision") for a purchase price of approximately $37 million in cash. The proposed acquisition complements the Company's video security and analytics portfolio, providing enhanced geographical reach across a wider customer base. The proposed acquisition is subject to customary closing conditions for a UK public transaction and is expected to close in the second quarter of 2020.
On March 3, 2020, the Company acquired a cybersecurity services business for $40 million, inclusive of share-based compensation withheld at a fair value of $6 million that will be expensed over a service period of two years. The acquisition was settled with $33 million of cash, net of cash acquired. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, managed services and remediation and response capabilities. The business is a part of the Software and Services segment.
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
Change in presentation
During the first quarter of 2020, the Company restructured its operations to realize more operational efficiencies, combining EMEA, AP and LA into one region which is now reflected as "International." Accordingly, the Company now reports net sales in the following two geographic regions: North America, which includes the United States and Canada, and International. The Company has updated all periods presented to reflect this change in presentation.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019, May 2019 and November 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," and ASU No. 2019-11," Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which provided additional implementation guidance on the previously issued ASU. The Company adopted ASC 326 as of January 1, 2020 using a modified retrospective transition approach for all credit losses. Consequently, financial information will not be updated and disclosures required under ASC 326 will not be provided for dates and periods before January 1, 2020.
The Company considered the impact of adoption by reviewing historical losses in conjunction with current and future economic conditions on the following financial assets: i) cash equivalents, ii) accounts receivable, iii) contract assets and iv) long-term receivables. Historical losses for these financial assets were previously insignificant with the exception of accounts receivable. The Company estimates credit losses on accounts receivable based on historical losses and then takes into account estimates of current and future economic conditions. The Company’s historical loss model is based on past due customer receivable balances and considers past collection experience, historical write-offs as well as the customer’s overall financial condition. Customer receivables are considered past due if payments have not been received within the agreed invoice terms. These historical losses are aggregated based on the type of customer (Direct and Indirect) and the geographic region (North America and International). The adoption of this standard did not have a material impact to the Company's financial statements.
The following table displays the rollforward of the allowance for credit losses on the Company's trade receivables:

Allowance for Credit Losses	Balance at January 1, 2020	Charged to Earnings	Used	Adjustments*	Balance at March 28, 2020
2020	$63	$11	$(5)	$(2)	$67
*Adjustments include translation adjustments

2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three months ended March 28, 2020 and March 30, 2019, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of operating segments:

	Three Months Ended
	March 28, 2020		March 30, 2019
	Products and Systems Integration	Software and Services	Products and Systems Integration	Software and Services
Regions:
North America	$748	$368	$755	$320
International	245	294	314	268
	$993	$662	$1,069	$588

Major Products and Services:
Devices	$620	$—	$686	$—
Systems and Systems Integration	373	—	383	—
Services	—	493	—	452
Software	—	169	—	136
	$993	$662	$1,069	$588

Customer Type:
Direct	$641	$621	$657	$553
Indirect	352	41	412	35
	$993	$662	$1,069	$588
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of March 28, 2020 is $6.7 billion. A total of $2.9 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.4 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.8 billion is from Software and Services performance obligations that are not yet satisfied as of March 28, 2020. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.3 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

	March 28, 2020	December 31, 2019
Accounts receivable, net	$1,122	$1,412
Contract assets	958	1,046
Contract liabilities	1,278	1,449
Non-current contract liabilities	264	274
Revenue recognized during the three months ended March 28, 2020 which was previously included in Contract liabilities as of December 31, 2019 is $382 million, compared to $393 million of revenue recognized during the three months ended March 30, 2019 which was previously included in Contract liabilities as of December 31, 2018. Revenue of $19 million was reversed during the three months ended March 28, 2020, compared to $9 million of reversals for the three months ended March 30, 2019.
There were no material expected credit losses recognized on contract assets during the three months ended March 28, 2020 and March 30, 2019.

Contract Cost Balances

	March 28, 2020	December 31, 2019
Current contract cost assets	$21	$24
Non-current contract cost assets	99	107
Amortization of non-current contract cost assets was $11 million for the three months ended March 28, 2020 and March 30, 2019.

3. Leases
The components of the Company's lease expense are as follows:

	Three months ended
(in millions)	March 28, 2020	March 30, 2019
Lease expense:
Operating lease cost	$34	$33
Finance lease cost
Amortization of right-of-use assets	3	3
Interest on lease liabilities	—	1
Total finance lease cost	3	4
Short-term lease cost	—	2
Variable cost	8	9
Sublease income	(1)	(1)
Net lease expense	$44	$47
Lease assets and liabilities consist of the following:

(in millions)	Statement Line Classification	March 28, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$521	$554
Finance lease assets	Property, plant, and equipment, net	33	41
		$554	$595
Current liabilities:
Operating lease liabilities	Accrued liabilities	$119	$122
Finance lease liabilities	Current portion of long-term debt	11	13
		$130	$135
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$458	$497
Finance lease liabilities	Long-term debt	11	16
		$469	$513
Other information related to leases is as follows:

	Three months ended
(in millions)	March 28, 2020	March 30, 2019
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$37	$33
Net cash used for operating activities related to finance leases	—	1
Net cash used for financing activities related to finance leases	3	4
Assets obtained in exchange for lease liabilities:
Operating leases	$19	$27

(in millions)	March 28, 2020	December 31, 2019
Weighted average remaining lease terms (years):
Operating leases	7	7
Finance leases	2	2
Weighted average discount rate:
Operating leases	3.64%	3.61%
Finance leases	4.27%	4.28%

Future lease payments as of March 28, 2020 are as follows:

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$104	$9	$113
2021	127	10	137
2022	112	4	116
2023	65	1	66
2024	54	—	54
Thereafter	201	—	201
Total lease payments	663	24	687
Less: interest	86	2	88
Present value of lease liabilities	$577	$22	$599

4. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	March 28, 2020	March 30, 2019
Other charges (income):
Intangibles amortization (Note 15)	$53	$50
Reorganization of business (Note 14)	12	4
Loss (gain) on legal settlements	2	(1)
Gain on sale of property, plant and equipment	(50)	—
Acquisition-related transaction fees	2	2
	$19	$55
During the three months ended March 28, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe. This gain has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 28, 2020	March 30, 2019
Interest income (expense), net:
Interest expense	$(55)	$(60)
Interest income	3	5
	$(52)	$(55)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$20	$16
Investment impairments	—	(8)
Foreign currency gain (loss)	18	(4)
Loss on derivative instruments	(16)	(4)
Gains on equity method investments	1	1
Fair value adjustments to equity investments	1	(1)
Other	(7)	10
	$17	$10

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	March 28, 2020	March 30, 2019
Basic earnings per common share:
Earnings	$197	$151
Weighted average common shares outstanding	170.6	164.0
Per share amount	$1.15	$0.92
Diluted earnings per common share:
Earnings	$197	$151
Weighted average common shares outstanding	170.6	164.0
Add effect of dilutive securities:
Share-based awards	5.3	4.9
2.00% senior convertible notes	—	5.7
1.75% senior convertible notes	—	—
Diluted weighted average common shares outstanding	175.9	174.6
Per share amount	$1.12	$0.86

For the three months ended March 28, 2020, the assumed exercise of 0.2 million employee stock options, were excluded because their inclusion would have been antidilutive. For the three months ended March 30, 2019, the assumed exercise of 0.5 million options, including 0.2 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of March 28, 2020, the Company had $1.0 billion of 1.75% senior convertible notes outstanding which mature in September 15, 2024 ("New Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the New Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the New Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $203.50. For the period ended March 28, 2020, there was no dilutive effect of the New Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price. See further discussion in Note 5.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 28, 2020	December 31, 2019
Accounts receivable	$1,189	$1,475
Less allowance for credit losses	(67)	(63)
	$1,122	$1,412
Inventories, Net
Inventories, net, consist of the following:

	March 28, 2020	December 31, 2019
Finished goods	$214	$209
Work-in-process and production materials	363	374
	577	583
Less inventory reserves	(135)	(136)
	$442	$447
Other Current Assets
Other current assets consist of the following:

	March 28, 2020	December 31, 2019
Current contract cost assets (Note 2)	$21	$24
Tax-related deposits	60	77
Other	206	171
	$287	$272
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	March 28, 2020	December 31, 2019
Land	$6	$15
Leasehold improvements	379	410
Machinery and equipment	1,997	2,051
	2,382	2,476
Less accumulated depreciation	(1,450)	(1,484)
	$932	$992
Depreciation expense for the three months ended March 28, 2020 and March 30, 2019 was $46 million and $45 million, respectively.

Investments
Investments consist of the following:

	March 28, 2020	December 31, 2019
Common stock	$21	$25
Strategic investments, at cost	44	40
Company-owned life insurance policies	68	74
Equity method investments	21	20
	$154	$159
During the three months ended March 30, 2019, the Company recorded an investment impairment charge of $8 million, representing other-than-temporary declines in the value in the Company's Strategic investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s Condensed Consolidated Statements of Operations.
Other assets consist of the following:

	March 28, 2020	December 31, 2019
Defined benefit plan assets	$236	$223
Non-current contract cost assets (Note 2)	99	107
Other	58	92
	$393	$422
Accrued Liabilities
Accrued liabilities consist of the following:

	March 28, 2020	December 31, 2019
Compensation	$361	$347
Tax liabilities	48	95
Dividend payable	109	110
Trade liabilities	144	161
Operating lease liabilities (Note 3)	119	122
Other	475	521
	$1,256	$1,356
Other Liabilities
Other liabilities consist of the following:

	March 28, 2020	December 31, 2019
Defined benefit plans	$1,490	$1,524
Non-current contract liabilities (Note 2)	264	274
Unrecognized tax benefits	55	53
Deferred income taxes	171	184
Other	218	241
	$2,198	$2,276
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three months ended March 28, 2020, the Company paid an aggregate of $253 million, including transaction costs, to repurchase approximately 1.6 million shares at an average price of $162.85 per share. As of March 28, 2020, the Company had $1.0 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended March 28, 2020 and March 30, 2019, the Company paid $109 million and $93 million, respectively, in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(410)	$(444)
Other comprehensive income (loss) before reclassification adjustment	(136)	34
Tax expense	(2)	(4)
Other comprehensive income (loss), net of tax	(138)	30
Balance at end of period	$(548)	$(414)
Defined Benefit Plans:
Balance at beginning of period	$(2,030)	$(2,321)
Reclassification adjustment - Actuarial net losses into Other income (expense)	19	17
Reclassification adjustment - Prior service benefits into Other income (expense)	(4)	(4)
Tax expense	(3)	(2)
Other comprehensive income, net of tax	12	11
Balance at end of period	$(2,018)	$(2,310)
Total Accumulated other comprehensive loss	$(2,566)	$(2,724)

5. Debt and Credit Facilities

	March 28, 2020	December 31, 2019
$2.2 billion revolving credit facility due April 2022	$800	$—
3.75% senior notes due 2022	550	550
3.5% senior notes due 2023	597	597
4.0% senior notes due 2024	593	593
1.75% senior convertible notes due 2024	990	988
6.5% debentures due 2025	72	72
7.5% debentures due 2025	254	254
4.6% senior notes due 2028	691	691
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	804	804
6.625% senior notes due 2037	37	37
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	91
Other long-term debt	28	35
	5,928	5,132
Adjustments for unamortized gains on interest rate swap terminations	(3)	(3)
Less: current portion	(814)	(16)
Long-term debt	$5,111	$5,113
As of March 28, 2020, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. Following the turmoil in the financial markets caused by the COVID-19 Pandemic, the Company borrowed $800 million under the facility to bolster its cash holdings out of precaution, of which, $800 million was outstanding as of March 28, 2020. The weighted average borrowing rate on outstanding amounts was 2.35%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 28, 2020.
As of March 28, 2020, the Company had $1.0 billion of 1.75% senior convertible notes with Silver Lake, which mature in September 2024 ("New Senior Convertible Notes"). The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. The Company has recorded a debt liability associated with the New Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, the Company has calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. The remaining proceeds of $14 million were allocated to the conversion option and accordingly, increased Additional paid-in capital.
The Company has an unsecured commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component.  At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of March 28, 2020 the Company had no outstanding debt under the commercial paper program.

6. Risk Management
Foreign Currency Risk
As of March 28, 2020, the Company had outstanding foreign exchange contracts with notional amounts totaling $989 million, compared to $1.1 billion outstanding at December 31, 2019. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 28, 2020, and the corresponding positions as of December 31, 2019:

	Notional Amount
Net Buy (Sell) by Currency	March 28, 2020	December 31, 2019
Euro	$228	$134
Norwegian krone	28	32
Canadian dollar	21	8
Australian dollar	(93)	(123)
Chinese renminbi	(74)	(79)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 28, 2020, all of the counterparties have investment grade credit ratings. As of March 28, 2020, the Company had $24 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of March 28, 2020 and December 31, 2019:

	Fair Values of Derivative Instruments
March 28, 2020	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$18	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	6
Total derivatives	$24	$6

	Fair Values of Derivative Instruments
December 31, 2019	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	5
Total derivatives	$4	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended		Financial Statement Location
Foreign Exchange Contracts	March 28, 2020	March 30, 2019
Effective portion	$19	$2	Accumulated other comprehensive income
Forward points recognized	1	1	Other income
Undesignated derivatives recognized	(16)	(4)	Other expense
Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. As of March 28, 2020, the Company had €94 million of net investment hedges in certain Euro functional subsidiaries and £100 million of net investment hedges in certain British pound functional subsidiaries.

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
The following table provides details of income taxes:

	Three Months Ended
	March 28, 2020	March 30, 2019
Net earnings before income taxes	$224	$185
Income tax expense	26	33
Effective tax rate	12%	18%
During the three months ended March 28, 2020, the Company recorded $26 million of net tax expense, resulting in an effective tax rate of 12%. During the three months ended March 30, 2019, the Company recorded $33 million of net tax expense, resulting in an effective tax rate of 18%. The three months ended March 28, 2020 and March 30, 2019 effective tax rates are different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset by excess tax benefits on share-based compensation. The effective tax rate for the three months ended March 28, 2020 of 12% is lower than the effective tax rate for the three months ended March 30, 2019 of 18%, primarily due to a higher excess tax benefits on share-based compensation.

8. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	36	51	7	10	1	1
Expected return on plan assets	(56)	(69)	(22)	(21)	(3)	(3)
Amortization of:
Unrecognized net loss	14	12	4	4	1	1
Unrecognized prior service benefit	—	—	—	—	(4)	(4)
Net periodic pension benefits	$(6)	$(6)	$(10)	$(6)	$(5)	$(5)

9. Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Share-based compensation expense included in:
Costs of sales	$5	$4
Selling, general and administrative expenses	21	16
Research and development expenditures	12	7
Share-based compensation expense included in Operating earnings	38	27
Tax benefit	(7)	(6)
Share-based compensation expense, net of tax	$31	$21
Decrease in basic earnings per share	$(0.18)	$(0.13)
Decrease in diluted earnings per share	$(0.17)	$(0.12)
During the three months ended March 28, 2020, the Company granted 0.3 million restricted stock units ("RSUs"), 0.03 million performance stock units ("PSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $46 million, $7 million, and $9 million, respectively, and 0.1 million stock options and 0.1 million performance options ("POs") with an aggregate grant-date fair value of $5 million and $9 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
The Company granted an additional 0.03 million of restricted stock in connection with the acquisition of a cybersecurity services business, with an aggregate grant-date fair value of $6 million related to compensation withheld from the purchase price that will be expensed over an average service period of two years.

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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 28, 2020 and December 31, 2019 were as follows:

March 28, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$24	$24
Common stock	21	—	21
Liabilities:
Foreign exchange derivative contracts	$—	$6	$6

December 31, 2019	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Common stock	25	—	25
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no Level 3 holdings as of March 28, 2020 or December 31, 2019.
At March 28, 2020 and December 31, 2019, the Company had $914 million and $322 million, respectively, of investments in money market U.S. treasury and government funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at March 28, 2020 and December 31, 2019 was $5.9 billion and $5.5 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11. Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
Accounts receivable sales proceeds	$68	$24
Long-term receivables sales proceeds	41	21
Total proceeds from receivable sales	$109	$45
At March 28, 2020, the Company had retained servicing obligations for $974 million of long-term receivables, compared to $984 million at December 31, 2019. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $94 million at March 28, 2020, compared to $78 million at December 31, 2019.

12. Commitments and Contingencies
Legal Matters
On February 14, 2020, the Company announced that a jury in the U.S. District Court for the Northern District of Illinois decided in the Company's favor in it's trade secret theft and copyright infringement case against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”). In connection with this verdict, the jury awarded Motorola Solutions $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. A motion for a new trial was filed by Hytera subsequent to the quarter.

13. Segment Information
The following table summarizes Net sales by segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
Products and Systems Integration	$993	$1,069
Software and Services	662	588
	$1,655	$1,657
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
Products and Systems Integration	$92	$108
Software and Services	167	121
Operating earnings	259	229
Total other expense	(35)	(44)
Earnings before income taxes	$224	$185

14. Reorganization of Business
2020 Charges
During the three months ended March 28, 2020, the Company recorded net reorganization of business charges of $18 million including $12 million of charges in Other charges and $6 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $22 million related to employee separation, partially offset by $4 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

March 28, 2020	Three Months Ended
Products and Systems Integration	$14
Software and Services	4
$18
The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from January 1, 2020 to March 28, 2020:

	January 1, 2020	Additional Charges	Adjustments	Amount Used	March 28, 2020
Employee separation costs	$78	$22	$(4)	$(22)	$74
Employee Separation Costs
At January 1, 2020, the Company had an accrual of $78 million for employee separation costs. The 2020 additional charges of $22 million represent severance costs for approximately 300 employees. The adjustment of $4 million reflects reversals for accruals no longer needed. The $22 million used reflects cash payments to severed employees. The remaining accrual of $74 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at March 28, 2020, is expected to be paid, primarily within one year, to approximately 900 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2019 Charges
During the three months ended March 30, 2019, the Company recorded net reorganization of business charges of $8 million including $4 million of charges in Other charges and $4 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $8 million were charges of $12 million related to employee separation costs and $4 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

March 30, 2019	Three Months Ended
Products and Systems Integration	$7
Software and Services	1
$8

15. Intangible Assets and Goodwill
On March 3, 2020, the Company acquired a cybersecurity services business for $40 million, inclusive of share-based compensation withheld at a fair value of $6 million that will be expensed over a service period of two years. The acquisition was settled with $33 million of cash, net of cash acquired. The company recognized $27 million of goodwill, $7 million of intangible assets and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as a customer relationship that will be amortized over a period of thirteen years. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, managed services and remediation and response capabilities. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts, intangible assets, goodwill and net liabilities may be subject to change based on the finalization of assumptions and settlement of working capital considerations.
On October 16, 2019, the Company acquired a data solutions business for vehicle location information for a purchase price of $85 million in cash, net of cash acquired. The acquisition enhances the Company's video security platform by adding data to the Company’s existing LPR database within the Software and Services segment. The Company recognized $54 million of goodwill, $28 million of identifiable intangible assets, and $3 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $22 million of customer relationships and $6 million of developed technology and will be amortized over a period of sixteen years and five years, respectively. The purchase accounting is not yet complete and as such the final allocation between income tax accounts and goodwill may be subject to change.
On July 11, 2019, the Company acquired WatchGuard, Inc. ("WatchGuard"), a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million, net of cash acquired. The acquisition expands the Company's video security solutions platform. The business will be part of both the Products and Systems Integration and Software and Services segments. The Company recognized $156 million of goodwill, $63 million of identifiable intangible assets, and $31 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $33 million of customer relationships and $30 million of completed technology that will be amortized over a period of thirteen years and seven years, respectively. The purchase accounting is not yet complete and as such the final allocation between income tax accounts and goodwill may be subject to change.
On March 11, 2019, the Company announced that it acquired Avtec, Inc. ("Avtec"), a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be part of both the Products and Systems Integration and Software and Services segments. The Company recognized $68 million of goodwill, $64 million of identifiable intangible assets, and $4 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $43 million of completed technology and $21 million of customer relationship intangibles and will be amortized over a period of 15 years. The purchase accounting was completed as of the third quarter of 2019.
On January 7, 2019, the Company announced that it acquired VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million to be utilized in the purchase price allocation. The business will be part of both the Products and Systems Integration and Software and Services segments. The Company recognized $261 million of goodwill, $141 million of identifiable intangible assets, and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $99 million of completed technology that will be amortized over a period of ten years and $42 million of customer relationship intangibles that will be amortized over a period of 15 years. The purchase accounting was completed as of the first quarter of 2020.

Intangible Assets
Amortized intangible assets were comprised of the following:

	March 28, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$736	$162	$738	$148
Patents	2	2	2	2
Customer-related	1,144	505	1,222	518
Other intangibles	72	43	75	42
	$1,954	$712	$2,037	$710
Amortization expense on intangible assets was $53 million for the three months ended March 28, 2020 and $50 million for the three months ended March 30, 2019. As of March 28, 2020, annual amortization expense is estimated to be $202 million in 2020, $198 million 2021, $195 million in 2022, $105 million in 2023, $82 million in 2024, and $72 million in 2025.
Amortized intangible assets were comprised of the following by segment:

	March 28, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$652	$94	$652	$82
Software and Services	1,302	618	1,385	628
	$1,954	$712	$2,037	$710
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2020 to March 28, 2020:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2020	$973	$1,094	$2,067
Goodwill acquired	—	27	27
Foreign currency	—	(19)	(19)
Balance as of March 28, 2020	$973	$1,102	$2,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three months ended March 28, 2020 and March 30, 2019, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview
First Quarter Financial Results
•Net sales were $1.7 billion for both of the first quarters of 2020 and 2019.
•Operating earnings were $259 million in the first quarter of 2020 compared to $229 million in the first quarter of 2019.
•Net earnings attributable to Motorola Solutions, Inc. were $197 million, or $1.12 per diluted common share, in the first quarter of 2020, compared to $151 million, or $0.86 per diluted common share, in the first quarter of 2019.
•Our operating cash flow increased $57 million to $308 million in the first quarter of 2020 compared to the first quarter of 2019.
•We repurchased $253 million of common stock and paid $109 million in dividends in the first quarter of 2020.
Recent Developments
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization (“WHO”). In response, there have been a broad number of governmental and commercial actions including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns in an effort to limit the spread of coronavirus. These events have resulted in a significant decline in global economic activity, and accordingly, we have assessed the impact on our employees, customers, communities, liquidity and financial position.
We have implemented a number of measures in an effort to protect the health and well-being of our employees and customers, including having office workers work remotely, suspending employee travel, withdrawing from certain industry events, increased cleaning, encouraging face coverings and using thermal scanning. Additionally, we have ensured customer continuity by fulfilling several emergency orders, completing remote software maintenance where possible, and visitation by field workers to customer sites to keep mission-critical networks operating.
We recognize the effects of the virus on first responders and front-line health care professionals and their families during this time. In response, our charitable foundation has committed $1 million in cash and in-kind donations in support of these groups. We have also reprioritized our foundation funding to support COVID-19 relief efforts in the communities in which we work and serve.
We also assessed the adequacy of our liquidity. We believe the steps we have taken, over the past few years and months, have strengthened our ability to operate under the current conditions. These include the proactive withdrawal in March 2020 of $800 million from our unsecured revolving credit facility as a precaution and to provide additional flexibility during the disruption in the financial markets. This leaves $1.4 billion of capacity on the committed facility. Additionally, we have no bond maturities until 2022.
We evaluated our financial position during this economic slowdown. Specifically, in our Software and Services segment, with the recurring nature of the business and strong backlog position, we expect that the impact should be somewhat limited. In our Products and Systems Integration segment, the impact is likely to be more significant with the largest impact occurring during the second quarter. Reduced demand, particularly in our professional commercial radio business (“PCR”), as well as delays in engagements with our state and local customers in the near term, will most likely lead to year-over-year sales declines for the segment in 2020, as compared to 2019. Within the Products and Systems Integration segment, we are encouraged by the resiliency of the video security Device business and expect growth for fiscal year 2020. We have also taken actions in a number of areas to reduce our operating expenses, mostly driven by lower variable compensation, travel costs, contractor spend and reduced real estate footprint to limit the negative effect on operating margins for the year despite the expected reduction of revenue.
Lastly, we evaluated whether there were any impairment indicators in the first quarter, which included a review of our receivables, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. We concluded that as of the end of the first quarter of 2020, our assets were fairly stated and recoverable.
For additional discussion of risks related to the COVID-19 pandemic, please refer to “Item 1A. Risk Factors.”
Recent Acquisitions
On March 17, 2020, we announced the proposed acquisition of IndigoVision Group plc ("IndigoVision") for a purchase price of approximately $37 million in cash. The proposed acquisition complements our video security and analytics portfolio, providing enhanced geographical reach across a wider customer base. The proposed acquisition is subject to customary closing conditions for a UK public transaction and is currently expected to close in the second quarter of 2020.
On March 3, 2020, we acquired a cybersecurity services business for $40 million, inclusive of share-based compensation withheld at a fair value of $6 million that will be expensed over a service period of two years. The acquisition was settled with $33 million of cash, net of cash acquired. The acquisition expands our ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, managed services and remediation and response capabilities. The business is a part of the Software and Services segment.
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
Change in Presentation
During the first quarter of 2020, we restructured our operations to realize more operational efficiencies, combining EMEA, AP and LA into one region which is now reflected as "International." Accordingly, we now report net sales in the following two geographic regions: North America, which includes the United States and Canada, and International. We have updated all periods presented to reflect this change in presentation.
Geographic market sales measured by the locale of the end customer as a percent of total net sales are as follows:

	Three Months Ended		Year Ended December 31
	March 28, 2020	March 30, 2019	2019	2018	2017
North America	67%	65%	67%	64%	62%
International	33%	35%	33%	36%	38%

Segment Financial Highlights
A summary of our segment results for the first quarter of 2020 is as follows:
•In the Products and Systems Integration segment, net sales were $993 million in the first quarter of 2020, a decrease of $76 million, or 7%, compared to $1.1 billion in the first quarter of 2019. On a geographic basis, net sales decreased in both the North America and International regions compared to the year-ago quarter primarily driven by our PCR Devices sales. Operating earnings were $92 million in the first quarter of 2020, compared to $108 million in the first quarter of 2019. Operating earnings decreased in 2020 to 9.3% from 10.1% in 2019 primarily driven by lower sales, gross margin, and higher operating expenses primarily driven by i) $15 million of additional Hytera-related legal expenses, ii) $7 million higher share-based compensation expenses, iii) $7 million higher reorganization of business charges and iv) higher operating expenses from acquisitions, and partially offset by a $50 million gain from the sale of a manufacturing facility in Europe.
•In the Software and Services segment, net sales were $662 million in the first quarter of 2020, an increase of $74 million, or 13%, compared to net sales of $588 million in the first quarter of 2019. On a geographic basis, net sales increased in both the North America and International regions compared to the year-ago quarter. Operating earnings were $167 million in the first quarter of 2020, compared to $121 million in the first quarter of 2019. Operating earnings increased in 2020 to 25.2% from 20.6% in 2019 driven by higher sales and gross margin expansion, and partially offset by higher operating expenses driven by i) $4 million of higher share-based compensation expenses, ii) $3 million of higher reorganization of business charges and iii) $2 million of higher intangible amortization driven by acquisitions.

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 28, 2020	% of Sales*	March 30, 2019	% of Sales*
Net sales from products	$884		$945
Net sales from services	771		712
Net sales	1,655		1,657
Costs of products sales	397	44.9%	444	47.0%
Costs of services sales	471	61.1%	440	61.8%
Costs of sales	868		884
Gross margin	787	47.6%	773	46.7%
Selling, general and administrative expenses	341	20.6%	327	19.7%
Research and development expenditures	168	10.2%	162	9.8%
Other charges	19	1.1%	55	3.3%
Operating earnings	259	15.6%	229	13.8%
Other income (expense):
Interest expense, net	(52)	(3.1)%	(55)	(3.3)%
Gains on sales of investments and businesses, net	—	—%	1	—%
Other, net	17	1.0%	(10)	(0.6)%
Total other expense	(35)	(2.1)%	(44)	(2.7)%
Net earnings before income taxes	224	13.5%	185	11.2%
Income tax expense	26	1.6%	33	2.0%
Net earnings	198	12.0%	152	9.2%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	—%
Net earnings attributable to Motorola Solutions, Inc.	$197	11.9%	$151	9.1%
Earnings per diluted common share	$1.12		$0.86
* Percentages may not add due to rounding

Results of Operations—Three months ended March 28, 2020 compared to three months ended March 30, 2019
The results of operations for the first quarter of 2020 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019	% Change
Net sales from Products and Systems Integration	$993	$1,069	(7)%
Net sales from Software and Services	662	588	13%
Net sales	$1,655	$1,657	—%
The Products and Systems Integration segment’s net sales represented 60% of our consolidated net sales in the first quarter of 2020 and 65% in the first quarter of 2019. The Software and Services segment’s net sales represented 40% of our consolidated net sales in the first quarter of 2020 and 35% in the first quarter of 2019.
Net sales were flat in the first quarter of 2020 compared to the first quarter of 2019. The 7% decline in sales within the Products and Systems Integration segment was driven by a 22% decline in the International region and a 1% decline in the North America region. The 13% increase in sales within the Software and Services segment was driven by a 15% increase in the North America region and a 10% increase in the International region. Net sales includes:
•a decline in the Products and System Integration segment, inclusive of acquisitions, driven by a decline in PCR Devices, a subset of our Devices portfolio, and partially offset by growth in Video Devices; and
•$7 million from unfavorable currency rates;
•partially offset by $48 million of revenue from acquisitions; and
•growth in Software and Services driven by maintenance and managed services, and video security and command center software.
Regional results include:
•an increase in the North America region of 4% driven by growth in the Software and Services segment, inclusive of revenue from acquisitions; and
•partially offset by a decline in the International region of 7% driven primarily by a decline in sales in our PCR Devices.
Products and Systems Integration
The 7% decrease in the Products and Systems Integration segment was driven by the following:
•10% decline in Devices revenue, primarily driven by a decline in the demand of our PCR devices in both the International and North America regions, inclusive of revenue from acquisitions;
•3% decline in Systems and Systems Integration revenue; and
•partially offset by $24 million of revenue from acquisitions.
Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•9% growth in Services, driven by growth in our maintenance and managed services revenue, inclusive of acquisitions;
•25% growth in Software, driven primarily by an increase in video security and command center software sales, inclusive of acquisitions; and
•$24 million of revenue from acquisitions.
Gross Margin

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019	% Change
Gross margin	$787	$773	2%
Gross margin was 47.6% of net sales in the first quarter of 2020 compared to 46.7% in the first quarter of 2019. The primary drivers of the increase are as follows:

•higher margins within Software and Services primarily driven by margin expansion within the Services and Software businesses and the increased mix of Software to the total segment, inclusive of acquisitions;
•partially offset by lower gross margin contribution in Products and Systems Integration as a result of the decline in Devices sales, inclusive of acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019	% Change
Selling, general and administrative expenses	$341	$327	4%
SG&A expenses increased 4% compared to the first quarter of 2019. SG&A expenses were 20.6% of net sales compared to 19.7% of net sales in the first quarter of 2019. The increase in SG&A expenditures is primarily due to $25 million in Hytera-related legal expenses incurred during the first quarter of 2020 compared to $10 million in the first quarter of 2019.
Research and Development Expenditures

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019	% Change
Research and development expenditures	$168	$162	4%
R&D expenditures increased 4% primarily due to increased expenses associated with acquired businesses. R&D expenditures were 10.2% of net sales compared to 9.8% of net sales in the first quarter of 2019.
Other Charges

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Other charges	$19	$55
Other charges decreased by $36 million in the first quarter of 2020 compared to the first quarter of 2019. The change is driven by the following:
•a $50 million gain on the sale of property, plant and equipment in the first quarter of 2020;
•partially offset by $12 million of net reorganization business charges in the first quarter of 2020 compared to $4 million in the first quarter of 2019 (see further detail in “Reorganization of Businesses” section); and
•$53 million of intangible amortization in the first quarter of 2020 compared to $50 million in the first quarter of 2019.

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Operating earnings from Products and Systems Integration	$92	$108
Operating earnings from Software and Services	167	121
Operating earnings	$259	$229
Operating earnings were up $30 million, or 13%, compared to the first quarter of 2019. The increase in Operating earnings was due to:
•Software and Services, which was up $46 million, primarily driven by higher sales and gross margin expansion, partially offset by higher operating expenses driven by: i) $4 million of higher share-based compensation expenses ii) $3 million of higher reorganization of business charges and iii) $2 million of higher intangible amortization driven by acquisitions; and
•Products and Systems Integration, which was down $16 million, driven by lower sales, gross margin and higher operating expenses primarily driven by: i) $15 million of additional Hytera-related legal expenses, ii) $7 million higher share-based compensation expenses, iii) $7 million higher reorganization of business charges and iv) higher operating expenses from acquisitions, and partially offset by a $50 million gain from the sale of a manufacturing facility in Europe.

Interest Expense, net

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Interest expense, net	$(52)	$(55)
The decrease in net interest expense in the first quarter of 2020 compared to the first quarter of 2019 was a result of less average debt outstanding as of and for the period ending March 28, 2020 as compared to the period ending March 30, 2019.

Other, net

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Other, net	$17	$10
The increase in net Other income in the first quarter of 2020 as compared to the first quarter of 2019 was driven by $8 million of investment impairments in the first quarter of 2019.
Effective Tax Rate

	Three Months Ended
(In millions)	March 28, 2020	March 30, 2019
Income tax expense	$26	$33
Income tax expense decreased by $7 million compared to the first quarter of 2019, resulting in an effective tax rate of 12%. Our effective tax rate for the three months ended March 28, 2020 is lower than the effective tax rate for the three months ended March 30, 2019 of 18%, primarily due to a higher excess tax benefits on share-based compensation.
Reorganization of Business
During the first quarter of 2020, we recorded net reorganization of business charges of $18 million including $12 million of charges recorded within Other charges and $6 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $22 million related to employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
During the first quarter of 2019, we recorded net reorganization of business charges of $8 million including $4 million of charges in Other charges and $4 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $8 million were charges of $12 million related to employee separation costs and $4 million reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
Products and Systems Integration	$14	$7
Software and Services	4	1
	$18	$8
Cash payments for employee severance in connection with the reorganization of business plans were $22 million in the first quarter of 2020 and $14 million in the first quarter of 2019. The reorganization of business accrual at March 28, 2020 was $74 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows provided by (used for):
Operating activities	$308	$251
Investing activities	(26)	(432)
Financing activities	439	(201)
Effect of exchange rates on cash and cash equivalents	(50)	22
Increase (decrease) in cash and cash equivalents	$671	$(360)
Cash and Cash Equivalents
At March 28, 2020, $1.2 billion of the $1.7 billion cash and cash equivalents balance was held in the U.S. and $459 million was held in other countries, with $162 million held in the United Kingdom.
Operating Activities
The increase in operating cash flows from the first quarter of 2019 to the first quarter of 2020 was driven primarily by favorable working capital as a result of timing.
Investing Activities
The decrease in net cash used by investing activities from the first quarter of 2019 to the first quarter of 2020 was primarily due to:
•a $332 million decrease in acquisitions and investments, primarily driven by cash used for the purchases of VaaS and Avtec in the first quarter of 2019;
•a $18 million decrease in capital expenditures in the first quarter of 2020 as compared to the first quarter of 2019 due to lower payments for the Airwave and ESN networks; and
•a $56 million increase in the proceeds from the sale of property, plant and equipment driven by the sale of a European manufacturing facility in the first quarter of 2020.
Financing Activities
The increase in cash provided by financing activities in the first quarter of 2020 as compared to the cash provided by financing activities in the first quarter of 2019 was driven by (also see further discussion in "Debt," "Share Repurchase Program" and "Dividends" below):
•a $800 million increase in debt due to the draw on our syndicated, unsecured revolving credit facility during the first quarter of 2020;
•partially offset by a $108 million increase in share repurchases in the first quarter of 2020 as compared to the first quarter of 2019;
•a $40 million decrease in the cash received from the issuance of common stock due to the issuance of stock related to our employee stock purchase program taking place during the second quarter of 2020 compared to the first quarter of 2019; and
•a $16 million increase in the payment of dividends in the first quarter of 2020 as compared to the first quarter of 2019.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
Accounts receivable sales proceeds	$68	$24
Long-term receivables sales proceeds	41	21
Total proceeds from sales of accounts receivable	$109	$45
The proceeds of our receivable sales are included in "Operating activities" within our Condensed Consolidated Statements of Cash Flows.

Debt
We had outstanding long-term debt of $5.9 billion and $5.1 billion, including the current portions of $814 million and $16 million at March 28, 2020 and December 31, 2019, respectively.
We have a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. Following the turmoil in the financial markets caused by the COVID-19 Pandemic, we borrowed $800 million under the facility to bolster our cash holdings out of precaution, of which, $800 million was outstanding as of March 28, 2020. The weighted average borrowing rate on outstanding amounts was 2.35%. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 28, 2020.
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
We have an unsecured commercial paper program, backed by the revolving credit facility, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of March 28, 2020 we had no outstanding debt under the commercial paper program.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.
Share Repurchase Program
During the three months ended March 28, 2020, we paid an aggregate of $253 million, including transaction costs, to repurchase approximately 1.6 million shares at an average price of $162.85 per share. As of March 28, 2020, the Company had used approximately $13.0 billion of the share repurchase authority to repurchase shares, leaving $1.0 billion of authority available for future repurchases.
Dividends
During both the first quarter of 2020 and subsequent to the quarter, we paid $109 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $94 million at March 28, 2020, compared to $78 million at December 31, 2019.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and simplifying other areas of accounting for income taxes. The ASU is effective on January 1, 2021 with early adoption permitted. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. We are still evaluating the impact of adoption on its financial statements and disclosures.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires us to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019, May 2019 and November 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition

Relief," and ASU No. 2019-11," Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which provided additional implementation guidance on the previously issued ASU. We adopted ASC 326 as of January 1, 2020 using a modified retrospective transition approach for all credit losses. Consequently, financial information will not be updated and disclosures required under ASC 326 will not be provided for dates and periods before January 1, 2020.
We considered the impact of adoption by reviewing historical losses in conjunction with current and future economic conditions on the following financial assets: i) cash equivalents, ii) accounts receivable, iii) contract assets and iv) long-term receivables. Historical losses for these financial assets were previously insignificant with the exception of accounts receivable. We estimate credit losses on accounts receivable based on historical losses and then take into account estimates of current and future economic conditions. Our historical loss model is based on past due customer receivable balances and considers past collection experience, historical write-offs as well as the customer’s overall financial condition. Customer receivables are considered past due if payments have not been received within the agreed invoice terms. These historical losses are aggregated based on the type of customer (direct and indirect) and the geographic region (North America and International). The adoption of this standard did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of March 28, 2020, we had outstanding foreign exchange contracts with notional amounts totaling $989 million, compared to $1.1 billion outstanding as of December 31, 2019. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 28, 2020, and the corresponding positions as of December 31, 2019:

	Notional Amount
Net Buy (Sell) by Currency	March 28, 2020	December 31, 2019
Euro	$228	$134
Norwegian krone	28	32
Canadian dollar	21	8
Australian dollar	(93)	(123)
Chinese renminbi	(74)	(79)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the effect of COVID-19 on our Software and Services segment, Product and System Integration segment, and day-to-day operations, including the effect of governmental lockdowns and restrictions, as well as safety precautions implemented by the Company, (b) the impact of global economic and political conditions, (c) the impact of acquisitions on our business, (d) the expected closing date of the UK public transaction, (e) our business strategies and expected results, (f) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (g) our ability and cost to repatriate funds, (h) our ability to settle the principal amount of the New Senior Convertible Notes in cash, (i) our ability and cost to access the capital markets at our current ratings, (j) our ability to borrow and the amount available under our credit facilities, (k) the return of capital to shareholders through dividends and/or repurchasing shares, (l) the adequacy of our cash balances to meet current operating requirements, and (m) the outcome and effect of ongoing and future legal proceedings, (2) The impact of new FASB Accounting Standards Updates on our financial statements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters, including our ability to obtain an injunction against Hytera. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document, in Part I, “Item 1A: Risk Factors” on pages 10 through 22 of our 2019 Annual Report on Form 10-K and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On February 14, 2020, we announced that a jury in the U.S. District Court for the Northern District of Illinois decided in our favor in our trade secret theft and copyright infringement case against Hytera Communications Corporation Limited (SHE: 002583) of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”). In connection with this verdict, the jury awarded us $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. A motion for a new trial was filed by Hytera subsequent to the quarter.

Item 1A. Risk Factors
Our business results of operations, financial position, cash flows and stock price may be adversely affected by the recent COVID-19 outbreak.
Health concerns arising from the COVID-19 pandemic may have adverse effects on our business, results of operations, financial position, cash flows and stock price. COVID-19 could adversely impact our supply chain and distribution systems as well as the demand for our products and services. Although we have been permitted to continue to operate in jurisdictions that have mandated the closure of certain businesses, and we expect to continue to do so in the future, there is no assurance that we will be permitted to operate under every future government order or restriction. Any future restrictions or closures could have a material impact on our business, results of operations, financial condition and cash flow. In particular, any limitations on, or closures of, our manufacturing facilities in Malaysia, Canada, Mexico and the United States (Illinois, California, Texas), or our distribution centers in Malaysia, Germany, Canada and the United States (Illinois, California, Texas), could have a material adverse impact on our ability to manufacture products and service customers and in return, have a material adverse impact on our business, results of operations, financial condition and cash flows. This extends as well to any potential disruptions to transportation including reduced availability of air transportation capacity and ocean freight capacity which can lead to longer transit times and increases in freight costs to deliver our products. If diminished transportation capacity levels continue, the speed at which we deliver our products will continue to be slower than the delivery times that we traditionally provide to our customers and could negatively impact our ability to meet customer demand.
Even after the COVID-19 pandemic has subsided, we could experience materially adverse impacts to our business due to any resulting economic downturns. Additionally, concerns over the economic impact of COVID-19 have caused volatility in financial and other capital markets which has and may continue to adversely impact our stock price. To the extent the COVID-19 pandemic adversely affects our business and financial results it may also have the effect of heightening many of the other risks described in our 2019 Annual Report, such as those relating to our products, financial performance or access to capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 3, 2020, the Company issued 33,072 shares of common stock in connection with the acquisition of a cybersecurity services business. The stock was issued for an aggregate grant-date fair value of $6 million that will be expensed over an average service period of two years. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 28, 2020.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/28/19 to 01/22/20	—	$—	—	$1,261,407,490
01/23/20 to 02/18/20	—	$—	—	$1,261,407,490
02/19/20 to 03/25/20	1,554,309	$162.85	1,554,309	$1,008,283,552
Total	1,554,309	$162.85	1,554,309

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of March 28, 2020, the Company had used approximately $13.0 billion, including transaction costs, to repurchase shares, leaving $1.0 billion of authority available for future repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2020-2022 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 13, 2020.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
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

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 7, 2020

EXHIBIT INDEX

Exhibit No.	Exhibit
*10.1	2020-2022 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 13, 2020.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gino A. Bonanotte pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Gino A. Bonanotte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith