Form 10-Q
period 2020-06-27
Motorola Solutions, Inc.
filed 2020-08-07
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 15, 2020 was 169,787,092

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales from products	$877	$1,118	$1,764	$2,063
Net sales from services	741	742	1,509	1,454
Net sales	1,618	1,860	3,273	3,517
Costs of products sales	413	490	812	934
Costs of services sales	439	439	908	879
Costs of sales	852	929	1,720	1,813
Gross margin	766	931	1,553	1,704
Selling, general and administrative expenses	297	351	638	676
Research and development expenditures	161	170	330	333
Other charges	90	61	109	116
Operating earnings	218	349	476	579
Other income (expense):
Interest expense, net	(58)	(56)	(109)	(111)
Gains on sales of investments and businesses, net	—	3	—	4
Other, net	16	(21)	34	(12)
Total other expense	(42)	(74)	(75)	(119)
Net earnings before income taxes	176	275	401	460
Income tax expense	40	67	67	100
Net earnings	136	208	334	360
Less: Earnings attributable to non-controlling interests	1	1	2	2
Net earnings attributable to Motorola Solutions, Inc.	$135	$207	$332	$358
Earnings per common share:
Basic	$0.79	$1.25	$1.95	$2.18
Diluted	$0.78	$1.18	$1.90	$2.04

Weighted average common shares outstanding:
Basic	170.0	164.9	170.3	164.4
Diluted	173.6	176.1	174.8	175.3
Dividends declared per share	$0.64	$0.57	$0.64	$0.57
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net earnings	$136	$208	$334	$360
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	78	(23)	(60)	7
Defined benefit plans	13	10	25	21
Total other comprehensive income (loss), net of tax	91	(13)	(35)	28
Comprehensive income	227	195	299	388
Less: Earnings attributable to non-controlling interests	1	1	2	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$226	$194	$297	$386
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	June 27, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,341	$1,001
Accounts receivable, net	1,134	1,412
Contract assets	937	1,046
Inventories, net	449	447
Other current assets	225	272
Total current assets	4,086	4,178
Property, plant and equipment, net	965	992
Operating lease assets	462	554
Investments	157	159
Deferred income taxes	922	943
Goodwill	2,123	2,067
Intangible assets, net	1,242	1,327
Other assets	417	422
Total assets	$10,374	$10,642
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$517	$16
Accounts payable	498	618
Contract liabilities	1,294	1,449
Accrued liabilities	1,171	1,356
Total current liabilities	3,480	3,439
Long-term debt	5,111	5,113
Operating lease liabilities	385	497
Other liabilities	2,213	2,276
Preferred stock, $100 par value	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 6/27/20—170.7; 12/31/19—171.0
Outstanding shares: 6/27/20—169.9; 12/31/19—170.5
Additional paid-in capital	626	499
Retained earnings	1,017	1,239
Accumulated other comprehensive loss	(2,475)	(2,440)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(830)	(700)
Non-controlling interests	15	17
Total stockholders’ equity (deficit)	(815)	(683)
Total liabilities and stockholders’ equity (deficit)	$10,374	$10,642
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				197	1
Other comprehensive loss			(126)
Issuance of common stock and stock options exercised	1.3	5
Share repurchase program	(1.6)			(253)
Share-based compensation expenses		38
Dividends declared $0.64 per share				(109)
Balance as of March 28, 2020	170.7	$544	$(2,566)	$1,074	$18
Net earnings				135	1
Other comprehensive income			91
Issuance of common stock and stock options exercised	0.6	53
Share repurchase program	(0.6)			(83)
Share-based compensation expenses		31
Dividends declared $0.64 per share				(109)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 27, 2020	170.7	$628	$(2,475)	$1,017	$15

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
Net earnings				151	1
Other comprehensive income			41
Issuance of common stock and stock options exercised	1.2	45
Share repurchase program	(1.2)			(145)
Share-based compensation expenses		27
Issuance of common stock for acquisition	1.4	160
Dividends declared $0.57 per share				(94)
Balance as of March 30, 2019	165.4	$653	$(2,724)	$963	$18
Net earnings				207	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	0.5	33
Share repurchase program	(0.2)			(25)
Share-based compensation expenses		30
Dividends declared $0.57 per share				(94)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of June 29, 2019	165.7	$716	$(2,737)	$1,051	$16
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Operating
Net earnings attributable to Motorola Solutions, Inc.	$332	$358
Earnings attributable to non-controlling interests	2	2
Net earnings	334	360
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	197	191
Non-cash other charges (income)	(40)	4
Share-based compensation expenses	69	57
Gain on sales of investments and businesses, net	—	(4)
Losses from the extinguishment of long term debt	—	43
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	286	110
Inventories	3	(61)
Other current assets and contract assets	136	128
Accounts payable, accrued liabilities, and contract liabilities	(454)	(345)
Other assets and liabilities	(15)	2
Deferred income taxes	1	17
Net cash provided by operating activities	517	502
Investing
Acquisitions and investments, net	(102)	(371)
Proceeds from sales of investments and businesses, net	7	10
Capital expenditures	(102)	(129)
Proceeds from sales of property, plant and equipment	56	—
Net cash used for investing activities	(141)	(490)
Financing
Net proceeds from issuance of debt	—	645
Repayments of debt	(8)	(666)
Net proceeds from revolver draw	800	—
Repayment of revolver draw	(300)	—
Issuances of common stock	49	70
Purchases of common stock	(336)	(170)
Payments of dividends	(218)	(187)
Payments of dividends to non-controlling interests	(4)	(3)
Net cash used for financing activities	(17)	(311)
Effect of exchange rate changes on total cash and cash equivalents	(19)	6
Net increase (decrease) in total cash and cash equivalents	340	(293)
Cash and cash equivalents, beginning of period	1,001	1,257
Cash and cash equivalents, end of period	$1,341	$964
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$109	$112
Income and withholding taxes, net of refunds	50	70
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements as of June 27, 2020 and for the three and six months ended June 27, 2020 and June 29, 2019 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 27, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions
On July 31, 2020, the Company acquired Pelco, Inc., a global provider of video security solutions for $110 million in cash. The acquisition demonstrates Motorola Solutions’ continued investment in video security and analytics, adding to its existing video portfolio a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business will be part of both the Products and Systems Integration segment and the Software and Services segment.
On June 16, 2020, the Company acquired IndigoVision Group plc ("IndigoVision") for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's video security and analytics portfolio, providing enhanced geographical reach across a wider customer base. The business is a part of both the Product and Systems Integration segment and the Software and Services segment.
On April 30, 2020, the Company acquired a cybersecurity services business for a purchase price of $32 million of cash, net of cash acquired. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, and managed services including security monitoring of network operations. The business is a part of the Software and Services segment.
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

Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standard Update ("ASU") No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and streamlining other areas of accounting for income taxes. The ASU is effective for the Company on January 1, 2021 with early adoption permitted. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. The Company is still evaluating the impact of adoption on its disclosures.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019, May 2019 and November 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," and ASU No. 2019-11,"Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which provided additional implementation guidance on the previously issued ASU. The Company adopted ASC 326 as of January 1, 2020 using a modified retrospective transition approach for all credit losses. Consequently, financial information will not be updated and disclosures required under ASC 326 will not be provided for dates and periods before January 1, 2020.
The Company considered the impact of adoption by reviewing historical losses in conjunction with current and future economic conditions on the following financial assets: i) cash equivalents, ii) accounts receivable, iii) contract assets, and iv) long-term receivables. Historical losses for these financial assets were previously insignificant with the exception of accounts receivable. The Company estimates credit losses on accounts receivable based on historical losses and then takes into account estimates of current and future economic conditions. The Company’s historical loss model is based on past due customer receivable balances and considers past collection experience, historical write-offs as well as the customer’s overall financial condition. Customer receivables are considered past due if payments have not been received within the agreed invoice terms. These historical losses are aggregated based on the type of customer (Direct and Indirect) and the geographic region (North America and International). The adoption of this standard did not have a material impact to the Company's financial statements.
The following table displays the rollforward of the allowance for credit losses on the Company's trade receivables:

	Balance at January 1, 2020	Charged to Earnings	Used	Adjustments*	Balance at June 27, 2020
Allowance for credit losses	$63	$24	$(8)	$(2)	$77
*Adjustments include translation adjustments

2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three and six months ended June 27, 2020 and June 29, 2019, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of the Company's segments:

	Three Months Ended
	June 27, 2020		June 29, 2019
	Products and Systems Integration	Software and Services	Products and Systems Integration	Software and Services
Regions:
North America	$719	$374	$911	$342
International	249	276	327	280
	$968	$650	$1,238	$622

Major Products and Services:
Devices	$582	$—	$809	$—
Systems and Systems Integration	386	—	429	—
Services	—	484	—	469
Software	—	166	—	153
	$968	$650	$1,238	$622

Customer Type:
Direct	$634	$611	$771	$582
Indirect	334	39	467	40
	$968	$650	$1,238	$622

	Six Months Ended
	June 27, 2020		June 29, 2019
	Products and Systems Integration	Software and Services	Products and Systems Integration	Software and Services
Regions:
North America	$1,467	$742	$1,666	$662
International	494	570	641	548
	$1,961	$1,312	$2,307	$1,210

Major Products and Services:
Devices	$1,202	$—	$1,495	$—
Systems and Systems Integration	759	—	812	—
Services	—	976	—	921
Software	—	336	—	289
	$1,961	$1,312	$2,307	$1,210

Customer Type:
Direct	$1,275	$1,232	$1,429	$1,135
Indirect	686	80	878	75
	$1,961	$1,312	$2,307	$1,210
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction price associated with remaining performance obligations which are not yet satisfied as of June 27, 2020 is $6.6 billion. A total of $2.8 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.4 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.8 billion is from Software and Services performance obligations that are not yet satisfied as of June 27, 2020. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.3 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

	June 27, 2020	December 31, 2019
Accounts receivable, net	$1,134	$1,412
Contract assets	937	1,046
Contract liabilities	1,294	1,449
Non-current contract liabilities	263	274
Revenue recognized during the three months ended June 27, 2020 which was previously included in Contract liabilities as of March 28, 2020 is $370 million, compared to $340 million of revenue recognized during the three months ended June 29, 2019 which was previously included in Contract liabilities as of March 30, 2019. Revenue recognized during the six months ended June 27, 2020 which was previously included in Contract liabilities as of December 31, 2019 is $631 million, compared to $600 million of revenue recognized during the six months ended June 29, 2019 which was previously included in Contract liabilities as of December 31, 2018. Revenue of $12 million and $34 million was reversed during the three and six months ended June 27, 2020 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts. Adjustments to revenue for the three and six months ended June 29, 2019 driven by changes in the estimates of progress on system contracts were immaterial.
There were no material expected credit losses recognized on contract assets during the three and six months ended June 27, 2020 and June 29, 2019.

Contract Cost Balances

	June 27, 2020	December 31, 2019
Current contract cost assets	$22	$24
Non-current contract cost assets	101	107
Amortization of non-current contract cost assets was $11 million and $22 million for both the three and six months ended June 27, 2020 and June 29, 2019, respectively.

3. Leases
The components of the Company's lease expense are as follows:

	Three months ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Lease expense:
Operating lease cost	$33	$33	$67	$65
Finance lease cost
Amortization of right-of-use assets	3	3	6	6
Interest on lease liabilities	—	—	1	1
Total finance lease cost	3	3	7	7
Short-term lease cost	1	1	1	3
Variable cost	9	8	17	17
Sublease income	(1)	(1)	(2)	(2)
Net lease expense	$45	$44	$90	$90

Lease assets and liabilities consist of the following:

(in millions)	Statement Line Classification	June 27, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$462	$554
Finance lease assets	Property, plant, and equipment, net	31	41
		$493	$595
Current liabilities:
Operating lease liabilities	Accrued liabilities	$123	$122
Finance lease liabilities	Current portion of long-term debt	11	13
		$134	$135
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$385	$497
Finance lease liabilities	Long-term debt	9	16
		$394	$513

For the three months ended June 27, 2020, the Company exercised a break option reducing the term of an International office lease by five years. This resulted in a reduction to both the right of use ("ROU") asset and lease liabilities by approximately $47 million.
Other information related to leases is as follows:

	Six Months Ended
(in millions)	June 27, 2020	June 29, 2019
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$84	$80
Net cash used for operating activities related to finance leases	1	1
Net cash used for financing activities related to finance leases	6	8
Assets obtained in exchange for lease liabilities:
Operating leases	$24	$45

(in millions)	June 27, 2020	December 31, 2019
Weighted average remaining lease terms (years):
Operating leases	6	7
Finance leases	2	2
Weighted average discount rate:
Operating leases	3.57%	3.61%
Finance leases	4.25%	4.28%

Future lease payments as of June 27, 2020 are as follows:

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$61	$6	$67
2021	129	11	140
2022	113	4	117
2023	63	1	64
2024	52	—	52
Thereafter	154	—	154
Total lease payments	572	22	594
Less: interest	64	2	66
Present value of lease liabilities	$508	$20	$528

4. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Other charges:
Intangibles amortization (Note 15)	$51	$52	$104	$102
Reorganization of business (Note 14)	26	8	38	12
Loss on legal settlements	7	1	9	—
Fixed asset impairment	5	—	5	—
Gain on sale of property, plant and equipment	—	—	(50)	—
Acquisition-related transaction fees	1	—	3	2
	$90	$61	$109	$116
During the six months ended June 27, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe. This gain has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest income (expense), net:
Interest expense	$(60)	$(59)	$(114)	$(119)
Interest income	2	3	5	8
	$(58)	$(56)	$(109)	$(111)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$19	$17	$39	$33
Loss from the extinguishment of long-term debt (Note 5)	—	(43)	—	(43)
Investment impairments	—	(3)	—	(11)
Foreign currency loss	(21)	(7)	(3)	(11)
Gain (loss) on derivative instruments	12	(3)	(4)	(7)
Gain on equity method investments	—	—	—	1
Fair value adjustments to equity investments	4	16	5	15
Other	2	2	(3)	11
	$16	$(21)	$34	$(12)
During the three and six months ended June 29, 2019, the Company recorded investment impairment charges of $3 million and $11 million, representing other-than-temporary declines in the value in the Company's strategic investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic earnings per common share:
Earnings	$135	$207	$332	$358
Weighted average common shares outstanding	170.0	164.9	170.3	164.4
Per share amount	$0.79	$1.25	$1.95	$2.18
Diluted earnings per common share:
Earnings	$135	$207	$332	$358
Weighted average common shares outstanding	170.0	164.9	170.3	164.4
Add effect of dilutive securities:
Share-based awards	3.6	4.6	4.5	4.7
2.00% senior convertible notes	—	6.6	—	6.2
1.75% senior convertible notes	—	—	—	—
Diluted weighted average common shares outstanding	173.6	176.1	174.8	175.3
Per share amount	$0.78	$1.18	$1.90	$2.04

For the three months ended June 27, 2020, the assumed exercise of 0.6 million options, including 0.2 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the six months ended June 27, 2020, the assumed exercise of 0.4 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
For the three and six months ended June 29, 2019, the assumed exercise of 0.5 million options, including 0.3 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of June 27, 2020, the Company had $1.0 billion of 1.75% senior convertible notes outstanding which mature in September 15, 2024 ("New Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the New Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the New Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $203.50. The conversion price is adjusted for dividends declared through the date of settlement. For the period ended June 27, 2020, there was no dilutive effect of the New Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price. See further discussion in Note 5.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 27, 2020	December 31, 2019
Accounts receivable	$1,211	$1,475
Less allowance for credit losses	(77)	(63)
	$1,134	$1,412

Inventories, Net
Inventories, net, consist of the following:

	June 27, 2020	December 31, 2019
Finished goods	$226	$209
Work-in-process and production materials	355	374
	581	583
Less inventory reserves	(132)	(136)
	$449	$447
Other Current Assets
Other current assets consist of the following:

	June 27, 2020	December 31, 2019
Current contract cost assets (Note 2)	$22	$24
Tax-related deposits	48	77
Other	155	171
	$225	$272
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	June 27, 2020	December 31, 2019
Land	$6	$15
Leasehold improvements	403	410
Machinery and equipment	2,100	2,051
	2,509	2,476
Less accumulated depreciation	(1,544)	(1,484)
	$965	$992
Depreciation expense for the three months ended June 27, 2020 and June 29, 2019 was $47 million and $44 million, respectively. Depreciation expense for the six months ended June 27, 2020 and June 29, 2019 was $93 million and $89 million, respectively.
Investments
Investments consist of the following:

	June 27, 2020	December 31, 2019
Common stock	$23	$25
Strategic investments, at cost	46	40
Company-owned life insurance policies	70	74
Equity method investments	18	20
	$157	$159
Other Assets
Other assets consist of the following:

	June 27, 2020	December 31, 2019
Defined benefit plan assets	$260	$223
Non-current contract cost assets (Note 2)	101	107
Other	56	92
	$417	$422

Accrued Liabilities
Accrued liabilities consist of the following:

	June 27, 2020	December 31, 2019
Compensation	$193	$347
Tax liabilities	72	95
Dividend payable	109	110
Trade liabilities	140	161
Operating lease liabilities (Note 3)	123	122
Other	534	521
	$1,171	$1,356
Other Liabilities
Other liabilities consist of the following:

	June 27, 2020	December 31, 2019
Defined benefit plans	$1,483	$1,524
Non-current contract liabilities (Note 2)	263	274
Unrecognized tax benefits	55	53
Deferred income taxes	175	184
Other	237	241
	$2,213	$2,276
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three and six months ended June 27, 2020, the Company paid an aggregate of $83 million and $336 million, including transaction costs, to repurchase approximately 0.6 million and 2.2 million shares at an average price of $133.93 and $154.58 per share, respectively. As of June 27, 2020, the Company had $925 million of authority available for future repurchases.
Payment of Dividends: During the three months ended June 27, 2020 and June 29, 2019, the Company paid $109 million and $94 million, respectively, in cash dividends to holders of its common stock. During the six months ended June 27, 2020 and June 29, 2019, the Company paid $218 million and $187 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(548)	$(414)	$(410)	$(444)
Other comprehensive income (loss) before reclassification adjustment	75	(24)	(61)	10
Tax benefit (expense)	3	1	1	(3)
Other comprehensive income (loss), net of tax	78	(23)	(60)	7
Balance at end of period	$(470)	$(437)	$(470)	$(437)
Defined Benefit Plans:
Balance at beginning of period	$(2,018)	$(2,310)	$(2,030)	$(2,321)
Reclassification adjustment - Actuarial net losses into Other income	19	17	38	33
Reclassification adjustment - Prior service benefits into Other expense	(4)	(4)	(8)	(7)
Tax expense	(2)	(3)	(5)	(5)
Other comprehensive income, net of tax	13	10	25	21
Balance at end of period	$(2,005)	$(2,300)	$(2,005)	$(2,300)
Total Accumulated other comprehensive loss	$(2,475)	$(2,737)	$(2,475)	$(2,737)

5. Debt and Credit Facilities
As of June 27, 2020, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. Following the turmoil in the financial markets caused by the COVID-19 Pandemic, the Company borrowed $800 million under the facility to bolster its cash holdings out of precaution in the first quarter of 2020, of which $300 million was repaid during the three months ended June 27, 2020. As of June 27, 2020, the outstanding loan amount was $500 million. Subsequent to the quarter, the company repaid an additional $200 million. The weighted average borrowing rate for amounts outstanding during the three and six months ended June 27, 2020 were 1.69% and 1.79%, respectively. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 27, 2020.
As of June 27, 2020, the Company had $1.0 billion of 1.75% senior convertible notes with Silver Lake, which mature in September 2024 ("New Senior Convertible Notes"). The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 4.9140, as may be adjusted for dividends declared, per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). The exercise price adjusts automatically for dividends. In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. The Company has recorded a debt liability associated with the New Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, the Company has calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. The remaining proceeds of $14 million were allocated to the conversion option and accordingly, increased Additional paid-in capital.
The Company has an unsecured commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component.  At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of June 27, 2020 the Company had no outstanding debt under the commercial paper program.

6. Risk Management
Foreign Currency Risk
As of June 27, 2020, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.1 billion outstanding at December 31, 2019. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 27, 2020, and the corresponding positions as of December 31, 2019:

	Notional Amount
Net Buy (Sell) by Currency	June 27, 2020	December 31, 2019
Euro	$213	$134
British Pound	100	107
Danish Krone	27	18
Australian dollar	(110)	(123)
Chinese renminbi	(68)	(79)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 27, 2020, all of the counterparties have investment grade credit ratings. As of June 27, 2020, the Company had $9 million of exposure to aggregate credit risk with all counterparties.

The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of June 27, 2020 and December 31, 2019:

	Fair Values of Derivative Instruments
June 27, 2020	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	3
Total derivatives	$9	$3

	Fair Values of Derivative Instruments
December 31, 2019	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	5
Total derivatives	$4	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended		Financial Statement Location
Foreign Exchange Contracts	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Effective portion	$(11)	$6	$8	$8	Accumulated other comprehensive income
Forward points recognized	1	2	2	3	Other income
Undesignated derivatives recognized	12	(3)	(4)	(7)	Other expense
Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. As of June 27, 2020, the Company had €94 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the three and six months ended June 27, 2020, the Company amortized $1 million, and $2 million, respectively, of income from the excluded components through interest expense. During the three and six months ended June 29, 2019, the Company amortized $2 million, and $3 million, respectively, of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net earnings before income taxes	$176	$275	$401	$460
Income tax expense	40	67	67	100
Effective tax rate	23%	24%	17%	22%
During the three and six months ended June 27, 2020, the Company recorded $40 million and $67 million of net tax expense, resulting in an effective tax rate of 23% and 17%, respectively. During the three and six months ended June 29, 2019, the Company recorded $67 million and $100 million of net tax expense, resulting in an effective tax rate of 24% and 22%, respectively. The three months ended June 27, 2020 and June 29, 2019 effective tax rates are different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset primarily by tax benefits related to a stock compensation adjustment. The six months ended June 27, 2020 and June 29, 2019 effective tax rates are different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset by excess tax benefits on share-based compensation. The effective tax rate for the three months ended June 27, 2020 of 23% is lower than the effective tax rate for the three months ended June 29, 2019 of 24%, primarily due to an increased benefit of forecasted research and experimental development investment tax credit in the annual effective tax rate. The effective tax rate for the six months ended June 27, 2020 of 17% is lower than the effective tax rate for the six months ended June 29, 2019 of 22%, primarily due to higher excess tax benefits on share-based compensation.

8. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	36	51	7	10	—	1
Expected return on plan assets	(56)	(69)	(20)	(21)	(3)	(3)
Amortization of:
Unrecognized net loss	15	12	3	4	1	1
Unrecognized prior service benefit	—	—	(1)	—	(3)	(4)
Net periodic pension benefits	$(5)	$(6)	$(10)	$(6)	$(5)	$(5)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	72	102	14	20	1	1
Expected return on plan assets	(112)	(138)	(42)	(42)	(5)	(5)
Amortization of:
Unrecognized net loss	29	23	7	8	2	2
Unrecognized prior service benefit	—	—	(1)	—	(7)	(7)
Net periodic pension benefits	$(11)	$(13)	$(21)	$(12)	$(9)	$(9)

9. Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Share-based compensation expense included in:
Costs of sales	$4	$3	$9	$7
Selling, general and administrative expenses	18	15	39	31
Research and development expenditures	9	12	21	19
Share-based compensation expense included in Operating earnings	31	30	69	57
Tax benefit	(5)	(5)	(11)	(10)
Share-based compensation expense, net of tax	$26	$25	$58	$47
Decrease in basic earnings per share	$(0.15)	$(0.15)	$(0.34)	$(0.29)
Decrease in diluted earnings per share	$(0.15)	$(0.14)	$(0.33)	$(0.27)
During the six months ended June 27, 2020, the Company granted 0.4 million restricted stock units ("RSUs"), 0.03 million performance stock units ("PSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $51 million, $7 million, and $9 million, respectively, and 0.1 million stock options and 0.1 million performance options ("POs") with an aggregate grant-date fair value of $6 million and $9 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
During the six months ended June 27, 2020, the Company granted 0.03 million shares of restricted stock in connection with the acquisition of a cybersecurity services business, for an aggregate grant-date fair value of $6 million related to compensation withheld from the purchase prices that will be expensed over an average service period of two years.

10. Fair Value Measurements
The Company may hold certain fixed income securities, equity securities and derivatives, which are recognized and disclosed at fair value in the financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date and is measured using the fair value hierarchy. This hierarchy prescribes valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:
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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 27, 2020 and December 31, 2019 were as follows:

June 27, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$9	$9
Common stock	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$3	$3

December 31, 2019	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Common stock	25	—	25
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no Level 3 holdings as of June 27, 2020 or December 31, 2019.
At June 27, 2020 and December 31, 2019, the Company had $520 million and $322 million, respectively, of investments in money market U.S. treasury and government funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at June 27, 2020 and December 31, 2019 was $6.1 billion and $5.5 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11. Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Accounts receivable sales proceeds	$88	$3	$156	$27
Long-term receivables sales proceeds	29	55	70	76
Total proceeds from receivable sales	$117	$58	$226	$103
At June 27, 2020, the Company had retained servicing obligations for $990 million of long-term receivables, compared to $984 million at December 31, 2019. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $88 million at June 27, 2020, compared to $78 million at December 31, 2019.

12. Commitments and Contingencies
Legal Matters
As previously disclosed, on February 14, 2020, the Company announced that a jury in the U.S. District Court for the Northern District of Illinois decided in the Company's favor in it's trade secret theft and copyright infringement case against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”). In connection with this verdict, the jury awarded Motorola Solutions $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. A motion for a new trial was filed by Hytera during the second quarter of 2020. In addition, during the second quarter of 2020 Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection; subsequent to the end of the second quarter, the Company filed motions to dismiss the bankruptcy proceedings.

13. Segment Information
The following table summarizes Net sales by segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Products and Systems Integration	$968	$1,238	$1,961	$2,307
Software and Services	650	622	1,312	1,210
	$1,618	$1,860	$3,273	$3,517

The following table summarizes the Operating earnings by segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Products and Systems Integration	$49	$201	$141	$310
Software and Services	169	148	335	269
Operating earnings	218	349	476	579
Total other expense	(42)	(74)	(75)	(119)
Earnings before income taxes	$176	$275	$401	$460

14. Reorganization of Business
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits. In addition to the Involuntary Severance Plan, during the quarter ended June 27, 2020, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at six months of salary, were equalized for all employment level grades and capped at a full year’s salary.
2020 Charges
During the three months ended June 27, 2020, the Company recorded net reorganization of business charges of $41 million including $26 million of charges in Other charges and $15 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $41 million were charges of $46 million related to employee separation, partially offset by $5 million of reversals for accruals no longer needed.
During the six months ended June 27, 2020, the Company recorded net reorganization of business charges of $59 million including $38 million of charges in Other charges and $21 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $59 million were charges of $68 million related to employee separation, partially offset by $9 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

June 27, 2020	Three Months Ended	Six Months Ended
Products and Systems Integration	$33	$47
Software and Services	8	12
	$41	$59
The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from January 1, 2020 to June 27, 2020:

	January 1, 2020	Additional Charges	Adjustments	Amount Used	June 27, 2020
Employee separation costs	$78	$68	$(9)	$(41)	$96
Employee Separation Costs
At January 1, 2020, the Company had an accrual of $78 million for employee separation costs. The 2020 additional charges of $68 million represent severance costs for approximately 700 employees. The adjustment of $9 million reflects reversals for accruals no longer needed. The $41 million used reflects cash payments to severed employees. The remaining accrual of $96 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at June 27, 2020, is expected to be paid, primarily within one year, to approximately 1,100 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2019 Charges
During the three months ended June 29, 2019, the Company recorded net reorganization of business charges of $12 million including $8 million of charges in Other charges and $4 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $12 million were charges of $18 million related to employee separation costs and $6 million of reversals for accruals no longer needed.

During the six months ended June 29, 2019, the Company recorded net reorganization of business charges of $20 million including $12 million of charges in Other charges and $8 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $20 million were charges of $30 million related to employee separation costs and $10 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

June 29, 2019	Three Months Ended	Six Months Ended
Products and Systems Integration	$9	$16
Software and Services	3	4
	$12	$20

15. Intangible Assets and Goodwill
On June 16, 2020, the Company acquired IndigoVision Group plc ("IndigoVision") for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's video security and analytics portfolio, providing enhanced geographical reach across a wider customer base. The Company recognized $14 million of goodwill, $22 million of identifiable intangible assets, and $1 million of net liabilities. The goodwill is not deductable for tax purposes. The identifiable intangible asset was classified as $22 million of customer relationships that will be amortized over a period of eleven years. The business is a part of both the Products and Systems Integration and Software and Services segments. The purchase accounting is not yet complete and as such the final allocation between income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On April 30, 2020, the Company acquired a cybersecurity services business for a purchase price of $32 million of cash, net of cash acquired. The Company recognized $23 million of goodwill, $10 million of identifiable intangible assets and $1 million of net liabilities. The goodwill is deductable for tax purposes. The identifiable intangible assets were classified as $8 million of customer relationships and $2 million of developed technology that will be amortized over a period of twelve years and three years, respectively. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, and managed services including security monitoring of network operations. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts and goodwill may be subject to change.
On March 3, 2020, the Company acquired a cybersecurity services business for $40 million, inclusive of share-based compensation withheld at a fair value of $6 million that will be expensed over a service period of two years. The acquisition was settled with $33 million of cash, net of cash acquired. The Company recognized $28 million of goodwill, $7 million of intangible assets and $2 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as a customer relationship that will be amortized over a period of thirteen years. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, managed services and remediation and response capabilities. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts and goodwill may be subject to change.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 27, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$740	$177	$738	$148
Patents	2	2	2	2
Customer-related	1,217	565	1,222	518
Other intangibles	73	46	75	42
	$2,032	$790	$2,037	$710
Amortization expense on intangible assets was $51 million and $104 million for the three and six months ended June 27, 2020, respectively. Amortization expense on intangible assets was $52 million and $102 million for the three and six months ended June 29, 2019, respectively. As of June 27, 2020, annual amortization expense is estimated to be $207 million in 2020, $206 million 2021, $203 million in 2022, $107 million in 2023, $83 million in 2024, and $73 million in 2025.
Amortized intangible assets were comprised of the following by segment:

	June 27, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$653	$105	$652	$82
Software and Services	1,379	685	1,385	628
	$2,032	$790	$2,037	$710
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2020 to June 27, 2020:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2020	$973	$1,094	$2,067
Goodwill acquired	11	54	65
Foreign currency	—	(9)	(9)
Balance as of June 27, 2020	$984	$1,139	$2,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and six months ended June 27, 2020 and June 29, 2019, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview
Second Quarter Financial Results
•Net sales were $1.6 billion in the second quarter of 2020 compared to $1.9 billion in the second quarter of 2019.
•Operating earnings were $218 million in the second quarter of 2020 compared to $349 million in the second quarter of 2019.
•Net earnings attributable to Motorola Solutions, Inc. were $135 million, or $0.78 per diluted common share, in the second quarter of 2020, compared to $207 million, or $1.18 per diluted common share, in the second quarter of 2019.
•Our operating cash flow increased $15 million to $517 million in the first half of 2020 compared to the first half of 2019.
•We repurchased $336 million of common stock and paid $218 million in dividends in the first half of 2020.
Recent Developments
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization (“WHO”). In response, there have been a broad number of governmental and commercial actions including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns in an effort to limit the spread of COVID-19. These events have resulted in a significant decline in global economic activity, and accordingly, we have assessed the impact on our employees, customers, communities, liquidity and financial position.
We continue to abide by a number of measures in an effort to protect the health and well-being of our employees and customers, including having office workers work remotely, suspending employee travel, withdrawing from certain industry events, increased cleaning, encouraging face coverings and using thermal scanning. We have continued to ensure customer continuity by fulfilling several emergency orders, completing remote software maintenance where possible, and continuing to service our mission-critical networks on-site as needed to ensure seamless operations. The Sales teams’ virtual engagement with our customers has improved in the second quarter and is expected to continue throughout the second half of 2020. Additionally, our engineering teams have adapted our solutions offerings to equip our customers with the latest technology in the fight to protect their workplace from the spread of COVID-19. Specifically, in our video security business, we have adapted our software and hardware offerings to provide analytics over occupancy counting, facemask detection, and thermal detection capabilities.
We have assessed the adequacy of our liquidity as of the second quarter of 2020 and believe the measures taken over the past few years and months allow us the ability to operate under the current conditions. During the first quarter of 2020, we proactively withdrew $800 million from our unsecured revolving credit facility, of which $300 million was repaid during the quarter and $200 million was repaid subsequent to the quarter. This leaves $1.9 billion of capacity on the committed facility. Additionally, we have no bond maturities until 2022.
We continue to evaluate our financial position during this economic slowdown. Specifically, in our Software and Services segment, with the largely recurring nature of the business and strong backlog position, we expect that the impacts should be somewhat limited on revenue and operating margin. In our Products and Systems Integration segment, the impacts on revenue and operating margin are likely to be more significant with the largest impact expected during the second quarter of 2020. Reduced demand, particularly in our professional commercial radio business (“PCR”), as well as delays in engagements with our state and local customers in the near term, will most likely lead to year-over-year sales declines for the segment in 2020, as compared to 2019. Within the Products and Systems Integration segment, we are encouraged by the resiliency of the video security Device business and expect growth for fiscal year 2020. We have also taken actions in a number of areas to reduce our operating expenses, mostly driven by lower variable compensation, travel costs, contractor spend and reduced real estate footprint to limit the negative effect on operating margins for the year despite the expected reduction of revenue. In addition, our supply chain partners have been supportive and continue to do their part to ensure that service levels to the company and its customers remain fulfilled.
Lastly, we evaluated whether there were any impairment indicators as of June 27, 2020, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. We concluded that as of the end of the second quarter of 2020, our assets were fairly stated and recoverable.
Recent Acquisitions
On July 31, 2020, we acquired Pelco, Inc., a global provider of video security solutions for $110 million in cash. The acquisition demonstrates our continued investment in video security and analytics, adding to our existing video portfolio a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business will be part of both the Products and Systems Integration segment and the Software and Services segment.

On June 16, 2020 we acquired IndigoVision Group plc ("IndigoVision") for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements our video security and analytics portfolio, providing enhanced geographical reach across a wider customer base. The business is a part of both the Product and System Integration segment and the Software and Services segment.
On April 30, 2020, we acquired a cybersecurity services business for $32 million of cash, net of cash acquired. The acquisition expands our ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, and managed services including security monitoring of network operations. The business is a part of the Software and Services segment.
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
Segment Financial Highlights
A summary of our segment results for the second quarter of 2020 is as follows:
•In the Products and Systems Integration segment, net sales were $968 million in the second quarter of 2020, a decrease of $270 million, or 22%, compared to $1.2 billion in the second quarter of 2019. On a geographic basis, net sales decreased in both the North America and International regions compared to the year-ago quarter primarily driven by lower PCR and public safety land mobile radio ("LMR") sales. Operating earnings were $49 million in the second quarter of 2020, compared to $201 million in the second quarter of 2019. Operating margins decreased in 2020 to 5.1% from 16.2% in 2019 primarily driven by lower sales and partially offset by lower operating expenses primarily driven by lower employee incentive costs, indirect expenses and travel expenses. The overall reduction in operating expenses was offset by: i) $24 million higher reorganization of business charges, ii) $6 million higher legal settlements, iii) $3 million higher share-based compensation expenses, and iv) higher operating expenses from acquisitions.
•In the Software and Services segment, net sales were $650 million in the second quarter of 2020, an increase of $28 million, or 5%, compared to net sales of $622 million in the second quarter of 2019. On a geographic basis, net sales increased in the North America region partially offset by a decrease in the International region compared to the year-ago quarter. Operating earnings were $169 million in the second quarter of 2020, compared to $148 million in the second quarter of 2019. Operating margins increased in 2020 to 26.0% from 23.8% in 2019 driven by higher sales, gross margin expansion, and reduced operating expenses primarily driven by lower employee incentive costs and travel expenses. The overall reduction in operating expenses was offset by: i) $5 million higher reorganization of business charges and ii) higher operating expenses from acquisitions.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 27, 2020	% of Sales*	June 29, 2019	% of Sales*	June 27, 2020	% of Sales*	June 29, 2019	% of Sales*
Net sales from products	$877		$1,118		$1,764		$2,063
Net sales from services	741		742		1,509		1,454
Net sales	1,618		1,860		3,273		3,517
Costs of products sales	413	47.1%	490	43.8%	812	46.0%	934	45.3%
Costs of services sales	439	59.2%	439	59.2%	908	60.2%	879	60.5%
Costs of sales	852		929		1,720		1,813
Gross margin	766	47.3%	931	50.1%	1,553	47.4%	1,704	48.5%
Selling, general and administrative expenses	297	18.4%	351	18.9%	638	19.5%	676	19.2%
Research and development expenditures	161	10.0%	170	9.1%	330	10.1%	333	9.5%
Other charges	90	5.6%	61	3.3%	109	3.3%	116	3.3%
Operating earnings	218	13.5%	349	18.8%	476	14.5%	579	16.5%
Other income (expense):
Interest expense, net	(58)	(3.6)%	(56)	(3.0)%	(109)	(3.3)%	(111)	(3.2)%
Gains on sales of investments and businesses, net	—	—%	3	0.2%	—	—%	4	0.1%
Other, net	16	1.0%	(21)	(1.1)%	34	1.0%	(12)	(0.3)%
Total other expense	(42)	(2.6)%	(74)	(4.0)%	(75)	(2.3)%	(119)	(3.4)%
Net earnings before income taxes	176	10.9%	275	14.8%	401	12.3%	460	13.1%
Income tax expense	40	2.5%	67	3.6%	67	2.0%	100	2.8%
Net earnings	136	8.4%	208	11.2%	334	10.2%	360	10.2%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	0.1%	2	0.1%	2	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$135	8.3%	$207	11.1%	$332	10.1%	$358	10.2%
Earnings per diluted common share	$0.78		$1.18		$1.90		$2.04
* Percentages may not add due to rounding

Results of Operations—Three months ended June 27, 2020 compared to three months ended June 29, 2019
The results of operations for the second quarter of 2020 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Net sales from Products and Systems Integration	$968	$1,238	(22)%
Net sales from Software and Services	650	622	5%
Net sales	$1,618	$1,860	(13)%
The Products and Systems Integration segment’s net sales represented 60% of our consolidated net sales in the second quarter of 2020 and 67% in the second quarter of 2019. The Software and Services segment’s net sales represented 40% of our consolidated net sales in the second quarter of 2020 and 33% in the second quarter of 2019.
Net sales decreased in the second quarter of 2020 compared to the second quarter of 2019. The 22% decline in sales within the Products and Systems Integration segment was driven by a 24% decline in the International region and a 21% decline in the North America region. The 5% increase in sales within the Software and Services segment was driven by a 9% increase in the North America region and partially offset by a 2% decrease in the International region. Net sales includes:
•a decline in the Products and System Integration segment, inclusive of acquisitions, driven by a decline in PCR and public safety LMR, partially offset by growth in video security;
•$30 million from unfavorable currency rates;
•partially offset by $40 million of revenue from acquisitions; and
•growth in Software and Services driven by services in North America and software sales, inclusive of acquisitions.
Regional results include:
•a decrease in the North America region of 13% driven by a decline in the Products and System Integration segment, partially offset by growth in the Software and Services segment, inclusive of revenue from acquisitions; and
•a decrease in the International region of 14% driven by a decline in sales in both the Products and Systems Integration segment and the Software and Services segment.
Products and Systems Integration
The 22% decrease in the Products and Systems Integration segment was driven by the following:
•28% decline in Devices revenue, primarily driven by a decline in PCR and public safety LMR in both the International and North America regions, inclusive of revenue from acquisitions;
•10% decline in Systems and Systems Integration revenue driven by a decline in customer engagement due to the COVID-19 pandemic; and
•partially offset by $20 million of revenue from acquisitions.
Software and Services
The 5% increase in the Software and Services segment was driven by the following:
•3% growth in Services, driven by services in North America, inclusive of acquisitions;
•8% growth in Software, driven primarily by acquisitions and growth in command center software; and
•$20 million of revenue from acquisitions.
Gross Margin

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Gross margin	$766	$931	(18)%
Gross margin was 47.3% of net sales in the second quarter of 2020 compared to 50.1% in the second quarter of 2019. The primary drivers of the decrease are as follows:

•lower gross margin contribution in Products and Systems Integration as a result of the decline in PCR and public safety LMR sales, as well as lower margins in Systems and Systems Integration driven by a delay in engagements from COVID-19; and
•partially offset by higher margins within Software and Services primarily driven by margin expansion within the Services and Software businesses and the increased mix of Software to the total segment, inclusive of acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Selling, general and administrative expenses	$297	$351	(15)%
SG&A expenses decreased 15% compared to the second quarter of 2019. SG&A expenses were 18.4% of net sales compared to 18.9% of net sales in the second quarter of 2019. The decrease in SG&A expenditures is primarily due to reduced employee incentive costs, travel expenses and indirect expenses. The overall reduction in SG&A expenses was partially offset by expenses associated with acquired businesses.
Research and Development Expenditures

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Research and development expenditures	$161	$170	(5)%
R&D expenditures decreased 5% primarily due to lower operating expenses in the second quarter of 2020 driven by lower employee incentive costs, partially offset by expenses associated with acquired businesses. R&D expenditures were 10.0% of net sales compared to 9.1% of net sales in the second quarter of 2019.
Other Charges

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Other charges	$90	$61
Other charges increased by $29 million in the second quarter of 2020 compared to the second quarter of 2019. The change is driven by the following:
•$26 million of net reorganization business charges in the second quarter of 2020 compared to $8 million in the second quarter of 2019 (see further detail in “Reorganization of Businesses” section);
•$7 million of legal settlements in the second quarter of 2020 compared to $1 million in the second quarter of 2019; and
•$5 million of fixed asset impairments in the second quarter of 2020.
Operating Earnings

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Operating earnings from Products and Systems Integration	$49	$201
Operating earnings from Software and Services	169	148
Operating earnings	$218	$349
Operating earnings were down $131 million, or 38%, compared to the second quarter of 2019. The decrease in Operating earnings was due to:
•Products and Systems Integration, which was down $152 million, driven by lower sales, gross margin and partially offset by lower operating expenses primarily driven by lower employee incentive costs, indirect expenses and travel expenses. The overall reduction in operating expenses was partially offset by: i) $24 million of higher reorganization of business charges, ii) $6 million higher legal settlements, iii) $3 million higher share-based compensation expenses, and iv) higher operating expenses from acquisitions; and
•partially offset by Software and Services, which was up $21 million, driven by higher sales, gross margin expansion, and reduced operating expenses primarily driven by lower employee incentive costs and travel expenses. The overall reduction in operating expenses was partially offset by: i) $5 million higher reorganization of business charges and ii) higher operating expenses from acquisitions.

Interest Expense, net

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Interest expense, net	$(58)	$(56)
The increase in net interest expense in the second quarter of 2020 compared to the second quarter of 2019 was a result of higher average debt outstanding, partially offset by lower interest rates as of and for the period ending June 27, 2020 as compared to the period ending June 29, 2019.
Other, net

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Other, net	$16	$(21)
The increase in net Other income in the second quarter of 2020 as compared to the second quarter of 2019 was driven by:
•a $43 million loss of extinguishment of long term debt in the second quarter of 2019;
•$21 million of foreign currency losses in the second quarter of 2020 compared to $7 million of foreign currency losses in the second quarter of 2019;
•$3 million of investment impairments in the second quarter of 2019;
•partially offset by a $12 million gain on derivatives in the second quarter of 2020 compared to a $3 million loss on the derivatives in the second quarter of 2019; and
•$4 million of gains related to fair value adjustments to equity investments in the second quarter of 2020 compared to $16 million of gains related to fair value adjustments to equity investments in the second quarter of 2019.
Effective Tax Rate

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019
Income tax expense	$40	$67
Income tax expense decreased by $27 million compared to the second quarter of 2019, resulting in an effective tax rate of 23%. Our effective tax rate for the three months ended June 27, 2020 is lower than the effective tax rate for the three months ended June 29, 2019 of 24%, primarily due to an increased benefit of forecasted research and experimental development investment tax credit in our annual effective tax rate.

Results of Operations—Six months ended June 27, 2020 compared to Six months ended June 29, 2019
Net Sales

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Net sales from Products and Systems Integration	$1,961	$2,307	(15)%
Net sales from Software and Services	1,312	1,210	8%
Net sales	$3,273	$3,517	(7)%
The Products and Systems Integration segment’s net sales represented 60% of our consolidated net sales in the first half of 2020 and 66% in the first half of 2019. The Software and Services segment’s net sales represented 40% of our consolidated net sales in the first half of 2020 and 34% in the first half quarter of 2019.
Net sales decreased in the first half of 2020 compared to the first half of 2019. The Products and Systems Integration segment declined approximately 15% which was comprised of a 23% decline in the International region and a 12% decline in the North America region. The Software and Services segment increased approximately 8% which is comprised of a 12% increase in the North America region and a 4% increase in the International region. Net sales includes:
•a decline in the Products and System Integration segment, inclusive of acquisitions, driven by a decline in PCR and public safety LMR, partially offset by growth in video security;
•$38 million from unfavorable currency rates;
•partially offset by $88 million of revenue from acquisitions; and

•growth in Software and Services driven by Services in North America and Software primarily from acquisitions and growth in command center software.
Regional results include:
•a 10% decline in the International region driven by a decline in PCR within the Product and System Integration segment, partially offset by a 4% increase in the Software and Services segment, inclusive of acquisitions; and
•a 5% decline in the North America region driven primarily by a decline in PCR and public safety LMR within the Products and System Integration segment, partially offset by growth of video security, and a 12% increase in the Software and Services segment driven by Services in North America and Software primarily from acquisitions.
Products and Systems Integration
The 15% decrease in the Products and Systems Integration segment was driven by the following:
•20% decline in Devices revenue, primarily driven by a decline in PCR and public safety LMR, partially offset by growth of our video security business, inclusive of acquisitions;
•7% decline in Systems and Systems Integration revenue driven by a decline in customer engagement due to the COVID-19 pandemic; and
•partially offset by $44 million of revenue from acquisitions.
Software and Services
The 8% increase in the Software and Services segment was driven by the following:
•6% growth in Services, driven by services in North America, inclusive of acquisitions;
•16% growth in Software, driven primarily by acquisitions and growth in command center software; and
•$44 million of revenue from acquisitions.
Gross Margin

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Gross margin	$1,553	$1,704	(9)%
Gross margin was 47.4% of net sales in the first half of 2020 compared to 48.5% in the first half of 2019. The primary drivers of the decrease are as follows:
•lower gross margin contribution in Products and Systems Integration as a result of the decline in PCR and public safety LMR sales, as well as lower margins in Systems and Systems Integration driven by a delay in engagements from COVID-19; and
•partially offset by higher margins within Software and Services primarily driven by margin expansion within the Services and Software businesses and the increased mix of Software to the total segment, inclusive of acquisitions.
Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Selling, general and administrative expenses	$638	$676	(6)%
SG&A expenses decreased 6% compared to the first half of 2019. SG&A expenses were 19.5% of net sales compared to 19.2% of net sales in the first half of 2019. The decrease in SG&A expenditures is primarily driven by reduced employee incentive costs, travel expenses and indirect expenses, partially offset by $14 million higher Hytera-related legal expenses. The overall reduction in SG&A expenses was partially offset by expenses associated with acquired businesses.
Research and Development Expenditures

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	% Change
Research and development expenditures	$330	$333	(1)%
R&D expenditures decreased 1% primarily due to lower operating expenses in the first half of 2020 driven by lower employee incentive costs partially offset by expenses associated with acquired businesses. R&D expenditures were 10.1% of net sales compared to 9.5% of net sales in the first half of 2019.

Other Charges

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Other charges	$109	$116
Other charges decreased by $7 million in the first half quarter of 2020 compared to the first half of 2019. The change is driven by the following:
•a $50 million gain on the sale of property, plant and equipment in the first half of 2020;
•partially offset by, $38 million of net reorganization business charges in the first half of 2020 compared to $12 million in the first half of 2019 (see further detail in “Reorganization of Businesses” section);
•$9 million of legal settlements in the first half of 2020; and
•$5 million of fixed asset impairments in the first half of 2020.
Operating Earnings

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Operating earnings from Products and Systems Integration	$141	$310
Operating earnings from Software and Services	335	269
Operating earnings	$476	$579
Operating earnings were down $103 million, or 18%, compared to the first half of 2019. The decrease in Operating earnings was due to:
•Products and Systems Integration, which was down $169 million, driven by lower sales and partially offset by lower operating expenses primarily driven by a $50 million gain from the sale of a manufacturing facility in Europe and lower employee incentive costs, indirect expenses and travel expenses. The overall reduction in operating expenses was offset by: i) $32 million higher reorganization of business charges, ii) $14 million of additional Hytera-related legal expenses, iii) $10 million higher share-based compensation expenses, and iv) higher operating expenses from acquisitions; and
•partially offset by Software and Services, which was up $66 million, primarily driven by higher sales and gross margin expansion, acquisitions, and reduced operating expenses due to lower employee incentive costs and travel expenses. The overall reduction in operating expenses was partially offset by: i) $8 million of higher reorganization of business charges and ii) higher operating expenses from acquisitions.
Interest Expense, net

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Interest expense, net	$(109)	$(111)
The decrease in net interest expense in the first half of 2020 compared to the first half of 2019 was a result of lower interest rates, partially offset by higher average debt outstanding as of and for the period ending June 27, 2020 as compared to the period ending June 29, 2019.
Other, net

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Other, net	$34	$(12)
The increase in net Other income in the first half of 2020 as compared to the first half of 2019 was driven by the following:
•a $43 million loss of extinguishment of long term debt in the second quarter of 2019;
•$11 million of investment impairments in the second quarter of 2019;
•$3 million of foreign currency losses in the second quarter of 2020 compared to $11 million of foreign currency losses in the second quarter of 2019;
•$4 million loss on derivatives in the second quarter of 2020 compared to a $7 million loss on the derivatives in the second quarter of 2019;
•$3 million of other operating expense in the second quarter of 2020 compared to $11 million of other operating income the second quarter of 2019;
•$5 million of fair value adjustments to equity investments in the second quarter of 2020 compared to $15 million of fair value adjustments to equity investments in the second quarter of 2019; and
•$39 million in net periodic pension and postretirement benefits in the second quarter of 2020 compared to 33 million in the second quarter of 2019.
Effective Tax Rate

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019
Income tax expense	$67	$100
Income tax expense decreased by $33 million compared to the first half quarter of 2019, resulting in an effective tax rate of 17%. Our effective tax rate for the six months ended June 27, 2020 is lower than the effective tax rate for the six months ended June 29, 2019 of 22%, primarily due to higher excess tax benefits on share-based compensation.
Reorganization of Business
During the second quarter of 2020, we recorded net reorganization of business charges of $41 million including $26 million of charges recorded within Other charges and $15 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $41 million were charges of $46 million related to employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
During the first half of 2020, we recorded net reorganization of business charges of $59 million including $38 million of charges recorded within Other charges and $21 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $59 million were charges of $68 million related to employee separation costs, partially offset by $9 million of reversals for accruals no longer needed.
During the second quarter of 2019, we recorded net reorganization of business charges of $12 million including $8 million of charges in Other charges and $4 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $12 million were charges of $18 million related to employee separation costs and $6 million reversals for accruals no longer needed.
During the first half of 2019, we recorded net reorganization of business charges of $20 million including $12 million of charges in Other charges and $8 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $20 million were charges of $30 million related to employee separation costs and $10 million reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Products and Systems Integration	$33	$9	$47	$16
Software and Services	8	3	12	4
	$41	$12	$59	$20
Cash payments for employee severance in connection with the reorganization of business plans were $41 million in the first half of 2020 and $28 million in the first half of 2019. The reorganization of business accrual at June 27, 2020 was $96 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows provided by (used for):
Operating activities	$517	$502
Investing activities	(141)	(490)
Financing activities	(17)	(311)
Effect of exchange rates on cash and cash equivalents	(19)	6
Increase (decrease) in cash and cash equivalents	$340	$(293)

Cash and Cash Equivalents
At June 27, 2020, $874 million of the $1.3 billion cash and cash equivalents balance was held in the U.S. and $467 million was held in other countries, with $161 million held in the United Kingdom.
Operating Activities
The increase in operating cash flows from the first half of 2019 to the first half of 2020 was driven primarily by favorable working capital as a result of timing.
Investing Activities
The decrease in net cash used by investing activities from the first half of 2019 to the first half of 2020 was primarily due to:
•a $269 million decrease in acquisitions and investments, primarily driven by cash used for the purchases of VaaS and Avtec in the first half of 2019;
•a $27 million decrease in capital expenditures in the first half of 2020 as compared to the first half of 2019 due to lower payments for the Airwave and ESN networks; and
•partially offset by a $56 million increase in the proceeds from the sale of property, plant and equipment driven by the sale of a European manufacturing facility in the first half of 2020.
Financing Activities
The decrease in cash used by financing activities in the first half of 2020 as compared to the first half of 2019 was driven by (also see further discussion in "Debt," "Share Repurchase Program" and "Dividends" below):
•a $500 million increase in debt due to the draw on our syndicated, unsecured revolving credit facility during the first half of 2020;
•a $166 million increase in share repurchases in the first half of 2020 as compared to the first half of 2019; and
•a $31 million increase in the payment of dividends in the first half of 2020 as compared to the first half of 2019.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Accounts receivable sales proceeds	$88	$3	$156	$27
Long-term receivables sales proceeds	29	55	70	76
Total proceeds from sales of accounts receivable	$117	$58	$226	$103
During the first half of 2020, we utilized a new cost-efficient receivable discounting facility to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe resulting in accounts receivable sales of $54 million and $98 million, during the three and six months ended June 27, 2020, respectively. The net benefit to our operating cash flow from the utilization of the new receivable discounting facility for the three and six months ended June 27, 2020, was $10 million and $54 million, respectively, when adjusted for amounts that would still be collected from the customer within the periods in the absence of utilizing the discounting facility. The proceeds of our receivable sales are included in "Operating activities" within our Condensed Consolidated Statements of Cash Flows.

Debt
We had outstanding debt of $5.6 billion and $5.1 billion, including the current portions of $517 million and $16 million at June 27, 2020 and December 31, 2019, respectively.
We have a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. Following the turmoil in the financial markets caused by the COVID-19 Pandemic, we borrowed $800 million under the facility to bolster our cash holdings out of precaution in the first quarter of 2020, of which, $300 million was repaid during the three months ended June 27, 2020. As of June 27, 2020, the outstanding loan amount was $500 million. Subsequent to the quarter, we repaid an additional $200 million. The weighted average borrowing rate on outstanding amounts outstanding during the three and six months ended June 27, 2020 were 1.69% and 1.79%, respectively. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 27, 2020.
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
We have an unsecured commercial paper program, backed by the revolving credit facility, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of June 27, 2020 we had no outstanding debt under the commercial paper program.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.
Share Repurchase Program
During the three and six months ended June 27, 2020, we paid an aggregate of $83 million and $336 million, including transaction costs, to repurchase approximately 0.6 million and 2.2 million shares at an average price of $133.93 and $154.58 per share. As of June 27, 2020, the Company had used approximately $13.1 billion of the share repurchase authority to repurchase shares, leaving $925 million of authority available for future repurchases.
Dividends
During the second quarter of 2020 we paid $109 million in cash dividends to holders of our common stock. During the first half of 2020 we paid $218 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $109 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $88 million at June 27, 2020, compared to $78 million at December 31, 2019.
Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standard Update (ASU) No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and simplifying other areas of accounting for income taxes. The ASU is effective on January 1, 2021 with early adoption permitted. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. We are still evaluating the impact of adoption on its financial statements and disclosures.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of June 27, 2020, we had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.1 billion outstanding as of December 31, 2019. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 27, 2020, and the corresponding positions as of December 31, 2019:

	Notional Amount
Net Buy (Sell) by Currency	June 27, 2020	December 31, 2019
Euro	$213	$134
British Pound	100	107
Danish Krone	27	18
Australian dollar	(110)	(123)
Chinese renminbi	(68)	(79)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the effect of COVID-19 on our Software and Services segment, Product and System Integration segment, and day-to-day operations, including the effect of governmental lockdowns and restrictions, as well as safety precautions implemented by the Company, (b) the impact of global economic and political conditions, (c) the impact of acquisitions on our business, (d) our business strategies and expected results, (e) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (f) our ability and cost to repatriate funds, (g) our ability to settle the principal amount of the New Senior Convertible Notes in cash, (h) our ability and cost to access the capital markets at our current ratings, (i) our ability to borrow and the amount available under our credit facilities, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the adequacy of our cash balances to meet current operating requirements, and (l) the outcome and effect of ongoing and future legal proceedings, (2) The impact of new FASB Accounting Standards Updates on our financial statements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters, including our ability to obtain an injunction against Hytera. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
Some of the risk factors that affect our business and financial results are discussed within this document, in Part I, “Item 1A: Risk Factors” on pages 10 through 22 of our 2019 Annual Report on Form 10-K, on page 34 of our 2020 first quarterly report Form 10-Q, and in our other SEC filings available for free on the SEC's website at www.sec.gov and on Motorola Solutions' website at www.motorolasolutions.com. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
As of June 27, 2020, we have completed the implementation of a cloud-based project management tool in North America that enhances our ability to make resource decisions. We have made appropriate changes to our internal controls over financial reporting as we have implemented the new tool.

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
As previously disclosed, on February 14, 2020, we announced that a jury in the U.S. District Court for the Northern District of Illinois decided in our favor in our trade secret theft and copyright infringement case against Hytera Communications Corporation Limited (SHE: 002583) of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”). In connection with this verdict, the jury awarded us $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. A motion for a new trial was filed by Hytera during the second quarter of 2020. In addition, during the second quarter of 2020 Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection; subsequent to the end of the second quarter, we filed motions to dismiss the bankruptcy proceedings.

Item 1A. Risk Factors
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 27, 2020.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/26/2020 to 04/22/2020	422,725	$133.99	422,725	$951,642,406
04/23/2020 to 05/20/2020	87,586	$129.68	87,586	$940,284,511
05/21/2020 to 06/24/2020	112,541	$136.99	112,541	$924,867,844
Total	622,852	$133.93	622,852

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of June 27, 2020, the Company had used approximately $13.1 billion, including transaction costs, to repurchase shares, leaving $925 million of authority available for future repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2020 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
August 6, 2020

EXHIBIT INDEX

Exhibit No.	Exhibit
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith