Form 10-Q
period 2020-09-26
Motorola Solutions, Inc.
filed 2020-10-30
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 15, 2020 was 169,522,860.
1

2

Part I—Financial Information
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales from products	$1,044	$1,196	$2,807	$3,260
Net sales from services	824	798	2,334	2,251
Net sales	1,868	1,994	5,141	5,511
Costs of products sales	487	501	1,325	1,435
Costs of services sales	472	486	1,354	1,365
Costs of sales	959	987	2,679	2,800
Gross margin	909	1,007	2,462	2,711
Selling, general and administrative expenses	313	359	951	1,035
Research and development expenditures	175	172	505	505
Other charges	69	63	178	180
Operating earnings	352	413	828	991
Other income (expense):
Interest expense, net	(58)	(54)	(167)	(165)
Gains (losses) on sales of investments and businesses, net	(1)	—	(1)	4
Other, net	(42)	(11)	(8)	(22)
Total other expense	(101)	(65)	(176)	(183)
Net earnings before income taxes	251	348	652	808
Income tax expense	45	80	112	180
Net earnings	206	268	540	628
Less: Earnings attributable to non-controlling interests	1	1	3	3
Net earnings attributable to Motorola Solutions, Inc.	$205	$267	$537	$625
Earnings per common share:
Basic	$1.21	$1.60	$3.16	$3.78
Diluted	$1.18	$1.51	$3.08	$3.56

Weighted average common shares outstanding:
Basic	169.7	166.7	170.1	165.3
Diluted	173.5	176.4	174.3	175.7
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net earnings	$206	$268	$540	$628
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	30	(33)	(30)	(26)
Defined benefit plans	12	11	37	32
Total other comprehensive income (loss), net of tax	42	(22)	7	6
Comprehensive income	248	246	547	634
Less: Earnings attributable to non-controlling interests	1	1	3	3
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$247	$245	$544	$631
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Balance Sheets
(Unaudited)

(In millions, except par value)	September 26, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,007	$1,001
Accounts receivable, net	1,155	1,412
Contract assets	1,069	1,046
Inventories, net	489	447
Other current assets	251	272
Total current assets	3,971	4,178
Property, plant and equipment, net	976	992
Operating lease assets	472	554
Investments	154	159
Deferred income taxes	876	943
Goodwill	2,207	2,067
Intangible assets, net	1,268	1,327
Other assets	437	422
Total assets	$10,361	$10,642
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$212	$16
Accounts payable	536	618
Contract liabilities	1,359	1,449
Accrued liabilities	1,205	1,356
Total current liabilities	3,312	3,439
Long-term debt	5,162	5,113
Operating lease liabilities	401	497
Other liabilities	2,226	2,276
Preferred stock, $100 par value	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 9/26/20—170.3; 12/31/19—171.0
Outstanding shares: 9/26/20—169.4; 12/31/19—170.5
Additional paid-in capital	667	499
Retained earnings	1,008	1,239
Accumulated other comprehensive loss	(2,433)	(2,440)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(756)	(700)
Non-controlling interests	16	17
Total stockholders’ equity (deficit)	(740)	(683)
Total liabilities and stockholders’ equity (deficit)	$10,361	$10,642
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				197	1
Other comprehensive loss			(126)
Issuance of common stock and stock options exercised	1.3	5
Share repurchase program	(1.6)			(253)
Share-based compensation expenses		38
Dividends declared $0.64 per share				(109)
Balance as of March 28, 2020	170.7	$544	$(2,566)	$1,074	$18
Net earnings				135	1
Other comprehensive income			91
Issuance of common stock and stock options exercised	0.6	53
Share repurchase program	(0.6)			(83)
Share-based compensation expenses		31
Dividends declared $0.64 per share				(109)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 27, 2020	170.7	$628	$(2,475)	$1,017	$15
Net earnings				205	1
Other comprehensive income			42
Issuance of common stock and stock options exercised	0.4	10
Share repurchase program	(0.7)			(105)
Share-based compensation expenses		31
Dividends declared $0.64 per share				(109)
Balance as of September 26, 2020	170.4	$669	$(2,433)	$1,008	$16

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2018	164.0	$421	$(2,765)	$1,051	$17
Net earnings				151	1
Other comprehensive income			41
Issuance of common stock and stock options exercised	1.2	45
Share repurchase program	(1.2)			(145)
Share-based compensation expenses		27
Issuance of common stock for acquisition	1.4	160
Dividends declared $0.57 per share				(94)
Balance as of March 30, 2019	165.4	$653	$(2,724)	$963	$18
Net earnings				207	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	0.5	33
Share repurchase program	(0.2)			(25)
Share-based compensation expenses		30
Dividends declared $0.57 per share				(94)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of June 29, 2019	165.7	$716	$(2,737)	$1,051	$16
Net earnings				267	1
Other comprehensive income			(22)
Issuance of common stock and stock options exercised	0.4	12
Issuance of common stock for 2.00% senior convertible notes	5.5	988
Share-based compensation expenses		30
Dividends declared $0.57 per share				(98)
Equity component of 1.75% senior convertible notes		10
Repurchase of 2.00% senior convertible notes		(1,318)
Balance as of September 28, 2019	171.6	$438	$(2,759)	$1,220	$17
See accompanying notes to condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Operating
Net earnings attributable to Motorola Solutions, Inc.	$537	$625
Earnings attributable to non-controlling interests	3	3
Net earnings	540	628
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	300	290
Non-cash other charges (income)	(28)	27
Share-based compensation expenses	100	87
Losses (gains) on sales of investments and businesses, net	1	(4)
Losses from the extinguishment of long term debt	56	50
Gain from the extinguishment of 2.00% senior convertible notes	—	(4)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	312	30
Inventories	2	(88)
Other current assets and contract assets	(1)	104
Accounts payable, accrued liabilities, and contract liabilities	(379)	(143)
Other assets and liabilities	(18)	10
Deferred income taxes	24	41
Net cash provided by operating activities	909	1,028
Investing
Acquisitions and investments, net	(282)	(623)
Proceeds from sales of investments and businesses, net	8	10
Capital expenditures	(151)	(189)
Proceeds from sales of property, plant and equipment	56	—
Net cash used for investing activities	(369)	(802)
Financing
Net proceeds from issuance of debt	892	1,804
Repayments of debt	(911)	(1,435)
Proceeds from unsecured revolving credit facility draw	800	—
Repayment of unsecured revolving credit facility draw	(600)	—
Issuances of common stock	59	82
Purchases of common stock	(441)	(170)
Payments of dividends	(327)	(281)
Payments of dividends to non-controlling interests	(4)	(3)
Settlement of conversion premium on 2.00% senior convertible notes	—	(326)
Net cash used for financing activities	(532)	(329)
Effect of exchange rate changes on total cash and cash equivalents	(2)	(14)
Net increase (decrease) in total cash and cash equivalents	6	(117)
Cash and cash equivalents, beginning of period	1,001	1,257
Cash and cash equivalents, end of period	$1,007	$1,140
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$178	$176
Income and withholding taxes, net of refunds	90	111
See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)
(Unaudited)

1.Basis of Presentation
The condensed consolidated financial statements as of September 26, 2020 and for the three and nine months ended September 26, 2020 and September 28, 2019 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 26, 2020 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions
On August 28, 2020, the Company acquired the Callyo business ("Callyo"), a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to Motorola Solutions’ existing command center software suite critical mobile technology capabilities that enable information to flow seamlessly from the field to the command center. The business is a part of the Software and Services segment.
On July 31, 2020, the Company acquired Pelco, Inc. ("Pelco"), a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $108 million of cash, net of cash acquired. The acquisition demonstrates Motorola Solutions’ continued investment in video security and analytics, a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share ("EPS"). The ASU clarifies that the average market price should be used to calculate the diluted EPS denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The ASU permits the use of either a full or modified retrospective method of adoption. The Company is still evaluating the impact of adoption on its financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and streamlining other areas of accounting for income taxes. The ASU is effective for the Company on January 1, 2021 with early adoption permitted. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. The adoption of the ASU will not have a significant impact on the financial statement disclosures.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019, May 2019 and November 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," and ASU No. 2019-11,"Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which provided additional implementation guidance on the previously issued ASU. The Company adopted ASC 326 as of January 1, 2020 using a modified retrospective transition approach for all credit losses. Consequently, financial information was not updated and disclosures required under ASC 326 are not provided for dates and periods before January 1, 2020.
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
The following table displays the rollforward of the allowance for credit losses on the Company's trade receivables:

	Balance at January 1, 2020	Charged to Earnings	Used	Adjustments*	Balance at September 26, 2020
Allowance for credit losses	$63	$38	$(26)	$(2)	$73
*Adjustments include translation adjustments

2. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the three and nine months ended September 26, 2020 and September 28, 2019, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of the Company's segments:

	Three Months Ended
	September 26, 2020		September 28, 2019
	Products and Systems Integration	Software and Services	Products and Systems Integration	Software and Services
Regions:
North America	$863	$405	$980	$364
International	300	300	369	281
	$1,163	$705	$1,349	$645

Major Products and Services:
Devices	$719	$—	$896	$—
Systems and Systems Integration	444	—	453	—
Services	—	514	—	479
Software	—	191	—	166
	$1,163	$705	$1,349	$645

Customer Type:
Direct	$733	$637	$860	$602
Indirect	430	68	489	43
	$1,163	$705	$1,349	$645

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Products and Systems Integration	Software and Services	Products and Systems Integration	Software and Services
Regions:
North America	$2,330	$1,146	$2,646	$1,026
International	794	871	1,010	829
	$3,124	$2,017	$3,656	$1,855

Major Products and Services:
Devices	$1,921	$—	$2,391	$—
Systems and Systems Integration	1,203	—	1,265	—
Services	—	1,490	—	1,400
Software	—	527	—	455
	$3,124	$2,017	$3,656	$1,855

Customer Type:
Direct	$2,008	$1,869	$2,289	$1,737
Indirect	1,116	148	1,367	118
	$3,124	$2,017	$3,656	$1,855
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction prices associated with remaining performance obligations which are not yet satisfied as of September 26, 2020 are $6.8 billion. A total of $2.9 billion is from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.4 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.9 billion is from Software and Services performance obligations that are not yet satisfied as of September 26, 2020. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.4 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

	September 26, 2020	December 31, 2019
Accounts receivable, net	$1,155	$1,412
Contract assets	1,069	1,046
Contract liabilities	1,359	1,449
Non-current contract liabilities	266	274
Revenue recognized during the three months ended September 26, 2020 which was previously included in Contract liabilities as of June 27, 2020 is $349 million, compared to $342 million of revenue recognized during the three months ended September 28, 2019 which was previously included in Contract liabilities as of June 29, 2019. Revenue recognized during the nine months ended September 26, 2020 which was previously included in Contract liabilities as of December 31, 2019 is $807 million, compared to $783 million of revenue recognized during the nine months ended September 28, 2019 which was previously included in Contract liabilities as of December 31, 2018. Revenue of $12 million and $48 million was reversed during the three and nine months ended September 26, 2020 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts. Revenue of $26 million and $42 million was reversed for the three and nine months ended September 28, 2019 driven by changes in the estimates of progress on system contracts.

There were no material expected credit losses recognized on contract assets during the three and nine months ended September 26, 2020 and September 28, 2019.
Contract Cost Balances

	September 26, 2020	December 31, 2019
Current contract cost assets	$25	$24
Non-current contract cost assets	101	107
Amortization of non-current contract cost assets was $13 million and $35 million for the three and nine months ended September 26, 2020, respectively, and $10 million and $32 million for the three and nine months ended September 28, 2019, respectively.

3. Leases
The components of the Company's lease expense are as follows:

	Three months ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Lease expense:
Operating lease cost	$34	$33	$101	$99
Finance lease cost
Amortization of right-of-use assets	3	3	9	9
Interest on lease liabilities	—	1	1	1
Total finance lease cost	3	4	10	10
Short-term lease cost	1	1	2	4
Variable cost	10	8	27	25
Sublease income	(2)	(1)	(4)	(3)
Net lease expense	$46	$45	$136	$135

Lease assets and liabilities consist of the following:

(in millions)	Statement Line Classification	September 26, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$472	$554
Finance lease assets	Property, plant, and equipment, net	30	41
		$502	$595
Current liabilities:
Operating lease liabilities	Accrued liabilities	$123	$122
Finance lease liabilities	Current portion of long-term debt	11	13
		$134	$135
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$401	$497
Finance lease liabilities	Long-term debt	7	16
		$408	$513

For the nine months ended September 26, 2020, the Company exercised a break option reducing the term of an International office lease by five years. This resulted in a reduction to both the right of use ("ROU") asset and lease liabilities by approximately $47 million.
Other information related to leases is as follows:

	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$116	$110
Net cash used for operating activities related to finance leases	1	1
Net cash used for financing activities related to finance leases	9	11
Assets obtained in exchange for lease liabilities:
Operating leases	$64	$69

(in millions)	September 26, 2020	December 31, 2019
Weighted average remaining lease terms (years):
Operating leases	6	7
Finance leases	2	2
Weighted average discount rate:
Operating leases	3.31%	3.61%
Finance leases	4.23%	4.28%

Future lease payments as of September 26, 2020 are as follows:

(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$29	$3	$32
2021	136	11	147
2022	120	5	125
2023	67	—	67
2024	54	—	54
Thereafter	184	—	184
Total lease payments	590	19	609
Less: interest	66	1	67
Present value of lease liabilities	$524	$18	$542

4. Other Financial Data
Statements of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Other charges (income):
Intangibles amortization (Note 15)	$54	$52	$158	$154
Reorganization of business (Note 14)	10	15	48	27
Losses (gains) on legal settlements	—	(5)	9	(5)
Fixed asset impairment	—	—	5	—
Gain on sale of property, plant and equipment	—	—	(50)	—
Acquisition-related transaction fees	5	1	8	4
	$69	$63	$178	$180
During the nine months ended September 26, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe. This gain has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Interest income (expense), net:
Interest expense	$(60)	$(60)	$(175)	$(178)
Interest income	2	6	8	13
	$(58)	$(54)	$(167)	$(165)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$20	$17	$60	$50
Gain from the extinguishment of 2.00% senior convertible notes (Note 5)	—	4	—	4
Losses from the extinguishment of long-term debt (Note 5)	(56)	(7)	(56)	(50)
Investment impairments	—	(5)	—	(16)
Foreign currency gain (loss)	(15)	3	(19)	(7)
Gain (loss) on derivative instruments	10	(9)	6	(16)
Gains on equity method investments	1	2	1	3
Fair value adjustments to equity investments	(4)	(18)	1	(3)
Other	2	2	(1)	13
	$(42)	$(11)	$(8)	$(22)
During the three and nine months ended September 28, 2019, the Company recorded investment impairment charges of $5 million and $16 million, representing other-than-temporary declines in the value in the Company's strategic investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic earnings per common share:
Earnings	$205	$267	$537	$625
Weighted average common shares outstanding	169.7	166.7	170.1	165.3
Per share amount	$1.21	$1.60	$3.16	$3.78
Diluted earnings per common share:
Earnings	$205	$267	$537	$625
Weighted average common shares outstanding	169.7	166.7	170.1	165.3
Add effect of dilutive securities:
Share-based awards	3.8	4.8	4.2	4.7
2.00% senior convertible notes	—	4.9	—	5.7
1.75% senior convertible notes	—	—	—	—
Diluted weighted average common shares outstanding	173.5	176.4	174.3	175.7
Per share amount	$1.18	$1.51	$3.08	$3.56

For the three months ended September 26, 2020, the assumed exercise of 0.5 million options, including 0.2 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the nine months ended September 26, 2020, the assumed exercise of 0.4 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended September 28, 2019 the assumed exercise of 0.01 million options were excluded because their inclusion would have been antidilutive. In the computation of the diluted earnings per common share for the nine months ended September 28, 2019, the assumed exercise of 0.3 million options were excluded because their inclusion would have been antidilutive.
As of September 26, 2020, the Company had $1.0 billion of 1.75% senior convertible notes outstanding which mature in September 15, 2024 ("New Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the New Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the New Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $203.50. The conversion price is adjusted for dividends declared through the date of settlement. For the period ended September 26, 2020, there was no dilutive effect of the New Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price. See further discussion in Note 5.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 26, 2020	December 31, 2019
Accounts receivable	$1,228	$1,475
Less allowance for credit losses	(73)	(63)
	$1,155	$1,412

Inventories, Net
Inventories, net, consist of the following:

	September 26, 2020	December 31, 2019
Finished goods	$279	$209
Work-in-process and production materials	340	374
	619	583
Less inventory reserves	(130)	(136)
	$489	$447
Other Current Assets
Other current assets consist of the following:

	September 26, 2020	December 31, 2019
Current contract cost assets (Note 2)	$25	$24
Tax-related deposits	65	77
Other	161	171
	$251	$272
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following:

	September 26, 2020	December 31, 2019
Land	$6	$15
Leasehold improvements	415	410
Machinery and equipment	2,169	2,051
	2,590	2,476
Less accumulated depreciation	(1,614)	(1,484)
	$976	$992
Depreciation expense for the three months ended September 26, 2020 and September 28, 2019 was $49 million and $47 million, respectively. Depreciation expense for the nine months ended September 26, 2020 and September 28, 2019 was $142 million and $136 million, respectively.
Investments
Investments consist of the following:

	September 26, 2020	December 31, 2019
Common stock	$17	$25
Strategic investments, at cost	47	40
Company-owned life insurance policies	72	74
Equity method investments	18	20
	$154	$159

Other Assets
Other assets consist of the following:

	September 26, 2020	December 31, 2019
Defined benefit plan assets	$279	$223
Non-current contract cost assets (Note 2)	101	107
Other	57	92
	$437	$422

Accrued Liabilities
Accrued liabilities consist of the following:

	September 26, 2020	December 31, 2019
Compensation	$266	$347
Tax liabilities	59	95
Dividend payable	109	110
Trade liabilities	143	161
Operating lease liabilities (Note 3)	123	122
Other	505	521
	$1,205	$1,356
Other Liabilities
Other liabilities consist of the following:

	September 26, 2020	December 31, 2019
Defined benefit plans	$1,472	$1,524
Non-current contract liabilities (Note 2)	266	274
Unrecognized tax benefits	54	53
Deferred income taxes	179	184
Other	255	241
	$2,226	$2,276
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three and nine months ended September 26, 2020, the Company paid an aggregate of $105 million and $441 million, including transaction costs, to repurchase approximately 0.7 million and 2.9 million shares at an average price of $147.35 and $152.79 per share, respectively. As of September 26, 2020, the Company had $820 million of authority available for future repurchases.
Payment of Dividends: During the three months ended September 26, 2020 and September 28, 2019, the Company paid $109 million and $94 million, respectively, in cash dividends to holders of its common stock. During the nine months ended September 26, 2020 and September 28, 2019, the Company paid $327 million and $281 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(470)	$(437)	$(410)	$(444)
Other comprehensive income (loss) before reclassification adjustment	34	(33)	(27)	(23)
Tax expense	(4)	—	(3)	(3)
Other comprehensive income (loss), net of tax	30	(33)	(30)	(26)
Balance at end of period	$(440)	$(470)	$(440)	$(470)
Defined Benefit Plans:
Balance at beginning of period	$(2,005)	$(2,300)	$(2,030)	$(2,321)
Reclassification adjustment - Actuarial net losses into Other income	20	16	58	50
Reclassification adjustment - Prior service benefits into Other expense	(4)	(4)	(12)	(11)
Tax expense	(4)	(1)	(9)	(7)
Other comprehensive income, net of tax	12	11	37	32
Balance at end of period	$(1,993)	$(2,289)	$(1,993)	$(2,289)
Total Accumulated other comprehensive loss	$(2,433)	$(2,759)	$(2,433)	$(2,759)

5. Debt and Credit Facilities

	September 26, 2020	December 31, 2019
$2.2 billion unsecured revolving credit facility due April 2022	$200	$—
3.75% senior notes due 2022	—	550
3.5% senior notes due 2023	323	597
4.0% senior notes due 2024	582	593
1.75% senior convertible notes due 2024	993	988
6.5% debentures due 2025	70	72
7.5% debentures due 2025	252	254
4.6% senior notes due 2028	692	691
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	804	804
2.3% senior notes due 2030	892	—
6.625% senior notes due 2037	37	37
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	91
Other long-term debt	19	35
	5,376	5,132
Adjustments for unamortized gains on interest rate swap terminations	(2)	(3)
Less: current portion	(212)	(16)
Long-term debt	$5,162	$5,113

As of September 26, 2020, the Company had a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. Following the turmoil in the financial markets caused by the COVID-19 Pandemic, the Company borrowed $800 million under the facility to bolster its cash holdings out of precaution in the first quarter of 2020, of which $600 million was repaid during the nine months ended September 26, 2020. As of September 26, 2020, the outstanding loan amount was $200 million. Subsequent to the quarter, the company repaid an additional $100 million, bringing the outstanding loan amount to $100 million. The weighted average borrowing rate for amounts outstanding during the three and nine months ended September 26, 2020 were 1.50% and 1.71%, respectively. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 26, 2020.
In August of 2020, the Company issued $900 million of 2.30% Senior notes due 2030. The Company recognized net proceeds of $892 million after debt issuance costs and debt discounts. A portion of these proceeds were then used to redeem $552 million in principal amount outstanding of the 3.75% Senior notes due 2022 for a redemption price of $582 million, excluding approximately $7 million of accrued interest. The remaining proceeds were used to repurchase $293 million in principal amount outstanding of its long-term debt under a tender offer, for a purchase price of $315 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended September 26, 2020. After accelerating the amortization of debt issuance costs and debt discounts, the Company recognized a loss of approximately $56 million related to the redemption and the repurchase in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of September 26, 2020, the Company had $1.0 billion of 1.75% senior convertible notes with Silver Lake, which mature in September 2024 ("New Senior Convertible Notes"). The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 4.9140, as may be adjusted for dividends declared, per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). The exercise price adjusts automatically for dividends. In the event of conversion, the Company intends to settle the principal amount of the New Senior Convertible Notes in cash. The Company has recorded a debt liability associated with the New Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, the Company has calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. The remaining proceeds of $14 million were allocated to the conversion option and accordingly, increased Additional paid-in capital.
The Company has an unsecured commercial paper program, backed by the unsecured revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component.  At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of September 26, 2020 the Company had no outstanding debt under the commercial paper program.

6. Risk Management
Foreign Currency Risk
As of September 26, 2020, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.1 billion outstanding at December 31, 2019. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 26, 2020, and the corresponding positions as of December 31, 2019:

	Notional Amount
Net Buy (Sell) by Currency	September 26, 2020	December 31, 2019
Euro	$196	$134
British pound	134	107
Norwegian krone	29	32
Australian dollar	(93)	(123)
Chinese renminbi	(77)	(79)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 26, 2020, all of the counterparties have investment grade credit ratings. As of September 26, 2020, the Company had $1 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of September 26, 2020 and December 31, 2019:

	Fair Values of Derivative Instruments
September 26, 2020	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	7
Total derivatives	$1	$9

	Fair Values of Derivative Instruments
December 31, 2019	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	5
Total derivatives	$4	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended		Financial Statement Location
Foreign Exchange Contracts	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Effective portion	$(5)	$8	$3	$16	Accumulated other comprehensive income
Forward points recognized	—	2	2	5	Other income
Undesignated derivatives recognized	10	(9)	6	(16)	Other expense
Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. As of September 26, 2020, the Company had €94 million of net investment hedges in certain Euro functional subsidiaries and £60 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the nine months ended September 26, 2020, the Company amortized $2 million of income from the excluded components through interest expense. During the three and nine months ended September 28, 2019, the Company amortized $2 million, and $5 million, respectively, of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net earnings before income taxes	$251	$348	$652	$808
Income tax expense	45	80	112	180
Effective tax rate	18%	23%	17%	22%
During the three and nine months ended September 26, 2020, the Company recorded $45 million and $112 million of net tax expense, resulting in an effective tax rate of 18% and 17%, respectively. During the three and nine months ended September 28, 2019, the Company recorded $80 million and $180 million of net tax expense, resulting in an effective tax rate of 23% and 22%, respectively. The three and nine months ended September 26, 2020 and September 28, 2019 effective tax rates are different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset primarily by tax benefits related to stock compensation and favorable U.S. return-to-provision adjustments. The effective tax rate for the three and nine months ended September 26, 2020 of 18% and 17%, respectively, is lower than the effective tax rate for the three and nine months ended

September 28, 2019 of 23% and 22%, respectively, primarily due to an increased benefit of forecasted research and development tax credit in the annual effective tax rate and favorable U.S. return-to-provision adjustments recorded in 2020.

8. Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	36	50	7	9	—	1
Expected return on plan assets	(57)	(69)	(21)	(20)	(3)	(2)
Amortization of:
Unrecognized net loss	15	11	4	4	1	1
Unrecognized prior service benefit	—	—	(1)	—	(3)	(4)
Net periodic pension benefits	$(6)	$(8)	$(11)	$(7)	$(5)	$(4)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	108	152	21	29	1	2
Expected return on plan assets	(169)	(207)	(63)	(62)	(8)	(7)
Amortization of:
Unrecognized net loss	44	35	11	12	3	3
Unrecognized prior service benefit	—	—	(1)	—	(11)	(11)
Net periodic pension benefits	$(17)	$(20)	$(31)	$(19)	$(15)	$(13)

9. Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Share-based compensation expense included in:
Costs of sales	$3	$3	$12	$11
Selling, general and administrative expenses	18	16	57	46
Research and development expenditures	10	11	31	30
Share-based compensation expense included in Operating earnings	31	30	100	87
Tax benefit	(5)	(5)	(17)	(16)
Share-based compensation expense, net of tax	$26	$25	$83	$71
Decrease in basic earnings per share	$(0.15)	$(0.15)	$(0.49)	$(0.43)
Decrease in diluted earnings per share	$(0.15)	$(0.14)	$(0.48)	$(0.40)

During the nine months ended September 26, 2020, the Company granted 0.5 million restricted stock units ("RSUs"), 0.03 million performance stock units ("PSUs") and 0.1 million market stock units ("MSUs") with an aggregate grant-date fair value of $67 million, $7 million, and $9 million, respectively, and 0.2 million stock options and 0.1 million performance options ("POs") with an aggregate grant-date fair value of $6 million and $9 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
During the nine months ended September 26, 2020, the Company granted 0.1 million shares of restricted stock in connection with acquisitions, for an aggregate grant-date fair value of $9 million related to compensation withheld from the purchase prices that will be expensed over an average service period of two years.
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
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 26, 2020 and December 31, 2019 were as follows:

September 26, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Common stock	17	—	17
Liabilities:
Foreign exchange derivative contracts	$—	$9	$9

December 31, 2019	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Common stock	25	—	25
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no Level 3 holdings as of September 26, 2020 or December 31, 2019.
At September 26, 2020 and December 31, 2019, the Company had $308 million and $322 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at September 26, 2020 and December 31, 2019 was $5.9 billion and $5.5 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11. Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Accounts receivable sales proceeds	$82	$4	$238	$31
Long-term receivables sales proceeds	45	56	115	132
Total proceeds from receivable sales	$127	$60	$353	$163
At September 26, 2020, the Company had retained servicing obligations for $1.0 billion of long-term receivables, compared to $984 million at December 31, 2019. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $59 million at September 26, 2020, compared to $78 million at December 31, 2019.

12. Commitments and Contingencies
Legal Matters
On February 14, 2020, the Company announced that a jury in the U.S. District Court for the Northern District of Illinois decided in the Company's favor in its trade secret theft and copyright infringement case against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”). In connection with this verdict, the jury awarded Motorola Solutions $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. A motion for a new trial was filed by Hytera in April 2020. The Court denied the motion and upheld the damages awarded to the Company on October 20, 2020, subsequent to the quarter. Other post-trial motions are fully briefed and awaiting ruling, including the Company's motion for a permanent global injunction, as well as the Company's requests for attorneys' fees and increased damages to include post-trial amounts. Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in May 2020; the Company filed motions to dismiss the bankruptcy proceedings in July 2020. As of the third quarter of 2020, the United States Bankruptcy Court granted a continuance of Hytera’s sale motion and the Company’s motion to dismiss Hytera’s bankruptcy.

13. Segment Information
The following table summarizes Net sales by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Products and Systems Integration	$1,163	$1,349	$3,124	$3,656
Software and Services	705	645	2,017	1,855
	$1,868	$1,994	$5,141	$5,511
The following table summarizes the Operating earnings by segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Products and Systems Integration	$164	$258	$305	$568
Software and Services	188	155	523	423
Operating earnings	352	413	828	991
Total other expense	(101)	(65)	(176)	(183)
Earnings before income taxes	$251	$348	$652	$808

14. Reorganization of Business
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Severance Plan includes defined formulas to calculate employees’ termination benefits. In addition to the Involuntary Severance Plan, during the nine months ended September 26, 2020, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at nine months of salary, were equalized for all employment level grades and capped at a full year’s salary for the voluntary applicants.
2020 Charges
During the three months ended September 26, 2020, the Company recorded net reorganization of business charges of $13 million including $10 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $16 million related to employee separation, partially offset by $3 million of reversals for accruals no longer needed.
During the nine months ended September 26, 2020, the Company recorded net reorganization of business charges of $72 million including $48 million of charges in Other charges and $24 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $72 million were charges of $85 million related to employee separation, partially offset by $13 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

September 26, 2020	Three Months Ended	Nine Months Ended
Products and Systems Integration	$10	$58
Software and Services	3	14
	$13	$72
The following table displays a rollforward of the reorganization of business accruals established for employee separation costs from January 1, 2020 to September 26, 2020:

	January 1, 2020	Additional Charges	Adjustments	Amount Used	September 26, 2020
Employee separation costs	$78	$85	$(13)	$(63)	$87
Employee Separation Costs
At January 1, 2020, the Company had an accrual of $78 million for employee separation costs. The 2020 additional charges of $85 million represent severance costs for approximately 900 employees. The adjustment of $13 million reflects reversals for accruals no longer needed. The $63 million used reflects cash payments to severed employees. The remaining accrual of $87 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at September 26, 2020, is expected to be paid, primarily within one year, to approximately 1,000 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2019 Charges
During the three months ended September 28, 2019, the Company recorded net reorganization of business charges of $18 million including $15 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $19 million related to employee separation costs and $1 million of reversals for accruals no longer needed.
During the nine months ended September 28, 2019, the Company recorded net reorganization of business charges of $37 million including $27 million of charges in Other charges and $10 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $37 million were charges of $48 million related to employee separation costs and $11 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

September 28, 2019	Three Months Ended	Nine Months Ended
Products and Systems Integration	$14	$29
Software and Services	4	8
	$18	$37

15. Intangible Assets and Goodwill
On August 28, 2020, the Company acquired Callyo, a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to Motorola Solutions’ existing command center software suite critical mobile technology capabilities that enable information to flow seamlessly from the field to the command center. The Company recognized $38 million of goodwill, $31 million of identifiable intangible assets, and $8 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $27 million of customer relationships and $4 million of developed technology that will be amortized over a period of fourteen and seven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On July 31, 2020, the Company acquired Pelco, a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $108 million of cash, net of cash acquired. The acquisition demonstrates Motorola Solutions’ continued investment in video security and analytics, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The Company recognized $42 million of goodwill, $30 million of identifiable intangible assets, and $36 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $23 million of customer relationships, $4 million of developed technology, and $3 million of trade names that will be amortized over a period of fifteen, two, and five years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On June 16, 2020, the Company acquired IndigoVision for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's video security and analytics portfolio, providing enhanced geographical reach across a wider customer base. The Company recognized $14 million of goodwill, $22 million of identifiable intangible assets, and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $22 million of customer relationships that will be amortized over a period of eleven years. The business is a part of both the Products and Systems Integration and Software and Services segments. The purchase accounting is not yet complete and as such the final allocation between income tax accounts, intangible assets, net assets and goodwill may be subject to change.
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
On July 11, 2019, the Company acquired WatchGuard, a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million, net of cash acquired. The acquisition expands the Company's video security solutions platform. The business is part of both the Products and Systems Integration and Software and Services segments. The Company recognized $156 million of goodwill, $63 million of identifiable intangible assets, and $31 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $33 million of customer relationships and $30 million of completed technology that will be amortized over a period of thirteen years and seven years, respectively. The purchase accounting was completed as of the third quarter of 2020.

On March 11, 2019, the Company announced that it acquired Avtec, a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business will be part of both the Products and Systems Integration and Software and Services segments. The Company recognized $68 million of goodwill, $64 million of identifiable intangible assets, and $4 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $43 million of completed technology and $21 million of customer relationship intangibles and will be amortized over a period of 15 years. The purchase accounting was completed as of the third quarter of 2019.
On January 7, 2019, the Company announced that it acquired VaaS, a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million to be utilized in the purchase price allocation. The business will be part of both the Products and Systems Integration and Software and Services segments. The Company recognized $261 million of goodwill, $141 million of identifiable intangible assets, and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $99 million of completed technology that will be amortized over a period of ten years and $42 million of customer relationship intangibles that will be amortized over a period of 15 years. The purchase accounting was completed as of the first quarter of 2020.
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 26, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$760	$193	$738	$148
Patents	2	2	2	2
Customer-related	1,284	613	1,222	518
Other intangibles	77	47	75	42
	$2,123	$855	$2,037	$710
Amortization expense on intangible assets was $54 million and $158 million for the three and nine months ended September 26, 2020, respectively. Amortization expense on intangible assets was $52 million and $154 million for the three and nine months ended September 28, 2019, respectively. As of September 26, 2020, annual amortization expense is estimated to be $210 million in 2020, $208 million 2021, $206 million in 2022, $108 million in 2023, $83 million in 2024, and $73 million in 2025.
Amortized intangible assets were comprised of the following by segment:

	September 26, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$690	$116	$652	$82
Software and Services	1,433	739	1,385	628
	$2,123	$855	$2,037	$710
Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2020 to September 26, 2020:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2020	$973	$1,094	$2,067
Goodwill acquired	46	99	145
Foreign currency	—	(5)	(5)
Balance as of September 26, 2020	$1,019	$1,188	$2,207

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 26, 2020 and September 28, 2019, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview
Third Quarter Financial Results
•Net sales were $1.9 billion in the third quarter of 2020 compared to $2.0 billion in the third quarter of 2019.
•Operating earnings were $352 million in the third quarter of 2020 compared to $413 million in the third quarter of 2019.
•Net earnings attributable to Motorola Solutions, Inc. were $205 million, or $1.18 per diluted common share, in the third quarter of 2020, compared to $267 million, or $1.51 per diluted common share, in the third quarter of 2019.
•Our operating cash flow decreased $119 million to $909 million in the first nine months of 2020 compared to the first nine months of 2019.
•We repurchased $441 million of common stock and paid $327 million in dividends in the first nine months of 2020.
Recent Developments
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. In response, there have been a broad number of governmental and commercial actions including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns in an effort to limit the spread of COVID-19. These events have resulted in a significant decline in global economic activity, and accordingly, we have assessed the impact on our employees, customers, communities, liquidity and financial position.
We continue to abide by a number of measures in an effort to protect the health and well-being of our employees and customers, including having office workers work remotely, suspending employee travel, withdrawing from certain industry events, increasing the frequency of cleaning services, encouraging face coverings and using thermal scanning. We have continued to ensure customer continuity by fulfilling several emergency orders, completing remote software maintenance where possible, and continuing to service our mission-critical networks on-site as needed to ensure seamless operations. Our sales teams have also continued to improve virtual engagement with our customers. Additionally, our engineering teams have adapted our solutions offerings to equip our customers with the latest technology in an effort to protect their workplaces from the spread of COVID-19. Specifically, in our video security business, we have adapted our software and hardware offerings to provide analytics over occupancy counting, face mask detection, and thermal detection capabilities.
We have assessed the adequacy of our liquidity as of the third quarter of 2020 and believe the measures taken over the past few years and months allow us the ability to operate under the current conditions. During the first quarter of 2020, we proactively withdrew $800 million from our unsecured revolving credit facility, of which $600 million was repaid during the nine months ended September 26, 2020 and $100 million was repaid subsequent to the quarter. This leaves $2.1 billion of capacity on the committed facility. Additionally, we have no bond maturities until 2023.
We continue to evaluate our financial position during this economic slowdown. Specifically, in our Software and Services segment, with the largely recurring nature of the business and strong backlog position, we continue to expect the impacts on revenue and operating margin will be limited. In our Products and Systems Integration segment, the impacts on revenue and operating margin were more significant during the first half of the year and are expected to have a reduced impact in the fourth quarter of 2020. Reduced demand, particularly in our professional and commercial radio business (“PCR”), as well as delays in engagements with our state and local customers in the near term, will most likely lead to year-over-year sales declines for the segment in 2020, as compared to 2019. Within the Products and Systems Integration segment, we are encouraged by the resiliency of the video security business and expect growth for fiscal year 2020. Given the prioritization of mission-critical communication solutions, we do not anticipate funding at the state and local levels to have a material, negative effect on expected revenues for the remainder of 2020. We have also taken actions in a number of areas to reduce our operating expenses, mostly driven by lower variable compensation, travel costs, contractor spend and reduced real estate footprint to limit the negative effect on operating margins for the year despite the expected reduction of revenue. In addition, our supply chain partners have been supportive and continue to do their part to ensure that service levels to the Company and its customers remain fulfilled.
Lastly, we evaluated whether there were any impairment indicators as of September 26, 2020, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. We concluded that as of the end of the third quarter of 2020, our assets were fairly stated and recoverable.

Recent Acquisitions
On August 28, 2020, we acquired the Callyo business ("Callyo"), a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to our existing command center software suite critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center. The business is a part of the Software and Services segment.
On July 31, 2020, we acquired Pelco, Inc. ("Pelco"), a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $108 million of cash, net of cash acquired. The acquisition demonstrates our continued investment in video security and analytics, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business is part of both the Products and Systems Integration segment and the Software and Services segment.
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
Segment Financial Highlights
A summary of our segment results for the third quarter of 2020 is as follows:
•In the Products and Systems Integration segment, net sales were $1.2 billion in the third quarter of 2020, a decrease of $186 million, or 14%, compared to $1.3 billion in the third quarter of 2019. On a geographic basis, net sales decreased in both the North America and International regions compared to the year-ago quarter primarily driven by lower PCR and public safety land mobile radio ("LMR") sales, partially offset by growth in video security. Operating earnings were $164 million in the third quarter of 2020, compared to $258 million in the third quarter of 2019. Operating margins decreased in 2020 to 14.1% from 19.1% in 2019 primarily driven by lower sales and gross margin contribution, partially offset by lower operating expenses primarily driven by lower Hytera-related legal expenses, travel expenses, employee incentive costs, indirect expenses, and reorganization charges.
•In the Software and Services segment, net sales were $705 million in the third quarter of 2020, an increase of $60 million, or 9%, compared to net sales of $645 million in the third quarter of 2019. On a geographic basis, net sales increased in both the North America and International regions compared to the year-ago quarter. Operating earnings were $188 million in the third quarter of 2020, compared to $155 million in the third quarter of 2019. Operating margins increased in 2020 to 26.7% from 24.0% in 2019 driven by higher sales and gross margin contribution, along with reduced operating expenses primarily driven by operating leverage, inclusive of lower employee incentive costs and travel expenses.

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 26, 2020	% of Sales*	September 28, 2019	% of Sales*	September 26, 2020	% of Sales*	September 28, 2019	% of Sales*
Net sales from products	$1,044		$1,196		$2,807		$3,260
Net sales from services	824		798		2,334		2,251
Net sales	1,868		1,994		5,141		5,511
Costs of products sales	487	46.6%	501	41.9%	1,325	47.2%	1,435	44.0%
Costs of services sales	472	57.3%	486	60.9%	1,354	58.0%	1,365	60.6%
Costs of sales	959		987		2,679		2,800
Gross margin	909	48.7%	1,007	50.5%	2,462	47.9%	2,711	49.2%
Selling, general and administrative expenses	313	16.7%	359	18.0%	951	18.5%	1,035	18.8%
Research and development expenditures	175	9.4%	172	8.6%	505	9.8%	505	9.2%
Other charges	69	3.7%	63	3.2%	178	3.5%	180	3.3%
Operating earnings	352	18.9%	413	20.7%	828	16.1%	991	18.0%
Other income (expense):
Interest expense, net	(58)	(3.1)%	(54)	(2.7)%	(167)	(3.3)%	(165)	(3.0)%
Gains (losses) on sales of investments and businesses, net	(1)	(0.1)%	—	—%	(1)	—%	4	0.1%
Other, net	(42)	(2.2)%	(11)	(0.6)%	(8)	(0.2)%	(22)	(0.4)%
Total other expense	(101)	(5.4)%	(65)	(3.3)%	(176)	(3.4)%	(183)	(3.3)%
Net earnings before income taxes	251	13.4%	348	17.5%	652	12.7%	808	14.7%
Income tax expense	45	2.4%	80	4.0%	112	2.2%	180	3.3%
Net earnings	206	11.0%	268	13.4%	540	10.5%	628	11.4%
Less: Earnings attributable to non-controlling interests	1	—%	1	0.1%	3	0.1%	3	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$205	11.0%	$267	13.4%	$537	10.4%	$625	11.3%
Earnings per diluted common share	$1.18		$1.51		$3.08		$3.56
* Percentages may not add due to rounding

Results of Operations—Three months ended September 26, 2020 compared to three months ended September 28, 2019
The results of operations for the third quarter of 2020 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
Net Sales

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Net sales from Products and Systems Integration	$1,163	$1,349	(14)%
Net sales from Software and Services	705	645	9%
Net sales	$1,868	$1,994	(6)%
The Products and Systems Integration segment’s net sales represented 62% of our net sales in the third quarter of 2020 and 68% in the third quarter of 2019. The Software and Services segment’s net sales represented 38% of our net sales in the third quarter of 2020 and 32% in the third quarter of 2019.
Net sales decreased in the third quarter of 2020 compared to the third quarter of 2019. The 14% decline in sales within the Products and Systems Integration segment was driven by a 19% decline in the International region and a 12% decline in the North America region. The 9% increase in sales within the Software and Services segment was driven by an 11% increase in the North America region and a 7% increase in the International region. Net sales includes:
•a decline in the Products and Systems Integration segment, inclusive of $31 million of revenue from acquisitions, driven by a decline in public safety LMR and PCR devices, partially offset by growth in video security;
•growth in the Software and Services segment, inclusive of $24 million of revenue from acquisitions, driven by services and software sales in both North America and International; and
•$6 million from favorable currency rates.
Regional results include:
•a 6% decline in the North America region, inclusive of revenue from acquisitions, driven by declines in public safety LMR and PCR devices, partially offset by growth in services, video security and software; and
•an 8% decline in the International region, inclusive of revenue from acquisitions, driven by declines in PCR devices and public safety LMR, partially offset by growth in services, video security and software.
Products and Systems Integration
The 14% decrease in the Products and Systems Integration segment was driven by the following:
•20% decline in Devices revenue, inclusive of revenue from acquisitions, primarily driven by a decline in public safety LMR and PCR in both the North America and International regions;
•2% decline in Systems and Systems Integration revenue, inclusive of revenue from acquisitions, driven by a delay in customer engagement due to the COVID-19 pandemic; and
•$31 million of revenue from acquisitions.
Software and Services
The 9% increase in the Software and Services segment was driven by the following:
•7% growth in Services, inclusive of acquisitions, driven by North America;
•15% growth in Software, driven primarily by acquisitions and increases in both video security and command center software; and
•$24 million of revenue from acquisitions.

Gross Margin

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Gross margin	$909	$1,007	(10)%
Gross margin was 48.7% of net sales in the third quarter of 2020 compared to 50.5% in the third quarter of 2019. The primary drivers of the decrease are as follows:
•lower gross margin contribution in Products and Systems Integration primarily driven by lower sales in public safety LMR and PCR sales; and
•partially offset by higher margins within Software and Services, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth in both services and software and an improved mix of service offerings, along with lower travel and incentive costs within the Services business.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Selling, general and administrative expenses	$313	$359	(13)%
SG&A expenses decreased 13% compared to the third quarter of 2019. SG&A expenses were 16.7% of net sales compared to 18.0% of net sales in the third quarter of 2019. The decrease in SG&A expenditures is primarily due to reduced Hytera-related legal expenses, travel expenses, employee incentive costs, and indirect expenses. The overall reduction in SG&A expenses was partially offset by higher expenses associated with acquired businesses.
Research and Development Expenditures

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Research and development expenditures	$175	$172	2%
R&D expenditures increased 2% primarily due to higher operating expenses associated with acquired businesses, partially offset by lower employee incentive costs. R&D expenditures were 9.4% of net sales compared to 8.6% of net sales in the third quarter of 2019.
Other Charges

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Other charges	$69	$63
Other charges increased by $6 million in the third quarter of 2020 compared to the third quarter of 2019. The change is driven by the following:
•$5 million of acquisition-related transaction fees in the third quarter of 2020 compared to $1 million in the third quarter of 2019;
•No legal settlements in the third quarter of 2020 compared to a $5 million legal settlement gain in the third quarter of 2019; and
•partially offset by $10 million of net reorganization business charges in the third quarter of 2020 compared to $15 million in the third quarter of 2019 (see further detail in “Reorganization of Businesses” section).

Operating Earnings

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Operating earnings from Products and Systems Integration	$164	$258
Operating earnings from Software and Services	188	155
Operating earnings	$352	$413
Operating earnings were down $61 million, or 15%, compared to the third quarter of 2019. The decrease in Operating earnings was due to:
•Products and Systems Integration, which was down $94 million, primarily driven by lower sales and gross margin contribution, partially offset by lower operating expenses primarily driven by lower Hytera-related legal expenses, travel expenses, employee incentive costs, indirect expenses, and reorganization charges;
•partially offset by Software and Services, which was up $33 million, driven by higher sales and gross margin contribution, along with reduced operating expenses primarily driven by operating leverage, inclusive of lower employee incentive costs and travel expenses.
Interest Expense, net

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Interest expense, net	$(58)	$(54)
The increase in net interest expense in the third quarter of 2020 compared to the third quarter of 2019 was a result of lower interest income earned on cash due to lower interest rates as of and for the period ending September 26, 2020 compared to the period ending September 28, 2019.
Other, net

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Other, net	$(42)	$(11)
The increase in net Other expenses in the third quarter of 2020 as compared to the third quarter of 2019 was driven by:
•$56 million loss on extinguishment of long term debt in the third quarter of 2020 compared to $7 million loss in the third quarter of 2019;
•$15 million of foreign currency losses in the third quarter of 2020 compared to $3 million of foreign currency gains in the third quarter of 2019;
•partially offset by a $10 million gain on derivatives in the third quarter of 2020 compared to a $9 million loss on derivatives in the third quarter of 2019; and
•$4 million of losses related to fair value adjustments to equity investments in the third quarter of 2020 compared to $18 million of losses related to fair value adjustments to equity investments in the third quarter of 2019.
Effective Tax Rate

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019
Income tax expense	$45	$80
Income tax expense decreased by $35 million compared to the third quarter of 2019, resulting in an effective tax rate of 18%. Our effective tax rate for the three months ended September 26, 2020 is lower than the effective tax rate for the three months ended September 28, 2019 of 23%, primarily due to an increased benefit of forecasted research and development tax credit in the annual effective tax rate and favorable U.S. return-to-provision adjustments recorded in 2020.

Results of Operations—Nine months ended September 26, 2020 compared to Nine months ended September 28, 2019
Net Sales

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Net sales from Products and Systems Integration	$3,124	$3,656	(15)%
Net sales from Software and Services	2,017	1,855	9%
Net sales	$5,141	$5,511	(7)%
The Products and Systems Integration segment’s net sales represented 61% of our net sales in the first nine months of 2020 and 66% in the first nine months of 2019. The Software and Services segment’s net sales represented 39% of our net sales in the first nine months of 2020 and 34% in the first nine months quarter of 2019.
Net sales decreased in the first nine months of 2020 compared to the first nine months of 2019. The Products and Systems Integration segment declined approximately 15% which was comprised of a 21% decline in the International region and a 12% decline in the North America region. The Software and Services segment increased approximately 9% which is comprised of a 12% increase in the North America region and a 5% increase in the International region. Net sales includes:
•a decline in the Products and Systems Integration segment, inclusive of $75 million of revenue from acquisitions, driven by a decline in PCR and public safety LMR, partially offset by growth in video security;
•growth in Software and Services, inclusive of $68 million of revenue from acquisitions, driven by Services in North America and Software, driven by increases in both video security and command center software; and
•$6 million from favorable currency rates.
Regional results include:
•a 9% decline in the International region, inclusive of acquisitions, driven by a decline in PCR within the Product and Systems Integration segment, partially offset by growth of video security and a 5% increase in the Software and Services segment; and
•a 5% decline in the North America region primarily driven by a decline in PCR and public safety LMR within the Products and System Integration segment, partially offset by growth of video security, and a 12% increase in the Software and Services segment driven by Services in North America and Software primarily from acquisitions.
Products and Systems Integration
The 15% decrease in the Products and Systems Integration segment was driven by the following:
•20% decline in Devices revenue, inclusive of acquisitions, primarily driven by a decline in PCR and public safety LMR, partially offset by growth of our video security business;
•5% decline in Systems and Systems Integration revenue, inclusive of acquisitions, driven by a decline in customer engagement due to the COVID-19 pandemic; and
•partially offset by $75 million of revenue from acquisitions.
Software and Services
The 9% increase in the Software and Services segment was driven by the following:
•7% growth in Services, inclusive of acquisitions, driven by North America;
•16% growth in Software, driven primarily by acquisitions and growth in both video security and command center software; and
•$68 million of revenue from acquisitions.

Gross Margin

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Gross margin	$2,462	$2,711	(9)%
Gross margin was 47.9% of net sales in the first nine months of 2020 compared to 49.2% in the first nine months of 2019. The primary drivers of the decrease are as follows:
•lower gross margin contribution in Products and Systems Integration as a result of the decline in PCR and public safety LMR sales, as well as lower margins in Systems and Systems Integration driven by a delay in engagements from COVID-19; and
•partially offset by higher margins within the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth, driven by improved mix of service offerings and lower travel and incentive costs.
Selling, General and Administrative Expenses

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Selling, general and administrative expenses	$951	$1,035	(8)%
SG&A expenses decreased 8% compared to the first nine months of 2019. SG&A expenses were 18.5% of net sales compared to 18.8% of net sales in the first nine months of 2019. The decrease in SG&A expenditures is primarily due to reduced travel expenses, employee incentive costs, and indirect expenses. The overall reduction in SG&A expenses was partially offset by expenses associated with acquired businesses.
Research and Development Expenditures

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	% Change
Research and development expenditures	$505	$505	—%
R&D expenditures remained consistent compared to the first nine months of 2019. R&D expenditures were 9.8% of net sales compared to 9.2% of net sales in the first nine months of 2019.
Other Charges

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Other charges	$178	$180
Other charges decreased by $2 million in the first nine months quarter of 2020 compared to the first nine months of 2019. The change is driven by the following:
•a $50 million gain on the sale of property, plant and equipment from the sale of a manufacturing facility in Europe in the first nine months of 2020.
•$48 million of net reorganization business charges in the first nine months of 2020 compared to $27 million in the first nine months of 2019 (see further detail in “Reorganization of Businesses” section);
•$9 million of losses on legal settlements in the first nine months of 2020 compared to a $5 million gain on a legal settlement in the first nine months of 2019;
•$8 million of acquisition-related transactions fees in the first nine months of 2020 compared to $4 million in the first nine months of 2019; and
•$5 million of fixed asset impairments in the first nine months of 2020.

Operating Earnings

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Operating earnings from Products and Systems Integration	$305	$568
Operating earnings from Software and Services	523	423
Operating earnings	$828	$991
Operating earnings were down $163 million, or 16%, compared to the first nine months of 2019. The decrease in Operating earnings was due to:
•Products and Systems Integration, which was down $263 million, driven by lower sales and gross margin contribution, partially offset by lower operating expenses primarily driven by a $50 million gain from the sale of a manufacturing facility in Europe and lower employee incentive costs, indirect expenses, and travel expenses. The overall reduction in operating expenses was offset by: i) $27 million higher reorganization of business charges, ii) $11 million higher share-based compensation expenses, and iii) higher operating expenses from acquisitions; and
•partially offset by Software and Services, which was up $100 million, primarily driven by higher sales and gross margin contribution, along with reduced operating expenses due to operating leverage, inclusive of lower employee incentive costs and travel expenses. The overall reduction in operating expenses was partially offset by: i) $7 million of higher reorganization of business charges and ii) higher operating expenses from acquisitions.
Interest Expense, net

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Interest expense, net	$(167)	$(165)
The increase in net interest expense in the first nine months of 2020 compared to the first nine months of 2019 was primarily a result of lower interest income earned on cash due to lower interest rates, partially offset by lower interest rates on debt outstanding for the period ending September 26, 2020 compared to the period ending September 28, 2019.
Other, net

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Other, net	$(8)	$(22)
The decrease in net Other expense in the first nine months of 2020 as compared to the first nine months of 2019 was driven by the following:
•$6 million gain on derivatives in the first nine months of 2020 compared to a $16 million loss on the derivatives in the first nine months of 2019;
•$16 million of investment impairments in the first nine months of 2019;
•partially offset by $19 million of foreign currency loss in the first nine months of 2020 compared to $7 million of foreign currency loss in the first nine months of 2019; and
•$56 million loss on extinguishment of long-term debt in the first nine months of 2020 compared to $50 million loss on extinguishment of long term debt in the first nine months of 2019.
Effective Tax Rate

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019
Income tax expense	$112	$180
Income tax expense decreased by $68 million compared to the first nine months of 2019, resulting in an effective tax rate of 17%. Our effective tax rate for the nine months ended September 26, 2020 is lower than the effective tax rate for the nine months ended September 28, 2019 of 22%, primarily due to an increased benefit of forecasted research and development tax credit in the annual effective tax rate and favorable U.S. return-to-provision adjustments recorded in 2020.

Reorganization of Business
During the third quarter of 2020, we recorded net reorganization of business charges of $13 million including $10 million of charges recorded within Other charges and $3 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $16 million related to employee separation costs, partially offset by $3 million of reversals for accruals no longer needed.
During the first nine months of 2020, we recorded net reorganization of business charges of $72 million including $48 million of charges recorded within Other charges and $24 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $72 million were charges of $85 million related to employee separation costs, partially offset by $13 million of reversals for accruals no longer needed.
During the third quarter of 2019, we recorded net reorganization of business charges of $18 million including $15 million of charges in Other charges and $3 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $19 million related to employee separation costs and $1 million reversals for accruals no longer needed.
During the first nine months of 2019, we recorded net reorganization of business charges of $37 million including $27 million of charges in Other charges and $10 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $37 million were charges of $48 million related to employee separation costs and $11 million reversals for accruals no longer needed.
The following table displays the net charges incurred by business segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Products and Systems Integration	$10	$14	$58	$29
Software and Services	3	4	14	8
	$13	$18	$72	$37
Cash payments for employee severance in connection with the reorganization of business plans were $63 million in the first nine months of 2020 and $44 million in the first nine months of 2019. The reorganization of business accrual at September 26, 2020 was $87 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows provided by (used for):
Operating activities	$909	$1,028
Investing activities	(369)	(802)
Financing activities	(532)	(329)
Effect of exchange rates on cash and cash equivalents	(2)	(14)
Increase (decrease) in cash and cash equivalents	$6	$(117)

Cash and Cash Equivalents
At September 26, 2020, $517 million of the $1.0 billion cash and cash equivalents balance was held in the U.S. and $490 million was held in other countries, with $142 million held in the United Kingdom.
Operating Activities
The decrease in operating cash flows from the first nine months of 2019 to the first nine months of 2020 was driven primarily by a reduction in earnings as a result of lower sales volume.

Investing Activities
The decrease in net cash used by investing activities from the first nine months of 2019 to the first nine months of 2020 was primarily due to:
•a $341 million decrease in acquisitions and investments;
•a $38 million decrease in capital expenditures due to lower payments for the Airwave and ESN networks; and
•a $56 million increase in the proceeds from the sale of property, plant and equipment driven by the sale of a European manufacturing facility in the first nine months of 2020.
Financing Activities
The increase in cash used by financing activities in the first nine months of 2020 as compared to the first nine months of 2019 was driven by (also see further discussion in "Debt," "Share Repurchase Program" and "Dividends" below):
•a $200 million net increase in short-term debt due to the draw on our syndicated, unsecured revolving credit facility during the first nine months of 2020;
•a $271 million increase in share repurchases in the first nine months of 2020 as compared to the first nine months of 2019;
•a $46 million increase in the payment of dividends in the first nine months of 2020 as compared to the first nine months of 2019;
•a $388 million decrease in net proceeds received from the issuance of long-term debt, inclusive of repayments, during the first nine months of 2020 compared to the first nine months of 2019; and
•a $326 million decrease in settlements of conversion premium on senior convertible notes in the first nine months of 2019.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Accounts receivable sales proceeds	$82	$4	$238	$31
Long-term receivables sales proceeds	45	56	115	132
Total proceeds from sales of accounts receivable	$127	$60	$353	$163
During the nine months ended September 26, 2020, we utilized a new cost-efficient receivable discounting facility to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe resulting in accounts receivable sales of $67 million and $165 million, during the three and nine months ended September 26, 2020, respectively. The net benefit to our operating cash flow from the utilization of the new receivable discounting facility for the three and nine months ended September 26, 2020, was $13 million and $67 million, respectively, when adjusted for amounts that would still be collected from the customer within the periods in the absence of utilizing the discounting facility. The proceeds of our receivable sales are included in "Operating activities" within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $5.4 billion and $5.1 billion, including the current portions of $212 million and $16 million at September 26, 2020 and December 31, 2019, respectively.
We have a $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022 (the "2017 Motorola Solutions Credit Agreement"). The 2017 Motorola Solutions Credit Agreement includes a $500 million letter of credit sub-limit with $450 million of fronting commitments. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above LIBOR, at our option. Following the turmoil in the financial markets caused by the COVID-19 Pandemic, we borrowed $800 million under the facility to bolster our cash holdings out of precaution in the first quarter of 2020, of which, $600 million was repaid during the nine months ended September 26, 2020. As of September 26, 2020, the outstanding loan amount was $200 million. Subsequent to the quarter, we repaid an additional $100 million. The weighted average borrowing rate on outstanding amounts outstanding during the three and nine months ended September 26, 2020 were 1.50% and 1.71%, respectively. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2017 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 26, 2020.

In August of 2020, we issued $900 million of 2.30% Senior notes due 2030. We recognized net proceeds of $892 million after debt issuance costs and debt discounts. A portion of these proceeds were then used to redeem $552 million in principal amount outstanding of the 3.75% Senior notes due 2022 under the make-whole provisions, for a redemption price of $582 million, excluding approximately $7 million of accrued interest. The remaining proceeds were used to repurchase $293 million in principal amount outstanding of our long-term debt under a tender offer, for a purchase price of $315 million, excluding approximately $5 million of accrued interest, all of which occurred during the three months ended September 26, 2020. After accelerating the amortization of debt issuance costs and debt discounts, we recognized a loss of approximately $56 related to the redemption and the repurchase in Other within Other income (expense) in the Condensed Consolidated Statements of Operations.
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
We have an unsecured commercial paper program, backed by the unsecured revolving credit facility, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of September 26, 2020 we had no outstanding debt under the commercial paper program.
We continue to believe that we hold sufficient liquidity to cover the day-to-day operations of our business as well as any future volatility or uncertainty that may arise in the capital markets.
Share Repurchase Program
During the three and nine months ended September 26, 2020, we paid an aggregate of $105 million and $441 million, including transaction costs, to repurchase approximately 0.7 million and 2.9 million shares at an average price of $147.35 and $152.79 per share. As of September 26, 2020, the Company had used approximately $13.2 billion of the share repurchase authority to repurchase shares, leaving $820 million of authority available for future repurchases.
Dividends
During the third quarter of 2020 we paid $109 million in cash dividends to holders of our common stock. During the nine months ended September 26, 2020 we paid $327 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $109 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $59 million at September 26, 2020, compared to $78 million at December 31, 2019.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share ("EPS"). The ASU clarifies that the average market price should be used to calculate the diluted EPS denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for us on January 1, 2022, including the interim periods, with early adoption permitted. The ASU permits the use of either a full or modified retrospective method of adoption. We are still evaluating the impact of adoption on our financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and simplifying other areas of accounting for income taxes. The ASU is effective on January 1, 2021 with early adoption permitted. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. The adoption of the ASU will not have a significant impact on the financial statement disclosures.
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

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires us to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019, May 2019 and November 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," and ASU No. 2019-11," Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” which provided additional implementation guidance on the previously issued ASU. We adopted ASC 326 as of January 1, 2020 using a modified retrospective transition approach for all credit losses. Consequently, financial information was not updated and disclosures required under ASC 326 are not provided for dates and periods before January 1, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments
As of September 26, 2020, we had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.1 billion outstanding as of December 31, 2019. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 26, 2020, and the corresponding positions as of December 31, 2019:

	Notional Amount
Net Buy (Sell) by Currency	September 26, 2020	December 31, 2019
Euro	$196	$134
British pound	134	107
Norwegian krone	29	32
Chinese renminbi	(77)	(79)
Australian dollar	(93)	(123)
Forward-Looking Statements
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis,” about: (a) the effect of COVID-19 on our Software and Services segment, Product and Systems Integration segment, and day-to-day operations, including the effect of state and local government budgets, governmental lockdowns and restrictions, as well as safety precautions implemented by the Company, (b) the impact of global economic and political conditions, (c) the impact of acquisitions on our business, (d) our business strategies and expected results, (e) future payments, charges, use of accruals and expected cost-saving benefits associated with our productivity improvement plans, reorganization of business programs, and employee separation costs, (f) our ability and cost to repatriate funds, (g) our ability to settle the principal amount of the New Senior Convertible Notes in cash, (h) our ability and cost to access the capital markets at our current ratings, (i) our ability to borrow and the amount available under our credit facilities, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the adequacy of our cash balances to meet current operating requirements, and (l) the outcome and effect of ongoing and future legal proceedings, (2) The impact of new FASB Accounting Standards Updates on our financial statements, (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of foreign currency exchange risks, (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters, including our ability to obtain an injunction against Hytera. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On February 14, 2020, the Company announced that a jury in the U.S. District Court for the Northern District of Illinois decided in the Company's favor in its trade secret theft and copyright infringement case against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”). In connection with this verdict, the jury awarded Motorola Solutions $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. A motion for a new trial was filed by Hytera in April 2020. The Court denied the motion and upheld the damages awarded to the Company on October 20, 2020, subsequent to the quarter. Other post-trial motions are fully briefed and awaiting ruling, including the Company's motion for a permanent global injunction, as well as the Company's requests for attorneys' fees and increased damages to include post-trial amounts. Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in May 2020; the Company filed motions to dismiss the bankruptcy proceedings in July 2020. As of the third quarter of 2020, the United States Bankruptcy Court granted a continuance of Hytera’s sale motion and the Company’s motion to dismiss Hytera’s bankruptcy.

Item 1A. Risk Factors
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 28, 2020, the Company issued 17,806 shares of common stock in connection with the acquisition of Callyo. The stock was issued for an aggregate grant-date fair value of $3 million that will be expensed over an average service period of two years. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 26, 2020.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
06/25/2020 to 07/22/2020	203,313	$131.52	203,313	$898,127,461
07/23/2020 to 08/19/2020	67,273	$148.64	67,273	$888,127,723
08/20/2020 to 09/23/2020	443,815	$154.41	443,815	$819,599,716
Total	714,401	$147.35	714,401

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)Through a series of actions, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 26, 2020, the Company had used approximately $13.2 billion, including transaction costs, to repurchase shares, leaving $820 million of authority available for future repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Bylaws of Motorola Solutions, Inc. as of August 27, 2020 (incorporated by reference to Exhibit 3.1 to Motorola Solutions’ Current Report on Form 8-K filed on August 27, 2020 (file No. 1-7221)).
*10.1	First Amendment to the Motorola Solutions Omnibus Incentive Plan of 2015, effective May 18, 2015 (an amendment and restatement of the Motorola Solutions Omnibus Incentive Plan of 2006).
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
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

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
October 29, 2020

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Bylaws of Motorola Solutions, Inc. as of August 27, 2020 (incorporated by reference to Exhibit 3.1 to Motorola Solutions’ Current Report on Form 8-K filed on August 27, 2020 (file No. 1-7221)).
*10.1	First Amendment to the Motorola Solutions Omnibus Incentive Plan of 2015, effective May 18, 2015 (an amendment and restatement of the Motorola Solutions Omnibus Incentive Plan of 2006).
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith