Form 10-Q
period 2021-04-03
Motorola Solutions, Inc.
filed 2021-05-06
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
(847) 576-5000
(Registrant’s telephone number, including area code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class			Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	$0.01	Par Value	MSI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of April 15, 2021 was 169,667,685.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales from products	$926	$884
Net sales from services	847	771
Net sales	1,773	1,655
Costs of products sales	438	397
Costs of services sales	475	471
Costs of sales	913	868
Gross margin	860	787
Selling, general and administrative expenses	303	341
Research and development expenditures	180	168
Other charges	79	19
Operating earnings	298	259
Other income (expense):
Interest expense, net	(54)	(52)
Other, net	45	17
Total other expense	(9)	(35)
Net earnings before income taxes	289	224
Income tax expense	44	26
Net earnings	245	198
Less: Earnings attributable to non-controlling interests	1	1
Net earnings attributable to Motorola Solutions, Inc.	$244	$197
Earnings per common share:
Basic	$1.44	$1.15
Diluted	$1.41	$1.12
Weighted average common shares outstanding:
Basic	169.3	170.6
Diluted	173.2	175.9
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Net earnings	$245	$198
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	19	(138)
Defined benefit plans	17	12
Total other comprehensive income (loss), net of tax	36	(126)
Comprehensive income	281	72
Less: Earnings attributable to non-controlling interests	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$280	$71
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	April 3, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,320	$1,254
Accounts receivable, net	1,090	1,390
Contract assets	767	933
Inventories, net	530	508
Other current assets	235	242
Total current assets	3,942	4,327
Property, plant and equipment, net	1,028	1,022
Operating lease assets	448	468
Investments	168	158
Deferred income taxes	955	966
Goodwill	2,221	2,219
Intangible assets, net	1,180	1,234
Other assets	481	482
Total assets	$10,423	$10,876
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$11	$12
Accounts payable	484	612
Contract liabilities	1,419	1,554
Accrued liabilities	1,181	1,311
Total current liabilities	3,095	3,489
Long-term debt	5,164	5,163
Operating lease liabilities	356	402
Other liabilities	2,286	2,363
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/3/21—170.6; 12/31/20—170.2
Outstanding shares: 4/3/21—169.7; 12/31/20—169.4
Additional paid-in capital	832	759
Retained earnings	1,080	1,127
Accumulated other comprehensive loss	(2,410)	(2,446)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(496)	(558)
Non-controlling interests	18	17
Total stockholders’ equity (deficit)	(478)	(541)
Total liabilities and stockholders’ equity (deficit)	$10,423	$10,876
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				244	1
Other comprehensive income			36
Issuance of common stock and stock options exercised	1.4	44
Share repurchase program	(1.0)			(170)
Share-based compensation expenses		29
Dividends declared $0.71 per share				(121)
Balance as of April 3, 2021	170.6	$834	$(2,410)	$1,080	$18

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				197	1
Other comprehensive loss			(126)
Issuance of common stock and stock options exercised	1.3	5
Share repurchase program	(1.6)			(253)
Share-based compensation expenses		38
Dividends declared $0.64 per share				(109)
Balance as of March 28, 2020	170.7	$544	$(2,566)	$1,074	$18
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Operating
Net earnings	$245	$198
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	110	99
Non-cash other income	(7)	(51)
Share-based compensation expenses	29	38
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	298	275
Inventories	(24)	2
Other current assets and contract assets	149	48
Accounts payable, accrued liabilities, and contract liabilities	(426)	(301)
Other assets and liabilities	(5)	(4)
Deferred income taxes	1	4
Net cash provided by operating activities	370	308
Investing
Acquisitions and investments, net	(2)	(36)
Proceeds from sales of investments and businesses, net	2	2
Capital expenditures	(52)	(48)
Proceeds from sales of property, plant and equipment	—	56
Net cash used for investing activities	(52)	(26)
Financing
Revolving credit facility renewal fees	(7)	—
Repayment of debt	(3)	(4)
Proceeds from unsecured revolving credit facility draw	—	800
Issuances of common stock	45	5
Purchases of common stock	(170)	(253)
Payments of dividends	(121)	(109)
Net cash provided by (used for) financing activities	(256)	439
Effect of exchange rate changes on total cash and cash equivalents	4	(50)
Net increase in total cash and cash equivalents	66	671
Cash and cash equivalents, beginning of period	1,254	1,001
Cash and cash equivalents, end of period	$1,320	$1,672
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$59	$61
Income and withholding taxes, net of refunds	78	22
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of April 3, 2021 and for the three months ended April 3, 2021 and March 28, 2020 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The results of operations for the three months ended April 3, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
Change in Presentation
As further described in the Form 10-K, during the fourth quarter of 2020, the Company updated its revenue disaggregation presentation of major products and services to provide a more comprehensive view of technologies within the Company's reporting segments. Accordingly, the Company now reports net sales in the following three major products and services (which the Company refers to as “technologies” in this Quarterly Report on Form 10-Q (this “Form 10-Q”)): Land Mobile Radio Mission Critical Communications (“LMR” or “LMR Mission Critical Communications”), Video Security and Analytics, and Command Center Software.
•LMR Mission Critical Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and Professional Commercial Radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
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
Recent Acquisitions
On August 28, 2020, the Company acquired the Callyo business ("Callyo"), a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to the Company's existing Command Center Software suite critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center. The business is a part of the Software and Services segment.
On July 31, 2020, the Company acquired Pelco, Inc. ("Pelco"), a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates the Company's continued investment in Video Security and Analytics, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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
On April 30, 2020, the Company acquired a cybersecurity services business for $32 million of cash, net of cash acquired. The acquisition expands the Company's ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, and managed services including security monitoring of network operations. The business is a part of the Software and Services segment.
On March 3, 2020, the Company acquired a cybersecurity services business for $40 million, inclusive of share-based compensation withheld at a fair value of $6 million that will be expensed over a service period of two years. The acquisition was settled with $33 million of cash, net of cash acquired. The acquisition expands the Company's ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, managed services and remediation and response capabilities. The business is a part of the Software and Services segment.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The ASU permits the use of either a full or modified retrospective method of adoption. The Company is still evaluating the impact of the adoption of this ASU on its financial statements and disclosures.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and streamlining other areas of accounting for income taxes. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. The Company adopted ASU No. 2019-12 as of January 1, 2021 on a prospective basis and the adoption of this standard did not have a material impact on its financial statement disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, geography, major product and service type and customer type for the three months ended April 3, 2021 and March 28, 2020, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	April 3, 2021			March 28, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$742	$443	$1,185	$748	$368	$1,116
International	273	315	588	245	294	539
	$1,015	$758	$1,773	$993	$662	$1,655

Major Products and Services:
LMR	$850	$551	$1,401	$860	$490	$1,350
Video Security and Analytics	165	88	253	133	67	200
Command Center Software	—	119	119	—	105	105
	$1,015	$758	$1,773	$993	$662	$1,655

Customer Type:
Direct	$604	$690	$1,294	$641	$621	$1,262
Indirect	411	68	479	352	41	393
	$1,015	$758	$1,773	$993	$662	$1,655

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of April 3, 2021 was $7.2 billion. A total of $3.3 billion was from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.6 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.9 billion was from Software and Services performance obligations that were not yet satisfied as of April 3, 2021. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.5 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	April 3, 2021	December 31, 2020
Accounts receivable, net	$1,090	$1,390
Contract assets	767	933
Contract liabilities	1,419	1,554
Non-current contract liabilities	280	283
Revenue recognized during the three months ended April 3, 2021 which was previously included in Contract liabilities as of December 31, 2020 was $396 million, compared to $382 million of revenue recognized during the three months ended March 28, 2020 which was previously included in Contract liabilities as of December 31, 2019. Revenue of $4 million was reversed during the three months ended April 3, 2021 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $19 million of reversals for the three months ended March 28, 2020.

There were no material expected credit losses recognized on contract assets during each of the three months ended April 3, 2021 and March 28, 2020.
Contract Cost Balances

(In millions)	April 3, 2021	December 31, 2020
Current contract cost assets	$36	$23
Non-current contract cost assets	105	105
Amortization of non-current contract cost assets was $13 million for the three months ended April 3, 2021 and $11 million for the three months ended March 28, 2020.

3.    Leases
Components of Lease Expense

	Three months ended
(in millions)	April 3, 2021	March 28, 2020
Lease expense:
Operating lease cost	$33	$34
Finance lease cost
Amortization of right-of-use assets	3	3

Short-term lease cost	1	—
Variable cost	9	8
Sublease income	(1)	(1)
Net lease expense	$45	$44
Lease Assets and Liabilities

(in millions)	Statement Line Classification	April 3, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$448	$468
Finance lease assets	Property, plant, and equipment, net	27	30
		$475	$498
Current liabilities:
Operating lease liabilities	Accrued liabilities	$135	$126
Finance lease liabilities	Current portion of long-term debt	10	11
		$145	$137
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$356	$402
Finance lease liabilities	Long-term debt	3	5
		$359	$407
Other Information Related to Leases

	Three Months Ended
(in millions)	April 3, 2021	March 28, 2020
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$54	$37
Net cash used for financing activities related to finance leases	3	3
Assets obtained in exchange for lease liabilities:
Operating leases	$15	$19

(in millions)	April 3, 2021	December 31, 2020
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	2
Weighted average discount rate:
Operating leases	3.16%	3.30%
Finance leases	4.18%	4.21%

Future Lease Payments

	April 3, 2021
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$88	$8	$96
2022	130	5	135
2023	76	1	77
2024	62	—	62
2025	50	—	50
Thereafter	138	—	138
Total lease payments	544	14	558
Less: interest	53	1	54
Present value of lease liabilities	$491	$13	$504

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	April 3, 2021	March 28, 2020
Other charges (income):
Intangibles amortization (Note 15)	$58	$53
Reorganization of business (Note 14)	14	12
Operating lease asset impairments	7	—
Acquisition-related transaction fees	1	2
Losses on legal settlements	—	2
Gain on sale of property, plant and equipment	—	(50)
Other	(1)	—
	$79	$19
During the three months ended April 3, 2021, the Company recognized $7 million of operating lease asset impairments relating to the consolidation of acquired U.S. manufacturing and distribution facilities. This loss has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.
During the three months ended March 28, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe. This gain has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 3, 2021	March 28, 2020
Interest income (expense), net:
Interest expense	$(56)	$(55)
Interest income	2	3
	$(54)	$(52)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$30	$20
Foreign currency gain	14	18
Loss on derivative instruments	(8)	(16)
Gains on equity method investments	2	1
Fair value adjustments to equity investments	5	1
Other	2	(7)
	$45	$17

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	April 3, 2021	March 28, 2020
Basic earnings per common share:
Earnings	$244	$197
Weighted average common shares outstanding	169.3	170.6
Per share amount	$1.44	$1.15
Diluted earnings per common share:
Earnings	$244	$197
Weighted average common shares outstanding	169.3	170.6
Add effect of dilutive securities:
Share-based awards	3.9	5.3
Diluted weighted average common shares outstanding	173.2	175.9
Per share amount	$1.41	$1.12
In the computation of diluted earnings per common share for the three months ended April 3, 2021, the assumed exercise of 0.3 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the three months ended March 28, 2020, 0.2 million options were excluded because their inclusion would have been antidilutive.
As of April 3, 2021, the Company had $1.0 billion of 1.75% Senior Convertible Notes outstanding which mature on September 15, 2024 ("Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price of $203.50. The conversion price is adjusted for dividends declared through the date of settlement. For the period ended April 3, 2021, there was no dilutive effect of the Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 3, 2021	December 31, 2020
Accounts receivable	$1,167	$1,465
Less allowance for credit losses	(77)	(75)
	$1,090	$1,390

Inventories, Net
Inventories, net, consist of the following:

	April 3, 2021	December 31, 2020
Finished goods	$261	$271
Work-in-process and production materials	392	360
	653	631
Less inventory reserves	(123)	(123)
	$530	$508

Other Current Assets
Other current assets consist of the following:

	April 3, 2021	December 31, 2020
Current contract cost assets (Note 2)	$36	$23
Tax-related deposits	43	52
Other	156	167
	$235	$242
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	April 3, 2021	December 31, 2020
Land	$6	$6
Leasehold improvements	449	439
Machinery and equipment	2,331	2,276
	2,786	2,721
Less accumulated depreciation	(1,758)	(1,699)
	$1,028	$1,022
Depreciation expense for the three months ended April 3, 2021 and March 28, 2020 was $52 million and $46 million, respectively.
Investments
Investments consist of the following:

	April 3, 2021	December 31, 2020
Common stock	$24	$19
Strategic investments, at cost	48	46
Company-owned life insurance policies	79	77
Equity method investments	17	16
	$168	$158
Other Assets
Other assets consist of the following:

	April 3, 2021	December 31, 2020
Defined benefit plan assets	$308	$283
Non-current contract cost assets (Note 2)	105	105
Other	68	94
	$481	$482
Accrued Liabilities
Accrued liabilities consist of the following:

	April 3, 2021	December 31, 2020
Compensation	$232	$291
Tax liabilities	89	147
Dividend payable	121	120
Trade liabilities	153	164
Operating lease liabilities (Note 3)	135	126
Other	451	463
	$1,181	$1,311

Other Liabilities
Other liabilities consist of the following:

	April 3, 2021	December 31, 2020
Defined benefit plans	$1,531	$1,578
Non-current contract liabilities (Note 2)	280	283
Deferred income taxes	176	180
Other	299	322
	$2,286	$2,363
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three months ended April 3, 2021, the Company paid an aggregate of $170 million, including transaction costs, to repurchase approximately 1.0 million shares at an average price of $175.53 per share. As of April 3, 2021, the Company had $479 million of authority available for future repurchases. Subsequent to quarter end, the Board of Directors approved a $2.0 billion increase to the share repurchase program, raising the remaining authority for future repurchases to $2.5 billion.
Payment of Dividends: During the three months ended April 3, 2021 and March 28, 2020, the Company paid $121 million and $109 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $121 million in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(360)	$(410)
Other comprehensive income (loss) before reclassification adjustment	17	(136)
Tax benefit (expense)	2	(2)
Other comprehensive income (loss), net of tax	19	(138)
Balance at end of period	$(341)	$(548)
Defined Benefit Plans:
Balance at beginning of period	$(2,086)	$(2,030)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	22	19
Reclassification adjustment - Prior service benefits into Other expense (Note 8)	(2)	(4)
Tax benefit	(3)	(3)
Other comprehensive income, net of tax	17	12
Balance at end of period	$(2,069)	$(2,018)
Total Accumulated other comprehensive loss	$(2,410)	$(2,566)

5.    Debt and Credit Facilities

On March 24, 2021, the Company entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in March 2026, which can be used for general corporate purposes and letters of credit (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement replaces the Company’s $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022. The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 3, 2021.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of April 3, 2021 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.2 billion for each of the periods ended April 3, 2021 and December 31, 2020. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 3, 2021, and the corresponding positions as of December 31, 2020:

	Notional Amount
Net Buy (Sell) by Currency	April 3, 2021	December 31, 2020
Euro	$170	$177
Canadian dollar	50	61
Norwegian krone	35	32
Chinese renminbi	(94)	(90)
Australian dollar	(82)	(88)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 3, 2021, all of the counterparties had investment grade credit ratings. As of April 3, 2021, the Company had $7 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of April 3, 2021 and December 31, 2020:

	Fair Values of Derivative Instruments
April 3, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$6	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	11
Total derivatives	$7	$12

	Fair Values of Derivative Instruments
December 31, 2020	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	14	3
Total derivatives	$14	$8

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended April 3, 2021 and March 28, 2020:

	Financial Statement Location	Three Months Ended
Foreign Exchange Contracts		April 3, 2021	March 28, 2020
Effective portion	Accumulated other comprehensive income	$4	$19
Forward points recognized	Other income (expense)	—	1
Undesignated derivatives recognized	Other income (expense)	(8)	(16)

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of April 3, 2021, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £125 million of net investment hedges in certain British pound functional subsidiaries.
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
The following table provides details of income taxes:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net earnings before income taxes	$289	$224
Income tax expense	44	26
Effective tax rate	15%	12%
During the three months ended April 3, 2021, the Company recorded $44 million of net tax expense, resulting in an effective tax rate of 15%. During the three months ended March 28, 2020, the Company recorded $26 million of net tax expense, resulting in an effective tax rate of 12%. The effective tax rates for each of the three months ended April 3, 2021 and March 28, 2020 was different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset primarily by tax benefits related to share-based compensation. The effective tax rate for the three months ended April 3, 2021 of 15% is higher than the effective tax rate for the three months ended March 28, 2020 of 12%, primarily due to lower tax benefits on share-based compensation.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	29	36	5	7	—	1
Expected return on plan assets	(59)	(56)	(25)	(22)	(3)	(3)
Amortization of:
Unrecognized net loss	17	14	4	4	1	1
Unrecognized prior service benefit	—	—	(1)	—	(1)	(4)
Net periodic pension benefits	$(13)	$(6)	$(16)	$(10)	$(3)	$(5)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Share-based compensation expense included in:
Costs of sales	$4	$5
Selling, general and administrative expenses	17	21
Research and development expenditures	8	12
Share-based compensation expense included in Operating earnings	29	38
Tax benefit	(6)	(7)
Share-based compensation expense, net of tax	$23	$31
Decrease in basic earnings per share	$(0.14)	$(0.18)
Decrease in diluted earnings per share	$(0.13)	$(0.17)
During the three months ended April 3, 2021, the Company granted 0.3 million restricted stock units (RSUs), 0.07 million performance stock units (PSUs) and 0.05 million market stock units (MSUs) with an aggregate grant-date fair value of $50 million, $15 million, and $10 million, respectively, and 0.1 million stock options and 0.2 million performance options (POs) with an aggregate grant-date fair value of $6 million and $10 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 3, 2021 and December 31, 2020 were as follows:

April 3, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock	24	—	24
Liabilities:
Foreign exchange derivative contracts	$—	$12	$12

December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$14	$14
Common stock	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8
The Company had no Level 3 holdings as of April 3, 2021 or December 31, 2020.
At April 3, 2021 and December 31, 2020, the Company had $463 million and $448 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at April 3, 2021 and December 31, 2020 was $5.6 billion and $5.8 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
Contract-specific discounting facility	$71	$44
Accounts receivable sales proceeds	—	24
Long-term receivables sales proceeds	54	41
Total proceeds from receivable sales	$125	$109
At April 3, 2021, the Company had retained servicing obligations for $927 million of long-term receivables, compared to $983 million at December 31, 2020. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $82 million at April 3, 2021, compared to $78 million at December 31, 2020.
During the three months ended April 3, 2021, the Company utilized a contract-specific receivable discounting facility which began during the three months ended March 28, 2020, resulting in accounts receivable sales of $71 million. The net benefit to the Company's operating cash flow from the utilization of the receivable discounting facility for the three months ended April 3, 2021 was $71 million, when adjusted for amounts that were collected under the commercial contract with the customer within the period in the absence of utilizing the discounting facility. The proceeds of the Company's receivable sales are included in Operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

12.    Commitments and Contingencies
Legal Matters
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the “Court”) against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. The Court denied Hytera’s motion for a new trial on October 20, 2020. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. The royalty rate is yet to be determined, and will be set by the Court absent agreement of the parties.
On January 11, 2021, the Court granted Hytera’s motion for certain equitable relief and reduced the $764.6 million judgment award to $543.7 million. That same day, the Court also granted the Company’s motion for pre-judgment interest, although the precise amount of interest owed to the Company by Hytera is still to be determined by the Court. On March 25, 2021, the Court entered rulings favorable to the Company with respect to several of the Company's post-trial motions, including the Company's motion for attorneys' fees and its motion to require Hytera to turn over certain assets in satisfaction of the Company’s judgment award.
On May 27, 2020, Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Company filed motions in the Bankruptcy Court to dismiss the bankruptcy proceedings in July 2020. On January 22, 2021, the Bankruptcy Court entered an agreed order, allowing a partial sale of Hytera's U.S. assets in the bankruptcy proceedings. The proposed sale does not include Hytera inventory accused of including the Company’s intellectual property.

13.    Segment Information
The following table summarizes Net sales by segment:

	Three Months Ended
	April 3, 2021	March 28, 2020
Products and Systems Integration	$1,015	$993
Software and Services	758	662
	$1,773	$1,655
The following table summarizes the Operating earnings by segment:

	Three Months Ended
	April 3, 2021	March 28, 2020
Products and Systems Integration	$77	$92
Software and Services	221	167
Operating earnings	298	259
Total other expense	(9)	(35)
Earnings before income taxes	$289	$224

14.    Reorganization of Business
2021 Charges
During the three months ended April 3, 2021, the Company recorded net reorganization of business charges of $16 million including $14 million of charges in Other charges and $2 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $18 million related to employee separation, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Three Months Ended
April 3, 2021
Products and Systems Integration	$12
Software and Services	4
$16
Reorganization of Businesses Accruals

January 1, 2021	Additional Charges	Adjustments	Amount Used	April 3, 2021
$79	$18	$(2)	$(37)	$58
Employee Separation Costs
At January 1, 2021, the Company had an accrual of $79 million for employee separation costs. The 2021 additional charges of $18 million represent severance costs for approximately 200 employees. The adjustment of $2 million reflects reversals for accruals no longer needed. The $37 million used reflects cash payments to severed employees. The remaining accrual of $58 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at April 3, 2021, is expected to be paid, primarily within one year, to approximately 1,000 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
The following table displays the net charges incurred by segment:

Three Months Ended
March 28, 2020
Products and Systems Integration	$14
Software and Services	4
$18

15.    Intangible Assets and Goodwill
On August 28, 2020, the Company acquired Callyo, a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to Motorola Solutions’ existing Command Center Software suite critical mobile technology capabilities that enable information to flow seamlessly from the field to the command center. The Company recognized $38 million of goodwill, $31 million of identifiable intangible assets, and $8 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $27 million of customer relationships and $4 million of developed technology that will be amortized over a period of fourteen and seven years, respectively. The business is part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2021.
On July 31, 2020, the Company acquired Pelco, a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates Motorola Solutions’ continued investment in Video Security and Analytics, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The Company recognized $41 million of goodwill, $30 million of identifiable intangible assets, and $36 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $23 million of customer relationships, $4 million of developed technology, and $3 million of trade names that will be amortized over a period of fifteen, two, and five years, respectively. The business is a part of both the

Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts and goodwill may be subject to change.
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
On April 30, 2020, the Company acquired a cybersecurity services business for a purchase price of $32 million of cash, net of cash acquired. The Company recognized $23 million of goodwill, $10 million of identifiable intangible assets and $1 million of net liabilities. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $8 million of customer relationships and $2 million of developed technology that will be amortized over a period of twelve years and three years, respectively. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, and managed services including security monitoring of network operations. The business is a part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2021.
On March 3, 2020, the Company acquired a cybersecurity services business for $40 million, inclusive of share-based compensation withheld at a fair value of $6 million that will be expensed over a service period of two years. The acquisition was settled with $33 million of cash, net of cash acquired. The Company recognized $28 million of goodwill, $7 million of intangible assets and $2 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as a customer relationship that will be amortized over a period of thirteen years. The acquisition expands the Company’s ability to assist customers with cybersecurity needs through vulnerability assessments, cybersecurity consulting, managed services and remediation and response capabilities. The business is a part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2021.
Intangible Assets
Amortized intangible assets were comprised of the following:

	April 3, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$766	$229	$766	$210
Patents	2	2	2	2
Customer-related	1,350	734	1,335	685
Other intangibles	79	52	78	50
	$2,197	$1,017	$2,181	$947
Amortization expense on intangible assets was $58 million for the three months ended April 3, 2021. Amortization expense on intangible assets was $53 million for the three months ended March 28, 2020. As of April 3, 2021, annual amortization expense is estimated to be $209 million in 2021, $206 million 2022, $108 million in 2023, $83 million in 2024, $73 million in 2025, and $69 million in 2026.
Amortized intangible assets were comprised of the following by segment:

	April 3, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$694	$142	$692	$129
Software and Services	1,503	875	1,489	818
	$2,197	$1,017	$2,181	$947

Goodwill
The following table displays a rollforward of the carrying amount of goodwill by segment from January 1, 2021 to April 3, 2021:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2021	$1,019	$1,200	$2,219
Purchase accounting adjustments	(1)	(1)	(2)
Foreign currency	—	4	4
Balance as of April 3, 2021	$1,018	$1,203	$2,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions” the “Company,” “we,” “our,” or “us”) for the three months ended April 3, 2021 and March 28, 2020, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K").
Forward-Looking Statements
Statements in this Form 10-Q which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business; (b) the impact of the American Rescue Plan Act of 2021 on our business; (c) the impact of global economic and political conditions on our business; (d) the impact of acquisitions on our business; (e) market growth/contraction, demand, spending and resulting opportunities; (f) our continued ability to reduce our operating expenses; (g) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments; (h) the success of our business strategy and portfolio; (i) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs; (j) our ability and cost to repatriate funds; (k) the liquidity of our investments; (l) our ability to settle the principal amount of the Senior Convertible Notes (as defined below) in cash; (m) our ability and cost to access the capital markets at our current ratings; (n) our ability to borrow and the amount available under our credit facilities; (o) the return of capital to shareholders through dividends and/or repurchasing shares; and (p) the adequacy of internal resources to fund expected working capital and capital expenditure requirements; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; and (4) “Legal Proceedings,” about the outcome and effect of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
During the fourth quarter of 2020, the Company updated its revenue disaggregation presentation of major products and services to provide a more comprehensive view of technologies within our reporting segments. Accordingly, the Company now reports net sales in the following three major products and services (which we refer to as “technologies” in this Quarterly Report on Form 10-Q): Land Mobile Radio Mission Critical Communication (“LMR” or “LMR Mission Critical Communications”), Video Security and Analytics and Command Center Software.
•LMR Mission Critical Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and Professional Commercial Radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
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

First Quarter Financial Results
•Net sales were $1.8 billion in the first quarter of 2021 compared to $1.7 billion in the first quarter of 2020.
•Operating earnings were $298 million in the first quarter of 2021 compared to $259 million in the first quarter of 2020.
•Net earnings attributable to Motorola Solutions, Inc. were $244 million, or $1.41 per diluted common share, in the first quarter of 2021, compared to $197 million, or $1.12 per diluted common share, in the first quarter of 2020.
•Operating cash flow increased $62 million to $370 million in the first quarter of 2021 compared to $308 million in the first quarter of 2020.
•We repurchased $170 million of common stock and paid $121 million in dividends in the first quarter of 2021.
COVID-19
In response to the COVID-19 pandemic, there have been a broad number of governmental and commercial actions taken to limit the spread of the virus, including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns. We continue to adhere to applicable governmental and commercial restrictions and to assess the impact on our employees, customers, communities, liquidity and financial position.
We continue to abide by a number of measures in an effort to protect the health and well-being of our employees and customers, including having office workers work remotely, reducing employee travel, withdrawing from certain industry events, increasing the frequency of cleaning services, encouraging face coverings, and using thermal scanning. We have continued to ensure customer continuity by fulfilling several emergency orders, completing remote software maintenance where possible, and continuing to service our mission-critical networks on-site as needed to ensure seamless operations. Our sales teams have also continued to improve virtual engagement with our customers. Additionally, our engineering teams have adapted our solutions offerings to equip our customers with the latest technology in an effort to protect their workplaces from the spread of COVID-19. Specifically, in Video Security and Analytics, we have adapted our software and hardware offerings to provide analytics addressing occupancy counting, face mask detection, and thermal detection capabilities.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of April 3, 2021. Additionally, we have no bond maturities until 2023. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint. In addition, our supply chain partners have been supportive and continue to work to fulfill the necessary service levels to the Company and its customers.
Although the COVID-19 pandemic continued to influence our activities in the first quarter of 2021, as described above, the negative impacts on our business from COVID-19 have begun to ease. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impacts on net sales and operating margin will be limited in 2021. Within the Products and Systems Integration segment, we are encouraged by strong LMR backlog, and the resiliency of the Video Security and Analytics technology that experienced growth in the first quarter of 2021 and which we expect to continue to grow for the remainder of 2021. In addition, in March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 (the "ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We continue to evaluate the potential impact of the ARPA on our business and results of operations.
Lastly, we evaluated whether there were any impairment indicators as of April 3, 2021, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the first quarter of 2021, we concluded our assets were fairly stated and recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center Software	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020
Video Security and Analytics	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Analytics	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 3, 2021	% of Sales*	March 28, 2020	% of Sales*
Net sales from products	$926		$884
Net sales from services	847		771
Net sales	1,773		1,655
Costs of products sales	438	47.3%	397	44.9%
Costs of services sales	475	56.1%	471	61.1%
Costs of sales	913		868
Gross margin	860	48.5%	787	47.6%
Selling, general and administrative expenses	303	17.1%	341	20.6%
Research and development expenditures	180	10.2%	168	10.2%
Other charges	79	4.5%	19	1.1%
Operating earnings	298	16.8%	259	15.6%
Other income (expense):
Interest expense, net	(54)	(3.0)%	(52)	(3.1)%
Other, net	45	2.5%	17	1.0%
Total other expense	(9)	(0.5)%	(35)	(2.1)%
Net earnings before income taxes	289	16.3%	224	13.5%
Income tax expense	44	2.5%	26	1.6%
Net earnings	245	13.8%	198	12.0%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$244	13.8%	$197	11.9%
Earnings per diluted common share	$1.41		$1.12
* Percentages may not add due to rounding

Results of Operations—Three months ended April 3, 2021 compared to three months ended March 28, 2020
The results of operations for the first quarter of 2021 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
We use the following U.S. GAAP key financial performance measures to manage our business on a consolidated basis and by reporting segment, and to monitor and assess our results of operations:
•Net sales—a measure of our revenue for the current period.
•Operating earnings—a measure of our earnings from operations, before non-operating expenses and income taxes.
•Operating margins—a measure of our operating earnings as a percentage of total net sales.
Considered together, we believe these measures are strong indicators of our overall performance and our ability to create shareholder value. A discussion of our results of operations and financial condition follows.

	Three Months Ended
	April 3, 2021			March 28, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$742	$443	$1,185	$748	$368	$1,116
International	273	315	588	245	294	539
	$1,015	$758	$1,773	$993	$662	$1,655
Net sales by technology
LMR	$850	$551	$1,401	$860	$490	$1,350
Video Security and Analytics	165	88	253	133	67	200
Command Center Software	—	119	119	—	105	105
Total	$1,015	$758	$1,773	$993	$662	$1,655

Operating earnings	$77	$221	$298	$92	$167	$259
Operating margins	7.6%	29.2%	16.8%	9.3%	25.2%	15.6%
Net Sales

The Products and Systems Integration segment’s net sales represented 57% of our net sales in the first quarter of 2021 and 60% in the first quarter of 2020. The Software and Services segment’s net sales represented 43% of our net sales in the first quarter of 2021 and 40% in the first quarter of 2020.
Net sales increased $118 million, or 7%, in the first quarter of 2021 compared to the first quarter of 2020. The $22 million, or 2%, increase in net sales within the Products and Systems Integration segment was driven by an 11% increase in the International region partially offset by a 1% decrease in the North America region. The $96 million, or 15%, increase in net sales within the Software and Services segment was driven by a 21% increase in the North America region and a 7% increase in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $35 million of revenue from acquisitions, driven by an increase in Video Security and Analytics and PCR, partially offset by a decrease in public safety LMR;
•an increase in the Software and Services segment, inclusive of $13 million of revenue from acquisitions, driven by an increase in LMR services, Video Security and Analytics, and Command Center Software; and
•$32 million from favorable currency rates.

Regional results include:
•a 6% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR services, Video Security and Analytics, PCR and Command Center Software, partially offset by a decline in public safety LMR products, which were impacted by supply constraints; and
•a 9% increase in the International region, inclusive of revenue from acquisitions, primarily driven by an increase in Video Security and Analytics and public safety LMR.
Products and Systems Integration
The 2% increase in the Products and Systems Integration segment was driven by the following:
•$32 million, or 24% growth in Video Security and Analytics, inclusive of revenue from acquisitions, driven by both the International and North America regions;
•$10 million, or 1% decrease in LMR, primarily impacted by supply constraints in North America public safety LMR, partially offset by an increase in PCR sales; and
•$15 million from favorable currency rates.
Software and Services
The 15% increase in the Software and Services segment was driven by the following:
•$61 million, or 12% growth in LMR services, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$21 million, or 31% growth in Video Security and Analytics, inclusive of revenue from acquisitions, driven by both the International and North America regions;
•$14 million, or 13% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$17 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020	% Change
Gross margin	$860	$787	9%
Gross margin was 48.5% of net sales in the first quarter of 2021 compared to 47.6% in the first quarter of 2020. The primary drivers of this increase were:
•higher gross margin within the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth and improved mix of service offerings; and
•higher gross margin in the Products and Systems Integration segment, inclusive of acquisitions, as a result of LMR project mix within North America.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020	% Change
Selling, general and administrative expenses	$303	$341	(11)%
SG&A expenses decreased 11% in the first quarter of 2021 compared to the first quarter of 2020. SG&A expenses were 17.1% of net sales in the first quarter of 2021 compared to 20.6% of net sales in the first quarter of 2020. The decrease in SG&A expenses was primarily due to reduced legal expenses, indirect expenses, travel expenses and share-based compensation expenses. The overall reduction in SG&A expenses was partially offset by higher expenses associated with acquired businesses and employee incentive costs.
Research and Development Expenditures

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020	% Change
Research and development expenditures	$180	$168	7%
R&D expenditures increased 7% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher expenses associated with acquired businesses and higher employee incentive costs. R&D expenditures remained flat at 10.2% of net sales in the first quarter of 2021 and the first quarter of 2020.

Other Charges

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Other charges	$79	$19
Other charges increased by $60 million in the first quarter of 2021 compared to the first quarter of 2020. The change was driven primarily by the following:
•$50 million gain on the sale of property, plant and equipment in the first quarter of 2020 that did not recur in the first quarter of 2021; and
•$7 million of operating lease asset impairments in the first quarter of 2021.
Operating Earnings

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Operating earnings from Products and Systems Integration	$77	$92
Operating earnings from Software and Services	221	167
Operating earnings	$298	$259
Operating earnings increased $39 million, or 15%, compared to the first quarter of 2020. The increase in Operating earnings was due to:
•Software and Services increased by $54 million, driven by higher sales and gross margin contribution due to improved mix of service offerings, as well as improved operating leverage; and
•partially offset by a decline of $15 million in Products and Systems Integration, primarily driven by a $50 million gain on the sale of property, plant and equipment in the first quarter of 2020 that did not recur in the first quarter of 2021, as well as higher incentive costs, partially offset by lower legal expenses, indirect spend and travel expenses.
Interest Expense, net

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Interest expense, net	$(54)	$(52)
The increase in interest expense, net in the first quarter of 2021 compared to the first quarter of 2020 was a result of lower interest income earned on cash due to lower interest rates for the period ending April 3, 2021 compared to the period ending March 28, 2020.
Other, net

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Other, net	$45	$17
The increase in Other, net in the first quarter of 2021 compared to the first quarter of 2020 was driven primarily by:
•$30 million of net periodic pension and postretirement benefit in the first quarter of 2021 compared to $20 million of net periodic pension and postretirement benefit in the first quarter of 2020;
•$8 million loss on derivatives in the first quarter of 2021 compared to a $16 million loss on derivatives in the first quarter of 2020;
•$5 million of gains related to fair value adjustments to equity investments in the first quarter of 2021 compared to $1 million of gains related to fair value adjustments to equity investments in the first quarter of 2020; and
•partially offset by $14 million of foreign currency gains in the first quarter of 2021 compared to $18 million of foreign currency gains in the first quarter of 2020;

Effective Tax Rate

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020
Income tax expense	$44	$26
Income tax expense increased by $18 million in the first quarter of 2021 compared to the first quarter of 2020, resulting in an effective tax rate of 15%. Our effective tax rate for the three months ended April 3, 2021 is higher than the effective tax rate for the three months ended March 28, 2020 of 12%, primarily due to lower tax benefits on share-based compensation.

Reorganization of Business
During the first quarter of 2021, we recorded net reorganization of business charges of $16 million including $14 million of charges recorded within Other charges and $2 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $18 million related to employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
During the first quarter of 2020, we recorded net reorganization of business charges of $18 million including $12 million of charges in Other charges and $6 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $18 million were charges of $22 million related to employee separation costs and $4 million reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended
	April 3, 2021	March 28, 2020
Products and Systems Integration	$12	$14
Software and Services	4	4
	$16	$18
Cash payments for employee severance in connection with the reorganization of business plans were $37 million in the first quarter of 2021 and $22 million in the first quarter of 2020. The reorganization of business accrual at April 3, 2021 was $58 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows provided by (used for):
Operating activities	$370	$308
Investing activities	(52)	(26)
Financing activities	(256)	439
Effect of exchange rates on cash and cash equivalents	4	(50)
Increase (decrease) in cash and cash equivalents	$66	$671
Cash and Cash Equivalents
At April 3, 2021, $834 million of the $1.3 billion cash and cash equivalents balance was held in the U.S. and $486 million was held in other countries, with $122 million held in the United Kingdom.
Operating Activities
The increase in cash flows provided by operating activities from the first quarter of 2020 to the first quarter of 2021 was driven primarily by an increase in earnings as a result of increased sales volume and improved working capital, partially offset by higher income tax payments.
Investing Activities
The increase in cash flows used for investing activities from the first quarter of 2020 to the first quarter of 2021 was primarily due to:

•$56 million decrease in the proceeds from the sale of property, plant and equipment driven by the sale of a European manufacturing facility in the first quarter of 2020; and
•partially offset by $34 million decrease in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities from the first quarter of 2020 as compared to the cash provided by financing activities in the first quarter of 2021 was primarily driven by (also see further discussion in "Debt," "Share Repurchase Program" and "Dividends" below):
•$800 million of proceeds received from the draw on our syndicated, unsecured revolving credit facility during the first quarter of 2020;
•$12 million increase in the payment of dividends in the first quarter of 2021 compared to the first quarter of 2020;
•$7 million related to the payment of revolving credit facility renewal fees in the first quarter of 2021;
•partially offset by an $83 million decrease in share repurchases in the first quarter of 2021 compared to the first quarter of 2020; and
•$40 million increase of net proceeds from the issuance of common stock in the first quarter of 2021 compared to the first quarter of 2020.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
Contract-specific discounting facility	$71	$44
Accounts receivable sales proceeds	—	24
Long-term receivables sales proceeds	54	41
Total proceeds from receivable sales	$125	$109
During the three months ended April 3, 2021, we utilized a contract-specific receivable discounting facility which began during the three months ended March 28, 2020, resulting in accounts receivable sales of $71 million. The net benefit to our operating cash flow from the utilization of the receivable discounting facility for the three months ended April 3, 2021 was $71 million, when adjusted for amounts that were collected under the commercial contract with the customer within the period in the absence of utilizing the discounting facility. The proceeds of our receivable sales are included in Operating activities within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $5.2 billion at both April 3, 2021 and December 31, 2020, including the current portions of $11 million and $12 million at April 3, 2021 and December 31, 2020, respectively.
On March 24, 2021, we entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in March 2026, which can be used for general corporate purposes and letters of credit (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement replaces our $2.2 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2022. The 2021 Motorola Solutions Credit Agreement includes a $450 million letter of credit sublimit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with the financial covenants as of April 3, 2021.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 ("Senior Convertible Notes"). Interest on these notes is payable semiannually. The notes are convertible anytime on or after two years from their issuance date, except in certain limited circumstances. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, we intend to settle the principal amount of the Senior Convertible Notes in cash. We recorded a debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, we calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. The remaining proceeds of $14 million were allocated to the conversion option and accordingly, increased Additional paid-in capital.
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of April 3, 2021 we had no outstanding debt under the commercial paper program.
We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate funds from foreign jurisdictions, cash provided by operations, as well as liquidity provided by our commercial paper program backed by the 2021 Motorola Solutions Credit Agreement. Refer also to “COVID-19” in this Part I, Item 3 of this Form 10-Q for a discussion of the impact of COVID-19 on our liquidity.
Share Repurchase Program
During the three months ended April 3, 2021, we paid an aggregate of $170 million, including transaction costs, to repurchase approximately 1.0 million shares at an average price of $175.53 per share. As of April 3, 2021, the Company had used approximately $13.5 billion of the share repurchase authority to repurchase shares, leaving $479 million of authority available for future repurchases. Subsequent to quarter end, the Board of Directors approved a $2.0 billion increase to the share repurchase program, raising the remaining authority for future repurchases to $2.5 billion.
Dividends
During the first quarter of 2021 we paid $121 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $121 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $82 million at April 3, 2021, compared to $78 million at December 31, 2020.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1. of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the three months ended April 3, 2021. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In addition to the matter referenced below, the Company is subject to legal proceedings and claims that have not been fully resolved and which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial position, liquidity, or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company's condensed consolidated financial position, liquidity, or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
See Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information regarding our legal proceedings.

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Form 10-K, which could materially affect our business, financial condition or future results. The risks described in “Risk Factors” in the Form 10-K remain current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 3, 2021.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/30/2020 to 01/27/2021	413,917	$170.91	413,917	$586,844,842
01/28/2021 to 02/24/2021	224,133	$177.71	224,133	$548,013,011
02/25/2021 to 03/30/2021	329,412	$179.87	329,412	$478,763,100
Total	967,462	$175.53	967,462

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the board of directors has authorized the Company to repurchase an aggregate amount of up to $14.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 3, 2021, the Company had used approximately $13.5 billion, including transaction costs, to repurchase shares, leaving $479 million of authority available for future repurchases. Subsequent to quarter end, the Board of Directors approved a $2.0 billion increase to the share repurchase program, raising the remaining authority for future repurchases to $2.5 billion.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits
Exhibits 10.1-10.5 listed in this Part II, Item 6 of this Form 10-Q are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit
*10.1	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2021.
*10.2	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after February 11, 2021.
*10.3	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after February 11, 2021.
*10.4	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers on or after February 11, 2021.
*10.5	2021-2023 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 11, 2021.
10.6
Revolving Credit Agreement, dated as of March 24, 2021, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on March 25, 2021)

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
**	Furnished herewith
MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2021 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ DAN PEKOFSKE
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
May 6, 2021