Form 10-Q
period 2021-07-03
Motorola Solutions, Inc.
filed 2021-08-05
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of July 15, 2021 was 169,324,600.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales from products	$1,094	$877	$2,027	$1,764
Net sales from services	877	741	1,717	1,509
Net sales	1,971	1,618	3,744	3,273
Costs of products sales	511	413	952	812
Costs of services sales	508	439	980	908
Costs of sales	1,019	852	1,932	1,720
Gross margin	952	766	1,812	1,553
Selling, general and administrative expenses	331	297	633	638
Research and development expenditures	181	161	361	330
Other charges	70	90	150	109
Operating earnings	370	218	668	476
Other income (expense):
Interest expense, net	(44)	(58)	(98)	(109)
Other, net	14	16	60	34
Total other expense	(30)	(42)	(38)	(75)
Net earnings before income taxes	340	176	630	401
Income tax expense	46	40	90	67
Net earnings	294	136	540	334
Less: Earnings attributable to non-controlling interests	1	1	3	2
Net earnings attributable to Motorola Solutions, Inc.	$293	$135	$537	$332
Earnings per common share:
Basic	$1.73	$0.79	$3.17	$1.95
Diluted	$1.69	$0.78	$3.10	$1.90
Weighted average common shares outstanding:
Basic	169.6	170.0	169.4	170.3
Diluted	173.1	173.6	173.1	174.8
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net earnings	$294	$136	$540	$334
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	6	78	25	(60)
Defined benefit plans	16	13	33	25
Total other comprehensive income (loss), net of tax	22	91	58	(35)
Comprehensive income	316	227	598	299
Less: Earnings attributable to non-controlling interests	1	1	3	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$315	$226	$595	$297
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	July 3, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,921	$1,254
Accounts receivable, net	1,169	1,390
Contract assets	757	933
Inventories, net	559	508
Other current assets	254	242
Total current assets	4,660	4,327
Property, plant and equipment, net	1,028	1,022
Operating lease assets	430	468
Investments	181	158
Deferred income taxes	981	966
Goodwill	2,219	2,219
Intangible assets, net	1,123	1,234
Other assets	509	482
Total assets	$11,131	$10,876
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$9	$12
Accounts payable	547	612
Contract liabilities	1,416	1,554
Accrued liabilities	1,212	1,311
Total current liabilities	3,184	3,489
Long-term debt	5,686	5,163
Operating lease liabilities	340	402
Other liabilities	2,265	2,363
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/3/21—170.3; 12/31/20—170.2
Outstanding shares: 7/3/21—169.3; 12/31/20—169.4
Additional paid-in capital	877	759
Retained earnings	1,151	1,127
Accumulated other comprehensive loss	(2,388)	(2,446)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(358)	(558)
Non-controlling interests	14	17
Total stockholders’ equity (deficit)	(344)	(541)
Total liabilities and stockholders’ equity (deficit)	$11,131	$10,876
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				244	1
Other comprehensive income			36
Issuance of common stock and stock options exercised	1.4	44
Share repurchase program	(1.0)			(170)
Share-based compensation expenses		29
Dividends declared $0.71 per share				(121)
Balance as of April 3, 2021	170.6	$834	$(2,410)	$1,080	$18
Net earnings				293	1
Other comprehensive income			22
Issuance of common stock and stock options exercised	0.2	14
Share repurchase program	(0.5)			(102)
Share-based compensation expenses		31
Dividends declared $0.71 per share				(120)
Dividends paid to non-controlling interest on subsidiary common stock					(5)
Balance as of July 3, 2021	170.3	$879	$(2,388)	$1,151	$14

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				197	1
Other comprehensive loss			(126)
Issuance of common stock and stock options exercised	1.3	5
Share repurchase program	(1.6)			(253)
Share-based compensation expenses		38
Dividends declared $0.64 per share				(109)
Balance as of March 28, 2020	170.7	$544	$(2,566)	$1,074	$18
Net earnings				135	1
Other comprehensive income			91
Issuance of common stock and stock options exercised	0.6	53
Share repurchase program	(0.6)			(83)
Share-based compensation expenses		31
Dividends declared $0.64 per share				(109)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 27, 2020	170.7	$628	$(2,475)	$1,017	$15
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Operating
Net earnings	$540	$334
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	220	197
Non-cash other income	(24)	(40)
Share-based compensation expenses	60	69
Loss from the extinguishment of long-term debt	18	—
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	221	286
Inventories	(53)	3
Other current assets and contract assets	134	136
Accounts payable, accrued liabilities, and contract liabilities	(298)	(454)
Other assets and liabilities	(37)	(15)
Deferred income taxes	(23)	1
Net cash provided by operating activities	758	517
Investing
Acquisitions and investments, net	(9)	(102)
Proceeds from sales of investments and businesses, net	3	7
Capital expenditures	(114)	(102)
Proceeds from sales of property, plant and equipment	6	56
Net cash used for investing activities	(114)	(141)
Financing
Net proceeds from issuance of debt	844	—
Proceeds from revolving credit facility draw	—	800
Repayments of debt	(348)	(8)
Repayment of revolving credit facility draw	—	(300)
Revolving credit facility renewal fees	(7)	—
Issuances of common stock	60	49
Purchases of common stock	(272)	(336)
Payments of dividends	(242)	(218)
Payments of dividends to non-controlling interests	(5)	(4)
Net cash provided by (used for) financing activities	30	(17)
Effect of exchange rate changes on total cash and cash equivalents	(7)	(19)
Net increase in total cash and cash equivalents	667	340
Cash and cash equivalents, beginning of period	1,254	1,001
Cash and cash equivalents, end of period	$1,921	$1,341
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$102	$109
Income and withholding taxes, net of refunds	$179	$50
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of July 3, 2021 and for the three and six months ended July 3, 2021 and June 27, 2020 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The results of operations for the three and six months ended July 3, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
Change in Presentation
As further described in the Form 10-K, during the fourth quarter of 2020, the Company updated its revenue disaggregation presentation of major products and services to provide a more comprehensive view of technologies within the Company's reporting segments. Accordingly, the Company now reports net sales in the following three major products and services (which the Company refers to as “technologies” in this Quarterly Report on Form 10-Q (this “Form 10-Q”)): Land Mobile Radio Mission Critical Communications (“LMR” or “LMR Mission Critical Communications”), Video Security and Access Control, and Command Center Software. With the Company's acquisition of Openpath Security Inc. (“Openpath”) subsequent to quarter end on July 15, 2021, the Company renamed one of its three major products and services technologies from Video Security and Analytics to Video Security and Access Control to better align with its strategic growth initiatives. The change is to the name of the technology only and no financial information has been reclassified from previous periods presented or for the quarter ended July 3, 2021.
•LMR Mission Critical Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and Professional Commercial Radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
•Video Security and Access Control: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence-enabled analytics that enable visibility “on scene” and bring attention to what’s important.
•Command Center Software: Software suite that enables collaboration and seamless information sharing through the public safety workflow from 911 call to case closure.
Recent Acquisitions
Subsequent to quarter end, on July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $297 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. This acquisition expands the Company's ability to combine video security and access control solutions within Video Security and Access Control to help support enterprise customers. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete.
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
On July 31, 2020, the Company acquired Pelco, Inc. ("Pelco"), a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates the Company's continued investment in Video Security and Access Control, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.

On June 16, 2020, the Company acquired IndigoVision Group plc ("IndigoVision") for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's Video Security and Access Control technology, providing enhanced geographical reach across a wider customer base. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions and streamlining other areas of accounting for income taxes. Portions of the amendment within the ASU require retrospective, modified retrospective or prospective adoption methods. The Company adopted ASU No. 2019-12 as of January 1, 2021 on a prospective basis and the adoption of this standard did not have a material impact on its financial statements and disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and six months ended July 3, 2021 and June 27, 2020, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	July 3, 2021			June 27, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$869	$443	$1,312	$719	$374	$1,093
International	329	330	659	249	276	525
	$1,198	$773	$1,971	$968	$650	$1,618

Major Products and Services:
LMR	$986	$545	$1,531	$836	$481	$1,317
Video Security and Access Control	212	94	306	132	52	184
Command Center Software	—	134	134	—	117	117
	$1,198	$773	$1,971	$968	$650	$1,618

Customer Types:
Direct	$706	$706	$1,412	$634	$611	$1,245
Indirect	492	67	559	334	39	373
	$1,198	$773	$1,971	$968	$650	$1,618

	Six Months Ended
	July 3, 2021			June 27, 2020
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,611	$886	$2,497	$1,467	$742	$2,209
International	602	645	1,247	494	570	1,064
	$2,213	$1,531	$3,744	$1,961	$1,312	$3,273

Major Products and Services:
LMR	$1,836	$1,095	$2,931	$1,696	$970	$2,666
Video Security and Access Control	377	182	559	265	119	384
Command Center Software	—	254	254	—	223	223
	$2,213	$1,531	$3,744	$1,961	$1,312	$3,273

Customer Types:
Direct	$1,310	$1,396	$2,706	$1,275	$1,232	$2,507
Indirect	903	135	1,038	686	80	766
	$2,213	$1,531	$3,744	$1,961	$1,312	$3,273

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of July 3, 2021 was $7.1 billion. A total of $3.3 billion was from Products and Systems Integration performance obligations that are not yet satisfied, of which $1.7 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.8 billion was from Software and Services performance obligations that were not yet satisfied as of July 3, 2021. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.5 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	July 3, 2021	December 31, 2020
Accounts receivable, net	$1,169	$1,390
Contract assets	757	933
Contract liabilities	1,416	1,554
Non-current contract liabilities	296	283
Revenue recognized during the three months ended July 3, 2021 which was previously included in Contract liabilities as of April 3, 2021 was $483 million, compared to $370 million of revenue recognized during the three months ended June 27, 2020 which was previously included in Contract liabilities as of March 28, 2020. Revenue recognized during the six months ended July 3, 2021 which was previously included in Contract liabilities as of December 31, 2020 was $705 million, compared to $631 million recognized during the six months ended June 27, 2020 which was previously included in Contract liabilities as of December 31, 2019. Revenue of $10 million and $15 million was reversed during the three and six months ended July 3, 2021, respectively, related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $12 million and $34 million of reversals for the three and six months ended June 27, 2020, respectively.
There were no material expected credit losses recorded on contract assets during each of the three and six months ended July 3, 2021 and June 27, 2020.
Contract Cost Balances

(In millions)	July 3, 2021	December 31, 2020
Current contract cost assets	$30	$23
Non-current contract cost assets	110	105
Amortization of non-current contract cost assets was $12 million and $25 million for the three and six months ended July 3, 2021, respectively, and $11 million and $22 million for the three and six months ended June 27, 2020, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Lease expense:
Operating lease cost	$34	$33	$67	$67
Finance lease cost
Amortization of right-of-use assets	3	3	6	6
Interest on lease liabilities	—	—	—	1
Total finance lease cost	3	3	6	7

Short-term lease cost	1	1	2	1
Variable cost	9	9	18	17
Sublease income	(1)	(1)	(2)	(2)
Net lease expense	$46	$45	$91	$90

Lease Assets and Liabilities

(in millions)	Statement Line Classification	July 3, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$430	$468
Finance lease assets	Property, plant, and equipment, net	24	30
		$454	$498
Current liabilities:
Operating lease liabilities	Accrued liabilities	$129	$126
Finance lease liabilities	Current portion of long-term debt	8	11
		$137	$137
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$340	$402
Finance lease liabilities	Long-term debt	2	5
		$342	$407
Other Information Related to Leases

	Six Months Ended
(in millions)	July 3, 2021	June 27, 2020
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$95	$84
Net cash used for operating activities related to finance leases	—	1
Net cash used for financing activities related to finance leases	7	6
Assets obtained in exchange for lease liabilities:
Operating leases	$22	$24

	July 3, 2021	December 31, 2020
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	2
Weighted average discount rate:
Operating leases	3.16%	3.30%
Finance leases	4.14%	4.21%
Future Lease Payments

	July 3, 2021
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$50	$5	$55
2022	135	5	140
2023	79	1	80
2024	64	—	64
2025	51	—	51
Thereafter	140	—	140
Total lease payments	519	11	530
Less: interest	50	1	51
Present value of lease liabilities	$469	$10	$479

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Other charges:
Intangibles amortization (Note 15)	$58	$51	$116	$104
Reorganization of business (Note 14)	6	26	20	38
Operating lease asset impairments	—	—	7	—
Acquisition-related transaction fees	3	1	4	3
Losses on legal settlements	3	7	3	9
Fixed asset impairment	—	5	—	5
Gain on sale of property, plant and equipment	—	—	—	(50)
	$70	$90	$150	$109
During the six months ended July 3, 2021, the Company recognized $7 million of operating lease asset impairments relating to the consolidation of acquired U.S. manufacturing and distribution facilities. This loss has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.
During the six months ended June 27, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe. This gain has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest income (expense), net:
Interest expense	$(46)	$(60)	$(102)	$(114)
Interest income	2	2	4	5
	$(44)	$(58)	$(98)	(109)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$31	$19	$60	$39
Loss from the extinguishment of long-term debt (Note 5)	(18)	—	(18)	—
Foreign currency gain (loss)	(6)	(21)	8	(3)
Gain (loss) on derivative instruments	(1)	12	(9)	(4)
Gains on equity method investments	2	—	3	—
Fair value adjustments to equity investments	8	4	13	5
Other	(2)	2	3	(3)
	$14	$16	$60	$34
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic earnings per common share:
Earnings	$293	$135	$537	$332
Weighted average common shares outstanding	169.6	170.0	169.4	170.3
Per share amount	$1.73	$0.79	$3.17	$1.95
Diluted earnings per common share:
Earnings	$293	$135	$537	$332
Weighted average common shares outstanding	169.6	170.0	169.4	170.3
Add effect of dilutive securities:
Share-based awards	3.5	3.6	3.7	4.5
1.75% senior convertible notes	—	—	—	—
Diluted weighted average common shares outstanding	173.1	173.6	173.1	174.8
Per share amount	$1.69	$0.78	$3.10	$1.90
In the computation of diluted earnings per common share for the three months ended July 3, 2021, the assumed exercise of 0.4 million options, including 0.2 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the six months ended July 3, 2021, the assumed exercise of 0.4 options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended June 27, 2020, 0.6 million options, including 0.2 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the six months ended June 27, 2020, the assumed exercise of 0.4 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of July 3, 2021, the Company had $1.0 billion of 1.75% Senior Convertible Notes outstanding which mature on September 15, 2024 ("Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Because of the Company’s intention to settle the par value of the Senior Convertible Notes in cash, Motorola Solutions does not reflect any shares underlying the Senior

Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the conversion price. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price for the period exceeds the conversion price of $203.50. The conversion price is adjusted for dividends declared through the date of settlement. For the period ended July 3, 2021, there was no dilutive effect of the Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 3, 2021	December 31, 2020
Accounts receivable	$1,244	$1,465
Less allowance for credit losses	(75)	(75)
	$1,169	$1,390
Inventories, Net
Inventories, net, consist of the following:

	July 3, 2021	December 31, 2020
Finished goods	$261	$271
Work-in-process and production materials	429	360
	690	631
Less inventory reserves	(131)	(123)
	$559	$508
Other Current Assets
Other current assets consist of the following:

	July 3, 2021	December 31, 2020
Current contract cost assets (Note 2)	$30	$23
Tax-related deposits	44	52
Other	180	167
	$254	$242
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	July 3, 2021	December 31, 2020
Land	$4	$6
Leasehold improvements	473	439
Machinery and equipment	2,378	2,276
	2,855	2,721
Less accumulated depreciation	(1,827)	(1,699)
	$1,028	$1,022
Depreciation expense for the three months ended July 3, 2021 and June 27, 2020 was $52 million and $47 million, respectively. Depreciation expense for the six months ended July 3, 2021 and June 27, 2020 was $104 million and $93 million, respectively.

Investments
Investments consist of the following:

	July 3, 2021	December 31, 2020
Common stock	$30	$19
Strategic investments, at cost	54	46
Company-owned life insurance policies	79	77
Equity method investments	18	16
	$181	$158
Subsequent to quarter end, on July 16, 2021, the Company invested $50 million in equity securities of NewHold Investment Corp., which completed a business combination with Evolv Technologies, Inc. The equity securities will be carried at fair value with changes in fair value recorded in Other, net within Other income (expense).
Other Assets
 Other assets consist of the following:

	July 3, 2021	December 31, 2020
Defined benefit plan assets	$332	$283
Non-current contract cost assets (Note 2)	110	105
Other	67	94
	$509	$482
Accrued Liabilities
Accrued liabilities consist of the following:

	July 3, 2021	December 31, 2020
Compensation	$235	$291
Tax liabilities	81	147
Dividend payable	120	120
Trade liabilities	157	164
Operating lease liabilities (Note 3)	129	126
Other	490	463
	$1,212	$1,311
Other Liabilities
Other liabilities consist of the following:

	July 3, 2021	December 31, 2020
Defined benefit plans	$1,504	$1,578
Non-current contract liabilities (Note 2)	296	283
Deferred income taxes	178	180
Other	287	322
	$2,265	$2,363
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three and six months ended July 3, 2021, the Company paid an aggregate of $102 million and $272 million, including transaction costs, to repurchase approximately 0.5 million and 1.5 million shares at an average price of $206.85 and $186.08 per share, respectively. During the three months ended July 3, 2021, the Board of Directors approved a $2.0 billion increase to the share repurchase program. As of July 3, 2021, the Company had $2.4 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended July 3, 2021 and June 27, 2020, the Company paid $121 million and $109 million, respectively, in cash dividends to holders of its common stock. During the six months ended July 3, 2021 and June 27, 2020, the Company paid $242 million and $218 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $120 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(341)	$(548)	$(360)	$(410)
Other comprehensive income (loss) before reclassification adjustment	6	75	23	(61)
Tax benefit	—	3	2	1
Other comprehensive income (loss), net of tax	6	78	25	(60)
Balance at end of period	$(335)	$(470)	$(335)	$(470)
Defined Benefit Plans:
Balance at beginning of period	$(2,069)	$(2,018)	$(2,086)	$(2,030)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	21	19	43	38
Reclassification adjustment - Prior service benefits into Other expense (Note 8)	(2)	(4)	(4)	(8)
Tax benefit	(3)	(2)	(6)	(5)
Other comprehensive income, net of tax	16	13	33	25
Balance at end of period	$(2,053)	$(2,005)	$(2,053)	$(2,005)
Total Accumulated other comprehensive loss	$(2,388)	$(2,475)	$(2,388)	$(2,475)

5.    Debt and Credit Facilities

	July 3, 2021	December 31, 2020
3.5% senior notes due 2023	$—	$323
4.0% senior notes due 2024	584	583
1.75% senior convertible notes due 2024	999	995
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	693	692
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	803	803
2.3% senior notes due 2030	892	892
2.75% senior notes due 2031	844	—
6.625% senior notes due 2037	37	37
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	92
Other long-term debt	11	18
	5,697	5,177
Adjustments for unamortized gains on interest rate swap terminations	(2)	(2)
Less: current portion	(9)	(12)
Long-term debt	$5,686	$5,163
On May 24, 2021, the Company issued $850 million of 2.75% senior notes due 2031. The Company recognized net proceeds of $844 million after debt issuance costs. A portion of these proceeds were then used to redeem $324 million in principal amount of its outstanding long-term debt for a purchase price of $341 million, excluding $3 million of accrued interest.

After accelerating the amortization of debt discounts and debt issuance costs, the Company recognized a loss of $18 million related to the redemption in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of July 3, 2021, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 3, 2021.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of July 3, 2021 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.2 billion for each of the periods ended July 3, 2021 and December 31, 2020. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 3, 2021, and the corresponding positions as of December 31, 2020:

	Notional Amount
Net Buy (Sell) by Currency	July 3, 2021	December 31, 2020
Euro	$173	$177
Canadian dollar	54	61
British pound	48	86
Chinese renminbi	(99)	(90)
Australian dollar	(89)	(88)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 3, 2021, all of the counterparties had investment grade credit ratings. As of July 3, 2021, the Company had $5 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of July 3, 2021 and December 31, 2020:

	Fair Values of Derivative Instruments
July 3, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	10
Total derivatives	$5	$11

	Fair Values of Derivative Instruments
December 31, 2020	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	14	3
Total derivatives	$14	$8
The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended July 3, 2021 and June 27, 2020:

	Financial Statement Location	Three Months Ended		Six Months Ended
Foreign Exchange Contracts		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Effective portion	Accumulated other comprehensive income	$(1)	$(11)	$3	$8
Forward points recognized	Other income (expense)	—	1	1	2
Undesignated derivatives recognized	Other income (expense)	(1)	12	(9)	(4)

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of July 3, 2021, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £125 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the six months ended July 3, 2021, the Company amortized $1 million of income from the excluded components through interest expense. During the three and six months ended June 27, 2020, the Company amortized $1 million and $2 million, respectively, of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net earnings before income taxes	$340	$176	$630	$401
Income tax expense	46	40	90	67
Effective tax rate	14%	23%	14%	17%
The effective tax rate for the three months ended July 3, 2021 of 14% was different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset by a tax benefit related to a partial release of $33 million of a valuation allowance recorded on the U.S. foreign tax credit carryforward. The effective tax rate for the six months ended July 3, 2021 of 14% was different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset by a tax benefit related to a partial release of $33 million of a valuation allowance recorded on the U.S foreign tax credit carryforward and the recognition of excess tax benefits of share-based compensation.
The effective tax rates for the three and six months ended June 27, 2020 of 23% and 17%, respectively, were different from the U.S. federal statutory tax rate of 21% due to state tax expense, offset by excess tax benefits on share-based compensation.
The effective tax rate for the three and six months ended July 3, 2021 of 14% was lower than the effective tax rates for the three and six months ended June 27, 2020 of 23% and 17%, respectively, primarily due to a tax benefit of $33 million related to a partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward.
8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	29	36	5	7	1	1
Expected return on plan assets	(59)	(56)	(25)	(22)	(2)	(3)
Amortization of:
Unrecognized net loss	17	14	4	4	—	1
Unrecognized prior service benefit	—	—	—	—	(2)	(4)
Net periodic pension benefits	$(13)	$(6)	$(16)	$(10)	$(3)	$(5)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	58	72	10	14	1	1
Expected return on plan assets	(118)	(112)	(50)	(42)	(5)	(5)
Amortization of:
Unrecognized net loss	34	29	8	7	1	2
Unrecognized prior service benefit	—	—	(1)	(1)	(3)	(7)
Net periodic pension benefits	$(26)	$(11)	$(32)	$(21)	$(6)	$(9)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Share-based compensation expense included in:
Costs of sales	$4	$4	$8	$9
Selling, general and administrative expenses	19	18	36	39
Research and development expenditures	8	9	16	21
Share-based compensation expense included in Operating earnings	31	31	60	69
Tax benefit	(2)	(5)	(8)	(11)
Share-based compensation expense, net of tax	$29	$26	$52	$58
Decrease in basic earnings per share	$(0.17)	$(0.15)	$(0.31)	$(0.34)
Decrease in diluted earnings per share	$(0.17)	$(0.15)	$(0.30)	$(0.33)
During the six months ended July 3, 2021, the Company granted 0.4 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $64 million, $15 million, and $10 million, respectively, and 0.2 million stock options and 0.2 million performance options (POs) with an aggregate grant-date fair value of $8 million and $10 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 3, 2021 and December 31, 2020 were as follows:

July 3, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$5	$5
Common stock	30	—	30
Liabilities:
Foreign exchange derivative contracts	$—	$11	$11

December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$14	$14
Common stock	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8
The Company had no Level 3 holdings as of July 3, 2021 or December 31, 2020.
At July 3, 2021 and December 31, 2020, the Company had $811 million and $448 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 3, 2021 and December 31, 2020 was $6.3 billion and $5.8 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Contract-specific discounting facility	$36	$54	$107	$98
Accounts receivable sales proceeds	8	34	8	58
Long-term receivables sales proceeds	30	29	84	70
Total proceeds from receivable sales	$74	$117	$199	$226
At July 3, 2021, the Company had retained servicing obligations for $931 million of long-term receivables, compared to $983 million at December 31, 2020. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $99 million at July 3, 2021, compared to $78 million at December 31, 2020.
During the three and six months ended July 3, 2021, the Company utilized a contract-specific receivable discounting facility which began during the six months ended June 27, 2020, resulting in accounts receivable sales of $36 million and $107 million, respectively. The proceeds of the Company's receivable sales are included in Operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

12.    Commitments and Contingencies
Legal Matters
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the “Court”) against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. The Court denied Hytera’s motion for a new trial on October 20, 2020. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As of the second quarter of 2021, the parties were unable to agree on a reasonable royalty rate. Therefore, the Court will set the rate. The issue is fully briefed by the parties and awaits the Court's determination.
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

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Products and Systems Integration	$1,198	$968	$2,213	$1,961
Software and Services	773	650	1,531	1,312
	$1,971	$1,618	$3,744	$3,273
Operating Earnings by Segment

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Products and Systems Integration	$139	$49	$216	$141
Software and Services	231	169	452	335
Operating earnings	370	218	668	476
Total other expense	(30)	(42)	(38)	(75)
Earnings before income taxes	$340	$176	$630	$401

14.    Reorganization of Business
2021 Charges
During the three months ended July 3, 2021, the Company recorded net reorganization of business charges of $9 million, including $6 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $9 million were charges of $12 million related to employee separation, partially offset by $3 million of reversals for accruals no longer needed.
During the six months ended July 3, 2021, the Company recorded net reorganization of business charges of $25 million, including $20 million of charges in Other charges and $5 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $25 million were charges of $30 million related to employee separation, partially offset by $5 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

July 3, 2021	Three Months Ended	Six Months Ended
Products and Systems Integration	$7	$19
Software and Services	2	6
	$9	$25
Reorganization of Businesses Accruals

January 1, 2021	Additional Charges	Adjustments	Amount Used	July 3, 2021
$79	$30	$(5)	$(56)	$48
Employee Separation Costs
At January 1, 2021, the Company had an accrual of $79 million for employee separation costs. The 2021 additional charges of $30 million represent severance costs for approximately 400 employees. The adjustment of $5 million reflects reversals for accruals no longer needed. The $56 million used reflects cash payments to severed employees. The remaining accrual of $48 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at July 3, 2021, is expected to be paid, primarily within one year, to approximately 1,000 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2020 Charges
During the three months ended June 27, 2020, the Company recorded net reorganization of business charges of $41 million, including $26 million of charges in Other charges and $15 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $41 million were charges of $46 million related to employee separation, partially offset by $5 million of reversals for accruals no longer needed.

During the six months ended June 27, 2020, the Company recorded net reorganization of business charges of $59 million, including $38 million of charges in Other charges and $21 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $59 million were charges of $68 million related to employee separation costs and $9 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

June 27, 2020	Three Months Ended	Six Months Ended
Products and Systems Integration	$33	$47
Software and Services	8	12
	$41	$59

15.    Intangible Assets and Goodwill
Subsequent to quarter end, on July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $297 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. This acquisition expands the Company's ability to combine video security and access control solutions within Video Security and Access Control to help support enterprise customers. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
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
On July 31, 2020, the Company acquired Pelco, a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates Motorola Solutions’ continued investment in Video Security and Access Control, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The Company recognized $35 million of goodwill, $30 million of identifiable intangible assets, and $42 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $23 million of customer relationships, $4 million of developed technology, and $3 million of trade names that will be amortized over a period of fifteen, two, and five years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such the final allocation between income tax accounts and goodwill may be subject to change.
On June 16, 2020, the Company acquired IndigoVision for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's Video Security and Access Control technology, providing enhanced geographical reach across a wider customer base. The Company recognized $18 million of goodwill, $22 million of identifiable intangible assets and $5 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $22 million of customer relationships that will be amortized over a period of eleven years. The business is a part of both the Products and Systems Integration and Software and Services segments. The purchase accounting was completed as of the second quarter of 2021.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	July 3, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$766	$245	$766	$210
Customer-related	1,354	777	1,335	685
Other intangibles	81	56	80	52
	$2,201	$1,078	$2,181	$947
Amortization expense on intangible assets was $58 million and $116 million for the three and six months ended July 3, 2021, respectively. Amortization expense on intangible assets was $51 million and $104 million for the three and six months ended June 27, 2020, respectively. As of July 3, 2021, annual amortization expense is estimated to be $209 million in 2021, $206 million in 2022, $108 million in 2023, $83 million in 2024, $73 million in 2025, and $69 million in 2026.
Amortized intangible assets were comprised of the following by segment:

	July 3, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$694	$154	$692	$129
Software and Services	1,507	924	1,489	818
	$2,201	$1,078	$2,181	$947
Goodwill
The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2021 to July 3, 2021:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2021	$1,019	$1,200	$2,219
Purchase accounting adjustments	(3)	(1)	(4)
Foreign currency	—	4	4
Balance as of July 3, 2021	$1,016	$1,203	$2,219

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and six months ended July 3, 2021 and June 27, 2020, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business; (b) the impact of the American Rescue Plan Act of 2021 on our business; (c) the impact of global economic and political conditions on our business; (d) the impact of acquisitions on our business; (e) market growth/contraction, demand, spending and resulting opportunities; (f) our continued ability to reduce our operating expenses; (g) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments; (h) the success of our business strategy and portfolio; (i) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs; (j) our ability and cost to repatriate funds; (k) the liquidity of our investments; (l) our ability to settle the principal amount of the Senior Convertible Notes (as defined below) in cash; (m) our ability to borrow and the amount available under our credit facilities; and (n) the adequacy of internal resources to fund expected working capital and capital expenditure requirements, contractual obligations, debt service requirements and other liquidity requirements associated with our operations; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; and (4) “Legal Proceedings,” about the outcome and effect of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
During the fourth quarter of 2020, the Company updated its revenue disaggregation presentation of major products and services to provide a more comprehensive view of technologies within our reporting segments. Accordingly, the Company now reports net sales in the following three major products and services (which we refer to as “technologies” in this Form 10-Q): Land Mobile Radio Mission Critical Communications (“LMR” or “LMR Mission Critical Communications”), Video Security and Access Control and Command Center Software. With the Company's acquisition of Openpath Security Inc. (“Openpath”) subsequent to quarter end on July 15, 2021, the Company renamed one of its three major products and services technologies from Video Security and Analytics to Video Security and Access Control to better align with its strategic growth initiatives. The change is to the name of the technology only and no financial information has been reclassified from previous periods presented or for the quarter ended July 3, 2021.
•LMR Mission Critical Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and Professional Commercial Radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
•Video Security and Access Control: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence-enabled analytics that enable visibility “on scene” and bring attention to what’s important.
•Command Center Software: Software suite that enables collaboration and seamless information sharing through the public safety workflow from 911 call to case closure.

Second Quarter Financial Results
•Net sales were $2.0 billion in the second quarter of 2021 compared to $1.6 billion in the second quarter of 2020.
•Operating earnings were $370 million in the second quarter of 2021 compared to $218 million in the second quarter of 2020.
•Net earnings attributable to Motorola Solutions, Inc. were $293 million, or $1.69 per diluted common share, in the second quarter of 2021, compared to $135 million, or $0.78 per diluted common share, in the second quarter of 2020.
•Operating cash flow increased $241 million to $758 million in the first half of 2021 compared to $517 million in the first half of 2020.
•We repurchased $272 million of common stock and paid $242 million in dividends in the first half of 2021.
COVID-19
In response to the COVID-19 pandemic, there have been a broad number of governmental and commercial actions taken to limit the spread of the virus, including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position.
We continue to abide by a number of measures in an effort to protect the health and well-being of our employees and customers, including encouraging office workers to work remotely, reducing employee travel, withdrawing from certain industry events, increasing the frequency of cleaning services, encouraging face coverings, and using thermal scanning. During the second quarter of 2021, we began to allow certain essential business travel to resume; however, we continue to carefully assess conditions on a geographical basis to determine when employees can safely return to our offices. We also facilitated the process for our employees in certain locations to receive the COVID-19 vaccine during the second quarter of 2021, as vaccines are distributed and administered throughout the U.S. and the global community. As conditions continue to fluctuate around the world, with both vaccine administration and the rates of new variants of COVID-19 (particularly the "delta variant") rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. We continue to monitor the daily evolution of the pandemic, including the spread of the delta variant, in order to ensure the health and safety of our employees remains our top priority. As of the date of this filing, we are following the U.S. Centers for Disease Control and Prevention guidance and state and location restrictions with respect to our U.S. employees, as well as guidance from corresponding international authorities with respect to our non-U.S. employees. With respect to our customers, we have continued to ensure customer continuity by fulfilling several emergency orders, completing remote software maintenance where possible, and continuing to service our mission-critical networks on-site as needed to ensure seamless operations. Our sales teams have also continued to improve virtual engagement with our customers. Additionally, our engineering teams have adapted our solutions offerings to equip our customers with the latest technology in an effort to protect their workplaces from the spread of COVID-19. Specifically, in Video Security and Access Control, we have adapted our software and hardware offerings to provide analytics addressing occupancy counting, face mask detection, and thermal detection capabilities.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of July 3, 2021. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint. In addition, our supply chain partners have been supportive and continue to work to fulfill the necessary service levels to the Company and its customers.
Although the COVID-19 pandemic continued to influence our activities in the second quarter of 2021, as described above, the negative impacts on our business from COVID-19 have begun to ease. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impacts on net sales and operating margin will be limited for the remainder of 2021. Within the Products and Systems Integration segment, we are encouraged by strong LMR backlog, and the resiliency of the Video Security and Access Control technology that experienced growth in the second quarter of 2021 and which we expect to continue to grow for the remainder of 2021. In addition, in March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 (the "ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We continue to evaluate the potential impact of the ARPA on our business and results of operations, although we anticipate that the ARPA will have a positive impact on our business and results of operations during the remainder of 2021 and beyond as we expect our governmental customers to receive funding from the ARPA.
Lastly, we evaluated whether there were any impairment indicators as of July 3, 2021, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the second quarter of 2021, we concluded our assets were fairly stated and recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center Software	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 3, 2021	% of Sales*	June 27, 2020	% of Sales*	July 3, 2021	% of Sales*	June 27, 2020	% of Sales*
Net sales from products	$1,094		$877		$2,027		$1,764
Net sales from services	877		741		1,717		1,509
Net sales	1,971		1,618		3,744		3,273
Costs of products sales	511	46.7%	413	47.1%	952	47.0%	812	46.0%
Costs of services sales	508	57.9%	439	59.2%	980	57.1%	908	60.2%
Costs of sales	1,019		852		1,932		1,720
Gross margin	952	48.3%	766	47.3%	1,812	48.4%	1,553	47.4%
Selling, general and administrative expenses	331	16.8%	297	18.4%	633	16.9%	638	19.5%
Research and development expenditures	181	9.2%	161	10.0%	361	9.6%	330	10.1%
Other charges	70	3.5%	90	5.6%	150	4.0%	109	3.3%
Operating earnings	370	18.8%	218	13.5%	668	17.8%	476	14.5%
Other income (expense):
Interest expense, net	(44)	(2.2)%	(58)	(3.6)%	(98)	(2.6)%	(109)	(3.3)%
Other, net	14	0.7%	16	1.0%	60	1.6%	34	1.0%
Total other expense	(30)	(1.5)%	(42)	(2.6)%	(38)	(1.0)%	(75)	(2.3)%
Net earnings before income taxes	340	17.3%	176	10.9%	630	16.8%	401	12.3%
Income tax expense	46	2.3%	40	2.5%	90	2.4%	67	2.0%
Net earnings	294	14.9%	136	8.4%	540	14.4%	334	10.2%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	0.1%	3	0.1%	2	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$293	14.9%	$135	8.3%	$537	14.3%	$332	10.1%
Earnings per diluted common share	$1.69		$0.78		$3.10		$1.90
* Percentages may not add due to rounding

Results of Operations—Three months ended July 3, 2021 compared to three months ended June 27, 2020
The results of operations for the second quarter of 2021 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
We use the following U.S. GAAP key financial performance measures to manage our business on a consolidated basis and by reporting segment, and to monitor and assess our results of operations:
•Net sales: a measure of our revenue for the current period.
•Operating earnings: a measure of our earnings from operations, before non-operating expenses and income taxes.
•Operating margins: a measure of our operating earnings as a percentage of total net sales.
Considered together, we believe these measures are strong indicators of our overall performance and our ability to create shareholder value. A discussion of our results of operations and financial condition follows.

	Three Months Ended
	July 3, 2021			June 27, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$869	$443	$1,312	$719	$374	$1,093
International	329	330	659	249	276	525
	$1,198	$773	$1,971	$968	$650	$1,618
Net sales by major products and services
LMR	$986	$545	$1,531	$836	$481	$1,317
Video Security and Access Control	212	94	306	132	52	184
Command Center Software	—	134	134	—	117	117
Total	$1,198	$773	$1,971	$968	$650	$1,618

Operating earnings	$139	$231	$370	$49	$169	$218
Operating margins	11.6%	29.9%	18.8%	5.1%	26.0%	13.5%
Net Sales
The Products and Systems Integration segment’s net sales represented 61% of our net sales in the second quarter of 2021 and 60% in the second quarter of 2020. The Software and Services segment’s net sales represented 39% of our net sales in the second quarter of 2021 and 40% in the second quarter of 2020.
Net sales increased $353 million, or 22%, in the second quarter of 2021 compared to the second quarter of 2020. The $230 million, or 24%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 21% in the North America region and an increase of 32% in the International region. The $123 million, or 19%, increase in net sales within the Software and Services segment was driven by an increase of 18% in the North America region and an increase of 20% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $38 million of revenue from acquisitions, driven by an increase in PCR, Video Security and Access Control and public safety LMR;
•an increase in the Software and Services segment, inclusive of $9 million of revenue from acquisitions, driven by an increase in LMR services, Video Security and Access Control and Command Center Software; and
•$66 million from favorable currency rates.
Regional results include:
•a 20% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software; and
•a 25% increase in the International region, inclusive of revenue from acquisitions, primarily driven by an increase in LMR, Video Security and Access Control and Command Center Software.
Products and Systems Integration
The 24% increase in the Products and Systems Integration segment was driven by the following:

•$150 million, or 18% growth in LMR, driven by both the North America and International regions;
•$80 million, or 60% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$32 million from favorable currency rates.
Software and Services
The 19% increase in the Software and Services segment was driven by the following:
•$64 million, or 13% growth in LMR services, driven by both the International and North America regions;
•$42 million, or 81% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$17 million, or 15% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$34 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020	% Change
Gross margin	$952	$766	24%
Gross margin was 48.3% of net sales in the second quarter of 2021 compared to 47.3% in the second quarter of 2020. The primary drivers of this increase were:
•higher gross margin in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales volume and reduced reorganization of business charges, partially offset by an increase in employee incentive costs; and
•higher gross margin within the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth and improved mix of service offerings, partially offset by an increase in employee incentive costs.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020	% Change
Selling, general and administrative expenses	$331	$297	11%
SG&A expenses increased 11% in the second quarter of 2021 compared to the second quarter of 2020. SG&A expenses were 16.8% of net sales in the second quarter of 2021 compared to 18.4% of net sales in the second quarter of 2020. The increase in SG&A expenses was primarily due to higher employee incentive costs, higher expenses associated with acquired businesses and higher travel expenses.
Research and Development Expenditures

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020	% Change
Research and development expenditures	$181	$161	12%
R&D expenditures increased 12% in the second quarter of 2021 compared to the second quarter of 2020 primarily due to higher employee incentive costs and higher expenses associated with acquired businesses. R&D expenditures decreased to 9.2% of net sales in the second quarter of 2021 compared to 10.0% of net sales in the second quarter of 2020.
Other Charges

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Other charges	$70	$90
Other charges decreased by $20 million in the second quarter of 2021 compared to the second quarter of 2020. The change was driven primarily by the following:

•$6 million of net reorganization business charges in the second quarter of 2021 compared to $26 million of net reorganization business charges in the second quarter of 2020 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q);
•no fixed asset impairments in the second quarter of 2021 compared to $5 million of fixed asset impairments in the second quarter of 2020;
•$3 million of losses on legal settlements in the second quarter of 2021 compared to $7 million of losses on legal settlements in the second quarter of 2020; and
•partially offset by $58 million of intangible asset amortization expense in the second quarter of 2021 compared to $51 million of intangible asset amortization expense in the second quarter of 2020.
Operating Earnings

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Operating earnings from Products and Systems Integration	$139	$49
Operating earnings from Software and Services	231	169
Operating earnings	$370	$218
Operating earnings increased $152 million, or 70%, in the second quarter of 2021 compared to the second quarter of 2020. The increase in Operating earnings was due to:
•$90 million increase in the Products and Systems Integration segment, driven by higher sales and gross margin, lower reorganization of business charges and improved operating leverage, partially offset by higher employee incentive costs and higher expenses associated with acquired businesses; and
•$62 million increase in the Software and Services segment, driven by higher sales and gross margin contribution, lower reorganization of business charges and improved operating leverage, partially offset by higher employee incentive costs and higher expenses associated with acquired businesses.
Interest Expense, net

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Interest expense, net	$(44)	$(58)
The $14 million decrease in interest expense, net in the second quarter of 2021 compared to the second quarter of 2020 was a result of the reversal of a non-cash interest accrual related to an international tax audit and lower interest rates on debt outstanding for the three months ended July 3, 2021 compared to the three months ended June 27, 2020.
Other, net

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Other, net	$14	$16
The $2 million decrease in Other, net in the second quarter of 2021 compared to the second quarter of 2020 was primarily driven by:
•$18 million loss on extinguishment of long-term debt in the second quarter of 2021;
•$1 million loss on derivatives in the second quarter of 2021 compared to a $12 million gain on derivatives in the second quarter of 2020; partially offset by
•$31 million of net periodic pension and postretirement benefit in the second quarter of 2021 compared to $19 million of net periodic pension and postretirement benefit in the second quarter of 2020; and
•$6 million of foreign currency losses in the second quarter of 2021 compared to $21 million of foreign currency losses in the second quarter of 2020.

Effective Tax Rate

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020
Income tax expense	$46	$40
Income tax expense increased by $6 million in the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in pretax earnings offset by a tax benefit of $33 million due to a partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward, resulting in an effective tax rate of 14%. Our effective tax rate for the three months ended July 3, 2021 was lower than the effective tax rate for the three months ended June 27, 2020 of 23%, primarily due to a tax benefit of $33 million related to a partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward.

Results of Operations—Six months ended July 3, 2021 compared to Six months ended June 27, 2020

	Six Months Ended
	July 3, 2021			June 27, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$1,611	$886	$2,497	$1,467	$742	$2,209
International	602	645	1,247	494	570	1,064
	$2,213	$1,531	$3,744	$1,961	$1,312	$3,273
Net sales by major products and services
LMR	$1,836	$1,095	$2,931	$1,696	$970	$2,666
Video Security and Access Control	377	182	559	265	119	384
Command Center Software	—	254	254	—	223	223
Total	$2,213	$1,531	$3,744	$1,961	$1,312	$3,273

Operating earnings	216	452	668	141	335	476
Operating margins	9.8%	29.5%	17.8%	7.2%	25.5%	14.5%
Net Sales
The Products and Systems Integration segment's net sales represented 59% of our net sales in the first half of 2021 and 60% in the first half of 2020. Net sales from the Software and Services segment represented 41% of our net sales in the first half of 2021 and 40% in the first half of 2020.
Net sales increased $471 million, or 14%, in the first half of 2021 compared to the first half of 2020. The $252 million, or 13%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 10% in the North America region and an increase of 22% in the International region. The $219 million, or 17%, increase in net sales within the Software and Services segment was driven by an increase of 19% in the North America region and an increase of 13% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $73 million of revenue from acquisitions, driven by an increase in Video Security and Access Control, PCR and public safety LMR;
•an increase in Software and Services, inclusive of $23 million of revenue from acquisitions, driven by an increase in LMR services, Video Security and Access Control and Command Center Software; and
•$98 million from favorable currency rates.
Regional results include:
•a 13% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software; and
•a 17% increase in the International region, inclusive of revenue from acquisitions, primarily driven by an increase in LMR, Video Security and Access Control and Command Center Software.
Products and Systems Integration
The 13% increase in the Products and Systems Integration segment was driven by the following:

•$140 million, or 8% growth in LMR as well as revenue from acquisitions, driven by both the North America and International regions;
•$112 million, or 42% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$47 million from favorable currency rates.
Software and Services
The 17% increase in the Software and Services segment was driven by the following:
•$125 million, or 13% growth in LMR services, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$63 million, or 53% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$31 million, or 14% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$51 million from favorable currency rates.
Gross Margin

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	% Change
Gross margin	$1,812	$1,553	17%
Gross margin was 48.4% of net sales in the first half of 2021 compared to 47.4% in the first half of 2020. The primary drivers of this increase were:
•higher gross margin within the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth and improved mix of service offerings, partially offset by higher employee incentive costs; and
•higher gross margin in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales volume and reduced reorganization of business charges, partially offset by an increase in employee incentive costs.
Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	% Change
Selling, general and administrative expenses	$633	$638	(1)%
SG&A expenses decreased 1% in the first half of 2021 compared to the first half of 2020. SG&A expenses were 16.9% of net sales in the first half of 2021 compared to 19.5% of net sales in the first half of 2020. The decrease in SG&A expenses was primarily due to lower third party expenses, lower Hytera-related legal expenses, lower share-based compensation expenses and lower travel expenses. The overall reduction in SG&A expenses was partially offset by higher employee incentive costs and higher expenses associated with acquired businesses.
Research and Development Expenditures

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	% Change
Research and development expenditures	$361	$330	9%
R&D expenditures increased 9% in the first half of 2021 compared to the first half of 2020 primarily due to higher employee incentive costs and higher expenses associated with acquired businesses. R&D expenditures decreased to 9.6% of net sales in the first half of 2021 compared to 10.1% of net sales in the first half of 2020.
Other Charges

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Other charges	$150	$109

Other charges increased by $41 million in the first half of 2021 compared to the first half of 2020. The change was driven primarily by the following:
•a $50 million gain on the sale of property, plant and equipment in the first half of 2020 that did not recur in the first half of 2021;
•$116 million of intangible asset amortization expense in the first half of 2021 compared to $104 million of intangible asset amortization expense in the first half of 2020;
•$7 million of operating lease asset impairments in the first half of 2021; partially offset by
•$20 million of net reorganization business charges in the first half of 2021 compared to $38 million in the first half of 2020 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q); and
•$3 million of losses on legal settlements in the first half of 2021 compared to $9 million of losses on legal settlements in the first half of 2020.
Operating Earnings

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Operating earnings from Products and Systems Integration	$216	$141
Operating earnings from Software and Services	452	335
Operating earnings	$668	$476
Operating earnings increased $192 million, or 40%, in the first half of 2021 compared to the first half of 2020. The increase in Operating earnings was due to:
•$117 million increase in the Software and Services segment, driven by higher sales and gross margin contribution due to improved mix of service offerings, lower reorganization of business charges, lower share-based compensation expenses and improved operating leverage, partially offset by higher employee incentive costs and higher expenses associated with acquired businesses; and
•$75 million increase in the Products and Systems Integration segment, primarily driven by higher gross margin due to increased sales volume, lower reorganization of business charges, lower third party expenses, lower Hytera-related legal expenses and lower travel expenses, partially offset by a $50 million gain on the sale of property, plant and equipment in the first half of 2020 that did not recur in the first half of 2021 and higher employee incentive costs and higher expenses associated with acquired businesses.
Interest Expense, net

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Interest expense, net	$(98)	$(109)
The $11 million decrease in net interest expense in the first half of 2021 compared to the first half of 2020 was a result of the reversal of a non-cash interest accrual related to an international tax audit, lower interest rates on debt outstanding and lower average debt outstanding for the six months ended July 3, 2021 compared to the six months ended June 27, 2020.
Other, net

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Other, net	$60	$34
The $26 million increase in Other, net in the first half of 2021 compared to the first half of 2020 was primarily driven by:
•$60 million of net periodic pension and postretirement benefit in the first half of 2021 compared to $39 million of net periodic pension and postretirement benefit in the first half of 2020;
•$8 million of foreign currency gains in the first half of 2021 compared to $3 million of foreign currency losses in the first half of 2020;
•$13 million of gains related to fair value adjustments to equity investments in the first half of 2021 compared to $5 million of gains related to fair value adjustments to equity investments in the first half of 2020; and
•partially offset by an $18 million loss on the extinguishment of long-term debt in the first half of 2021.

Effective Tax Rate

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020
Income tax expense	$90	$67
Income tax expense increased by $23 million in the first half of 2021 compared to first half of 2020, primarily due to an increase in pretax earnings offset by a $33 million tax benefit due to a partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward, resulting in an effective tax rate of 14%. Our effective tax rate for the six months ended July 3, 2021 was lower than the effective tax rate for the six months ended June 27, 2020 of 17%, primarily due to a tax benefit of $33 million related to a partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward.

Reorganization of Business
During the second quarter of 2021, we recorded net reorganization of business charges of $9 million, including $6 million of charges recorded within Other charges and $3 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $9 million were charges of $12 million related to employee separation costs, partially offset by $3 million of reversals for accruals no longer needed.
During the first half of 2021, we recorded net reorganization of business charges of $25 million, including $20 million of charges recorded within Other charges and $5 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $25 million were charges of $30 million related to employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
During the second quarter of 2020, we recorded net reorganization of business charges of $41 million, including $26 million of charges in Other charges and $15 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $41 million were charges of $46 million related to employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.
During the first half of 2020, we recorded net reorganization of business charges of $59 million, including $38 million of charges in Other charges and $21 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $59 million were charges of $68 million related to employee separation costs, partially offset by $9 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Products and Systems Integration	$7	$33	$19	$47
Software and Services	2	8	6	12
	$9	$41	$25	$59
Cash payments for employee severance in connection with the reorganization of business plans were $56 million in the first half of 2021 and $41 million in the first half of 2020. The reorganization of business accrual at July 3, 2021 was $48 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows provided by (used for):
Operating activities	$758	$517
Investing activities	(114)	(141)
Financing activities	30	(17)
Effect of exchange rates on cash and cash equivalents	(7)	(19)
Increase (decrease) in cash and cash equivalents	$667	$340
Cash and Cash Equivalents
At July 3, 2021, $1.3 billion of the $1.9 billion cash and cash equivalents balance was held in the U.S. and $567 million was held in other countries, with $228 million held in the United Kingdom.

Operating Activities
The increase in cash flows provided by operating activities from the first half of 2020 to the first half of 2021 was driven primarily by an increase in earnings as a result of increased sales volume and improved working capital, partially offset by higher income tax payments.
Investing Activities
The decrease in cash flows used for investing activities from the first half of 2020 to the first half of 2021 was primarily due to:
•$93 million decrease in cash used for acquisitions and investments; partially offset by a
•$50 million decrease in the proceeds from the sale of property, plant and equipment driven by the sale of a European manufacturing facility in the first half of 2020; and
•$12 million increase in capital expenditures due to higher payments for the Airwave and ESN networks.
Financing Activities
The increase in cash flows provided by financing activities in the first half of 2021 as compared to the cash used for financing activities in the first half of 2020 was primarily driven by (also see further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$64 million decrease in share repurchases in the first half of 2021 compared to the first half of 2020;
•$844 million of net proceeds from the issuance of debt in the first half of 2021 compared to $800 million of proceeds received from the draw on our revolving credit facility during the first half of 2020;
•partially offset by $348 million of repayments of debt in the first half of 2021 compared to $300 million of repayments on the revolving credit facility and $8 million of repayments of debt in the first half of 2020; and
•$24 million increase in the payment of dividends in the first half of 2021 compared to the first half of 2020.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Contract-specific discounting facility	$36	$54	$107	$98
Accounts receivable sales proceeds	8	34	$8	$58
Long-term receivables sales proceeds	30	29	84	70
Total proceeds from receivable sales	$74	$117	$199	$226
During the three and six months ended July 3, 2021, we utilized a contract-specific receivable discounting facility which began during the six months ended June 27, 2020, resulting in accounts receivable sales of $36 million and $107 million, respectively. The proceeds of our receivable sales are included in Operating activities within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $5.7 billion and $5.2 billion, including the current portions of $9 million and $12 million, at July 3, 2021 and December 31, 2020, respectively.
On May 24, 2021, we issued $850 million of 2.75% senior notes due 2031. We recognized net proceeds of $844 million after debt issuance costs. A portion of these proceeds were then used to redeem $324 million in principal amount of our outstanding long-term debt for a purchase price of $341 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, we recognized a loss of $18 million related to the redemption in Other, net within Other income (expense) in our Condensed Consolidated Statements of Operations.
On March 24, 2021, we entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 3, 2021.

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
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of July 3, 2021 we had no outstanding debt under the commercial paper program.
We believe that we have adequate internal resources available to fund expected working capital and capital expenditure requirements, contractual obligations, debt service requirements and other liquidity requirements associated with our operations for at least the next twelve months and the reasonably foreseeable future thereafter, as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate funds from foreign jurisdictions, cash provided by operations, as well as liquidity provided by our commercial paper program backed by the 2021 Motorola Solutions Credit Agreement. Refer also to the “COVID-19” section in this Part I, Item 2 of this Form 10-Q for a discussion of the impact of COVID-19 on our liquidity.
Share Repurchase Program
During the three and six months ended July 3, 2021, we paid an aggregate of $102 million and $272 million, respectively, including transaction costs, to repurchase approximately 0.5 million and 1.5 million shares at an average price of $206.85 and $186.08 per share. During the three months ended July 3, 2021, the Board of Directors approved a $2.0 billion increase to the share repurchase program. As of July 3, 2021, the Company had used approximately $13.6 billion of the share repurchase authority to repurchase shares, leaving $2.4 billion of authority available for future repurchases.
Dividends
During the second quarter of 2021 we paid $121 million in cash dividends to holders of our common stock. During the first half of 2021 we paid $242 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $120 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $99 million at July 3, 2021, compared to $78 million at December 31, 2020.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the six months ended July 3, 2021. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 3, 2021.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
03/31/2021 to 04/28/2021	—	$—	—	$478,763,100
04/29/2021 to 05/26/2021	171,681	$199.59	171,681	$2,444,497,493
05/27/2021 to 06/30/2021	319,904	$210.74	319,904	$2,377,079,371
Total	491,585	$206.85	491,585

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 3, 2021, the Company had used approximately $13.6 billion, including transaction costs, to repurchase shares, leaving $2.4 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits
Exhibit 10.1 listed in this Part II, Item 6 of this Form 10-Q is a management contract or compensatory plan or arrangement.

Exhibit No.	Exhibit
*10.1
Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption "How our Directors are Compensated" of the Motorola Solutions, Inc.’s Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Shareholders filed on April 1, 2021).

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
August 5, 2021