Form 10-Q
period 2021-10-02
Motorola Solutions, Inc.
filed 2021-11-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of October 15, 2021 was 168,897,488.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales from products	$1,221	$1,044	$3,250	$2,807
Net sales from services	886	824	2,601	2,334
Net sales	2,107	1,868	5,851	5,141
Costs of products sales	559	487	1,516	1,325
Costs of services sales	503	472	1,478	1,354
Costs of sales	1,062	959	2,994	2,679
Gross margin	1,045	909	2,857	2,462
Selling, general and administrative expenses	351	313	985	951
Research and development expenditures	183	175	545	505
Other charges	60	69	209	178
Operating earnings	451	352	1,118	828
Other income (expense):
Interest expense, net	(56)	(58)	(154)	(167)
Loss on sales of investments and businesses, net	—	(1)	—	(1)
Other, net	10	(42)	70	(8)
Total other expense	(46)	(101)	(84)	(176)
Net earnings before income taxes	405	251	1,034	652
Income tax expense	97	45	186	112
Net earnings	308	206	848	540
Less: Earnings attributable to non-controlling interests	1	1	4	3
Net earnings attributable to Motorola Solutions, Inc.	$307	$205	$844	$537
Earnings per common share:
Basic	$1.81	$1.21	$4.98	$3.16
Diluted	$1.76	$1.18	$4.87	$3.08
Weighted average common shares outstanding:
Basic	169.2	169.7	169.3	170.1
Diluted	174.1	173.5	173.4	174.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net earnings	$308	$206	$848	$540
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(44)	30	(19)	(30)
Defined benefit plans	16	12	49	37
Total other comprehensive income (loss), net of tax	(28)	42	30	7
Comprehensive income	280	248	878	547
Less: Earnings attributable to non-controlling interests	1	1	4	3
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$279	$247	$874	$544
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	October 2, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,653	$1,254
Accounts receivable, net	1,196	1,390
Contract assets	1,030	933
Inventories, net	604	508
Other current assets	252	242
Total current assets	4,735	4,327
Property, plant and equipment, net	1,021	1,022
Operating lease assets	405	468
Investments	214	158
Deferred income taxes	934	966
Goodwill	2,449	2,219
Intangible assets, net	1,134	1,234
Other assets	530	482
Total assets	$11,422	$10,876
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$6	$12
Accounts payable	620	612
Contract liabilities	1,538	1,554
Accrued liabilities	1,265	1,311
Total current liabilities	3,429	3,489
Long-term debt	5,687	5,163
Operating lease liabilities	321	402
Other liabilities	2,233	2,363
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 10/2/21—170.0; 12/31/20—170.2
Outstanding shares: 10/2/21—169.1; 12/31/20—169.4
Additional paid-in capital	950	759
Retained earnings	1,201	1,127
Accumulated other comprehensive loss	(2,416)	(2,446)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(263)	(558)
Non-controlling interests	15	17
Total stockholders’ equity (deficit)	(248)	(541)
Total liabilities and stockholders’ equity (deficit)	$11,422	$10,876
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				244	1
Other comprehensive income			36
Issuance of common stock and stock options exercised	1.4	44
Share repurchase program	(1.0)			(170)
Share-based compensation expenses		29
Dividends declared $0.71 per share				(121)
Balance as of April 3, 2021	170.6	$834	$(2,410)	$1,080	$18
Net earnings				293	1
Other comprehensive income			22
Issuance of common stock and stock options exercised	0.2	14
Share repurchase program	(0.5)			(102)
Share-based compensation expenses		31
Dividends declared $0.71 per share				(120)
Dividends paid to non-controlling interest on subsidiary common stock					(5)
Balance as of July 3, 2021	170.3	$879	$(2,388)	$1,151	$14
Net earnings				307	1
Other comprehensive loss			(28)
Issuance of common stock and stock options exercised	0.3	39
Share repurchase program	(0.6)			(137)
Share-based compensation expenses		34
Dividends declared $0.71 per share				(120)
Balance as of October 2, 2021	170.0	$952	$(2,416)	$1,201	$15
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				197	1
Other comprehensive loss			(126)
Issuance of common stock and stock options exercised	1.3	5
Share repurchase program	(1.6)			(253)
Share-based compensation expenses		38
Dividends declared $0.64 per share				(109)
Balance as of March 28, 2020	170.7	$544	$(2,566)	$1,074	$18
Net earnings				135	1
Other comprehensive income			91
Issuance of common stock and stock options exercised	0.6	53
Share repurchase program	(0.6)			(83)
Share-based compensation expenses		31
Dividends declared $0.64 per share				(109)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 27, 2020	170.7	$628	$(2,475)	$1,017	$15
Net earnings				205	1
Other comprehensive income			42
Issuance of common stock and stock options exercised	0.4	10
Share repurchase program	(0.7)			(105)
Share-based compensation expenses		31
Dividends declared $0.64 per share				(109)
Balance as of September 26, 2020	170.4	$669	$(2,433)	$1,008	$16
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Operating
Net earnings	$848	$540
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	325	300
Non-cash other income	(6)	(28)
Share-based compensation expenses	94	100
Loss on sales of investments and businesses, net	—	1
Loss from the extinguishment of long-term debt	18	56
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	189	312
Inventories	(99)	2
Other current assets and contract assets	(136)	(1)
Accounts payable, accrued liabilities, and contract liabilities	(39)	(379)
Other assets and liabilities	(62)	(18)
Deferred income taxes	2	24
Net cash provided by operating activities	1,134	909
Investing
Acquisitions and investments, net	(360)	(282)
Proceeds from sales of investments and businesses, net	4	8
Capital expenditures	(175)	(151)
Proceeds from sales of property, plant and equipment	6	56
Net cash used for investing activities	(525)	(369)
Financing
Net proceeds from issuance of debt	844	892
Repayments of debt	(351)	(911)
Proceeds from revolving credit facility draw	—	800
Repayment of revolving credit facility draw	—	(600)
Revolving credit facility renewal fees	(7)	—
Issuances of common stock	99	59
Purchases of common stock	(397)	(441)
Payments of dividends	(362)	(327)
Payments of dividends to non-controlling interests	(5)	(4)
Net cash used for financing activities	(179)	(532)
Effect of exchange rate changes on total cash and cash equivalents	(31)	(2)
Net increase in total cash and cash equivalents	399	6
Cash and cash equivalents, beginning of period	1,254	1,001
Cash and cash equivalents, end of period	$1,653	$1,007
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$155	$178
Income and withholding taxes, net of refunds	$230	$90
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of October 2, 2021 and for the three and nine months ended October 2, 2021 and September 26, 2020 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of the operating results to be expected for the full year.
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
Change in Presentation
As further described in the Form 10-K, during the fourth quarter of 2020, the Company updated its revenue disaggregation presentation of major products and services to provide a more comprehensive view of technologies within the Company's reporting segments. Accordingly, the Company now reports net sales in the following three major products and services (which the Company refers to as “technologies” in this Quarterly Report on Form 10-Q (this “Form 10-Q”)): Land Mobile Radio Mission Critical Communications (“LMR” or “LMR Mission Critical Communications”), Video Security and Access Control, and Command Center Software. With the Company's acquisition of Openpath Security Inc. (“Openpath”) on July 15, 2021, the Company renamed one of its three major products and services technologies from Video Security and Analytics to Video Security and Access Control to better align with its strategic growth initiatives. The change is to the name of the technology only and no financial information has been reclassified from previous periods presented or for the quarter ended October 2, 2021.
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
Recent Acquisitions
Subsequent to quarter end, on October 29, 2021, the Company acquired Envysion, Inc. ("Envysion"), a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy as a global leader in end-to-end video security solutions within Video Security and Access Control. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and nine months ended October 2, 2021 and September 26, 2020, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	October 2, 2021			September 26, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$992	$457	$1,449	$863	$405	$1,268
International	333	325	658	300	300	600
	$1,325	$782	$2,107	$1,163	$705	$1,868

Major Products and Services:
LMR	$1,111	$547	$1,658	$989	$510	$1,499
Video Security and Access Control	214	102	316	174	77	251
Command Center Software	—	133	133	—	118	118
	$1,325	$782	$2,107	$1,163	$705	$1,868

Customer Types:
Direct	$838	$703	$1,541	$733	$637	$1,370
Indirect	487	79	566	430	68	498
	$1,325	$782	$2,107	$1,163	$705	$1,868

	Nine Months Ended
	October 2, 2021			September 26, 2020
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$2,603	$1,343	$3,946	$2,330	$1,146	$3,476
International	935	970	1,905	794	871	1,665
	$3,538	$2,313	$5,851	$3,124	$2,017	$5,141

Major Products and Services:
LMR	$2,948	$1,642	$4,590	$2,685	$1,480	$4,165
Video Security and Access Control	590	284	874	439	196	635
Command Center Software	—	387	387	—	341	341
	$3,538	$2,313	$5,851	$3,124	$2,017	$5,141

Customer Types:
Direct	$2,148	$2,099	$4,247	$2,008	$1,869	$3,877
Indirect	1,390	214	1,604	1,116	148	1,264
	$3,538	$2,313	$5,851	$3,124	$2,017	$5,141

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of October 2, 2021 was $7.1 billion. A total of $3.6 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of October 2, 2021, of which $1.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $3.5 billion was from Software and Services performance obligations that were not yet satisfied as of October 2, 2021. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.5 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	October 2, 2021	December 31, 2020
Accounts receivable, net	$1,196	$1,390
Contract assets	1,030	933
Contract liabilities	1,538	1,554
Non-current contract liabilities	309	283
Revenue recognized during the three months ended October 2, 2021 which was previously included in Contract liabilities as of July 3, 2021 was $472 million, compared to $349 million of revenue recognized during the three months ended September 26, 2020 which was previously included in Contract liabilities as of June 27, 2020. Revenue recognized during the nine months ended October 2, 2021 which was previously included in Contract liabilities as of December 31, 2020 was $946 million, compared to $807 million recognized during the nine months ended September 26, 2020 which was previously included in Contract liabilities as of December 31, 2019. Revenue of $2 million and $15 million was reversed during the three and nine months ended October 2, 2021, respectively, related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $12 million and $48 million of reversals for the three and nine months ended September 26, 2020, respectively.
There were no material expected credit losses recorded on contract assets during each of the three and nine months ended October 2, 2021 and September 26, 2020.
Contract Cost Balances

(In millions)	October 2, 2021	December 31, 2020
Current contract cost assets	$26	$23
Non-current contract cost assets	113	105
Amortization of non-current contract cost assets was $12 million and $37 million for the three and nine months ended October 2, 2021, respectively, and $13 million and $35 million for the three and nine months ended September 26, 2020, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Lease expense:
Operating lease cost	$34	$34	$101	$101
Finance lease cost
Amortization of right-of-use assets	2	3	8	9
Interest on lease liabilities	—	—	—	1
Total finance lease cost	2	3	8	10

Short-term lease cost	—	1	2	2
Variable cost	9	10	27	27
Sublease income	(2)	(2)	(4)	(4)
Net lease expense	$43	$46	$134	$136

Lease Assets and Liabilities

(in millions)	Statement Line Classification	October 2, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$405	$468
Finance lease assets	Property, plant, and equipment, net	19	30
		$424	$498
Current liabilities:
Operating lease liabilities	Accrued liabilities	$125	$126
Finance lease liabilities	Current portion of long-term debt	6	11
		$131	$137
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$321	$402
Finance lease liabilities	Long-term debt	1	5
		$322	$407
Other Information Related to Leases

	Nine Months Ended
(in millions)	October 2, 2021	September 26, 2020
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$124	$116
Net cash used for operating activities related to finance leases	—	1
Net cash used for financing activities related to finance leases	9	9
Assets obtained in exchange for lease liabilities:
Operating leases	$31	$64

	October 2, 2021	December 31, 2020
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	2
Weighted average discount rate:
Operating leases	3.16%	3.30%
Finance leases	4.09%	4.21%
Future Lease Payments

	October 2, 2021
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$20	$2	$22
2022	134	4	138
2023	80	1	81
2024	66	—	66
2025	52	—	52
Thereafter	141	—	141
Total lease payments	493	7	500
Less: interest	47	—	47
Present value of lease liabilities	$446	$7	$453

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Other charges:
Intangibles amortization (Note 15)	$56	$54	$172	$158
Reorganization of business (Note 14)	2	10	22	48
Operating lease asset impairments	—	—	7	—
Acquisition-related transaction fees	2	5	6	8
Losses on legal settlements	—	—	3	9
Fixed asset impairment	—	—	—	5
Gain on sale of property, plant and equipment	—	—	—	(50)
Other	—	—	(1)	—
	$60	$69	$209	$178
During the nine months ended October 2, 2021, the Company recognized $7 million of operating lease asset impairments relating to the consolidation of acquired U.S. manufacturing and distribution facilities. This loss has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.
During the nine months ended September 26, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe. This gain has been recognized in Other charges in the Company's Condensed Consolidated Statements of Operations.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest income (expense), net:
Interest expense	$(58)	$(60)	$(160)	$(175)
Interest income	2	2	6	8
	$(56)	$(58)	$(154)	(167)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$31	$20	$91	$60
Loss from the extinguishment of long-term debt (Note 5)	—	(56)	(18)	(56)
Foreign currency gain (loss)	5	(15)	13	(19)
Gain (loss) on derivative instruments	(10)	10	(19)	6
Gains on equity method investments	1	1	5	1
Fair value adjustments to equity investments	(18)	(4)	(5)	1
Other	1	2	3	(1)
	$10	$(42)	$70	$(8)
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic earnings per common share:
Earnings	$307	$205	$844	$537
Weighted average common shares outstanding	169.2	169.7	169.3	170.1
Per share amount	$1.81	$1.21	$4.98	$3.16
Diluted earnings per common share:
Earnings	$307	$205	$844	$537
Weighted average common shares outstanding	169.2	169.7	169.3	170.1
Add effect of dilutive securities:
Share-based awards	4.3	3.8	3.9	4.2
1.75% senior convertible notes	0.6	—	0.2	—
Diluted weighted average common shares outstanding	174.1	173.5	173.4	174.3
Per share amount	$1.76	$1.18	$4.87	$3.08
In the computation of diluted earnings per common share for the nine months ended October 2, 2021, the assumed exercise of 0.2 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended September 26, 2020, the assumed exercise of 0.5 million options, including 0.2 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive. For the nine months ended September 26, 2020, the assumed exercise of 0.4 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.

As of October 2, 2021, the Company had $1.0 billion of 1.75% Senior Convertible Notes outstanding which mature on September 15, 2024 ("Senior Convertible Notes"). The notes became fully convertible as of September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. In the event of conversion, the Company intends to settle the principal amount of the Senior Convertible Notes in cash. Because of the Company’s intention to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the period ended October 2, 2021. The Company included the number of shares that would be issuable upon conversion (under the treasury stock method of accounting for share dilution) in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended October 2, 2021. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of October 2, 2021 was $188 million.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	October 2, 2021	December 31, 2020
Accounts receivable	$1,267	$1,465
Less allowance for credit losses	(71)	(75)
	$1,196	$1,390
Inventories, Net
Inventories, net, consist of the following:

	October 2, 2021	December 31, 2020
Finished goods	$251	$271
Work-in-process and production materials	484	360
	735	631
Less inventory reserves	(131)	(123)
	$604	$508
Other Current Assets
Other current assets consist of the following:

	October 2, 2021	December 31, 2020
Current contract cost assets (Note 2)	$26	$23
Tax-related deposits	44	52
Other	182	167
	$252	$242
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	October 2, 2021	December 31, 2020
Land	$5	$6
Leasehold improvements	474	439
Machinery and equipment	2,390	2,276
	2,869	2,721
Less accumulated depreciation	(1,848)	(1,699)
	$1,021	$1,022
Depreciation expense for both the three months ended October 2, 2021 and September 26, 2020 was $49 million. Depreciation expense for the nine months ended October 2, 2021 and September 26, 2020 was $153 million and $142 million, respectively.

Investments
Investments consist of the following:

	October 2, 2021	December 31, 2020
Common stock	$67	$19
Strategic investments, at cost	41	46
Company-owned life insurance policies	81	77
Equity method investments	25	16
	$214	$158
On July 16, 2021, the Company paid $50 million for equity securities of NewHold Investment Corp. ("NHIC"), a special purpose acquisition company (SPAC) that completed a business combination with Evolv Technologies, Inc. After the business combination, NHIC was renamed “Evolv Technologies Holdings, Inc.” (together with its subsidiaries, “Evolv”). Evolv is a global leader in weapons detection security screening. The equity securities are carried at fair value with changes in fair value recorded in Other, net within Other income (expense). During the three months ended October 2, 2021, the Company recognized a loss of $20 million in Other income (expense) related to a decrease in the fair value of the investment.
Other Assets
 Other assets consist of the following:

	October 2, 2021	December 31, 2020
Defined benefit plan assets	$348	$283
Non-current contract cost assets (Note 2)	113	105
Other	69	94
	$530	$482
Accrued Liabilities
Accrued liabilities consist of the following:

	October 2, 2021	December 31, 2020
Compensation	$264	$291
Tax liabilities	107	147
Dividend payable	120	120
Trade liabilities	185	164
Operating lease liabilities (Note 3)	125	126
Other	464	463
	$1,265	$1,311
Other Liabilities
Other liabilities consist of the following:

	October 2, 2021	December 31, 2020
Defined benefit plans	$1,465	$1,578
Non-current contract liabilities (Note 2)	309	283
Deferred income taxes	170	180
Other	289	322
	$2,233	$2,363
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three and nine months ended October 2, 2021, the Company repurchased approximately 0.6 million and 2.0 million shares at an average price of $234.18 and $199.88 per share for an aggregate of $137 million and $409 million, respectively, including transaction costs. The Company paid $125 million and $397 million to settle share repurchases during the three and nine months ended October 2, 2021, respectively. In May of 2021, the Board of Directors approved a $2.0 billion increase to the share repurchase program. As of October 2, 2021, the Company had $2.2 billion of authority available for future repurchases.

Payment of Dividends: During the three months ended October 2, 2021 and September 26, 2020, the Company paid $120 million and $109 million, respectively, in cash dividends to holders of its common stock. During the nine months ended October 2, 2021 and September 26, 2020, the Company paid $362 million and $327 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $120 million in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(335)	$(470)	$(360)	$(410)
Other comprehensive income (loss) before reclassification adjustment	(47)	34	(24)	(27)
Tax benefit (expense)	3	(4)	5	(3)
Other comprehensive income (loss), net of tax	(44)	30	(19)	(30)
Balance at end of period	$(379)	$(440)	$(379)	$(440)
Defined Benefit Plans:
Balance at beginning of period	$(2,053)	$(2,005)	$(2,086)	$(2,030)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	22	20	65	58
Reclassification adjustment - Prior service benefits into Other income (Note 8)	(2)	(4)	(6)	(12)
Tax benefit	(4)	(4)	(10)	(9)
Other comprehensive income, net of tax	16	12	49	37
Balance at end of period	$(2,037)	$(1,993)	$(2,037)	$(1,993)
Total Accumulated other comprehensive loss	$(2,416)	$(2,433)	$(2,416)	$(2,433)

5.    Debt and Credit Facilities

	October 2, 2021	December 31, 2020
3.5% senior notes due 2023	$—	$323
4.0% senior notes due 2024	584	583
1.75% senior convertible notes due 2024	1,000	995
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	693	692
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	803	803
2.3% senior notes due 2030	892	892
2.75% senior notes due 2031	844	—
6.625% senior notes due 2037	37	37
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	92
Other long-term debt	8	18
	5,695	5,177
Adjustments for unamortized gains on interest rate swap terminations	(2)	(2)
Less: current portion	(6)	(12)
Long-term debt	$5,687	$5,163
In May of 2021, the Company issued $850 million of 2.75% senior notes due 2031. The Company recognized net proceeds of $844 million after debt issuance costs. A portion of these proceeds were then used to redeem $324 million in principal amount of its outstanding long-term debt for a purchase price of $341 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, the Company recognized a loss of $18 million related to the redemption in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of October 2, 2021, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of October 2, 2021.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of October 2, 2021 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.2 billion for each of the periods ended October 2, 2021 and December 31, 2020. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 2, 2021, and the corresponding positions as of December 31, 2020:

	Notional Amount
Net Buy (Sell) by Currency	October 2, 2021	December 31, 2020
Euro	$169	$177
British pound	74	86
Canadian dollar	59	61
Australian dollar	(82)	(88)
Chinese renminbi	(80)	(90)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of October 2, 2021, all of the counterparties had investment grade credit ratings. As of October 2, 2021, the Company had $13 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of October 2, 2021 and December 31, 2020:

	Fair Values of Derivative Instruments
October 2, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$11	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	7
Total derivatives	$13	$7

	Fair Values of Derivative Instruments
December 31, 2020	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	14	3
Total derivatives	$14	$8

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended October 2, 2021 and September 26, 2020:

	Financial Statement Location	Three Months Ended		Nine Months Ended
Foreign Exchange Contracts		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Effective portion	Accumulated other comprehensive loss	$7	$(5)	$10	$3
Forward points recognized	Other income (expense)	—	—	1	2
Undesignated derivatives recognized	Other income (expense)	(10)	10	(19)	6

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of October 2, 2021, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £125 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the nine months ended October 2, 2021 and September 26, 2020, the Company amortized $1 million and $2 million of income from the excluded components through interest expense, respectively.

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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net earnings before income taxes	$405	$251	$1,034	$652
Income tax expense	97	45	186	112
Effective tax rate	24%	18%	18%	17%
The effective tax rate for the three months ended October 2, 2021 of 24% was higher than the U.S. federal statutory tax rate of 21% due to state tax expense, offset by the recognition of excess tax benefits of share-based compensation. The effective tax rate for the nine months ended October 2, 2021 of 18% was lower than the U.S. federal statutory tax rate of 21% due to state tax expense, offset by a tax benefit related to a partial release of $33 million of a valuation allowance recorded on the U.S foreign tax credit carryforward and the recognition of excess tax benefits of share-based compensation.
The effective tax rates for the three and nine months ended September 26, 2020 of 18% and 17%, respectively, were lower than the U.S. federal statutory tax rate of 21% due to state tax expense, offset by excess tax benefits on share-based compensation and favorable U.S. return-to-provision adjustments.
The effective tax rate for the three months ended October 2, 2021 of 24% was higher than the effective tax rate for the three months ended September 26, 2020 of 18%, primarily due to favorable U.S. return-to-provision adjustments and higher tax benefits from share-based compensation in 2020 compared to 2021. The effective tax rate for the nine months ended October 2, 2021 of 18% was higher than the effective tax rate for the nine months ended September 26, 2020 of 17%, primarily due to favorable U.S. return-to-provision adjustments and excess share-based compensation in 2020, which exceeded the tax benefit realized in 2021 related to a partial release of a valuation allowance of $33 million.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	29	36	5	7	—	—
Expected return on plan assets	(59)	(57)	(25)	(21)	(3)	(3)
Amortization of:
Unrecognized net loss	17	15	4	4	1	1
Unrecognized prior service benefit	—	—	(1)	(1)	(1)	(3)
Net periodic pension benefits	$(13)	$(6)	$(17)	$(11)	$(3)	$(5)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	87	108	16	21	1	1
Expected return on plan assets	(177)	(169)	(75)	(63)	(8)	(8)
Amortization of:
Unrecognized net loss	51	44	12	11	2	3
Unrecognized prior service benefit	—	—	(2)	(1)	(4)	(11)
Net periodic pension benefits	$(39)	$(17)	$(48)	$(31)	$(9)	$(15)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Share-based compensation expense included in:
Costs of sales	$4	$3	$12	$12
Selling, general and administrative expenses	22	18	58	57
Research and development expenditures	8	10	24	31
Share-based compensation expense included in Operating earnings	34	31	94	100
Tax benefit	(6)	(5)	(14)	(17)
Share-based compensation expense, net of tax	$28	$26	$80	$83
Decrease in basic earnings per share	$(0.17)	$(0.15)	$(0.47)	$(0.49)
Decrease in diluted earnings per share	$(0.16)	$(0.15)	$(0.46)	$(0.48)
During the nine months ended October 2, 2021, the Company granted 0.4 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $72 million, $15 million, and $10 million, respectively, and 0.2 million stock options and 0.2 million performance options (POs) with an aggregate grant-date fair value of $8 million and $10 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

During the nine months ended October 2, 2021, the Company granted 0.1 million shares of restricted stock to certain key employees in connection with the acquisition of Openpath, for an aggregate grant-date fair value of $29 million related to compensation withheld from the purchase price, which will be expensed over an average service period of 3 years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 2, 2021 and December 31, 2020 were as follows:

October 2, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$13	$13
Common stock	67	—	67
Liabilities:
Foreign exchange derivative contracts	$—	$7	$7

December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$14	$14
Common stock	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8
The Company had no Level 3 holdings as of October 2, 2021 or December 31, 2020.
At October 2, 2021 and December 31, 2020, the Company had $496 million and $448 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at October 2, 2021 and December 31, 2020 was $6.3 billion and $5.8 billion (Level 2), respectively.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Contract-specific discounting facility	$66	$67	$173	$165
Accounts receivable sales proceeds	15	15	23	73
Long-term receivables sales proceeds	56	45	140	115
Total proceeds from receivable sales	$137	$127	$336	$353
At October 2, 2021, the Company had retained servicing obligations for $933 million of long-term receivables, compared to $983 million at December 31, 2020. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $79 million at October 2, 2021, compared to $78 million at December 31, 2020.
During the three and nine months ended October 2, 2021, the Company utilized a contract-specific receivable discounting facility which began during the nine months ended September 26, 2020, resulting in accounts receivable sales of $66 million and $173 million, respectively. The proceeds of the Company's receivable sales are included in Operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

12.    Commitments and Contingencies
Legal Matters
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the “Court”) against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, “Hytera”), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. The Court denied Hytera’s motion for a new trial on October 20, 2020. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As of the third quarter of 2021, the parties were unable to agree on a reasonable royalty rate. Therefore, the Court will set the rate. The issue is fully briefed by the parties and awaits the Court's determination.
On January 8, 2021, the Court granted Hytera’s motion for certain equitable relief and reduced the $764.6 million judgment award to $543.7 million. That same day, the Court also granted the Company’s motion for pre-judgment interest. On August 10, 2021, the Court ruled that Hytera must pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs. On March 25, 2021, the Court entered rulings favorable to the Company with respect to several of the Company's post-trial motions, including the Company's motion for attorneys' fees and its motion to require Hytera to turn over certain assets in satisfaction of the Company’s judgment award. On September 29, 2021, the Company filed two additional motions with the Court, requesting the Court to reconsider its order denying the Company’s request for an injunction, and requesting that the Court enforce its ruling requiring Hytera to turn over certain assets in satisfaction of the Company's judgment award, or, in the alternative, hold Hytera in contempt. Subsequent to quarter end, on October 15, 2021, the Court granted the Company’s request for $34.2 million in attorneys’ fees against Hytera.
On September 7, 2021, Hytera filed a notice of appeal of the Court’s judgment with the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The parties are briefing a jurisdictional issue raised by the Court of Appeals in response to Hytera's notice of appeal.
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

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Products and Systems Integration	$1,325	$1,163	$3,538	$3,124
Software and Services	782	705	2,313	2,017
	$2,107	$1,868	$5,851	$5,141
Operating Earnings by Segment

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Products and Systems Integration	$224	$164	$440	$305
Software and Services	227	188	678	523
Operating earnings	451	352	1,118	828
Total other expense	(46)	(101)	(84)	(176)
Earnings before income taxes	$405	$251	$1,034	$652

14.    Reorganization of Business
2021 Charges
During the three months ended October 2, 2021, the Company recorded net reorganization of business charges of $4 million, including $2 million of charges in Other charges and $2 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $4 million were charges of $6 million related to employee separation, partially offset by $2 million of reversals for accruals no longer needed.
During the nine months ended October 2, 2021, the Company recorded net reorganization of business charges of $29 million, including $22 million of charges in Other charges and $7 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $29 million were charges of $36 million related to employee separation, partially offset by $7 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

October 2, 2021	Three Months Ended	Nine Months Ended
Products and Systems Integration	$3	$23
Software and Services	1	6
	$4	$29
Reorganization of Businesses Accruals

January 1, 2021	Additional Charges	Adjustments	Amount Used	October 2, 2021
$79	$36	$(7)	$(70)	$38
Employee Separation Costs
At January 1, 2021, the Company had an accrual of $79 million for employee separation costs. The 2021 additional charges of $36 million represent severance costs for approximately 500 employees. The adjustment of $7 million reflects reversals for accruals no longer needed. The $70 million used reflects cash payments to severed employees. The remaining accrual of $38 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at October 2, 2021, is expected to be paid, primarily within one year, to approximately 800 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2020 Charges
During the three months ended September 26, 2020, the Company recorded net reorganization of business charges of $13 million, including $10 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $16 million related to employee separation, partially offset by $3 million of reversals for accruals no longer needed.
During the nine months ended September 26, 2020, the Company recorded net reorganization of business charges of $72 million, including $48 million of charges in Other charges and $24 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $72 million were charges of $85 million related to employee separation costs and $13 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

September 26, 2020	Three Months Ended	Nine Months Ended
Products and Systems Integration	$10	$58
Software and Services	3	14
	$13	$72

15.    Intangible Assets and Goodwill
Subsequent to quarter end, on October 29, 2021, the Company acquired Envysion, a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy as a global leader in end-to-end video security solutions within Video Security and Access Control. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

On July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $297 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments of up to $40 million based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. The Company estimated there will be no payout related to the earn-out payments. This acquisition expands the Company's ability to combine video security and access control solutions within Video Security and Access Control to help support enterprise customers. The Company recognized $234 million of goodwill, $73 million of identifiable intangible assets, and $10 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $57 million of developed technology and $16 million of customer relationships that will be amortized over a period of sixteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
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
On July 31, 2020, the Company acquired Pelco, a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates Motorola Solutions’ continued investment in Video Security and Access Control, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The Company recognized $38 million of goodwill, $30 million of identifiable intangible assets, and $39 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $23 million of customer relationships, $4 million of developed technology, and $3 million of trade names that will be amortized over a period of fifteen, two, and five years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the third quarter of 2021.
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

Intangible Assets
Amortized intangible assets were comprised of the following:

	October 2, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$822	$258	$766	$210
Customer-related	1,342	794	1,335	685
Other intangibles	80	58	80	52
	$2,244	$1,110	$2,181	$947
Amortization expense on intangible assets was $56 million and $172 million for the three and nine months ended October 2, 2021, respectively. Amortization expense on intangible assets was $54 million and $158 million for the three and nine months ended September 26, 2020, respectively. As of October 2, 2021, annual amortization expense is estimated to be $232 million in 2021, $234 million in 2022, $126 million in 2023, $96 million in 2024, $85 million in 2025, and $79 million in 2026.
Amortized intangible assets were comprised of the following by segment:

	October 2, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$757	$166	$692	$129
Software and Services	1,487	944	1,489	818
	$2,244	$1,110	$2,181	$947
Goodwill
The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2021 to October 2, 2021:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2021	$1,019	$1,200	$2,219
Goodwill acquired	199	35	234
Purchase accounting adjustments	(2)	(1)	(3)
Foreign currency	—	(1)	(1)
Balance as of October 2, 2021	$1,216	$1,233	$2,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and nine months ended October 2, 2021 and September 26, 2020, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A “Risk Factors” of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business; (b) the impact of Executive Order 14042 on Ensuring Adequate COVID Safety Protocols for Federal Contractors on our business; (c) the impact of the American Rescue Plan Act of 2021 on our business; (d) the impact of global economic and political conditions on our business; (e) the impact of acquisitions on our business; (f) market growth/contraction, demand, spending and resulting opportunities; (g) our continued ability to reduce our operating expenses; (h) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments; (i) the success of our business strategy and portfolio; (j) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs; (k) our ability and cost to repatriate funds; (l) the liquidity of our investments; (m) our ability to settle the principal amount of the Senior Convertible Notes (as defined below) in cash; (n) our ability to borrow and the amount available under our credit facilities; and (o) the adequacy of internal resources to fund expected working capital and capital expenditure requirements, contractual obligations, debt service requirements and other liquidity requirements associated with our operations; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; and (4) “Legal Proceedings,” about the outcome and effect of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
During the fourth quarter of 2020, the Company updated its revenue disaggregation presentation of major products and services to provide a more comprehensive view of technologies within our reporting segments. Accordingly, the Company now reports net sales in the following three major products and services (which we refer to as “technologies” in this Form 10-Q): Land Mobile Radio Mission Critical Communications (“LMR” or “LMR Mission Critical Communications”), Video Security and Access Control and Command Center Software. With the Company's acquisition of Openpath Security Inc. (“Openpath”) on July 15, 2021, the Company renamed one of its three major products and services technologies from Video Security and Analytics to Video Security and Access Control to better align with its strategic growth initiatives. The change is to the name of the technology only and no financial information has been reclassified from previous periods presented or for the quarter ended October 2, 2021.
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

Third Quarter Financial Results
•Net sales were $2.1 billion in the third quarter of 2021 compared to $1.9 billion in the third quarter of 2020.
•Operating earnings were $451 million in the third quarter of 2021 compared to $352 million in the third quarter of 2020.
•Net earnings attributable to Motorola Solutions, Inc. were $307 million, or $1.76 per diluted common share, in the third quarter of 2021, compared to $205 million, or $1.18 per diluted common share, in the third quarter of 2020.
•Operating cash flow increased $225 million to $1.1 billion in the first nine months of 2021 compared to $909 million in the first nine months of 2020.
•We repurchased $409 million of common stock and paid $362 million in dividends in the first nine months of 2021.
COVID-19
In response to the COVID-19 pandemic, there have been a broad number of governmental and commercial actions taken to limit the spread of the virus, including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. In particular, the highly contagious “delta variant” of the virus has caused the latest surge of COVID-19 cases in the U.S. and other countries around the world. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position.
We continue to abide by a number of measures in an effort to protect the health and well-being of our employees and customers, including encouraging office workers to work remotely, reducing employee travel, withdrawing from certain industry events, increasing the frequency of cleaning services, encouraging face coverings, and using thermal scanning. We have begun to allow essential business travel; however, we continue to carefully assess conditions on a geographical basis to determine when employees can safely return to our offices. We also facilitated the process for our employees in certain locations to receive the COVID-19 vaccine, as vaccines are distributed and administered throughout the U.S. and the global community.
As conditions continue to fluctuate around the world, with both vaccine administration and the rates of new variants of COVID-19 (particularly the delta variant) rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. The health and safety of our employees remains our top priority, and we continue to monitor the daily evolution of the pandemic, including the spread of the delta variant. As of the date of this filing, we are following the U.S. Centers for Disease Control and Prevention guidance and state and local restrictions with respect to our U.S. employees, as well as guidance from corresponding international authorities with respect to our non-U.S. employees.
Additionally, in September 2021 the President of the United States signed an executive order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors and their subcontractors, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). We are classified as a federal contractor due to a number of our agreements. In October 2021, we announced to our U.S. employees that the federal vaccine mandate would require all of our U.S. employees (subject to the exemptions described above) to be vaccinated by December 8, 2021. We continue to evaluate the potential impact of this executive order on our business. As a result of the federal vaccine mandate, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations.
As we have progressed through 2021, our supply chain has been increasingly impacted by global issues related to the effects of the COVID-19 pandemic, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This has resulted in disruptions in our supply chain, difficulty in procuring components and materials necessary for our products and services, and constraints on our ability to meet customer demand, which we anticipate will continue at least into the first half of 2022. We are closely monitoring our supply chain and have maintained an active dialogue, and in some cases developed plans, with key suppliers in an effort to mitigate supply chain risks or otherwise minimize the impact from those risks. We will continue to actively manage our supply chain in an effort to prevent major delays in selling our products and services.
Although the COVID-19 pandemic continued to introduce challenges in the third quarter of 2021, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impacts on net sales and operating margin will be limited for the remainder of 2021. Within the Products and Systems Integration segment, while we are encouraged by strong LMR backlog, and the resiliency of the Video Security and Access Control technology that experienced growth in the third quarter of 2021 and which we expect to continue to grow for the remainder of 2021, supply constraints continue to impact our LMR business and we expect demand for our products will continue to out-pace our ability to obtain supply for the remainder of 2021. In addition, in March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We continue to evaluate the potential impact of the ARPA on our business and results of operations, although we anticipate that the ARPA will have a positive impact on our business and results of operations during the remainder of 2021 and beyond as we expect our governmental customers to receive funding from the ARPA.

We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of October 2, 2021. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, we evaluated whether there were any impairment indicators as of October 2, 2021, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the third quarter of 2021, we concluded our assets were fairly stated and recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath	Provider of cloud-based mobile access control, expanding our ability to combine video security and access control solutions to help support enterprise customers.	$297 million and share-based compensation of $29 million	July 15, 2021
Command Center Software	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 2, 2021	% of Sales*	September 26, 2020	% of Sales*	October 2, 2021	% of Sales*	September 26, 2020	% of Sales*
Net sales from products	$1,221		$1,044		$3,250		$2,807
Net sales from services	886		824		2,601		2,334
Net sales	2,107		1,868		5,851		5,141
Costs of products sales	559	45.8%	487	46.6%	1,516	46.6%	1,325	47.2%
Costs of services sales	503	56.8%	472	57.3%	1,478	56.8%	1,354	58.0%
Costs of sales	1,062		959		2,994		2,679
Gross margin	1,045	49.6%	909	48.7%	2,857	48.8%	2,462	47.9%
Selling, general and administrative expenses	351	16.7%	313	16.7%	985	16.8%	951	18.5%
Research and development expenditures	183	8.7%	175	9.4%	545	9.3%	505	9.8%
Other charges	60	2.8%	69	3.7%	209	3.6%	178	3.5%
Operating earnings	451	21.4%	352	18.9%	1,118	19.1%	828	16.1%
Other income (expense):
Interest expense, net	(56)	(2.7)%	(58)	(3.1)%	(154)	(2.6)%	(167)	(3.3)%
Losses on sales of investments and businesses, net	—	—%	(1)	(0.1)%	—	—%	(1)	—%
Other, net	10	0.5%	(42)	(2.2)%	70	1.2%	(8)	(0.2)%
Total other expense	(46)	(2.2)%	(101)	(5.4)%	(84)	(1.4)%	(176)	(3.4)%
Net earnings before income taxes	405	19.2%	251	13.4%	1,034	17.7%	652	12.7%
Income tax expense	97	4.6%	45	2.4%	186	3.2%	112	2.2%
Net earnings	308	14.6%	206	11.0%	848	14.5%	540	10.5%
Less: Earnings attributable to non-controlling interests	1	—%	1	—%	4	0.1%	3	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$307	14.6%	$205	11.0%	$844	14.4%	$537	10.4%
Earnings per diluted common share	$1.76		$1.18		$4.87		$3.08
* Percentages may not add due to rounding

Results of Operations—Three months ended October 2, 2021 compared to three months ended September 26, 2020
The results of operations for the third quarter of 2021 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	October 2, 2021			September 26, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$992	$457	$1,449	$863	$405	$1,268
International	333	325	658	300	300	600
	$1,325	$782	$2,107	$1,163	$705	$1,868
Net sales by major products and services
LMR	$1,111	$547	$1,658	$989	$510	$1,499
Video Security and Access Control	214	102	316	174	77	251
Command Center Software	—	133	133	—	118	118
Total	$1,325	$782	$2,107	$1,163	$705	$1,868

Operating earnings	$224	$227	$451	$164	$188	$352
Operating margins	16.9%	29.1%	21.4%	14.1%	26.7%	18.9%
Net Sales
The Products and Systems Integration segment’s net sales represented 63% of our net sales in the third quarter of 2021 and 62% in the third quarter of 2020. The Software and Services segment’s net sales represented 37% of our net sales in the third quarter of 2021 and 38% in the third quarter of 2020.
Net sales increased $239 million, or 13%, in the third quarter of 2021 compared to the third quarter of 2020. The $162 million, or 14%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 15% in the North America region and an increase of 11% in the International region. The $77 million, or 11%, increase in net sales within the Software and Services segment was driven by an increase of 13% in the North America region and an increase of 8% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $12 million of revenue from acquisitions, driven by an increase in LMR and Video Security and Access Control;
•an increase in the Software and Services segment, inclusive of $3 million of revenue from acquisitions, driven by an increase in LMR services, Video Security and Access Control and Command Center Software; and
•$25 million from favorable currency rates.
Regional results include:
•a 14% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software; and
•a 10% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software.
Products and Systems Integration
The 14% increase in the Products and Systems Integration segment was driven by the following:

•$122 million, or 12% growth in LMR, driven by both the North America and International regions;
•$40 million, or 23% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$12 million from favorable currency rates.
Software and Services
The 11% increase in the Software and Services segment was driven by the following:
•$37 million, or 7% growth in LMR services, driven by both the North America and International regions;
•$25 million, or 32% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$15 million, or 13% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$13 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020	% Change
Gross margin	$1,045	$909	15%
Gross margin was 49.6% of net sales in the third quarter of 2021 compared to 48.7% in the third quarter of 2020. The primary drivers of this increase were:
•higher gross margin in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales volume and product mix, partially offset by an increase in freight costs; and
•higher gross margin in the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020	% Change
Selling, general and administrative expenses	$351	$313	12%
SG&A expenses increased 12% in the third quarter of 2021 compared to the third quarter of 2020. The increase in SG&A expenses was primarily due to higher employee incentive costs, higher travel expenses, higher expenses associated with acquired businesses and higher Hytera-related legal expenses, partially offset by a reduction of reorganization of business charges. SG&A expenses were 16.7% of net sales in both the third quarter of 2021 and the third quarter of 2020.
Research and Development Expenditures

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020	% Change
Research and development expenditures	$183	$175	5%
R&D expenditures increased 5% in the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher employee incentive costs and higher expenses associated with acquired businesses. R&D expenditures decreased to 8.7% of net sales in the third quarter of 2021 compared to 9.4% of net sales in the third quarter of 2020.
Other Charges

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Other charges	$60	$69
Other charges decreased by $9 million in the third quarter of 2021 compared to the third quarter of 2020. The change was driven primarily by the following:
•$2 million of net reorganization business charges in the third quarter of 2021 compared to $10 million of net reorganization business charges in the third quarter of 2020 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q); and

•$2 million of acquisition-related transaction fees in the third quarter of 2021 compared to $5 million of acquisition-related transaction fees in the third quarter of 2020; partially offset by
•$56 million of intangible asset amortization expense in the third quarter of 2021 compared to $54 million of intangible asset amortization expense in the third quarter of 2020.
Operating Earnings

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Operating earnings from Products and Systems Integration	$224	$164
Operating earnings from Software and Services	227	188
Operating earnings	$451	$352
Operating earnings increased $99 million, or 28%, in the third quarter of 2021 compared to the third quarter of 2020. The increase in Operating earnings was due to:
•$60 million increase in the Products and Systems Integration segment, driven by higher sales and gross margin, lower reorganization of business charges and improved operating leverage, partially offset by higher employee incentive costs, higher travel expenses, higher expenses associated with acquired businesses and higher Hytera-related legal expenses; and
•$39 million increase in the Software and Services segment, driven by higher sales and gross margin contribution, lower reorganization of business charges and improved operating leverage, partially offset by higher expenses associated with acquired businesses.
Interest Expense, net

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Interest expense, net	$(56)	$(58)
The $2 million decrease in interest expense, net in the third quarter of 2021 compared to the third quarter of 2020 was a result of lower interest rates on debt outstanding for the three months ended October 2, 2021 compared to the three months ended September 26, 2020.
Other, net

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Other, net	$10	$(42)
The $52 million increase in Other, net in the third quarter of 2021 compared to the third quarter of 2020 was primarily driven by:
•$56 million loss on extinguishment of long-term debt in the third quarter of 2020;
•$5 million of foreign currency gains in the third quarter of 2021 compared to $15 million of foreign currency losses in the third quarter of 2020; and
•$31 million of net periodic pension and postretirement benefit in the third quarter of 2021 compared to $20 million of net periodic pension and postretirement benefit in the third quarter of 2020; partially offset by
•$10 million loss on derivatives in the third quarter of 2021 compared to a $10 million gain on derivatives in the third quarter of 2020; and
•$18 million of fair value adjustments to equity investments in the third quarter of 2021 compared to $4 million of fair value adjustments to equity investments in the third quarter of 2020.

Effective Tax Rate

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020
Income tax expense	$97	$45
Income tax expense increased by $52 million in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in pretax earnings offset by the recognition of excess tax benefits of share-based compensation, resulting in an effective tax rate of 24%. Our effective tax rate for the three months ended October 2, 2021 of 24% was higher than the effective tax rate for the three months ended September 26, 2020 of 18%, primarily due to favorable U.S. return-to-provision adjustments and higher tax benefits from share-based compensation in 2020 compared to 2021.

Results of Operations—Nine months ended October 2, 2021 compared to Nine months ended September 26, 2020

	Nine Months Ended
	October 2, 2021			September 26, 2020
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$2,603	$1,343	$3,946	$2,330	$1,146	$3,476
International	935	970	1,905	794	871	1,665
	$3,538	$2,313	$5,851	$3,124	$2,017	$5,141
Net sales by major products and services
LMR	$2,948	$1,642	$4,590	$2,685	$1,480	$4,165
Video Security and Access Control	590	284	874	439	196	635
Command Center Software	—	387	387	—	341	341
Total	$3,538	$2,313	$5,851	$3,124	$2,017	$5,141

Operating earnings	440	678	1,118	305	523	828
Operating margins	12.4%	29.3%	19.1%	9.8%	25.9%	16.1%
Net Sales
The Products and Systems Integration segment's net sales represented 60% of our net sales in the first nine months of 2021 and 61% in the first nine months of 2020. Net sales from the Software and Services segment represented 40% of our net sales in the first nine months of 2021 and 39% in the first nine months of 2020.
Net sales increased $710 million, or 14%, in the first nine months of 2021 compared to the first nine months of 2020. The $414 million, or 13%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 12% in the North America region and an increase of 18% in the International region. The $296 million, or 15%, increase in net sales within the Software and Services segment was driven by an increase of 17% in the North America region and an increase of 11% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $85 million of revenue from acquisitions, driven by an increase in LMR and Video Security and Access Control;
•an increase in Software and Services, inclusive of $26 million of revenue from acquisitions, driven by an increase in LMR services, Video Security and Access Control and Command Center Software; and
•$123 million from favorable currency rates.
Regional results include:
•a 14% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software; and
•a 14% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software.

Products and Systems Integration
The 13% increase in the Products and Systems Integration segment was driven by the following:
•$263 million, or 10% growth in LMR, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$151 million, or 35% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$58 million from favorable currency rates.
Software and Services
The 15% increase in the Software and Services segment was driven by the following:
•$162 million, or 11% growth in LMR services, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$88 million, or 45% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$46 million, or 14% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$65 million from favorable currency rates.
Gross Margin

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	% Change
Gross margin	$2,857	$2,462	16%
Gross margin was 48.8% of net sales in the first nine months of 2021 compared to 47.9% in the first nine months of 2020. The primary drivers of this increase were:
•higher gross margin in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales volume and lower reorganization of business charges, partially offset by an increase in freight costs and an increase in employee incentive costs; and
•higher gross margin in the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth and improved mix of service offerings, partially offset by higher employee incentive costs.
Selling, General and Administrative Expenses

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	% Change
Selling, general and administrative expenses	$985	$951	4%
SG&A expenses increased 4% in the first nine months of 2021 compared to the first nine months of 2020. The increase in SG&A expenses was primarily due to higher employee incentive costs, higher expenses associated with acquired businesses and higher travel expenses. The overall increase in SG&A expenses was partially offset by lower Hytera-related legal expenses. SG&A expenses were 16.8% of net sales in the first nine months of 2021 compared to 18.5% of net sales in the first nine months of 2020.
Research and Development Expenditures

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	% Change
Research and development expenditures	$545	$505	8%
R&D expenditures increased 8% in the first nine months of 2021 compared to the first nine months of 2020 primarily due to higher employee incentive costs, higher expenses associated with acquired businesses, partially offset by lower share-based compensation expenses. R&D expenditures decreased to 9.3% of net sales in the first nine months of 2021 compared to 9.8% of net sales in the first nine months of 2020.

Other Charges

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Other charges	$209	$178
Other charges increased by $31 million in the first nine months of 2021 compared to the first nine months of 2020. The change was driven primarily by the following:
•a $50 million gain on the sale of property, plant and equipment in the first nine months of 2020 that did not recur in the first nine months of 2021;
•$172 million of intangible asset amortization expense in the first nine months of 2021 compared to $158 million of intangible asset amortization expense in the first nine months of 2020;
•$7 million of operating lease asset impairments in the first nine months of 2021 that did not occur in the first nine months of 2020; partially offset by
•$22 million of net reorganization business charges in the first nine months of 2021 compared to $48 million of net reorganization business charges in the first nine months of 2020 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q); and
•$3 million of losses on legal settlements in the first nine months of 2021 compared to $9 million of losses on legal settlements in the first nine months of 2020; and
•$5 million of fixed asset impairment in the first nine months of 2020 that did not recur in the first nine months of 2021.
Operating Earnings

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Operating earnings from Products and Systems Integration	$440	$305
Operating earnings from Software and Services	678	523
Operating earnings	$1,118	$828
Operating earnings increased $290 million, or 35%, in the first nine months of 2021 compared to the first nine months of 2020. The increase in Operating earnings was due to:
•$155 million increase in the Software and Services segment, driven by higher sales and gross margin contribution, improved mix of service offerings, lower reorganization of business charges, lower share-based compensation expenses and improved operating leverage, partially offset by higher expenses associated with acquired businesses and higher employee incentive costs; and
•$135 million increase in the Products and Systems Integration segment, primarily driven by higher gross margin due to increased sales volume, lower reorganization of business charges and lower Hytera-related legal expenses, partially offset by higher employee incentive costs, a $50 million gain on the sale of property, plant and equipment in the first nine months of 2020 that did not recur in the first nine months of 2021 and higher expenses associated with acquired businesses.
Interest Expense, net

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Interest expense, net	$(154)	$(167)
The $13 million decrease in net interest expense in the first nine months of 2021 compared to the first nine months of 2020 was a result of the reversal of a non-cash interest accrual related to an international tax audit and lower interest rates on debt outstanding for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020.

Other, net

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Other, net	$70	$(8)
The $78 million increase in Other, net in the first nine months of 2021 compared to the first nine months of 2020 was primarily driven by:
•$18 million loss on the extinguishment of long-term debt in the first nine months of 2021 compared to a $56 million loss on the extinguishment of long-term debt in the first nine months of 2020;
•$13 million of foreign currency gains in the first nine months of 2021 compared to $19 million of foreign currency losses in the first nine months of 2020; and
•$91 million of net periodic pension and postretirement benefit in the first nine months of 2021 compared to $60 million of net periodic pension and postretirement benefit in the first nine months of 2020; partially offset by
•$19 million of losses on derivative instruments in the first nine months of 2021 compared to $6 million of gains on derivative instruments in the first nine months of 2020.
Effective Tax Rate

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020
Income tax expense	$186	$112
Income tax expense increased by $74 million in the first nine months of 2021 compared to the first nine months of 2020, primarily due to an increase in pretax earnings offset by a $33 million tax benefit due to a partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward, resulting in an effective tax rate of 18%. Our effective tax rate of 18% for the nine months ended October 2, 2021 was higher than the effective tax rate for the nine months ended September 26, 2020 of 17%, primarily due to favorable U.S. return-to-provision adjustments and excess share-based compensation in 2020, which exceeded the tax benefit realized in 2021 related to a partial release of a valuation allowance of $33 million.

Reorganization of Business
During the third quarter of 2021, we recorded net reorganization of business charges of $4 million, including $2 million of charges recorded within Other charges and $2 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $4 million were charges of $6 million related to employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
During the first nine months of 2021, we recorded net reorganization of business charges of $29 million, including $22 million of charges recorded within Other charges and $7 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $29 million were charges of $36 million related to employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.
During the third quarter of 2020, we recorded net reorganization of business charges of $13 million, including $10 million of charges in Other charges and $3 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $16 million related to employee separation costs, partially offset by $3 million of reversals for accruals no longer needed.
During the first nine months of 2020, we recorded net reorganization of business charges of $72 million, including $48 million of charges in Other charges and $24 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $72 million were charges of $85 million related to employee separation costs, partially offset by $13 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Products and Systems Integration	$3	$10	$23	$58
Software and Services	1	3	6	14
	$4	$13	$29	$72

Cash payments for employee severance in connection with the reorganization of business plans were $70 million in the first nine months of 2021 and $63 million in the first nine months of 2020. The reorganization of business accrual at October 2, 2021 was $38 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows provided by (used for):
Operating activities	$1,134	$909
Investing activities	(525)	(369)
Financing activities	(179)	(532)
Effect of exchange rates on cash and cash equivalents	(31)	(2)
Increase in cash and cash equivalents	$399	$6
Cash and Cash Equivalents
At October 2, 2021, $1.1 billion of the $1.7 billion cash and cash equivalents balance was held in the U.S. and $578 million was held in other countries, with $205 million held in the United Kingdom.
Operating Activities
The increase in cash flows provided by operating activities from the first nine months of 2020 to the first nine months of 2021 was driven primarily by an increase in earnings as a result of increased sales volume, partially offset by higher income tax payments.
Investing Activities
The increase in cash flows used for investing activities from the first nine months of 2020 to the first nine months of 2021 was primarily due to:
•$78 million increase in cash used for acquisitions and investments;
•$50 million decrease in the proceeds from the sale of property, plant and equipment driven by the sale of a European manufacturing facility in the first nine months of 2020; and
•$24 million increase in capital expenditures due to higher payments for the Airwave and ESN networks.
Financing Activities
The decrease in cash flows used for financing activities in the first nine months of 2021 as compared to the cash used for financing activities in the first nine months of 2020 was primarily driven by (also see further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$351 million of repayments of debt in the first nine months of 2021 compared to $911 million of repayments of debt and $600 million of repayments on the revolving credit facility in the first nine months of 2020;
•$44 million decrease in share repurchases in the first nine months of 2021 compared to the first nine months of 2020;
•$40 million increase in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first nine months of 2021 compared to the first nine months of 2020; partially offset by
•$844 million of net proceeds received from the issuance of debt in the first nine months of 2021 compared to $892 million of proceeds received from the issuance of debt and $800 million of proceeds received from the draw on our revolving credit facility during the first nine months of 2020; and
•$35 million increase in the payment of dividends in the first nine months of 2021 compared to the first nine months of 2020.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Contract-specific discounting facility	$66	$67	$173	$165
Accounts receivable sales proceeds	15	15	$23	$73
Long-term receivables sales proceeds	56	45	140	115
Total proceeds from receivable sales	$137	$127	$336	$353
During the three and nine months ended October 2, 2021, we utilized a contract-specific receivable discounting facility which began during the nine months ended September 26, 2020, resulting in accounts receivable sales of $66 million and $173 million, respectively. The proceeds of our receivable sales are included in Operating activities within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $5.7 billion and $5.2 billion, including the current portions of $6 million and $12 million, at October 2, 2021 and December 31, 2020, respectively.
In May of 2021, we issued $850 million of 2.75% senior notes due 2031. We recognized net proceeds of $844 million after debt issuance costs. A portion of these proceeds were then used to redeem $324 million in principal amount of our outstanding long-term debt for a purchase price of $341 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, we recognized a loss of $18 million related to the redemption in Other, net within Other income (expense) in our Condensed Consolidated Statements of Operations.
In March of 2021, we entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of October 2, 2021.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 ("Senior Convertible Notes"). Interest on these notes is payable semiannually. The Senior Convertible Notes became fully convertible on September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. In the event of conversion, we intend to settle the principal amount of the Senior Convertible Notes in cash.
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of October 2, 2021 we had no outstanding debt under the commercial paper program.
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
Share Repurchase Program
During the three and nine months ended October 2, 2021, we repurchased approximately 0.6 million and 2.0 million shares at an average price of $234.18 and $199.88 per share, respectively, for an aggregate of $137 million and $409 million, respectively, including transaction costs. We paid $125 million and $397 million to settle share repurchases during the three and nine months ended October 2, 2021, respectively. In May of 2021, the Board of Directors approved a $2.0 billion increase to the share repurchase program. As of October 2, 2021, we had used approximately $13.8 billion of the share repurchase authority to repurchase shares, leaving $2.2 billion of authority available for future repurchases.

Dividends
During the third quarter of 2021 we paid $120 million in cash dividends to holders of our common stock. During the first nine months of 2021 we paid $362 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $120 million in cash dividends to holders of our common stock.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $79 million at October 2, 2021, compared to $78 million at December 31, 2020.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the nine months ended October 2, 2021. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Form 10-K, other than the updates below.
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
In particular, the COVID-19 pandemic has caused significant disruption to the global economy, including in all of the regions in which we, our suppliers, customers and business partners do business and in which our employees are located. The COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, significant impacts on global markets. While the duration and severity of those impacts on our business continue to be uncertain, they have had, and could continue to have, an adverse effect on our business, financial position, cash flows and stock price in many ways, including, but not limited to, the following:
•The COVID-19 pandemic and responses to it have significantly limited or prevented the movement of goods and services worldwide, which has resulted in and which we expect to continue to result in disruptions in our supply chain, particularly with respect to materials in the semiconductor market, as well as the demand for our products and services. To date, we have been permitted to continue to operate in jurisdictions that have mandated the closure of certain businesses, and we expect to continue to do so in the future. Any future restrictions or closures could have a material impact on our business, results of operations, financial condition and cash flow and we may not be permitted to operate under such restrictions or closures. In particular, any limitations on, or closures of, our manufacturing facilities in Malaysia, Canada, Mexico and the United States (Illinois, Texas), or our distribution centers in Malaysia, Germany, Canada and the United States (Illinois, Texas), could have a material adverse impact on our ability to manufacture products and service customers. This extends as well to any disruptions to transportation including reduced availability of air transportation capacity and ocean freight capacity, which has led to, and which we expect to continue to lead to, longer transit times and increases in freight costs to deliver our products. If diminished transportation capacity levels continue, the speed at which we deliver our products will continue to be slower than the delivery times that we traditionally provide to our customers and could negatively impact our ability to meet customer demand.
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
•Our workforce may be unable to work on-site or travel as a result of event cancellations, facility closures, shelter-in-place, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. These workforce disruptions have adversely affected and could continue to adversely affect, our ability to operate, including to develop, manufacture, generate sales of, promote, market and deliver our products, solutions and services, and provide customer support. Additionally, in September 2021, the President of the United States signed an executive order, and related guidance was published that, together, require certain COVID-19 precautions for federal contractors and their subcontractors, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). We are classified as a federal contractor due to a number of our agreements. In October 2021, we announced to our U.S. employees that the federal vaccine mandate would require all of our U.S. employees (subject to the exemptions described above) to be vaccinated by December 8, 2021. We continue to evaluate the potential impact of this executive order on our business. As a result of the federal vaccine mandate, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations.
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
As we expand the technologies within our Products and Systems Integration and Software and Services segments, we may be subject to additional compliance obligations and face increased competition and increased areas of risk that we may not be able to properly assess or mitigate, which could harm our market share, results of operations and financial condition or result in additional liabilities for our business.
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
Additionally, as our portfolio of products increases, we may be subject to additional compliance obligations and liabilities for our business, which may include additional regulation by the FCC, state regulatory commissions and foreign telecommunications regulatory bodies. In October 2021, the United Kingdom’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public service agencies in Great Britain. The market investigation by the CMA may result in additional compliance obligations for our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
On July 15, 2021, the Company issued 131,440 shares of common stock in connection with the acquisition of Openpath to certain former shareholders of Openpath. The stock was issued for an aggregate grant-date fair value of $29 million that will be expensed over an average service period of three years. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 2, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
07/01/2021 to 07/28/2021	85,200	$218.52	85,200	$2,358,461,456
07/29/2021 to 08/25/2021	138,156	$231.85	138,156	$2,326,429,813
08/26/2021 to 10/1/2021	363,425	$238.73	363,425	$2,239,668,189
Total	586,781	$234.18	586,781

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of October 2, 2021, the Company had used approximately $13.8 billion, including transaction costs, to repurchase shares, leaving $2.2 billion of authority available for future repurchases.

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
Dan Pekofske Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer & Duly Authorized Officer)
November 4, 2021