Form 10-K
period 2021-12-31
Motorola Solutions, Inc.
filed 2022-02-16
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2021 (the last business day of the registrant’s most recently completed second quarter) was approximately $33.2 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 7, 2022 was 168,209,089.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Shareholders to be held on May 17, 2022 (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K (this "Form 10-K").

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
Forward-Looking Statements
Statements in this Form 10-K which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Some of these risks and uncertainties include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” of this Form 10-K and those described elsewhere in this Form 10-K or in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for, growth related to, and benefits of, new products, (c) growth of sales with existing customers, (d) customer spending and requests for vendor financing, (e) the impact of our strategy and focus areas, (f) the impact from the loss of key customers, (g) competitive position and our ability to maintain a leadership position in our core products, (h) increased competition, (i) our practice of subcontracting work to other companies to fulfill customer needs, (j) the continuing and future impact of the COVID-19 pandemic on our business, (k) the impact of recent acquisitions on our business, (l) the impact of existing and future regulatory matters (including with respect to climate change) on our business, (m) the impact from the allocation and regulation of spectrum, particularly with respect to broadband spectrum, (n) the firmness of each segment's backlog, (o) the competitiveness of the patent portfolio, (p) the impact of research and development, (q) the availability and costs of materials and components, energy supplies and labor, (r) the seasonality of the business, (s) our human capital management strategy and philosophy, and (t) our capital deployment model; (2) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (3) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business, (b) the availability and costs of materials, components and labor, (c) the impact of global economic and political conditions on our business, (d) the impact of acquisitions on our business, (e) the impact of existing and future laws, regulations, international treaties and industry standards relating to climate change on our business, (f) market growth/contraction, demand, spending and resulting opportunities, (g) industry growth and demand, including opportunities resulting from such growth, (h) future product development and demand for, growth related to, and benefits of, new products, (i) the impact of foreign exchange rate fluctuations, (j) our continued ability to reduce our operating expenses, (k) expected improvements in operating leverage and operating margins, (l) the growth of sales opportunities in our LMR Communications, Video Security and Access Control and Command Center Software technologies, (m) the return of capital to shareholders through dividends and/or repurchasing shares, (n) our ability to invest in capital expenditures and research and development, (o) the success of our business strategy and portfolio, (p) future payments, charges, use of accruals and expected cost-saving and profitability benefits associated with our reorganization of business programs and employee separation costs, (q) our ability and cost to repatriate funds, (r) future cash contributions to pension plans or retiree health benefit plans, (s) the liquidity of our investments, (t) our ability and cost to access the capital markets, (u) our ability to borrow and the amount available under our credit facilities, (v) our ability and cost to obtain performance bonds, (w) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (x) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term, (y) the ability to meet minimum purchase obligations, (z) our ability to sell accounts receivable and the terms and amounts of such sales, (aa) the outcome and effect of ongoing and future legal proceedings, (bb) the impact of the loss of key customers, (cc) the expected effective tax rate and deductibility of certain items, and (dd) the impact of the adoption of accounting pronouncements on our financial results; and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) the impact of interest rate risk, (c) future hedging activity and expectations of the Company, and (d) the ability of counterparties to financial instruments to perform their obligations.

PART I
Item 1: Business
Overview
Motorola Solutions is a global leader in public safety and enterprise security. Our technologies in Land Mobile Radio Communications ("LMR" or "LMR Communications"), Video Security and Access Control and Command Center Software, bolstered by managed and support services, create an integrated technology ecosystem to help make communities safer and businesses stay productive and secure. We serve more than 100,000 public safety and commercial customers in over 100 countries, providing “purpose-built” solutions designed for their unique needs, and we have a rich heritage of innovation focusing on advancing global safety for more than 90 years.

We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 500 W. Monroe St., Chicago, Illinois 60661.
Business Organization
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, the Company has principal product lines that also follow our three major technologies: LMR Communications, Video Security and Access Control and Command Center Software. In January 2022 we began using LMR Communications, eliminating the "Mission Critical" descriptor from LMR Mission Critical Communications, to enhance investor understanding; this name change does not require any financial information to be reclassified from previous periods.
•LMR Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and Professional Commercial Radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
•Video Security and Access Control: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence ("AI")-enabled analytics that enable visibility “on scene” and bring attention to what’s important.
•Command Center Software: Software suite that enables collaboration and shares information throughout the public safety workflow from "911 call to case closure."
The Company has invested across these three technologies, evolving the Company’s LMR focus to purposefully integrate software, video security and access control solutions for public safety and enterprise customers globally.
Our strategy is to generate value through the integration of each technology into our ecosystem, uniting voice, software, video security, access control and analytics to interoperate. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for individuals, businesses and agencies when we unite these technologies as one connected system. With our technology ecosystem, our goal is to help remove silos between systems, unify data, streamline workflows, simplify management and support evolving technologies. Across all three technologies, we offer cloud-based solutions, cybersecurity services and managed and support services.
An example of our integrated technology ecosystem in action is when our municipal governmental agency customers leverage communications, video security, analytics and cloud-based software to understand what is happening across their cities, which we believe helps to improve community collaboration and overall safety. Video security and access control solutions help users identify and understand events, find lost people and protect property. Command center software informs and assists emergency response by unifying data across the 911 workflow, including call handling, dispatch, video analytics, field reporting, records, evidence and community input. Voice and data communications connect law enforcement, fire and emergency medical services from different agencies and jurisdictions in an effort to improve coordination and collaboration. The end-to-end integration of these technologies assists agencies in detecting, analyzing, communicating and responding to incidents.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2021, the segment’s net sales were $5.0 billion, representing 62% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, public safety Long Term Evolution (“LTE”) and enterprise-grade private LTE. We are a global leader in the two-way radio category, including Project 25 (“P25”), Terrestrial Trunked Radio (“TETRA”) and Digital Mobile Radio (“DMR”), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including infrastructure and devices operating in 700 MHz, 900 MHz and Citizens’ Broadband Radio Service (“CBRS”) frequencies. Primary sources of revenue for this technology come from selling devices and building telecommunications networks, including infrastructure, installation and integration with our customers’ technology environments.
Our technology enables voice and multimedia collaborations across different two-way radio, WiFi or public LTE and private broadband networks. We believe that first responders continue to trust LMR communications because they are purpose-built and designed for reliability, availability, security and resiliency to withstand the most challenging conditions. By adding broadband data capabilities to our two-way radios, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to share information and over-the-air programming to optimize device uptime.
The LMR technology within the Products and Systems Integration segment represented 84% of the net sales of the total segment in 2021.
Video Security and Access Control
Our Video Security and Access Control technology includes video management infrastructure, AI-powered security cameras including fixed and mobile (body-worn and in-vehicle) and access control solutions. We deploy video security and access control solutions to thousands of government and commercial customers around the world including school campuses, transportation systems, healthcare centers, public venues, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to enable continuous monitoring that can improve situational awareness, verify critical events or incidents in real-time and provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers in particular are increasingly turning to video security technologies, including fixed street cameras, in-vehicle cameras and body-worn cameras, to increase visibility, accountability and safety for citizens, communities and first responders alike. Additionally, our view is that government, public safety agencies and businesses are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
Since 2018, we have developed our video security and access control business through investments in research and development and through acquisitions, directly contributing to our growth strategy to serve as a leader in end-to-end video security solutions. These activities have supported the expansion of our portfolio, which started with fixed video, access control and AI-enabled analytics solutions and has evolved to include mobile video (body-worn and in-vehicle cameras) for both public safety and commercial markets, a broader range of fixed video security technologies, business analytics and cloud-based access control solutions.
The Video Security and Access Control technology within the Products and Systems Integration segment represented 16% of the net sales of the total segment in 2021.
Software and Services Segment
In 2021, the segment’s net sales were $3.1 billion, representing 38% of our consolidated net sales.
LMR Communications
LMR Communications services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned networks. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, device and infrastructure refresh opportunities, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
Given the mission-critical nature of our customers’ operational environments, we aim to design the LMR networks they rely on for availability, security and resiliency, as well as to keep pace with technological advancements. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases become available, we work with our customers to upgrade software, hardware, or both, with respect to site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, and more, on-site or remotely.
The LMR technology within the Software and Services segment represented 70% of the net sales of the total segment in 2021.
Video Security and Access Control
Video Security and Access Control software includes video management software, decision and digital evidence management software and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, serving as an ecosystem that provides end-to-end video security to strive to keep people, property and assets safe.
Our video network management software is embedded with artificial intelligence (“AI”)-enabled analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the volume of video footage, we believe this is critical to monitor and manage to deliver meaningful, action-oriented insights.
For example, AI-enabled analytics can detect unusual behavior such as a person at a facility out of hours, locate a missing child at a theme park with Appearance Search, flag a denylisted vehicle at a school through license plate recognition, or send an alert through access control if doors are propped open at a hospital.
Video Security and Access Control services include our video-as-a-service offering for law enforcement, simplifying procurement by bundling hardware and software into a single subscription. Body-worn cameras and in-car video systems can be paired with either on-premises or cloud-based digital evidence management software and complementary command center software products. Additionally, Avigilon fixed video systems connected to Avigilon Cloud Services (“ACS”) provide our customers with the ability to securely access video across their sites from a remote/central monitoring location and more easily integrate with their other systems.
The Video Security and Access Control technology within the Software and Services segment represented 13% of the net sales of the total segment in 2021.
Command Center Software
Our Command Center Software suite, CommandCentral, consists of native cloud and on-premises solutions that support the complex process of the public safety workflow from "911 call to case closure." The moment a citizen dials 911, an array of roles are involved in coordinating response and post-incident management, such as dispatchers who route calls to police, fire and emergency medical services, first responders in the field, intelligence analysts who manage real-time operations, records specialists who preserve the integrity of information and evidence, crime analysts who identify patterns and accelerate investigations, and corrections officers who oversee jail and inmate management.
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
As the public safety market continues to evolve toward software offerings that more efficiently run their operations, reduce response times and increase officer availability, we have focused on providing cloud-based software-as-a service (“SaaS”) with ancillary implementation and managed services in addition to on-premises solutions. Our CommandCentral suite, hosted in Microsoft Azure Government, includes call handling, CAD, field reporting, records, evidence, investigations and jail in an integrated cloud-based offering. We believe that cloud deployment delivers agencies key benefits, including faster deployment, increased security, rapid scaling in the event of an emergency and a secure investment that keeps pace as technology advances. In addition to this native cloud suite, we offer a hybrid solution that delivers a migration path from on-premises software solutions to cloud-connected capabilities.
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
The Command Center Software technology within the Software and Services segment represented 17% of the net sales of the total segment in 2021.
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
Our sales model includes both direct sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our trained channel partners include independent dealers, distributors and software vendors around the world. The dealers and distributors each have their own sales organizations that complement and extend the reach of our sales force. The independent software vendors offer customized applications that meet specific needs of the customers we serve.
Our largest customers are the U.S. government (through multiple contracts with its various branches and agencies, including the armed services) and the Home Office of the United Kingdom, each representing approximately 8% of our consolidated net sales in 2021. The loss of these customers could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with these governments are long-term in nature. All contracts with the U.S. government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to government contracting requirements, please refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
Payment terms with our customers vary worldwide. Generally, contractual payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days from the invoice date in regions outside of North America. A portion of our contracts include implementation milestones, such as delivery, installation, and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestones. We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. Refer to “Part I. Item 1A. Risk Factors” in this Form 10-K for a discussion of risks related to requests by customers to provide vendor financing.

Generally, our contracts do not include a right of return, other than for standard warranty provisions. Due to customer purchasing patterns and the cyclical nature of the markets we serve, our sales tend to be somewhat higher in the second half of the year, with the fourth quarter being the highest.
Competition
We operate in highly competitive markets that are sensitive to technological advances. Competitive factors in these markets include product quality and reliability, technological capabilities, cost-effectiveness and industry experience. In operating in these competitive markets, we have broadened how we work with our customers, expanding from our global LMR installed base to integrate Video Security and Access Control and Command Center Software. For example, our Command Center Software suite can integrate our customers’ LMR systems to provide unified voice and data information throughout the critical 911 workflow. Adding Video Security and Access Control enables multimedia collaboration and offers visibility for police officers within the command center and in the field. The interplay of technologies, guided by our deep knowledge of the public safety workflow, delivers customers one connected system to unify their voice, data and video communication streams.
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. As demand for fully integrated voice, data, broadband systems and video security solutions continues to grow, we may face additional competition from public telecommunications carriers and telecommunications equipment providers to small video solutions startups.
As we continue to evolve our services strategy, we may subcontract work to other companies to fulfill customer needs in geographical areas that we do not have coverage for or for additional services that we do not provide. For a description of risks related to our use of the services of subcontractors, refer to “Part I. Item 1A. Risk Factors” of this Form 10-K.
Our major competitors within our LMR, Video Security and Access Control and Command Center Software technologies include the following companies:

Technology	Competitor
LMR	L3Harris Technologies, Inc., Hytera, Airbus SE, JVCKenwood Corporation
Video Security and Access Control	Axis Communications, Hikvision, Dahua Technology Company, Hanwha Group, Genetec Inc., Axon Enterprise, Inc., Bosch Security Systems, Inc., Milestone Systems, LenelS2, Brivo, Inc., Verkada
Command Center Software	CentralSquare Technologies, Axon Enterprise, Inc., Tyler Technologies, Inc., Intrado, Intergraph Corporation, Zetron, Inc., ComTech Telecommunications Corp., RapidDeploy, Inc., Mark43, Hexagon, Genetec Inc., SOMA Global, Inc.
COVID-19
In response to the COVID-19 pandemic, there continues to be a broad number of governmental and commercial actions that are being taken to limit the spread of the virus, including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns. Although the COVID-19 pandemic continues to be dynamic and impacting the overall economy, introducing new challenges in 2021, we are encouraged by customer demand for our products and services. However, the COVID-19 pandemic may continue to have an impact on our financial condition, results of operations and liquidity in 2022. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a discussion regarding the impact of the COVID-19 pandemic on our financial results, and “Part I. Item 1A. Risk Factors” of this Form 10-K for a discussion of the risks and uncertainties associated with the COVID-19 pandemic.
Other Information
Backlog
Our backlog includes orders that have been received and are believed to be firm. As of December 31, 2021 and December 31, 2020, our backlog was as follows:

	December 31
(In millions)	2021	2020
Products and Systems Integration	$4,006	$3,120
Software and Services	9,553	8,314
	$13,559	$11,434
During the year ended December 31, 2021, $1.7 billion of backlog was added to the Software and Services segment as a result of a contract extension with our customer, the Home Office of the United Kingdom, for an additional four years of service under our contracts for provision of the Airwave Land Mobile Radio network to the UK emergency services. The contract extension was accounted for within backlog as it meets our definition of a firm customer commitment. Refer to "Part 1. Item 1A. Risk Factors" of this Form 10-K for a discussion of the risks and uncertainties associated with the United Kingdom's Competition and Markets Authority's market investigation into the Mobile Radio Network for the Police and Emergency Services.

Approximately 55% of the Products and Systems Integration segment backlog and 23% of the Software and Services segment backlog is expected to be recognized as revenue during 2022. The firmness of such orders is subject to future events that may cause the amount recognized to change.
Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center Software	Software and Services	911 Datamaster	Provider of Next Generation 911 data solutions that helps to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021
Command Center Software	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020
Video Security and Access Control	Software and Services	Unnamed data solutions business for vehicle location information	Provider of additional data to our existing license plate recognition database.	$85 million	October 16, 2019
Video Security and Access Control	Products and Systems Integration Software and Services	WatchGuard, Inc.	Provider of in-car and body-worn video solutions.	$271 million, inclusive of share-based compensation of $16 million	July 11, 2019

LMR	Products and Systems Integration Software and Services	Avtec, Inc.	Provider of dispatch communications for U.S. public safety and commercial customers to communicate, coordinate resources, and secure their facilities.	$136 million	March 11, 2019
Video Security and Access Control	Products and Systems Integration Software and Services	VaaS International Holdings	Global provider of data and image analytics for vehicle location.	$445 million, inclusive of share-based compensation of $38 million	January 7, 2019
Research and Development
We prioritize investments in R&D to expand and improve our products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of: LMR Communications, Video Security and Access Control and Command Center Software.
R&D expenditures were $734 million in 2021, $686 million in 2020 and $687 million in 2019. As of December 31, 2021, we had approximately 8,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
Intellectual Property Matters
Patent protection is an important aspect of our operations. We have a portfolio of U.S. and foreign utility and design patents relating to our products, systems and technologies, including developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission-critical communications, software and services, video security and access control and next-generation public safety. We also file new patent applications with the U.S. Patent and Trademark Office and foreign patent offices.
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
We actively participate in the development of standards for interoperable, mission-critical digital two-way radio systems. Our patents are used in standards in which our products and services are based. We offer standards-based licenses to those patents on fair, reasonable and non-discriminatory terms.
We believe that our patent portfolio will continue to provide us with a competitive advantage in our core product areas as well as provide leverage in the development of future technologies. While we are not dependent upon a single patent or even a few patents, we do have patents that protect features and functionality of our products and services. While these patents are important, our success also depends upon our extensive know-how, innovative culture, technological leadership and distribution channels. We do not rely solely on patents or other intellectual property rights to protect or establish our market position; however, we will enforce our intellectual property rights when it is necessary to protect our innovation, or in some cases where attempts to negotiate mutually-agreeable licenses are not successful.
We seek to obtain patents, copyright registrations, and trademark registrations to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2021, we owned approximately 6,430 granted patents in the U.S. and foreign countries. As of December 31, 2021, we had approximately 1,000 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2021, we were granted approximately 485 patents in the U.S. and in foreign countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives thereof (“Motorola Marks”) and, since 2010, we have licensed the Motorola Marks from Motorola Trademark Holdings, LLC. which is currently owned by Motorola Mobility. For a description of the risks we face related to intellectual property, refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
Inventory and Raw Materials
Our practice is to carry reasonable amounts of inventory to meet customers' delivery requirements. In 2021, we have increased our carrying levels of inventory in response to the effects of the COVID-19 pandemic. We provide custom products that require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent supplier product life cycles are shorter than ours, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
Availability of required materials and components is generally dependable; however, particularly within the semiconductor market, fluctuations in supply and market demand in 2021 have caused selective shortages and increased costs driven by the need to purchase semiconductor components from alternative sources, including brokers, during the latter part of the fourth quarter of 2021. We anticipate increased costs to procure materials within the semiconductor market to continue into the first half of 2022 which could affect our results of operations. For a description of risks related to our supply chain, including relating to the COVID-19 pandemic and the semiconductor market, refer to “Part I. Item 1A. Risk Factors” in this Form 10-K. We currently procure certain materials and components from single-source vendors. In addition, we import materials and components that are subject to import duties. The duties and tariffs we are subject to do not have a significant impact on our financial results. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies, or an increase in the price of supplies, and adversely impact our financial results.
Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources is currently in adequate supply for our operations. The cost to operate our facilities and freight costs are dependent on world oil prices and external third-party logistics rates for inbound and outbound air lanes. Freight costs have also been impacted by disruptions in transportation related to the COVID-19 pandemic. Labor is generally available in reasonable proximity to our manufacturing facilities and the manufacturing facilities of our largest outsourced manufacturing suppliers. Difficulties in obtaining any of the aforementioned resources, or significant cost increases, could affect our financial results.
Government Regulations
Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain products of ours are subject to various federal, state, local and international laws governing chemical substances in electronic products. Compliance with these U.S. federal, state and local and international laws did not have a material effect on our capital expenditures or competitive position in 2019 through 2021.
Our operations and supply chain are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties and industry standards relating to climate change. For example, in October 2021 the U.K.’s Cabinet Office began requiring companies bidding on contracts with the U.K. government that have a value of over £5m per year to have carbon reduction plans that contain a commitment to achieving net zero emissions by 2050 for U.K. operations. This requirement applies to our operations in the U.K. Although Motorola Solutions UK Ltd. and Airwave Solutions Ltd., our subsidiaries, each committed to achieving net zero emissions by 2050 for its U.K. operations, this requirement and any similar future requirements and other increased regulation of climate change concerns could subject us to additional costs and restrictions, impact our competitive position or require us to make certain changes to our manufacturing practices and/or product designs.
Radio spectrum is required to provide wireless voice, data and video communications service. The allocation of spectrum is regulated in the U.S. and other countries and limited spectrum is allocated to wireless services and specifically to public safety users. We manufacture and market products and provide services in spectrum bands already allocated by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or hand-held devices. Consequently, our results could be positively or negatively affected by the rules and regulations adopted by regulatory agencies. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities. Conversely, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands (e.g., the sharing of previously dedicated or other spectrum) may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.
The U.S. federal government and many state and local governments have adopted or are considering laws or regulations governing the use of artificial intelligence and biometrics, including facial recognition and license plate recognition technology, primarily based on concerns about privacy or bias. (References to privacy-related legislation or laws in this document encompass all of these technologies.) Similar laws and regulations are being considered in some jurisdictions outside the U.S., including the European Union. Based on growing demands for broadband, regulators continue to consider repurposing narrowband spectrum to broadband. There are calls for more stringent health and safety requirements for occupational equipment for public safety and commercial users. Attention in the U.S. on supply chain vulnerabilities related to country of origin and national security continues. Our entrance into new service offerings could present new or additional regulatory burdens and compliance issues. For example, as part of our expanding portfolio of technologies, we are now a provider of certain products and services that include regulated telecommunications. For a description of the risks we face related to regulatory matters, refer to “Part 1. Item 1A. Risk Factors” of this Form 10-K.
Human Capital Management
We have a "people first" philosophy. Our employees are our driving force, drawn from all segments of our global society to make a difference for our customers.
As of December 31, 2021, we employed approximately 18,700 people globally with 53% in the North America region and 47% in the International region. Of our total global employees, 42% were employed in engineering. We believe a diverse, equitable and inclusive workplace is one where our employees feel that their unique opinions, cultures and abilities contribute to their personal success, as well as our company’s success.
We believe the next big idea can come from anyone, anywhere, at any time. We invest in our employees’ development and training at all levels, challenging them to develop and grow skills to imagine new opportunities that will keep making a difference to public safety and enterprise security. Employees have access to a wide variety of technical, functional and professional skills learning resources, including virtual, self-directed courses and on-the-job learning opportunities.

We strive for business growth by creating a supportive, fair and equitable environment where employees feel engaged, connected to our business and invested in the collective success of our customers and communities. Our human resources team works with leaders within each business function to perform annual talent reviews to assess the performance of every team member and identify the best development opportunities. This comprehensive process fosters growth across our company by focusing on our high-potential talent and the rigor of succession plan development for our most critical roles. As part of our compensation philosophy, we strive to offer and maintain market competitive wages, incentives, and benefits for our employees to attract and retain talent, and we review our rewards programs each year in an effort to ensure they are competitive with local market practices in the industries and countries where we operate. More specifically, our total rewards package for our global employees includes broad-based stock grants and bonuses, an employee stock purchase plan, healthcare, wellness and retirement benefits (including a financial wellness coaching program for our U.S. employees), paid parental and family leave, commuter benefits, paid time off (including flexible time off for U.S. exempt employees), flexible work options and other assistance and support for employees going through life-changing events.
We remain focused on recruiting diverse candidates by incorporating best practices into our hiring and creating partnerships with diversity organizations. In 2021, under the leadership of our chief diversity officer, we collaborated with our employees to develop and promote an internal diversity, equity and inclusion ("DEI") strategy that aims to foster a culture of inclusion. Our DEI programs include development programs for high-potential female leaders, an unconscious bias curriculum and DEI training for our global workforce. Also in 2021, we added "inclusive" as one of our six corporate values, directed Motorola Solutions Foundation charitable grants to benefit underserved groups and highlighted diversity considerations in the design, testing, marketing, sales and communications of our products and solutions. We also launched our Motorola Solutions DEI website which describes our DEI focus areas, values and supplier diversity. Our DEI website can be accessed at www.motorolasolutions.com/en_us/about/diversity-equity-inclusion.html.
The safety of our employees is also a priority, and we are committed to striving to provide a safe and injury-free workplace by using our global environmental, health and safety (“EHS”) management system to ensure program and reporting consistency at all of our sites. Our general approach includes assessing risks and identifying controls through the use of our comprehensive job hazard and risk assessment tool. Throughout the COVID-19 pandemic, one of our priorities has remained protecting the health and safety of our employees. Refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for details regarding our response to COVID-19, including with respect to our employee health and safety measures.
Additional information regarding how our purpose and ethics informs our approach to corporate responsibility can be found in our 2020 Corporate Responsibility Report, which is available on our website at https://www.motorolasolutions.com/en_us/about/company-overview/esg.html. The information contained on or accessible through our corporate website, including but not limited to our DEI website listed above and our 2020 Corporate Responsibility Report, is not incorporated by reference into and is not a part of this Form 10-K.
Material Dispositions
None.
Available Information
We make available free of charge through the Investor Relations section of our website, www.motorolasolutions.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website as provided above are the following corporate governance documents:
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
•Compensation and Leadership Committee Charter
•Governance and Nominating Committee Charter

All of our reports and corporate governance documents may also be obtained electronically and without charge by contacting Investor Relations at investors@motorolasolutions.com. Our internet website and the information contained therein or incorporated therein are not incorporated by reference into and are not a part of this Form 10-K.

Item 1A: Risk Factors
You should carefully consider the risks described below in addition to our other filings with the SEC and the other information set forth in this Form 10-K, including the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section in Part II. Item 7 and our consolidated financial statements in Part II. Item 8. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition, results of operations, reputation and the trading price of our common stock could be materially and adversely affected. COVID-19 amplifies and exacerbates many of the risks we face in our business operations, including those discussed below. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, financial condition, results of operations, reputation or the trading price of our common stock.
Risks Related to Laws and Regulations
We are subject to complex and changing laws and regulations in various jurisdictions regarding privacy, data protection and information security, which exposes us to increased costs and potential liabilities in the event of any actual or perceived failure to comply with such legal obligations and could adversely affect our business.
The European Union (“E.U.”) adopted the General Data Protection Regulation (“GDPR”) which took effect on May 25, 2018, harmonizing data protection laws across the E.U. The GDPR strengthens individual privacy rights and enhances data protection obligations for processors and controllers of personal data. This includes expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Noncompliance with the GDPR can trigger significant fines. Following GDPR enactment, other countries have also implemented similar privacy laws.
Also, U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of personal data. State governments within the U.S. are starting to enact their own versions of “GDPR-like” privacy legislation, which will create additional compliance challenges, risk, and administrative burden, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020; the Virginia Consumer Data Protection Act, which will go into effect in January 2023; and the Colorado Privacy Act, which will go into effect in July 2023. In addition, California voters passed by ballot initiative the California Privacy Rights Act in November 2020 (which will fully take effect in January 2023), which expands the CCPA. Even though comprehensive U.S. federal privacy legislation is being discussed seriously by lawmakers and other stakeholders, it is possible that a one-size fits all compliance program may be difficult to achieve and manage globally.
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
Any failure or perceived failure by us, our business partners, or third-party service providers to comply with GDPR, CCPA, other related privacy and security-related or data protection laws, regulations and standards, or the privacy commitments in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation.
Existing or future legislation and regulations pertaining to AI, AI-enabled products and the use of biometrics (e.g., facial recognition) or other video analytics that apply to us or to our customers may make it more challenging, costly, or in some cases prohibit certain products or services from being offered or modified and subject us to regulatory and litigation risks and potential liabilities, which could adversely affect our business and results of operations. We could suffer reputational or competitive damage from negative publicity related to products and services that utilize AI or other regulated analytics, which could also adversely affect our business and results of operations.
Current or future privacy-related legislation and governmental regulations pertaining to AI, AI-enabled products and the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, laws such as the Biometric Information Privacy Act in Illinois have restricted the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Such legislation and regulations have exposed us to, and we expect that they will continue to expose us to, regulatory and litigation risks. Legislation and governmental regulations related to AI and the use of biometrics and other video analytics may also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. It is also not clear how existing and future laws and regulations governing issues such as AI, AI-enabled products, biometrics and other video analytics apply or will be enforced with respect to the products and services we sell. Any such increase in costs or increased risk of liability as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services that use AI technologies, biometrics or other video analytics less attractive to our customers, cause us to change or limit our business practices or affect our financial condition and operating results.
We are increasingly building AI into many of our offerings. We envision a future in which AI operating in our products and services will help our public safety and private sector customers build safer communities with stronger communication platforms.

AI may be flawed and datasets may be insufficient or contain biased information. Additionally, AI presents emerging ethical issues and we may enable or offer solutions that draw controversy due to their perceived or actual impact on society. As we work to responsibly meet our customers’ needs for products and services that use AI, we could suffer reputational or competitive damage as a result of any inconsistencies in the application of the technology or ethical concerns both of which may generate negative publicity.
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
A portion of our business is dependent upon U.S. government contracts and grants, which are highly regulated and subject to oversight audits by U.S. government representatives and subject to cancellations. Any such audits or such noncompliance with such regulations and laws could result in adverse findings and negatively impact our business.
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
As we expand our portfolio of technologies, certain of our products and services are subject to telecommunications-related regulations, and future legislative or regulatory actions could subject us to additional compliance obligations or adversely affect our business, results of operations and financial condition.
As part of our expanding portfolio of technologies, we are now a provider of certain products and services that include telecommunications, including selective routing services for 911 calls. As such, we are subject to certain existing or potential Federal Communications Commission (“FCC”) and state regulations relating to telecommunications, including some licensing, service reliability, consumer protection and regulatory fee requirements. If we do not comply with FCC and state rules and regulations, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products or services. Any enforcement action, which may be a public process, could damage our reputation, erode customer trust, subject us to substantial fines and penalties, or cause us to restructure our product or service offerings, which could adversely affect our business, results of operations and financial condition.
Additionally, we are subject to telecommunications laws and regulations in certain foreign countries where we offer products and services that include telecommunications. For example, we are registered to provide telecommunications connectivity with our WAVE PTX push-to-talk offerings in certain countries in the European Union. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we provide these products and services. In some countries, certain services that we offer are not considered to be regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including registration with the local telecommunications governing authority, which increases the level of scrutiny and potential for enforcement by regulators as well as our cost of doing business internationally. Further, enforcement and interpretations of the laws and regulations in some countries can be unpredictable and subject to the informal views of government officials. Future applicable legislative, regulatory or judicial actions could increase the cost and complexity of compliance and expose us to liability. Failure to comply with these regulations could subject us to additional compliance obligations or liabilities, which could adversely affect our business, results of operations and financial condition.

Increased focus on climate change issues has contributed to an evolving state of environmental regulation relating to climate change, and uncertainty related to such regulation, as well as physical risks of climate change, could impact our results of operations, financial or competitive position.
Increased public awareness and worldwide focus on climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions, and may result in more international, federal or regional requirements or industry standards to reduce or mitigate global warming. Additionally, legislative and regulatory efforts have focused on carbon taxes in certain areas where we operate. As a result, we may become subject to new or strengthened regulations, legislation or other governmental requirements or industry standards, and we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products and increasing energy efficiency. For example, in October 2021 the U.K.’s Cabinet Office began requiring companies bidding on contracts with the U.K. government that have a value of over £5m per year to have carbon reduction plans that contain a commitment to achieving net zero emissions by 2050 for U.K. operations. This requirement applies to our operations in the U.K. Although Motorola Solutions UK Ltd. and Airwave Solutions Ltd., our U.K. subsidiaries, each committed to achieving net zero emissions by 2050 for such entities' U.K. operations, this requirement and any similar future requirements may impact our business operations or competitive position. This requirement and other increased regulation of climate change concerns could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.
In addition, the physical risks of climate change (such as extreme weather conditions or rising sea levels) may impact the availability and cost of materials and natural resources, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. Many of our facilities around the world (and the operations of our suppliers) are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities or those of our suppliers, such as loss or spoilage of inventory and business interruption caused by such events.
We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental product compliance and remediation laws that continue to expand and could impact our ability to grow our business, could subject us to unexpected costs and liabilities and could impact our financial performance.
Our operations and the products we manufacture are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental product compliance and remediation laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, cleanup of, and exposure to certain substances. For example, in the U.S., laws often require parties to fund remedial studies or actions regardless of fault and oftentimes in response to action or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
Laws focused on: (i) the energy efficiency of electronic products and accessories, (ii) recycling of both electronic products and packaging, (iii) reducing or eliminating certain hazardous substances in electronic products, (iv) the use and transportation of batteries, and (v) debt collection and other consumer finance matters continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the use and transportation of lithium-ion batteries and other aspects of our products are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical related functionality, use of products with video functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include, which could negatively impact our business, results of operations, financial condition and competitive position.
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
Tax audits may also negatively impact our business, financial condition and results of operations. We are subject to continued examination of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. We regularly evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Outcomes from these continuing examinations may have a negative impact on our future financial condition and operating results.
Certain tax policy efforts, including the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in many of the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition.
Risks Related to Our Ability to Grow Our Business
Catastrophic events, including the continuing COVID-19 pandemic, natural disasters and other events beyond our control may interrupt our business, or our customers’ or suppliers’ business, which may adversely affect our business, results of operations, financial position, cash flows and stock price.
Our business operations, and the operations of our customers and suppliers, are subject to interruption by natural disasters, flooding, fire, power shortages, the widespread outbreak of infectious diseases and pandemics, such as the continuing COVID-19 pandemic, terrorist acts or the outbreak or escalation of armed hostilities, and other events beyond our control. Any of these events could impair our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, results of operations, financial position, cash flows and stock price.
In particular, the COVID-19 pandemic has caused significant disruption to the global economy, including in all of the regions in which we, our suppliers, customers and business partners do business and in which our employees are located. The COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, significant impacts on global markets. While the duration and severity of those impacts on our business continue to be uncertain, they have had, and could continue to have, an adverse effect on our business, financial position, cash flows and stock price in many ways, including, but not limited to, the following:
•The COVID-19 pandemic and responses to it have significantly limited or prevented the movement of goods and services worldwide, which has resulted in and which we expect to continue to result in disruptions in our supply chain, particularly with respect to materials in the semiconductor market. To date, we have been permitted to continue to operate in jurisdictions that have mandated the closure of certain businesses, and we expect to continue to do so in the future. Any future restrictions or closures could have a material impact on our business, results of operations, financial condition and cash flow and we may not be permitted to operate under such restrictions or closures. In particular, any limitations on, or closures of, our manufacturing facilities in Malaysia, Canada, Mexico and the United States (Illinois, Texas), or our distribution centers in Malaysia, Germany, Canada and the United States (Illinois, Texas), could have a material adverse impact on our ability to manufacture products and service customers. This extends as well to any disruptions to transportation including reduced availability of air transportation capacity and ocean freight capacity, which has led to, and which we expect to continue to lead to, longer transit times and increases in freight costs to deliver our products. If diminished transportation capacity levels continue, the speed at which we deliver our products will continue to be slower than the delivery times that we traditionally provide to our customers and could negatively impact our ability to meet customer demand.
•Our customers are, and continue to be, subject to significant risks and have had, and could continue to have, adverse impacts to their business operations and financial condition related to the COVID-19 pandemic, which could lead to a decrease in their liquidity and/or spending. This has impacted, and could continue to impact, our customers’ ability to pay for such products, solutions and services.
•Our workforce may be unable to work on-site or travel as a result of event cancellations, facility closures, shelter-in-place, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. These workforce disruptions have adversely affected and could continue to adversely affect, our ability to operate, including to develop, manufacture, generate sales of, promote, market and deliver our products, solutions and services, and provide customer support. Additionally, in September 2021, the President of the United States signed a series of executive orders, and related guidance was issued that, together, required certain employers to implement COVID-19 precautions, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). As a federal contractor, we were required to implement a mandatory vaccine policy. In January 2022, in response to various legal challenges to these orders, we suspended our requirement that our U.S. employees (subject to the exemptions described above) be vaccinated by February 9, 2022. We continue to evaluate our internal policy and the potential impact of the executive orders and legal responses to such executive orders on our business.
•We outsource certain business activities to third-parties. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. If one or more of the third-parties to whom we outsource certain business activities experience operational failures or business disruption as a result of the impacts from COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.
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
Additionally, as our portfolio of products increases, we may be subject to additional compliance obligations and liabilities for our business. For example, in October 2021, the United Kingdom’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public service agencies in Great Britain. The market investigation by the CMA may result in additional compliance obligations for our business.
Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.
The markets for certain products of ours are characterized by changing technologies and evolving industry standards and customer preferences. For example, the software industry is characterized by rapidly changing customer preferences in favor of digital capabilities, including public and private cloud solutions. In some cases, it is unclear what specific technology will be adopted in the market or what delivery model will prevail. In addition, new technologies such as voice over LTE and 5G or push-to-talk clients over LTE and 5G could reduce sales of our traditional products. The shift to smart public safety and the prevalence of data in our customer use cases results in our competing in a more fragmented marketplace. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from non-traditional suppliers, including public carriers, telecom equipment providers, consumer device manufacturers and software and video security companies. New products and services are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in certain cases or as we increase our reliance on third-party content and technology. Our success depends, in substantial part, on the timely and successful introduction of new products and services, upgrades and enhancements of current products to comply with emerging industry standards, laws and regulations, including country specific proprietary technology requirements, and to address competing technological and product developments carried out by our competitors. Developing new technologies to compete in a specific market may not be financially viable, resulting in our inability to compete in that market. The research and development of new, technologically-advanced products and services is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and services are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
We expect to continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) inability to realize our business plan with respect to the acquired businesses, (ii) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, including ensuring proper integration of acquired businesses’ legal and regulatory compliance programs, information technology systems and financial reporting and internal control systems, (iii) challenges in integrating acquired businesses to create the operating platform for public safety, (iv) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (v) the risk that our contractual relationships or the markets served do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (vi) the potential loss of key employees of the acquired businesses, (vii) the risk of diverting the attention of senior management from our operations, (viii) the risks of entering new markets in which we have limited experience, and (ix) future impairments of goodwill. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
Certain acquisition candidates in the industries in which we participate may carry higher relative valuations (based on revenues, earnings, cash flow, or other relevant multiples) than we do. This is particularly evident in recurring revenue businesses, software businesses and certain services businesses. Acquiring a business that has a higher relative valuation than Motorola Solutions may be dilutive to our earnings. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings.
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
Risks Related to Information Technology and Intellectual Property
Increased cybersecurity threats could lead to a security breach or other significant disruption of our IT systems, those of our outsource partners, suppliers or those we manufacture, install, and in some cases operate and maintain for our customers, and could have a negative impact on our operations, sales, and operating results.
We rely extensively on our information systems to manage our business operations. All information technology systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattack, cyber intrusion, computer viruses, security breach, ransomware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, war, insider trading, human error and computer and telecommunication failures. Similar to many other companies, we are consistently subject to attempts to compromise our information technology systems from both internal and external sources. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain customers of ours or as a software-based service, we face additional risk as a target of sophisticated attacks aimed at compromising both our company’s and our customers’ sensitive information and intellectual property. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. As a result of the continuing COVID-19 pandemic, a large portion of our office workers continue to work from home, which may also increase our vulnerability to cyber and other information technology risks. Additionally, the sophistication of these threats continues to grow and the complexity and scale of the systems to be protected continues to increase. In an effort to protect against such attacks, we maintain insurance related to cybersecurity risks and employ a number of countermeasures and security controls, including training, audits, and utilization of commercial information security threat sharing networks. If we fail to effectively manage our investment in cybersecurity, our business, products, and services could suffer from the resulting weaknesses in our infrastructure, systems or controls.
Further, our company outsources certain business operations, including, but not limited to IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. We are dependent, in certain instances, upon our outsourced business partners, suppliers, and customers to adequately protect our IT systems and those IT systems that we manage for our customers, including the hosts of our cloud infrastructure on top of which our cloud-based solutions are built, as well as the network connectivity upon which some of our services are built. Some of our customers are exploring broadband solutions that use public carrier networks on which our solutions would operate. We do not have direct oversight or influence over how public carrier networks manage the security, quality, or resiliency of their networks, and because they are an attractive high value target due to their role in critical infrastructure, they expose customers to an elevated risk over our private networks. In addition, we maintain certain networked equipment at customer locations and are reliant on those customers to protect and maintain that equipment.
A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in substantial costs to repair or replace our IT systems or the loss of critical data and interruptions or delays in our ability to perform critical functions. Such disruption may also result in the unauthorized release of proprietary, confidential or sensitive information of us or our customers, or the disruption of services provided to customers and essential for their mission. Such unauthorized access to, or release of, information or disruption of services could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims without adequate indemnification from our suppliers, and (iv) damage our reputation. Our potential liability related to such claims by customers or third-parties described above may not be contractually capped nor fully covered by our insurance. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. The continued global trend to enforce data sovereignty and negate legitimate cross border data flows increases the risk that we, directly or through some third party service provider, may inappropriately transfer personal data. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.
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
Motorola Mobility was acquired by Lenovo in 2014, which resulted in Lenovo having effective control over the Motorola Marks. Our risks under the license could increase if Lenovo expands its use of the Motorola Marks, or if our products and those of Lenovo converge. In addition, because our license of the Motorola Marks is limited to products and services within our specified fields of use, we are not permitted to use the Motorola Marks in other fields of use without the approval of Motorola Mobility. As we continue to expand our business into any other fields of use, we either must do so with a brand other than the Motorola brand, which could take considerable time and expense, or assume the risk that our expanded fields don’t meet the definition of permitted fields of use under our license, which could result in loss of our rights to use the Motorola Marks.
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
Our customers and suppliers are located throughout the world. In 2021, 32% of our revenue was generated outside of North America. In addition, 47% of our employees were employed outside of North America in 2021. Most of our suppliers' operations are outside the U.S.
A significant amount of manufacturing and research and development of our products, as well as administrative and sales facilities, takes place outside of the U.S. If the operations in these facilities is disrupted, our business, financial condition, results of operation, and cash flows could be negatively impacted.
Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust, anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade, labor and employment, environmental, health and safety, technical standards, consumer protection, intellectual property and data privacy, (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics, such as the continuing COVID-19 pandemic, and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
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
Over the last several years we have utilized third-parties to develop, design and/or manufacture many of our components and some of our products, and to perform portions of certain business operations such as IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. We expect to continue these practices in the future, which limit our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners.
We rely on third-parties to develop, design and/or manufacture many of our components and some of our products (including software), and to assist in performing certain IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. As we outsource more of such operations we are not able to directly control these activities. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack our desired level of performance or service, lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, (iii) there are significant changes in the financial or business condition of such third-parties, (iv) our third-party providers fail to comply with legal or regulatory requirements, (v) we have difficulties transitioning operations to such third-parties, or (vi) such third-parties are disrupted by external events, such as natural disasters or other significant disruptions (including COVID-related impacts as described above, extreme weather conditions related to climate change, acts of terrorism, cyberattacks and labor disputes).
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
As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks, as described further above. Once a business activity is outsourced we may be contractually prohibited from or may not practically be able to bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our business, financial conditions, results of operations, and cash flows.
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
Our future operating results depend on our ability to purchase at acceptable prices a sufficient amount of materials, parts, and components, as well as software and services, to meet the demands of our customers and any disruption to our suppliers or significant increase in the price of supplies could have a negative impact on our results of operations or financial condition.
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as software and services, from our suppliers. If demand for our products or services increases from our current expectations or if suppliers are unable to meet our demand for other reasons, including as a result of natural disasters, financial issues or other factors, we could experience an interruption in supply or a significant increase in the price of supply. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. For example, as we progressed through 2021, our supply chain has been increasingly impacted by global issues related to the effects of the COVID-19 pandemic, particularly with respect to the semiconductor market. This has resulted in increased costs driven by delivery delays and the need to purchase semiconductor components from alternative sources, including brokers, during the latter part of the fourth quarter of 2021 as described further below. We attempted, and continue to attempt, to mitigate such supply disruptions by closely monitoring our supply chain; by maintaining an active dialogue, and in some cases developing plans, with key suppliers; and by having our engineering teams work to modify certain products in order to maximize the continuity of supply. We expect reduced supply of these materials in the semiconductor market and the related mitigation efforts described above to continue throughout 2022, which may impact our ability to meet customer demand and negatively impact our results of operations.
Our suppliers may significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture their parts or components. As a result, we may not be able to increase our prices commensurately with our increased costs, which could negatively impact our results of operations or financial condition. In addition, certain supplies, including for some of our critical components, software and services solutions, are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. Where certain supplies are not available from our direct suppliers, we may be required to move to an alternative source or source certain items through the open market, which involves significantly increased prices that are difficult to forecast or predict. For example, we have been required to take these steps in certain instances in connection with the impact on the semiconductor market described above. Each of these factors may impact our ability to meet customer demand and could negatively impact our results of operations or financial condition.
We are exposed to risks under large, multi-year system and services contracts that may negatively impact our business.
We enter into large, multi-year system and services contracts with municipal, state, and nationwide government and commercial customers. In some cases, we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. Our entry into these contracts exposes us to risks, including among others: (i) technological risks, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts, the impact of currency fluctuations, inflation, and the related impact on operating results, (iv) cybersecurity risk, especially in managed services contracts with public safety and commercial customers that process data, and (v) political risk, especially related to the contracts with government customers. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancellable on short notice with limited penalties. Recovery of front-loaded capital expenditures in long-term managed services contracts is dependent on the continued viability of such customers. The termination of funding for a government program or insolvency of commercial customer could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.
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
In addition, privacy advocacy groups and other technology and industry groups have established or may establish various new or different self-regulatory standards that may place additional obligations on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third-parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our products and adversely affect our business.
Risks Related to Financial Performance or Economic Conditions
As we are a global company, we face a number of risks related to current global economic and political conditions in the markets in which we operate that have and could continue to unfavorably impact our business, financial condition, results of operations and cash flows.
Global economic and political conditions, including impacts from the continuing COVID-19 pandemic, continue to be challenging for many of our government and commercial markets, as economic growth in many countries and emerging markets has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain counterparties of ours and some of our customers are dependent on government grants to fund purchases of our products and services.
In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that continue to impact worldwide markets. The length of time these adverse economic and political conditions may persist is unknown. These political uncertainties and conflicts include new or increased tariffs and potential trade wars, threats to national security vulnerabilities linked to country of origin (in response to which the U.S. implemented prohibitions on, via the National Defense Authorization Act for Fiscal Year 2019, the use of federal funds to purchase and/or use telecommunications equipment and services and video surveillance equipment and services from Chinese vendors), and the United Kingdom’s decision to voluntarily exit the European Union on January 31, 2020 (commonly referred to as “Brexit”).
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
We rely on the experience of our senior management, most of whom have been with the Company for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. In addition, we face increased demands for technical personnel in areas such as software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. In particular, competition for experienced software and cloud computing infrastructure engineers is intense. Our efforts to attract, develop, integrate and retain highly skilled employees with appropriate qualifications may be compounded by intensified restrictions on travel (including during the continuing COVID-19 pandemic), immigration, or the availability of work visas. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, our business could be negatively impacted.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of February 7, 2022, the material properties that we used in connection with our business, serving all segments, are as follows:

Location	Approximate Size in Sq. Ft. (In thousands)	Owned vs. Leased	Purpose
Schaumburg, Illinois, U.S.	345	Leased	Research & development and customer support
Elgin, Illinois, U.S.	301	Leased	Manufacturing and distribution
Krakow, Poland	301	Leased	Research & development and corporate administrative
Penang, Malaysia	300	Leased	Manufacturing and distribution, research & development and corporate administrative
Plantation, Florida, U.S.	182	Leased	Corporate administrative
Chicago, Illinois, U.S.	179	Leased	Corporate administrative (global headquarters)
Tel Aviv, Israel	152	Leased	Research & development and corporate administrative
British Columbia, Canada	108	Leased	Manufacturing and distribution and corporate administrative
Allen, Texas, U.S.	138	Owned	Manufacturing and distribution and corporate administrative
Richardson, Texas, U.S.	136	Leased	Manufacturing and distribution

Item 3: Legal Proceedings
In addition to the matter referenced below, we are subject to legal proceedings and claims that have not been fully resolved and which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on our consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved, or in the periods in which more information is obtained that changes management's opinion of the ultimate disposition.
See "Note 12: Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding our legal proceedings.

Item 4: Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following are the persons who are the executive officers of the Company, their ages, and current titles as of February 16, 2022 and the positions they have held during the last five years with the Company or as otherwise noted:
Gregory Q. Brown; age 61; Chairman and Chief Executive Officer since May 3, 2011.
Mark S. Hacker; age 50; Executive Vice President, General Counsel and Chief Administrative Officer since January 21, 2015.
John P. "Jack" Molloy; age 50; Executive Vice President and Chief Operating Officer since November 18, 2021; Executive Vice President, Products and Sales from August 2018 to November 2021; Executive Vice President, Worldwide Sales and Services from July 2017 to August 2018; and Executive Vice President, Worldwide Sales from January 2016 to July 2017.
Rajan S. Naik; age 50; Senior Vice President, Strategy and Ventures, since December 2017; and Corporate Vice President, Chief Strategy Officer from March 2016 to December 2017.
Daniel G. Pekofske; age 45; Corporate Vice President and Chief Accounting Officer since September 10, 2018; and Vice President and Treasurer from January 2016 to September 2018.
Mahesh Saptharishi; age 44; Executive Vice President and Chief Technology Officer since November 18, 2021; Senior Vice President, Software Enterprise and Mobile Video, and Chief Technology Officer from June 2021 to November 2021; Chief Technology Officer & Senior Vice President, Software Enterprise from April 2021 to June 2021; Senior Vice President, Chief Technology Officer from February 2019 to April 2021; and Chief Technology Officer, Senior Vice President of Avigilon from

September 2014 to January 2019. Avigilon, a provider of advanced security and video solutions, is a subsidiary of the Company, which the Company acquired in 2018.
Jason J. Winkler; age 47; Executive Vice President and Chief Financial Officer since July 1, 2020; Senior Vice President, Finance from September 2018 to June 2020; and Corporate Vice President, Finance, Global Sales & Services from February 2016 to September 2018.
Cynthia M. Yazdi; age 57; Senior Vice President, Communications & Brand since February 2, 2022; Senior Vice President, Chief of Staff, Communications & Brand and Motorola Solutions Foundation from November 2021 to February 2022; Senior Vice President, Chief of Staff, Marketing and Communications and Motorola Solutions Foundation from August 2018 to November 2021; Corporate Vice President, Chief of Staff to the Chairman and CEO, Global Marketing and Communications from February 2018 to August 2018; and Vice President, Chief of Staff, Global Marketing and Communications from September 2016 to February 2018.
The above executive officers will serve as executive officers of the Company until the regular meeting of the Board of Directors in May 2022 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange and trades under the symbol "MSI." The number of stockholders of record of its common stock on February 7, 2022 was 19,475. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
During 2021, we declared regular quarterly dividends of $0.71 per share of our common stock for each of the first three quarters of fiscal 2021, and $0.79 per share of our common stock for the fourth quarter of fiscal 2021. While we expect to continue to pay comparable regular quarterly dividends in 2022, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.
Unregistered Sales of Equity Securities
On October 29, 2021, the Company issued 2,814 shares of common stock in connection with the acquisition of Envysion to certain former shareholders of Envysion. The stock was issued for an aggregate grant-date fair value of $1 million that will be expensed over an average service period of one year. Additionally, on December 16, 2021, the Company issued 13,007 shares of common stock in connection with the acquisition of 911 Datamaster to certain former equityholders of 911 Datamaster. The stock was issued for an aggregate grant-date fair value of $3 million that will be expensed over an average service period of two years. The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to both transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
10/02/2021 to 10/27/2021	299,184	$239.06	299,184	$2,168,146,611
10/28/2021 to 11/23/2021	86,577	$247.78	86,577	$2,146,694,562
11/24/2021 to 12/31/2021	101,964	$256.20	101,964	$2,120,571,843
Total	487,725	$244.19	487,725

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)
As originally announced on July 28, 2011, and subsequently amended, including in May 2021, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2021, the Company had used approximately $13.9 billion, including transaction costs, to repurchase shares, leaving $2.1 billion of authority available for future repurchases.

Performance Graph
The following graph compares the five-year cumulative total shareholder returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2016 and reflects the reinvestment of dividends.

Five-Year Performance Graph
Price
$360
$320
$280
$240
$200
$160
$120
$80
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Motorola Solutions
S&P 500
S&P Communications

Years Ended	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Motorola Solutions	$100.00	$111.45	$144.48	$205.43	$220.61	$357.18
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
S&P Communications Equipment	$100.00	$127.11	$146.28	$165.89	$166.94	$252.61

Item 6: [Reserved.]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2021 and 2020 and results of operations and cash flows for each of the three years in the period ended December 31, 2021. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Our Business
Motorola Solutions is a global leader in mission-critical communications and analytics. Our technologies in Land Mobile Radio Communications ("LMR" or "LMR Communications"), Video Security and Access Control and Command Center Software, bolstered by managed and support services, make communities safer and help businesses stay productive and secure. We serve more than 100,000 public safety and commercial customers in over 100 countries, providing “purpose-built” solutions designed for their unique needs, and we have a rich heritage of innovation focusing on advancing global safety for more than 90 years.
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, the Company has principal product lines that also follow our three major technologies: LMR Communications, Video Security and Access Control and Command Center Software. In January 2022 we renamed one of our three major products and services technologies from LMR Mission Critical Communications to LMR Communications in an effort to more succinctly brand our LMR technology. This change was to the name of the technology only and no financial information was reclassified from previous periods.
The Company has invested across these three technologies, evolving the Company’s LMR focus to purposefully integrate software, video security and access control solutions for public safety and enterprise customers globally.
Our strategy is to generate value through the integration of each technology into our ecosystem, uniting voice, software, video security, access control and analytics to interoperate. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for individuals, businesses and agencies when we unite these technologies as one connected system. With our technology ecosystem, our goal is to help remove silos between systems, unify data, streamline workflows, simplify management and support evolving technologies. Across all three technologies, we offer cloud-based solutions, cybersecurity services and managed and support services.
An example of our integrated technology ecosystem in action is when our municipal governmental agency customers leverage communications, video security, analytics and cloud-based software to understand what is happening across their cities, which we believe helps to improve community collaboration and overall safety. Video Security and Access Control solutions help users identify and understand events, find lost people and protect property. Command Center Software informs and assists emergency response by unifying data across the 911 workflow, including call handling, dispatch, video analytics, field reporting, records, evidence and community input. Voice and data communications connect law enforcement, fire and emergency medical services from different agencies and jurisdictions in an effort to improve coordination and collaboration. The end-to-end integration of these technologies assists agencies in detecting, analyzing, communicating and responding to incidents.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2021, the segment’s net sales were $5.0 billion, representing 62% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, public safety Long Term Evolution (“LTE”) and enterprise-grade private LTE. We are a global leader in the two-way radio category, including Project 25 (“P25”), Terrestrial Trunked Radio (“TETRA”) and Digital Mobile Radio (“DMR”), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including infrastructure and devices operating in 700 MHz, 900 MHz and Citizens’ Broadband Radio Service (“CBRS”) frequencies. Primary sources of revenue for this technology come from selling devices and building telecommunications networks, including infrastructure, installation and integration with our customers’ technology environments.
Our technology enables voice and multimedia collaborations across different two-way radio, WiFi or public LTE and private broadband networks. We believe that first responders continue to trust LMR communications because they are purpose-built and designed for reliability, availability, security and resiliency to withstand the most challenging conditions. By adding broadband data capabilities to our two-way radios, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to share information and over-the-air programming to optimize device uptime.
The LMR technology within the Products and Systems Integration segment represented 84% of the net sales of the total segment in 2021.

Video Security and Access Control
Our Video Security and Access Control technology includes video management infrastructure, AI-powered security cameras including fixed and mobile (body-worn and in-vehicle) and access control solutions. We deploy video security and access control solutions to thousands of government and commercial customers around the world including school campuses, transportation systems, healthcare centers, public venues, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to enable continuous monitoring that can improve situational awareness, verify critical events or incidents in real-time and provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers in particular are increasingly turning to video security technologies, including fixed street cameras, in-vehicle cameras and body-worn cameras, to increase visibility, accountability and safety for citizens, communities and first responders alike. Additionally, our view is that government, public safety agencies and businesses are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
Since 2018, we have developed our video security and access control business through investments in research and development and through acquisitions, directly contributing to our growth strategy to serve as a leader in end-to-end video security solutions. These activities have supported the expansion of our portfolio, which started with fixed video, access control and AI-enabled analytics solutions and has evolved to include mobile video (body-worn and in-vehicle cameras) for both public safety and commercial markets, a broader range of fixed video security technologies, business analytics and cloud-based access control solutions.
Software and Services Segment
In 2021, the segment’s net sales were $3.1 billion, representing 38% of our consolidated net sales.
LMR Communications
LMR Communications services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned networks. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, device and infrastructure refresh opportunities, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
Given the mission-critical nature of our customers’ operational environments, we aim to design the LMR networks they rely on for availability, security and resiliency, as well as to keep pace with technological advancements. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases become available, we work with our customers to upgrade software, hardware, or both, with respect to site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, and more, on-site or remotely.
The LMR technology within the Software and Services segment represented 70% of the net sales of the total segment in 2021.
Video Security and Access Control
Video Security and Access Control software includes video management software, decision and digital evidence management software and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, serving as an ecosystem that provides end-to-end video security to strive to keep people, property and assets safe.
Our video network management software is embedded with artificial intelligence (“AI”)-enabled analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the volume of video footage, we believe this is critical to monitor and manage to deliver meaningful, action-oriented insights.
For example, AI-enabled analytics can detect unusual behavior such as a person at a facility out of hours, locate a missing child at a theme park with Appearance Search, flag a denylisted vehicle at a school through license plate recognition, or send an alert through access control if doors are propped open at a hospital.
Video Security and Access Control services include our video-as-a-service offering for law enforcement, simplifying procurement by bundling hardware and software into a single subscription. Body-worn cameras and in-car video systems can be paired with either on-premises or cloud-based digital evidence management software and complementary command center software products. Additionally, Avigilon fixed video systems connected to Avigilon Cloud Services (“ACS”) provide our customers with the ability to securely access video across their sites from a remote central monitoring location and more easily integrate with their other systems.
The Video Security and Access Control technology within the Software and Services segment represented 13% of the net sales of the total segment in 2021.

Command Center Software
Our Command Center Software suite, CommandCentral, consists of native cloud and on-premises solutions that support the complex process of the public safety workflow from "911 call to case closure." The moment a citizen dials 911, an array of roles are involved in coordinating response and post-incident management, such as dispatchers who route calls to police, fire and emergency medical services, first responders in the field, intelligence analysts who manage real-time operations, records specialists who preserve the integrity of information and evidence, crime analysts who identify patterns and accelerate investigations, and corrections officers who oversee jail and inmate management.
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
As the public safety market continues to evolve toward software offerings that more efficiently run their operations, reduce response times and increase officer availability, we have focused on providing cloud-based software-as-a service (“SaaS”) with ancillary implementation and managed services in addition to on-premises solutions. Our CommandCentral suite, hosted in Microsoft Azure Government, includes call handling, CAD, field reporting, records, evidence, investigations and jail in an integrated cloud-based offering. We believe that cloud deployment delivers agencies key benefits, including faster deployment, increased security, rapid scaling in the event of an emergency and a secure investment that keeps pace as technology advances. In addition to this native cloud suite, we offer a hybrid solution that delivers a migration path from on-premises software solutions to cloud-connected capabilities.
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
The Command Center Software technology within the Software and Services segment represented 17% of the net sales of the total segment in 2021.
2021 Financial Results
•Net sales were $8.2 billion in 2021 compared to $7.4 billion in 2020.
•Operating earnings were $1.7 billion in 2021 compared to $1.4 billion in 2020.
•Net earnings attributable to Motorola Solutions, Inc. were $1.2 billion, or $7.17 per diluted common share in 2021, compared to earnings of $949 million, or $5.45 per diluted common share in 2020.
•Our operating cash flow was $1.8 billion in 2021 compared to $1.6 billion in 2020.
•We returned over $1.0 billion of capital to shareholders, in the form of $528 million in share repurchases and $482 million in dividends in 2021.
•We increased our quarterly dividend by 11% to $0.79 per share in November 2021.
•We ended 2021 with a backlog position of $13.6 billion, up $2.2 billion compared to 2020.

Segment Financial Highlights
•In the Products and Systems Integration segment, net sales were $5.0 billion in 2021, an increase of $399 million, or 9%, compared to $4.6 billion in 2020. On a geographic basis, net sales increased in both the North America region and the International regions. Operating earnings were $760 million in 2021, compared to $656 million in 2020. Operating margins increased in 2021 to 15.1% from 14.2% in 2020 primarily due to increased sales volume, partially offset by higher operating expenses driven by a $50 million gain on the sale of property, plant and equipment in 2020 that did not recur in 2021, higher employee incentive costs and higher expenses associated with acquired businesses. The overall increase in operating expenses was partially offset by $43 million lower reorganization of business charges and $16 million lower Hytera-related legal expenses.
•In the Software and Services segment, net sales were $3.1 billion in 2021, an increase of $358 million, or 13%, compared to $2.8 billion in 2020. On a geographic basis, net sales increased in both the North America and International regions. Operating earnings were $907 million in 2021, compared to $727 million in 2020. Operating margin increased in 2021 to 28.9% from 26.2% in 2020 due to higher sales and gross margin contribution, partially offset by higher operating expenses driven by expenses associated with acquired businesses, higher employee incentive costs and higher intangible assets amortization expense. The overall increase in operating expenses was partially offset by $11 million lower reorganization of business expenses and $7 million lower share-based compensation expenses.
COVID-19
In response to the COVID-19 pandemic, there have been a broad number of governmental and commercial actions taken to limit the spread of the virus, including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have continued to create uncertainty regarding the impact of COVID-19. In particular, the recent acceleration of the "omicron variant" of the virus and the highly contagious “delta variant” of the virus have caused recent surges of COVID-19 cases in the U.S. and other countries around the world. We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position.
We continue to abide by a number of measures in an effort to protect the health and well-being of our employees and customers, including encouraging office workers to work remotely, reducing employee travel, withdrawing from certain industry events, increasing the frequency of cleaning services, encouraging face coverings, and using thermal scanning. We have allowed essential business travel; however, we continue to carefully assess conditions on a geographical basis to determine when employees can safely return to our offices. We also facilitated the process for our employees in certain locations to receive the COVID-19 vaccine, as vaccines are distributed and administered throughout the U.S. and the global community.
As conditions continue to fluctuate around the world, with both vaccine administration and the rates of new variants of COVID-19 (particularly the omicron and delta variants) rising in certain regions, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. The health and safety of our employees remains our top priority, and we continue to monitor the daily evolution of the pandemic, including the spread of the omicron and delta variants. As of the date of this filing, we are following the U.S. Centers for Disease Control and Prevention guidance and state and local restrictions with respect to our U.S. employees, as well as guidance from corresponding international authorities with respect to our non-U.S. employees.
Additionally, in September 2021, the President of the United States signed a series of executive orders, and related guidance was issued that, together, required certain employers to implement COVID-19 precautions, including mandatory COVID-19 vaccines for employees (subject to medical and religious exemptions). As a federal contractor, we were required to implement a mandatory vaccine policy. In January 2022, in response to various legal challenges to these orders, we suspended our requirement that our U.S. employees (subject to the exemptions described above) be vaccinated by February 9, 2022. We continue to evaluate our internal policy and the potential impact of the executive orders and legal responses to such executive orders on our business.
As we progressed through 2021, our supply chain has been increasingly impacted by global issues related to the effects of the COVID-19 pandemic, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This has resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. During the latter part of the fourth quarter of 2021, costs increased driven by delivery delays and the need to purchase semiconductor components from alternative sources, including brokers. We anticipate increased costs to procure materials within the semiconductor market to continue into the first half of 2022. We are closely monitoring our supply chain and have maintained an active dialogue, and in some cases developed plans, with key suppliers in an effort to mitigate supply chain risks or otherwise minimize the impact from those risks. We will continue to actively manage our supply chain in an effort to prevent major delays in selling our products and services.
Although the COVID-19 pandemic continued to introduce challenges throughout 2021, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impacts on net sales and operating margin will be limited throughout 2022. Within the Products and Systems Integration segment, while we are encouraged by strong LMR backlog and the resiliency of the Video Security and Access Control technology that experienced growth in 2021, supply constraints continue to impact our LMR business and we expect demand for our products will continue to out-pace our ability to obtain supply throughout 2022. In addition, in March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We experienced the positive impact of the ARPA funding on our business and results of operations during 2021 and anticipate that the ARPA will continue to have a positive impact throughout 2022.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of December 31, 2021. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost-reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, we evaluated whether there were any impairment indicators as of December 31, 2021, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the fourth quarter of 2021, we concluded our assets were fairly stated and recoverable.
For further information, please see “Part I. Item 1. Business” and “Part I. Item 1A. Risk Factors” in this Form 10-K. The Company’s current expectations described above are forward-looking statements and our actual results may differ.
Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center Software	Software and Services	911 Datamaster	Provider of Next Generation 911 data solutions that helps to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021
Command Center Software	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020

Video Security and Access Control	Software and Services	Unnamed data solutions business for vehicle location information	Provider of additional data to our existing license plate recognition database.	$85 million	October 16, 2019
Video Security and Access Control	Products and Systems Integration Software and Services	WatchGuard, Inc.	Provider of in-car and body-worn video solutions.	$271 million, inclusive of share-based compensation of $16 million	July 11, 2019
LMR	Products and Systems Integration Software and Services	Avtec, Inc.	Provider of dispatch communications for U.S. public safety and commercial customers to communicate, coordinate resources, and secure their facilities.	$136 million	March 11, 2019
Video Security and Access Control	Products and Systems Integration Software and Services	VaaS International Holdings	Global provider of data and image analytics for vehicle location.	$445 million, inclusive of share-based compensation of $38 million	January 7, 2019
Climate Change
We expect that our operations and supply chain will become increasingly subject to federal, state, local and foreign laws, regulations and international treaties and industry standards relating to climate change. For example, in October 2021 the U.K.’s Cabinet Office began requiring companies bidding on contracts with the U.K. government that have a value of over £5m per year to have carbon reduction plans that contain a commitment to achieving net zero emissions by 2050 for U.K. operations. This requirement applies to our operations in the U.K. Although Motorola Solutions UK Ltd. and Airwave Solutions Ltd., our U.K. subsidiaries, each committed to achieving net zero emissions by 2050 for such entities' U.K. operations, this requirement and any similar future requirements and other increased regulation of climate change concerns could subject us to additional costs and restrictions, impact our competitive position or require us to make certain changes to our manufacturing practices and/or product designs.
Looking Forward
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
As public safety needs continue to evolve, we anticipate growth opportunities within the command center as our Command Center Software suite covers the mission-critical workflow, from 911 intake to case closure and management. We expect increased growth in our integrated software next generation core services and our cloud-based solutions, such as the PremierOne Cloud suite, as well as hybrid cloud solutions that provide a migration path from on-premises software solutions to cloud-connected capabilities.
Within Video Security and Access Control, we expect growth across our portfolio of fixed and mobile security solutions embedded with advanced analytics and access control solutions. We believe drivers include expansion of traditional video sales beyond commercial customers to government and public safety customers. Additionally, we expect customers to continue to embrace analytics that convert video into data and the scalability of the cloud to run their operations, and we also expect continued expansion of offerings such as video-as-a-service and Avigilon Cloud Services.
Finally, we anticipate new opportunities from the investments we are making to integrate our LMR, Video Security and Access Control and Command Center Software technologies into one unified ecosystem. We have made go-to-market and research and development investments in both Video Security and Access Control and our Command Center Software technologies with growth in mind. We have made a number of acquisitions and we see opportunities to continue to rationalize costs within both segments of our business, further driving operating leverage in our businesses. We believe our integrated ecosystem for public and enterprise safety can enable strong collaboration by removing system silos, simplifying management and automating workflows.
We expect our growth within LMR may be limited by supply in 2022. Refer to “COVID-19” set forth in this “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a further discussion of our outlook with respect to the continuing impact of COVID-19 on our financial condition, results of operations and cash flows.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2021	% of Sales **	2020	% of Sales **	2019	% of Sales **
Net sales from products	$4,606		$4,087		$4,746
Net sales from services	3,565		3,327		3,141
Net sales	8,171		7,414		7,887
Costs of product sales	2,104	45.7%	1,872	45.8%	2,049	43.2%
Costs of services sales	2,027	56.9%	1,934	58.1%	1,907	60.7%
Costs of sales	4,131	50.6%	3,806	51.3%	3,956	50.2%
Gross margin	4,040	49.4%	3,608	48.7%	3,931	49.8%
Selling, general and administrative expenses	1,353	16.6%	1,293	17.4%	1,403	17.8%
Research and development expenditures	734	9.0%	686	9.3%	687	8.7%
Other charges	286	3.5%	246	3.3%	260	3.3%
Operating earnings	1,667	20.4%	1,383	18.7%	1,581	20.0%
Other income (expense):
Interest expense, net	(208)	(2.5)%	(220)	(3.0)%	(220)	(2.8)%
Gains (losses) on sales of investments and businesses, net	1	—%	(2)	—%	5	0.1%
Other	92	1.1%	13	0.2%	(365)	(4.6)%
Total other expense	(115)	(1.4)%	(209)	(2.8)%	(580)	(7.4)%
Net earnings before income taxes	1,552	19.0%	1,174	15.8%	1,001	12.7%
Income tax expense	302	3.7%	221	3.0%	130	1.6%
Net earnings	1,250	15.3%	953	12.9%	871	11.0%
Less: Earnings attributable to noncontrolling interests	5	0.1%	4	0.1%	3	—%
Net earnings*	$1,245	15.2%	$949	12.8%	$868	11.0%
Earnings per diluted common share*	$7.17		$5.45		$4.95
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic Market Sales by Locale of End Customer

	2021	2020	2019
North America	68%	68%	67%
International	32%	32%	33%
	100%	100%	100%

Results of Operations—2021 Compared to 2020
Net Sales

	Years ended December 31
(In millions)	2021	2020	% Change
Net sales from Products and Systems Integration	$5,033	$4,634	9%
Net sales from Software and Services	3,138	2,780	13%
Net sales	$8,171	$7,414	10%
The Products and Systems Integration segment’s net sales represented 62% of our net sales in 2021, compared to 63% in 2020. The Software and Services segment’s net sales represented 38% of our net sales in 2021, compared to 37% in 2020.
Net sales increased by $757 million, or 10%, compared to 2020. The 9% increase in net sales within the Products and Systems Integration segment was driven by a 9% increase in the North America region and an 8% increase in the International region. The 13% increase in the Software and Services segment was driven by a 14% increase in the North America region and a 11% increase in the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $89 million of revenue from acquisitions, driven by growth in LMR, inclusive of public safety LMR products and PCR, and Video Security and Access Control;
•growth in the Software and Services segment, inclusive of $31 million of revenue from acquisitions, driven by an increase in LMR services, Video Security and Access Control and Command Center Software; and
•$130 million from favorable currency rates.
Regional results included:
•an 11% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in LMR, Video Security and Access Control and Command Center Software; and
•a 9% increase in the International region, inclusive of revenue from acquisitions, driven by growth in LMR, Video Security and Access Control and Command Center Software.
Products and Systems Integration
The 9% increase in the Products and Systems Integration segment was driven by the following:
•$211 million, or 5% growth in public safety LMR products and PCR, driven by both the North America and International regions;
•$188 million, or 29% growth in Video Security and Access Control, inclusive of revenue from acquisitions, in both the North America and International regions; and
•$60 million from favorable currency rates.
Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•$197 million, or 10% growth in LMR services, driven by both the North America and International regions;
•$112 million, or 39% growth in Video Security and Access Control software, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$49 million, or 10% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$70 million from favorable currency rates.
Gross Margin

	Years ended December 31
(In millions)	2021	2020	% Change
Gross margin	$4,040	$3,608	12%

Gross margin was 49.4% of net sales in 2021 compared to 48.7% of net sales in 2020. The $432 million increase was driven by:

•higher gross margins within the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth and improved mix of service offerings, partially offset by higher employee incentive costs; and
•consistent gross margin contribution in the Products and Systems Integration segment as a result of favorable product mix and reduced reorganization of business charges, offset by an increase in employee incentive costs.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2021	2020	% Change
Selling, general and administrative expenses	$1,353	$1,293	5%
SG&A expenses increased $60 million, or 5% in 2021 compared to 2020. SG&A expenses were 16.6% of net sales in 2021 compared to 17.4% of net sales in 2020. The increase in SG&A expenses was primarily due to higher employee incentive costs, expenses associated with acquired businesses, higher travel expenses and increased share-based compensation expenses. The overall increase in SG&A expenses was partially offset by lower Hytera-related legal expenses.
Research and Development ("R&D") Expenditures

	Years ended December 31
(In millions)	2021	2020	% Change
Research and development expenditures	$734	$686	7%
R&D expenditures increased $48 million, or 7% in 2021 compared to 2020 primarily due to higher employee incentive costs and higher expenses associated with acquired businesses, partially offset by lower share-based compensation expenses. R&D expenditures were 9.0% of net sales in 2021 and 9.3% of net sales in 2020.
Other Charges

	Years ended December 31
(In millions)	2021	2020
Other charges	$286	$246
Other charges increased $40 million, or 16% in 2021 compared to 2020 primarily due to the following:
•$50 million gain on the sale of property, plant and equipment in 2020 that did not recur in 2021;
•$236 million of intangible asset amortization expense in 2021 compared to $215 million in 2020;
•$10 million of operating lease asset impairments in 2021 that did not occur in 2020; and
•$15 million of charges for acquisition-related transaction fees in 2021 as compared to $9 million in 2020; partially offset by
•$24 million of net reorganization of business charges in 2021 compared to $57 million in 2020 (see "Note 14: Reorganization of Businesses" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information);
•$3 million of legal settlements in 2021 compared to $9 million in 2020; and
•$5 million of fixed asset impairments in 2020 that did not recur in 2021.
Operating Earnings

	Years ended December 31
(In millions)	2021	2020
Operating earnings from Products and Systems Integration	$760	$656
Operating earnings from Software and Services	907	727
Operating earnings	$1,667	$1,383
Operating earnings increased $284 million, or 21% in 2021 compared to 2020. The increase in Operating earnings was due to:

•Software and Services segment increased $180 million from 2020 to 2021 driven by higher sales and gross margin contribution and an improved mix of service offerings, offset by higher operating expenses. The increase in operating expenses was driven by higher expenses associated with acquired businesses, higher employee incentive costs and higher intangible assets amortization expense, partially offset by $11 million lower reorganization of business expenses and $7 million lower share-based compensation expenses; and
•Products and Systems Integration increased $104 million from 2020 to 2021 primarily driven by increased sales volume, partially offset by higher operating expenses. The increase in operating expenses was driven by a $50 million gain on the sale of property, plant and equipment in 2020 that did not recur in 2021, higher employee incentive costs and higher expenses associated with acquired businesses, partially offset by: $43 million lower reorganization of business charges and $16 million lower Hytera-related legal expenses.
Interest Expense, net

	Years ended December 31
(In millions)	2021	2020
Interest expense, net	$(208)	$(220)
The $12 million decrease in net interest expense in 2021 compared to 2020 was a result of the reversal of an $11 million non-cash interest accrual related to an international tax audit and lower interest rates on debt outstanding.
Gains (losses) on Sales of Investments and Businesses, net

	Years ended December 31
(In millions)	2021	2020
Gains (losses) on sales of investments and businesses, net	$1	$(2)
The net gains (losses) on sales of investments and businesses were primarily related to the sales of various equity investments.
Other, net

	Years ended December 31
(In millions)	2021	2020
Other, net	$92	$13
Net Other income increased $79 million in 2021 compared to 2020 primarily due to:
•$17 million of foreign currency gains in 2021 compared to $44 million of foreign currency losses in 2020;
•$123 million of net periodic pension and postretirement benefits in 2021 compared to $81 million of net periodic pension and postretirement benefits in 2020;
•an $18 million loss on the extinguishment of long term debt in 2021 compared to a $56 million loss on the extinguishment of long-term debt in 2020 (see "Note 5: Debt and Credit Facilities" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information); and
•$4 million of investment impairments in 2020 that did not occur in 2021; partially offset by
•$30 million loss on derivatives in 2021 compared to a $25 million gain on derivatives in 2020; and
•an $8 million loss on fair value adjustments to equity investments in 2021 compared to a $6 million gain on fair value adjustments to equity investments in 2020.
Effective Tax Rate

	Years ended December 31
(In millions)	2021	2020
Income tax expense	$302	$221
Income tax expense increased by $81 million in 2021 compared to 2020, for an effective tax rate of 19.5%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•a $34 million benefit due to a change in the Company's ability to utilize tax attribute carryforwards resulting in the partial release of valuation allowances (see "Note 7: Income Taxes" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information); and

•$32 million of benefits due to the recognition of excess tax benefits on share-based compensation.
Our effective tax rate in 2020 was 18.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
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
Net sales decreased by $473 million, or 6% in 2020 compared to 2019. The 13% decline in net sales within the Products and Systems Integration segment was driven by an 11% decline in the North America region and an 18% decline in the International region. The 9% increase in the Software and Services segment was driven by a 12% increase in the North America region and a 4% increase in the International region. The decrease in net sales included:
•a decline in the Products and Systems Integration segment, inclusive of $119 million of revenue from acquisitions, driven by a decline in public safety LMR and PCR, partially offset by growth in Video Security;
•growth in the Software and Services segment, inclusive of $84 million of revenue from acquisitions, driven by an increase in Video Security and Access Control, Command Center Software, and LMR services due to strong demand in the North America region; and
•$12 million from unfavorable currency rates.
Regional results include:
•a 5% decline in the North America region, inclusive of revenue from acquisitions, driven by declines in public safety LMR and PCR, partially offset by growth in Video Security and Access Control, LMR services, and Command Center Software; and
•a 9% decline in the International region, inclusive of revenue from acquisitions, driven by declines in public safety LMR and PCR, partially offset by growth in Video Security and Access Control, Command Center Software, and LMR public safety services.
Products and Systems Integration
The 13% decrease in the Products and Systems Integration segment was driven by the following:
•$838 million, or 17% decline in public safety LMR and PCR, inclusive of revenue from acquisitions, in both the International and North America regions, primarily driven by a delay in customer engagement due to the COVID-19 pandemic; partially offset by
•$143 million, or 29% growth in Video Security and Access Control, inclusive of revenue from acquisitions, in both the International and North America regions; and
•$3 million from favorable currency rates.
Software and Services
The 9% increase in the Software and Services segment was driven by the following:
•$117 million, or 6% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America region;
•$75 million, or 36% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$30 million, or 7% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; partially offset by
•$15 million from unfavorable currency rates.

Gross Margin

	Years ended December 31
(In millions)	2020	2019	% Change
Gross margin	$3,608	$3,931	(8)%
Gross margin was 48.7% of net sales in 2020 and 49.8% of net sales in 2019. The $323 million decrease was driven by:
•lower gross margin contribution in the Products and Systems Integration segment as a result of the decline in public safety LMR and PCR sales, as well as lower margins on projects driven by a delay in engagements from COVID-19, partially offset by lower incentive costs; partially offset by
•higher gross margins within the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth, driven by improved mix of service offerings and lower travel and incentive costs.
Selling, General and Administrative Expenses

	Years ended December 31
(In millions)	2020	2019	% Change
Selling, general and administrative expenses	$1,293	$1,403	(8)%
SG&A expenses decreased $110 million, or 8% in 2020 compared to 2019. SG&A expenses were 17.4% of net sales in 2020 compared to 17.8% of net sales in 2019. The decrease in SG&A expenses was primarily due to reduced employee incentive costs, travel expenses, and indirect expenses. The overall reduction in SG&A expenses was partially offset by expenses associated with acquired businesses.
Research and Development Expenditures

	Years ended December 31
(In millions)	2020	2019	% Change
Research and development expenditures	$686	$687	—%
R&D expenditures remained consistent in 2020 compared to 2019. R&D expenditures were 9.3% of net sales in 2020 and 8.7% of net sales in 2019.
Other Charges

	Years ended December 31
(In millions)	2020	2019
Other charges	$246	$260
Other charges decreased by $14 million in 2020 compared to 2019 primarily due to the following:
•$50 million gain on sale of a manufacturing facility in Europe in 2020; partially offset by
•$57 million of net reorganization of business charges in 2020 as compared to $40 million in 2019 (see "Note 14: Reorganization of Businesses" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information);
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
Operating earnings decreased $198 million, or 13% in 2020 compared to 2019. The decrease in Operating earnings was due to:
•Products and Systems Integration decreased by $338 million from 2020 to 2019 driven by lower sales and gross margin contribution, partially offset by lower operating expenses driven by lower employee incentive costs, indirect expenses, and travel expenses. The overall reduction in operating expenses was offset by: $23 million higher reorganization of business expenses, $11 million higher share-based compensation expenses and higher operating expenses from acquisitions.
•Software and Services segment increased by $140 million from 2020 to 2019 driven by higher sales and gross margin contribution, along with reduced operating expenses due to operating leverage, inclusive of lower employee incentive costs and travel expenses. The overall reduction in operating expenses was partially offset by: $6 million higher reorganization of business expenses, $5 million higher intangible amortization driven by acquisitions and higher operating expenses from acquisitions.
Interest Expense, net

	Years ended December 31
(In millions)	2020	2019
Interest expense, net	$(220)	$(220)
Interest expense, net in 2020 compared to 2019 remained relatively consistent due to a one-time receipt of interest income related to a tax refund and lower interest rates on debt outstanding, offset by lower interest income earned on cash due to lower interest rates.
Gains (losses) on Sales of Investments and Businesses, net

	Years ended December 31
(In millions)	2020	2019
Gains on sales of investments and businesses, net	$(2)	$5
The net gains (losses) in 2020 and 2019 were primarily related to the sales of various equity investments.
Other, net

	Years ended December 31
(In millions)	2020	2019
Other, net	$13	$(365)
Net Other income (Loss) increased $378 million in 2020 compared to 2019 primarily due to:
•$359 million U.S pension settlement loss in 2019 (see "Note 8: Retirement Benefits" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information);
•$25 million gain on derivatives in 2020 compared to an $8 million loss on derivatives in 2019;
•$4 million of investment impairments in 2020 compared to $18 million in 2019; partially offset by
•$44 million of foreign currency losses in 2020 compared to $22 million in 2019; and
•$56 million of net losses from repurchases of long term debt in 2020 as compared to a loss of $46 million in 2019 (see "Note 5: Debt and Credit Facilities" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information).

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
Our effective tax rate in 2019 was 13.0%, which is lower than the current U.S. federal statutory rate of 21% primarily related to:
•a $77 million benefit due to the partial release of a valuation allowance to our U.S. foreign tax credit carryforward (see "Note 7: Income Taxes" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information); and
•$27 million of benefits due to the recognition of excess tax benefits on share-based compensation.
Reorganization of Businesses
In 2021, we recorded net reorganization of business charges of $32 million relating to the separation of 600 employees, of which 200 were indirect employees and 400 were direct employees. The $32 million of charges included $8 million recorded to Cost of sales and $24 million recorded to Other charges. Included in the aggregate $32 million are charges of $42 million for employee separation costs partially offset by $10 million of reversals for accruals no longer needed.
During 2020, we recorded net reorganization of business charges of $86 million relating to the separation of 1,200 employees, of which 400 were indirect employees and 800 were direct employees. The $86 million of charges included $29 million recorded to Cost of sales and $57 million recorded to Other charges. Included in the aggregate $86 million were charges of $100 million for employee separation costs and $2 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed.
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
The following table displays the net charges incurred by business segment due to such reorganizations:

Years ended December 31	2021	2020	2019
Products and Systems Integration	$25	$69	$45
Software and Services	7	17	12
	32	$86	$57
Cash payments for employee severance in connection with the reorganization of business plans were $77 million, $85 million, and $63 million in 2021, 2020, and 2019, respectively. The reorganization of business accruals for employee separation costs at December 31, 2021 were $34 million which we expect to pay within one year.

Liquidity and Capital Resources

	Years Ended December 31
	2021	2020	2019
Cash flows provided by (used for):
Operating activities	$1,837	$1,613	$1,823
Investing activities	(742)	(437)	(934)
Financing activities	(429)	(966)	(1,144)
Effect of exchange rates on cash and cash equivalents	(46)	43	(1)
Increase (decrease) in cash and cash equivalents	$620	$253	$(256)

Cash and Cash Equivalents
At December 31, 2021, $1.3 billion of our $1.9 billion cash and cash equivalents balance was held in the U.S. and $568 million was held in other countries, with $180 million held in the United Kingdom. Restricted cash was $2 million at December 31, 2021 and December 31, 2020.
In 2021, we repatriated $527 million in cash to the U.S. from international jurisdictions. We routinely repatriate a portion of non-U.S. earnings each year. We have recorded income tax expense for foreign withholding tax and distribution taxes on such earnings and, under current U.S. tax laws, do not expect to incur material incremental U.S. tax on repatriation.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay due to local country approvals.
Operating Activities
The increase in operating cash flows from 2020 to 2021 was driven by:
•an increase of operating earnings as a result of higher sales volume; partially offset by
•$76 million of higher income tax payments.
The decrease in operating cash flows from 2019 to 2020 was driven by:
•a reduction of operating earnings as a result of lower sales volume;
•$43 million of higher income tax payments; partially offset by
•improvements in working capital.
Investing Activities
The increase in net cash used by investing activities from 2020 to 2021 was primarily due to:
•$234 million increase in acquisitions and investments, driven by acquisitions of $521 million in 2021 compared to $287 million in 2020;
•$50 million decrease in proceeds from the sale of property, plant and equipment in 2020 that did not recur in 2021; and
•$26 million increase in capital expenditures in 2021 compared to 2020 due to higher expenditures for the Airwave and ESN networks.
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
Financing Activities
The decrease in cash used by financing activities in 2021 compared to cash used by financing activities in 2020 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" in this section below):
•$844 million net proceeds from the issuance of $850 million of 2.75% senior notes due 2031 in the second quarter of 2021, which was subsequently used to repurchase $324 million principal amount of our 3.5% senior notes due 2023 for a purchase price of $341 million, excluding $3 million of accrued interest; and
•$528 million used for purchases under our share repurchase program in 2021 as compared to $612 million in 2020; partially offset by
•$482 million cash used for the payment of dividends in 2021 as compared to $436 million in 2020.
The decrease in cash used by financing activities in 2020 compared to cash used by financing activities in 2019 was driven by:
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
•$892 million net proceeds from the issuance of $900 million of 2.30% senior notes due 2030 in the third quarter of 2020, which was subsequently used to repurchase $552 million principal amount of 3.75% senior notes due 2022 and $293 million principal amount of long-term debt under a tender offer for a total purchase price of $897 million in 2020;
•$800 million net proceeds from the draw on our syndicated, unsecured revolving credit facility during 2020 which was subsequently repaid during the year; partially offset by
•$612 million used for purchases under our share repurchase program in 2020 as compared to $315 million in 2019; and
•$436 million cash used for the payment of dividends in 2020 as compared to $379 million in 2019.
Sales of Receivables
We may choose to sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2021, 2020, and 2019:

Years ended December 31	2021	2020	2019
Contract-specific discounting facility	$211	$228	$—
Accounts receivable sales proceeds	56	74	34
Long-term receivables sales proceeds	248	181	265
Total proceeds from receivable sales	$515	$483	$299
During the year ended December 31, 2021, we utilized a cost-efficient receivable discounting facility, implemented in 2020, to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe resulting in accounts receivable sales of $211 million during the year ended December 31, 2021. The proceeds of our receivable sales are included in "Operating Activities" within our Consolidated Statements of Cash Flows.
At December 31, 2021, the Company had retained servicing obligations for $940 million of long-term receivables, compared to $983 million of long-term receivables at December 31, 2020. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding long-term debt of $5.7 billion and $5.2 billion, including the current portions of $5 million and $12 million, at December 31, 2021 and December 31, 2020, respectively.
On September 5, 2019, in connection with our repurchase and settlement of the outstanding principal amount of 2.00% senior convertible notes due 2020 issued to Silver Lake Partners, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 (the "Senior Convertible Notes"). Interest on these notes is payable semiannually. The Senior Notes became fully convertible on September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. We recorded a debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, we calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. As of December 31, 2021, the debt discount has been fully amortized as a component of interest expense. Our off-balance sheet arrangement of the obligation to settle the conversion option under the Senior Convertible Notes is more fully discussed in "Note 5: Debt and Credit Facilities" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
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

In May of 2021, we issued $850 million of 2.75% senior notes due 2031. We recognized net proceeds of $844 million after debt issuance costs. A portion of these proceeds was then used to redeem $324 million in principal amount of our outstanding long-term debt for a purchase price of $341 million, excluding $3 million of accrued interest. After accelerating the amortization of debt issuance costs, we recognized a loss of $18 million related to the redemption in Other, net within Other income (expense) in our Consolidated Statements of Operations.
We have an unsecured commercial paper program, backed by the revolving credit facility described below, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2021, we had no outstanding debt under the commercial paper program.
Credit Facilities
On March 24, 2021, we entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with the financial covenants as of December 31, 2021.
Share Repurchase Program
Through a series of actions, including approval in May 2021 to increase the authorized amount by $2.0 billion, the Board of Directors has authorized an aggregate share repurchase amount of up to $16.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2021, we used approximately $13.9 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $2.1 billion of authority available for future repurchases.
Our share repurchases, including transaction costs, for 2021, 2020, and 2019 are summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2021	2.5	$208.41	$528
2020	3.9	155.93	612
2019	2.3	137.35	315
Dividends
We paid cash dividends to holders of our common stock of $482 million in 2021, $436 million in 2020, and $379 million in 2019. On January 14, 2022, we paid an additional $134 million in cash dividends to holders of our common stock.
Adequate Internal Funding Resources
We believe that we have adequate internal resources available to generate adequate amounts of cash to meet our expected working capital, capital expenditure and cash requirements for the next twelve months and the foreseeable future, as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate funds from foreign jurisdictions, cash provided by operations, as well as liquidity provided by our commercial paper program backed by the 2021 Motorola Solutions Credit Agreement.
We do not anticipate a material decrease to net future cash flows generated from operations. We expect to use our available cash, investments, and debt facilities to support and invest in our business. This includes investing in our existing products and technologies, seeking new acquisition opportunities related to our strategic growth initiatives and returning cash to shareholders through common stock cash dividend payments (subject to the discretion of our Board of Directors) and share repurchases. Refer to “COVID-19” in this section of the Form 10-K for a discussion of the impact of COVID-19 on our liquidity, as well as "Part I. Item 1A. Risk Factors" for further discussion regarding access to the capital markets.

Material Cash Requirements from Contractual and Other Obligations
Summarized in the table and text below are our short-term (within the next twelve months) and long-term material cash requirements as of December 31, 2021, which we expect to fund with a combination of operating cash flows, existing cash balances or, as needed, borrowings under new or existing debt:

	Payments Due by Period
(in millions)	Short-term	Long-term
Long-term debt obligations, gross(1)	$5	$5,737
Lease obligations(2)	136	345
Purchase obligations(3)	113	223
Total obligations	$254	$6,348
(1)Amounts included represent the estimated principal payments applicable to outstanding debt. Refer to "Note 5: Debt and Credit Facilities" in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for discussion related to our long-term debt obligations.
(2)We lease certain office, factory and warehouse space, land, and other equipment, principally under non-cancelable operating leases. In light of the uncertain COVID-19 environment, we are evaluating our needs for office space opportunities to reduce long-term cash requirements for office space where practicable. Refer to "Note 3: Leases" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further discussion of these material lease obligations.
(3)Amounts included represent firm, non-cancelable commitments. Such commitments include license agreements and agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. We do not anticipate the cancellation of any of our take-or-pay agreements in the future and estimate that purchases from these suppliers will exceed the minimum obligations during the agreement periods.
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
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $56 million at December 31, 2021 and at December 31, 2020.
Critical Accounting Policies and Estimates
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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies and estimates, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost (benefit) and the net postretirement health care benefit. Our investment return assumption for the U.S. Pension Benefit Plans was 6.75% in 2021 and 6.85% in 2020. Our investment return assumption for the Postretirement Health Care Benefits Plan was 6.75% in 2021 and 6.90% in 2020. Our weighted average investment return assumption for the Non-U.S. Plans was 4.54% in 2021 and 4.66% in 2020. For the U.S. Pension Benefit Plans, a 25 bps increase in expected return on plan assets would result in $9 million of additional net periodic pension cost and a 25 bps decrease would result in a $9 million benefit to net periodic pension cost. The impact of a similar increase or decrease on the Non-U.S. Plans and the Postretirement Health Care Benefits plan would be de minimis.

A second key assumption is the discount rate. The discount rate assumptions used for the U.S. Pension Benefit Plans, the Non-U.S. Plans and the Postretirement Health Care Benefits Plan reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. Pension Benefit Plan obligations were 2.98% and 2.63% at December 31, 2021 and 2020, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 1.82% and 1.24% at December 31, 2021 and 2020, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 2.78% and 2.39% at December 31, 2021 and 2020, respectively.
A change in our discount rate on the Postretirement Health Care Benefits Plan would be de minimis. The effects of a change in the discount rate on the projected benefit obligation for both the U.S. and Non-U.S. Pension Benefit Plans are as follows:

		2021 Projected Benefit Obligation
(in millions)		U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans
Discount rate	25 bps increase	$(184)	$(11)
	25 bps decrease	195	12
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant. As such, depending on the specific plan, we amortize gains and losses over periods ranging from nine to thirty years. Prior service costs are being amortized over periods ranging from two to thirty years. Benefits under all pension plans are valued based on the projected unit credit cost method.
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
The goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Based on this guidance, we have determined that our Products and Systems Integration and Software and Services segments are comprised of three and two reporting units, respectively. The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2021, 2020, and 2019. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal years 2021, 2020, and 2019, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
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

Recent Accounting Pronouncements
See “Note 1: Summary of Significant Accounting Policies” to our consolidated financial statements in “Part II. Item 8: Financial Statements and Supplementary Data” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt as interest rate fluctuations impact the fair value of our long-term debt. As of December 31, 2021, we had $5.7 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates. A hypothetical 10% decrease in interest rates as of the end of 2021 would have increased the fair value of our debt by approximately $60 million at December 31, 2021. See "Note 5: Debt and Credit Facilities" to the consolidated financial statements included in “Part II. Item 8: Financial Statements and Supplementary Data” of this Form 10-K for more information on our long-term debt.
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
At December 31, 2021, we had outstanding foreign exchange contracts totaling $1.1 billion, compared to $1.2 billion outstanding at December 31, 2020. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2021 and the corresponding positions as of December 31, 2020:

	Notional Amount
Net Buy (Sell) by Currency	2021	2020
Euro	$164	$177
British pound	128	86
Norwegian krone	28	32
Chinese renminbi	(89)	(90)
Australian dollar	(76)	(88)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Currently, our derivative financial instruments consist primarily of currency forward contracts. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, accounts payable and accounts receivable. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates at December 31, 2021 would reduce the value of those monetary assets and liabilities by approximately $59 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Motorola Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition - Estimated Costs to Complete System Contracts
As described in Note 1 to the consolidated financial statements, $1.9 billion of the Company’s total revenues for the year ended December 31, 2021 was generated from System contracts. The Company recognizes revenue on a significant portion of System contracts on an over-time basis, electing an input method of estimated costs as a measure of performance completed. For contracts accounted for over-time using estimated costs as a measure of performance completed, the Company relies on estimates of the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. As disclosed by management, management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgments about the ability and the cost to achieve the project schedule, technical requirements, and other contract requirements.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2022
We have served as the Company’s auditor since 2018.

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2021	2020	2019
Net sales from products	$4,606	$4,087	$4,746
Net sales from services	3,565	3,327	3,141
Net sales	8,171	7,414	7,887
Costs of products sales	2,104	1,872	2,049
Costs of services sales	2,027	1,934	1,907
Costs of sales	4,131	3,806	3,956
Gross margin	4,040	3,608	3,931
Selling, general and administrative expenses	1,353	1,293	1,403
Research and development expenditures	734	686	687
Other charges	286	246	260
Operating earnings	1,667	1,383	1,581
Other income (expense):
Interest expense, net	(208)	(220)	(220)
Gains (losses) on sales of investments and businesses, net	1	(2)	5
Other, net	92	13	(365)
Total other expense	(115)	(209)	(580)
Net earnings before income taxes	1,552	1,174	1,001
Income tax expense	302	221	130
Net earnings	1,250	953	871
Less: Earnings attributable to noncontrolling interests	5	4	3
Net earnings attributable to Motorola Solutions, Inc.	$1,245	$949	$868
Earnings per common share:
Basic:	$7.36	$5.58	$5.21
Diluted:	7.17	5.45	4.95
Weighted average common shares outstanding:
Basic	169.2	170.0	166.6
Diluted	173.6	174.1	175.6
Dividends declared per share	$2.92	$2.63	$2.35
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2021	2020	2019
Net earnings	$1,250	$953	$871
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(24)	50	34
Defined benefit plans	91	(56)	291
Total other comprehensive income (loss), net of tax	67	(6)	325
Comprehensive income	1,317	947	1,196
Less: Earnings attributable to noncontrolling interests	5	4	3
Comprehensive income attributable to Motorola Solutions, Inc.	$1,312	$943	$1,193
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2021	2020
ASSETS
Cash and cash equivalents	$1,874	$1,254
Accounts receivable, net	1,386	1,390
Contract assets	1,105	933
Inventories, net	788	508
Other current assets	259	242
Total current assets	5,412	4,327
Property, plant and equipment, net	1,042	1,022
Operating lease assets	382	468
Investments	209	158
Deferred income taxes	916	966
Goodwill	2,565	2,219
Intangible assets, net	1,105	1,234
Other assets	558	482
Total assets	$12,189	$10,876
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$5	$12
Accounts payable	851	612
Contract liabilities	1,650	1,554
Accrued liabilities	1,557	1,311
Total current liabilities	4,063	3,489
Long-term debt	5,688	5,163
Operating lease liabilities	313	402
Other liabilities	2,148	2,363
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/21—169.6; 12/31/20—170.2
Outstanding shares: 12/31/21—168.7; 12/31/20—169.4
Additional paid-in capital	987	759
Retained earnings	1,350	1,127
Accumulated other comprehensive loss	(2,379)	(2,446)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(40)	(558)
Noncontrolling interests	17	17
Total stockholders’ equity (deficit)	(23)	(541)
Total liabilities and stockholders’ equity (deficit)	$12,189	$10,876
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In millions, except per share amounts)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2019	164.0	$421	$(2,765)	$1,051	$17
Net earnings				868	3
ASU 2016-16 beginning balance adjustment				30
Other comprehensive income			325
Issuance of common stock and stock options exercised	2.4	122
Share repurchase program	(2.3)			(315)
Issuances of common stock for acquisition	1.4	160
Share-based compensation expenses		118
Issuance of common stock for 2.00% senior convertible notes	5.5	988
Dividends paid to noncontrolling interest in subsidiary common stock					(3)
Equity component of 1.75% senior convertible notes		10
Dividends declared				(395)
Repurchase of 2.00% senior convertible notes		(1,318)
Balance as of December 31, 2019	171.0	$501	$(2,440)	$1,239	$17
Net earnings				949	4
Other comprehensive loss			(6)
Issuance of common stock and stock options exercised	3.1	131
Share repurchase program	(3.9)			(612)
Share-based compensation expenses		129
Dividends paid to noncontrolling interest in subsidiary common stock					(4)
Dividends declared				(449)
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				1,245	5
Other comprehensive income			67
Issuance of common stock and stock options exercised	1.9	99
Share repurchase program	(2.5)			(528)
Share-based compensation expenses		129
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(494)
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2021	2020	2019
Operating
Net earnings	$1,250	$953	$871
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	438	409	394
Non-cash other charges (income)	3	(13)	35
U.S. pension settlement loss	—	—	359
Gain from the extinguishment of 2.00% senior convertible notes	—	—	(4)
Share-based compensation expense	129	129	118
Losses (gains) on sales of investments and businesses, net	(1)	2	(5)
Losses from the extinguishment of long-term debt	18	56	50
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	3	90	(79)
Inventories	(284)	(14)	(74)
Other current assets and contract assets	(205)	167	49
Accounts payable, accrued liabilities, and contract liabilities	578	(116)	198
Other assets and liabilities	(126)	(25)	(5)
Deferred income taxes	34	(25)	(84)
Net cash provided by operating activities	1,837	1,613	1,823
Investing
Acquisitions and investments, net	(521)	(287)	(709)
Proceeds from sales of investments	16	11	16
Capital expenditures	(243)	(217)	(248)
Proceeds from sales of property, plant and equipment	6	56	7
Net cash used for investing activities	(742)	(437)	(934)
Financing
Net proceeds from issuance of debt	844	892	1,804
Repayment of debt	(353)	(914)	(2,039)
Repayment of unsecured revolving credit facility draw	—	(800)	—
Proceeds from unsecured revolving credit facility draw	—	800	—
Revolving credit facility renewal fees	(7)	—	—
Issuances of common stock	102	108	114
Purchases of common stock	(528)	(612)	(315)
Settlement of conversion premium on 2.00% senior convertible notes	—	—	(326)
Payment of dividends	(482)	(436)	(379)
Payment of dividends to noncontrolling interest	(5)	(4)	(3)
Net cash used for financing activities	(429)	(966)	(1,144)
Effect of exchange rate changes on cash and cash equivalents	(46)	43	(1)
Net increase (decrease) in cash and cash equivalents	620	253	(256)
Cash and cash equivalents, beginning of period	1,254	1,001	1,257
Cash and cash equivalents, end of period	$1,874	$1,254	$1,001
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$207	$217	$221
Income and withholding taxes, net of refunds	257	181	138
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
The consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
The Products and Systems Integration segment is comprised of devices, systems, and systems integration for our LMR and Video Security and Access Control technologies. Direct customers of the Products and Systems Integration segment are typically government, public safety agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission-critical needs. Indirect customers are defined as customers purchasing professional commercial radios and video security, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications networks and video security are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations. For Products and Systems Integration sales, the Company records consideration from shipping and handling on a gross basis within Net sales.
LMR and Video Security and Access Control devices include two-way portable and vehicle-mounted radios, fixed and mobile video cameras and accessories. Devices are considered capable of being distinct and distinct within the context of the Company's contracts. Revenue is recognized upon the transfer of control of the devices to the customer at a point in time, typically consistent with delivery under the applicable shipping terms. Devices are sold by both the direct sales force and through reseller partners. Revenue is generally recognized upon transfer of devices to reseller partners, rather than the end-customer, except for limited consignment arrangements. Provisions for returns and reseller discounts are made on a portfolio basis using historical data.
The Products and Systems Integration segment includes both customized radio networks and video security solutions, including the integration of these networks with devices, software, and applications within both LMR and Video Security and Access Control technologies. For systems contracts, revenue for the year ended December 31, 2021 was $1.9 billion compared to $1.8 billion for the year ended December 31, 2020 and $1.9 billion for the year ended December 31, 2019. The networks include the aggregation of promises to the customer to provide i) a radio network core and central processing software, base stations, consoles, and repeaters or ii) a video security solution including video analytics, network video management hardware and software, and access control solutions. The individual promises of the radio network are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The radio network represents a distinct performance obligation for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Products and Systems Integration revenue is recognized over an average duration of approximately one to two years. Individual promises of the video security solution are capable of being distinct and distinct in the context of the contract. Video security solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Revenue is recognized upon the transfer of control of the video solution to the reseller partners, typically upon shipment.
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
Software offerings primarily include Command Center Software and Video Security and Access Control software and services which can be delivered either “as a service” or on-premise. Solutions delivered as a service consist of a range of promises including hosted software, technical support and the right to unspecified future software enhancements. Software is not distinct from the hosting service since the customer does not have the right to take possession of the software at any time during the term of the arrangement. The hosted software, technical support, and right to unspecified future software enhancements each represent a series of distinct services that are delivered concurrently using the same over-time method. As such, the promises are accounted for as a single performance obligation with revenue recognized on a straight-line basis.

On-premise offerings consist of multiple promises primarily including software licenses and post-contract customer support. The promises are generally each distinct and distinct within the context of the contract as the customer benefits from each promise individually without any significant integration or interrelationship between the promises. On-premise software revenue is generally recognized at the point in time when the customer can benefit from the software which generally aligns with the beginning of the license period. Revenue for post-contract customer support is recognized over time as the customer simultaneously receives and consumes the services on a straight-line basis. In certain situations when the software license is not distinct within the context of the contract, revenue for the software license is recognized over time following the transfer of control under the arrangement.
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
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $2 million at both December 31, 2021 and December 31, 2020.
Investments: The Company generally invests in debt and equity securities of a strategic nature.
The Company applies the equity method of accounting for equity investments if the Company has significant influence over the issuing entity. The Company’s share of the investee’s underlying net income or loss is recorded to Other within Other income (expense).
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
Investments in debt securities are classified as available-for-sale and held-to-maturity on the basis of the Company’s intent and ability to hold the investments. Investments classified as available-for-sale are carried at fair value with changes reflected in other comprehensive income. Any credit-related impairment is recognized through an allowance for expected credit losses, and adjusted subsequently if conditions change, with a corresponding impact in earnings. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. Investments classified as held-to-maturity are carried at amortized cost less allowance for credit losses recorded through net income.
Inventories: Inventories are valued at the lower of cost (which approximates cost on a first-in, first-out basis) and net realizable value.
Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis, based on the estimated useful lives of the assets (leasehold improvements, one to twenty years; machinery and equipment, one to fifteen years) and commences once the assets are ready for their intended use. When certain events or changes in operating conditions occur, useful lives of the assets may be adjusted or an impairment assessment may be performed on the recoverability of the carrying value.
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
Environmental Liabilities: The Company maintains a liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) incurred by a legacy business. It is the Company’s policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. When the timing and amount of the future cash payments are fixed or reliably determinable, the Company discounts the future cash flows used in estimating the accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is included in the Accrued liabilities statement line and the non-current portion is included in the Other liabilities statement line within the Company’s Consolidated Balance Sheet.
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
Derivative Instruments: Gains and losses on hedging instruments that do not qualify for hedge accounting are recorded immediately in Other income (expense) within the Consolidated Statements of Operations. Gains and losses pertaining to instruments designated as net investment hedges that qualify for hedge accounting are recognized as a component of Accumulated other comprehensive income. Components excluded from the assessment of hedge ineffectiveness in net investment hedges are included in Accumulated other comprehensive income at their initial value and amortized into Interest expense, net on a straight-line basis.

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
Defined Benefit Plans: The Company records annual expenses relating to its defined benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from nine to thirty years. Prior service costs will be amortized over periods ranging from two to thirty years. Benefits under all pension plans are valued based on the projected unit credit cost method.
The funded status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company’s Consolidated Balance Sheets using a December 31 measurement date.
The benefit obligation and plan assets for the Company's U.S. Pension Benefit Plan and Postretirement Health Care Benefit Plan are measured as of December 31, 2021. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
Recent Acquisitions:
On December 16, 2021, the Company acquired 911 Datamaster, Inc. ("911 Datamaster"), a Next Generation 911 ("NG911") data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service of two years. This acquisition reinforces the Company's strategy to be a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. The business is a part of the Software and Services segment.
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
On July 15, 2021, the Company acquired Openpath Security Inc. ("Openpath"), a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. This acquisition expands the Company's ability to combine video security and access control solutions within Video Security and Access Control to help support enterprise customers. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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
On June 16, 2020 the Company acquired IndigoVision Group plc ("IndigoVision") for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's Video Security and Access Control technology, providing enhanced geographical reach across a wider customer base. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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
On October 16, 2019, the Company acquired a data solutions business for vehicle location information for a purchase price of $85 million, net of cash acquired. The acquisition enhances the Company's Video Security and Access Control technology by adding data to its existing license plate recognition (“LPR”) database within the Software and Services segment.
On July 11, 2019, the Company acquired WatchGuard, Inc. ("WatchGuard"), a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million of cash, net of cash acquired. The acquisition expands the Company's Video Security and Access Control technology within both the Products and Systems Integration segment and the Software and Services segment.
On March 11, 2019, the Company acquired Avtec, Inc. ("Avtec"), a provider of dispatch communications for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources and secure their facilities. The business is part of both the Products and Systems Integration segment and the Software and Services segment.
On January 7, 2019, the Company announced that it acquired VaaS International Holdings ("VaaS"), a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million. This acquisition expands Video Security and Access Control within both the Products and Systems Integration segment and the Software and Services segment.
Recent Accounting Pronouncements:
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU became effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The ASU permits the use of either a full or modified retrospective method of adoption. The Company does not expect the adoption to have a material impact on its financial statements and disclosures.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which will require companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC

Topic 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance." This ASU requires disclosures that are expected to increase the transparency of transactions with a governmental entity accounted for by applying a grant or contribution accounting model by analogy, including disclosures around: (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and does not expect it to have a material impact on its financial statements and disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
In January 2022 the Company began using LMR Communications, eliminating the "Mission Critical" descriptor from LMR Mission Critical Communications, to enhance investor understanding; this name change does not require any financial information to be reclassified from previous periods.
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the years ended December 31, 2021, 2020 and 2019, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of reportable segments:

	Years Ended
	2021			2020			2019
(in millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions
North America	$3,723	$1,838	$5,561	$3,418	$1,606	$5,024	$3,846	$1,430	$5,276
International	1,310	1,300	2,610	1,216	1,174	2,390	1,483	1,128	2,611
	$5,033	$3,138	$8,171	$4,634	$2,780	$7,414	$5,329	$2,558	$7,887

Major Products and Services
LMR Communications	$4,203	$2,205	$6,408	$3,992	$2,008	$6,000	$4,830	$1,891	$6,721
Video Security and Access Control	830	396	1,226	642	285	927	499	210	709
Command Center Software	—	537	537	—	487	487	—	457	457
	$5,033	$3,138	$8,171	$4,634	$2,780	$7,414	$5,329	$2,558	$7,887

Customer Type
Direct	$3,147	$2,842	$5,989	$2,991	$2,558	$5,549	$3,441	$2,395	$5,836
Indirect	1,886	296	2,182	1,643	222	1,865	1,888	163	2,051
	$5,033	$3,138	$8,171	$4,634	$2,780	$7,414	$5,329	$2,558	$7,887
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of December 31, 2021 was $9.2 billion. A total of $4.0 billion was from Products and Systems Integration performance obligations that were not yet satisfied, of which $2.2 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $5.2 billion was from Software and Services performance obligations that were not yet satisfied as of December 31, 2021. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.6 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
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
Contract Balances

December 31 (in millions)	2021	2020	2019
Accounts receivable, net	$1,386	$1,390	$1,412
Contract assets	1,105	933	1,046
Contract liabilities	1,650	1,554	1,449
Non-current contract liabilities	306	283	274
Revenue recognized during the year ended December 31, 2021 which was previously included in Contract liabilities as of January 1, 2021 was $1.0 billion, compared to $946 million of revenue recognized during the year ended December 31, 2020 which was previously included in Contract liabilities as of January 1, 2020, and $854 million of revenue recognized during the year ended December 31, 2019 which was previously included in Contract liabilities as of January 1, 2019. Revenue of $4 million was reversed during the year ended December 31, 2021 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $53 million during the year ended December 31, 2020 and $50 million during the year ended December 31, 2019.
There have been no material expected credit losses recognized on contract assets during the year ended December 31, 2021.
Contract Cost Balances

December 31 (in millions)	2021	2020	2019
Current contract cost assets	$30	$23	$24
Non-current contract cost assets	124	105	107
Contract cost assets represent incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one year to eight years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $52 million for the year ended December 31, 2021, compared to $49 million as of the year ended December 31, 2020 and $42 million as of the year ended December 31, 2019.

3.    Leases
The Company leases certain office, factory and warehouse space, land and other equipment, principally under non-cancelable operating leases.
Components of Lease Expense

(in millions)	December 31, 2021	December 31, 2020
Lease expense:
Operating lease cost	$133	$130
Finance lease cost
Amortization of right-of-use assets	$10	$11
Interest on lease liabilities	—	1
Total finance lease cost	$10	$12

Short-term lease cost	$2	$3
Variable cost	36	37
Sublease income	(7)	(5)
Net lease expense	$174	$177
Lease Assets and Liabilities

(in millions)	Statement Line Classification	December 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$382	$468
Finance lease assets	Property, plant, and equipment, net	16	30
		$398	$498
Current liabilities:
Operating lease liabilities	Accrued liabilities	$124	$126
Finance lease liabilities	Current portion of long-term debt	4	11
		$128	$137
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$313	$402
Finance lease liabilities	Long-term debt	—	5
		$313	$407
For the year ended December 31, 2020, the Company exercised a break option reducing the term of an International office lease by five years. This resulted in a reduction to both the Operating lease asset and Operating lease liabilities by approximately $47 million.
Other Information Related to Leases

(in millions)	December 31, 2021	December 31, 2020
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$145	$144
Net cash used for operating activities related to finance leases	—	1
Net cash used for financing activities related to finance leases	11	12
Assets obtained in exchange for lease liabilities:
Operating leases	$40	$84

	December 31, 2021	December 31, 2020
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	2
Weighted average discount rate:
Operating leases	3.11%	3.30%
Finance leases	3.99%	4.21%
Future Lease Payments

December 31 (in millions)	Operating Leases	Finance Leases	Total
2022	$136	$4	$140
2023	82	—	82
2024	67	—	67
2025	53	—	53
2026	41	—	41
Thereafter	102	—	102
Total lease payments	$481	$4	$485
Less: Interest	44	—	44
Present value of lease liabilities	$437	$4	$441

4.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31 (in millions)	2021	2020	2019
Other charges (income):
Intangibles amortization (Note 15)	$236	$215	$208
Reorganization of businesses (Note 14)	24	57	40
Losses on legal settlements	3	9	3
Asset impairments	—	5	—
Gain on sale of property, plant, and equipment	—	(50)	—
Operating lease asset impairments	10	—	5
Acquisition-related transaction fees	15	9	3
Other	(2)	1	1
	$286	$246	$260
During the year ended December 31, 2021, the Company recognized $10 million of operating lease impairments primarily relating to the consolidation of acquired U.S. manufacturing and distribution facilities. This loss has been recognized in Other charges in the Company's Consolidated Statements of Operations. During 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe.

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31 (in millions)	2021	2020	2019
Interest expense, net:
Interest expense	$(215)	$(233)	$(237)
Interest income	7	13	17
	$(208)	$(220)	$(220)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$123	$81	$78
Loss from the extinguishment of long-term debt (Note 5)	(18)	(56)	(50)
Gains from the extinguishment of 2.00% senior convertible notes (Note 5)	—	—	4
Investment impairments	—	(4)	(18)
Foreign currency gain (loss)	17	(44)	(22)
Gain (loss) on derivative instruments	(30)	25	(8)
Gains on equity method investments	5	3	3
Fair value adjustments to equity investments	(8)	6	(3)
U.S. pension settlement (Note 8)	—	—	(359)
Other	3	2	10
	$92	$13	$(365)
Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Net Earnings
Years ended December 31	2021	2020	2019
Basic earnings per common share:
Earnings	$1,245	$949	$868
Weighted average common shares outstanding	169.2	170.0	166.6
Per share amount	$7.36	$5.58	$5.21
Diluted earnings per common share:
Earnings	$1,245	$949	$868
Weighted average common shares outstanding	169.2	170.0	166.6
Add effect of dilutive securities:
Share-based awards	4.0	4.1	4.7
2.00% senior convertible notes	—	—	4.3
1.75% senior convertible notes	0.4	—
Diluted weighted average common shares outstanding	173.6	174.1	175.6
Per share amount	$7.17	$5.45	$4.95
In the computation of diluted earnings per common share for the year ended December 31, 2021, the assumed exercise of 0.2 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2020, the assumed exercise of 0.4 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2019, the assumed exercise of 0.3 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of December 31, 2021, the Company had $1.0 billion of 1.75% senior convertible notes outstanding which mature on September 15, 2024 ("Senior Convertible Notes"). The notes became fully convertible as of September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. In November 2021, the Company's Board of

Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the year ended December 31, 2021. The Company included the number of shares that would be issuable upon conversion (under the treasury stock method of accounting for share dilution) in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended December 31, 2021. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of December 31, 2021 was $286 million. Refer to "Note 5: Debt and Credit Facilities" for a further discussion of the Senior Convertible Notes.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2021	2020
Accounts receivable	$1,456	$1,465
Less allowance for credit losses	(70)	(75)
	$1,386	$1,390
Inventories, Net
Inventories, net, consist of the following:

December 31	2021	2020
Finished goods	$268	$271
Work-in-process and production materials	643	360
	911	631
Less inventory reserves	(123)	(123)
	$788	$508
Other Current Assets
Other current assets consist of the following:

December 31	2021	2020
Current contract cost assets (Note 2)	$30	$23
Tax-related deposits (Note 7)	41	52
Other	188	167
	$259	$242
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2021	2020
Land	$5	$6
Leasehold improvements	474	439
Machinery and equipment	2,439	2,276
	2,918	2,721
Less accumulated depreciation	(1,876)	(1,699)
	$1,042	$1,022
Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $202 million, $194 million and $186 million, respectively.

Investments
Investments consist of the following:

December 31	2021	2020
Common stock	$69	$19
Strategic investments, at cost	35	46
Company-owned life insurance policies	81	77
Equity method investments	24	16
	$209	$158
The Company’s common stock portfolio reflects investments in publicly-traded companies within the communications services sector and is valued utilizing active market prices for similar instruments. During the year ended December 31, 2021, the Company paid $50 million for equity securities of NewHold Investment Corp. ("NHIC"), a special purpose acquisition company ("SPAC") that completed a business combination with Evolv Technologies, Inc. After the business combination, NHIC was renamed “Evolv Technologies Holdings, Inc.” (together with its subsidiaries, “Evolv”). During the year ended December 31, 2021, the Company recognized a loss of $30 million in Other income (expense) related to a decrease in the fair value of the investment.
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. The Company did not recognize any significant adjustments to the recorded cost basis during the year ended December 31, 2021.
The Company recorded a gain on the sale of investments and businesses of $1 million during the year ended December 31, 2021, a loss on the sale of investments and businesses of $2 million for the year ended December 31, 2020 and a gain on sale of investments and businesses of $5 million during the year ended December 31, 2019.
During the year ended December 31, 2021, the Company recorded no investment impairment charges, compared to $4 million during the year ended December 31, 2020 and $18 million during the year ended December 31, 2019, representing other-than-temporary declines in the value of the Company’s strategic equity investment portfolio.
Other Assets
Other assets consist of the following:

December 31	2021	2020
Defined benefit plan assets (Note 8)	$365	$283
Non-current contract cost assets (Note 2)	124	105
Other	69	94
	$558	$482
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2021	2020
Compensation	$360	$291
Tax liabilities (Note 7)	183	147
Dividend payable	134	120
Trade liabilities	235	164
Operating lease liabilities (Note 3)	124	126
Other	521	463
	$1,557	$1,311

Other Liabilities
Other liabilities consist of the following:

December 31	2021	2020
Defined benefit plans (Note 8)	$1,390	$1,578
Non-current contract liabilities (Note 2)	306	283
Unrecognized tax benefits (Note 7)	36	49
Deferred income taxes (Note 7)	183	180
Other	233	273
	$2,148	$2,363
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, including approval in May 2021 to increase the authorized amount by $2.0 billion, the Board of Directors has authorized the Company to repurchase in the aggregate up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2021, the Company had used approximately $13.9 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving $2.1 billion of authority available for future repurchases.
The Company's share repurchases, including transaction costs, for 2021, 2020, and 2019 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2021	2.5	$208.41	$528
2020	3.9	155.93	612
2019	2.3	137.35	315
Payment of Dividends: On November 18, 2021, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.71 per share of common stock to $0.79 per share of common stock. During the years ended December 31, 2021, 2020, and 2019 the Company paid $482 million, $436 million, and $379 million, respectively, in cash dividends to holders of its common stock. On January 14, 2022, the Company paid an additional $134 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Consolidated Statements of Operations during the years ended December 31, 2021, 2020, and 2019:

	Years ended December 31
	2021	2020	2019
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(360)	$(410)	$(444)
Other comprehensive income (loss) before reclassification adjustment	(30)	55	35
Tax benefit (expense)	6	(5)	(1)
Other comprehensive income (loss), net of tax	(24)	50	34
Balance at end of period	$(384)	$(360)	$(410)
Defined Benefit Plans:
Balance at beginning of period	$(2,086)	$(2,030)	$(2,321)
Other comprehensive income (loss) before reclassification adjustment	37	(130)	337
Tax benefit (expense)	(7)	30	(85)
Other comprehensive income (loss) before reclassification adjustment, net of tax	30	(100)	252
Reclassification adjustment - Actuarial net losses into Other income (expense)	89	76	65
Reclassification adjustment - Prior service benefits into Other income (expense)	(8)	(18)	(15)
Tax expense	(20)	(14)	(11)
Reclassification adjustments into Net earnings, net of tax	61	44	39
Other comprehensive income (loss), net of tax	91	(56)	291
Balance at end of period	$(1,995)	$(2,086)	$(2,030)
Total Accumulated other comprehensive loss	$(2,379)	$(2,446)	$(2,440)

5.    Debt and Credit Facilities
Long-Term Debt

December 31	2021	2020
3.5% senior notes due 2023	$—	$323
4.0% senior notes due 2024	585	583
1.75% senior convertible notes due 2024	1,000	995
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	693	692
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	803	803
2.3% senior notes due 2030	893	892
2.75% senior notes due 2031	844	—
6.625% senior notes due 2037	38	37
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	92
Other long-term debt	5	18
	5,695	5,177
Adjustments for unamortized gains on interest rate swap terminations	(2)	(2)
Less: current portion	(5)	(12)
Long-term debt	$5,688	$5,163
On September 5, 2019, in connection with the Company's repurchase and settlement of the outstanding principal amount of 2.00% senior convertible notes due 2020 issued to Silver Lake Partners, the Company entered into an agreement with Silver Lake Partners to issue the Senior Convertible Notes. Interest on these notes is payable semiannually. The notes became fully convertible as of September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share). The Company recorded a debt liability associated with the Senior Convertible Notes by determining the fair value of an equivalent debt instrument without a conversion option. Using a discount rate of 2.45%, which was determined based on a review of relevant market data, the Company calculated the debt liability to be $986 million, indicating a $14 million discount to be amortized over the expected life of the debt instrument. As of December 31, 2021, the debt discount had been fully amortized as a component of interest expense. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash.
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
In May of 2021, the Company issued $850 million of 2.75% senior notes due 2031. The Company recognized net proceeds of $844 million after debt issuance costs. A portion of these proceeds were then used to redeem $324 million in principal amount of the 3.5% senior notes due 2023 for a purchase price of $341 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, the Company recognized a loss of $18 million related to the redemption in Other, net within Other income (expense) in the Consolidated Statements of Operations.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement (defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2021, the Company had no outstanding debt under the commercial paper program.
Aggregate requirements for long-term debt maturities during the next five years are as follows: 2022—$5 million; 2023—$1 million; 2024—$1.6 billion; 2025—$322 million; and 2026—the Company does not have any long-term debt maturities.
Credit Facilities
On March 24, 2021, the Company entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026, which can be used for borrowing and letters of credit (the "2021 Motorola Solutions Credit Agreement").

The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2021.

6.    Risk Management
Foreign Currency Risk
At December 31, 2021, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.1 billion, compared to $1.2 billion outstanding at December 31, 2020. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2021 and the corresponding positions as of December 31, 2020:

	Notional Amount
Net Buy (Sell) by Currency	2021	2020
Euro	$164	$177
British pound	128	86
Norwegian krone	28	32
Chinese renminbi	(89)	(90)
Australian dollar	(76)	(88)
Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. The Company has elected to exclude the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight-line basis and recognized through interest expense. As of December 31, 2021, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £100 million of net investment hedges in certain British pound functional subsidiaries.
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2021, all of the counterparties had investment grade credit ratings. As of December 31, 2021, the credit risk with all derivative counterparties was approximately $7 million.

Derivative Financial Instruments
The following tables summarize the fair values and location in the Consolidated Balance Sheet of all derivative financial instruments held by the Company at December 31, 2021 and 2020:

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2021	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$—	Accrued liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	Other assets	$5	Accrued liabilities

	Fair Values of Derivative Instruments
	Assets		Liabilities
December 31, 2020	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Other assets	$5	Accrued liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14	Other assets	$3	Accrued liabilities
The following table summarizes the effect of derivatives designated as hedging instruments, for the years ended December 31, 2021, 2020 and 2019:

	December 31			Financial Statement Location
Gain (Loss) on Derivative Instruments	2021	2020	2019
Foreign exchange contracts	$13	$(7)	$8	Other comprehensive income (loss)
The following table summarizes the effect of derivatives not designated as hedging instruments, for the years ended December 31, 2021, 2020 and 2019:

	December 31			Financial Statement Location
Gain (Loss) on Derivative Instruments	2021	2020	2019
Foreign exchange contracts	$(30)	$25	$(8)	Other income (expense)
7.     Income Taxes
Components of Income Tax Expense
Components of earnings before income taxes are as follows:

Years ended December 31	2021	2020	2019
United States	$1,030	$1,029	$714
Other nations	522	145	287
	$1,552	$1,174	$1,001

Components of income tax expense are as follows:

Years ended December 31	2021	2020	2019
United States	$134	$117	$94
Other nations	98	98	93
States (U.S.)	36	31	27
Current income tax expense	268	246	214
United States	(2)	(21)	(61)
Other nations	22	8	(22)
States (U.S.)	14	(12)	(1)
Deferred income tax expense (benefit)	34	(25)	(84)
Total income tax expense	$302	$221	$130
Differences between income tax expense computed at the U.S. federal statutory tax rate of 21% and income tax expense as reflected in the Consolidated Statements of Operations are as follows:

Years ended December 31	2021		2020		2019
Income tax expense at statutory rate	$326	21.0%	$246	21.0%	$210	21.0%
State income taxes, net of federal benefit	55	3.5%	39	3.3%	32	3.2%
U.S. tax expense (benefit) on undistributed non-U.S. earnings	6	0.4%	(2)	(0.2)%	6	0.6%
Non-U.S. tax expense on non-U.S. earnings	8	0.5%	5	0.5%	4	0.4%
Reserve for uncertain tax positions	(10)	(0.6)%	—	—%	(3)	(0.3)%
Other tax expense (benefit)	3	0.2%	5	0.4%	(3)	(0.3)%
Research credits	(20)	(1.3)%	(28)	(2.4)%	(10)	(1.0)%
Stock compensation	(32)	(2.1)%	(48)	(4.1)%	(27)	(2.7)%
Valuation allowances	(34)	(2.2)%	4	0.3%	(79)	(7.9)%
	$302	19.5%	$221	18.8%	$130	13.0%
The effective tax rate for 2021 was below the current U.S. federal statutory rate of 21% primarily due to the partial release of the valuation allowance recorded on the U.S. foreign tax credit carryforward and the recognition of excess tax benefits of share-based compensation.
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, rather than Income tax expense, are the result of retirement benefit adjustments and currency translation adjustments. The adjustments were charges of $21 million for the year ended December 31, 2021, benefits of $11 million for the year ended December 31, 2020 and charges of $97 million for the year ended December 31, 2019.
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
Undistributed foreign earnings that the Company intends to reinvest indefinitely amounted to, in the aggregate, $1.5 billion at December 31, 2021. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities on such earnings; however, due to the above-mentioned changes made under the Tax Act, the Company believes that the additional U.S. or foreign income tax charge with respect to such earnings, if distributed, would be immaterial.
Gross deferred tax assets were $2.0 billion and $2.1 billion for December 31, 2021 and December 31, 2020, respectively. Deferred tax assets, net of valuation allowances, were $1.8 billion and $1.7 billion at December 31, 2021 and December 31, 2020, respectively. Gross deferred tax liabilities were $1.0 billion and $926 million at December 31, 2021 and 2020, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2021	2020
Inventory	$29	$22
Accrued liabilities and allowances	86	67
Employee benefits	321	372
Capitalized items	(86)	(61)
Tax basis differences on investments	(1)	(3)
Depreciation tax basis differences on fixed assets	23	52
Undistributed non-U.S. earnings	(36)	(33)
Tax attribute carryforwards	410	449
Business reorganization	8	16
Warranty and customer liabilities	27	24
Deferred revenue and costs	213	203
Valuation allowances	(275)	(341)
Operating lease assets	(95)	(103)
Operating lease liabilities	108	119
Other	1	3
	$733	$786
At December 31, 2021 and 2020, the Company had valuation allowances of $275 million and $341 million, respectively, against its deferred tax assets, including $53 million and $81 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance decreased $38 million during 2021 primarily due to a change in the Company's ability to utilize U.S. foreign tax credits and the expiration of tax attributes. The Company's non-U.S. valuation allowance decreased $28 million during 2021 primarily due to the expiration of tax attributes. The Company's valuation allowance for U.S. and non-U.S. decreased $5 million and $4 million, respectively, during 2020 primarily due to the expiration of tax attributes. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Tax attribute carryforwards are as follows:

December 31, 2021	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$144	$28	2028-2037
Foreign tax credits	—	264	2022-2023
General business credits	—	3	2030-2033
State tax losses	—	21	2022-2040
State tax credits	—	12	2022-2040
Non-U.S. subsidiaries:
Japan tax losses	11	3	2022-2029
United Kingdom tax losses	111	28	Unlimited
Singapore tax losses	7	1	Unlimited
Canada tax losses	19	5	2034-2040
Spain tax credits	—	19	2022-2029
Other subsidiaries tax losses	74	16	Various
Other subsidiaries tax credits	—	10	Various
		$410
The Company had unrecognized tax benefits of $43 million and $64 million at December 31, 2021 and December 31, 2020, respectively, of which approximately $36 million and $53 million, if recognized, would have affected the effective tax rate for 2021 and 2020, respectively.

A roll-forward of unrecognized tax benefits is as follows:

(in millions)	2021	2020
Balance at January 1	$64	$70
Additions based on tax positions related to current year	1	8
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	—	(6)
Settlements and agreements	(18)	(8)
Lapse of statute of limitations	(6)	(2)
Balance at December 31	$43	$64
The Company recorded $36 million and $49 million of unrecognized tax benefits in other liabilities at December 31, 2021 and December 31, 2020, respectively.
The Internal Revenue Service ("IRS") has concluded the examination of the Company's 2014 and 2015 tax years. The Company also has several state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2018-2021
Australia	2017-2021
Canada	2017-2021
Germany	2017-2021
India	1997-2021
Israel	2019-2021
Poland	2018-2021
Malaysia	2014-2021
United Kingdom	2020-2021
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
Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be up to a $7 million tax benefit.
At December 31, 2021, the Company had $22 million accrued for interest and $15 million accrued for penalties on unrecognized tax benefits. At December 31, 2020, the Company had $33 million and $15 million accrued for interest and penalties, respectively, on unrecognized tax benefits. The Company's policy is to classify the interest and penalty as a component of interest expense and other expense, respectively.

8.    Retirement Benefits
Pension and Postretirement Health Care Benefits Plans
U.S. Pension Benefit Plans
The Company’s non-contributory U.S. defined benefit plan (the "U.S. Pension Plan") provide benefits to U.S. employees hired prior to January 1, 2005, who became eligible after one year of service. The Company also has an additional non-contributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan ("MSPP"), which provided supplemental benefits to individuals by replacing benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. In December 2008, the Company amended the U.S. Pension Plan and MSSP (together the "U.S. Pension Benefit Plans") such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.
In December 2019, the Company completed a voluntary lump-sum election window offered to certain participants of the U.S. Pension Plan. The aggregate dollar amount of lump-sum elections by approximately 6,300 participants was $836 million, and accordingly, this amount was paid out of plan assets prior to December 31, 2019. These actions resulted in a reduction of the Company's projected benefit obligation, absent of actuarial losses experienced from decreases in interest rates, of $1.0 billion and a settlement loss of $359 million recorded within “Other charges” on the Consolidated Statement of Operations.
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
These series of amendments to the Postretirement Health Care Benefits Plan resulted in a reduction in the postretirement benefit obligation. A substantial portion of the decrease related to prior service credits and was amortized as a credit to the Consolidated Statements of Operations over approximately five years, or the period in which the remaining employees eligible for the plan qualify for benefits under the plan. These amendments were fully amortized during fiscal year 2021.
Non-U.S. Pension Benefit Plans
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
Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non-U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$1	$2	$2	$—	$—	$—
Interest cost	115	144	202	21	29	36	1	2	3
Expected return on plan assets	(235)	(225)	(275)	(99)	(85)	(85)	(11)	(10)	(10)
Amortization of:
Unrecognized net loss	70	58	46	16	15	15	3	3	4
Unrecognized prior service benefit	—	—	—	(3)	(3)	—	(5)	(15)	(15)
Settlement loss	—	—	359	—	—	—	—	—	—
Net periodic cost (benefit)	$(50)	$(23)	$332	$(64)	$(42)	$(32)	$(12)	$(20)	$(18)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$5,226	$4,727	$2,058	$1,814	$71	$73
Service cost	—	—	1	2	—	—
Interest cost	115	144	21	29	1	2
Plan amendments	—	—	—	1	—	—
Actuarial loss (gain)	(71)	480	(61)	171	10	1
Foreign exchange valuation adjustment	—	—	(31)	88	—	—
Benefit payments	(130)	(125)	(53)	(47)	(4)	(5)
Benefit obligation at December 31	$5,140	$5,226	$1,935	$2,058	$78	$71
Change in plan assets:
Fair value at January 1	$4,083	$3,601	$1,880	$1,641	$181	$160
Return on plan assets	201	604	43	214	9	26
Company contributions	3	3	9	9	—	—
Foreign exchange valuation adjustment	—	—	(9)	63	—	—
Benefit payments	(130)	(125)	(53)	(47)	(4)	(5)
Fair value at December 31	$4,157	$4,083	$1,870	$1,880	$186	$181
Funded status of the plan	$(983)	$(1,143)	$(65)	$(178)	$108	$110
Unrecognized net loss	1,871	1,977	655	675	31	23
Unrecognized prior service benefit	—	—	(77)	(80)	—	(5)
Prepaid pension cost	$888	$834	$513	$417	$139	$128
Components of prepaid (accrued) pension cost:
Current benefit liability	$(3)	$(3)	$—	$—	$—	$—
Non-current benefit liability	(980)	(1,140)	(297)	(330)	—	—
Non-current benefit asset	—	—	232	152	108	110
Deferred income taxes	454	480	61	65	11	7
Accumulated other comprehensive loss	1,417	1,497	517	530	20	11
Prepaid pension cost	$888	$834	$513	$417	$139	$128
For the year ended December 31, 2021, the primary driver of the decrease in the U.S. Pension Benefit Plans benefit obligation was higher actuarial gains due to an increase in the discount rate from 2.63% as of December 31, 2020 to 2.98% as of December 31, 2021, partially offset by increases in the benefit obligation due to demographic assumption updates. For the year ended December 31, 2020, the primary driver of the increase in the U.S. Pension Benefit Plans benefit obligation was higher actuarial losses due to a decrease in the discount rate from 3.32% as of December 31, 2019 to 2.63% as of December 31, 2020.
For the year ended December 31, 2021, the most significant drivers of the decrease in Non-U.S. Pension Benefit Plans benefit obligation were the higher actuarial gains coupled with favorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to increases in the discount rates from 1.24% as of December 31, 2020 to 1.82% as of December 31, 2021. For the year ended December 31, 2020, the most significant drivers of the increase in Non-U.S. Pension Benefit Plans benefit obligation were the higher actuarial losses coupled with unfavorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial losses primarily due to decreases in the discount rates from 1.82% as of December 31, 2019 to 1.24% as of December 31, 2020.

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
The Company uses a full yield curve approach to estimate interest and service cost components of net periodic cost (benefit) for defined benefit pension and other post-retirement benefit plans. The full yield curve approach requires the application of the specific spot rate along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows.
The Company used "Mortality Improvement Scale MP-2021" to calculate the 2021 U.S. projected benefit obligations and the "Mortality Improvement Scale MP-2018" to calculate the 2020 U.S. projected benefit obligations.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2021	2020	2021	2020	2021	2020
Discount rate	2.25%	3.10%	1.02%	1.61%	1.57%	2.66%
Investment return assumption	6.75%	6.85%	4.54%	4.66%	6.75%	6.90%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2021	2020	2021	2020	2021	2020
Discount rate	2.98%	2.63%	1.82%	1.24%	2.78%	2.39%
Future compensation increase rate	n/a	n/a	0.54%	0.43%	n/a	n/a
The following table presents the accumulated benefit obligation, projected benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2021	2020	2021	2020
Accumulated benefit obligation	$5,140	$5,226	$1,933	$2,055
Projected benefit obligation	5,140	5,226	1,935	2,058
Fair value of plan assets	4,157	4,083	1,870	1,880
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

The weighted-average asset allocations by asset categories for all pension and the Postretirement Health Care Benefits plan were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2021	2020	2021	2020
Target Mix:
Equity securities	26%	25%	28%	28%
Fixed income securities	57%	57%	52%	51%
Cash and other investments	17%	18%	20%	21%
Actual Mix:
Equity securities	26%	26%	29%	30%
Fixed income securities	58%	58%	53%	53%
Cash and other investments	16%	16%	18%	17%
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
Cash Funding
The Company made $3 million of contributions to its U.S. Pension Benefit Plans during each of 2021 and 2020. The Company contributed $9 million to its Non U.S. Pension Benefit Plans during 2021 and 2020. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2021 or 2020.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2022	$161	$53	$7
2023	178	54	6
2024	197	56	6
2025	217	57	6
2026	240	58	5
2027-2031	1,370	310	23
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2021, 2020 and 2019. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $68 million and $73 million as of December 31, 2021 and December 31, 2020, respectively.

Deferred Compensation Plan
The Company maintains a deferred compensation plan (“the Plan”) for certain eligible participants. Under the Plan, participants may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations. Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the 401(k) plan (as defined below). The Plan also allows for Company matching contributions for the following: (i) the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for board officers, (ii) lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) discretionary amounts as approved by the Compensation and Leadership Committee of the board of directors.
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) plan (the "401(k) plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2021, 2020 and 2019 were $36 million, $15 million and $32 million, respectively.
Due to the economic uncertainties caused by the COVID-19 pandemic, the Company took action in a number of areas to reduce its operating expenses, including by suspending all Company match contributions to the 401(k) plan for the period from May 15, 2020 through December 31, 2020, which were reinstated on January 1, 2021.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2021, 2020, and 2019 the Company made no discretionary contributions.

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
Restricted stock grants consist of shares or the rights to shares of the Company’s common stock which are awarded to certain employees. The grants are restricted in such that they are subject to vesting conditions; however, restricted stock holders have voting rights, and the rights to earn dividends on unvested shares.
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
On August 25, 2015 and on March 9, 2017, the Company approved grants of performance-contingent stock options (“PCSOs”) to certain executive officers which were fully vested as of December 31, 2021. The August 25, 2015 awards have a seven-year term and a per share exercise price of $68.50. The March 9, 2017 awards have a five-and-a-half-year term and a per share exercise price of $81.37.
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended

December 31, 2021, 2020 and 2019, employees purchased 0.6 million, 0.7 million and 0.6 million shares, respectively, at purchase prices of $133.27 and $160.11, $112.98 and $107.18, and $108.96 and $120.12, respectively.
Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2021, 2020 and 2019 was $41.57, $39.98 and $29.14, respectively, using the following weighted-average assumptions:

	2021	2020	2019
Expected volatility	27.3%	33.7%	23.8%
Risk-free interest rate	0.8%	0.6%	2.3%
Dividend yield	2.2%	2.7%	2.5%
Expected life (years)	5.9	5.9	6.0
The Company calculates the value of each performance option, MSU, and PSU using a Monte Carlo simulation option pricing model, estimated on the date of grant. The fair values of performance options, MSUs, and PSUs granted during 2021 were $60.42, $184.71 and $203.57, respectively. The fair values of performance options, MSUs, and PSUs granted during 2020 were $77.82, $112.17 and $233.96, respectively. The fair value of performance options, MSUs and PSUs granted during 2019 was $46.15, $138.00 and $203.61, respectively. The following assumptions were used for the calculations.

	2021	2020	2019
	Performance Options	Performance Options	Performance Options
Expected volatility of common stock	28.5%	34.7%	22.4%
Expected volatility of the S&P 500	38.7%	29.0%	25.1%
Risk-free interest rate	1.2%	0.8%	2.3%
Dividend yield	2.3%	2.6%	2.7%
Expected life (years)	6.5	6.5	6.5

	2021	2020	2019
	Market Stock Unit	Market Stock Unit	Market Stock Units
Expected volatility of common stock	28.5%	34.7%	22.4%
Risk-free interest rate	0.3%	0.6%	2.2%
Dividend yield	1.8%	1.7%	2.0%

	2021	2020
	Performance Stock Units	Performance Stock Units
Expected volatility of common stock	28.5%	34.7%
Expected volatility of the S&P 500	38.7%	29.0%
Risk-free interest rate	0.3%	0.6%
Dividend yield	1.8%	1.7%
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

The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, at December 31, 2021 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
$51-$70	1,982	63	1	1,982	63	1
$71-$90	795	77	5	795	77	5
$91-$110	276	108	6	276	108	6
$111-$130	59	122	7	38	123	7
$131-$150	251	139	7	46	139	7
$151-$170	252	156	8	50	159	8
$171-$190	306	180	9	1	175	8
$191 and over	34	223	10	—	—	—
	3,955			3,188
As of December 31, 2021, the weighted average contractual life for options outstanding and exercisable was four and three years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Restricted Stock Units		Restricted Stock
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2021	2,240	$74	987	$138	125	$132
Granted	203	187	471	186	147	227
Releases/Exercised	(828)	66	(435)	132	(63)	115
Forfeited/Canceled	(28)	169	(99)	137	—	—
Balance as of December 31, 2021	1,587	$92	924	$199	209	$203
Awards exercisable	1,244	70	—	—	—	—

	Performance Options*		Market Stock Units		Performance Stock Units
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2021	2,160	$84	131	$121	55	$219
Granted	160	179	52	185	123	204
Releases/Exercised	(94)	100	(80)	124	(47)	182
Adjustment for payout factor	142	108	18	127	—	—
Forfeited/Canceled	—	—	(1)	125	(3)	204
Balance as of December 31, 2021	2,368	$91	120	$147	128	$210
Awards exercisable	1,944	76	—	—	—	—
* Inclusive of PCSO awards
At December 31, 2021 and 2020, 4.9 million and 5.9 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2021	2020	2019
Share-based compensation expense included in:
Costs of sales	$16	$16	$14
Selling, general and administrative expenses	79	73	62
Research and development expenditures	34	40	42
Share-based compensation expense included in Operating earnings	129	129	118
Tax benefit	15	30	22
Share-based compensation expense, net of tax	$114	$99	$96
Decrease in basic earnings per share	$(0.67)	$(0.58)	$(0.57)
Decrease in diluted earnings per share	$(0.66)	$(0.57)	$(0.55)
At December 31, 2021, the Company had unrecognized compensation expense related to all share based awards of $162 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years and $6 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. The aggregate fair value of outstanding share based awards as of December 31, 2021 was $315 million.
Cash received from stock option exercises and the employee stock purchase plan was $102 million, $108 million, and $114 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $186 million, $149 million, and $113 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2021 was $712 million and $628 million, respectively, based on a December 31, 2021 stock price of $271.09 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2021, 2020 and 2019 was $161 million, $78 million and $146 million, respectively.
Long-Range Incentive Plan
The LRIP rewards elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three-year period. The expense for those LRIP awards with cash settlement terms was $8 million, $9 million and $21 million for the years ended December 31, 2021, 2020 and 2019 , respectively.

10.    Fair Value Measurements
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2021 and December 31, 2020 were as follows:

December 31, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock and equivalents	69	—	69
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5

December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$14	$14
Common stock and equivalents	19	—	19
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8

Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2021 and 2020 were as follows:
U.S. Pension Benefit Plans

December 31, 2021	Level 1	Level 2	Level 3	Total
Equities	$41	$—	$—	$41
Commingled funds	1,601	505	—	2,106
Government fixed income securities	—	412	—	412
Corporate fixed income securities	—	1,145	—	1,145
Short-term investment funds	338	—	—	338
Private funds	—	—	60	60
Total investment securities	$1,980	$2,062	$60	$4,102
Accrued income receivable				49
Cash				6
Fair value plan assets				$4,157
The following table summarizes the changes in fair value of the Level 3 assets:

2021
Fair value at January 1, 2021	—
Transfers from Level 2	17
Actual return on plan assets	5
Purchases	38
Fair value at December 31, 2021	60

December 31, 2020	Level 1	Level 2	Total
Equities	$45	$—	$45
Commingled funds	1,603	463	2,066
Government fixed income securities	—	516	516
Corporate fixed income securities	—	1,070	1,070
Short-term investment funds	327	—	327
Total investment securities	$1,975	$2,049	$4,024
Accrued income receivable			44
Cash			15
Fair value plan assets			$4,083

Non-U.S. Pension Benefit Plans

December 31, 2021	Level 1	Level 2	Total
Equities	$94	$—	$94
Commingled funds	458	75	533
Government fixed income securities	2	1,004	1,006
Short-term investment funds	105	—	105
Total investment securities	$659	$1,079	$1,738
Cash			4
Accrued income receivable			78
Insurance contracts			50
Fair value plan assets			$1,870

December 31, 2020	Level 1	Level 2	Total
Equities	$78	$—	$78
Commingled funds	458	71	529
Government fixed income securities	—	1,076	1,076
Short-term investment funds	106	—	106
Total investment securities	$642	$1,147	$1,789
Cash			7
Accrued income receivable			30
Insurance contracts			54
Fair value plan assets			$1,880
Postretirement Health Care Benefits Plan

December 31, 2021	Level 1	Level 2	Level 3	Total
Equities	$2	$—	$—	$2
Commingled funds	72	23	—	95
Government fixed income securities	—	18	—	18
Corporate fixed income securities	—	51	—	51
Short-term investment funds	15	—	—	15
Private funds	—	—	3	3
Total investment securities	$89	$92	3	184
Accrued income receivable				2
Fair value plan assets				$186
The following table summarizes the changes in fair value of the Level 3 assets:

2021
Fair value at January 1, 2021	—
Transfers from Level 2	1
Purchases	2
Fair value at December 31, 2021	3

December 31, 2020	Level 1	Level 2	Total
Equities	$2	$—	$2
Commingled funds	71	20	91
Government fixed income securities	—	23	23
Corporate fixed income securities	—	48	48
Short-term investment funds	15	—	15
Total investment securities	$88	$91	$179
Cash			2
Fair value plan assets			$181

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
Private funds — A diversified portfolio of assets that includes private equity funds and private loans.
Level 1 investments include securities which are valued at the closing price reported on the active market in which the individual securities are traded. Level 2 investments consist principally of securities which are valued using independent third party pricing sources. Level 3 investments include securities with valuations derived from valuation techniques, in which one or more significant inputs are unobservable. A variety of inputs are utilized by the independent pricing sources including market based inputs, binding quotes, indicative quotes, and ongoing redemption and subscription activity. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation.
At December 31, 2021, the Company had $685 million of investments in money market government and U.S. treasury funds (Level 1) classified as Cash and cash equivalents in its Consolidated Balance Sheet, compared to $448 million at December 31, 2020. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2021 was $6.2 billion (Level 2), compared to a face value of $5.7 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2021	2020
Long-term receivables, gross	$49	$76
Less allowance for losses	(2)	(3)
Long-term receivables	$47	$73
Less current portion	(20)	(19)
Non-current long-term receivables	$27	$54

The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Consolidated Balance Sheet. The Company recognized interest income on long-term receivables of $1 million for each of the years ended December 31, 2021, 2020 and 2019.

Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $56 million at December 31, 2021 and $78 million at December 31, 2020.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2021, 2020 and 2019.

Years ended December 31	2021	2020	2019
Contract-specific discounting facility	$211	$228	$—
Accounts receivable sales proceeds	56	74	34
Long-term receivables sales proceeds	248	181	265
Total proceeds from receivable sales	$515	$483	$299
The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
At December 31, 2021, the Company had retained servicing obligations for $940 million of long-term receivables, compared to $983 million of long-term receivables at December 31, 2020. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
During the year ended December 31, 2021, the Company utilized a cost-efficient receivable discounting facility, implemented in 2020, to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe resulting in accounts receivable sales of $211 million during the year ended December 31, 2021. The proceeds of the Company's receivable sales are included in "Operating Activities" within its Consolidated Statements of Cash Flows.
Credit Quality of Long-Term Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2021 and December 31, 2020 is as follows:

December 31, 2021	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$28	$—	$—	$—
Commercial loans and leases secured	21	1	—	2
Long-term receivables, including current portion	$49	$1	$—	$2

December 31, 2020	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$50	$—	$—	$—
Commercial loans and leases secured	26	2	1	4
Long-term receivables, including current portion	$76	$2	$1	$4
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
As of December 31, 2021, the Company had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2026. The Company expects to make total payments of $336 million under these arrangements as follows: $113 million in 2022, $103 million in 2023, $91 million in 2024, $18 million in 2025, and $11 million in 2026.

The Company outsources certain corporate functions, such as benefit administration and information technology-related services, under various contracts, the longest of which is expected to expire in 2025. The remaining payments under these contracts are approximately $24 million over the remaining life of the contracts. However, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
Legal Matters
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury in the Court decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. The Court denied Hytera’s motion for a new trial on October 20, 2020. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As the parties were unable to agree on a reasonable royalty rate, the Court entered an order favorable to the Company on December 15, 2021, and, consistent with the Company's requests, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. The Court also ordered the parties to jointly file by February 22, 2022, a proposed royalty agreement for the Court's review and approval.
In response to the Court's decision to award the Company $764.6 million in compensatory and punitive damages, Hytera motioned for certain equitable relief. On January 8, 2021, the Court granted Hytera’s motion for certain equitable relief and reduced the $764.6 million judgment award to $543.7 million. That same day, the Court also granted the Company’s motion for pre-judgment interest. On August 10, 2021, the Court ruled that Hytera must pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs. On March 25, 2021, the Court entered rulings favorable to the Company with respect to several of the Company's post-trial motions, including the Company's motion for attorneys' fees and its motion to require Hytera to turn over certain assets in satisfaction of the Company’s judgment award. On September 7, 2021, Hytera filed a notice of appeal of the Court’s judgment with the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The parties have briefed a jurisdictional issue raised by the Court of Appeals in response to Hytera's notice of appeal and await the Court's determination. On September 29, 2021, the Company filed two additional motions with the Court, requesting the Court to reconsider its order denying the Company’s request for an injunction, and requesting that the Court enforce its ruling requiring Hytera to turn over certain assets in satisfaction of the Company's judgment award, or, in the alternative, hold Hytera in contempt. On October 15, 2021, the Court granted the Company’s request for $34.2 million in attorneys’ fees against Hytera.
Separate from the Company's litigation with Hytera, on May 27, 2020, Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Company filed motions in the Bankruptcy Court to dismiss the bankruptcy proceedings in July 2020. On January 22, 2021, the Bankruptcy Court entered an agreed order, allowing a partial sale of Hytera's U.S. assets in the bankruptcy proceedings. The proposed sale does not include Hytera inventory accused of including the Company’s intellectual property. On February 11, 2022, the Court entered an order to confirm the liquidation plan for the two Hytera entities.
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

13.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video security devices and infrastructure, and the implementation and integration of such systems, devices, and applications. Within LMR Communications, the Company is a global leader in the two-way radio category, including the Company’s Project 25 ("P25"), Terrestrial Trunked Radio ("TETRA"), Digital Mobile Radio ("DMR)", as well as other professional and commercial radio (“PCR”) solutions. The Company provides LTE solutions for public safety, government and commercial users, including infrastructure and devices operating in 700 MHz, 900 MHz and Citizens' Broadband Radio Service ("CBRS") frequencies. The Company's Video Security and Access Control technology includes network video management infrastructure, fixed security and mobile video cameras (body-worn and in-vehicle) and access control solutions. The primary customers of the Products and Systems Integration segment are government, public safety and commercial customers who operate private communications networks and video security solutions and typically manage a mobile workforce. In 2021, the segment’s net sales were $5.0 billion, representing 62% of the Company's consolidated net sales.

Software and Services: The Software and Services segment provides a broad range of solution offerings for government, public safety and commercial customers. Software includes public safety and enterprise Command Center Software, unified communications applications, and video software solutions, delivered both on-premise and “as a service.” Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced technologies include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer-owned or Motorola Solutions-owned networks. In 2021, the segment’s net sales were $3.1 billion, representing 38% of the Company's consolidated net sales.
For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 10% of the Company's net sales.
Segment Information
The following table summarizes Net sales and Operating earnings by segment:

	Net Sales			Operating Earnings
Years ended December 31	2021	2020	2019	2021	2020	2019
Products and Systems Integration	$5,033	$4,634	$5,329	$760	$656	$994
Software and Services	3,138	2,780	2,558	907	727	587
	$8,171	$7,414	$7,887	$1,667	$1,383	$1,581
Total other expense				(115)	(209)	(580)
Net earnings before income taxes				$1,552	$1,174	$1,001
The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2021	2020	2019	2021	2020	2019
Products and Systems Integration	$90	$91	$98	$87	$90	$82
Software and Services	153	126	150	115	104	104
	$243	$217	$248	$202	$194	$186
The Company's "chief operating decision maker" does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2021	2020	2019	2021	2020	2019
United States	$5,236	$4,770	$5,006	$9,420	$7,009	$6,749
United Kingdom	849	740	692	1,588	2,460	2,460
Canada	324	254	270	950	1,016	1,040
Other, net of eliminations	1,762	1,650	1,919	231	391	393
	$8,171	$7,414	$7,887	$12,189	$10,876	$10,642
Net sales attributed to geographic area are predominately based on the ultimate destination of the Company's products and services.

14.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of contractual lease terminations costs. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance, or were redeployed due to circumstances not foreseen when the original plans were approved. In these cases, the Company reverses accruals through the Consolidated Statements of Operations where the original charges were recorded when it is determined they are no longer needed.
During 2021, 2020, and 2019 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. During 2020, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at nine months of salary, were equalized for all employment level grades and capped at a full year’s salary for the voluntary applicants. The remainder of the initiatives impacted both of the Company’s segments and affected employees located in all geographic regions.
2021 Charges
During 2021, the Company recorded net reorganization of business charges of $32 million, including $8 million of charges in Costs of sales and $24 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $32 million were charges of $42 million for employee separation costs, partially offset by $10 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2021
Products and Systems Integration	$25
Software and Services	7
$32
Reorganization of Businesses Accruals

Accruals at January 1, 2021	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2021
$79	$42	$(10)	$(77)	$34
Employee Separation Costs
At January 1, 2021, the Company had an accrual of $79 million for employee separation costs. The 2021 additional charges of $42 million include severance costs for approximately 600 employees, of which 400 were direct employees and 200 were indirect employees. The adjustments of $10 million reflect reversals of accruals no longer needed. The $77 million used in 2021 reflects cash payments to severed employees. The remaining accrual of $34 million, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2021, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 100 employees to be separated in 2022.
2020 Charges
During 2020, the Company recorded net reorganization of business charges of $86 million, including $29 million of charges in Costs of sales and $57 million of charges under Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $86 million were charges of $100 million for employee separation costs and $2 million for exit costs, partially offset by $16 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2020
Products and Systems Integration	$69
Software and Services	17
$86
Reorganization of Businesses Accruals

Accruals at January 1, 2020	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2020
$78	$102	$(16)	$(85)	$79
Employee Separation Costs
At January 1, 2020, the Company had an accrual of $78 million for employee separation costs. The additional 2020 charges of $102 million represent severance costs for approximately an additional 1,200 employees, of which 800 were direct employees and 400 were indirect employees. The adjustments of $16 million reflect reversals of accruals no longer needed. The $85 million used in 2020 reflects cash payments to severed employees. The remaining accrual of $79 million was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2020.
2019 Charges
During 2019, the Company recorded net reorganization of business charges of $57 million, including $17 million of charges in Costs of sales and $40 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $57 million are charges of $64 million for employee separation costs and $5 million of charges for exit costs, partially offset by $12 million of reversals for accruals no longer needed.

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
Recent Acquisitions
On December 16, 2021, the Company acquired 911 Datamaster, an NG911 data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of two years. This acquisition reinforces Motorola Solutions’ commitment to being a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. As the purchase accounting is not yet complete, the Company recognized $36 million of goodwill, representing the excess of the purchase price over acquired net liabilities of $1 million as of December 31, 2021. The final allocation of purchase consideration among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change. The goodwill is deductible for tax purposes. The business is a part of the Software and Services segment.
On October 29, 2021, the Company acquired Envysion, a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy as a global leader in end-to-end video security solutions within Video Security and Access Control. The Company recognized $80 million of goodwill, $37 million of identifiable intangible assets, and $7 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $26 million of customer relationships, $6 million of developed technology, and $5 million of trade names that will be amortized over a period of fifteen, four, and nine years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments of up to $40 million based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. The Company estimated there will be no payout related to the earn-out payments. This acquisition expands the Company's ability to combine video security and access control solutions within Video Security and Access Control to help support enterprise customers. The Company recognized $234 million of goodwill, $73 million of identifiable intangible assets, and $9 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $57 million of developed technology and $16 million of customer relationships that will be amortized over a period of sixteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
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

On June 16, 2020, the Company acquired IndigoVision for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's Video Security and Access Control technology, providing enhanced geographical reach across a wider customer base. The Company recognized $18 million of goodwill, $22 million of identifiable intangible assets, and $5 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $22 million of customer relationships that will be amortized over a period of eleven years. The business is a part of both the Products and Systems Integration and Software and Services segments. The purchase accounting was completed as of the second quarter of 2021.
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
On October 16, 2019, the Company acquired a data solutions business for vehicle location information for a purchase price of $85 million in cash, net of cash acquired. The acquisition enhances the Company's Video Security and Access Control technology by adding data to the Company’s existing LPR database within the Software and Services segment. The Company recognized $54 million of goodwill, $28 million of identifiable intangible assets, and $3 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $22 million of customer relationships and $6 million of developed technology and will be amortized over a period of sixteen years and five years, respectively. The purchase accounting was completed as of the fourth quarter of 2020.
On July 11, 2019, the Company acquired WatchGuard, a provider of in-car and body-worn video solutions for $271 million, inclusive of share-based compensation withheld at a fair value of $16 million that will be expensed over an average service period of two years. The acquisition was settled with $250 million, net of cash acquired. The acquisition expands the Company's Video Security and Access Control technology. The business is part of both the Products and Systems Integration and Software and Services segments. The Company recognized $156 million of goodwill, $63 million of identifiable intangible assets, and $31 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $33 million of customer relationships and $30 million of developed technology that will be amortized over a period of thirteen years and seven years, respectively. The purchase accounting was completed as of the third quarter of 2020.
On March 11, 2019, the Company acquired Avtec, a provider of dispatch communication equipment for U.S. public safety and commercial customers for a purchase price of $136 million in cash, net of cash acquired. This acquisition expands the Company's commercial portfolio with new capabilities, allowing it to offer an enhanced platform for customers to communicate, coordinate resources, and secure their facilities. The business is part of both the Products and Systems Integration and Software and Services segments. The Company recognized $68 million of goodwill, $64 million of identifiable intangible assets, and $4 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $43 million of developed technology and $21 million of customer relationship intangibles and will be amortized over a period of fifteen years. The purchase accounting was completed as of the third quarter of 2019.
On January 7, 2019, the Company announced that it acquired VaaS, a company that is a global provider of data and image analytics for vehicle location for $445 million, inclusive of share-based compensation withheld at a fair value of $38 million that will be expensed over an average service period of one year. The acquisition was settled with $231 million of cash, net of cash acquired, and 1.4 million of shares issued at a fair value of $160 million for a purchase price of $391 million to be utilized in the purchase price allocation. The business is part of both the Products and Systems Integration and Software and Services segments. The Company recognized $261 million of goodwill, $141 million of identifiable intangible assets, and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $99 million of developed technology that will be amortized over a period of ten years and $42 million of customer relationship intangibles that will be amortized over a period of fifteen years. The purchase accounting was completed as of the first quarter of 2020.
The results of operations for these acquisitions have been included in the Company’s Consolidated Statements of Operations subsequent to the acquisition date. The pro forma effects of these acquisitions are not significant individually or in the aggregate.

Intangible Assets
Amortized intangible assets are comprised of the following:

	2021		2020
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$828	$278	$766	$210
Patents	2	2	2	2
Customer-related	1,367	836	1,335	685
Other intangibles	82	58	78	50
	$2,279	$1,174	$2,181	$947
Amortization expense on intangible assets, which is included within Other charges in the Consolidated Statements of Operations, was $236 million, $215 million, and $208 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, future amortization expense is estimated to be $238 million in 2022, $129 million in 2023, $99 million in 2024, $88 million in 2025, and $81 million in 2026.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2021		2020
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$766	$184	$692	$129
Software and Services	1,513	990	1,489	818
	$2,279	$1,174	$2,181	$947
Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2020 to December 31, 2021:

(in millions)	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2020	$973	$1,094	$2,067
Goodwill acquired	46	100	146
Foreign currency translation	—	6	6
Balance as of December 31, 2020	$1,019	$1,200	$2,219
Goodwill acquired	218	131	349
Purchase accounting adjustments	(1)	(1)	(2)
Foreign currency translation	—	(1)	(1)
Balance as of December 31, 2021	$1,236	$1,329	$2,565
The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment assessment is performed at the reporting unit level which is an operating segment or one level below an operating segment.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2021, 2020, and 2019. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price, and entity-specific events. For fiscal years 2021, 2020, and 2019, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, a quantitative goodwill impairment test was not required and there was no impairment of goodwill.

16.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2021, 2020, and 2019:

	Balance at Beginning of Period	Charged to Earnings	Used	Adjustments*	Balance at End of Period
2021
Allowance for credit losses	$75	$22	$(26)	$(1)	$70
2020
Allowance for credit losses	63	47	(34)	(1)	75
2019
Allowance for credit losses	51	39	(26)	(1)	63
* Adjustments include translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2021 (the "Evaluation Date"), the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the fourth quarter of 2021 and effective as of January 1, 2022, the Company and Kelly Mark entered into a Service Agreement upon Mr. Mark’s retirement from the Company (the “Service Agreement”). As previously announced, Mr. Mark, the Company’s former Executive Vice President, Software and Services, stepped down from his position leading the Software and Services segment of the Company effective June 1, 2021, and retired from the Company effective December 31, 2021. Pursuant to the Service Agreement, Mr. Mark will continue to provide consulting services to the Company until January 1, 2023 (with an option to renew his services). As compensation for Mr. Mark’s services, Mr. Mark will be allowed to continue his medical benefits as described in the Service Agreement. The foregoing description of the Service Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.53 to this Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item with respect to directors is incorporated herein by reference to the information under the caption “Our Board - Who We Are” of our Proxy Statement; with respect to executive officers, is contained in Part I hereof under the caption “Information About our Executive Officers”; and, with respect to the audit committee, is incorporated herein by reference to the information under the caption “Committees of the Board” of the Proxy Statement.
Motorola Solutions has adopted a code of ethics, the Motorola Solutions Code of Business Conduct (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted in the Corporate Governance section on Motorola Solutions’ Internet website, www.motorolasolutions.com/investors, and is available electronically and without charge by contacting Investor Relations at investors@motorolasolutions.com. Any amendment to, or waiver from, the Code applicable to executive officers will be posted on our Internet website within four business days following the date of the amendment or waiver. The Code applies to all of the Company’s employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola Solutions—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

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
3.     Exhibits
Exhibit numbers 10.5 through 10.53 listed in this Exhibit Index are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

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
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1(e) to Motorola Solutions, Inc.'s Annual Report on Form 10-K filed on February 12, 2021).
10.1	Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).
10.2	Amended and Restated Intellectual Property License Agreement, effective as of July 31, 2010, between Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation).
10.3	Amended and Restated Exclusive License Agreement, effective as of July 30, 2010, between Motorola Trademark Holdings, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc. (File No. 1-34805)).
10.4	Tax Sharing Agreement, effective as of July 31, 2010, among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).

10.5	Motorola Solutions Omnibus Incentive Plan of 2015 (f/k/a the Motorola Omnibus Incentive Plan of 2006), as amended and restated effective May 18, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on May 21, 2015).
10.6	First Amendment to the Motorola Solutions Omnibus Incentive Plan of 2015 (f/k/a the Motorola Omnibus Incentive Plan of 2006), as amended and restated effective May 18, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020).
10.7	Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance Contingent Stock Options (CEO) (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on August 26, 2015).
10.8	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after February 14, 2019 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019).
10.9	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers from March 9, 2015 to February 13, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.10	Form of Motorola Solutions, Inc. Terms and Conditions Related to Employee Performance-Contingent Stock Options (non-CEO) (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on August 26, 2015).
10.11	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after May 6, 2013 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013).
10.12	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants on or after February 15, 2018 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.13	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants from March 9, 2017 to February 14, 2018 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.14	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.9 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.15	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from January 4, 2011 to February 2, 2014 (incorporated by reference to Exhibit 10.11 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.16	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2017 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.17	Form of Motorola Solutions Stock Option Consideration Agreement for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.18	Form of Motorola Solutions Stock Option Consideration Agreement for grants from January 4, 2011 to February 2, 2014 (incorporated by reference to Exhibit 10.15 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.19	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 9, 2017 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.20	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Section 16 Officers on or after March 9, 2017 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.21	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers on or after February 15, 2018 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.22	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees on or after February 15, 2018 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.23	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers on or after February 11, 2021 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.24	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after May 13, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019).

10.25
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after February 11, 2021 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.26	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after May 13, 2019 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019).
10.27	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after February 11, 2021 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.28
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.25 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.29	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.30	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 4, 2011 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)).
10.31	Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown under the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.32 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.32	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.33	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.34	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 4, 2011 (incorporated by reference to Exhibit 10.37 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.35	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.36	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants from January 4, 2011 to December 31, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.37	Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-7221)).
10.38	Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.39
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2021 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.40	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated May 13, 2019 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019).
10.41	2019-2021 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 14, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019).
10.42	2020-2022 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 13, 2020 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020).
10.43
2021-2023 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 11, 2021 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.44	Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on June 5, 2013).
10.45
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.46	Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.47	Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How our Directors are Compensated” of Motorola Solutions Inc.’s Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Shareholders filed on April 1, 2021 (“Motorola Solutions’ Proxy Statement”)).
10.48	Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How our Directors are Compensated” of the Motorola Solutions’ Proxy Statement, and incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended on July 3, 2021).
10.49	Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008).
10.50	Amendment made on December 15, 2008, to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.51	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010 ).
10.52	Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 13, 2014).
*10.53	Service Agreement, effective as of January 1, 2022, by and between Motorola Solutions, Inc. and Kelly Mark.
10.54
Revolving Credit Agreement, dated as of March 24, 2021, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on March 25, 2021).

10.55	Revised and Amended Aircraft Time Sharing Agreement, dated as of October 1, 2015, between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015).
10.56	Investment Agreement, dated as of September 5, 2019, among Motorola Solutions, Inc., Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master) L.P. (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on September 5, 2019).
*21	Subsidiaries of Motorola Solutions, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 16, 2022
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ JASON J. WINKLER	Executive Vice President and	February 16, 2022
Jason J. Winkler	Chief Financial Officer (Principal Financial Officer)

/S/ DAN PEKOFSKE	Corporate Vice President and	February 16, 2022
Dan Pekofske	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH D. DENMAN	Director	February 16, 2022
Kenneth D. Denman

/S/ EGON P. DURBAN	Director	February 16, 2022
Egon P. Durban

	Director	February 16, 2022
Ayanna M. Howard

/S/ CLAYTON M. JONES	Director	February 16, 2022
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 16, 2022
Judy C. Lewent

/S/ GREGORY K. MONDRE	Director	February 16, 2022
Gregory K. Mondre

/S/ JOSEPH M. TUCCI	Director	February 16, 2022
Joseph M. Tucci