Form 10-Q
period 2022-04-02
Motorola Solutions, Inc.
filed 2022-05-12
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of April 29, 2022 was 167,296,991.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales from products	$1,046	$926
Net sales from services	846	847
Net sales	1,892	1,773
Costs of products sales	548	438
Costs of services sales	487	475
Costs of sales	1,035	913
Gross margin	857	860
Selling, general and administrative expenses	338	303
Research and development expenditures	188	180
Other charges	92	79
Operating earnings	239	298
Other income (expense):
Interest expense, net	(56)	(54)
Gain on sales of investments and businesses, net	2	—
Other, net	34	45
Total other expense	(20)	(9)
Net earnings before income taxes	219	289
Income tax expense (benefit)	(49)	44
Net earnings	268	245
Less: Earnings attributable to non-controlling interests	1	1
Net earnings attributable to Motorola Solutions, Inc.	$267	$244
Earnings per common share:
Basic	$1.59	$1.44
Diluted	$1.54	$1.41
Weighted average common shares outstanding:
Basic	168.0	169.3
Diluted	173.1	173.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Net earnings	$268	$245
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(20)	19
Defined benefit plans	15	17
Total other comprehensive income (loss), net of tax	(5)	36
Comprehensive income	263	281
Less: Earnings attributable to non-controlling interests	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$262	$280
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	April 2, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$878	$1,874
Accounts receivable, net	1,151	1,386
Contract assets	999	1,105
Inventories, net	952	788
Other current assets	300	259
Total current assets	4,280	5,412
Property, plant and equipment, net	1,080	1,042
Operating lease assets	387	382
Investments	183	209
Deferred income taxes	999	916
Goodwill	2,864	2,565
Intangible assets, net	1,304	1,105
Other assets	552	558
Total assets	$11,649	$12,189
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$4	$5
Accounts payable	827	851
Contract liabilities	1,590	1,650
Accrued liabilities	1,465	1,557
Total current liabilities	3,886	4,063
Long-term debt	5,689	5,688
Operating lease liabilities	320	313
Other liabilities	2,052	2,148
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/2/22—168.6; 12/31/21—169.6
Outstanding shares: 4/2/22—167.6; 12/31/21—168.7
Additional paid-in capital	1,064	987
Retained earnings	1,002	1,350
Accumulated other comprehensive loss	(2,384)	(2,379)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(316)	(40)
Non-controlling interests	18	17
Total stockholders’ equity (deficit)	(298)	(23)
Total liabilities and stockholders’ equity (deficit)	$11,649	$12,189
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				267	1
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.2	50
Share repurchase program	(2.2)			(493)
Share-based compensation expenses		37
Dividends declared $0.79 per share				(132)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of April 2, 2022	168.6	$1,066	$(2,384)	$1,002	$18

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				244	1
Other comprehensive income			36
Issuance of common stock and stock options exercised	1.4	44
Share repurchase program	(1.0)			(170)
Share-based compensation expenses		29
Dividends declared $0.71 per share				(121)
Balance as of April 3, 2021	170.6	$834	$(2,410)	$1,080	$18
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Operating
Net earnings	$268	$245
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	111	110
Non-cash other charges (income)	2	(7)
Share-based compensation expenses	37	29
Gain on sales of investments and businesses, net	(2)	—
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	248	298
Inventories	(162)	(24)
Other current assets and contract assets	47	149
Accounts payable, accrued liabilities, and contract liabilities	(188)	(426)
Other assets and liabilities	(30)	(5)
Deferred income taxes	(179)	1
Net cash provided by operating activities	152	370
Investing
Acquisitions and investments, net	(512)	(2)
Proceeds from sales of investments and businesses, net	9	2
Capital expenditures	(54)	(52)
Net cash used for investing activities	(557)	(52)
Financing
Repayments of debt	(2)	(3)
Revolving credit facility renewal fees	—	(7)
Issuances of common stock	52	45
Purchases of common stock	(493)	(170)
Payments of dividends	(134)	(121)
Net cash used for financing activities	(577)	(256)
Effect of exchange rate changes on total cash and cash equivalents	(14)	4
Net increase (decrease) in total cash and cash equivalents	(996)	66
Cash and cash equivalents, beginning of period	1,874	1,254
Cash and cash equivalents, end of period	$878	$1,320
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$53	$59
Income and withholding taxes, net of refunds	$33	$78
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of April 2, 2022 and for the three months ended April 2, 2022 and April 3, 2021 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The results of operations for the three months ended April 2, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company reports net sales in the following three major products and services (which the Company refers to as “technologies” in this Quarterly Report on Form 10-Q (this “Form 10-Q”)): Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control, and Command Center Software. In January 2022 the Company renamed one of its three major products and services technologies from LMR Mission Critical Communications to LMR Communications in an effort to more succinctly brand its LMR technology. The change was to the name of the technology only and no financial information was reclassified from previous periods presented or for the quarter ended April 2, 2022.
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
•Command Center Software: Software suite that enables collaboration and seamless information sharing through the public safety workflow from "911 call to case closure."
Recent Acquisitions
Subsequent to quarter end, on May 12, 2022, the Company acquired Videotec S.p.A. ("Videotec"), a global provider of ruggedized video security solutions, for $22 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
Subsequent to quarter end, on April 19, 2022, the Company acquired Calipsa, Inc. ("Calipsa"), a technology leader in cloud-native advanced video analytics, for $40 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The business is a part of the Software and Services segment.
On March 23, 2022, the Company acquired TETRA Ireland Communications Limited ("TETRA Ireland"), the provider of Ireland's National Digital Radio Service, for $120 million, net of cash acquired. The Company was an initial shareholder of TETRA Ireland and acquired the remaining interest in the entity from the other shareholders. This acquisition expands the Company's portfolio of delivering mission-critical voice and data communications solutions to first responders and frontline workers. The business is part of the Software and Services segment.
On March 3, 2022, the Company acquired Ava Security Limited ("Ava"), a global provider of cloud-native video security and analytics, for $387 million, net of cash acquired. In addition, the Company issued restricted stock and restricted stock units at a fair value of $7 million to certain key employees that will be expensed over an average service period of two years. This acquisition expands the Company's portfolio of intelligent video solutions that help to enhance safety and streamline operations. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.

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
On October 29, 2021, the Company acquired Envysion, Inc. ("Envysion"), a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy to be a global leader in end-to-end video security solutions within Video Security and Access Control. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method of adoption. As a result of the adoption of this ASU, the Company's $1 billion of 1.75% senior convertible notes due 2024 issued to Silver Lake Partners (the "Senior Convertible Notes") are accounted as a single liability measured at its amortized cost, given the embedded conversion feature does not require bifurcation and recognition as a derivative. Upon adoption of this ASU, amounts previously recognized in additional paid-in capital from the original embedded conversion feature of $10 million were reclassified to retained earnings. The Company uses the if-converted method as required under ASU No. 2020-06 to determine the dilutive effect of the convertible instrument. Refer to Note 4, "Other Financial Data" to our condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for the effect of the convertible notes on diluted earnings per common share.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, "which requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC Topic 606. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption of this standard did not have a material impact on the Company's financial statements and disclosures. The Company anticipates that this adoption will generally result in the Company recognizing larger contract liabilities in connection with business combinations.
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance." This ASU requires disclosures that are expected to increase the transparency of transactions with a governmental entity accounted for by applying a grant or contribution accounting model by analogy, including disclosures around: (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis, and the adoption of this standard did not have a material impact on the Company's financial statements and disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three months ended April 2, 2022 and April 3, 2021, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	April 2, 2022			April 3, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$831	$474	$1,305	$742	$443	$1,185
International	272	315	587	273	315	588
	$1,103	$789	$1,892	$1,015	$758	$1,773

Major Products and Services:
LMR Communications	$909	$546	$1,455	$850	$551	$1,401
Video Security and Access Control	194	113	307	165	88	253
Command Center Software	—	130	130	—	119	119
	$1,103	$789	$1,892	$1,015	$758	$1,773

Customer Types:
Direct	$656	$702	$1,358	$604	$690	$1,294
Indirect	447	87	534	411	68	479
	$1,103	$789	$1,892	$1,015	$758	$1,773

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of April 2, 2022 was $9.0 billion. A total of $4.1 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of April 2, 2022, of which $2.5 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.9 billion was from Software and Services performance obligations that were not yet satisfied as of April 2, 2022. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.5 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	April 2, 2022	December 31, 2021
Accounts receivable, net	$1,151	$1,386
Contract assets	999	1,105
Contract liabilities	1,590	1,650
Non-current contract liabilities	299	306
Revenue recognized during the three months ended April 2, 2022 which was previously included in Contract liabilities as of December 31, 2021 was $456 million, compared to $396 million of revenue recognized during the three months ended April 3, 2021 which was previously included in Contract liabilities as of December 31, 2020. Revenue of $17 million was reversed during the three months ended April 2, 2022 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $4 million of reversals for the three months ended April 3, 2021.

There were no material expected credit losses recorded on contract assets during each of the three months ended April 2, 2022 and April 3, 2021.
Contract Cost Balances

(In millions)	April 2, 2022	December 31, 2021
Current contract cost assets	$39	$30
Non-current contract cost assets	118	124
Amortization of non-current contract cost assets was $13 million for each of the three months ended April 2, 2022 and April 3, 2021.

3.    Leases
Components of Lease Expense

	Three Months Ended
(in millions)	April 2, 2022	April 3, 2021
Lease expense:
Operating lease cost	$33	$33
Finance lease cost
Amortization of right-of-use assets	2	3

Short-term lease cost	1	1
Variable cost	9	9
Sublease income	(1)	(1)
Net lease expense	$44	$45

Lease Assets and Liabilities

(in millions)	Statement Line Classification	April 2, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$387	$382
Finance lease assets	Property, plant and equipment, net	15	16
		$402	$398
Current liabilities:
Operating lease liabilities	Accrued liabilities	$102	$124
Finance lease liabilities	Current portion of long-term debt	3	4
		$105	$128
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$320	$313
		$320	$313
Other Information Related to Leases

	Three Months Ended
(in millions)	April 2, 2022	April 3, 2021
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$62	$54
Net cash used for financing activities related to finance leases	2	3
Assets obtained in exchange for lease liabilities:
Operating leases	$40	$15
The increase in assets obtained in exchange for lease liabilities for the three months ended April 2, 2022 compared to the three months ended April 3, 2021 was primarily due to $27 million of additional leases acquired in connection with the Company's acquisition of TETRA Ireland during the quarter ended April 2, 2022.

	April 2, 2022	December 31, 2021
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	1
Weighted average discount rate:
Operating leases	3.18%	3.11%
Finance leases	3.94%	3.99%
Future Lease Payments

	April 2, 2022
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$81	$3	$84
2023	91	—	91
2024	76	—	76
2025	60	—	60
2026	48	—	48
Thereafter	109	—	109
Total lease payments	465	3	468
Less: interest	43	—	43
Present value of lease liabilities	$422	$3	$425

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	April 2, 2022	April 3, 2021
Other charges (income):
Intangibles amortization (Note 15)	$66	$58
Reorganization of business (Note 14)	7	14
Operating lease asset impairments	9	7
Acquisition-related transaction fees	10	1
Legal settlements	11	—
Fixed asset impairment	3	—
Gain on Hytera legal settlement	(13)	—
Other	(1)	(1)
	$92	$79
In February 2022, the Company recognized a gain of $13 million related to the recovery, through legal proceedings to seize and liquidate assets, of financial receivables owed to the Company by the bankruptcy estate of the two U.S. subsidiaries of Hytera Communications Corporation Limited of Shenzhen, China. Refer also to "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for additional information related to these proceedings.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 2, 2022	April 3, 2021
Interest income (expense), net:
Interest expense	$(58)	$(56)
Interest income	2	2
	$(56)	$(54)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$32	$30
Investment impairments	(1)	—
Foreign currency gain	23	14
Loss on derivative instruments (Note 6)	(23)	(8)
Gain on equity method investments	—	2
Fair value adjustments to equity investments	(18)	5
Gain on TETRA Ireland equity method investment	21	—
Other	—	2
	$34	$45
The Company previously held a minority ownership interest in TETRA Ireland, and, upon acquisition of 100% of the equity of TETRA Ireland in the first quarter of 2022, recorded a $21 million gain to adjust the Company's initial equity method investment to fair value during the three months ended April 2, 2022. Refer to Note 15, "Intangible Assets and Goodwill" to our condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for further information related to this acquisition.
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	April 2, 2022	April 3, 2021
Basic earnings per common share:
Earnings	$267	$244
Weighted average common shares outstanding	168.0	169.3
Per share amount	$1.59	$1.44
Diluted earnings per common share:
Earnings	$267	$244
Weighted average common shares outstanding	168.0	169.3
Add effect of dilutive securities:
Share-based awards	4.5	3.9
1.75% senior convertible notes	0.6	—
Diluted weighted average common shares outstanding	173.1	173.2
Per share amount	$1.54	$1.41
In the computation of diluted earnings per common share for the three months ended April 2, 2022, the assumed exercise of 0.2 million options were excluded because their inclusion would have been antidilutive. For the three months ended April 3, 2021, 0.3 million options were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.

As of April 2, 2022, the Company had $1.0 billion of the Senior Convertible Notes outstanding, which mature on September 15, 2024. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, when the average stock price exceeded the contractual conversion price, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the quarter ended October 2, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion (under the if-converted method of accounting for share dilution) in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended April 2, 2022. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of April 2, 2022 was $124 million. For the period ended April 3, 2021, there was no dilutive effect of the Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 2, 2022	December 31, 2021
Accounts receivable	$1,221	$1,456
Less allowance for credit losses	(70)	(70)
	$1,151	$1,386
Inventories, Net
Inventories, net, consist of the following:

	April 2, 2022	December 31, 2021
Finished goods	$309	$268
Work-in-process and production materials	766	643
	1,075	911
Less inventory reserves	(123)	(123)
	$952	$788
Other Current Assets
Other current assets consist of the following:

	April 2, 2022	December 31, 2021
Current contract cost assets (Note 2)	$39	$30
Tax-related deposits	42	41
Other	219	188
	$300	$259

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	April 2, 2022	December 31, 2021
Land	$5	$5
Leasehold improvements	473	474
Machinery and equipment	2,494	2,439
	2,972	2,918
Less accumulated depreciation	(1,892)	(1,876)
	$1,080	$1,042
Depreciation expense for the three months ended April 2, 2022 and April 3, 2021 was $45 million and $52 million, respectively.
Investments
Investments consist of the following:

	April 2, 2022	December 31, 2021
Common stock	$50	$69
Strategic investments	40	35
Company-owned life insurance policies	78	81
Equity method investments	15	24
	$183	$209
On July 16, 2021, the Company paid $50 million for equity securities of NewHold Investment Corp. ("NHIC"), a special purpose acquisition company (SPAC) that completed a business combination with Evolv Technologies, Inc. After the business combination, NHIC was renamed “Evolv Technologies Holdings, Inc.” (together with its subsidiaries, “Evolv”). During the three months ended April 2, 2022, the Company recognized a loss of $12 million in Other income (expense) related to a decrease in the fair value of the investment.
Other Assets
 Other assets consist of the following:

	April 2, 2022	December 31, 2021
Defined benefit plan assets	$380	$365
Non-current contract cost assets (Note 2)	118	124
Other	54	69
	$552	$558

Accrued Liabilities
Accrued liabilities consist of the following:

	April 2, 2022	December 31, 2021
Compensation	$310	$360
Tax liabilities	262	183
Dividend payable	132	134
Trade liabilities	166	235
Operating lease liabilities (Note 3)	102	124
Other	493	521
	$1,465	$1,557

Other Liabilities
Other liabilities consist of the following:

	April 2, 2022	December 31, 2021
Defined benefit plans	$1,341	$1,390
Non-current contract liabilities (Note 2)	299	306
Unrecognized tax benefits (Note 7)	36	36
Deferred income taxes (Note 7)	143	183
Environmental reserve	108	108
Other	125	125
	$2,052	$2,148
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three months ended April 2, 2022, the Company repurchased approximately 2.2 million shares at an average price of $224.41 per share for an aggregate of $493 million, including transaction costs. As of April 2, 2022, the Company had $1.6 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended April 2, 2022 and April 3, 2021, the Company paid $134 million and $121 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $132 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(384)	$(360)
Other comprehensive income (loss) before reclassification adjustment	(18)	17
Tax benefit (expense)	(2)	2
Other comprehensive income (loss), net of tax	(20)	19
Balance at end of period	$(404)	$(341)
Defined Benefit Plans:
Balance at beginning of period	$(1,995)	$(2,086)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	20	22
Reclassification adjustment - Prior service benefits into Other income (Note 8)	(1)	(2)
Tax expense	(4)	(3)
Other comprehensive income, net of tax	15	17
Balance at end of period	$(1,980)	$(2,069)
Total Accumulated other comprehensive loss	$(2,384)	$(2,410)

5.    Debt and Credit Facilities
As of April 2, 2022, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 2, 2022.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of April 2, 2022 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
At April 2, 2022, the Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion, compared to $1.1 billion at December 31, 2021. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2022, and the corresponding positions as of December 31, 2021:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2022	December 31, 2021
British pound	$221	$128
Euro	200	164
Chinese renminbi	(79)	(89)
Australian dollar	(68)	(76)
Brazilian real	(32)	(23)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 2, 2022, all of the counterparties had investment grade credit ratings. As of April 2, 2022, the Company had $4 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of April 2, 2022 and December 31, 2021:

	Fair Values of Derivative Instruments
April 2, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	10
Total derivatives	$4	$10

	Fair Values of Derivative Instruments
December 31, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	5
Total derivatives	$7	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended April 2, 2022 and April 3, 2021:

	Financial Statement Location	Three Months Ended
Foreign Exchange Contracts		April 2, 2022	April 3, 2021
Effective portion	Accumulated other comprehensive loss	$2	$4
Undesignated derivatives recognized	Other income (expense)	(23)	(8)

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of April 2, 2022, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £25 million of net investment hedges in certain British pound functional subsidiaries.
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
In January 2022, the Company completed an intra-group transfer of certain intellectual property ("IP") rights from non-U.S. wholly-owned subsidiaries of the Company to the United States in order to better align with current and future business operations. The transfer resulted in a step-up in tax basis driven by the fair value of the transferred IP rights, resulting in a one-time net deferred benefit of $77 million in the quarter ended April 2, 2022. The determination of the fair value involves judgment on future revenue growth, operating margins and discount rates. The Company expects to realize the net deferred tax asset recorded as a result of the IP transfer and will periodically assess such realizability. The tax-deductible amortization related to the transferred IP rights will be recognized over a 15-year period.
The following table provides details of income taxes:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net earnings before income taxes	$219	$289
Income tax expense (benefit)	(49)	44
Effective tax rate	(22)%	15%
The effective tax rate for the three months ended April 2, 2022 of (22)% was lower than the U.S. federal statutory tax rate of 21% primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights (as described above), a higher foreign derived intangible income deduction and the excess tax benefits of share-based compensation.
The effective tax rate for the three months ended April 3, 2021 of 15% was lower than the U.S. federal statutory tax rate of 21% due to the excess tax benefits on share-based compensation, offset by state tax expense.
The effective tax rate for the three months ended April 2, 2022 of (22)% was lower than the effective tax rate for the three months ended April 3, 2021 of 15%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights (as described above) and a higher tax rate benefit from the foreign derived intangible income deduction and share-based compensation in 2022 compared to 2021.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	32	29	8	5	—	—
Expected return on plan assets	(63)	(59)	(26)	(25)	(3)	(3)
Amortization of:
Unrecognized net loss	15	17	4	4	1	1
Unrecognized prior service benefit	—	—	(1)	(1)	—	(1)
Net periodic pension benefits	$(16)	$(13)	$(14)	$(16)	$(2)	$(3)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Share-based compensation expense included in:
Costs of sales	$6	$4
Selling, general and administrative expenses	21	17
Research and development expenditures	10	8
Share-based compensation expense included in Operating earnings	37	29
Tax benefit	(8)	(6)
Share-based compensation expense, net of tax	$29	$23
Decrease in basic earnings per share	$(0.17)	$(0.14)
Decrease in diluted earnings per share	$(0.17)	$(0.13)
During the three months ended April 2, 2022, the Company granted 0.7 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $140 million, $16 million, and $10 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $7 million and $10 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
During the three months ended April 2, 2022, the Company granted 0.01 million shares of restricted stock with an aggregate grant-date fair value of $3 million and 0.02 million shares of RSUs with a grant-date fair value of $4 million (included in the amounts noted above) to certain key employees as share-based compensation in connection with the acquisition of Ava, which will be expensed over an average service period of 2 years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 2, 2022 and December 31, 2021 were as follows:

April 2, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Common stock	50	—	50
Liabilities:
Foreign exchange derivative contracts	$—	$10	$10

December 31, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock	69	—	69
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no foreign exchange derivative contracts or common stock investment Level 3 holdings as of April 2, 2022 or December 31, 2021.
At April 2, 2022 and December 31, 2021, the Company had $192 million and $685 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of April 2, 2022 was $5.9 billion, of which the Senior Convertible Notes were $1.2 billion (Level 2). The fair value of long-term debt at December 31, 2021 was $6.2 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Contract-specific discounting facility	$49	$71
Accounts receivable sales proceeds	22	—
Long-term receivables sales proceeds	17	54
Total proceeds from receivable sales	$88	$125
At April 2, 2022, the Company had retained servicing obligations for $905 million of long-term receivables, compared to $940 million at December 31, 2021. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $32 million at April 2, 2022, compared to $56 million at December 31, 2021.
During the three months ended April 2, 2022, the Company completed its final draw against a cost-efficient receivables discounting facility, implemented in 2020 to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe, resulting in accounts receivable sales of $49 million. The proceeds of the Company's receivable sales are included in Operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

12.    Commitments and Contingencies
Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury in the Court decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. The Court denied Hytera’s motion for a new trial on October 20, 2020. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As the parties were unable to agree on a reasonable royalty rate, the Court entered an order favorable to the Company on December 15, 2021, and, consistent with the Company's requests, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. The Court also ordered the parties to jointly file by February 22, 2022, a proposed royalty agreement for the Court's review and approval. Because the parties could not concur on the royalty agreement, they each filed supporting papers for their proposed draft agreements, and on April 12, 2022, the Court issued a ruling generally favorable to the Company on the critical aspects of the royalty agreement. On April 19, 2022, the parties filed an agreed royalty agreement that incorporates the findings of the Court's ruling.
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
Hytera Bankruptcy Proceedings
Separate from the Company's litigation with Hytera, on May 27, 2020, Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Company filed motions in the Bankruptcy Court to dismiss the bankruptcy proceedings in July 2020. On January 22, 2021, the Bankruptcy Court entered an agreed order, allowing a partial sale of Hytera's U.S. assets in the bankruptcy proceedings. The proposed sale does not include Hytera inventory accused of including the Company’s intellectual property. On February 11, 2022, the Court entered an order to confirm the liquidation plan for the two Hytera entities and the distributions were made on February 25, 2022 to the creditors, including a distribution of $13 million to the Company. The gain was recorded to Other charges (income) in the Company's Condensed Consolidated Statements of Operations.

13.    Segment Information
Net Sales by Segment

	Three Months Ended
	April 2, 2022	April 3, 2021
Products and Systems Integration	$1,103	$1,015
Software and Services	789	758
	$1,892	$1,773
Operating Earnings by Segment

	Three Months Ended
	April 2, 2022	April 3, 2021
Products and Systems Integration	$39	$77
Software and Services	200	221
Operating earnings	239	298
Total other expense	(20)	(9)
Earnings before income taxes	$219	$289

14.    Reorganization of Business
2022 Charges
During the three months ended April 2, 2022, the Company recorded net reorganization of business charges of $10 million, including $7 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $10 million were charges of $12 million related to employee separation, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

Three Months Ended
April 2, 2022
Products and Systems Integration	$8
Software and Services	2
$10
Reorganization of Businesses Accruals

January 1, 2022	Additional Charges	Adjustments	Amount Used	April 2, 2022
$34	$12	$(2)	$(12)	$32
Employee Separation Costs
At January 1, 2022, the Company had an accrual of $34 million for employee separation costs. The 2022 additional charges of $12 million represent severance costs for approximately 150 employees. The adjustment of $2 million reflects reversals for accruals no longer needed. The $12 million used reflects cash payments to severed employees. The remaining accrual of $32 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at April 2, 2022, is expected to be paid, primarily within one year, to approximately 500 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2021 Charges
During the three months ended April 3, 2021, the Company recorded net reorganization of business charges of $16 million, including $14 million of charges in Other charges and $2 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $18 million related to employee separation, partially offset by $2 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

Three Months Ended
April 3, 2021
Products and Systems Integration	$12
Software and Services	4
$16

15.    Intangible Assets and Goodwill
Subsequent to quarter end, on May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $22 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The business is part of both the Products and Systems Integration segment and the Software and Services segment. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
Subsequent to quarter end, on April 19, 2022, the Company acquired Calipsa, a technology leader in cloud-native advanced video analytics, for $40 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The business is a part of the Software and Services segment. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
On March 23, 2022, the Company acquired TETRA Ireland, the provider of Ireland's National Digital Radio Service, for $120 million, net of cash acquired. The Company was an initial shareholder of TETRA Ireland and acquired the remaining interest in the entity from the other shareholders. This acquisition expands the Company's portfolio of delivering mission-critical voice and data communications solutions to first responders and frontline workers. As a result of the acquisition, the Company recognized a $21 million gain recorded within Other income (expense) on the Company's initial minority interest. The Company recognized $58 million of goodwill, $83 million of identifiable intangible assets, and $2 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $78 million of customer relationships and $5 million of trade names that will be amortized over a period of twelve years and eleven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On March 3, 2022, the Company acquired Ava, a global provider of cloud-native video security and analytics, for $387 million, net of cash acquired. In addition, the Company issued restricted stock and restricted stock units at a fair value of $7 million to certain key employees that will be expensed over an average service period of two years. This acquisition expands the Company's portfolio of intelligent video solutions that help to enhance safety and streamline operations. The Company recognized $261 million of goodwill, $167 million of identifiable intangible assets, and $41 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $146 million of developed technology and $21 million of customer relationships that will be amortized over a period of fourteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On December 16, 2021, the Company acquired 911 Datamaster, an NG911 data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of two years. This acquisition reinforces Motorola Solutions’ commitment to being a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. The Company recognized $20 million of goodwill, $16 million of identifiable intangible assets, and $1 million of net liabilities. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $9 million of developed technology and $7 million of customer relationships that will be amortized over a period of nine years and fourteen years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.

On October 29, 2021, the Company acquired Envysion, a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy to be a global leader in end-to-end video security solutions within Video Security and Access Control. The Company recognized $79 million of goodwill, $37 million of identifiable intangible assets, and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $26 million of customer relationships, $6 million of developed technology, and $5 million of trade names that will be amortized over a period of fifteen, four, and nine years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net assets and goodwill may be subject to change.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	April 2, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$982	$299	$828	$278
Customer-related	1,458	865	1,367	836
Other intangibles	90	62	84	60
	$2,530	$1,226	$2,279	$1,174
Amortization expense on intangible assets was $66 million for the three months ended April 2, 2022. Amortization expense on intangible assets was $58 million for the three months ended April 3, 2021. As of April 2, 2022, annual amortization expense is estimated to be $260 million in 2022, $159 million in 2023, $120 million in 2024, $107 million in 2025, $100 million in 2026, and $91 million in 2027.
Amortized intangible assets were comprised of the following by segment:

	April 2, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$894	$204	$766	$184
Software and Services	1,636	1,022	1,513	990
	$2,530	$1,226	$2,279	$1,174

Goodwill
The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2022 to April 2, 2022:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2021	$1,236	$1,329	$2,565
Goodwill acquired	201	118	319
Purchase accounting adjustments	—	(16)	(16)
Foreign currency	—	(4)	(4)
Balance as of April 2, 2022	$1,437	$1,427	$2,864

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three months ended April 2, 2022 and April 3, 2021, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A "Risk Factors" of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the Russia-Ukraine conflict on our business, including the potential for broader economic disruption; (b) the continuing and future impact of COVID-19 on our business; (c) availability and costs of materials, components and labor (including inventory levels), and the impact of such availability and costs on our business; (d) the impact of inflation on our business; (e) the impact of the American Rescue Plan Act of 2021 on our business; (f) the impact of global economic and political conditions on our business; (g) the impact of acquisitions on our business; (h) market growth/contraction, demand, spending and resulting opportunities; (i) our continued ability to reduce our operating expenses; (j) the growth of technologies and sales opportunities in our Products and Systems Integration and Software and Services segments; (k) the success of our business strategy and portfolio; (l) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs; (m) our ability and cost to repatriate funds; (n) the liquidity of our investments; (o) our ability to borrow and the amount available under our credit facilities; (p) the adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements associated with our operations; (q) future cash flows generated from operations, and future uses of such cash; (r) ability to invest in existing products and technologies; and (s) the return of capital to shareholders through dividends and/or repurchasing shares; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; and (4) “Legal Proceedings,” about the outcome and effect of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
The Company reports net sales in the following three major products and services (which we refer to as “technologies” in this Form 10-Q): Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control and Command Center Software. In January 2022 the Company renamed one of its three major products and services technologies from LMR Mission Critical Communications to LMR Communications in an effort to more succinctly brand its LMR technology. This change was to the name of the technology only and no financial information was reclassified from previous periods presented or for the quarter ended April 2, 2022.
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
•Command Center Software: Software suite that enables collaboration and seamless information sharing through the public safety workflow from "911 call to case closure."

First Quarter Financial Results
•Net sales were $1.9 billion in the first quarter of 2022 compared to $1.8 billion in the first quarter of 2021.
•Operating earnings were $239 million in the first quarter of 2022 compared to $298 million in the first quarter of 2021.
•Net earnings attributable to Motorola Solutions, Inc. were $267 million, or $1.54 per diluted common share, in the first quarter of 2022, compared to $244 million, or $1.41 per diluted common share, in the first quarter of 2021.
•Operating cash flow decreased $218 million to $152 million in the first quarter of 2022 compared to $370 million in the first quarter of 2021.
•We repurchased $493 million of common stock and paid $134 million in dividends in the first quarter of 2022.
Macroeconomic Events
Recent macroeconomic events impacting our business are discussed below. During the first quarter of 2022, we continued to operate under challenging market conditions, influenced by events such as the Russia-Ukraine conflict, the continuing impact of the COVID-19 pandemic, disruption to our supply chain and the inflationary cost environment.
Russia-Ukraine Conflict
In February 2022, Russia's invasion of Ukraine prompted the United States, the European Union and other countries to impose economic sanctions on Russia. During the first quarter of 2022, we suspended all sales, provision of services and shipments of our products to Russia and Belarus. Russia, Ukraine and Belarus do not constitute a material portion of our business. For the year ended December 31, 2021, our net sales in Russia and Belarus were less than $25 million. While we do not anticipate that the current posture of the Russia-Ukraine conflict will materially and adversely affect our results of operations, the conflict is still ongoing and future impacts are difficult to estimate. An escalation of the conflict’s current scope or expansion of the conflict’s economic disruption could materially and adversely affect our company and its operations. During the first quarter of 2022, we indirectly experienced impacts from the Russia-Ukraine conflict (as further described below). The conflict has and may continue to have a significant impact on the global macroeconomic and geopolitical environments, including increased volatility in capital and commodity markets, rapid changes to regulatory conditions (including the use of sanctions), supply chain and operational challenges for multinational corporations, inflationary pressures and an increased risk of cybersecurity incidents. For a more complete discussion of the risks we encounter in our business, please refer to Part I, Item 1A, "Risk Factors" in the Form 10-K and Part II, Item 1A, "Risk Factors" in this Form 10-Q.
COVID-19, Supply Chain Disruptions & Inflationary Cost Environment
The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. The health and safety of our employees remains our top priority, and we continue to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position.
As we have progressed throughout the first quarter of 2022, our supply chain has been increasingly impacted by global issues related to the effects of the COVID-19 pandemic and the inflationary cost environment, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity (including indirectly as a result of the Russia-Ukraine conflict) and labor constraints. This has resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. During the latter part of the fourth quarter of 2021 and continuing into the first quarter of 2022, cost increases were driven by elevated lead times and increased material costs, in particular the need to purchase semiconductor components from alternative sources, including brokers. We anticipate increased costs to procure materials within the semiconductor market to continue through the first half of 2022. Further, we anticipate the broader impact of inflationary pressures and increased material and supply chain costs and disruptions to continue throughout 2022. We are closely monitoring our supply chain, including impacts from manufacturing lockdowns related to the spread of COVID-19 in China during the first quarter of 2022 which continue to disrupt the semiconductor supply market. Accordingly, in the first quarter of 2022 we focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages. We are actively managing our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we expect to maintain elevated levels of inventory until supply constraints have been remediated.
Although the macroeconomic environment continued to introduce challenges in the first quarter of 2022, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impacts on net sales and operating margin will be limited throughout 2022. Within the Products and Systems Integration segment, while we are encouraged by strong LMR backlog and the resiliency of the Video Security and Access Control technology that experienced growth in the first quarter of 2022 and which we expect to continue to grow for the remainder of 2022, supply constraints continue to impact our LMR business and we expect demand for our products will continue to out-pace our ability to obtain semiconductor component supply throughout 2022. Where appropriate, we have established pricing adjustments to our product and service offerings to mitigate our exposure to inflationary pressures on our businesses and expect to benefit from these adjustments in the second half of 2022. Further, demand continues to be supported with ongoing sources of government funding. In March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We experienced the positive impact of the ARPA funding on our business and results of operations during the first quarter of 2022 and anticipate that the ARPA will continue to have a positive impact throughout the remainder of 2022.

We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of April 2, 2022. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, we evaluated whether there were any impairment indicators as of April 2, 2022, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the first quarter of 2022, we concluded our assets were fairly stated and recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$387 million and share-based awards of $7 million	March 3, 2022
Command Center Software	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 2, 2022	% of Sales*	April 3, 2021	% of Sales*
Net sales from products	$1,046		$926
Net sales from services	846		847
Net sales	1,892		1,773
Costs of products sales	548	52.4%	438	47.3%
Costs of services sales	487	57.6%	475	56.1%
Costs of sales	1,035		913
Gross margin	857	45.3%	860	48.5%
Selling, general and administrative expenses	338	17.9%	303	17.1%
Research and development expenditures	188	9.9%	180	10.2%
Other charges	92	4.9%	79	4.5%
Operating earnings	239	12.6%	298	16.8%
Other income (expense):
Interest expense, net	(56)	(3.0)%	(54)	(3.0)%
Gains on sales of investments and businesses, net	2	0.1%	—	—%
Other, net	34	1.8%	45	2.5%
Total other expense	(20)	(1.1)%	(9)	(0.5)%
Net earnings before income taxes	219	11.6%	289	16.3%
Income tax expense (benefit)	(49)	(2.6)%	44	2.5%
Net earnings	268	14.2%	245	13.8%
Less: Earnings attributable to non-controlling interests	1	0.1%	1	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$267	14.1%	$244	13.8%
Earnings per diluted common share	$1.54		$1.41
* Percentages may not add due to rounding

Results of Operations—Three months ended April 2, 2022 compared to three months ended April 3, 2021
The results of operations for the first quarter of 2022 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	April 2, 2022			April 3, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$831	$474	$1,305	$742	$443	$1,185
International	272	315	587	273	315	588
	$1,103	$789	$1,892	$1,015	$758	$1,773
Net sales by major products and services
LMR Communications	$909	$546	$1,455	$850	$551	$1,401
Video Security and Access Control	194	113	307	165	88	253
Command Center Software	—	130	130	—	119	119
Total	$1,103	$789	$1,892	$1,015	$758	$1,773

Operating earnings	$39	$200	$239	$77	$221	$298
Operating margins	3.5%	25.3%	12.6%	7.6%	29.1%	16.8%
Net Sales
The Products and Systems Integration segment’s net sales represented 58% of our net sales in the first quarter of 2022 and 57% in the first quarter of 2021. The Software and Services segment’s net sales represented 42% of our net sales in the first quarter of 2022 and 43% in the first quarter of 2021.
Net sales increased $119 million, or 7%, in the first quarter of 2022 compared to the first quarter of 2021. The $88 million, or 9%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 12% in the North America region and partially offset by a decrease of 1% in the International region. The $31 million, or 4%, increase in net sales within the Software and Services segment was driven by an increase of 7% in the North America region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $7 million of revenue from acquisitions, driven by an increase in LMR and Video Security and Access Control; and
•an increase in the Software and Services segment, inclusive of $10 million of revenue from acquisitions, driven by an increase in Video Security and Access Control and Command Center Software, offset by a decrease in LMR services; partially offset by
•$18 million from unfavorable currency rates.
Regional results include:
•a 10% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video Security and Access Control and Command Center Software; and
•consistent net sales in the International region, inclusive of revenue from acquisitions, driven by an increase in Video Security and Access Control and Command Center Software, offset by a decrease in LMR.
Products and Systems Integration
The 9% increase in the Products and Systems Integration segment was driven by the following:
•$59 million, or 7% growth in LMR, driven by the North America region and partially offset by the International region; and

•$29 million, or 18% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions; partially offset by
•$8 million from unfavorable currency rates.
Software and Services
The 4% increase in the Software and Services segment was driven by the following:
•$25 million, or 28% growth in Video Security and Access Control, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$11 million, or 9% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; partially offset by
•$10 million from unfavorable currency rates; and
•$5 million, or 1% decrease in LMR services, driven by both the International and North America regions.
Gross Margin

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021	% Change
Gross margin	$857	$860	—%
Gross margin was 45.3% of net sales in the first quarter of 2022 compared to 48.5% in the first quarter of 2021. The primary drivers of this decrease were:
•lower gross margin in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by an increase in material and freight costs, partially offset by higher sales volume; and
•consistent gross margin in the Software and Services segment, inclusive of acquisitions, primarily driven by sales growth, offset by unfavorable mix.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021	% Change
Selling, general and administrative expenses	$338	$303	12%
SG&A expenses increased 12% in the first quarter of 2022 compared to the first quarter of 2021. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses and higher travel expenses, partially offset by a reduction in reorganization of business charges. SG&A expenses were 17.9% of net sales in the first quarter of 2022 compared to 17.1% of net sales in the first quarter of 2021.
Research and Development Expenditures

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021	% Change
Research and development expenditures	$188	$180	4%
R&D expenditures increased 4% in the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher expenses associated with acquired businesses. R&D expenditures decreased to 9.9% of net sales in the first quarter of 2022 compared to 10.2% of net sales in the first quarter of 2021.
Other Charges

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Other charges	$92	$79
Other charges increased by $13 million in the first quarter of 2022 compared to the first quarter of 2021. The change was driven primarily by the following:
•$11 million of legal settlement charges in the first quarter of 2022 that did not occur in the first quarter of 2021;
•$10 million of acquisition-related transaction fees in the first quarter of 2022 compared to $1 million of acquisition-related transaction fees in the first quarter of 2021;

•$66 million of intangible asset amortization expense in the first quarter of 2022 compared to $58 million of intangible asset amortization expense in the first quarter of 2021;
•$3 million of fixed asset impairments in the first quarter of 2022 that did not occur in the first quarter of 2021; and
•$9 million of operating lease asset impairments in the first quarter of 2022 compared to $7 million of operating lease impairments in the first quarter of 2021; partially offset by
•$7 million of net reorganization of business charges in the first quarter of 2022 compared to $14 million of net reorganization business charges in the first quarter of 2021 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q); and
•$13 million gain on recoveries from the legal settlement under the Hytera bankruptcy proceedings in the first quarter of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Operating Earnings

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Operating earnings from Products and Systems Integration	$39	$77
Operating earnings from Software and Services	200	221
Operating earnings	$239	$298
Operating earnings decreased $59 million, or 20%, in the first quarter of 2022 compared to the first quarter of 2021. The decrease in Operating earnings was due to:
•$38 million decrease in the Products and Systems Integration segment, driven by lower gross margin contribution, higher expenses related to material and freight costs, higher expenses associated with acquired businesses and higher travel expenses, partially offset by a gain on recoveries related to the legal settlement of the Hytera bankruptcy proceedings in the first quarter of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and lower reorganization of business charges; and
•$21 million decrease in the Software and Services segment, driven by a legal settlement charge in the first quarter of 2022 and higher expenses associated with acquired businesses; partially offset by higher sales.
Interest Expense, net

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Interest expense, net	$(56)	$(54)
The $2 million increase in interest expense, net in the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by higher outstanding debt, partially offset by lower interest rates on outstanding debt and lower interest expense associated with the fully amortized discount related to the Senior Convertible Notes (defined below).
Other, net

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Other, net	$34	$45
The $11 million decrease in Other, net in the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by:
•$18 million loss on fair value adjustments to equity investments in the first quarter of 2022 compared to a $5 million gain on fair value adjustments to equity investments in the first quarter of 2021;
•$23 million loss on derivatives in the first quarter of 2022 compared to a $8 million loss on derivatives in the first quarter of 2021;
•$2 million gain in other income during the first quarter of 2021 that did not occur in in the first quarter of 2022; and
•$1 million of investment impairment in the first quarter of 2022 that did not occur in in the first quarter of 2021; partially offset by

•$21 million gain on TETRA Ireland equity method investment in the first quarter of 2022 compared to $2 million gain on equity method investments in the first quarter of 2021 (see further detail in "Other Charges" in Note 4, "Other Financial Data" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q);
•$23 million of foreign currency gains in the first quarter of 2022 compared to $14 million of foreign currency gains in the first quarter of 2021; and
•$32 million of net periodic pension and postretirement benefit in the first quarter of 2022 compared to $30 million of net periodic pension and postretirement benefit in the first quarter of 2021.
Effective Tax Rate

	Three Months Ended
(In millions)	April 2, 2022	April 3, 2021
Income tax expense (benefit)	$(49)	$44
Income tax expense decreased by $93 million in the first quarter of 2022 compared to the first quarter of 2021, resulting in an effective tax rate of (22)%. Our effective tax rate for the three months ended April 2, 2022 of (22)% was lower than the effective tax rate for the three months ended April 3, 2021 of 15%, primarily due to a $77 million one-time net deferred tax benefit as a result of an intra-group transfer of certain intellectual property rights and a higher tax rate benefit from the foreign derived intangible income deduction and share-based compensation in 2022 compared to 2021 (see Note 7, "Income Taxes" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information).

Reorganization of Business
During the first quarter of 2022, we recorded net reorganization of business charges of $10 million, including $7 million of charges recorded within Other charges and $3 million in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $10 million were charges of $12 million related to employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
During the first quarter of 2021, we recorded net reorganization of business charges of $16 million, including $14 million of charges in Other charges and $2 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $18 million related to employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended
	April 2, 2022	April 3, 2021
Products and Systems Integration	$8	$12
Software and Services	2	4
	$10	$16
Cash payments for employee severance in connection with the reorganization of business plans were $12 million in the first quarter of 2022 and $37 million in the first quarter of 2021. The reorganization of business accrual at April 2, 2022 was $32 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows provided by (used for):
Operating activities	$152	$370
Investing activities	(557)	(52)
Financing activities	(577)	(256)
Effect of exchange rates on cash and cash equivalents	(14)	4
Increase (decrease) in cash and cash equivalents	$(996)	$66

Cash and Cash Equivalents
At April 2, 2022, $374 million of the $878 million cash and cash equivalents balance was held in the U.S. and $504 million was held in other countries, with $142 million held in the United Kingdom.
Operating Activities
The decrease in cash flows provided by operating activities from the first quarter of 2021 to the first quarter of 2022 was driven primarily by higher working capital due to an increase in inventory.
Investing Activities
The increase in cash flows used for investing activities in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to a $510 million increase in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$323 million increase in share repurchases in the first quarter of 2022 compared to the first quarter of 2021;
•$13 million increase in the payment of dividends in the first quarter of 2022 compared to the first quarter of 2021; partially offset by
•$7 million increase in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first quarter of 2022 compared to the first quarter of 2021;
•$7 million related to the payment of revolving credit facility renewal fees in the first quarter of 2021 that did not occur in the first quarter of 2022.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Contract-specific discounting facility	$49	$71
Accounts receivable sales proceeds	22	—
Long-term receivables sales proceeds	17	54
Total proceeds from receivable sales	$88	$125
During the three months ended April 2, 2022, we completed the final draw against a cost-efficient receivables discounting facility, implemented in 2020 to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe, resulting in accounts receivable sales of $49 million. The proceeds of our receivable sales are included in Operating activities within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $5.7 billion at both April 2, 2022 and December 31, 2021, including the current portions of $4 million and $5 million, at April 2, 2022 and December 31, 2021, respectively.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of April 2, 2022.
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

We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of April 2, 2022 we had no outstanding debt under the commercial paper program.
Share Repurchase Program
During the three months ended April 2, 2022, we repurchased approximately 2.2 million shares at an average price of $224.41 per share for an aggregate of $493 million, including transaction costs, which was paid within the quarter. As of April 2, 2022, we had used approximately $14.4 billion of the share repurchase authority to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Dividends
During the first quarter of 2022 we paid $134 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $132 million in cash dividends to holders of our common stock.
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
We do not anticipate a material decrease to net future cash flows generated from operations. We expect to use our available cash, investments, and debt facilities to support and invest in our business. This includes investing in our existing products and technologies, seeking new acquisition opportunities related to our strategic growth initiatives and returning cash to shareholders through common stock cash dividend payments (subject to the discretion of our Board of Directors) and share repurchases. Refer also to the “Macroeconomic Events” section in this Part I, Item 2 of this Form 10-Q for a discussion of the impact of macroeconomic events on our liquidity.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $32 million at April 2, 2022, compared to $56 million at December 31, 2021.

Recent Accounting Pronouncements
See “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the three months ended April 2, 2022. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Refer to the description of "Hytera Litigation" in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information regarding our legal proceedings.

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
Additionally, as our portfolio of products increases, we may be subject to additional compliance obligations and liabilities for our business. For example, in October 2021, the United Kingdom’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public service agencies in Great Britain. The market investigation by the CMA may result in additional compliance obligations for our Airwave business such as prospective price controls, enhanced information transparency or structural remedies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
On March 3, 2022, the Company issued 11,836 shares of common stock in connection with the acquisition of Ava to certain former shareholders of Ava. The stock was issued for an aggregate grant-date fair value of $3 million that will be expensed over an average service period of two years. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offering or solicitation.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 2, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
1/1/2022 to 01/26/2022	311,485	$245.01	311,485	$2,044,253,997
01/27/2022 to 02/23/2022	868,428	$219.93	868,428	$1,853,258,864
02/24/2022 to 03/30/2022	1,018,550	$221.93	1,018,550	$1,627,215,235
Total	2,198,463	$224.41	2,198,463

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 2, 2022, the Company had used approximately $14.4 billion, including transaction costs, to repurchase shares, leaving $1.6 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Appointed Vice Presidents and Elected Officers on or after March 10, 2022.

*10.2	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Employees on or after March 10, 2022.
*10.3
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants on or after March 10, 2022.

*10.4	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 10, 2022.
*10.5	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers on or after March 10, 2022.
*10.6	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after March 10, 2022.
*10.7	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after March 10, 2022.
*10.8	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 10, 2022.
*10.9	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 10, 2022.
*10.10
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Section 16 Officers on or after March 10, 2022.

*10.11	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 10, 2022.
*10.12	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown on or after March 10, 2022.
*10.13	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after March 10, 2022 under the Motorola Solutions Omnibus Incentive Plan of 2015, as amended.
*10.14	2022-2024 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2022.
10.15
Service Agreement, effective as of January 1, 2022, by and between Motorola Solutions, Inc. and Kelly Mark (incorporated by reference to Exhibit 10.53 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

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
MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2022 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ KATHERINE MAHER
Katherine Maher Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer & Duly Authorized Officer)
May 12, 2022