Form 10-Q
period 2022-07-02
Motorola Solutions, Inc.
filed 2022-08-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
Not applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of July 29, 2022 was 166,885,127.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales from products	$1,212	$1,094	$2,258	$2,027
Net sales from services	928	877	1,774	1,717
Net sales	2,140	1,971	4,032	3,744
Costs of products sales	637	511	1,185	952
Costs of services sales	513	508	1,001	980
Costs of sales	1,150	1,019	2,186	1,932
Gross margin	990	952	1,846	1,812
Selling, general and administrative expenses	356	331	692	633
Research and development expenditures	191	181	380	361
Other charges	85	70	177	150
Operating earnings	358	370	597	668
Other income (expense):
Interest expense, net	(56)	(44)	(112)	(98)
Gain on sales of investments and businesses, net	—	—	2	—
Other, net	(2)	14	33	60
Total other expense	(58)	(30)	(77)	(38)
Net earnings before income taxes	300	340	520	630
Income tax expense	71	46	23	90
Net earnings	229	294	497	540
Less: Earnings attributable to non-controlling interests	1	1	2	3
Net earnings attributable to Motorola Solutions, Inc.	$228	$293	$495	$537
Earnings per common share:
Basic	$1.36	$1.73	$2.95	$3.17
Diluted	$1.33	$1.69	$2.88	$3.10
Weighted average common shares outstanding:
Basic	167.2	169.6	167.6	169.4
Diluted	170.9	173.1	172.0	173.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings	$229	$294	$497	$540
Foreign currency translation adjustments	(135)	6	(155)	25
Defined benefit plans	28	16	43	33
Total other comprehensive income (loss), net of tax	(107)	22	(112)	58
Comprehensive income	122	316	385	598
Less: Earnings attributable to non-controlling interests	1	1	2	3
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$121	$315	$383	$595
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	July 2, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$717	$1,874
Accounts receivable, net	1,284	1,386
Contract assets	1,045	1,105
Inventories, net	1,071	788
Other current assets	294	259
Total current assets	4,411	5,412
Property, plant and equipment, net	1,039	1,042
Operating lease assets	366	382
Investments	162	209
Deferred income taxes	1,004	916
Goodwill	2,873	2,565
Intangible assets, net	1,255	1,105
Other assets	562	558
Total assets	$11,672	$12,189
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$2	$5
Accounts payable	919	851
Contract liabilities	1,556	1,650
Accrued liabilities	1,324	1,557
Total current liabilities	3,801	4,063
Long-term debt	6,011	5,688
Operating lease liabilities	308	313
Other liabilities	1,982	2,148
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/2/22—167.9; 12/31/21—169.6
Outstanding shares: 7/2/22—166.9; 12/31/21—168.7
Additional paid-in capital	1,110	987
Retained earnings	936	1,350
Accumulated other comprehensive loss	(2,491)	(2,379)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(443)	(40)
Non-controlling interests	13	17
Total stockholders’ equity (deficit)	(430)	(23)
Total liabilities and stockholders’ equity (deficit)	$11,672	$12,189
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				267	1
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.2	50
Share repurchase program	(2.2)			(493)
Share-based compensation expenses		37
Dividends declared $0.79 per share				(132)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of April 2, 2022	168.6	$1,066	$(2,384)	$1,002	$18
Net earnings				228	1
Other comprehensive loss			(107)
Issuance of common stock and stock options exercised		2
Share repurchase program	(0.7)			(162)
Share-based compensation expenses		44
Dividends declared $0.79 per share				(132)
Dividends paid to non-controlling interest on subsidiary common stock					(6)
Balance as of July 2, 2022	167.9	$1,112	$(2,491)	$936	$13

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				244	1
Other comprehensive income			36
Issuance of common stock and stock options exercised	1.4	44
Share repurchase program	(1.0)			(170)
Share-based compensation expenses		29
Dividends declared $0.71 per share				(121)
Balance as of April 3, 2021	170.6	$834	$(2,410)	$1,080	$18
Net earnings				293	1
Other comprehensive income			22
Issuance of common stock and stock options exercised	0.2	14
Share repurchase program	(0.5)			(102)
Share-based compensation expenses		31
Dividends declared $0.71 per share				(120)
Dividends paid to non-controlling interest on subsidiary common stock					(5)
Balance as of July 3, 2021	170.3	$879	$(2,388)	$1,151	$14
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating
Net earnings	$497	$540
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	223	220
Non-cash other charges (income)	19	(24)
Share-based compensation expenses	81	60
Gain on sales of investments and businesses, net	(2)	—
Loss from the extinguishment of long-term debt	6	18
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	106	221
Inventories	(277)	(53)
Other current assets and contract assets	(14)	134
Accounts payable, accrued liabilities and contract liabilities	(299)	(298)
Other assets and liabilities	(57)	(37)
Deferred income taxes	(121)	(23)
Net cash provided by operating activities	162	758
Investing
Acquisitions and investments, net	(571)	(9)
Proceeds from sales of investments and businesses, net	11	3
Capital expenditures	(113)	(114)
Proceeds from sales of property, plant and equipment	—	6
Net cash used for investing activities	(673)	(114)
Financing
Net proceeds from issuance of debt	595	844
Repayments of debt	(283)	(348)
Revolving credit facility renewal fees	—	(7)
Issuances of common stock	51	60
Purchases of common stock	(655)	(272)
Payments of dividends	(266)	(242)
Payments of dividends to non-controlling interests	(6)	(5)
Net cash provided by (used for) financing activities	(564)	30
Effect of exchange rate changes on total cash and cash equivalents	(82)	(7)
Net increase (decrease) in total cash and cash equivalents	(1,157)	667
Cash and cash equivalents, beginning of period	1,874	1,254
Cash and cash equivalents, end of period	$717	$1,921
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$109	$102
Income and withholding taxes, net of refunds	$201	$179
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of July 2, 2022 and for the three and six months ended July 2, 2022 and July 3, 2021 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The results of operations for the three and six months ended July 2, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company reports net sales in the following three major products and services (which the Company refers to as “technologies” in this Quarterly Report on Form 10-Q (this “Form 10-Q”)): Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control ("Video"), and Command Center Software.
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
Recent Acquisitions
On May 12, 2022, the Company acquired Videotec S.p.A. ("Videotec"), a global provider of ruggedized video security solutions, for $22 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The business is a part of the Products and Systems Integration segment.
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
On March 3, 2022, the Company acquired Ava Security Limited ("Ava"), a global provider of cloud-native video security and analytics, for $388 million, net of cash acquired. In addition, the Company issued restricted stock and restricted stock units at a fair value of $7 million to certain key employees that will be expensed over an average service period of two years. This acquisition expands the Company's portfolio of intelligent video solutions that help to enhance safety and streamline operations. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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

On October 29, 2021, the Company acquired Envysion, Inc. ("Envysion"), a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy to be a global leader in end-to-end video security solutions within Video. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
On July 15, 2021, the Company acquired Openpath Security Inc. ("Openpath"), a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. This acquisition expands the Company's ability to combine video security and access control solutions within Video to help support enterprise customers. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method of adoption. As a result of the adoption of this ASU, the Company's $1 billion of 1.75% senior convertible notes due 2024 issued to Silver Lake Partners (the "Senior Convertible Notes") are accounted as a single liability measured at its amortized cost, given the embedded conversion feature does not require bifurcation and recognition as a derivative. Upon adoption of this ASU, amounts previously recognized in additional paid-in capital from the original embedded conversion feature of $10 million were reclassified to retained earnings. The Company uses the if-converted method as required under ASU No. 2020-06 to determine the dilutive effect of the convertible instrument. Refer to Note 4, "Other Financial Data" to our condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for the effect of the Senior Convertible Notes on diluted earnings per common share.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, "which requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC Topic 606. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption of this standard did not have a material impact on the Company's financial statements and disclosures. The Company anticipates that this adoption will generally result in the Company recognizing larger contract liabilities in connection with business combinations.
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance." This ASU requires disclosures that are expected to increase the transparency of transactions with a governmental entity accounted for by applying a grant or contribution accounting model by analogy, including disclosures around: (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The ASU was effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis, and the adoption of this standard did not have a material impact on the Company's financial statements and disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and six months ended July 2, 2022 and July 3, 2021, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	July 2, 2022			July 3, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$963	$521	$1,484	$869	$443	$1,312
International	322	334	656	329	330	659
	$1,285	$855	$2,140	$1,198	$773	$1,971

Major Products and Services:
LMR Communications	$1,038	$570	$1,608	$986	$545	$1,531
Video Security and Access Control	247	123	370	212	94	306
Command Center Software	—	162	162	—	134	134
	$1,285	$855	$2,140	$1,198	$773	$1,971

Customer Types:
Direct	$711	$778	$1,489	$706	$706	$1,412
Indirect	574	77	651	492	67	559
	$1,285	$855	$2,140	$1,198	$773	$1,971

	Six Months Ended
	July 2, 2022			July 3, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,794	$994	$2,788	$1,611	$886	$2,497
International	594	650	1,244	602	645	1,247
	$2,388	$1,644	$4,032	$2,213	$1,531	$3,744

Major Products and Services:
LMR Communications	$1,947	$1,116	$3,063	$1,836	$1,095	$2,931
Video Security and Access Control	441	236	677	377	182	559
Command Center Software	—	292	292	—	254	254
	$2,388	$1,644	$4,032	$2,213	$1,531	$3,744

Customer Types:
Direct	$1,367	$1,480	$2,847	$1,310	$1,396	$2,706
Indirect	1,021	164	1,185	903	135	1,038
	$2,388	$1,644	$4,032	$2,213	$1,531	$3,744

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of July 2, 2022 was $9.0 billion. A total of $4.3 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of July 2, 2022, of which $2.7 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.7 billion was from Software and Services performance obligations that were not yet satisfied as of July 2, 2022. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.5 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	July 2, 2022	December 31, 2021
Accounts receivable, net	$1,284	$1,386
Contract assets	1,045	1,105
Contract liabilities	1,556	1,650
Non-current contract liabilities	308	306
Revenue recognized during the three months ended July 2, 2022 which was previously included in Contract liabilities as of April 2, 2022 was $456 million, compared to $483 million of revenue recognized during the three months ended July 3, 2021 which was previously included in Contract liabilities as of April 3, 2021. Revenue recognized during the six months ended July 2, 2022 which was previously included in Contract liabilities as of December 31, 2021 was $712 million, compared to $705 million recognized during the six months ended July 3, 2021 which was previously included in Contract liabilities as of December 31, 2020. The Company did not reverse any revenue during the three months ended July 2, 2022 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $10 million of reversals for the three months ended July 3, 2021, primarily driven by changes in the estimates of progress on system contracts, Revenue of $22 million was reversed during the six months ended July 2, 2022 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $15 million of reversals for the six months ended July 3, 2021.
There were no material expected credit losses recorded on contract assets during each of the three and six months ended July 2, 2022 and July 3, 2021.
Contract Cost Balances

(In millions)	July 2, 2022	December 31, 2021
Current contract cost assets	$39	$30
Non-current contract cost assets	118	124
Amortization of non-current contract cost assets was $13 million and $26 million for the three and six months ended July 2, 2022, respectively, and $12 million and $25 million for the three and six months ended July 3, 2021, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Lease expense:
Operating lease cost	$33	$34	$66	$67
Finance lease cost
Amortization of right-of-use assets	$2	$3	$4	$6

Short-term lease cost	$—	$1	$1	$2
Variable cost	8	9	17	18
Sublease income	(2)	(1)	(3)	(2)
Net lease expense	$41	$46	$85	$91

Lease Assets and Liabilities

(in millions)	Statement Line Classification	July 2, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$366	$382
Finance lease assets	Property, plant and equipment, net	11	16
		$377	$398
Current liabilities:
Operating lease liabilities	Accrued liabilities	$94	$124
Finance lease liabilities	Current portion of long-term debt	2	4
		$96	$128
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$308	$313
		$308	$313
Other Information Related to Leases

	Six Months Ended
(in millions)	July 2, 2022	July 3, 2021
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$93	$95
Net cash used for financing activities related to finance leases	3	7
Assets obtained in exchange for lease liabilities:
Operating leases	$65	$22
The increase in assets obtained in exchange for lease liabilities for the six months ended July 2, 2022 compared to the six months ended July 3, 2021 was primarily due to $34 million of additional leases acquired in connection with the Company's acquisition of TETRA Ireland during the quarter ended April 2, 2022.

	July 2, 2022	December 31, 2021
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	1
Weighted average discount rate:
Operating leases	3.05%	3.11%
Finance leases	3.92%	3.99%
Future Lease Payments

	July 2, 2022
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$48	$2	$50
2023	91	—	91
2024	77	—	77
2025	63	—	63
2026	50	—	50
Thereafter	113	—	113
Total lease payments	$442	$2	$444
Less: interest	40	—	40
Present value of lease liabilities	$402	$2	$404

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Other charges:
Intangibles amortization (Note 15)	$65	$58	$131	$116
Reorganization of business (Note 14)	5	6	12	20
Operating lease asset impairments	3	—	12	7
Acquisition-related transaction fees	4	3	14	4
Legal settlements	—	3	11	3
Fixed asset impairments	8	—	11	—
Gain on Hytera legal settlement	—	—	(13)	—
Other	—	—	(1)	—
	$85	$70	$177	$150
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
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest income (expense), net:
Interest expense	$(59)	$(46)	$(117)	$(102)
Interest income	3	2	5	4
	$(56)	$(44)	$(112)	(98)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$30	$31	$63	$60
Loss from the extinguishment of long-term debt (Note 5)	(6)	(18)	(6)	(18)
Investment impairments	—	—	(1)	—
Foreign currency gain (loss)	27	(6)	50	8
Loss on derivative instruments (Note 6)	(34)	(1)	(57)	(9)
Gain (loss) on equity method investments	(2)	2	(2)	3
Fair value adjustments to equity investments	(12)	8	(30)	13
Gain on TETRA Ireland equity method investment	—	—	21	—
Other	(5)	(2)	(5)	3
	$(2)	$14	$33	$60
The Company previously held a minority ownership interest in TETRA Ireland, and, upon acquisition of 100% of the equity of TETRA Ireland in the first quarter of 2022, recorded a $21 million gain to adjust the Company's initial equity method investment to fair value during the six months ended July 2, 2022. Refer to Note 15, "Intangible Assets and Goodwill" to the Company's condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for further information related to this acquisition.

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic earnings per common share:
Earnings	$228	$293	$495	$537
Weighted average common shares outstanding	167.2	169.6	167.6	169.4
Per share amount	$1.36	$1.73	$2.95	$3.17
Diluted earnings per common share:
Earnings	$228	$293	$495	$537
Weighted average common shares outstanding	167.2	169.6	167.6	169.4
Add effect of dilutive securities:
Share-based awards	3.4	3.5	3.9	3.7
1.75% senior convertible notes	0.3	—	0.5	—
Diluted weighted average common shares outstanding	170.9	173.1	172.0	173.1
Per share amount	$1.33	$1.69	$2.88	$3.10
In the computation of diluted earnings per common share for the three months ended July 2, 2022, the assumed exercise of 0.2 million options, including 0.1 million subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. For the six months ended July 2, 2022, the assumed exercise of 0.2 million options were excluded because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended July 3, 2021, the assumed exercise of 0.4 million options, including 0.2 million subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. For the six months ended July 3, 2021, the assumed exercise of 0.4 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of July 2, 2022, the Company had $1.0 billion of the Senior Convertible Notes outstanding, which mature on September 15, 2024. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, when the average stock price exceeded the contractual conversion price, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the quarter ended October 2, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended July 2, 2022. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of July 2, 2022 was $54 million. For the period ended July 3, 2021, there was no dilutive effect of the Senior Convertible Notes on diluted earnings per share attributable to Motorola Solutions, Inc. as the average stock price for the period outstanding was below the conversion price.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 2, 2022	December 31, 2021
Accounts receivable	$1,346	$1,456
Less allowance for credit losses	(62)	(70)
	$1,284	$1,386

Inventories, Net
Inventories, net, consist of the following:

	July 2, 2022	December 31, 2021
Finished goods	$331	$268
Work-in-process and production materials	860	643
	1,191	911
Less inventory reserves	(120)	(123)
	$1,071	$788
Other Current Assets
Other current assets consist of the following:

	July 2, 2022	December 31, 2021
Current contract cost assets (Note 2)	$39	$30
Tax-related deposits	37	41
Other	218	188
	$294	$259
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	July 2, 2022	December 31, 2021
Land	$5	$5
Leasehold improvements	458	474
Machinery and equipment	2,431	2,439
	2,894	2,918
Less accumulated depreciation	(1,855)	(1,876)
	$1,039	$1,042
Depreciation expense for the three months ended July 2, 2022 and July 3, 2021 was $47 million and $52 million, respectively. Depreciation expense for the six months ended July 2, 2022 and July 3, 2021 was $92 million and $104 million, respectively.
Investments
Investments consist of the following:

	July 2, 2022	December 31, 2021
Common stock	$39	$69
Strategic investments	42	35
Company-owned life insurance policies	68	81
Equity method investments	13	24
	$162	$209
On July 16, 2021, the Company paid $50 million for equity securities of NewHold Investment Corp. ("NHIC"), a special purpose acquisition company (SPAC) that completed a business combination with Evolv Technologies, Inc. After the business combination, NHIC was renamed “Evolv Technologies Holdings, Inc.” (together with its subsidiaries, “Evolv”). During the six months ended July 2, 2022, the Company recognized a loss of $11 million in Other income (expense) related to a decrease in the fair value of the investment.

Other Assets
 Other assets consist of the following:

	July 2, 2022	December 31, 2021
Defined benefit plan assets	$383	$365
Non-current contract cost assets (Note 2)	118	124
Other	61	69
	$562	$558
Accrued Liabilities
Accrued liabilities consist of the following:

	July 2, 2022	December 31, 2021
Compensation	$233	$360
Tax liabilities	190	183
Dividend payable	132	134
Trade liabilities	154	235
Operating lease liabilities (Note 3)	94	124
Other	521	521
	$1,324	$1,557

Other Liabilities
Other liabilities consist of the following:

	July 2, 2022	December 31, 2021
Defined benefit plans	$1,277	$1,390
Non-current contract liabilities (Note 2)	308	306
Unrecognized tax benefits (Note 7)	35	36
Deferred income taxes (Note 7)	140	183
Environmental reserve	108	108
Other	114	125
	$1,982	$2,148
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three and six months ended July 2, 2022, the Company paid an aggregate of $162 million, and $655 million, including transaction costs, to repurchase approximately 0.7 million and 2.9 million shares at an average price of $217.73 and $222.72 per share, respectively. As of July 2, 2022, the Company had $1.5 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended July 2, 2022 and July 3, 2021, the Company paid $132 million and $121 million, respectively, in cash dividends to holders of its common stock. During the six months ended July 2, 2022 and July 3, 2021, the Company paid $266 and $242 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $132 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(404)	$(341)	$(384)	$(360)
Other comprehensive income (loss) before reclassification adjustment	(132)	6	(151)	23
Tax benefit (expense)	(3)	—	(4)	2
Other comprehensive income (loss), net of tax	(135)	6	(155)	25
Balance at end of period	$(539)	$(335)	$(539)	$(335)
Defined Benefit Plans:
Balance at beginning of period	$(1,980)	$(2,069)	$(1,995)	$(2,086)
Other comprehensive income before reclassification adjustment	17	—	17	—
Tax expense	(3)	—	(3)	—
Other comprehensive income before reclassification adjustment, net of tax	14	—	14	—
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	20	21	40	43
Reclassification adjustment - Prior service benefits into Other income (Note 8)	(1)	(2)	(2)	(4)
Tax expense	(5)	(3)	(9)	(6)
Reclassification adjustment into Net earnings, net of tax	14	16	29	33
Other comprehensive income, net of tax	28	16	43	33
Balance at end of period	$(1,952)	$(2,053)	$(1,952)	$(2,053)
Total Accumulated other comprehensive loss	$(2,491)	$(2,388)	$(2,491)	$(2,388)

5.    Debt and Credit Facilities

	July 2, 2022	December 31, 2021
4.0% senior notes due 2024	$312	$585
1.75% senior convertible notes due 2024	1,000	1,000
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	693	693
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	803	803
2.3% senior notes due 2030	893	893
2.75% senior notes due 2031	844	844
5.6% senior notes due 2032	595	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	92
Other debt	2	5
	6,014	5,695
Adjustments for unamortized gains on interest rate swap terminations	(1)	(2)
Less: current portion	(2)	(5)
Long-term debt	$6,011	$5,688
On May 31, 2022, the Company issued $600 million of 5.6% senior notes due 2032. The Company recognized net proceeds of $595 million after debt issuance costs and discounts. A portion of these proceeds was then used to repurchase $275 million in principal amount of the 4.0% senior notes due 2024 pursuant to a cash tender offer, for a purchase price of $279 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, the Company recognized a loss of $6 million related to the tender offer in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of July 2, 2022, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 2, 2022.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of July 2, 2022 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $991 million and $1.1 billion for the periods ended July 2, 2022 and December 31, 2021, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2022, and the corresponding positions as of December 31, 2021:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2022	December 31, 2021
Euro	$202	$164
British pound	200	128
Canadian dollar	51	27
Australian dollar	(77)	(76)
Chinese renminbi	(73)	(89)

Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 2, 2022, all of the counterparties had investment grade credit ratings. As of July 2, 2022, the Company had $19 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of July 2, 2022 and December 31, 2021:

	Fair Values of Derivative Instruments
July 2, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$12	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	7	17
Total derivatives	$19	$17

	Fair Values of Derivative Instruments
December 31, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	5
Total derivatives	$7	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended July 2, 2022 and July 3, 2021:

	Financial Statement Location	Three Months Ended		Six Months Ended
Foreign Exchange Contracts		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Effective portion	Accumulated other comprehensive gain (loss)	$10	$(1)	$12	$3
Forward points recognized	Other income (expense)	—	—	1	1
Undesignated derivatives recognized	Other income (expense)	(34)	(1)	(57)	(9)

Net Investment Hedges
The Company uses foreign exchange forward contracts with contract terms of 12 to 15 months to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of July 2, 2022, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £25 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the six months ended July 2, 2022 and July 3, 2021, the Company amortized $1 million of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings before income taxes	$300	$340	$520	$630
Income tax expense	71	46	23	90
Effective tax rate	24%	14%	4%	14%
The effective tax rate for the three months ended July 2, 2022 of 24% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense. The effective tax rate for the six months ended July 2, 2022 of 4% was lower than the U.S. federal statutory tax rate of 21% primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights (as described above), a higher foreign derived intangible income deduction and the excess tax benefits of share-based compensation.
The effective tax rate for the three and six months ended July 3, 2021 of 14% was lower than the U.S. federal statutory tax rate of 21% due to a tax benefit related to a partial release of $33 million of a valuation allowance recorded on the U.S. foreign tax credit carryforward and the recognition of excess tax benefits of share-based compensation, offset by state tax expense.
The effective tax rate for the three months ended July 2, 2022 of 24% was higher than the effective tax rate for the three months ended July 3, 2021 of 14%, primarily due to a tax benefit related to the partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward in 2021. The effective tax rate for the six months ended July 2, 2022 of 4% was lower than the effective tax rate for the six months ended July 3, 2021 of 14%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights (as described above) and a higher tax rate benefit from the foreign derived intangible income deduction in 2022, offset by a tax benefit due to a partial release of a valuation allowance in 2021.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	32	29	8	5	—	1
Expected return on plan assets	(64)	(59)	(26)	(25)	(3)	(2)
Amortization of:
Unrecognized net loss	15	17	4	4	1	—
Unrecognized prior service benefit	—	—	(1)	—	—	(2)
Net periodic pension benefits	$(17)	$(13)	$(14)	$(16)	$(2)	$(3)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	64	58	16	10	—	1
Expected return on plan assets	(127)	(118)	(51)	(50)	(6)	(5)
Amortization of:
Unrecognized net loss	30	34	8	8	2	1
Unrecognized prior service benefit	—	—	(2)	(1)	—	(3)
Net periodic pension benefits	$(33)	$(26)	$(28)	$(32)	$(4)	$(6)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Share-based compensation expense included in:
Costs of sales	$7	$4	$13	$8
Selling, general and administrative expenses	25	19	46	36
Research and development expenditures	12	8	22	16
Share-based compensation expense included in Operating earnings	44	31	81	60
Tax benefit	(9)	(2)	(17)	(8)
Share-based compensation expense, net of tax	$35	$29	$64	$52
Decrease in basic earnings per share	$(0.21)	$(0.17)	$(0.38)	$(0.31)
Decrease in diluted earnings per share	$(0.21)	$(0.17)	$(0.37)	$(0.30)
During the six months ended July 2, 2022, the Company granted 0.7 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $152 million, $17 million and $10 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $8 million and $10 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
During the six months ended July 2, 2022, the Company granted 0.1 million shares of restricted stock with an aggregate grant-date fair value of $10 million to certain key employees of Ava, Calipsa and Videotec in connection with the acquisitions of such entities. The share-based compensation for Ava and Calipsa will each be expensed over an average service period of two years, while the share-based compensation for Videotec will be expensed over an average service period of one year.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 2, 2022 and December 31, 2021 were as follows:

July 2, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$19	$19
Common stock	39	—	39
Liabilities:
Foreign exchange derivative contracts	$—	$17	$17

December 31, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock	69	—	69
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no foreign exchange derivative contracts or common stock investments in Level 3 holdings as of July 2, 2022 or December 31, 2021.
At July 2, 2022 and December 31, 2021, the Company had $144 million and $685 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of July 2, 2022 was $5.8 billion, of which the Senior Convertible Notes were $1.2 billion (Level 2). The fair value of long-term debt at December 31, 2021 was $6.2 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract-specific discounting facility	$—	$36	$49	$107
Accounts receivable sales proceeds	40	8	62	8
Long-term receivables sales proceeds	5	30	22	84
Total proceeds from receivable sales	$45	$74	$133	$199
At July 2, 2022, the Company had retained servicing obligations for $875 million of long-term receivables, compared to $940 million at December 31, 2021. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $102 million at July 2, 2022, compared to $56 million at December 31, 2021.
During the six months ended July 2, 2022, the Company completed its final draw against a cost-efficient receivables discounting facility, implemented in 2020 to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe. The proceeds of the Company's receivable sales are included in Operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

12.    Commitments and Contingencies
Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury in the Court decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As the parties were unable to agree on a reasonable royalty rate, the Court entered an order favorable to the Company on December 15, 2021, and, consistent with the Company's requests, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for not making the royalty payment.
In response to the Court's decision to award the Company $764.6 million in compensatory and punitive damages, Hytera motioned for certain equitable relief, which the Court granted on January 8, 2021, reducing the $764.6 million judgment award to $543.7 million. That same day, the Court also granted the Company’s motion for pre-judgment interest. On August 10, 2021, the Court ruled that Hytera must pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs. On March 25, 2021, the Court entered rulings favorable to the Company with respect to several of the Company's post-trial motions, including the Company's motion for attorneys' fees and its motion to require Hytera to turn over certain assets in satisfaction of the Company’s judgment award. On October 15, 2021, the Court granted the Company’s request for $34.2 million in attorneys’ fees against Hytera.
On September 7, 2021, Hytera filed a notice of appeal of the Court’s judgment with the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The parties have briefed a jurisdictional issue raised by the Court of Appeals in response to Hytera's notice of appeal and await the Court's determination. On September 29, 2021, the Company filed two additional motions with the Court, requesting the Court to reconsider its order denying the Company’s request for an injunction, and requesting that the Court enforce its ruling requiring Hytera to turn over certain assets in satisfaction of the Company's judgment award, or, in the alternative, hold Hytera in contempt. On July 5, 2022, the Court denied both motions due to ongoing appeals in the case.
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

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Products and Systems Integration	$1,285	$1,198	$2,388	$2,213
Software and Services	855	773	1,644	1,531
	$2,140	$1,971	$4,032	$3,744
Operating Earnings by Segment

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Products and Systems Integration	$118	$139	$157	$216
Software and Services	240	231	440	452
Operating earnings	358	370	597	668
Total other expense	(58)	(30)	(77)	(38)
Earnings before income taxes	$300	$340	$520	$630

14.    Reorganization of Business
2022 Charges
During the three months ended July 2, 2022, the Company recorded net reorganization of business charges of $7 million, including $5 million of charges in Other charges and $2 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $7 million were charges of $11 million related to employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
During the six months ended July 2, 2022, the Company recorded net reorganization of business charges of $17 million, including $12 million of charges in Other charges and $5 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $17 million were charges of $24 million related to employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

July 2, 2022	Three Months Ended	Six Months Ended
Products and Systems Integration	$6	$14
Software and Services	1	3
	$7	$17
Reorganization of Businesses Accruals

January 1, 2022	Additional Charges	Adjustments	Amount Used	July 2, 2022
$34	$24	$(7)	$(20)	$31
Employee Separation Costs
At January 1, 2022, the Company had an accrual of $34 million for employee separation costs. The 2022 additional charges of $24 million represent severance costs for approximately 310 employees. The adjustment of $7 million reflects reversals for accruals no longer needed. The $20 million used reflects cash payments to severed employees. The remaining accrual of $31 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at July 2, 2022, is expected to be paid, primarily within one year, to approximately 550 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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

15.    Intangible Assets and Goodwill
On May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $22 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The Company recognized $8 million of goodwill, $6 million of identifiable intangible assets, and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of four years. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On April 19, 2022, the Company acquired Calipsa, a technology leader in cloud-native advanced video analytics, for $40 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The Company recognized $25 million of goodwill, $20 million of identifiable intangible assets, and $5 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $19 million of developed technology and $1 million of customer relationships that will be amortized over a period of fifteen and three years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On March 23, 2022, the Company acquired TETRA Ireland, the provider of Ireland's National Digital Radio Service, for $120 million, net of cash acquired. The Company was an initial shareholder of TETRA Ireland and acquired the remaining interest in the entity from the other shareholders. This acquisition expands the Company's portfolio of delivering mission-critical voice and data communications solutions to first responders and frontline workers. As a result of the acquisition, the Company recognized a $21 million gain recorded within Other income (expense) on the Company's initial minority interest. The Company recognized $47 million of goodwill, $90 million of identifiable intangible assets, and $6 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $83 million of customer relationships and $7 million of trade names that will be amortized over a period of twelve years and fourteen years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net assets and goodwill may be subject to change.
On March 3, 2022, the Company acquired Ava, a global provider of cloud-native video security and analytics, for $388 million, net of cash acquired. In addition, the Company issued restricted stock and restricted stock units at a fair value of $7 million to certain key employees that will be expensed over an average service period of two years. This acquisition expands the Company's portfolio of intelligent video solutions that help to enhance safety and streamline operations. The Company recognized $267 million of goodwill, $165 million of identifiable intangible assets, and $44 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $144 million of developed technology and $21 million of customer relationships that will be amortized over a period of fourteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
On December 16, 2021, the Company acquired 911 Datamaster, an NG911 data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of two years. This acquisition reinforces Motorola Solutions’ commitment to being a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. The Company recognized $21 million of goodwill, $16 million of identifiable intangible assets, and $2 million of net liabilities. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $9 million of developed technology and $7 million of customer relationships that will be amortized over a period of nine years and fourteen years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts and goodwill may be subject to change.

On October 29, 2021, the Company acquired Envysion, a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy to be a global leader in end-to-end video security solutions within Video. The Company recognized $79 million of goodwill, $37 million of identifiable intangible assets, and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $26 million of customer relationships, $6 million of developed technology, and $5 million of trade names that will be amortized over a period of fifteen, four, and nine years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts and goodwill may be subject to change.
On July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments of up to $40 million based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. The Company estimated there will be no payout related to the earn-out payments. This acquisition expands the Company's ability to combine video security and access control solutions within Video to help support enterprise customers. The Company recognized $234 million of goodwill, $73 million of identifiable intangible assets, and $9 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $57 million of developed technology and $16 million of customer relationships that will be amortized over a period of sixteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts and goodwill may be subject to change.
Intangible Assets
Amortized intangible assets were comprised of the following:

	July 2, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,003	$318	$828	$278
Customer-related	1,391	848	1,367	836
Other intangibles	87	60	84	60
	$2,481	$1,226	$2,279	$1,174
Amortization expense on intangible assets was $65 million and $131 million for the three and six months ended July 2, 2022, respectively. Amortization expense on intangible assets was $58 million and $116 million for the three and six months ended July 3, 2021, respectively. As of July 2, 2022, annual amortization expense is estimated to be $252 million in 2022, $160 million in 2023, $123 million in 2024, $110 million in 2025, $102 million in 2026, and $92 million in 2027.
Amortized intangible assets were comprised of the following by segment:

	July 2, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$899	$222	$766	$184
Software and Services	1,582	1,004	1,513	990
	$2,481	$1,226	$2,279	$1,174

Goodwill
The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2022 to July 2, 2022:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2022	$1,236	$1,329	$2,565
Goodwill acquired	209	142	351
Purchase accounting adjustments	4	(25)	(21)
Foreign currency	—	(22)	(22)
Balance as of July 2, 2022	$1,449	$1,424	$2,873

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and six months ended July 2, 2022 and July 3, 2021, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A "Risk Factors" of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the Russia-Ukraine conflict on our business, including the potential for broader economic disruption; (b) the continuing and future impact of COVID-19 on our business; (c) availability and costs of materials, components and labor (including inventory levels), and the impact of such availability and costs on our business (including our actions in response to such availability and costs); (d) the impact of inflation on our business, including the impact of the Federal Reserve's interest rate increases and the impact of our actions in response to such inflation; (e) the impact of the American Rescue Plan Act of 2021 on our business; (f) the impact of global economic and political conditions on our business; (g) the impact of acquisitions on our business; (h) market growth/contraction, demand, spending and resulting opportunities; (i) our continued ability to reduce our operating expenses; (j) the growth of technologies and sales opportunities in our Products and Systems Integration and Software and Services segments; (k) the success of our business strategy and portfolio; (l) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs; (m) our ability and cost to repatriate funds; (n) the liquidity of our investments and our ability to satisfy our liquidity requirements; (o) our ability to borrow and the amount available under our credit facilities; (p) the adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements associated with our operations; (q) future cash flows generated from operations, and future uses of such cash; (r) ability to invest in existing products and technologies; and (s) the return of capital to shareholders through dividends and/or repurchasing shares; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; and (4) “Legal Proceedings,” about the outcome and effect of pending legal matters. Motorola Solutions undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
The Company reports net sales in the following three major products and services (which we refer to as “technologies” in this Form 10-Q): Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control ("Video") and Command Center Software.
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

Second Quarter Financial Results
•Net sales were $2.1 billion in the second quarter of 2022 compared to $2.0 billion in the second quarter of 2021.
•Operating earnings were $358 million in the second quarter of 2022 compared to $370 million in the second quarter of 2021.
•Net earnings attributable to Motorola Solutions, Inc. were $228 million, or $1.33 per diluted common share, in the second quarter of 2022, compared to $293 million, or $1.69 per diluted common share, in the second quarter of 2021.
•Operating cash flow decreased $596 million to $162 million in the first half of 2022 compared to $758 million in the first half of 2021.
•We repurchased $655 million of common stock and paid $266 million in dividends in the first half of 2022.
Macroeconomic Events
Recent macroeconomic events impacting our business are discussed below. During the second quarter of 2022, we continued to operate under challenging market conditions, influenced by events such as the Russia-Ukraine conflict, the continuing impact of the COVID-19 pandemic, disruption to our supply chain and the inflationary cost environment.
Russia-Ukraine Conflict
During the first quarter of 2022, in response to Russia's invasion of Ukraine, we suspended all sales, provision of services and shipments of our products to Russia and Belarus. Russia, Ukraine and Belarus do not constitute a material portion of our business. For the year ended December 31, 2021, our net sales in Russia and Belarus were less than $25 million. While we do not anticipate that the current posture of the Russia-Ukraine conflict will materially and adversely affect our results of operations, the conflict is still ongoing and future impacts are difficult to estimate. An escalation of the conflict’s current scope or expansion of the conflict’s economic disruption could materially and adversely affect our company and its operations. During the first half of 2022, we indirectly experienced impacts from the Russia-Ukraine conflict (as further described below). The conflict has and may continue to have a significant impact on the global macroeconomic and geopolitical environments, including increased volatility in capital and commodity markets, rapid changes to regulatory conditions (including the use of sanctions), supply chain and operational challenges for multinational corporations, inflationary pressures and an increased risk of cybersecurity incidents. For a more complete discussion of the risks we encounter in our business, please refer to Part I, Item 1A, "Risk Factors" in the Form 10-K and Part II, Item 1A, "Risk Factors" in this Form 10-Q.
COVID-19, Supply Chain Disruptions & Inflationary Cost Environment
As we have progressed throughout the first half of 2022, our supply chain has been impacted by global issues related to the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This has resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. Since the latter part of the fourth quarter of 2021, cost increases have been driven by elevated lead times and increased material costs, in particular the need to purchase semiconductor components from alternative sources, including brokers. We anticipate increased costs to procure materials within the semiconductor market to continue throughout 2022. Further, we anticipate the broader impact of inflationary pressures and increased material and supply chain costs and disruptions to continue throughout 2022. We are closely monitoring our supply chain, including impacts from manufacturing lockdowns related to the spread of COVID-19 in China which continue to disrupt the semiconductor supply market. Accordingly, in the first half of 2022 we focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages. We are actively managing our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we expect to maintain elevated levels of inventory until supply constraints have been remediated.
In order to combat rising inflation in the U.S., the Federal Reserve has raised interest rates multiple times since the beginning of 2022. The increase in U.S. dollar interest rates and overall market conditions have led to significant strengthening of the U.S. dollar against other global currencies in 2022. The strong U.S. dollar reduced the impact of cash generated from our foreign operations during the first half of 2022, driven by revenues and costs that are denominated in foreign currencies, which has impacted, and which we expect to continue to impact, our operating cash flows and net earnings throughout 2022.
Although the macroeconomic environment continued to introduce challenges in the first half of 2022, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impact to operating margin will be limited throughout 2022. While we are encouraged by strong backlog and growth in our Products and Systems Integration segment in the first half of 2022, which we expect to continue to grow for the remainder of 2022, supply constraints continue to impact our business and we expect demand for our products will continue to out-pace our ability to obtain semiconductor component supply throughout 2022. Where appropriate, we have taken pricing actions around our product and service offerings to mitigate our exposure to inflationary pressures on our businesses and expect to benefit from these adjustments in the second half of 2022. Further, demand continues to be supported with ongoing sources of government funding. In March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We experienced the positive impact of the ARPA funding on our business and results of operations during the first half of 2022 and anticipate that the ARPA will continue to have a positive impact throughout the remainder of 2022.

We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of July 2, 2022. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, we evaluated whether there were any impairment indicators as of July 2, 2022, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the second quarter of 2022, we concluded our assets were fairly stated and recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$22 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$40 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards of $7 million	March 3, 2022
Command Center Software	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 2, 2022	% of Sales*	July 3, 2021	% of Sales*	July 2, 2022	% of Sales*	July 3, 2021	% of Sales*
Net sales from products	$1,212		$1,094		$2,258		$2,027
Net sales from services	928		877		1,774		1,717
Net sales	2,140		1,971		4,032		3,744
Costs of products sales	637	52.6%	511	46.7%	1,185	52.5%	952	47.0%
Costs of services sales	513	55.3%	508	57.9%	1,001	56.4%	980	57.1%
Costs of sales	1,150		1,019		2,186		1,932
Gross margin	990	46.3%	952	48.3%	1,846	45.8%	1,812	48.4%
Selling, general and administrative expenses	356	16.6%	331	16.8%	692	17.2%	633	16.9%
Research and development expenditures	191	8.9%	181	9.2%	380	9.4%	361	9.6%
Other charges	85	4.0%	70	3.5%	177	4.4%	150	4.0%
Operating earnings	358	16.7%	370	18.8%	597	14.8%	668	17.8%
Other income (expense):
Interest expense, net	(56)	(2.6)%	(44)	(2.2)%	(112)	(2.8)%	(98)	(2.6)%
Gains on sales of investments and businesses, net	—	—%	—	—%	2	—%	—	—%
Other, net	(2)	(0.1)%	14	0.7%	33	0.8%	60	1.6%
Total other expense	(58)	(2.7)%	(30)	(1.5)%	(77)	(1.9)%	(38)	(1.0)%
Net earnings before income taxes	300	14.0%	340	17.3%	520	12.9%	630	16.8%
Income tax expense	71	3.3%	46	2.3%	23	0.6%	90	2.4%
Net earnings	229	10.7%	294	14.9%	497	12.3%	540	14.4%
Less: Earnings attributable to non-controlling interests	1	—%	1	0.1%	2	—%	3	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$228	10.7%	$293	14.9%	$495	12.3%	$537	14.3%
Earnings per diluted common share	$1.33		$1.69		$2.88		$3.10
* Percentages may not add due to rounding

Results of Operations—Three months ended July 2, 2022 compared to three months ended July 3, 2021
The results of operations for the second quarter of 2022 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	July 2, 2022			July 3, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$963	$521	$1,484	$869	$443	$1,312
International	322	334	656	329	330	659
	$1,285	$855	$2,140	$1,198	$773	$1,971
Net sales by major products and services
LMR Communications	$1,038	$570	$1,608	$986	$545	$1,531
Video Security and Access Control	247	123	370	212	94	306
Command Center Software	—	162	162	—	134	134
Total	$1,285	$855	$2,140	$1,198	$773	$1,971

Operating earnings	$118	$240	$358	$139	$231	$370
Operating margins	9.2%	28.1%	16.7%	11.6%	29.9%	18.8%
Net Sales
The Products and Systems Integration segment’s net sales represented 60% of our net sales in the second quarter of 2022 and 61% in the second quarter of 2021. The Software and Services segment’s net sales represented 40% of our net sales in the second quarter of 2022 and 39% in the second quarter of 2021.
Net sales increased $169 million, or 9%, in the second quarter of 2022 compared to the second quarter of 2021. The $87 million, or 7%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 11% in the North America region, partially offset by a decrease of 2% in the International region. The $82 million, or 11%, increase in net sales within the Software and Services segment was driven by an increase of 18% in the North America region and an increase of 1% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $14 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in the Software and Services segment, inclusive of $20 million of revenue from acquisitions, driven by an increase in Video, Command Center Software and LMR services; partially offset by
•$44 million from unfavorable currency rates.
Regional results include:
•a 13% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center Software; and
•consistent net sales in the International region, inclusive of revenue from acquisitions, on growth in Video and Command Center Software net sales, partially offset by a slight decline in LMR due to unfavorable currency rates.
Products and Systems Integration
The 7% increase in the Products and Systems Integration segment was driven by the following:
•$52 million, or 5% growth in LMR, driven by the North America region; and

•$35 million, or 17% growth in Video, inclusive of revenue from acquisitions, driven by the North America region; partially offset by
•$19 million from unfavorable currency rates.
Software and Services
The 11% increase in the Software and Services segment was driven by the following:
•$29 million, or 31% growth in Video, inclusive of revenue from acquisitions, driven primarily by the North America region;
•$28 million, or 21% growth in Command Center Software, inclusive of revenue from acquisitions, driven by the North America region; and
•$25 million, or 5% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America region; partially offset by
•$25 million from unfavorable currency rates.

Gross Margin

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021	% Change
Gross margin	$990	$952	4%
Gross margin was 46.3% of net sales in the second quarter of 2022 compared to 48.3% in the second quarter of 2021. The primary drivers of this decrease of gross margin as a percentage of net sales were:
•lower gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by an increase in material and freight costs; and
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by a change in year-over-year mix.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021	% Change
Selling, general and administrative expenses	$356	$331	8%
SG&A expenses increased 8% in the second quarter of 2022 compared to the second quarter of 2021. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses and higher travel expenses. SG&A expenses were 16.6% of net sales in the second quarter of 2022 compared to 16.8% of net sales in the second quarter of 2021.
Research and Development Expenditures

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021	% Change
Research and development expenditures	$191	$181	6%
R&D expenditures increased 6% in the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher expenses associated with acquired businesses. R&D expenditures decreased to 8.9% of net sales in the second quarter of 2022 compared to 9.2% of net sales in the second quarter of 2021.
Other Charges

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Other charges	$85	$70
Other charges increased by $15 million in the second quarter of 2022 compared to the second quarter of 2021. The change was driven primarily by the following:
•$8 million of fixed asset impairments in the second quarter of 2022 that did not occur in the second quarter of 2021;

•$65 million of intangible asset amortization expense in the second quarter of 2022 compared to $58 million of intangible asset amortization expense in the second quarter of 2021;
•$3 million of operating lease asset impairments in the second quarter of 2022 that did not occur in the second quarter of 2021; and
•$4 million of acquisition-related transaction fees in the second quarter of 2022 compared to $3 million of acquisition-related transaction fees in the second quarter of 2021; partially offset by
•$3 million of legal settlement charges in the second quarter of 2021 that did not occur in the second quarter of 2022; and
•$5 million of net reorganization of business charges in the second quarter of 2022 compared to $6 million of net reorganization business charges in the second quarter of 2021 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q).
Operating Earnings

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating earnings from Products and Systems Integration	$118	$139
Operating earnings from Software and Services	240	231
Operating earnings	$358	$370
Operating earnings decreased $12 million, or 3%, in the second quarter of 2022 compared to the second quarter of 2021. The decrease in Operating earnings was due to:
•$21 million decrease in the Products and Systems Integration segment, driven by higher expenses related to material and freight costs and higher expenses associated with acquired businesses, partially offset by higher sales; partially offset by
•$9 million increase in the Software and Services segment, driven by higher sales, partially offset by a change in year-over-year mix and higher expenses associated with acquired businesses.
Interest Expense, net

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Interest expense, net	$(56)	$(44)
The $12 million increase in Interest expense, net in the second quarter of 2022 compared to the second quarter of 2021 was primarily driven by the reversal of a non-cash interest accrual related to an international tax audit recorded in the second quarter of 2021 and higher outstanding debt.
Other, net

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Other, net	$(2)	$14
The $16 million decrease in Other, net in the second quarter of 2022 compared to the second quarter of 2021 was primarily driven by:
•$34 million loss on derivatives in the second quarter of 2022 compared to a $1 million loss on derivatives in the second quarter of 2021;
•$12 million loss on fair value adjustments to equity investments in the second quarter of 2022 compared to a $8 million gain on fair value adjustments to equity investments in the second quarter of 2021;
•$2 million loss on equity method investments in the second quarter of 2022 compared to a $2 million gain on equity method investments in the second quarter of 2021;
•$5 million loss in other income in the second quarter of 2022 compared to a $2 million loss in other income in the second quarter of 2021; and
•$30 million of net periodic pension and postretirement benefit in the second quarter of 2022 compared to $31 million of net periodic pension and postretirement benefit in the second quarter of 2021; partially offset by
•$27 million of foreign currency gains in the second quarter of 2022 compared to $6 million of foreign currency losses in the second quarter of 2021; and

•$6 million loss from the extinguishment of long-term debt in the second quarter of 2022 compared to a $18 million loss from the extinguishment of long-term debt in the second quarter of 2021 (see further detail in Note 5, "Debt and Credit Facilities" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q).
Effective Tax Rate

	Three Months Ended
(In millions)	July 2, 2022	July 3, 2021
Income tax expense	$71	$46
Income tax expense increased by $25 million in the second quarter of 2022 compared to the second quarter of 2021, resulting in an effective tax rate of 24%. Our effective tax rate for the three months ended July 2, 2022 of 24% was higher than the effective tax rate for the three months ended July 3, 2021 of 14%, primarily due to a tax benefit related to the partial release of a valuation allowance recorded on the U.S. foreign tax credit carryforward in 2021 (see Note 7, "Income Taxes" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information).

Results of Operations—Six months ended July 2, 2022 compared to Six months ended July 3, 2021

	Six Months Ended
	July 2, 2022			July 3, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$1,794	$994	$2,788	$1,611	$886	$2,497
International	594	650	1,244	602	645	1,247
	$2,388	$1,644	$4,032	$2,213	$1,531	$3,744
Net sales by major products and services
LMR Communications	$1,947	$1,116	$3,063	$1,836	$1,095	$2,931
Video Security and Access Control	441	236	677	377	182	559
Command Center Software	—	292	292	—	254	254
Total	$2,388	$1,644	$4,032	$2,213	$1,531	$3,744

Operating earnings	157	440	597	216	452	668
Operating margins	6.6%	26.8%	14.8%	9.8%	29.5%	17.8%
Net Sales
The Products and Systems Integration segment's net sales represented 59% of our net sales in both the first half of 2022 and 2021. Net sales from the Software and Services segment represented 41% of our net sales in both the first half of 2022 and 2021.
Net sales increased $288 million, or 8%, in the first half of 2022 compared to the first half of 2021. The $175 million, or 8%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 11% in the North America region, partially offset by a decrease of 1% in the International region. The $113 million, or 7%, increase in net sales within the Software and Services segment was driven by an increase of 12% in the North America region and an increase of 1% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $20 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in Software and Services, inclusive of $31 million of revenue from acquisitions, driven by an increase in Video, Command Center Software and LMR services; partially offset by
•$62 million from unfavorable currency rates.
Regional results include:
•a 12% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center Software; and

•consistent net sales in the International region, inclusive of revenue from acquisitions, driven by an increase in Video and Command Center Software and offset by a decrease in LMR.
Products and Systems Integration
The 8% increase in the Products and Systems Integration segment was driven by the following:
•$111 million, or 6% growth in LMR, driven by the North America region and partially offset by the International region; and
•$64 million, or 17% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions; partially offset by
•$27 million from unfavorable currency rates.
Software and Services
The 7% increase in the Software and Services segment was driven by the following:
•$54 million, or 30% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$38 million, or 15% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$21 million, or 2% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America region; partially offset by
•$35 million from unfavorable currency rates.
Gross Margin

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	% Change
Gross margin	$1,846	$1,812	2%
Gross margin was 45.8% of net sales in the first half of 2022 compared to 48.4% in the first half of 2021. The primary drivers of this decrease of gross margin as a percentage of net sales were:
•lower gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by an increase in material and freight costs; and
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by a change in year-over-year mix.
Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	% Change
Selling, general and administrative expenses	$692	$633	9%
SG&A expenses increased 9% in the first half of 2022 compared to the first half of 2021. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses, higher share-based compensation and higher travel expenses. SG&A expenses were 17.2% of net sales in the first half of 2022 compared to 16.9% of net sales in the first half of 2021.
Research and Development Expenditures

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021	% Change
Research and development expenditures	$380	$361	5%
R&D expenditures increased 5% in the first half of 2022 compared to the first half of 2021 primarily due to higher expenses associated with acquired businesses and higher share-based compensation. R&D expenditures decreased to 9.4% of net sales in the first half of 2022 compared to 9.6% of net sales in the first half of 2021.

Other Charges

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Other charges	$177	$150
Other charges increased by $27 million in the first half of 2022 compared to the first half of 2021. The change was driven primarily by the following:
•$131 million of intangible asset amortization expense in the first half of 2022 compared to $116 million of intangible asset amortization expense in the first half of 2021;
•$11 million of fixed asset impairment in the first half of 2022 that did not recur in the first half of 2021.
•$14 million of acquisition-related transaction fees in the first half of 2022 compared to $4 million of acquisition-related transaction fees in the first half of 2021;
•$11 million of losses on legal settlements in the first half of 2022 compared to $3 million of losses on legal settlements in the first half of 2021; and
•$12 million of operating lease asset impairments in the first half of 2022 compared to $7 million of operating lease asset impairments in the first half of 2021; partially offset by
•$13 million gain on recoveries from the legal settlement under the Hytera bankruptcy proceedings in the first half of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q); and
•$12 million of net reorganization business charges in the first half of 2022 compared to $20 million of net reorganization business charges in the first half of 2021 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q).
Operating Earnings

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Operating earnings from Products and Systems Integration	$157	$216
Operating earnings from Software and Services	440	452
Operating earnings	$597	$668
Operating earnings decreased $71 million, or 11%, in the first half of 2022 compared to the first half of 2021. The decrease in Operating earnings was due to:
•$59 million decrease in the Products and Systems Integration segment, primarily driven by lower gross margin contribution, higher expenses related to material and freight costs, higher expenses associated with acquired businesses and higher travel expenses, partially offset by a gain on recoveries related to the legal settlement of the Hytera bankruptcy proceedings in the first half of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and lower reorganization of business charges; and
•$12 million decrease in the Software and Services segment, primarily driven by higher expenses associated with acquired businesses and a change in year-over-year mix, partially offset by increased net sales.
Interest Expense, net

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Interest expense, net	$(112)	$(98)
The $14 million increase in net interest expense in the first half of 2022 compared to the first half of 2021 was a result of the reversal of a non-cash interest accrual related to an international tax audit recorded in the first half of 2021 and higher outstanding debt.

Other, net

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Other, net	$33	$60
The $27 million decrease in Other, net in the first half of 2022 compared to the first half of 2021 was primarily driven by:
•$57 million of losses on derivative instruments in the first half of 2022 compared to $9 million of losses on derivative instruments in the first half of 2021;
•$30 million loss on fair value adjustments to equity investments in the first half of 2022 compared to a $13 million gain on fair value adjustments to equity investments in the first half of 2021;
•$5 million loss in other income in the first half of 2022 compared to a $3 million gain in other income in the first half of 2021; and
•$1 million of investment impairment in the first half of 2022 that did not occur in the first half of 2021; partially offset by
•$50 million of foreign currency gains in the first half of 2022 compared to $8 million of foreign currency gains in the first half of 2021;
•$19 million gain on equity method investments in the first half of 2022, driven by a $21 million gain on the TETRA Ireland equity method investment, partially offset by a $2 million loss on equity method investments, compared to a $3 million gain on equity method investments in the second quarter of 2021 (see further detail in "Other Charges" in Note 4, "Other Financial Data" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q);
•$6 million loss on the extinguishment of long-term debt in the first half of 2022 compared to a $18 million loss on the extinguishment of long-term debt in the first half of 2021; and
•$63 million of net periodic pension and postretirement benefit in the first half of 2022 compared to $60 million of net periodic pension and postretirement benefit in the first half of 2021.
Effective Tax Rate

	Six Months Ended
(In millions)	July 2, 2022	July 3, 2021
Income tax expense	$23	$90
Income tax expense decreased by $67 million in the first half of 2022 compared to the first half of 2021, resulting in an effective tax rate of 4%. Our effective tax rate of 4% for the six months ended July 2, 2022 was lower than the effective tax rate for the six months ended July 3, 2021 of 14%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain intellectual property rights and a higher tax rate benefit from the foreign derived intangible income deduction, offset by a tax benefit due to a partial release of a valuation allowance in 2021 (see Note 7, "Income Taxes" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information).

Reorganization of Business
During the second quarter of 2022, we recorded net reorganization of business charges of $7 million, including $5 million of charges recorded within Other charges and $2 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $7 million were charges of $11 million related to employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
During the first half of 2022, we recorded net reorganization of business charges of $17 million, including $12 million of charges recorded within Other charges and $5 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $17 million were charges of $24 million related to employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.
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

The following table displays the net charges incurred by segment:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Products and Systems Integration	$6	$7	$14	$19
Software and Services	1	2	3	6
	$7	$9	$17	$25
Cash payments for employee severance in connection with the reorganization of business plans were $20 million in the first half of 2022 and $56 million in the first half of 2021. The reorganization of business accrual at July 2, 2022 was $31 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows provided by (used for):
Operating activities	$162	$758
Investing activities	(673)	(114)
Financing activities	(564)	30
Effect of exchange rates on cash and cash equivalents	(82)	(7)
Increase (decrease) in cash and cash equivalents	$(1,157)	$667
Cash and Cash Equivalents
At July 2, 2022, $309 million of the $717 million cash and cash equivalents balance was held in the U.S. and $408 million was held in other countries, with $96 million held in the United Kingdom.
Operating Activities
The decrease in cash flows provided by operating activities from the first half of 2021 to the first half of 2022 was driven primarily by higher working capital due to an increase in inventory and higher employee incentive payments.
Investing Activities
The increase in cash flows used for investing activities in the first half of 2022 compared to the first half of 2021 was primarily due to a $562 million increase in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first half of 2022 compared to the first half of 2021 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$383 million increase in share repurchases in the first half of 2022 compared to the first half of 2021;
•$249 million decrease in net proceeds from issuance of debt in the first half of 2022 compared to the first half of 2021;
•$24 million increase in the payment of dividends in the first half of 2022 compared to the first half of 2021; and
•$9 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first half of 2022 compared to the first half of 2021; partially offset by
•$65 million decrease in repayments of debt in the first half of 2022 compared to the first half of 2021; and
•$7 million related to the payment of revolving credit facility renewal fees in the first half of 2021 that did not occur in the first half of 2022.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Contract-specific discounting facility	$—	$36	$49	$107
Accounts receivable sales proceeds	40	8	$62	$8
Long-term receivables sales proceeds	5	30	22	84
Total proceeds from receivable sales	$45	$74	$133	$199
During the six months ended July 2, 2022, we completed the final draw against a cost-efficient receivables discounting facility, implemented in 2020 to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe. The proceeds of our receivable sales are included in Operating activities within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $6.0 billion and $5.7 billion at July 2, 2022 and December 31, 2021, including the current portions of $2 million and $5 million, at July 2, 2022 and December 31, 2021, respectively.
On May 31, 2022, we issued $600 million of 5.6% senior notes due 2032. We recognized net proceeds of $595 million after debt issuance costs and discounts. A portion of these proceeds was then used to repurchase $275 million in principal amount of the 4.0% senior notes due 2024 pursuant to a cash tender offer, for a purchase price of $279 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, we recognized a loss of $6 million related to the tender offer in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 2, 2022.
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
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of July 2, 2022 we had no outstanding debt under the commercial paper program.
Share Repurchase Program
During the three and six months ended July 2, 2022, we paid an aggregate of $162 million and $655 million, respectively, including transaction costs, to repurchase approximately 0.7 million and 2.9 million shares at an average price of $217.73 and $222.72 per share. As of July 2, 2022, we had used approximately $14.5 billion of the share repurchase authority to repurchase shares, leaving $1.5 billion of authority available for future repurchases.
Dividends
During the second quarter of 2022 we paid $132 million in cash dividends to holders of our common stock. During the first half of 2022 we paid $266 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $132 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $102 million at July 2, 2022, compared to $56 million at December 31, 2021.

Recent Accounting Pronouncements
See “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the six months ended July 2, 2022. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Form 10-K, other than the updates below, which were originally reported in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
On May 12, 2022, the Company issued 21,147 shares of common stock in connection with the acquisition of Videotec to certain former shareholders of Videotec. The stock was issued for an aggregate grant-date fair value of $4 million that will be expensed over an average service period of one year.
On April 19, 2022, the Company issued 15,384 shares of common stock in connection with the acquisition of Calipsa to certain former shareholders of Calipsa. The stock was issued for an aggregate grant-date fair value of $4 million that will be expensed over an average service period of two years.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 2, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/31/2022 to 04/27/2022	290,864	$231.02	290,864	$1,560,018,828
04/28/2022 to 05/25/2022	393,418	$209.99	393,418	$1,477,403,047
05/26/2022 to 06/29/2022	57,978	$203.57	57,978	$1,465,600,488
Total	742,260	$217.73	742,260

(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 2, 2022, the Company had used approximately $14.5 billion, including transaction costs, to repurchase shares, leaving $1.5 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
Motorola Solutions Amended and Restated Omnibus Incentive Plan of 2015, effective as of May 17, 2022 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on May 20, 2022).

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
August 4, 2022