Form 10-Q
period 2022-10-01
Motorola Solutions, Inc.
filed 2022-11-03
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of October 28, 2022 was 167,203,209.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales from products	$1,439	$1,221	$3,697	$3,250
Net sales from services	934	886	2,708	2,601
Net sales	2,373	2,107	6,405	5,851
Costs of products sales	659	559	1,844	1,516
Costs of services sales	683	503	1,683	1,478
Costs of sales	1,342	1,062	3,527	2,994
Gross margin	1,031	1,045	2,878	2,857
Selling, general and administrative expenses	378	351	1,069	985
Research and development expenditures	197	183	577	545
Other charges	83	60	262	209
Operating earnings	373	451	970	1,118
Other income (expense):
Interest expense, net	(60)	(56)	(171)	(154)
Gain on sales of investments and businesses, net	1	—	3	—
Other, net	19	10	50	70
Total other expense	(40)	(46)	(118)	(84)
Net earnings before income taxes	333	405	852	1,034
Income tax expense	53	97	75	186
Net earnings	280	308	777	848
Less: Earnings attributable to non-controlling interests	1	1	3	4
Net earnings attributable to Motorola Solutions, Inc.	$279	$307	$774	$844
Earnings per common share:
Basic	$1.67	$1.81	$4.62	$4.98
Diluted	$1.63	$1.76	$4.50	$4.87
Weighted average common shares outstanding:
Basic	167.2	169.2	167.5	169.3
Diluted	171.5	174.1	171.9	173.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net earnings	$280	$308	$777	$848
Foreign currency translation adjustments	(162)	(44)	(317)	(19)
Defined benefit plans	15	16	58	49
Total other comprehensive income (loss), net of tax	(147)	(28)	(259)	30
Comprehensive income	133	280	518	878
Less: Earnings attributable to non-controlling interests	1	1	3	4
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$132	$279	$515	$874
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	October 1, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$822	$1,874
Accounts receivable, net	1,368	1,386
Contract assets	1,033	1,105
Inventories, net	1,157	788
Other current assets	327	259
Total current assets	4,707	5,412
Property, plant and equipment, net	866	1,042
Operating lease assets	338	382
Investments	146	209
Deferred income taxes	988	916
Goodwill	2,851	2,565
Intangible assets, net	1,177	1,105
Other assets	552	558
Total assets	$11,625	$12,189
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$1	$5
Accounts payable	885	851
Contract liabilities	1,549	1,650
Accrued liabilities	1,333	1,557
Total current liabilities	3,768	4,063
Long-term debt	6,012	5,688
Operating lease liabilities	302	313
Other liabilities	1,937	2,148
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 10/1/22—168.6; 12/31/21—169.6
Outstanding shares: 10/1/22—167.5; 12/31/21—168.7
Additional paid-in capital	1,239	987
Retained earnings	989	1,350
Accumulated other comprehensive loss	(2,638)	(2,379)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	(408)	(40)
Non-controlling interests	14	17
Total stockholders’ equity (deficit)	(394)	(23)
Total liabilities and stockholders’ equity (deficit)	$11,625	$12,189
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				267	1
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.2	50
Share repurchase program	(2.2)			(493)
Share-based compensation expenses		37
Dividends declared $0.79 per share				(132)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of April 2, 2022	168.6	$1,066	$(2,384)	$1,002	$18
Net earnings				228	1
Other comprehensive loss			(107)
Issuance of common stock and stock options exercised		2
Share repurchase program	(0.7)			(162)
Share-based compensation expenses		44
Dividends declared $0.79 per share				(132)
Dividends paid to non-controlling interest on subsidiary common stock					(6)
Balance as of July 2, 2022	167.9	$1,112	$(2,491)	$936	$13
Net earnings				279	1
Other comprehensive loss			(147)
Issuance of common stock and stock options exercised	1.1	84
Share repurchase program	(0.4)			(94)
Share-based compensation expenses		45
Dividends declared $0.79 per share				(132)
Balance as of October 1, 2022	168.6	$1,241	$(2,638)	$989	$14

(In millions, except per share data)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				244	1
Other comprehensive income			36
Issuance of common stock and stock options exercised	1.4	44
Share repurchase program	(1.0)			(170)
Share-based compensation expenses		29
Dividends declared $0.71 per share				(121)
Balance as of April 3, 2021	170.6	$834	$(2,410)	$1,080	$18
Net earnings				293	1
Other comprehensive income			22
Issuance of common stock and stock options exercised	0.2	14
Share repurchase program	(0.5)			(102)
Share-based compensation expenses		31
Dividends declared $0.71 per share				(120)
Dividends paid to non-controlling interest on subsidiary common stock					(5)
Balance as of July 3, 2021	170.3	$879	$(2,388)	$1,151	$14
Net earnings				307	1
Other comprehensive loss			(28)
Issuance of common stock and stock options exercised	0.3	39
Share repurchase program	(0.6)			(137)
Share-based compensation expenses		34
Dividends declared $0.71 per share				(120)
Balance as of October 2, 2021	170.0	$952	$(2,416)	$1,201	$15
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating
Net earnings	$777	$848
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	331	325
Non-cash other charges (income)	20	(6)
Loss on ESN fixed asset impairment	147	—
Share-based compensation expenses	126	94
Gain on sales of investments and businesses, net	(3)	—
Loss from the extinguishment of long-term debt	6	18
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	5	189
Inventories	(360)	(99)
Other current assets and contract assets	(38)	(136)
Accounts payable, accrued liabilities and contract liabilities	(183)	(39)
Other assets and liabilities	(66)	(62)
Deferred income taxes	(212)	2
Net cash provided by operating activities	550	1,134
Investing
Acquisitions and investments, net	(590)	(360)
Proceeds from sales of investments and businesses, net	38	4
Capital expenditures	(183)	(175)
Proceeds from sales of property, plant and equipment	—	6
Net cash used for investing activities	(735)	(525)
Financing
Net proceeds from issuance of debt	595	844
Repayments of debt	(283)	(351)
Revolving credit facility renewal fees	—	(7)
Issuances of common stock	137	99
Purchases of common stock	(749)	(397)
Payments of dividends	(398)	(362)
Payments of dividends to non-controlling interests	(6)	(5)
Net cash used for financing activities	(704)	(179)
Effect of exchange rate changes on total cash and cash equivalents	(163)	(31)
Net increase (decrease) in total cash and cash equivalents	(1,052)	399
Cash and cash equivalents, beginning of period	1,874	1,254
Cash and cash equivalents, end of period	$822	$1,653
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$157	$155
Income and withholding taxes, net of refunds	$270	$230
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of October 1, 2022 and for the three and nine months ended October 1, 2022 and October 2, 2021 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity (Deficit), and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The results of operations for the three and nine months ended October 1, 2022 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions
Subsequent to quarter end, on October 25, 2022, the Company acquired Futurecom Systems Group, ULC ("Futurecom"), a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's radio network and device portfolios. The business is a part the Products and Systems Integration segment.
On August 8, 2022, the Company acquired Barrett Communications Pty Ltd ("Barrett Communications"), a global provider of specialized radio communications, for $18 million, net of cash acquired. This acquisition complements the Company's existing radio portfolio, allowing the Company to use high frequency and very high frequency radio communications to support mission-critical operations. The business is a part of the Products and Systems Integration segment.
On May 12, 2022, the Company acquired Videotec S.p.A. ("Videotec"), a global provider of ruggedized video security solutions, for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The business is a part of the Products and Systems Integration segment.
On April 19, 2022, the Company acquired Calipsa, Inc. ("Calipsa"), a technology leader in cloud-native advanced video analytics, for $39 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The business is a part of the Software and Services segment.
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
Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires disclosures to enhance transparency about an entity’s use of supplier finance programs. The amendments require a buyer that uses supplier finance programs to disclose the program’s key terms, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. The Company is continuing to evaluate the impact of the adoption of this ASU on its financial statements and disclosures.
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
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC Topic 606. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption of this standard did not have a material impact on the Company's financial statements and disclosures. The Company anticipates that this adoption will generally result in the Company recognizing larger contract liabilities in connection with business combinations.
In November 2021, the FASB issued ASU No. 2021-10, "Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance." This ASU requires disclosures to increase the transparency of transactions with a governmental entity accounted for by applying a grant or contribution accounting model by analogy, including disclosures around: (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The ASU was effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis, and the adoption of this standard did not have a material impact on the Company's financial statements and disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and nine months ended October 1, 2022 and October 2, 2021, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	October 1, 2022			October 2, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,166	$521	$1,687	$992	$457	$1,449
International	363	323	686	333	325	658
	$1,529	$844	$2,373	$1,325	$782	$2,107

Major Products and Services:
LMR Communications	$1,243	$569	$1,812	$1,111	$547	$1,658
Video Security and Access Control	286	133	419	214	102	316
Command Center Software	—	142	142	—	133	133
	$1,529	$844	$2,373	$1,325	$782	$2,107

Customer Types:
Direct	$902	$769	$1,671	$838	$703	$1,541
Indirect	627	75	702	487	79	566
	$1,529	$844	$2,373	$1,325	$782	$2,107

	Nine Months Ended
	October 1, 2022			October 2, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$2,961	$1,514	$4,475	$2,603	$1,343	$3,946
International	957	973	1,930	935	970	1,905
	$3,918	$2,487	$6,405	$3,538	$2,313	$5,851

Major Products and Services:
LMR Communications	$3,190	$1,684	$4,874	$2,948	$1,642	$4,590
Video Security and Access Control	728	368	1,096	590	284	874
Command Center Software	—	435	435	—	387	387
	$3,918	$2,487	$6,405	$3,538	$2,313	$5,851

Customer Types:
Direct	$2,271	$2,259	$4,530	$2,148	$2,099	$4,247
Indirect	1,647	228	1,875	1,390	214	1,604
	$3,918	$2,487	$6,405	$3,538	$2,313	$5,851
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of October 1, 2022 was $9.1 billion. A total of $4.8 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of October 1, 2022, of which $2.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.3 billion was from Software and Services performance obligations that were not yet satisfied as of October 1, 2022. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.4 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	October 1, 2022	December 31, 2021
Accounts receivable, net	$1,368	$1,386
Contract assets	1,033	1,105
Contract liabilities	1,549	1,650
Non-current contract liabilities	327	306
Revenue recognized during the three months ended October 1, 2022 which was previously included in Contract liabilities as of July 2, 2022 was $437 million, compared to $472 million of revenue recognized during the three months ended October 2, 2021 which was previously included in Contract liabilities as of July 3, 2021. Revenue recognized during the nine months ended October 1, 2022 which was previously included in Contract liabilities as of December 31, 2021 was $939 million, compared to $946 million recognized during the nine months ended October 2, 2021 which was previously included in Contract liabilities as of December 31, 2020. The Company reversed $3 million of revenue during the three months ended October 1, 2022 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $2 million of reversals for the three months ended October 2, 2021, primarily driven by changes in the estimates of progress on system contracts. Revenue of $23 million was reversed during the nine months ended October 1, 2022 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $15 million of reversals for the nine months ended October 2, 2021.
There were no material expected credit losses recorded on contract assets during each of the three and nine months ended October 1, 2022 and October 2, 2021.

Contract Cost Balances

(In millions)	October 1, 2022	December 31, 2021
Current contract cost assets	$52	$30
Non-current contract cost assets	120	124
Amortization of non-current contract cost assets was $14 million and $41 million for the three and nine months ended October 1, 2022, respectively, and $12 million and $37 million for the three and nine months ended October 2, 2021, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Lease expense:
Operating lease cost	$32	$34	$98	$101
Finance lease cost
Amortization of right-of-use assets	$1	$2	$5	$8

Short-term lease cost	$—	$—	$1	$2
Variable cost	9	9	26	27
Sublease income	(1)	(2)	(4)	(4)
Net lease expense	$41	$43	$126	$134
Lease Assets and Liabilities

(in millions)	Statement Line Classification	October 1, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$338	$382
Finance lease assets	Property, plant and equipment, net	10	16
		$348	$398
Current liabilities:
Operating lease liabilities	Accrued liabilities	$77	$124
Finance lease liabilities	Current portion of long-term debt	1	4
		$78	$128
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$302	$313
		$302	$313
Other Information Related to Leases

	Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$124	$124
Net cash used for financing activities related to finance leases	4	9
Assets obtained in exchange for lease liabilities:
Operating leases	$77	$31
The increase in assets obtained in exchange for lease liabilities for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021 was primarily due to $34 million of additional leases acquired in connection with the Company's acquisition of TETRA Ireland on March 23, 2022.

	October 1, 2022	December 31, 2021
Weighted average remaining lease terms (years):
Operating leases	6	6
Finance leases	1	1
Weighted average discount rate:
Operating leases	3.13%	3.11%
Finance leases	3.84%	3.99%
Future Lease Payments

	October 1, 2022
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2022	$18	$—	$18
2023	91	1	92
2024	77	—	77
2025	63	—	63
2026	50	—	50
Thereafter	118	—	118
Total lease payments	$417	$1	$418
Less: Interest	38	—	38
Present value of lease liabilities	$379	$1	$380

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Other charges:
Intangibles amortization (Note 15)	$63	$56	$194	$172
Legal settlements	12	—	23	3
Operating lease asset impairments	4	—	16	7
Acquisition-related transaction fees	2	2	16	6
Reorganization of business (Note 14)	2	2	14	22
Fixed asset impairments	1	—	12	—
Gain on Hytera legal settlement	—	—	(13)	—
Other	(1)	—	—	(1)
	$83	$60	$262	$209
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

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest income (expense), net:
Interest expense	$(62)	$(58)	$(179)	$(160)
Interest income	2	2	8	6
	$(60)	$(56)	$(171)	(154)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$28	$31	$91	$91
Loss from the extinguishment of long-term debt (Note 5)	—	—	(6)	(18)
Investment impairments	—	—	(1)	—
Foreign currency gain	45	5	95	13
Loss on derivative instruments (Note 6)	(54)	(10)	(111)	(19)
Gain (loss) on equity method investments	—	1	(2)	5
Fair value adjustments to equity investments	(5)	(18)	(35)	(5)
Gain on TETRA Ireland equity method investment	—	—	21	—
Other	5	1	(2)	3
	$19	$10	$50	$70
The Company previously held a minority ownership interest in TETRA Ireland, and, upon acquisition of 100% of the equity of TETRA Ireland on March 23, 2022, recorded a $21 million gain to adjust the Company's initial equity method investment to fair value during the nine months ended October 1, 2022. Refer to Note 15, "Intangible Assets and Goodwill" to the Company's condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for further information related to this acquisition.
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic earnings per common share:
Earnings	$279	$307	$774	$844
Weighted average common shares outstanding	167.2	169.2	167.5	169.3
Per share amount	$1.67	$1.81	$4.62	$4.98
Diluted earnings per common share:
Earnings	$279	$307	$774	$844
Weighted average common shares outstanding	167.2	169.2	167.5	169.3
Add effect of dilutive securities:
Share-based awards	3.6	4.3	3.8	3.9
1.75% senior convertible notes	0.7	0.6	0.6	0.2
Diluted weighted average common shares outstanding	171.5	174.1	171.9	173.4
Per share amount	$1.63	$1.76	$4.50	$4.87
In the computation of diluted earnings per common share for the three months ended October 1, 2022, the assumed exercise of 0.4 million options, including 0.2 million subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended October 1, 2022, the assumed exercise of 0.2 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.

In the computation of diluted earnings per common share for the three months ended October 2, 2021, no shares were considered anti-dilutive. In the computation of diluted earnings per common share for the nine months ended October 2, 2021, the assumed exercise of 0.2 million options, including 0.1 million subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of October 1, 2022, the Company had $1.0 billion of the Senior Convertible Notes outstanding, which mature on September 15, 2024. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, when the average stock price exceeded the contractual conversion price, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the quarter ended October 2, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended October 1, 2022. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of October 1, 2022 was $189 million.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	October 1, 2022	December 31, 2021
Accounts receivable	$1,433	$1,456
Less allowance for credit losses	(65)	(70)
	$1,368	$1,386
Inventories, Net
Inventories, net, consist of the following:

	October 1, 2022	December 31, 2021
Finished goods	$352	$268
Work-in-process and production materials	924	643
	1,276	911
Less inventory reserves	(119)	(123)
	$1,157	$788
Other Current Assets
Other current assets consist of the following:

	October 1, 2022	December 31, 2021
Current contract cost assets (Note 2)	$52	$30
Tax-related deposits	35	41
Other	240	188
	$327	$259

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	October 1, 2022	December 31, 2021
Land	$5	$5
Leasehold improvements	445	474
Machinery and equipment	2,232	2,439
	2,682	2,918
Less accumulated depreciation	(1,816)	(1,876)
	$866	$1,042
During the third quarter of 2022, the Company began negotiations with the Home Office of the United Kingdom (the "Home Office") regarding an early exit by the Company from the Emergency Services Network ("ESN") communications systems contract, inclusive of twelve months of transition services. As a result of the negotiations, the Company determined that the future service potential of the asset is limited, based on the Company's intention to terminate the contract in advance of the contracted service term. During the three months ended October 1, 2022, the Company recorded a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN service contract with the Home Office based on its current expectation that, more likely than not, the ESN long-lived asset group will be disposed of significantly before the end of its previously estimated useful life. The recognized impairment loss represents the amount by which the carrying amount of the asset group exceeded the fair value as of October 1, 2022, under a measurement of discounted cash flows. The impairment loss was recorded in the Software and Services segment within cost of sales in the Condensed Consolidated Statements of Operations.
Depreciation expense for the three months ended October 1, 2022 and October 2, 2021 was $45 million and $49 million, respectively. Depreciation expense for the nine months ended October 1, 2022 and October 2, 2021 was $137 million and $153 million, respectively.
Investments
Investments consist of the following:

	October 1, 2022	December 31, 2021
Common stock	$23	$69
Strategic investments	43	35
Company-owned life insurance policies	67	81
Equity method investments	13	24
	$146	$209
On July 16, 2021, the Company paid $50 million for equity securities of NewHold Investment Corp. ("NHIC"), a special purpose acquisition company (SPAC) that completed a business combination with Evolv Technologies, Inc. After the business combination, NHIC was renamed “Evolv Technologies Holdings, Inc.” (together with its subsidiaries, “Evolv”). During the nine months ended October 1, 2022, the Company recognized a loss of $14 million in Other income (expense) within the Condensed Consolidated Statements of Operations related to a decrease in the fair value of the investment.
During the nine months ended October 1, 2022, the Company sold $12 million of equity securities and recognized a loss of $10 million in Other income (expense) within the Condensed Consolidated Statements of Operations, related to a decrease in the fair value related to an investment in a business operating in the critical infrastructure market.
Other Assets
 Other assets consist of the following:

	October 1, 2022	December 31, 2021
Defined benefit plan assets	$370	$365
Non-current contract cost assets (Note 2)	120	124
Other	62	69
	$552	$558

Accrued Liabilities
Accrued liabilities consist of the following:

	October 1, 2022	December 31, 2021
Compensation	$257	$360
Tax liabilities	176	183
Dividend payable	132	134
Trade liabilities	162	235
Operating lease liabilities (Note 3)	77	124
Other	529	521
	$1,333	$1,557
Other Liabilities
Other liabilities consist of the following:

	October 1, 2022	December 31, 2021
Defined benefit plans	$1,219	$1,390
Non-current contract liabilities (Note 2)	327	306
Unrecognized tax benefits (Note 7)	35	36
Deferred income taxes (Note 7)	129	183
Environmental reserve	108	108
Other	119	125
	$1,937	$2,148
Stockholders’ Equity (Deficit)
Share Repurchase Program: During the three and nine months ended October 1, 2022, the Company paid an aggregate of $94 million, and $749 million, including transaction costs, to repurchase approximately 0.4 million and 3.3 million shares at an average price of $236.46 and $224.35 per share, respectively. As of October 1, 2022, the Company had $1.4 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended October 1, 2022 and October 2, 2021, the Company paid $132 million and $120 million, respectively, in cash dividends to holders of its common stock. During the nine months ended October 1, 2022 and October 2, 2021, the Company paid $398 and $362 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $132 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(539)	$(335)	$(384)	$(360)
Other comprehensive income (loss) before reclassification adjustment	(153)	(47)	(304)	(24)
Tax benefit (expense)	(9)	3	(13)	5
Other comprehensive income (loss), net of tax	(162)	(44)	(317)	(19)
Balance at end of period	$(701)	$(379)	$(701)	$(379)
Defined Benefit Plans:
Balance at beginning of period	$(1,952)	$(2,053)	$(1,995)	$(2,086)
Other comprehensive income before reclassification adjustment	—	—	17	—
Tax expense	—	—	(3)	—
Other comprehensive income before reclassification adjustment, net of tax	—	—	14	—
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	20	22	60	65
Reclassification adjustment - Prior service benefits into Other income (Note 8)	(1)	(2)	(3)	(6)
Tax expense	(4)	(4)	(13)	(10)
Reclassification adjustment into Net earnings, net of tax	15	16	44	49
Other comprehensive income, net of tax	15	16	58	49
Balance at end of period	$(1,937)	$(2,037)	$(1,937)	$(2,037)
Total Accumulated other comprehensive loss	$(2,638)	$(2,416)	$(2,638)	$(2,416)

5.    Debt and Credit Facilities

	October 1, 2022	December 31, 2021
4.0% senior notes due 2024	$312	$585
1.75% senior convertible notes due 2024	1,000	1,000
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	694	693
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	803	803
2.3% senior notes due 2030	893	893
2.75% senior notes due 2031	844	844
5.6% senior notes due 2032	595	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	396	396
5.22% debentures due 2097	92	92
Other debt	1	5
	6,014	5,695
Adjustments for unamortized gains on interest rate swap terminations	(1)	(2)
Less: current portion	(1)	(5)
Long-term debt	$6,012	$5,688
On May 31, 2022, the Company issued $600 million of 5.6% senior notes due 2032. The Company recognized net proceeds of $595 million after debt issuance costs and discounts. A portion of these proceeds was then used to repurchase $275 million in principal amount of the Company's 4.0% senior notes due 2024 pursuant to a cash tender offer, for a purchase price of $279 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, the Company recognized a loss of $6 million related to the tender offer in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
As of October 1, 2022, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at the Company's option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing the Company to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of October 1, 2022.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of October 1, 2022 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $887 million and $1.1 billion for the periods ended October 1, 2022 and December 31, 2021, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2022, and the corresponding positions as of December 31, 2021:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2022	December 31, 2021
British pound	$202	$128
Euro	181	164
Australian dollar	(101)	(76)
Chinese renminbi	(67)	(89)
Brazilian real	(34)	(23)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of October 1, 2022, all of the counterparties had investment grade credit ratings. As of October 1, 2022, the Company had $17 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of October 1, 2022 and December 31, 2021:

	Fair Values of Derivative Instruments
October 1, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$11	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	32
Total derivatives	$17	$32

	Fair Values of Derivative Instruments
December 31, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	5
Total derivatives	$7	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended October 1, 2022 and October 2, 2021:

	Financial Statement Location	Three Months Ended		Nine Months Ended
Foreign Exchange Contracts		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Effective portion	Accumulated other comprehensive gain (loss)	$12	$7	$24	$10
Forward points recognized	Other income (expense)	1	—	1	1
Undesignated derivatives recognized	Other income (expense)	(54)	(10)	(111)	(19)
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of October 1, 2022, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £15 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the nine months ended October 1, 2022 and October 2, 2021, the Company amortized $1 million of income from the excluded components through interest expense, respectively.

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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net earnings before income taxes	$333	$405	$852	$1,034
Income tax expense	53	97	75	186
Effective tax rate	16%	24%	9%	18%
The effective tax rate for the three months ended October 1, 2022 of 16% was lower than the U.S. federal statutory tax rate of 21% primarily due to higher excess tax benefits of share-based compensation. The effective tax rate for the nine months ended October 1, 2022 of 9% was lower than the U.S. federal statutory tax rate of 21% primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights (as described above) and the excess tax benefits of share-based compensation.
The effective tax rate for the three months ended October 2, 2021 of 24% was higher than the U.S. federal statutory tax rate of 21% due to state tax expense, offset by the excess tax benefits of share-based compensation. The effective tax rate for the nine months ended October 2, 2021 of 18% was lower than the U.S. federal statutory tax rate of 21% primarily due to a tax benefit related to a partial release of $33 million of a valuation allowance recorded on the U.S. foreign tax credit carryforward and the excess tax benefits of share-based compensation.
The effective tax rate for the three months ended October 1, 2022 of 16% was lower than the effective tax rate for the three months ended October 2, 2021 of 24%, primarily due to higher excess tax benefits of share-based compensation in 2022. The effective tax rate for the nine months ended October 1, 2022 of 9% was lower than the effective tax rate for the nine months ended October 2, 2021 of 18%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights

(as described above) and higher excess tax benefits of share-based compensation in 2022, offset by a tax benefit due to a partial release of a valuation allowance in 2021.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	32	29	8	5	—	—
Expected return on plan assets	(64)	(59)	(26)	(25)	(3)	(3)
Amortization of:
Unrecognized net loss	15	17	4	4	1	1
Unrecognized prior service benefit	—	—	(1)	(1)	—	(1)
Net periodic pension benefits	$(17)	$(13)	$(14)	$(17)	$(2)	$(3)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$—	$—	$3	$1	$—	$—
Interest cost	96	87	24	16	1	1
Expected return on plan assets	(191)	(177)	(77)	(75)	(9)	(8)
Amortization of:
Unrecognized net loss	46	51	11	12	3	2
Unrecognized prior service benefit	—	—	(3)	(2)	—	(4)
Net periodic pension benefits	$(49)	$(39)	$(42)	$(48)	$(5)	$(9)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Share-based compensation expense included in:
Costs of sales	$7	$4	$20	$12
Selling, general and administrative expenses	26	22	72	58
Research and development expenditures	12	8	34	24
Share-based compensation expense included in Operating earnings	45	34	126	94
Tax benefit	(9)	(6)	(26)	(14)
Share-based compensation expense, net of tax	$36	$28	$100	$80
Decrease in basic earnings per share	$(0.22)	$(0.17)	$(0.60)	$(0.47)
Decrease in diluted earnings per share	$(0.21)	$(0.16)	$(0.58)	$(0.46)
During the nine months ended October 1, 2022, the Company granted 0.7 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $156 million, $17 million and $10 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $8 million and $10 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.
During the nine months ended October 1, 2022, the Company granted 0.1 million shares of restricted stock with an aggregate grant-date fair value of $10 million to certain key employees of Ava, Calipsa and Videotec in connection with the acquisitions of such entities. The share-based compensation for Ava and Calipsa will each be expensed over an average service period of two years, while the share-based compensation for Videotec will be expensed over an average service period of one year.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 1, 2022 and December 31, 2021 were as follows:

October 1, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$17	$17
Common stock	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$32	$32

December 31, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock	69	—	69
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no foreign exchange derivative contracts or common stock investments in Level 3 holdings as of October 1, 2022 or December 31, 2021.
At October 1, 2022 and December 31, 2021, the Company had $237 million and $685 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of October 1, 2022 was $5.7 billion, of which the Senior Convertible Notes were $1.2 billion (Level 2). The fair value of long-term debt at December 31, 2021 was $6.2 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contract-specific discounting facility	$—	$66	$49	$173
Accounts receivable sales proceeds	—	15	62	23
Long-term receivables sales proceeds	42	56	64	140
Total proceeds from receivable sales	$42	$137	$175	$336
At October 1, 2022, the Company had retained servicing obligations for $860 million of long-term receivables, compared to $940 million at December 31, 2021. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $127 million at October 1, 2022, compared to $56 million at December 31, 2021.

During the nine months ended October 1, 2022, the Company completed its final draw against a cost-efficient receivables discounting facility, implemented in 2020 to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe. The proceeds of the Company's receivable sales are included in Operating activities within the Company's Condensed Consolidated Statements of Cash Flows.

12.    Commitments and Contingencies
Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury in the Court decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As the parties were unable to agree on a reasonable royalty rate, the Court entered an order favorable to the Company on December 15, 2021, and, consistent with the Company's requests, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment.
In response to the Court's decision to award the Company $764.6 million in compensatory and punitive damages, Hytera motioned for certain equitable relief, which the Court granted on January 8, 2021, reducing the $764.6 million judgment award to $543.7 million. That same day, the Court also granted the Company’s motion for pre-judgment interest. On August 10, 2021, the Court ruled that Hytera must pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs. On March 25, 2021, the Court entered rulings favorable to the Company with respect to several of the Company's post-trial motions, including the Company's motion for attorneys' fees and its motion to require Hytera to turn over certain assets in satisfaction of the Company’s judgment award. On October 15, 2021, the Court granted the Company’s request for $34.2 million in attorneys’ fees against Hytera. On September 29, 2021, the Company filed two additional motions with the Court, requesting the Court to reconsider its order denying the Company’s request for an injunction, and requesting that the Court enforce its ruling requiring Hytera to turn over certain assets in satisfaction of the Company's judgment award, or, in the alternative, hold Hytera in contempt. On July 5, 2022, the Court denied both motions.
On September 7, 2021, Hytera filed a notice of appeal of the Court’s judgment with the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Court of Appeals dismissed the notice of appeal on February 16, 2022 after determining that such appeal was premature. On August 2, 2022, after the Court denied the motions described above on July 5, 2022, Hytera filed a renewed notice of appeal in the Court of Appeals. The Company filed its cross-appeal on August 5, 2022.
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

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Products and Systems Integration	$1,529	$1,325	$3,918	$3,538
Software and Services	844	782	2,487	2,313
	$2,373	$2,107	$6,405	$5,851
Operating Earnings by Segment

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Products and Systems Integration	$303	$224	$460	$440
Software and Services	70	227	510	678
Operating earnings	373	451	970	1,118
Total other expense	(40)	(46)	(118)	(84)
Earnings before income taxes	$333	$405	$852	$1,034

14.    Reorganization of Business
2022 Charges
During the three months ended October 1, 2022, the Company recorded net reorganization of business charges of $14 million, including $2 million of charges in Other charges and $12 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $7 million related to employee separation costs and $10 million related to exit costs, partially offset by $3 million of reversals for accruals no longer needed.
During the nine months ended October 1, 2022, the Company recorded net reorganization of business charges of $31 million, including $14 million of charges in Other charges and $17 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $31 million were charges of $30 million related to employee separation costs and $10 million related to exit costs, partially offset by $9 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

October 1, 2022	Three Months Ended	Nine Months Ended
Products and Systems Integration	$3	$17
Software and Services	11	14
	$14	$31
Reorganization of Businesses Accruals

	January 1, 2022	Additional Charges	Adjustments	Amount Used	October 1, 2022
Employee separation costs	$34	$30	$(9)	$(27)	$28
Exit costs	—	10	—	—	10
	$34	$40	$(9)	$(27)	$38
Employee Separation Costs
At January 1, 2022, the Company had an accrual of $34 million for employee separation costs. The 2022 additional charges of $30 million represent severance costs for approximately 380 employees. The adjustment of $9 million reflects reversals for accruals no longer needed. The $27 million used reflects cash payments to severed employees. The remaining accrual of $28 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at October 1, 2022, is expected to be paid, primarily within one year, to approximately 450 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.

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

15.    Intangible Assets and Goodwill
Subsequent to quarter end, on October 25, 2022, the Company acquired Futurecom, a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's radio network and device portfolios. The business is a part of the Products and Systems Integration segment. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
On August 8, 2022, the Company acquired Barrett Communications, a global provider of specialized radio communications, for $18 million, net of cash acquired. This acquisition complements the Company's existing radio portfolio, allowing the Company to use high frequency and very high frequency radio communications to support mission-critical operations. The Company recognized $6 million of goodwill and $12 million of net assets. The goodwill is not deductible for tax purposes. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The Company recognized $9 million of goodwill, $6 million of identifiable intangible assets, and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of four years. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On April 19, 2022, the Company acquired Calipsa, a technology leader in cloud-native advanced video analytics, for $39 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The Company recognized $24 million of goodwill, $21 million of identifiable intangible assets, and $6 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $20 million of developed technology and $1 million of customer relationships that will be amortized over a period of fifteen and three years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
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
On December 16, 2021, the Company acquired 911 Datamaster, an NG911 data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of two years. This acquisition reinforces Motorola Solutions’ commitment to being a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. The Company recognized $21 million of goodwill, $16 million of identifiable intangible assets, and $2 million of net liabilities. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $9 million of customer relationships and $7 million of developed technology that will be amortized over a period of fourteen years and nine years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts and goodwill may be subject to change.
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
On July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction also includes the potential for the Company to make earn-out payments of up to $40 million based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. The Company estimated there will be no payout related to the earn-out payments. This acquisition expands the Company's ability to combine video security and access control solutions within Video to help support enterprise customers. The Company recognized $232 million of goodwill, $73 million of identifiable intangible assets, and $7 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $57 million of developed technology and $16 million of customer relationships that will be amortized over a period of sixteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the third quarter of 2022.
Intangible Assets
Amortized intangible assets were comprised of the following:

	October 1, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$997	$336	$828	$278
Customer-related	1,299	807	1,367	836
Other intangibles	84	60	84	60
	$2,380	$1,203	$2,279	$1,174
Amortization expense on intangible assets was $63 million and $194 million for the three and nine months ended October 1, 2022, respectively. Amortization expense on intangible assets was $56 million and $172 million for the three and nine months ended October 2, 2021, respectively. As of October 1, 2022, annual amortization expense is estimated to be $255 million in 2022, $156 million in 2023, $122 million in 2024, $109 million in 2025, $101 million in 2026, and $92 million in 2027.

Amortized intangible assets were comprised of the following by segment:

	October 1, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$898	$241	$766	$184
Software and Services	1,482	962	1,513	990
	$2,380	$1,203	$2,279	$1,174
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2022 to October 1, 2022:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2022	$1,236	$1,329	$2,565
Goodwill acquired	215	143	358
Purchase accounting adjustments	4	(26)	(22)
Foreign currency	(1)	(49)	(50)
Balance as of October 1, 2022	$1,454	$1,397	$2,851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and nine months ended October 1, 2022 and October 2, 2021, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended October 1, 2022 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A "Risk Factors" of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the Russia-Ukraine conflict on our business, including the potential for broader economic disruption; (b) the continuing and future impact of COVID-19 on our business; (c) availability and costs of materials, components and labor (including inventory levels), and the impact of such availability and costs on our business (including our actions in response to such availability and costs); (d) the impact of inflation on our business, including the impact of the Federal Reserve's interest rate increases and the impact of our actions in response to such inflation; (e) the impact of the American Rescue Plan Act of 2021 on our business; (f) the impact of global economic and political conditions on our business; (g) the impact of the United Kingdom's Competition and Markets Authority's provisional decision regarding Airwave (including our actions in response to such provisional decision) on our business; (h) the impact of our negotiations with the Home Office of the United Kingdom regarding an early exit by us from the Emergency Services Network contract on our business; (i) the impact of the Inflation Reduction Act of 2022 on our business; (j) the impact of acquisitions on our business; (k) market growth/contraction, demand, spending and resulting opportunities; (l) our continued ability to reduce our operating expenses; (m) the growth of technologies and sales opportunities in our Products and Systems Integration and Software and Services segments; (n) the success of our business strategy and portfolio; (o) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs; (p) our ability and cost to repatriate funds; (q) the liquidity of our investments and our ability to satisfy our liquidity requirements; (r) our ability to borrow and the amount available under our credit facilities; (s) the adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements associated with our operations; (t) future cash flows generated from operations, and future uses of such cash; (u) ability to invest in existing products and technologies; and (v) the return of capital to shareholders through dividends and/or repurchasing shares; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; (4) “Legal Proceedings,” about the outcome and effect of pending legal matters; and (5) "Risk Factors," about potential impacts of the risks we face, such as those associated with (y) the expansion of our technologies within the Products and Systems Integration and Software and Services segments (including, but not limited to, the impact of the United Kingdom's Competition and Markets Authority's provisional decision regarding Airwave), and (z) our large, multi-year system and services contracts (including, but not limited to, with respect to the ESN and Airwave contracts). We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

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

Third Quarter Financial Results
•Net sales were $2.4 billion in the third quarter of 2022 compared to $2.1 billion in the third quarter of 2021.
•Operating earnings were $373 million in the third quarter of 2022 compared to $451 million in the third quarter of 2021.
•Net earnings attributable to Motorola Solutions, Inc. were $279 million, or $1.63 per diluted common share, in the third quarter of 2022, compared to $307 million, or $1.76 per diluted common share, in the third quarter of 2021.
•Operating cash flow decreased $584 million to $550 million in the first nine months of 2022 compared to $1.1 billion in the first nine months of 2021.
•We repurchased $749 million of common stock and paid $398 million in dividends in the first nine months of 2022.
Macroeconomic Events
During the third quarter of 2022, we continued to operate under challenging market conditions, influenced by events such as those discussed below.
Russia-Ukraine Conflict
During the first quarter of 2022, in response to Russia's invasion of Ukraine, we suspended all sales, provision of services and shipments of our products to Russia and Belarus. Russia, Ukraine and Belarus do not constitute a material portion of our business. For the year ended December 31, 2021, our net sales in Russia and Belarus were less than $25 million. While we do not anticipate that the current posture of the Russia-Ukraine conflict will materially and adversely affect our results of operations, the conflict is still ongoing and future impacts, including those relating to an escalation of the conflict’s current scope or expansion of the conflict’s economic disruption, could materially and adversely affect our results of operations. During the first nine months of 2022, we indirectly experienced impacts from the Russia-Ukraine conflict (as further described below). The conflict has and may continue to have a significant impact on the global macroeconomic and geopolitical environments, including increased volatility in capital and commodity markets, rapid changes to regulatory conditions (including the use of sanctions), supply chain and operational challenges for multinational corporations, inflationary pressures and an increased risk of cybersecurity incidents. For a more complete discussion of the risks we encounter in our business, please refer to Part I, Item 1A, "Risk Factors" in the Form 10-K and Part II, Item 1A, "Risk Factors" in this Form 10-Q.
COVID-19, Supply Chain Disruptions & Inflationary Cost Environment
Our supply chain has been impacted by global issues related to the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment throughout the first nine months of 2022, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This has resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. Since the latter part of the fourth quarter of 2021, cost increases have been driven by elevated lead times and increased material costs, in particular the need to purchase semiconductor components from alternative sources, including brokers. We anticipate increased costs to procure materials within the semiconductor market to continue throughout 2022. Further, we anticipate the broader impact of inflationary pressures and increased material and supply chain costs and disruptions to continue throughout 2022. We are closely monitoring our supply chain, including impacts from manufacturing lockdowns related to the spread of COVID-19 in China which continue to disrupt the semiconductor supply market. Accordingly, in the first nine months of 2022 we focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages. We are actively managing our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we expect to maintain elevated levels of inventory until supply constraints have been remediated.
In order to combat rising inflation in the U.S., the Federal Reserve has raised interest rates multiple times since the beginning of 2022. The increase in U.S. dollar interest rates and overall market conditions have led to significant strengthening of the U.S. dollar against other global currencies in 2022. The strong U.S. dollar reduced the impact of cash generated from our foreign operations during the first nine months of 2022, driven by revenues and costs that are denominated in foreign currencies, which has negatively impacted, and which we expect to continue to impact, our operating cash flows and net earnings throughout 2022.
Although the macroeconomic environment continued to introduce challenges in the first nine months of 2022, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impact to operating margin will be limited throughout 2022. While we are encouraged by strong backlog and growth in our Products and Systems Integration segment in the first nine months of 2022, which we expect to continue to grow for the remainder of 2022, supply constraints continue to impact our business and we expect demand for our products will continue to out-pace our ability to obtain semiconductor component supply throughout 2022. Where appropriate, we have taken pricing actions around our product and service offerings to mitigate our exposure to inflationary pressures on our businesses and benefited from these adjustments during the third quarter of 2022. We expect to further benefit from such adjustments during the fourth quarter of 2022. Further, demand continues to be supported with ongoing sources of government funding. In March 2021, the President of the United States signed into law the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus, specifically additional funding to state and local governments, education and healthcare, as well as other funding relief provisions, in order to address the impact of the COVID-19 pandemic. We experienced the positive impact of the ARPA funding on our business and results of operations during the first nine months of 2022 and anticipate that the ARPA will continue to have a positive impact throughout the remainder of 2022.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of October 1, 2022. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, as a result of the challenging market conditions described above, we evaluated whether there were any impairment indicators as of October 1, 2022, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the third quarter of 2022, we concluded our assets were fairly stated and recoverable.
Recent Events
CMA Update
In October 2021, the United Kingdom’s Competition and Markets Authority (the "CMA") announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public emergency service agencies in Great Britain. In October 2022, the CMA published a provisional decision with its findings regarding competition and proposed remedies. We disagree with the CMA’s provisional decision and will continue to work with the CMA to demonstrate the value of the Airwave network and protect Airwave’s contractual position.
ESN Matters
During the third quarter of 2022, we began negotiations with the Home Office of the United Kingdom (the "Home Office") regarding an early exit by us from the Emergency Services Network ("ESN") communications systems contract, inclusive of twelve months of transition services. As a result of the negotiations, we determined that the future service potential of the asset is limited, based on our intention to terminate the contract in advance of the contracted service term. During the three months ended October 1, 2022, we recorded a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN service contract with the Home Office based on our current expectation that, more likely than not, the ESN long-lived asset group will be disposed of significantly before the end of its previously estimated useful life. The recognized impairment loss represents the amount by which the carrying amount of the asset group exceeded the fair value as of October 1, 2022, under a measurement of discounted cash flows. The impairment loss was recorded in the Software and Services segment within cost of sales in the Condensed Consolidated Statements of Operations.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law in the United States. Included in the IRA is a provision to implement a 15% corporate alternative minimum tax on corporations based on "adjusted financial statement income," which would be effective for tax years beginning after December 31, 2022. We are continuing to evaluate the provisions of the IRA, but we do not believe the IRA will have a material impact on our financial results, including the effective tax rate.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards of $7 million	March 3, 2022
Command Center Software	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 1, 2022	% of Sales*	October 2, 2021	% of Sales*	October 1, 2022	% of Sales*	October 2, 2021	% of Sales*
Net sales from products	$1,439		$1,221		$3,697		$3,250
Net sales from services	934		886		2,708		2,601
Net sales	2,373		2,107		6,405		5,851
Costs of products sales	659	45.8%	559	45.8%	1,844	49.9%	1,516	46.6%
Costs of services sales	683	73.1%	503	56.8%	1,683	62.1%	1,478	56.8%
Costs of sales	1,342		1,062		3,527		2,994
Gross margin	1,031	43.4%	1,045	49.6%	2,878	44.9%	2,857	48.8%
Selling, general and administrative expenses	378	15.9%	351	16.7%	1,069	16.7%	985	16.8%
Research and development expenditures	197	8.3%	183	8.7%	577	9.0%	545	9.3%
Other charges	83	3.5%	60	2.8%	262	4.1%	209	3.6%
Operating earnings	373	15.7%	451	21.4%	970	15.1%	1,118	19.1%
Other income (expense):
Interest expense, net	(60)	(2.5)%	(56)	(2.7)%	(171)	(2.7)%	(154)	(2.6)%
Gains on sales of investments and businesses, net	1	—%	—	—%	3	—%	—	—%
Other, net	19	0.8%	10	0.5%	50	0.8%	70	1.2%
Total other expense	(40)	(1.7)%	(46)	(2.2)%	(118)	(1.8)%	(84)	(1.4)%
Net earnings before income taxes	333	14.0%	405	19.2%	852	13.3%	1,034	17.7%
Income tax expense	53	2.2%	97	4.6%	75	1.2%	186	3.2%
Net earnings	280	11.8%	308	14.6%	777	12.1%	848	14.5%
Less: Earnings attributable to non-controlling interests	1	—%	1	—%	3	—%	4	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$279	11.8%	$307	14.6%	$774	12.1%	$844	14.4%
Earnings per diluted common share	$1.63		$1.76		$4.50		$4.87
* Percentages may not add due to rounding

Results of Operations—Three months ended October 1, 2022 compared to three months ended October 2, 2021
The results of operations for the third quarter of 2022 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	October 1, 2022			October 2, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$1,166	$521	$1,687	$992	$457	$1,449
International	363	323	686	333	325	658
	$1,529	$844	$2,373	$1,325	$782	$2,107
Net sales by major products and services
LMR Communications	$1,243	$569	$1,812	$1,111	$547	$1,658
Video Security and Access Control	286	133	419	214	102	316
Command Center Software	—	142	142	—	133	133
Total	$1,529	$844	$2,373	$1,325	$782	$2,107

Operating earnings	$303	$70	$373	$224	$227	$451
Operating margins	19.8%	8.3%	15.7%	16.9%	29.1%	21.4%
Net Sales
The Products and Systems Integration segment’s net sales represented 64% of our net sales in the third quarter of 2022 and 63% in the third quarter of 2021. The Software and Services segment’s net sales represented 36% of our net sales in the third quarter of 2022 and 37% in the third quarter of 2021.
Net sales increased $266 million, or 13%, in the third quarter of 2022 compared to the third quarter of 2021. The $204 million, or 15%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 18% in the North America region and an increase of 9% in the International region. The $62 million, or 8%, increase in net sales within the Software and Services segment was driven by an increase of 14% in the North America region and consistent net sales in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $13 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in the Software and Services segment, inclusive of $19 million of revenue from acquisitions, driven by an increase in Video, LMR Services and Command Center Software;
•inclusive of $66 million from unfavorable currency rates.
Regional results include:
•a 16% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center Software; and
•a 4% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in Video, LMR and Command Center Software.

Products and Systems Integration
The 15% increase in the Products and Systems Integration segment was driven by the following:
•$132 million, or 12% growth in LMR, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•$72 million, or 34% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions;
•inclusive of $28 million from unfavorable currency rates.
Software and Services
The 8% increase in the Software and Services segment was driven by the following:
•$31 million, or 30% growth in Video, inclusive of revenue from acquisitions, driven primarily by the North America region;
•$22 million, or 4% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America region and partially offset by the International region; and
•$9 million, or 7% growth in Command Center Software, inclusive of revenue from acquisitions, driven by the North America and International regions;
•inclusive of $38 million from unfavorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021	% Change
Gross margin	$1,031	$1,045	(1)%
Gross margin was 43.4% of net sales in the third quarter of 2022 compared to 49.6% in the third quarter of 2021. The primary drivers of this decrease in gross margin as a percentage of net sales were:
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN service contract with the Home Office and higher reorganization costs; partially offset by
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by pricing actions and volume leverage, partially offset by increased direct material costs.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021	% Change
Selling, general and administrative expenses	$378	$351	8%
SG&A expenses increased 8% in the third quarter of 2022 compared to the third quarter of 2021. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses and higher Hytera-related legal expenses. SG&A expenses were 15.9% of net sales in the third quarter of 2022 compared to 16.7% of net sales in the third quarter of 2021.
Research and Development Expenditures

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021	% Change
Research and development expenditures	$197	$183	8%
R&D expenditures increased 8% in the third quarter of 2022 compared to the third quarter of 2021 primarily due to an investment in R&D and higher expenses associated with acquired businesses. R&D expenditures decreased to 8.3% of net sales in the third quarter of 2022 compared to 8.7% of net sales in the third quarter of 2021.

Other Charges

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Other charges	$83	$60
Other charges increased by $23 million in the third quarter of 2022 compared to the third quarter of 2021. The change was driven primarily by the following:
•$12 million of legal settlement charges in the third quarter of 2022 that did not occur in the third quarter of 2021;
•$63 million of intangible asset amortization expense in the third quarter of 2022 compared to $56 million of intangible asset amortization expense in the third quarter of 2021;
•$4 million of operating lease asset impairments in the third quarter of 2022 that did not occur in the third quarter of 2021; and
•$1 million of fixed asset impairments in the third quarter of 2022 that did not occur in the third quarter of 2021.
Operating Earnings

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating earnings from Products and Systems Integration	$303	$224
Operating earnings from Software and Services	70	227
Operating earnings	$373	$451
Operating earnings decreased $78 million, or 17%, in the third quarter of 2022 compared to the third quarter of 2021. The decrease in Operating earnings was due to:
•$157 million decrease in the Software and Services segment, primarily driven by a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN service contract with the Home Office, higher reorganization costs and higher legal settlement costs; partially offset by
•$79 million increase in the Products and Systems Integration segment, driven by higher gross margin contribution and partially offset by higher expenses associated with acquired businesses, higher share-based compensation and higher Hytera-related legal expenses.
Interest Expense, net

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Interest expense, net	$(60)	$(56)
The $4 million increase in Interest expense, net in the third quarter of 2022 compared to the third quarter of 2021 was primarily driven by higher outstanding debt.
Other, net

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Other, net	$19	$10
The $9 million increase in Other, net in the third quarter of 2022 compared to the third quarter of 2021 was primarily driven by:
•$45 million of foreign currency gains in the third quarter of 2022 compared to $5 million of foreign currency gains in the third quarter of 2021;
•$5 million loss on fair value adjustments to equity investments in the third quarter of 2022 compared to a $18 million loss on fair value adjustments to equity investments in the third quarter of 2021; and
•$5 million gain in other income in the third quarter of 2022 compared to a $1 million gain in other income in the third quarter of 2021; partially offset by
•$54 million loss on derivatives in the third quarter of 2022 compared to a $10 million loss on derivatives in the third quarter of 2021;

•$28 million of net periodic pension and postretirement benefit in the third quarter of 2022 compared to $31 million of net periodic pension and postretirement benefit in the third quarter of 2021; and
•$1 million gain on equity method investments in the third quarter of 2021 that did not occur in the third quarter of 2022.
Effective Tax Rate

	Three Months Ended
(In millions)	October 1, 2022	October 2, 2021
Income tax expense	$53	$97
Income tax expense decreased by $44 million in the third quarter of 2022 compared to the third quarter of 2021, resulting in an effective tax rate of 16%. Our effective tax rate for the three months ended October 1, 2022 of 16% was lower than the effective tax rate for the three months ended October 2, 2021 of 24%, primarily due to higher excess tax benefits of share-based compensation in 2022.

Results of Operations—Nine months ended October 1, 2022 compared to Nine months ended October 2, 2021

	Nine Months Ended
	October 1, 2022			October 2, 2021
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$2,961	$1,514	$4,475	$2,603	$1,343	$3,946
International	957	973	1,930	935	970	1,905
	$3,918	$2,487	$6,405	$3,538	$2,313	$5,851
Net sales by major products and services
LMR Communications	$3,190	$1,684	$4,874	$2,948	$1,642	$4,590
Video Security and Access Control	728	368	1,096	590	284	874
Command Center Software	—	435	435	—	387	387
Total	$3,918	$2,487	$6,405	$3,538	$2,313	$5,851

Operating earnings	460	510	970	440	678	1,118
Operating margins	11.7%	20.5%	15.1%	12.4%	29.3%	19.1%
Net Sales
The Products and Systems Integration segment's net sales represented 61% of our net sales in the first nine months of 2022 and 60% in the first nine months of 2021. Net sales from the Software and Services segment represented 39% of our net sales in the first nine months of 2022 and 40% in the first nine months of 2021.
Net sales increased $554 million, or 9%, in the first nine months of 2022 compared to the first nine months of 2021. The $380 million, or 11%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 14% in the North America region and an increase of 2% in the International region. The $174 million, or 8%, increase in net sales within the Software and Services segment was driven by an increase of 13% in the North America region and consistent net sales in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $33 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in Software and Services, inclusive of $49 million of revenue from acquisitions, driven by an increase in Video, Command Center Software and LMR services;
•inclusive of $128 million from unfavorable currency rates.
Regional results include:
•a 13% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center Software; and

•a 1% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in Video and Command Center Software.
Products and Systems Integration
The 11% increase in the Products and Systems Integration segment was driven by the following:
•$242 million, or 8% growth in LMR, inclusive of revenue from acquisitions, primarily driven by the North America region; and
•$138 million, or 23% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $54 million from unfavorable currency rates.
Software and Services
The 8% increase in the Software and Services segment was driven by the following:
•$84 million, or 30% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$48 million, or 12% growth in Command Center Software, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$42 million, or 3% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America region;
•inclusive of $74 million from unfavorable currency rates.
Gross Margin

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	% Change
Gross margin	$2,878	$2,857	1%
Gross margin was 44.9% of net sales in the first nine months of 2022 compared to 48.8% in the first nine months of 2021. The primary drivers of this decrease in gross margin as a percentage of net sales were:
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN service contract with the Home Office and a change in year-over-year mix; and
•lower gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by an increase in material and freight costs and partially offset by price increases and volume leverage.
Selling, General and Administrative Expenses

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	% Change
Selling, general and administrative expenses	$1,069	$985	9%
SG&A expenses increased 9% in the first nine months of 2022 compared to the first nine months of 2021. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses, higher travel expenses and higher share-based compensation. SG&A expenses were 16.7% of net sales in the first nine months of 2022 compared to 16.8% of net sales in the first nine months of 2021.
Research and Development Expenditures

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021	% Change
Research and development expenditures	$577	$545	6%
R&D expenditures increased 6% in the first nine months of 2022 compared to the first nine months of 2021 primarily due to higher expenses associated with acquired businesses, an investment in R&D and higher share-based compensation. R&D expenditures decreased to 9.0% of net sales in the first nine months of 2022 compared to 9.3% of net sales in the first nine months of 2021.

Other Charges

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Other charges	$262	$209
Other charges increased by $53 million in the first nine months of 2022 compared to the first nine months of 2021. The change was driven primarily by the following:
•$194 million of intangible asset amortization expense in the first nine months of 2022 compared to $172 million of intangible asset amortization expense in the first nine months of 2021;
•$23 million of losses on legal settlements in the first nine months of 2022 compared to $3 million of losses on legal settlements in the first nine months of 2021;
•$12 million of fixed asset impairments in the first nine months of 2022 that did not occur in the first nine months of 2021;
•$16 million of acquisition-related transaction fees in the first nine months of 2022 compared to $6 million of acquisition-related transaction fees in the first nine months of 2021; and
•$16 million of operating lease asset impairments in the first nine months of 2022 compared to $7 million of operating lease asset impairments in the first nine months of 2021; partially offset by
•$13 million gain on recoveries from the legal settlement under the Hytera bankruptcy proceedings in the first nine months of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), that did not occur in the first nine months of 2021; and
•$14 million of net reorganization business charges in the first nine months of 2022 compared to $22 million of net reorganization business charges in the first nine months of 2021 (see further detail in the “Reorganization of Business” section in this Part I, Item 2 of this Form 10-Q).
Operating Earnings

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Operating earnings from Products and Systems Integration	$460	$440
Operating earnings from Software and Services	510	678
Operating earnings	$970	$1,118
Operating earnings decreased $148 million, or 13%, in the first nine months of 2022 compared to the first nine months of 2021. The decrease in Operating earnings was due to:
•$168 million decrease in the Software and Services segment, primarily driven by a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN service contract with the Home Office, higher expenses associated with acquired businesses, higher expenses related to legal settlements and a change in year-over-year mix; partially offset by
•$20 million increase in the Products and Systems Integration segment, primarily driven by pricing actions, and partially offset by higher expenses related to material and freight costs, higher expenses associated with acquired businesses, higher share-based compensation and higher travel expenses.
Interest Expense, net

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Interest expense, net	$(171)	$(154)
The $17 million increase in net interest expense in the first nine months of 2022 compared to the first nine months of 2021 was a result of the reversal of a non-cash interest accrual related to an international tax audit recorded in the first nine months of 2021 and higher outstanding debt.

Other, net

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Other, net	$50	$70
The $20 million decrease in Other, net in the first nine months of 2022 compared to the first nine months of 2021 was primarily driven by:
•$111 million of losses on derivative instruments in the first nine months of 2022 compared to $19 million of losses on derivative instruments in the first nine months of 2021;
•$35 million loss on fair value adjustments to equity investments in the first nine months of 2022 compared to a $5 million loss on fair value adjustments to equity investments in the first nine months of 2021;
•$2 million loss in other income in the first nine months of 2022 compared to a $3 million gain in other income in the first nine months of 2021; and
•$1 million of investment impairments in the first nine months of 2022 that did not occur in the first nine months of 2021; partially offset by
•$95 million of foreign currency gains in the first nine months of 2022 compared to $13 million of foreign currency gains in the first nine months of 2021;
• $19 million gain on equity method investments in the first nine months of 2022, primarily driven by a $21 million gain on the TETRA Ireland equity method investment, compared to a $5 million gain on equity method investments in the third quarter of 2021 (see further detail in "Other Charges" in Note 4, "Other Financial Data" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q); and
•$6 million loss on the extinguishment of long-term debt in the first nine months of 2022 compared to a $18 million loss on the extinguishment of long-term debt in the first nine months of 2021.
Effective Tax Rate

	Nine Months Ended
(In millions)	October 1, 2022	October 2, 2021
Income tax expense	$75	$186
Income tax expense decreased by $111 million in the first nine months of 2022 compared to the first nine months of 2021, resulting in an effective tax rate of 9%. Our effective tax rate of 9% for the nine months ended October 1, 2022 was lower than the effective tax rate for the nine months ended October 2, 2021 of 18%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain intellectual property rights and higher excess tax benefits of share-based compensation in 2022, offset by a tax benefit due to a partial release of a valuation allowance in 2021 (see Note 7, "Income Taxes" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information).

Reorganization of Business
During the third quarter of 2022, we recorded net reorganization of business charges of $14 million, including $2 million of charges recorded within Other charges and $12 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $7 million related to employee separation costs and $10 million related to exit costs, partially offset by $3 million of reversals for accruals no longer needed.
During the first nine months of 2022, we recorded net reorganization of business charges of $31 million, including $14 million of charges recorded within Other charges and $17 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $31 million were charges of $30 million related to employee separation costs and $10 million related to exit costs, partially offset by $9 million of reversals for accruals no longer needed.
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

The following table displays the net charges incurred by segment:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Products and Systems Integration	$3	$3	$17	$23
Software and Services	11	1	14	6
	$14	$4	$31	$29
Cash payments for employee severance in connection with the reorganization of business plans were $27 million in the first nine months of 2022 and $70 million in the first nine months of 2021. The reorganization of business accrual at October 1, 2022 was $28 million related to employee separation costs that are expected to be paid within one year.

Liquidity and Capital Resources

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows provided by (used for):
Operating activities	$550	$1,134
Investing activities	(735)	(525)
Financing activities	(704)	(179)
Effect of exchange rates on cash and cash equivalents	(163)	(31)
Increase (decrease) in cash and cash equivalents	$(1,052)	$399
Cash and Cash Equivalents
At October 1, 2022, $469 million of the $822 million cash and cash equivalents balance was held in the U.S. and $353 million was held in other countries, with $62 million held in the United Kingdom.
Operating Activities
The decrease in cash flows provided by operating activities from the first nine months of 2021 to the first nine months of 2022 was driven primarily by higher working capital due to an increase in inventory, higher employee incentive payments and higher cash taxes.
Investing Activities
The increase in cash flows used for investing activities in the first nine months of 2022 compared to the first nine months of 2021 was primarily due to a $230 million increase in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first nine months of 2022 compared to the first nine months of 2021 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$352 million increase in share repurchases in the first nine months of 2022 compared to the first nine months of 2021;
•$249 million decrease in net proceeds from issuance of debt in the first nine months of 2022 compared to the first nine months of 2021; and
•$36 million increase in the payment of dividends in the first nine months of 2022 compared to the first nine months of 2021; partially offset by
•$68 million decrease in repayments of debt in the first nine months of 2022 compared to the first nine months of 2021;
•$38 million increase in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first nine months of 2022 compared to the first nine months of 2021; and
•$7 million related to the payment of revolving credit facility renewal fees in the first nine months of 2021 that did not occur in the first nine months of 2022.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Contract-specific discounting facility	$—	$66	$49	$173
Accounts receivable sales proceeds	—	15	$62	$23
Long-term receivables sales proceeds	42	56	64	140
Total proceeds from receivable sales	$42	$137	$175	$336
During the nine months ended October 1, 2022, we completed the final draw against a cost-efficient receivables discounting facility, implemented in 2020 to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe. The proceeds of our receivable sales are included in Operating activities within our Condensed Consolidated Statements of Cash Flows.
Debt
We had outstanding debt of $6.0 billion and $5.7 billion at October 1, 2022 and December 31, 2021, including the current portions of $1 million and $5 million, at October 1, 2022 and December 31, 2021, respectively.
On May 31, 2022, we issued $600 million of 5.6% senior notes due 2032. We recognized net proceeds of $595 million after debt issuance costs and discounts. A portion of these proceeds was then used to repurchase $275 million in principal amount of our 4.0% senior notes due 2024 pursuant to a cash tender offer, for a purchase price of $279 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, we recognized a loss of $6 million related to the tender offer in Other, net within Other income (expense) in the Condensed Consolidated Statements of Operations.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the London Interbank Offered Rate ("LIBOR"), at our option. The 2021 Motorola Solutions Credit Agreement includes provisions allowing us to replace LIBOR with a replacement benchmark rate in the future under certain conditions defined in the agreement. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of October 1, 2022.
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
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of October 1, 2022 we had no outstanding debt under the commercial paper program.
Share Repurchase Program
During the three and nine months ended October 1, 2022, we paid an aggregate of $94 million and $749 million, respectively, including transaction costs, to repurchase approximately 0.4 million and 3.3 million shares at an average price of $236.46 and $224.35 per share. As of October 1, 2022, we had used approximately $14.6 billion of the share repurchase authority to repurchase shares, leaving $1.4 billion of authority available for future repurchases.
Dividends
During the third quarter of 2022 we paid $132 million in cash dividends to holders of our common stock. During the first nine months of 2022 we paid $398 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $132 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $127 million at October 1, 2022, compared to $56 million at December 31, 2021.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" and “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the nine months ended October 1, 2022. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.

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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Additionally, our expanding portfolio of products may be subject to additional compliance obligations and liabilities for our business. For example, in October 2021, the United Kingdom’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public emergency service agencies in Great Britain. In October 2022, the CMA published a provisional decision with its findings regarding competition and proposed remedies. We disagree with the CMA's provisional decision and will continue to work with the CMA to demonstrate the value of the Airwave network and protect Airwave's contractual position; however, the ultimate resolution of the CMA market investigation could result in additional compliance obligations for our Airwave business such as prospective price controls, enhanced information transparency or structural remedies.
We are exposed to risks under large, multi-year system and services contracts that may negatively impact our business.
We enter into large, multi-year system and services contracts with municipal, state, and nationwide government and commercial customers. In some cases, we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. Our entry into these contracts exposes us to risks, including among others: (i) technological risks, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including the estimates inherent in projecting costs associated with large, long-term contracts, the impact of currency fluctuations, inflation, and the related impact on operating results, (iv) cybersecurity risk, especially in managed services contracts with public safety and commercial customers that process data, and (v) political risk, especially related to the contracts with government customers, including our Airwave and Emergency Services Network (“ESN”) government contracts in the United Kingdom. For example, with respect to financial risks of such contracts, in the third quarter of 2022, we realized a fixed asset impairment loss of $147 million related to our ESN service contract with the Home Office of the United Kingdom. In addition, multi-year awards from governmental customers may often only receive partial funding initially and may typically be cancellable on short notice with limited penalties. Recovery of front-loaded capital expenditures in long-term managed services contracts is dependent on the continued viability of such customers. The termination of funding for a government program or insolvency of commercial customer could result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 1, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
06/30/2022 to 07/27/2022	41,194	$210.77	41,194	$8,682,555
07/28/2022 to 08/24/2022	36,078	$249.45	36,078	$8,999,530
08/25/2022 to 09/28/2022	318,335	$238.32	318,335	$75,865,078
Total	395,607	$236.46	395,607
(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of October 1, 2022, the Company had used approximately $14.6 billion, including transaction costs, to repurchase shares, leaving $1.4 billion of authority available for future repurchases.

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
November 3, 2022