Form 10-K
period 2022-12-31
Motorola Solutions, Inc.
filed 2023-02-16
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2022 (the last business day of the registrant’s most recently completed second quarter) was approximately $31.0 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 6, 2023 was 167,250,071.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Shareholders to be held on May 16, 2023 (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K (this "Form 10-K").

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
Forward-Looking Statements
Statements in this Form 10-K which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Some of these risks and uncertainties include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” of this Form 10-K and those described elsewhere in this Form 10-K or in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for, growth related to, and benefits of, new products, (c) growth of sales with existing customers, (d) customer spending and behavior and requests for vendor financing, (e) the impact of our strategy and focus areas, (f) the impact from the loss of key customers, (g) competitive position and our ability to maintain a leadership position in our core products, (h) increased competition, (i) our practice of subcontracting work to other companies to fulfill customer needs, (j) the impact of recent acquisitions on our business, (k) the impact of existing and future regulatory matters (including with respect to climate change) on our business, (l) the firmness of each segment's backlog, (m) the competitiveness of the patent portfolio, (n) the impact of research and development, (o) the availability and costs of materials and components, energy supplies and labor and the impact of such availability and costs, (p) the seasonality of the business, and (q) our human capital management strategy and philosophy; (2) "Risk Factors," about potential impacts of the risks we face; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the Russia-Ukraine conflict on our business and the potential for broader economic disruption, (b) the continuing and future impact of COVID-19 on our business, (c) the availability and costs of materials and components (including inventory levels) and the impact of such availability and costs (including our actions in response to such availability and costs), (d) the impact of inflation on our business, including the impact of the Federal Reserve’s interest rate increases and the impact of our actions in response to such inflation, (e) the impact of the American Rescue Plan Act of 2021 on our business, (f) the impact of global economic and political conditions on our business, (g) the impact of the United Kingdom’s Competition and Markets Authority’s provisional decision regarding Airwave (including our actions in response to such provisional decision) on our business, (h) the impact on our business of our entry into a signed agreement with the Home Office of the United Kingdom for us to exit the Emergency Services Network contract early, (i) the impact of taxes on our business, (j) the impact of acquisitions on our business, (k) the impact of existing and future laws, regulations, international treaties and industry standards relating to climate change on our business, (l) market growth/contraction, demand, spending and resulting opportunities, (m) industry growth and demand, including opportunities resulting from such growth, (n) future product development and demand for, growth related to, and benefits of, new products, (o) the impact of foreign exchange rate fluctuations, (p) our continued ability to reduce our operating expenses, (q) expected impacts to operating leverage and operating margins, (r) the growth of sales opportunities in our LMR Communications, Video Security and Access Control and Command Center technologies, (s) the return of capital to shareholders through dividends and/or repurchasing shares, (t) the impact and success of our business strategy and portfolio, (u) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs, (v) our ability and cost to repatriate funds, (w) future cash contributions to pension plans or retiree health benefit plans, (x) the liquidity of our investments, (y) our ability and cost to access the capital markets, (z) our ability to borrow and the amount available under our credit facilities, (aa) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (bb) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term, (cc) the ability to meet minimum purchase obligations, (dd) the impact of contractual damage claims exceeding the underlying contract value, (ee) our ability to sell accounts receivable and the terms and amounts of such sales, (ff) the outcome and effect of ongoing and future legal proceedings, and (gg) the impact of the adoption of accounting pronouncements on our financial results; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk, (b) the impact of interest rate risk, and (c) future hedging activity and expectations of the Company.
PART I
Item 1: Business
Overview
Motorola Solutions is a global leader in public safety and enterprise security. Our technologies in Land Mobile Radio Communications ("LMR" or "LMR Communications"), Video Security and Access Control ("Video") and Command Center,

bolstered by managed and support services, help make communities safer and businesses stay productive and secure. We serve more than 100,000 public safety and commercial customers in over 100 countries, providing “purpose-built” solutions designed for their unique needs, and we have a rich heritage of innovation focusing on advancing global safety for more than 90 years.
We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 500 W. Monroe St., Chicago, Illinois 60661.
Business Organization
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we have principal product lines that also follow our three major technologies: LMR Communications, Video and Command Center. In January 2023, we began using Command Center as a naming convention, eliminating the "Software" descriptor from Command Center Software in order to inform investors that the Company has software components more broadly across all technologies; this name change does not require any financial information to be reclassified from previous periods.
•LMR Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
•Video: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence ("AI")-enabled analytics that enable visibility “on scene” and bring attention to what’s important.
•Command Center: Software suite that enables collaboration and shares information throughout the public safety workflow from "911 call to case closure."
The Company has invested across these three technologies, evolving the Company’s LMR focus to purposefully integrate software, video security and access control solutions for public safety and enterprise customers globally.
Our strategy is to generate value through the integration of critical communications, video security, access control and data and analytics. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers when we unite these technologies as one connected system. Our goal is to help remove silos between systems, unify data, streamline workflows and simplify operations for our customers. Across all three technologies, we offer cloud-based solutions, cybersecurity services, software and subscription services as well as managed and support services.
The schools we serve provide an example of our integrated technology ecosystem in action, which can be tailored to a school's unique needs and can span the end-to-end workflow for daily school operations as well as for emergencies. Video security and analytics such as license plate recognition can alert security and help identify potentially suspicious activities, influencing building access. AI-powered video analytics can search video footage and help locate individuals based on physical descriptions. Software can help share real-time alerts and live video feeds with school officials and public safety agencies for incident response. Voice and data communications can notify school employees of security breaches, while mass notification and incident management platforms can help to coordinate an emergency response across school safety personnel, local law enforcement and administrators. Together, these technologies can help schools to detect, analyze, communicate and manage safety and security threats.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2022, the segment’s net sales were $5.7 billion, representing 63% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, public safety Long Term Evolution (“LTE”) and enterprise-grade private LTE. Our technology enables voice and multimedia collaborations across two-way radio, WiFi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio (“TETRA”) and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including infrastructure and devices operating in both low-band and mid-band frequencies, including Citizens’ Broadband Radio Service (CBRS) frequencies. Primary sources of revenue for this technology come from selling devices and building telecommunications networks, including infrastructure, installation and integration with our customers’ technology environments.
We believe that public safety agencies and enterprises continue to trust LMR communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to withstand the most challenging conditions.
By adding broadband data capabilities to our two-way radios, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to share detailed information and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable government, public safety and enterprise customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
The LMR technology within the Products and Systems Integration segment represented 82% of the net sales of the total segment in 2022.
Video
Our Video technology includes video management infrastructure, AI video powered security cameras including fixed and certain mobile video equipment as well as on-premise and cloud-based access control solutions. Since 2018, we have developed our video security and access control business through investments in research and development and acquisitions, directly contributing to our growth strategy to serve as a leader in end-to-end video security solutions and supporting the expansion of our portfolio.
We deploy video security and access control solutions to thousands of government and commercial customers around the world including school campuses, transportation systems, healthcare centers, public venues, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to verify critical events or incidents in real-time and to provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers in particular are increasingly turning to video security technologies, including fixed and mobile cameras, to increase visibility, accountability and safety for citizens, communities and first responders alike. Additionally, our view is that government, public safety agencies and businesses are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
The Video technology within the Products and Systems Integration segment represented 18% of the net sales of the total segment in 2022.
Software and Services Segment
In 2022, the segment’s net sales were $3.4 billion, representing 37% of our consolidated net sales.
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
Given the mission-critical nature of our customers’ operational environments, we aim to design the LMR networks they rely on for availability, security and resiliency. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases become available, we work with our customers to upgrade software, hardware, or both, with respect to site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, and more, on-site or remotely.
The LMR technology within the Software and Services segment represented 67% of the net sales of the total segment in 2022.
Video
Video software includes video management software, decision management and digital evidence management software, certain mobile video equipment, and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, providing end-to-end video security to strive to keep people, property and assets safe.
Our video network management software is embedded with AI-enabled analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that analytics are critical to deliver meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to detect an important event that occurred in the past. For example, AI-enabled analytics can highlight unusual behavior such as a person at a facility out of hours, locate a missing child at a theme park with Appearance Search, flag a vehicle of interest at a school through license plate recognition, or send an alert through access control if doors are propped open at a hospital.
Our cloud technologies can offer organizations the ability to access, search and manage their video security and access control system from a centralized dashboard, accessible on devices such as smartphones and laptops. Additionally, our Avigilon fixed video systems can be cloud-administered by connecting to Avigilon Cloud Services (ACS), providing our customers with the ability to securely access video across their sites from a remote or central monitoring location.

Our Video services include our "video-as-a-service" subscription-based offerings for law enforcement, simplifying procurement by bundling hardware and software into a single subscription. For example, body-worn cameras and in-car video systems can be paired with either on-premises or cloud-based digital evidence management software and complementary command center products. Our cloud solutions are also sold as-a-service, available as single-year to multi-year hosted services, supporting our customers with upgrades and software enhancements to help ensure system performance and technological advancement.
The Video technology within the Software and Services segment represented 15% of the net sales of the total segment in 2022.
Command Center
Our Command Center portfolio consists of native cloud and on-premises software solutions that support the complex process of the public safety workflow from "911 call to case closure." From the moment a person contacts 911, an array of individuals engage to gather information to coordinate a response and manage the post-incident resolution. These individuals include dispatchers who route calls to police, fire and emergency medical services, first responders in the field, intelligence analysts who manage real-time operations, records specialists who preserve the integrity of information and evidence, crime analysts who identify patterns and accelerate investigations, and corrections officers who oversee jail and inmate management.
Additionally, to help ensure that individuals within the public safety workflow can work as efficiently, effectively and safely as possible, we believe it’s important that individuals within enterprise settings can communicate and collaborate directly with public safety agencies, particularly during emergencies. We remain focused on strengthening the intersection of public safety and enterprise security, offering solutions that are designed to help individuals, businesses and public safety agencies work together and share the information that better informs people to take appropriate action.
Our Command Center software supports these individuals through the three phases of incident response: incident awareness, incident management and post-incident resolution. Incident awareness software includes community engagement applications for tip submissions, crime mapping and evidence submission, panic buttons that can share real-time incident details and location, 911 call management software (including multimedia) and next-generation core services for 911 call routing. Incident management software includes voice and computer aided dispatch (CAD) for dispatch and coordinating first response, mass notification software, collaboration software to share operational updates, real-time intelligence software that shows a single, real-time view of video feeds and other alerts on a map, and field response and reporting to help frontline personnel collaborate, manage incident activity and file reports from the field. Post-incident resolution software includes centralized records and evidence management for record-keeping and judicial sharing, analytics including license plate recognition, and jail and inmate management to streamline the process and enable secure inter-agency information sharing.
As the public safety market continues to leverage both on-premises and cloud "software-as-a-service" (SaaS) technologies to efficiently run their operations, reduce response times and increase officer availability, we offer both native cloud-based applications and cloud features that enhance on-premises applications. We believe our products and services enhance first responders’ situational awareness and safety by integrating critical communications, video security, data and analytics to provide an all-in-one operational view of the incident.
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
Additionally, Command Center includes interoperability software that helps to ensure communication is not limited by coverage area, network technology or device type. Our solutions, including Kodiak, WAVE PTX and CriticalConnect, enable interoperability among devices across multiple networks. For example, a two-way radio network can connect with an LTE network making it possible for individuals to communicate securely and more easily across technologies.
The Command Center technology within the Software and Services segment represented 18% of the net sales of the total segment in 2022.
Our Customers and Contracts
We serve government agencies, state and local public safety agencies, as well as commercial and industrial customers. Our customer base is fragmented and widespread when considering the many levels of government public safety agency and private sector decision-makers that procure and use our products and services. Serving this global customer base spanning federal, state, county, province, territory, municipal, and departmental independent bodies, along with our commercial and industrial customers, requires a significant go-to-market investment.
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

Our largest customers are the U.S. government (through multiple contracts with its various branches and agencies, including the armed services) and the Home Office of the United Kingdom ("the UK"), each representing approximately 7% of our consolidated net sales in 2022. The loss of these customers could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with these governments are long-term in nature. All contracts with the U.S. government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to government contracting requirements, please refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
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
Competition
We operate in highly competitive markets that are sensitive to technological advances. Competitive factors in these markets include product quality and reliability, technological capabilities, cost-effectiveness and industry experience. In operating in these competitive markets, we have broadened how we work with our customers, expanding from our global LMR installed base to integrate Video and Command Center. For example, our Command Center suite can integrate our customers’ LMR systems to provide unified voice and data information throughout the critical 911 workflow. Adding Video enables multimedia collaboration and offers visibility for police officers within the command center and in the field. The interplay of technologies, guided by our deep knowledge of the public safety and enterprise workflows, delivers customers one connected system to unify their critical communications, video security, access control, data, and analytics streams.
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. As demand for fully integrated technologies continues to grow, we may face additional competition from public telecommunications carriers and telecommunications equipment providers to small video solutions startups.
As we continue to evolve our services strategy, we may subcontract work to other companies to fulfill customer needs in geographical areas that we do not have coverage for or for additional services that we do not provide. For a description of risks related to our use of the services of subcontractors, refer to “Part I. Item 1A. Risk Factors” of this Form 10-K.
Our major competitors within our LMR, Video and Command Center technologies include the following companies:

Technology	Competitor
LMR	L3Harris Technologies, Hytera, Airbus, JVCKenwood Corporation, BK Technologies, iCOM, RCA, Sepura, Tait
Video	Axis Communications, Hikvision, Dahua Technology Company, Hanwha Group, Genetec, Axon Enterprise, Bosch Security Systems, Milestone Systems, LenelS2, Brivo, Allegion, Assa Abloy, dormakaba, SALTO, Spectrum Brands
Command Center	CentralSquare Technologies, Axon Enterprise, Tyler Technologies, Intrado, Intergraph Corporation, Zetron, ComTech Telecommunications, RapidDeploy, Mark43, Hexagon, Genetec, SOMA Global, AlertMedia, Everbridge, Omnilert, Onsolve
Other Information
Backlog
Our backlog includes orders that have been received and are believed to be firm. As of December 31, 2022 and December 31, 2021, our backlog was as follows:

	December 31
(In millions)	2022	2021
Products and Systems Integration	$4,900	$4,006
Software and Services	9,447	9,553
	$14,347	$13,559
Approximately 60% of the Products and Systems Integration segment backlog and 25% of the Software and Services segment backlog is expected to be recognized as revenue during 2023. The firmness of such orders is subject to future events that may cause the amount recognized to change.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center	Software and Services	Rave Mobile Safety, Inc. ("Rave Mobile")	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022
Command Center	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021
Command Center	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020

Video Security and Access Control	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR Communications	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR Communications	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020
Research and Development
We prioritize investments in research and development ("R&D") to expand and improve our products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of: LMR Communications, Video and Command Center.
R&D expenditures were $779 million in 2022, $734 million in 2021 and $686 million in 2020. As of December 31, 2022, we had approximately 8,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
Intellectual Property Matters
Patent protection is an important aspect of our operations. We have a portfolio of U.S. and foreign utility and design patents relating to our products, systems and technologies, including developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission-critical communications, software and services, video security and access control, and next-generation public safety. We also file new patent applications with the U.S. Patent and Trademark Office and foreign patent offices.
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
We seek to obtain patents, copyright registrations, and trademark registrations to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2022, we owned approximately 6,530 granted patents in the U.S. and foreign countries and had approximately 870 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2022, we were granted approximately 376 patents in the U.S. and in foreign countries.
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

Inventory and Raw Materials
Our practice is to carry inventory levels to meet customers' delivery requirements. In 2022, we increased our carrying levels of inventory in response to increased demand for our products and to actively manage supply chain disruptions, including those related to the COVID-19 pandemic and semiconductor shortages. We provide custom products that require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent supplier product life cycles are shorter than ours, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
Availability of required materials and components is generally dependable; however, particularly within the semiconductor market, fluctuations in supply and market demand in 2022 caused selective shortages and increased costs driven by the need to purchase semiconductor components from alternative sources, including brokers. While we continued to navigate supply chain constraints in 2022, we anticipate the broader impact of inflationary pressures driven by material and supply chain costs and disruptions (including elevated costs to procure materials within the semiconductor market) to continue into 2023. For a description of risks related to our supply chain, including relating to the COVID-19 pandemic and the semiconductor market, refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
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
Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. Each of these resources is currently in adequate supply for our operations. The cost to operate our facilities and freight costs are dependent on world oil prices and external third-party logistics rates for inbound and outbound air lanes. Freight costs were also impacted by disruptions in transportation related to the COVID-19 pandemic in 2022; however, we expect global transportation costs to decrease in 2023 compared to 2022. Labor is generally available in reasonable proximity to our manufacturing facilities and the manufacturing facilities of our largest outsourced manufacturing suppliers. Difficulties in obtaining any of the aforementioned resources, or significant cost increases, could affect our financial results.
Government Regulations
Environment, Worker Health and Safety & Climate Regulations
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
Certain aspects of our operations and supply chain have become, and are expected to become increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards relating to climate change. For example, in the European Union (the "EU"), the EU Corporate Sustainability Reporting Directive, Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce additional due diligence and disclosure requirements addressing sustainability that we expect will apply to us in the coming years.
Radio Spectrum Regulations
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
Telecommunications Regulations
Certain of our offerings include telecommunications or other communications services that are subject to regulation in various federal, state, and international jurisdictions. For example, we are a provider of selective routing services for 911 calls in the US, which subjects us to various federal and state regulations including those for 911 service reliability. We also provide WAVE PTX push-to-talk offerings with and without telecommunications connectivity in various countries in the EU. Additional types of regulations applicable to our offerings that include telecommunications or other communications services may include certification or licensing requirements, lawful intercept compliance obligations, cybersecurity and incident response obligations, and regulatory fee requirements. If we do not comply with applicable rules and regulations, we could be subject to enforcement actions, fines, and restrictions on our ability to operate or offer certain of our services.

Data Privacy Regulations
The U.S. federal government and many state and local governments have adopted or are considering laws or regulations governing the use of AI and biometrics, including facial recognition and license plate recognition technology, which may in some instances cover certain products and services we offer (references to privacy-related legislation or laws in this document encompass all of these technologies). Similar laws and regulations are being enacted or considered in some jurisdictions outside the U.S., including the EU.
Compliance with the laws currently in effect described above did not have a material effect upon our capital expenditures, earnings or competitive position in 2020 through 2022. For a description of the risks we face related to these and other regulatory matters, refer to “Part 1. Item 1A. Risk Factors” of this Form 10-K.
Human Capital Management
We have a "people first" philosophy. Our employees are our driving force, drawn from all segments of our global society to make a difference for our customers.
As of December 31, 2022, we employed approximately 20,000 people globally with 53% in the North America region and 47% in the International region. Of our total global employees, 40% were employed in engineering. Our goal is to foster a workplace where our employees feel that their unique opinions, cultures and abilities contribute to their personal success, as well as our Company’s success.
We believe the next big idea can come from anyone, anywhere, at any time. We offer structured mentorship programs and invest in employees’ development and training enabling them to network, develop and grow their skills to influence the future of public safety and enterprise security. Employees also have access to a wide variety of technical, functional, and professional skills learning resources, including virtual, self-directed courses and on-the-job learning opportunities.
We strive for business growth by creating a supportive, equitable and inclusive environment where employees feel engaged, connected to our business and invested in the collective success of our customers and communities. Our human resources team works with leaders within each business function to perform annual talent reviews to assess the performance of every team member and identify development opportunities. This comprehensive process fosters growth across our Company by focusing on our high-potential talent and the rigor of succession plan development for our most critical roles. As part of our compensation philosophy, we strive to offer and maintain market-competitive wages, incentives, and benefits for our employees to attract and retain talent, and we review our rewards programs each year in an effort to ensure they are competitive with local market practices in the industries and countries where we operate. More specifically, our total rewards package for our global employees includes broad-based stock grants and bonuses, an employee stock purchase plan, healthcare, wellness and retirement benefits, paid parental and family leave, commuter benefits, paid time off (including flexible time off for U.S. exempt employees), flexible work options and other assistance and support for employees going through life-changing events.
We strive to embed diversity, equity and inclusion (“DEI”) across the Company. We continue to incorporate DEI practices into our hiring, and have created partnerships with organizations that help generate and recruit a diverse talent pipeline. We also continue to provide programs within our internal DEI strategic plan. In 2022, our program included development initiatives for high-potential women leaders, events about culture and diversity, a talent recruiting event with students from Historically Black Colleges and Universities, an expanded revision of our marketing, sales and communications materials in an effort to eliminate non-inclusive language and terminology from such materials, and continued DEI education for our global workforce. Also in 2022, we introduced affinity groups to provide a new way for employees with shared interests to create connections and build relationships and grew membership within our eight business councils with the goal of enabling employees from diverse backgrounds to feel a sense of belonging in a supportive community and safe environment. Finally, we published mid-year demographic data on our DEI website, including regarding employees who self identify as LGBTQ+, Veteran or Persons with Disabilities. The Motorola Solutions Foundation also increased its charitable granting as compared to 2021.
The safety of our employees remains a priority, and we continuously strive to provide a safe and injury-free workplace, using our global environmental, health and safety (“EHS”) management system to ensure program and reporting consistency at all of our sites. Our general approach includes assessing risks and identifying controls through the use of our comprehensive job hazard and risk assessment tool. Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees
Additional information regarding how our purpose and ethics informs our approach to corporate responsibility can be found in our 2021 Corporate Responsibility Report, which is available on our website. The information contained on or accessible through our corporate website, including but not limited to our DEI website and our 2021 Corporate Responsibility Report, is not incorporated by reference into and is not a part of this Form 10-K.
Material Dispositions
None.
Available Information
We make available free of charge through the Investor Relations section of our website, www.motorolasolutions.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and all other reports and amendments filed with, or furnished to, the SEC simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website,

www.sec.gov. Also available free of charge on our website as provided above are the following corporate governance documents:
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
•Compensation and Leadership Committee Charter
•Governance and Nominating Committee Charter
All of our reports and corporate governance documents may also be obtained electronically and without charge by contacting Investor Relations at investors@motorolasolutions.com. Our website (including our DEI website referenced above) and the information contained therein or incorporated therein are not incorporated by reference into and are not a part of this Form 10-K.

Item 1A: Risk Factors
You should carefully consider the risks described below in addition to our other filings with the SEC and the other information set forth in this Form 10-K, including the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section in Part II. Item 7 and our consolidated financial statements in Part II. Item 8. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition, results of operations, reputation and the trading price of our common stock could be materially and adversely affected. These risks may be amplified by the effects of macroeconomic events or developments, such as inflationary pressures, supply chain constraints, the Russia-Ukraine conflict and the ongoing COVID-19 pandemic. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, financial condition, results of operations, reputation or the trading price of our common stock.
Risks Related to Laws and Regulations
We are subject to complex and changing laws and regulations in various jurisdictions regarding privacy, data protection and information security, which exposes us to increased costs and potential liabilities in the event of any actual or perceived failure to comply with such legal obligations and could adversely affect our business.
The EU adopted the General Data Protection Regulation (“GDPR”) which took effect on May 25, 2018, harmonizing data protection laws across the E.U. The GDPR strengthens individual privacy rights and enhances data protection obligations for processors and controllers of personal data. This includes expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Noncompliance with the GDPR can trigger significant fines. Following GDPR enactment, other countries have also implemented similar privacy laws.
Also, U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of personal data. State governments within the U.S. are starting to enact their own versions of “GDPR-like” privacy legislation, which will create additional compliance challenges, risk, and administrative burden, such as the California Consumer Privacy Act (“CCPA”); the Virginia Consumer Data Protection Act; the Connecticut Data Privacy Act; the Utah Consumer Privacy Act and the Colorado Privacy Act. In addition, California voters passed by ballot initiative the California Privacy Rights Act in November 2020, which expands the CCPA. Comprehensive U.S. federal privacy legislation is also being discussed seriously by lawmakers, and the Federal Trade Commission has commenced a privacy rulemaking. It is possible that a one-size fits all compliance program may be difficult to achieve and manage globally, and that we will be forced to comply with a patchwork of inconsistent privacy regulations.
Because the interpretation and application of privacy and data protection laws are complex and still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products, software and services. There is continued uncertainty concerning rules related to transfers of EU and United Kingdom (“UK”) personal data outside of their respective jurisdictions. Cloud-based solutions may be subject to further regulation, including data localization requirements and restrictions concerning international transfer of data, the operational and cost impact of which cannot be fully known at this time.
Any failure or perceived failure by us, our business partners, or third-party service providers to comply with privacy and security-related data protection laws, regulations and standards, or the privacy commitments in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation.
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
A portion of our business is dependent upon U.S. government contracts and grants, which are highly regulated and subject to disclosure obligations and oversight audits by U.S. government representatives and subject to cancellations. Any such disclosure events, audits or noncompliance with such regulations and laws could result in adverse findings and negatively impact our business.
Our business with or funded by the U.S. government is subject to specific laws and regulations with numerous and unique compliance requirements relating to formation, administration and performance of U.S. federal or federally funded contracts. These requirements, which may increase or change over time, may increase our performance and compliance costs thereby reducing our margins, which could have an adverse effect on our financial condition. Violations or other failures to comply with these laws, regulations or other compliance requirements could lead to terminations for default, suspension or debarment from U.S. government contracting or subcontracting for a period of time or other adverse actions. Such laws, regulations or other compliance requirements include those related to procurement integrity, export control, U.S. government security and information security regulations, supply chain and sourcing requirements and restrictions, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption, Trade Agreements Act, Buy America Act, other domestic content requirements, and the False Claims Act.
Generally, in the U.S., government contracts and grants are subject to certain voluntary or mandatory disclosure obligations and oversight audits by government representatives. Such disclosures or audits could result in adjustments to our contracts. For contracts covered by the Cost Accounting Standards, any costs found to be improperly allocated to a specific contract may not be allowed, and such costs already reimbursed may have to be refunded. Future disclosures, audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of such disclosure events or audits. Negative disclosure or audit findings could also result in investigations, termination of a contract or grant, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. All contracts with the U.S. government can be terminated for convenience by the government at any time.
Certain of our offerings include services that are subject to telecommunications regulations in various jurisdictions, which expose us to increased costs to address compliance obligations and potential liability in the event of any actual or perceived failure to comply with such regulations, which could adversely affect our business, results of operations and financial condition.
We are a provider of certain services that include telecommunications in the U.S., including selective routing services for 911 calls. As such, we are subject to certain existing or potential Federal Communications Commission (“FCC”) and state regulations relating to telecommunications, including some certification or licensing, service reliability, and regulatory fee requirements. If we do not comply with FCC and state rules and regulations, we could be subject to enforcement actions, fines, loss of certifications or licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action, which may be a public process, could damage our reputation, erode customer trust, subject us to substantial fines and penalties, or cause us to restructure our service offerings, which could adversely affect our business, results of operations and financial condition.
Additionally, we are subject to regulations in certain foreign countries where we offer services that include telecommunications or other types of communications services. For example, we are registered to provide WAVE PTX push-to-talk offerings, with and without telecommunications connectivity, in certain countries in the EU. Local laws and regulations, and the interpretation of such laws and regulations, can differ significantly among the jurisdictions in which we provide these services. In some countries, certain services that we offer are not considered to be regulated communications or telecommunications services, while in other countries they are subject to regulations, including registration with the local telecommunications governing authority, which increases the level of scrutiny and potential for enforcement by regulators as well as our cost of doing business internationally. Further, enforcement and interpretations of the laws and regulations in some countries can be unpredictable and subject to the informal views of government officials. Failure to comply with these regulations could subject us to additional compliance obligations or liabilities, which could adversely affect our business, results of operations and financial condition.
Moreover, it is possible that regulations in any of these jurisdictions may be changed, expanded or interpreted and applied in a manner that is inconsistent with our existing practices. Future applicable legislative, regulatory or judicial actions could increase the cost and complexity of our compliance and increase our exposure to potential liability.
Increased focus on climate change has contributed to an evolving state of environmental regulation and uncertainty related to such regulation, as well as physical risks of climate change, could impact our results of operations, financial or competitive position.
Increased public awareness and worldwide focus on climate change has led to legislative and regulatory efforts to limit greenhouse gas emissions, and may result in more international, federal or regional requirements or industry standards to reduce or mitigate global warming. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Additionally, legislative and regulatory efforts have focused on carbon taxes in certain areas where we operate. As a result, we may become subject to new or strengthened regulations, legislation or other governmental requirements or industry standards, and we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products and increasing energy efficiency. For example, the EU's Corporate Sustainability Reporting Directive, Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce additional due diligence and disclosure requirements addressing sustainability that we expect will apply to us in the coming years. These requirements and other increased regulation of climate change concerns could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.
In addition, the physical risks of climate change (such as extreme weather conditions or rising sea levels) may impact the availability and cost of materials and natural resources, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. This may include, potentially, costs associated with repairing damage as a result of extreme weather events or renovating or retrofitting facilities to better withstand extreme events. Many of our facilities around the world, as well as our customers' and suppliers' operations, are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities or those of our suppliers or customers such as loss or spoilage of inventory and business interruption caused by such events.
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
We are subject to income taxes in the U.S. and numerous foreign tax jurisdictions. Our provision for income taxes and cash tax liability may be negatively impacted by: (i) changes in the mix of earnings taxable in jurisdictions with different statutory tax rates, (ii) changes in tax laws and accounting principles, (iii) changes in the valuation of our deferred tax assets and liabilities, (iv) changes in available tax credits, (v) discovery of new information during the course of tax return preparation, (vi) increases in non-deductible expenses, or (vii) repatriating cash held abroad.
The Tax Cuts and Jobs Act of 2017 requires that we capitalize and amortize our research and experimental expenditures over five or fifteen years, as applicable, beginning with our tax year 2022. This change in law had a materially negative impact on our cash tax liability in 2022, and we expect such change to continue to impact our cash tax liability through 2026, unless the provisions are repealed or deferred by Congress.

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
Our business operations, and the operations of our customers and suppliers, are subject to interruption by natural disasters (including climate change-related events), flooding, fire, power shortages, the widespread outbreak of infectious diseases and pandemics, such as the continuing COVID-19 pandemic, terrorist acts or the outbreak or escalation of armed hostilities (including the military action against Ukraine launched by Russia and any related political or economic responses), and other events beyond our control. Any of these events could impair our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, results of operations, financial position, cash flows and stock price.
In particular, the continuing COVID-19 pandemic, including the emergence of variants, has had, and could continue to have, an adverse effect on our business, financial position, cash flows and stock price in many ways, including, but not limited to, the following:
•The COVID-19 pandemic and responses to it have significantly impacted the movement of goods and services worldwide, which has resulted in and which we expect to continue to result in disruptions in our supply chain, particularly with respect to difficulties and delays in procuring semiconductor components and disruptions to transportation.
•Our workforce may be unable to work on-site or travel as a result of event cancellations, facility closures, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. These workforce disruptions have adversely affected and could continue to adversely affect, our ability to operate, including to develop, manufacture, generate sales of, promote, market and deliver our products, solutions and services, and provide customer support.
•We outsource certain business activities to third-parties. If one or more of the third-parties to whom we outsource certain business activities experience operational failures or business disruption as a result of the impacts from COVID-19, or claim that they cannot perform, it may have negative effects on our business and financial condition.
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
The process of developing new video security, access control, and software products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs, emerging technological trends and development costs accurately could significantly harm our market share, results of operations and financial condition. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects, which we have prioritized with respect to funding and/or personnel.
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
Additionally, our expanding portfolio of products may be subject to new regulatory and statutory requirements that could result in additional compliance obligations and liabilities for our business.

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.
The markets for certain products of ours are characterized by changing technologies and evolving industry standards and customer preferences. For example, the software industry is characterized by rapidly changing customer preferences in favor of digital capabilities, including public and private cloud solutions. In some cases, it is unclear what specific technology will be adopted in the market or what delivery model will prevail. In addition, new technologies such as voice over LTE and 5G or push-to-talk clients over LTE and 5G could reduce sales of our traditional products. The shift to smart public safety and the prevalence of data in our customer use cases results in our competing in a more fragmented marketplace. In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from non-traditional suppliers, including public carriers, telecom equipment providers, consumer device manufacturers and software and video security companies. New products and services are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in certain cases or as we increase our reliance on third-party content and technology. Moreover, evolving expectations from customers, including the expectations that companies offer products and services to help reduce energy consumption, improve efficiency and minimize greenhouse gas footprints, may impact our competitive position and research and development efforts. Our success depends, in substantial part, on the timely and successful introduction of new products and services, upgrades and enhancements of current products to comply with emerging industry standards, customer expectations, laws and regulations, including country specific proprietary technology requirements, and to address competing technological and product developments carried out by our competitors. Developing new technologies to compete in a specific market may not be financially viable, resulting in our inability to compete in that market. The research and development of new, technologically-advanced products and services is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and services are complex and we may experience delays in completing development and introducing new products or technologies in the future. We may focus our resources on technologies that do not become widely accepted or are not commercially viable or involve compliance obligations with additional areas of regulatory requirements.
We expect to continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the inability to realize our business plan with respect to the acquired businesses, (ii) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, including ensuring proper integration of acquired businesses’ legal and regulatory compliance programs, information technology systems and financial reporting and internal control systems, (iii) the challenges in integrating acquired businesses to create the operating platform for public safety, (iv) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (v) the risk that our contractual relationships or the markets served do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (vi) the potential loss of key employees of the acquired businesses, (vii) the risk of diverting the attention of senior management from our operations, (viii) the risks of entering new markets in which we have limited experience, (ix) future impairments of goodwill, and (x) the potential loss of intellectual property due to actions of employees in connection with such acquisitions. In particular, failure to achieve targeted cost and revenue synergies could negatively impact our business performance.
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
We rely extensively on our information systems to manage our business operations. We are consistently subject to attempts to compromise our information technology systems from both internal and external sources and, like all information technology systems, our systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattack, cyber intrusion, computer viruses, security breach, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, war, insider trading, human error and computer and telecommunication failures. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain customers of ours or as a software-based service, we face additional risk as a target of sophisticated attacks aimed at compromising both our company’s and our customers’ sensitive information and intellectual property. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. Our vulnerability to cyber and other information technology risks may also be increased by factors such as the Russia-Ukraine conflict and resulting geopolitical conflict, as well as COVID-19, which has contributed to a large portion of our office workers continuing to work from home. Additionally, the sophistication of these threats continues to grow and the complexity and scale of the systems to be protected continues to increase. Like other enterprise software companies, we also use open source software from time to time, which may be more susceptible to vulnerabilities that may not be identified with scanning tools. In an effort to protect against such attacks, we maintain insurance related to cybersecurity risks and employ a number of countermeasures and security controls, including training, audits, encryption, and utilization of commercial information security threat sharing networks. Specifically, regarding vulnerabilities, we patch systems where patches are available to deploy, and have technologies and services that help us to detect exploits of vulnerabilities and proactively block the exploit when it happens. If we fail to effectively manage our investment in cybersecurity, our business, products, and services could suffer from the resulting weaknesses in our infrastructure, systems or controls.
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
A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in substantial costs to repair or replace our IT systems or the loss of critical data and interruptions or delays in our ability to perform critical functions. Such disruption may also result in the unauthorized release of proprietary, confidential or sensitive information of us or our customers, or the disruption of services provided to customers and essential for their mission. Such unauthorized access to, or release of, information or disruption of services could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims without adequate indemnification from our suppliers, (iv) subject us to time-intensive notification requirements, and (v) damage our reputation. Our potential liability related to such claims by customers or third-parties described above may not be contractually capped nor fully covered by our insurance. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.
If we are unable to adequately protect our intellectual property, or if we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, our competitive position and results of operations may be adversely impacted.
Our intellectual property rights protect our innovations and technology, and they may also generate income under license agreements. We attempt to protect our proprietary technology with intellectual property in the form of patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third-party to obtain and use our proprietary information or develop similar technology independently. As we expand our business, including through acquisitions, and compete with new competitors in new markets, the breadth and strength of our intellectual property portfolio in those new markets may not be as developed as in our longer-standing businesses. This may expose us to a heightened risk of litigation and other challenges from competitors in these new markets. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third-parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our financial results and competitive position. Moreover, the validity and scope of coverage of our patents cannot be fully determined prior to litigation.
Additionally, because our products are comprised of complex technology, we are often involved in or impacted by assertions, including both requests for licenses and litigation, regarding third-party patents and other intellectual property rights. The development of products operable in accordance with industry standards, such as those related to 5G or video technology, may result in third-party patent royalty demands. Third-parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. Many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing-based revenue from product manufacturing companies. The patent holders often make broad and sweeping claims regarding the applicability of their patents to our products and services, seeking a percentage of sales as licenses fees, seeking injunctions to pressure us into taking a license, or a combination thereof. Defending claims may be expensive and divert the time and efforts of our management and employees. Third-parties may also seek broad injunctive relief, which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing products or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. Such licenses, if available at all, may not be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.
We face risks relating to intellectual property licenses and intellectual property indemnities in our customer and supplier contracts, which may fail to fully protect us and subject us to unexpected liabilities or harm our financial condition and results of operations.
We obtain some technology from suppliers through the purchase of components or licensing of software, and we attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement of third-party intellectual property rights. With respect to such indemnities, we may not be successful in our negotiations, a supplier's indemnity may not fully protect us or cover all damages and losses suffered by us and our customers due to the infringing products, or a supplier may not choose to obtain a third-party license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Such situations may subject us to unexpected liabilities or unfavorable conditions. Further, we may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that may negatively impact our sales or operations if a court enters an injunction that enjoins the supplier's products or if the International Trade Commission issues an exclusionary order that blocks importation of our products into the U.S. Intellectual property disputes involving our suppliers have resulted in our involvement in International Trade Commission proceedings from time to time. These proceedings are costly and entail the risk that we will be subjected to a ban on the importation of our products into the U.S. solely as a result of our use of a supplier's components.
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

Risks Related to the Operation of Our Business
Our future operating results depend on our ability to purchase at acceptable prices a sufficient amount of materials, parts, and components, as well as software and services, to meet the demands of our customers and any disruption to our suppliers or significant increase in the price of supplies has had, and could continue to have a negative impact on our results of operations or financial condition.
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as software and services, from our suppliers. If demand for our products or services increases from our current expectations or if, as we have experienced recently, suppliers are unable to meet our demand for other reasons, including as a result of supply chain constraints, natural disasters (including events related to climate change), financial issues or other factors, we have, and could continue to experience an interruption in supply or a significant increase in the price of supply. We have experienced such shortages in the past that have negatively impacted our results of operations and may continue to experience such shortages in the future. In 2022, our supply chain was impacted by global issues related to the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment, particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. Cost increases were driven by elevated lead times and increased material costs, in particular the need to purchase semiconductor components from alternative sources, including brokers. We attempted, and continue to attempt, to mitigate such supply disruptions by focusing on improving our supplier network, engineering alternative designs and actively managing our inventory. We expect reduced supply of these materials in the semiconductor market and the related mitigation efforts described above to continue, which may impact our ability to meet customer demand and negatively impact our results of operations.
Our suppliers have, and may continue to significantly and quickly increase their prices in response to increases in costs of raw materials that they use to manufacture their parts or components. As a result, we may not be able to increase our prices commensurately with our increased costs, which could negatively impact our results of operations or financial condition. In addition, certain supplies, including for some of our critical components, software and services solutions, are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. Where certain supplies are not available from our direct suppliers, we may be required to move to an alternative source or source certain items through the open market, which involves significantly increased prices that are difficult to forecast or predict. We have been required to take these steps in certain instances in connection with the impact on the semiconductor market described above. Each of these factors may impact our ability to meet customer demand and could negatively impact our results of operations or financial condition.
We are exposed to risks under large, multi-year system and services contracts that may negatively impact our business.
We enter into large, multi-year system and services contracts with municipal, state, and nationwide government and commercial customers. In some cases, we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. Our entry into these contracts exposes us to risks, including among others: (i) technological risks, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including potential penalties applicable to us if performance commitments in managed services contracts are not met, the estimates inherent in projecting costs associated with such contracts, the fact that such contracts often only receive partial funding initially and may be cancellable on short notice with limited penalties, our inability to recover front-loaded capital expenditures in long-term managed services contracts, the impact of the termination of funding for a government program or the insolvency of a commercial customer, and the impact of currency fluctuations and inflation, (iv) cybersecurity risk, especially in managed services contracts with public safety and commercial customers that process data, and (v) political or regulatory risk, especially related to the contracts with government customers, including our Airwave and Emergency Services Network (“ESN”) government contracts in the UK.
For example, with respect to financial risks of such contracts, in the third quarter of 2022, we realized a fixed asset impairment loss of $147 million related to our ESN service contract with the Home Office of the UK. Moreover, with respect to the political or regulatory risks of such contracts, in October 2021, the UK’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public emergency service agencies in Great Britain. In October 2022, the CMA published a provisional decision with its findings regarding competition and proposed remedies. We disagree with the CMA’s provisional decision and will continue to work with the CMA to demonstrate the value of the Airwave network and protect Airwave’s contractual position; however, the ultimate resolution of the CMA market investigation could result in additional compliance obligations for our Airwave business such as prospective price controls, enhanced information transparency or structural remedies.
Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Our customers and suppliers are located throughout the world. In 2022, 30% of our revenue was generated outside of North America. In addition, 47% of our employees were employed outside of North America in 2022. Most of our suppliers' operations are outside the U.S.

A significant amount of manufacturing and research and development of our products, as well as administrative and sales facilities, takes place outside of the U.S. If the operations in these facilities is disrupted, our business, financial condition, results of operation, and cash flows could be negatively impacted.
Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust and competition (such as the CMA’s ongoing market investigation into the Mobile Radio Network for the Police and Emergency Services), anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade, labor and employment, environmental, health and safety, technical standards, consumer protection, intellectual property and data privacy, (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts (such as the Russia-Ukraine conflict) and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics, such as the continuing COVID-19 pandemic, and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
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
We rely on third-parties to develop, design and/or manufacture many of our components and some of our products (including software), and to assist in performing certain IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. As we outsource more of such operations we are not able to directly control these activities. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack our desired level of performance or service, lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, (iii) there are significant changes in the financial or business condition of such third-parties, (iv) our third-party providers fail to comply with legal or regulatory requirements (such as the Uyghur Forced Labor Protection Act), (v) we have difficulties transitioning operations to such third-parties, or (vi) such third-parties are disrupted by external events, such as natural disasters or other significant disruptions (including COVID-related impacts as described above, extreme weather conditions related to climate change, acts of terrorism or political conflicts (such as the Russia-Ukraine conflict), cyberattacks and labor disputes).
Our reliance on third-parties could, in certain instances, result in reputational damage or even disqualify us from sales opportunities with certain government customers. For example, our supply chain is complex and if our suppliers are unable to verify that components and parts provided to us are free of defined “conflict minerals” originating from the Democratic Republic of Congo (“DRC”) or an adjoining country, then we may be required to publicly disclose, as we have disclosed in the past, that we are not currently able to determine if the products we manufactured are DRC conflict-free, which could harm our reputation.
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
Increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators and other stakeholders regarding environmental, social and governance (“ESG”)-related practices and disclosures may adversely affect our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely impact our business and results of operations.
There is increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators and other stakeholders on ESG-related practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, forced labor, racial justice and workplace conduct. Regulators have imposed, and likely will continue to impose, ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG-related matters, and unfavorable ratings of us or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries. We have elected to share publicly our ongoing ESG-related efforts in our proxy statement, Corporate Responsibility Report, TCFD Report, and on our corporate website. Our business may face increased scrutiny related to these activities, and our failure or perceived failure to meet ESG-related goals or maintain ESG practices that meet evolving stakeholder expectations, could harm our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely affect our business and results of operations.
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
We rely on the experience of our senior management, most of whom have been with us for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. In addition, we face increased demands for technical personnel in areas such as software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. In particular, we have faced, and expect to continue to face, intense competition globally for experienced software and cloud computing infrastructure engineers, as well as employees in data science and AI. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. Our efforts to attract, develop, integrate, and retain highly skilled employees with appropriate qualifications may be compounded by the continuing effect of the COVID-19 pandemic, immigration, or the availability of work visas. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, our business could be negatively impacted.
Risks Related to Financial Performance or Economic Conditions
As we are a global company, we face a number of risks related to current global economic and political conditions in the markets in which we operate that have and could continue to unfavorably impact our business, financial condition, results of operations and cash flows.
Global economic and political conditions, including impacts from the continuing COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment, continue to be challenging for many of our government and commercial markets, as economic growth in many countries and emerging markets has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain counterparties of ours and some of our customers are dependent on government grants to fund purchases of our products and services.
In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that continue to impact worldwide markets, including impacts relating to new or increased tariffs and potential trade wars, and threats to national security vulnerabilities linked to country of origin. The length of time these adverse economic and political conditions may persist is unknown.
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
We have large underfunded pension obligations, in part resulting from the fact that we retained almost all of the U.S. pension liabilities and a major portion of our non-U.S. pension liabilities following our past divestitures. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Minimum annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we have been and could be required to make additional large contributions. The equity and debt markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In volatile capital market environments, the uncertainty of material changes in future minimum required contributions increases.
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
Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.
We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, British pound, Canadian dollar and Australian dollar, has had in the past, and could continue to, cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar has in the past, and could continue to, result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars. For example, the strong U.S. dollar reduced the impact of cash generated from our foreign operations during 2022, driven by revenues and costs that are denominated in foreign currencies, and which we expect to continue to impact our operating cash flows and net earnings throughout 2023.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of February 6, 2023, the material properties that we used in connection with our business, serving all segments, are as follows:

Location	Approximate Size in Sq. Ft. (In thousands)	Owned vs. Leased	Purpose
Schaumburg, Illinois, U.S.	345	Leased	Research & development and customer support
Elgin, Illinois, U.S.	301	Leased	Manufacturing and distribution
Krakow, Poland	301	Leased	Research & development and corporate administrative
Penang, Malaysia	300	Leased	Manufacturing and distribution, research & development and corporate administrative
Plantation, Florida, U.S.	182	Leased	Corporate administrative
Chicago, Illinois, U.S.	179	Leased	Corporate administrative (global headquarters)
Tel Aviv, Israel	152	Leased	Research & development and corporate administrative
British Columbia, Canada	108	Leased	Manufacturing and distribution and corporate administrative
Allen, Texas, U.S.	138	Owned	Manufacturing and distribution and corporate administrative
Richardson, Texas, U.S.	136	Leased	Manufacturing and distribution
Schio, Italy	125	Leased	Manufacturing, engineering, administrative

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
Refer to the description of "Hytera Litigation" in "Note 12: Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding our legal proceedings.

Item 4: Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following are the persons who are the executive officers of the Company, their ages, and current titles as of February 16, 2023 and the positions they have held during the last five years with the Company or as otherwise noted:
Gregory Q. Brown; age 62; Chairman and Chief Executive Officer since May 3, 2011.
Karen E. Dunning; age 66; Senior Vice President, Human Resources since February 1, 2023; Senior Vice President, Human Resources, Labor & Employment, CAO Operations & Real Estate from November 2021 to January 2023; Corporate Vice President, Human Resources, Labor & Employment, CAO Operations & Real Estate from July 2019 to November 2021; Corporate Vice President, Human Resources, Labor & Employment, CAO Operations from December 2018 to June 2019; and Vice President, CAO Operations and Talent Acquisition from December 2016 to December 2018.
Katherine Maher, age 40; Corporate Vice President and Chief Accounting Officer since March 14, 2022; Vice President and Corporate Controller from November 2021 to March 2022; Finance Director, North America Credit & Systems Integration, from July 2020 to November 2021; and North America Distribution Finance Director from May 2018 to July 2020.
John P. "Jack" Molloy; age 51; Executive Vice President and Chief Operating Officer since November 18, 2021; Executive Vice President, Products and Sales from August 2018 to November 2021; and Executive Vice President, Worldwide Sales and Services from July 2017 to August 2018.
Rajan S. Naik; age 51; Senior Vice President, Strategy and Ventures, since December 2017.
James A. Niewiara; age 54; Senior Vice President, General Counsel since February 1, 2023; Senior Vice President, Commercial Law, Litigation, Antitrust & Intellectual Property from April 2020 to January 2023; Corporate Vice President, Lead Counsel, Commercial Law, Litigation & Antitrust from May 2019 to April 2020; and Corporate Vice President, Lead Counsel, Americas, Sales & Product Operations from January 2017 to May 2019.
Mahesh Saptharishi; age 45; Executive Vice President and Chief Technology Officer since November 18, 2021; Senior Vice President, Software Enterprise and Mobile Video, and Chief Technology Officer from June 2021 to November 2021; Chief Technology Officer & Senior Vice President, Software Enterprise from April 2021 to June 2021; Senior Vice President, Chief Technology Officer from February 2019 to April 2021; and Chief Technology Officer, Senior Vice President of Avigilon from September 2014 to January 2019. Avigilon, a provider of advanced security and video solutions, is a subsidiary of the Company, which the Company acquired in 2018.
Jason J. Winkler; age 48; Executive Vice President and Chief Financial Officer since July 1, 2020; Senior Vice President, Finance from September 2018 to June 2020; and Corporate Vice President, Finance, Global Sales & Services from February 2016 to September 2018.
Cynthia M. Yazdi; age 58; Senior Vice President, Communications & Brand since February 2, 2022; Senior Vice President, Chief of Staff, Communications & Brand and Motorola Solutions Foundation from November 2021 to February 2022; Senior Vice President, Chief of Staff, Marketing and Communications and Motorola Solutions Foundation from August 2018 to November 2021; Corporate Vice President, Chief of Staff to the Chairman and CEO, Global Marketing and Communications from February 2018 to August 2018; and Vice President, Chief of Staff, Global Marketing and Communications from September 2016 to February 2018.
The above executive officers will serve as executive officers of the Company until the regular meeting of the Board of Directors in May 2023 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange and trades under the symbol "MSI." The number of stockholders of record of its common stock on February 6, 2023 was 18,620. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
During 2022, we declared regular quarterly dividends of $0.79 per share of our common stock for each of the first three quarters of fiscal 2022, and $0.88 per share of our common stock for the fourth quarter of fiscal 2022. While we expect to continue to pay comparable regular quarterly dividends in 2023, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.
Unregistered Sales of Equity Securities
On December 14, 2022, the Company issued 7,747 shares of common stock in connection with the acquisition of Rave Mobile to certain former shareholders of Rave Mobile. The stock was issued for an aggregate grant-date fair value of $2 million that will be expensed over an average service period of two years. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/29/2022 to 10/26/2022	302,878	$226.63	302,878	$1,303,410,831
10/27/2022 to 11/21/2022	55,498	$245.11	55,498	$1,289,807,771
11/22/2022 to 12/28/2022	18,562	$253.99	18,562	$1,285,093,268
Total	376,938	$230.70	376,938

(1)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)
As originally announced on July 28, 2011, and subsequently amended, including in May 2021, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2022, the Company had used approximately $14.7 billion, including transaction costs, to repurchase shares, leaving approximately $1.3 billion of authority available for future repurchases.

Performance Graph
The following graph compares the five-year cumulative total shareholder returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2017 and reflects the reinvestment of dividends.

Five-Year Performance Graph
$360
$320
$280
$240
$200
$160
$120
$80
Price
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Motorola Solutions
S&P 500
S&P Communications

Years Ended	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Motorola Solutions	$100.00	$129.63	$184.32	$197.94	$320.48	$308.28
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
S&P Communications Equipment	$100.00	$115.08	$130.51	$131.34	$198.73	$159.23

Item 6: [Reserved.]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2022 and 2021 and results of operations and cash flows for each of the three years in the period ended December 31, 2022. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Our Business
Motorola Solutions is a global leader in public safety and enterprise security. Our technologies in Land Mobile Radio Communications ("LMR" or "LMR Communications"), Video Security and Access Control ("Video") and Command Center, bolstered by managed and support services, help make communities safer and businesses stay productive and secure. We serve more than 100,000 public safety and commercial customers in over 100 countries, providing “purpose-built” solutions designed for their unique needs, and we have a rich heritage of innovation focusing on advancing global safety for more than 90 years.
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we have principal product lines that also follow our three major technologies: LMR Communications, Video and Command Center. In January 2023, we began using Command Center as a naming convention, eliminating the "Software" descriptor from Command Center Software in order to inform investors that the Company has software components more broadly across all technologies; this name change does not require any financial information to be reclassified from previous periods.
The Company has invested across these three technologies, evolving the Company’s LMR focus to purposefully integrate software, video security and access control solutions for public safety and enterprise customers globally.
Our strategy is to generate value through the integration of critical communications, video security, access control and data and analytics. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers when we unite these technologies as one connected system. Our goal is to help remove silos between systems, unify data, streamline workflows, and simplify operations for our customers. Across all three technologies, we offer cloud-based solutions, cybersecurity services, software and subscription services as well as managed and support services.
The schools we serve provide an example of our integrated technology ecosystem in action, which can be tailored to a school's unique needs and can span the end-to-end workflow for daily school operations as well as for emergencies. Video security and analytics such as license plate recognition can alert security and identify potentially suspicious activities, influencing building access. AI-powered video analytics can search video footage and help locate individuals based on physical descriptions. Software can help share real-time alerts and live video feeds with school officials and public safety agencies for incident response. Voice and data communications can notify school employees of security breaches, while mass notification and incident management platforms can help to coordinate an emergency response across school safety personnel, local law enforcement and administrators. Together, these technologies can help schools to detect, analyze, communicate and manage safety and security threats.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2022, the segment’s net sales were $5.7 billion, representing 63% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, public safety Long Term Evolution (“LTE”) and enterprise-grade private LTE. Our technology enables voice and multimedia collaborations across two-way radio, WiFi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio ("TETRA") and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including infrastructure and devices operating in both low-band and mid-band frequencies, including Citizens’ Broadband Radio Service (CBRS) frequencies. Primary sources of revenue for this technology come from selling devices and building telecommunications networks, including infrastructure, installation and integration with our customers’ technology environments.
We believe that public safety agencies and enterprises continue to trust LMR communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to withstand the most challenging conditions.
By adding broadband data capabilities to our two-way radios, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to share detailed information and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable government, public safety and enterprise customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
The LMR technology within the Products and Systems Integration segment represented 82% of the net sales of the total segment in 2022.
Video
Our Video technology includes video management infrastructure, AI-video powered security cameras including fixed and certain mobile video equipment as well as on-premise and cloud-based access control solutions. Since 2018, we have developed our video security and access control business through investments in research and development and acquisitions, directly contributing to our growth strategy to serve as a leader in end-to-end video security solutions and supporting the expansion of our portfolio.
We deploy video security and access control solutions to thousands of government and commercial customers around the world including school campuses, transportation systems, healthcare centers, public venues, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to verify critical events or incidents in real-time and to provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers in particular are increasingly turning to video security technologies, including fixed and mobile cameras, to increase visibility, accountability and safety for citizens, communities and first responders alike. Additionally, our view is that government, public safety agencies and businesses are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
The Video technology within the Products and Systems Integration segment represented 18% of the net sales of the total segment in 2022.
Software and Services Segment
In 2022, the segment’s net sales were $3.4 billion, representing 37% of our consolidated net sales.
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
Given the mission-critical nature of our customers’ operational environments, we aim to design the LMR networks they rely on for availability, security and resiliency. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases become available, we work with our customers to upgrade software, hardware, or both, with respect to site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, and more, on-site or remotely.
Designed to complement our customers’ mission-critical LMR systems, our mission-critical cloud-based LMR technology is also available “as-a-service” with a multi-year subscription. We believe this technology increases resiliency and system reliability to help ensure users remain connected, even, for example, in natural disasters where physical communications infrastructure can be damaged.
The LMR technology within the Software and Services segment represented 67% of the net sales of the total segment in 2022.
Video
Video software includes video management software, decision management and digital evidence management software, certain mobile video equipment, and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, proving end-to-end video security to strive to keep people, property and assets safe.
Our video network management software is embedded with AI-enabled analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that analytics are critical to deliver meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to detect an important event that occurred in the past. For example, AI-enabled analytics can highlight unusual behavior such as a person at a facility out of hours, locate a missing child at a theme park with Appearance Search, flag a vehicle of interest at a school through license plate recognition, or send an alert through access control if doors are propped open at a hospital.

Our cloud technologies can offer organizations the ability to access, search and manage their video security and access control system from a centralized dashboard, accessible on devices such as smartphones and laptops. Additionally, our Avigilon fixed video systems can be cloud-administered by connecting to Avigilon Cloud Services (“ACS”), providing our customers with the ability to securely access video across their sites from a remote/central monitoring location.
Our Video services include our "video-as-a-service" subscription-based offerings for law enforcement, simplifying procurement by bundling hardware and software into a single subscription. For example, body-worn cameras and in-car video systems can be paired with either on-premises or cloud-based digital evidence management software and complementary command center products. Our cloud solutions are also sold as a service, available as single-year to multi-year hosted services, supporting our customers with upgrades and software enhancements to help ensure system performance and technological advancement.
The Video technology within the Software and Services segment represented 15% of the net sales of the total segment in 2022.
Command Center
Our Command Center portfolio consists of native cloud and on-premises software solutions that support the complex process of the public safety workflow from "911 call to case closure." From the moment a person contacts 911, an array of individuals engage to gather information to coordinate a response and manage the post-incident resolution. These individuals include dispatchers who route calls to police, fire and emergency medical services, first responders in the field, intelligence analysts who manage real-time operations, records specialists who preserve the integrity of information and evidence, crime analysts who identify patterns and accelerate investigations, and corrections officers who oversee jail and inmate management.
Additionally, to help ensure that individuals within the public safety workflow can work as efficiently, effectively and safely as possible, we believe it’s important that individuals within enterprise settings can communicate and collaborate directly with public safety agencies, particularly during emergencies. We remain focused on strengthening the intersection of public safety and enterprise security, offering solutions that are designed to help individuals, businesses and public safety agencies work together and share the information that better informs people to take appropriate action.
Our Command Center software supports these individuals through the three phases of incident response: incident awareness, incident management and post-incident resolution. Incident awareness software includes community engagement applications for tip submissions, crime mapping and evidence submission, panic buttons that can share real-time incident details and location, 911 call management software (including multimedia) and next-generation core services for 911 call routing. Incident management software includes voice and computer aided dispatch (CAD) for dispatch and coordinating first response, mass notification software, collaboration software to share operational updates, real-time intelligence software that shows a single, real-time view of video feeds and other alerts on a map, and field response and reporting to help frontline personnel collaborate, manage incident activity and file reports from the field. Post-incident resolution software includes centralized records and evidence management for record-keeping and judicial sharing, analytics including license plate recognition, and jail and inmate management to streamline the process and enable secure inter-agency information sharing.
As the public safety market continues to leverage both on-premises and cloud "software-as-a service" (“SaaS”) technologies to efficiently run their operations, reduce response times and increase officer availability, we offer both native cloud-based applications and cloud features that enhance on-premises applications. We believe our products and services enhance first responders’ situational awareness and safety by integrating critical communications, video security, data and analytics to provide an all-in-one operational view of the incident.
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
Additionally, Command Center includes interoperability software that helps to ensure communication is not limited by coverage area, network technology or device type. Our solutions, including Kodiak, WAVE PTX and CriticalConnect, enable interoperability among devices across multiple networks. For example, a two-way radio network can connect with an LTE network making it possible for individuals to communicate securely and more easily across technologies.
The Command Center technology within the Software and Services segment represented 18% of the net sales of the total segment in 2022.
2022 Financial Results
•Net sales were $9.1 billion in 2022 compared to $8.2 billion in 2021.
•Operating earnings were $1.7 billion in each of 2021 and 2022.
•Net earnings attributable to Motorola Solutions, Inc. were $1.4 billion, or $7.93 per diluted common share in 2022, compared to earnings of $1.2 billion, or $7.17 per diluted common share in 2021.
•Our operating cash flow was $1.8 billion in each of 2021 and 2022.

•We returned over $1.4 billion of capital to shareholders, in the form of $836 million in share repurchases and $530 million in dividends in 2022.
•We increased our quarterly dividend by 11% to $0.88 per share in November 2022.
•We ended 2022 with a backlog position of $14.3 billion, up $788 million compared to 2021.
Segment Financial Highlights
•In the Products and Systems Integration segment, net sales were $5.7 billion in 2022, an increase of $695 million, or 14%, compared to $5.0 billion in 2021. On a geographic basis, net sales increased in both the North America region and the International region. Operating earnings were $913 million in 2022, compared to $760 million in 2021. Operating margins increased in 2022 to 15.9% from 15.1% in 2021 primarily due to higher sales volume and increased pricing partially offset by higher direct material costs, higher expenses associated with acquired businesses and $27 million higher share-based compensation expenses.
•In the Software and Services segment, net sales were $3.4 billion in 2022, an increase of $246 million, or 8%, compared to $3.1 billion in 2021. On a geographic basis, net sales increased in the North America region. Operating earnings were $748 million in 2022, compared to $907 million in 2021. Operating margins decreased in 2022 to 22.1% from 28.9% in 2021 due to a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the Emergency Services Network ("ESN") services contract with the Home Office of the United Kingdom (the "Home Office") which both parties have agreed to exit.
Macroeconomic Events
During fiscal year 2022, we operated under challenging market conditions, influenced by events such as those discussed below. For a further discussion of our business and the trends and risks that we encounter in our business, please refer to “Part I. Item 1. Business” and “Part I. Item 1A. Risk Factors” in this Form 10-K.
Russia-Ukraine Conflict
During the first quarter of 2022, in response to Russia's invasion of Ukraine, we suspended all sales, provision of services and shipments of our products to Russia and Belarus, which did not constitute a material portion of our business. For the year ended December 31, 2021, our net sales in Russia and Belarus were less than $25 million. However, throughout 2022, we indirectly experienced impacts from the Russia-Ukraine conflict (as further described below). While we do not anticipate that the current posture of the Russia-Ukraine conflict will materially and adversely affect our results of operations, the conflict is still ongoing and has had, and may continue to have, a significant impact on the global macroeconomic and geopolitical environments, including increased volatility in capital and commodity markets, rapid changes to regulatory conditions (including the use of sanctions), supply chain and operational challenges for multinational corporations, inflationary pressures and an increased risk of cybersecurity incidents.
COVID-19, Supply Chain Disruptions & Inflationary Cost Environment
Throughout 2022, our supply chain was, and continues to be, impacted by global issues related to the effects of the COVID-19 pandemic, the Russia-Ukraine conflict and the inflationary cost environment particularly with respect to materials in the semiconductor market, including part shortages, increased freight costs, diminished transportation capacity and labor constraints. This has resulted in disruptions in our supply chain, as well as difficulties and delays in procuring certain semiconductor components. Cost increases were driven by elevated lead times and increased material costs, in particular the need to purchase semiconductor components from alternative sources, including brokers. While we continued to navigate supply chain constraints in 2022, we anticipate the broader impact of inflationary pressures and increased material and supply chain costs and disruptions (including elevated costs to procure materials within the semiconductor market) to continue into 2023. However, we expect global transportation costs to improve in 2023 as compared to 2022. We are closely monitoring supply chain disruptions and continue to remain focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages. We also continue to actively manage our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, and we expect to maintain elevated levels of inventory until supply constraints have been remediated.
In order to combat rising inflation in the U.S., the Federal Reserve has raised interest rates multiple times since the beginning of 2022. The increase in U.S. dollar interest rates and overall market conditions led to significant strengthening of the U.S. dollar against many other global currencies in 2022. The strong U.S. dollar negatively impacted cash generated from our foreign operations in 2022, driven by revenues and costs that are denominated in foreign currencies. We expect fluctuations in the value of U.S. dollar relative to other currencies to continue to impact our operating cash flows and net earnings throughout 2023.
Although the macroeconomic environment continued to introduce challenges during 2022, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we expect that the impact to operating margin will be limited during 2023. While we were encouraged by strong backlog and growth in our Products and Systems Integration segment throughout 2022, which we expect to continue to grow during 2023, supply constraints continue to impact our business and we expect demand for our products will continue to outpace our ability to obtain semiconductor component supply throughout 2023. Where appropriate, we have taken pricing actions around our product and service offerings to mitigate our exposure to inflationary pressures on our businesses and benefited from these adjustments during 2022. We expect to further benefit from such adjustments throughout

2023. Further, demand continues to be supported with ongoing sources of government funding, including the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus. We experienced the positive impact of the ARPA funding on our business and results of operations throughout 2022 and anticipate that the ARPA will continue to have a positive impact on our business in 2023.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of December 31, 2022. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, as a result of the challenging market conditions described above, we evaluated whether there were any impairment indicators as of December 31, 2022, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of December 31, 2022, we concluded our assets were fairly stated and recoverable.
Recent Events
CMA Update
In October 2021, the United Kingdom’s ("the U.K.") Competition and Markets Authority (the "CMA") announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public emergency service agencies in Great Britain. In October 2022, the CMA published a provisional decision with its findings regarding competition and proposed remedies. We disagree with the CMA’s provisional decision and will continue to work with the CMA to demonstrate the value of the Airwave network and protect Airwave’s contractual position.
ESN Matters
During the year ended December 31, 2022, we signed a mutual agreement with the Home Office for us to exit the ESN communications systems contract early, inclusive of twelve months of transition services through the end of 2023. During the third quarter of 2022, we determined that the future service potential of the ESN communications systems contract was limited, based on the Company's intention to terminate the contract in advance of the contracted service term. We thus recorded a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the contract based on our expectation that, more likely than not, the ESN long-lived asset group would be disposed of significantly before the end of its previously estimated useful life. The impairment loss was recorded in the Software and Services segment within cost of sales in the Consolidated Statements of Operations. The recognized impairment loss represents the amount by which the carrying amount of the asset group exceeded the fair value under a measurement of discounted cash flows.
Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center	Software and Services	Rave Mobile Safety, Inc. ("Rave Mobile")	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022

Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022
Command Center	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021
Command Center	Software and Services	Callyo	Provider of cloud-based mobile applications for law enforcement in North America, including critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center.	$63 million, inclusive of share-based compensation of $3 million	August 28, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	Pelco, Inc.	Global provider of video security solutions, adding a broad range of products for a variety of commercial and industrial environments and use cases.	$110 million	July 31, 2020
Video Security and Access Control	Products and Systems Integration Software and Services	IndigoVision Group plc	Provider of video security solutions to enhance geographical reach across a wider customer base.	$37 million	June 16, 2020
LMR Communications	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, and managed services, including security monitoring of network operations.	$32 million	April 30, 2020
LMR Communications	Software and Services	Unnamed cybersecurity services business	Provider of vulnerability assessments, cybersecurity consulting, managed services, and remediation and response capabilities.	$40 million, inclusive of share-based compensation of $6 million	March 3, 2020

Climate Change
We expect that our operations and supply chain will become increasingly subject to federal, state, local and foreign laws, regulations and international treaties and industry standards relating to climate change. For example, in the European Union (the “EU”), the EU Corporate Sustainability Reporting Directive, Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce additional due diligence and disclosure requirements addressing sustainability that we expect will apply to us in the coming years.
Recently, in October 2021 the U.K.’s Cabinet Office began requiring companies bidding on contracts with the U.K. government that have a value of over £5m per year to have carbon reduction plans that contain a commitment to achieving net zero emissions by 2050 for U.K. operations. This requirement applies to our operations in the U.K. Although Motorola Solutions UK Ltd. and Airwave Solutions Ltd., our U.K. subsidiaries, each committed in early 2022 to achieving net zero emissions by 2050 for such entities' U.K. operations, this requirement and any similar future requirements and other increased regulation of climate change concerns could subject us to additional costs and restrictions, impact our competitive position or require us to make certain changes to our manufacturing practices and/or product designs.
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
As public safety needs continue to evolve, we anticipate growth opportunities within the command center as our Command Center suite covers the public safety workflow from "911 call to case closure" and management. We expect increased growth in our integrated software next generation core services and our cloud-based solutions, such as the PremierOne Cloud suite, as well as hybrid cloud solutions that provide a migration path from on-premises software solutions to cloud-connected capabilities.
Within Video, we expect growth across our portfolio of fixed and mobile security solutions embedded with advanced analytics and access control solutions. We believe drivers include expansion of traditional video sales beyond commercial customers to government and public safety customers. Additionally, we expect customers to continue to embrace analytics that convert video into data and the scalability of the cloud to run their operations, and we also expect continued expansion of offerings such as video-as-a-service and ACS.
Finally, we anticipate new opportunities from the investments we are making to integrate our LMR, Video and Command Center technologies into one unified ecosystem. We have made go-to-market and research and development investments in both Video and our Command Center technologies with growth in mind. We have made a number of acquisitions and we see opportunities to continue to rationalize costs within both segments of our business, further driving operating leverage in our businesses. We believe our integrated products and services for public and enterprise safety can enable strong collaboration by removing system silos, simplifying management and automating workflows.
While we anticipate growth in our business, we also expect to be impacted by a higher tax rate as we look forward, mainly based on lower continuing benefits from stock-based compensation and an increase in the tax rate in the U.K.
Refer to “Macroeconomic Events” set forth in this “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a further discussion of our outlook with respect to the continuing impact of certain macroeconomic events on our financial condition, results of operations and cash flows.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2022	% of Sales **	2021	% of Sales **	2020	% of Sales **
Net sales from products	$5,368		$4,606		$4,087
Net sales from services	3,744		3,565		3,327
Net sales	9,112		8,171		7,414
Costs of product sales	2,595	48.3%	2,104	45.7%	1,872	45.8%
Costs of services sales	2,288	61.1%	2,027	56.9%	1,934	58.1%
Costs of sales	4,883	53.6%	4,131	50.6%	3,806	51.3%
Gross margin	4,229	46.4%	4,040	49.4%	3,608	48.7%
Selling, general and administrative expenses	1,450	15.9%	1,353	16.6%	1,293	17.4%
Research and development expenditures	779	8.5%	734	9.0%	686	9.3%
Other charges	339	3.7%	286	3.5%	246	3.3%
Operating earnings	1,661	18.2%	1,667	20.4%	1,383	18.7%
Other income (expense):
Interest expense, net	(226)	(2.5)%	(208)	(2.5)%	(220)	(3.0)%
Gains (losses) on sales of investments and businesses, net	3	—%	1	—%	(2)	—%
Other, net	77	0.8%	92	1.1%	13	0.2%
Total other expense	(146)	(1.6)%	(115)	(1.4)%	(209)	(2.8)%
Net earnings before income taxes	1,515	16.6%	1,552	19.0%	1,174	15.8%
Income tax expense	148	1.6%	302	3.7%	221	3.0%
Net earnings	1,367	15.0%	1,250	15.3%	953	12.9%
Less: Earnings attributable to noncontrolling interests	4	—%	5	0.1%	4	0.1%
Net earnings*	$1,363	15.0%	$1,245	15.2%	$949	12.8%
Earnings per diluted common share*	$7.93		$7.17		$5.45
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic Market Sales by Locale of End Customer

	2022	2021	2020
North America	70%	68%	68%
International	30%	32%	32%
	100%	100%	100%

Results of Operations—2022 Compared to 2021
Net Sales

	Years ended December 31
(In millions)	2022	2021	% Change
Net sales from Products and Systems Integration	$5,728	$5,033	14%
Net sales from Software and Services	3,384	3,138	8%
Net sales	$9,112	$8,171	12%
The Products and Systems Integration segment’s net sales represented 63% of our net sales in 2022, compared to 62% in 2021. The Software and Services segment’s net sales represented 37% of our net sales in 2022, compared to 38% in 2021.
Net sales increased by $941 million, or 12%, compared to 2021. The 14% increase in net sales within the Products and Systems Integration segment was driven by a 15% increase in the North America region and a 10% increase in the International region. The 8% increase in the Software and Services segment was driven by a 14% increase in the North America region and consistent net sales within the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $53 million of revenue from acquisitions, driven by growth in LMR, inclusive of public safety LMR products and PCR, and Video; and
•an increase in the Software and Services segment, inclusive of $68 million of revenue from acquisitions, driven by an increase in Video, LMR services and Command Center; partially offset by
•$216 million from unfavorable currency rates.
Regional results included:
•a 15% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center; and
•a 5% increase in the International region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center.
Products and Systems Integration
The 14% increase in the Products and Systems Integration segment was driven by the following:
•$510 million, or 12% growth in public safety LMR products and PCR, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$185 million, or 22% growth in Video, inclusive of revenue from acquisitions, in both the North America and International regions;
•inclusive of $98 million from unfavorable currency rates.
Software and Services
The 8% increase in the Software and Services segment was driven by the following:
•$112 million, or 28% growth in Video, inclusive of revenue from acquisitions, driven by the North America region;
•$69 million, or 3% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America region; and
•$65 million, or 12% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $118 million from unfavorable currency rates.
Gross Margin

	Years ended December 31
(In millions)	2022	2021	% Change
Gross margin	$4,229	$4,040	5%
Gross margin was 46.4% of net sales in 2022 compared to 49.4% of net sales in 2021. The primary drivers of this decrease in gross margin as a percentage of net sales were:
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN services contract with the Home Office which we have executed an agreement to exit; and
•lower gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by increased direct material costs and freight costs, partially offset by pricing actions and higher sales volume.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2022	2021	% Change
Selling, general and administrative expenses	$1,450	$1,353	7%
SG&A expenses increased $97 million, or 7% in 2022 compared to 2021. SG&A expenses were 15.9% of net sales in 2022 compared to 16.6% of net sales in 2021. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses, higher share-based compensation and higher travel expenses.
Research and Development ("R&D") Expenditures

	Years ended December 31
(In millions)	2022	2021	% Change
Research and development expenditures	$779	$734	6%
R&D expenditures increased $45 million, or 6% in 2022 compared to 2021 primarily due to an investment in R&D, higher expenses associated with acquired businesses and higher share-based compensation. R&D expenditures were 8.5% of net sales in 2022 and 9.0% of net sales in 2021.
Other Charges

	Years ended December 31
(In millions)	2022	2021
Other charges	$339	$286
Other charges increased $53 million, or 19% in 2022 compared to 2021 primarily due to the following:
•$257 million of intangible asset amortization expense in 2022 compared to $236 million in 2021;
•$23 million of legal settlements in 2022 compared to $3 million in 2021;
•$24 million of operating lease asset impairments in 2022 compared to $10 million in 2021;
•$12 million of fixed asset impairments in 2022 that did not occur in 2021; and
•$23 million of charges for acquisition-related transaction fees in 2022 compared to $15 million in 2021; partially offset by
•$15 million of gain recoveries from the legal settlement under the Hytera bankruptcy proceedings in 2022 that did not occur in 2021; and
•$18 million of net reorganization of business charges in 2022 compared to $24 million in 2021 (see "Note 14: Reorganization of Businesses" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information.
Operating Earnings

	Years ended December 31
(In millions)	2022	2021
Operating earnings from Products and Systems Integration	$913	$760
Operating earnings from Software and Services	748	907
Operating earnings	$1,661	$1,667

Operating earnings decreased $6 million, or 0.4% in 2022 compared to 2021. The decrease in Operating earnings was due to:
•a $159 million decrease in the Software and Services segment from 2021 to 2022, primarily driven by a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN services contract with the Home Office which we have executed an agreement to exit; partially offset by
•a $153 million increase in the Products and Systems Integration segment from 2021 to 2022, driven by higher sales volume and increased pricing, partially offset by higher direct material costs and higher operating expenses. The increase in operating expenses was primarily driven by higher expenses associated with acquired businesses and $27 million higher share-based compensation expense, partially offset by a $15 million gain from Hytera legal recoveries.
Interest Expense, net

	Years ended December 31
(In millions)	2022	2021
Interest expense, net	$(226)	$(208)
The $18 million increase in net interest expense in 2022 compared to 2021 was a result of higher debt outstanding and the reversal of a non-cash interest accrual related to an international tax audit in 2021, partially offset by higher interest income earned on cash.
Gains (losses) on Sales of Investments and Businesses, net

	Years ended December 31
(In millions)	2022	2021
Gains (losses) on sales of investments and businesses, net	$3	$1
The net gains on sales of investments and businesses were primarily related to the sales of various equity investments.
Other, net

	Years ended December 31
(In millions)	2022	2021
Other, net	$77	$92
Other, net income decreased $15 million in 2022 compared to 2021 primarily due to:
•a $61 million loss on derivatives in 2022 compared to a $30 million loss on derivatives in 2021;
•a $30 million loss on fair value adjustments to equity investments in 2022 compared to an $8 million loss on fair value adjustments to equity investments in 2021; and
•a $3 million loss on equity method investments in 2022 compared to a $5 million gain on equity method investments in 2021; partially offset by
•$21 million gain on TETRA Ireland equity method investment in 2022 that did not occur in 2021;
•$37 million of foreign currency gains in 2022 compared to $17 million of foreign currency gains in 2021; and
•a $6 million loss on the extinguishment of long-term debt in 2022 compared to a $18 million loss on the extinguishment of long-term debt in 2021 (see "Note 5: Debt and Credit Facilities" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information).
Effective Tax Rate

	Years ended December 31
(In millions)	2022	2021
Income tax expense	$148	$302
Income tax expense decreased by $154 million in 2022 compared to 2021, for an effective tax rate of 9.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:

•a $77 million non-recurring net deferred tax benefit as a result of an intra-group transfer of certain intellectual property rights in 2022 (see "Note 7: Income Taxes" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information);
•$68 million of benefits due to the recognition of excess tax benefits on share-based compensation;
•a $59 million benefit from the foreign derived intangible income deduction; and
•a $47 million benefit due to a change in the Company's ability to utilize tax attribute carryforwards resulting in the partial release of valuation allowances.
Our effective tax rate in 2021 was 19.5%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•a $34 million benefit due to a change in the Company's ability to utilize tax attribute carryforwards resulting in the partial release of valuation allowances; and
•$32 million of benefits due to the recognition of excess tax benefits on share-based compensation.
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
Net sales increased by $757 million, or 10%, in 2021 compared to 2020. The 9% increase in net sales within the Products and Systems Integration segment was driven by a 9% increase in the North America region and an 8% increase in the International region. The 13% increase in the Software and Services segment was driven by a 14% increase in the North America region and a 11% increase in the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $89 million of revenue from acquisitions, driven by growth in LMR, inclusive of public safety LMR products and PCR, and Video;
•growth in the Software and Services segment, inclusive of $31 million of revenue from acquisitions, driven by an increase in LMR services, Video and Command Center; and
•$130 million from favorable currency rates.
Regional results include:
•a 11% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center; and
•a 9% increase in the International region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center.
Products and Systems Integration
The 9% increase in the Products and Systems Integration segment was driven by the following:
•$211 million, or 5% growth in public safety LMR products and PCR, driven by both the North America and International regions;
•$188 million, or 29% growth in Video, inclusive of revenue from acquisitions, in both the North America and International regions;
•inclusive of $60 million from favorable currency rates.
Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•$197 million, or 10% growth in LMR services, driven by both the North America and International regions;
•$112 million, or 39% growth in Video software, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$49 million, or 10% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $70 million from favorable currency rates.

Gross Margin

	Years ended December 31
(In millions)	2021	2020	% Change
Gross margin	$4,040	$3,608	12%
Gross margin was 49.4% of net sales in 2021 compared to 48.7% of net sales in 2020. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher gross margin contribution from sales growth and improved mix of service offerings, partially offset by higher employee incentive costs; and
•consistent gross margin as a percentage of net sales in the Products and Systems Integration segment as a result of favorable product mix and reduced reorganization of business charges, offset by an increase in employee incentive costs.
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
Research and Development Expenditures

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
•$10 million of operating lease asset impairments in 2021 that did not occur in 2020; and
•$15 million of charges for acquisition-related transaction fees in 2021 compared to $9 million in 2020; partially offset by
•$24 million of net reorganization of business charges in 2021 compared to $57 million in 2020 (see "Note 14: Reorganization of Businesses" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information);
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
Income tax expense increased by $81 million in 2021 compared to 2020, for an effective tax rate of 19.5%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•a $34 million benefit due to a change in the Company's ability to utilize tax attribute carryforwards resulting in the partial release of valuation allowances; and
•$32 million of benefits due to the recognition of excess tax benefits on share-based compensation.
Our effective tax rate in 2020 was 18.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$48 million of benefits due to the recognition of excess tax benefits on share-based compensation; and
•$28 million of benefits due to the recognition of increased prior and current R&D tax credits.
Reorganization of Businesses
In 2022, we recorded net reorganization of business charges of $36 million relating to the separation of 460 employees, of which 150 were indirect employees and 310 were direct employees. The $36 million of charges included $18 million recorded to Cost of sales and $18 million recorded to Other charges. Included in the aggregate $36 million were charges of $36 million for employee separation costs and $10 million for exit costs, partially offset by $10 million of reversals for accruals no longer needed.
During 2021, we recorded net reorganization of business charges of $32 million relating to the separation of 600 employees, of which 200 were indirect employees and 400 were direct employees. The $32 million of charges included $8 million recorded to Cost of sales and $24 million recorded to Other charges. Included in the aggregate $32 million were charges of $42 million for employee separation costs, partially offset by $10 million of reversals for accruals no longer needed.
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
The following table displays the net charges incurred by business segment due to such reorganizations:

Years ended December 31	2022	2021	2020
Products and Systems Integration	$21	$25	$69
Software and Services	15	7	17
	36	$32	$86
Cash payments for employee severance in connection with the reorganization of business plans were $34 million, $77 million, and $85 million in 2022, 2021, and 2020, respectively. The reorganization of business accruals for employee separation costs at December 31, 2022 were $26 million which we expect to pay within one year.
At January 1, 2022, we did not have an accrual for exit costs. There were $10 million of exit cost charges in 2022 related to our exit of the ESN contract with the Home Office. The $10 million of exit costs are recorded in Accrued liabilities in our Consolidated Balance Sheet at December 31, 2022, and are expected to be paid within one year.

Liquidity and Capital Resources

	Years Ended December 31
	2022	2021	2020
Cash flows provided by (used for):
Operating activities	$1,823	$1,837	$1,613
Investing activities	(1,387)	(742)	(437)
Financing activities	(906)	(429)	(966)
Effect of exchange rates on cash and cash equivalents	(79)	(46)	43
Increase (decrease) in cash and cash equivalents	$(549)	$620	$253
Cash and Cash Equivalents
At December 31, 2022, $879 million of our $1.3 billion cash and cash equivalents balance was held in the U.S. and $446 million was held in other countries, with $74 million held in the U.K.. Restricted cash was $2 million at each of December 31, 2022 and December 31, 2021.
In 2022, we repatriated $378 million in cash to the U.S. from international jurisdictions. We routinely repatriate a portion of non-U.S. earnings each year. We have recorded income tax expense for foreign withholding tax and distribution taxes on such earnings and, under current U.S. tax laws, do not expect to incur material incremental U.S. tax on repatriation.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay due to local country approvals.
Operating Activities
The decrease in operating cash flows from 2021 to 2022 was driven by:
•an increase in working capital, inclusive of higher inventory;
•higher employee incentive costs; and
•$50 million of higher income tax payments; partially offset by
•higher earnings.
The increase in operating cash flows from 2020 to 2021 was driven by:
•an increase in operating earnings as a result of higher sales volume; partially offset by
•$76 million of higher income tax payments.
Investing Activities
The increase in net cash used for investing activities from 2021 to 2022 was primarily due to:
•$656 million increase in acquisitions and investments, driven by acquisitions of $1.2 billion in 2022 compared to $521 million in 2021;
•$30 million increase in sales of investments in 2022 compared to 2021; and
•$13 million increase in capital expenditures in 2022 compared to 2021.
The increase in net cash used for investing activities from 2020 to 2021 was primarily due to:
•$234 million increase in acquisitions and investments, driven by acquisitions of $521 million in 2021 compared to $287 million in 20201;
•$50 million decrease in proceeds from the sale of property, plant and equipment in 2020 that did not recur in 2021; and
•$26 million increase in capital expenditures in 2021 compared to 2020 due to higher expenditures for the Airwave and ESN networks.
Financing Activities
The increase in cash used for financing activities in 2022 compared to cash used for financing activities in 2021 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" in this section below):
•$836 million used for purchases under our share repurchase program in 2022 compared to $528 million in 2021; and

•$530 million cash used for the payment of dividends in 2022 compared to $482 million in 2021; partially offset by
•$595 million net proceeds from the issuance of $600 million of 5.6% senior notes due 2032 in the second quarter of 2022, which was subsequently used to repurchase $275 million principal amount of our 4.0% senior notes due 2024 for a purchase price of $279 million, excluding $3 million of accrued interest.
The decrease in cash used for financing activities in 2021 compared to cash used for financing activities in 2020 was driven by:
•$844 million net proceeds from the issuance of $850 million of 2.75% senior notes due 2031 in the second quarter of 2021, which was subsequently used to repurchase $324 million principal amount of our 3.5% senior notes due 2023 for a purchase price of $341 million, excluding $3 million of accrued interest; and
•$528 million used for purchases under our share repurchase program in 2021 compared to $612 million in 2020; partially offset by
•$482 million cash used for the payment of dividends in 2021 compared to $436 million in 2020.
Sales of Receivables
We may choose to sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2022, 2021, and 2020:

Years ended December 31	2022	2021	2020
Contract-specific discounting facility	49	$211	$228
Accounts receivable sales proceeds	179	56	74
Long-term receivables sales proceeds	204	248	181
Total proceeds from receivable sales	$432	$515	$483
During the year ended December 31, 2022, we utilized and fully repaid a cost-efficient receivable discounting facility, implemented in 2020, to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe. Both the proceeds and repayment of our receivable sales are included in "Operating Activities" within our Consolidated Statements of Cash Flows.
At December 31, 2022, the Company had retained servicing obligations for $891 million of long-term receivables, compared to $940 million of long-term receivables at December 31, 2021. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding long-term debt of $6.0 billion and $5.7 billion, including the current portions of $1 million and $5 million, at December 31, 2022 and December 31, 2021, respectively.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 (the "Senior Convertible Notes"). Interest on these notes is payable semiannually. The Senior Notes became fully convertible on September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. We adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method of adoption. As a result of the adoption of this ASU, the Senior Convertible Notes are accounted as a single liability measured at its amortized cost, given the embedded conversion feature does not require bifurcation and recognition as a derivative. Upon adoption of this ASU, amounts previously recognized in additional paid-in capital from the original embedded conversion feature of $10 million were reclassified to retained earnings. Refer to "Note 1: Summary of Accounting Policies" in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion regarding the effect of the adoption of ASU 2020-06.
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
In May of 2022, we issued $600 million of 5.6% senior notes due 2032. We recognized net proceeds of $595 million after debt issuance costs and discounts. A portion of these proceeds was then used to repurchase $275 million in principal amount of the Company's 4.0% senior notes due 2024 pursuant to a cash tender offer, for a purchase price of $279 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, we recognized a loss of $6 million related to the tender offer in Other, net within Other income (expense) in our Consolidated Statements of Operations.
We have an unsecured commercial paper program, backed by the revolving credit facility described below, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2022, we had no outstanding debt under the commercial paper program.
Credit Facilities
As of December 31, 2022, we had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2022. Subsequent to year end, on February 8, 2023, we entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR).
Share Repurchase Program
Through a series of actions, the Board of Directors has authorized an aggregate share repurchase amount of up to $16.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2022, we used approximately $14.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.3 billion of authority available for future repurchases.
Our share repurchases, including transaction costs, for 2022, 2021, and 2020 are summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2022	3.7	$225.00	$836
2021	2.5	208.41	528
2020	3.9	155.93	612
Dividends
We paid cash dividends to holders of our common stock of $530 million in 2022, $482 million in 2021, and $436 million in 2020. On January 13, 2023, we paid an additional $148 million in cash dividends to holders of our common stock.
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
We do not anticipate a material decrease to net future cash flows generated from operations. We expect to use our available cash, investments, and debt facilities to support and invest in our business. This includes investing in our existing products and technologies, seeking new acquisition opportunities related to our strategic growth initiatives and returning cash to shareholders through common stock cash dividend payments (subject to the discretion of our Board of Directors) and share repurchases. Refer also to “Macroeconomic Events” of this section of Form 10-K for a discussion of the impact of macroeconomic events on our liquidity, as well as "Part I. Item 1A. Risk Factors" for further discussion regarding access to the capital markets.

Material Cash Requirements from Contractual and Other Obligations
Summarized in the table and text below are our short-term (within the next twelve months) and long-term material cash requirements as of December 31, 2022, which we expect to fund with a combination of operating cash flows, existing cash balances or, as needed, borrowings under new or existing debt:

	Payments Due by Period
(in millions)	Short-term	Long-term
Long-term debt obligations, gross(1)	$1	$6,061
Lease obligations(2)	137	456
Purchase obligations(3)	131	175
Total obligations	$269	$6,692
(1)Amounts included represent the estimated principal payments applicable to outstanding debt. Refer to "Note 5: Debt and Credit Facilities" in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for discussion related to our long-term debt obligations.
(2)We lease certain office, factory and warehouse space, land, and other equipment, principally under non-cancelable operating leases. We are evaluating our real estate needs in order to identify opportunities to reduce long-term cash requirements for office space where practicable. Refer to "Note 3: Leases" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further discussion of these material lease obligations.
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
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $65 million at December 31, 2022 and $56 million at December 31, 2021.
Critical Accounting Estimates
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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following discussion addresses the Company’s most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
For system contracts accounted for over time using estimated costs as a measure of performance completed, we rely on estimates around the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. We have a standard and disciplined quarterly process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of work to be performed, the availability and cost of materials, and performance by subcontractors, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
Retirement Benefits
Our benefit obligations and net periodic pension costs (benefits) associated with our domestic noncontributory pension plans (“U.S. Pension Benefit Plans”), our foreign noncontributory pension plans (“Non-U.S. Plans”), as well as our domestic postretirement health care plan (“Postretirement Health Care Benefits Plan”), are determined using actuarial assumptions. The assumptions are based on management’s best estimates, after consulting with outside investment advisors and actuaries.
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
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost (benefit) and the net postretirement health care benefit. Our investment return assumption for the U.S. Pension Benefit Plans was 6.76% in 2022 and 6.75% in 2021. Our investment return assumption for the Postretirement Health Care Benefits Plan was 6.90% in 2022 and 6.75% in 2021. Our weighted average investment return assumption for the Non-U.S. Plans was 4.78% in 2022 and 4.54% in 2021. For the U.S. Pension Benefit Plans, a 25 bps increase in expected return on plan assets would result in $9 million of additional net periodic pension benefit and a 25 bps decrease would result in a $9 million reduction in net periodic pension benefit. The impact of a similar increase or decrease on the Non-U.S. Plans and the Postretirement Health Care Benefits Plan would be de minimis.
A second key assumption is the discount rate. The discount rate assumptions used for the U.S. Pension Benefit Plans, the Non-U.S. Plans and the Postretirement Health Care Benefits Plan reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. Pension Benefit Plan obligations were 5.20% and 2.98% at December 31, 2022 and 2021, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 4.6% and 1.82% at December 31, 2022 and 2021, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 5.10% and 2.78% at December 31, 2022 and 2021, respectively.
A change in our discount rate on the Postretirement Health Care Benefits Plan would be de minimis. The effects of a change in the discount rate on the projected benefit obligation for both the U.S. and Non-U.S. Pension Benefit Plans are as follows:

		2022 Projected Benefit Obligation Increase / (Decrease)
(in millions)		U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans
Discount rate	25 bps increase	$(111)	$(3)
	25 bps decrease	117	3
Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized losses changes from the average remaining service period to the average remaining lifetime of the participant. As such, depending on the specific plan, we amortize gains and losses over periods ranging from nine to twenty-seven years. Prior service costs are being amortized over periods ranging from one to seventeen years. Benefits under all pension plans are valued based on the projected unit credit cost method.
Valuation and Recoverability of Goodwill
We assess the recorded amount of goodwill for recovery on an annual basis as of the last day of the third quarter of each fiscal year. Goodwill is assessed more frequently if an event occurs or circumstances change that would indicate it is more-likely-than-not that the fair value of a reporting unit is below its carrying amount. We continually assess whether any such events and circumstances have occurred, which requires a significant amount of judgment. Such events and circumstances may include: (i) adverse changes in macroeconomic conditions, (ii) adverse changes in the industry or market in which we transact, (iii) changes in cost factors negatively impacting earnings and cash flows, (iv) negative or declining overall financial performance, (v) events affecting the carrying value or composition of a reporting unit, or (vi) a sustained decrease in share price, among others. Any such adverse event or change in circumstances could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
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
In the fiscal year 2022, we elected to perform a quantitative assessment of goodwill for impairment. The quantitative assessment involved the assignment of assets and liabilities to each of our reporting units and an assessment of the fair value of each of our reporting units. We utilized an income approach (discounted cash flows) to estimate the fair value of each reporting unit which was corroborated by market multiples when available and as appropriate. Key assumptions in the quantitative analysis included revenue growth rates (including long-term growth rates for terminal value assumptions), operating margin estimates, discount rates, and where applicable, the comparable multiples from publicly traded companies in our industry. The quantitative test indicated all reporting units had fair values in excess of their carrying values, and no impairment of goodwill was identified as a result of our annual testing conducted in 2022.
We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2021 and 2020. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value and entity-specific events. For fiscal years 2021 and 2020, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt as interest rate fluctuations impact the fair value of our long-term debt. As of December 31, 2022, we had $6.0 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates. A hypothetical 10% decrease in interest rates as of the end of 2022 would have increased the fair value of our debt by approximately $118 million at December 31, 2022. See "Note 5: Debt and Credit Facilities" to the consolidated financial statements included in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our long-term debt.
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
We had outstanding foreign exchange contracts totaling $1.1 billion at the end of each of December 31, 2022 and 2021. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2022 and the corresponding positions as of December 31, 2021:

	Notional Amount
Net Buy (Sell) by Currency	2022	2021
British pound	$290	$128
Euro	185	164
Australian dollar	(130)	(76)
Chinese renminbi	(61)	(89)
Brazilian real	(44)	(23)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Currently, our derivative financial instruments consist primarily of currency forward contracts. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, accounts payable and accounts receivable. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates at December 31, 2022 would reduce the value of those monetary assets and liabilities by approximately $76 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Motorola Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Estimated Costs to Complete System Contracts
As described in Note 1 to the consolidated financial statements, $1.8 billion of the Company’s total revenues for the year ended December 31, 2022 was generated from System contracts. The Company recognizes revenue on a significant portion of System contracts on an over-time basis, electing an input method of estimated costs as a measure of performance completed. For contracts accounted for over-time using estimated costs as a measure of performance completed, the Company relies on estimates of the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. As disclosed by management, management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgments about the ability and the cost to achieve the project schedule, technical requirements, and other contract requirements.
The principal considerations for our determination that performing procedures relating to the estimated costs to complete system contracts is a critical audit matter are the significant judgments by management when developing the Estimated Costs at Completion, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s estimates related to management’s judgments about the cost to achieve the project schedule, technical requirements, and other contract requirements.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2023
We have served as the Company’s auditor since 2018.

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2022	2021	2020
Net sales from products	$5,368	$4,606	$4,087
Net sales from services	3,744	3,565	3,327
Net sales	9,112	8,171	7,414
Costs of products sales	2,595	2,104	1,872
Costs of services sales	2,288	2,027	1,934
Costs of sales	4,883	4,131	3,806
Gross margin	4,229	4,040	3,608
Selling, general and administrative expenses	1,450	1,353	1,293
Research and development expenditures	779	734	686
Other charges	339	286	246
Operating earnings	1,661	1,667	1,383
Other income (expense):
Interest expense, net	(226)	(208)	(220)
Gains (losses) on sales of investments and businesses, net	3	1	(2)
Other, net	77	92	13
Total other expense	(146)	(115)	(209)
Net earnings before income taxes	1,515	1,552	1,174
Income tax expense	148	302	221
Net earnings	1,367	1,250	953
Less: Earnings attributable to noncontrolling interests	4	5	4
Net earnings attributable to Motorola Solutions, Inc.	$1,363	$1,245	$949
Earnings per common share:
Basic:	$8.14	$7.36	$5.58
Diluted:	7.93	7.17	5.45
Weighted average common shares outstanding:
Basic	167.5	169.2	170.0
Diluted	171.9	173.6	174.1
Dividends declared per share	$3.25	$2.92	$2.63
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2022	2021	2020
Net earnings	$1,367	$1,250	$953
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(155)	(24)	50
Defined benefit plans	(1)	91	(56)
Total other comprehensive income (loss), net of tax	(156)	67	(6)
Comprehensive income	1,211	1,317	947
Less: Earnings attributable to noncontrolling interests	4	5	4
Comprehensive income attributable to Motorola Solutions, Inc.	$1,207	$1,312	$943
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2022	2021
ASSETS
Cash and cash equivalents	$1,325	$1,874
Accounts receivable, net	1,518	1,386
Contract assets	974	1,105
Inventories, net	1,055	788
Other current assets	383	259
Total current assets	5,255	5,412
Property, plant and equipment, net	927	1,042
Operating lease assets	485	382
Investments	147	209
Deferred income taxes	1,036	916
Goodwill	3,312	2,565
Intangible assets, net	1,342	1,105
Other assets	310	558
Total assets	$12,814	$12,189
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$1	$5
Accounts payable	1,062	851
Contract liabilities	1,859	1,650
Accrued liabilities	1,638	1,557
Total current liabilities	4,560	4,063
Long-term debt	6,013	5,688
Operating lease liabilities	419	313
Other liabilities	1,691	2,148
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/22—168.5; 12/31/21—169.6
Outstanding shares: 12/31/22—167.5; 12/31/21—168.7
Additional paid-in capital	1,306	987
Retained earnings	1,343	1,350
Accumulated other comprehensive loss	(2,535)	(2,379)
Total Motorola Solutions, Inc. stockholders’ equity (deficit)	116	(40)
Noncontrolling interests	15	17
Total stockholders’ equity (deficit)	131	(23)
Total liabilities and stockholders’ equity (deficit)	$12,814	$12,189
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2020	171.0	$501	$(2,440)	$1,239	$17
Net earnings				949	4
Other comprehensive loss			(6)
Issuance of common stock and stock options exercised	3.1	131
Share repurchase program	(3.9)			(612)
Share-based compensation expenses		129
Dividends paid to noncontrolling interest in subsidiary common stock					(4)
Dividends declared				(449)
Balance as of December 31, 2020	170.2	$761	$(2,446)	$1,127	$17
Net earnings				1,245	5
Other comprehensive income			67
Issuance of common stock and stock options exercised	1.9	99
Share repurchase program	(2.5)			(528)
Share-based compensation expenses		129
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(494)
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				1,363	4
Other comprehensive loss			(156)
Issuance of common stock and stock options exercised	2.6	157
Share repurchase program	(3.7)			(836)
Share-based compensation expenses		172
Dividends paid to noncontrolling interest in subsidiary common stock					(6)
Dividends declared				(544)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2022	2021	2020
Operating
Net earnings	$1,367	$1,250	$953
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	440	438	409
Non-cash other charges (income)	23	3	(13)
Loss on ESN fixed asset impairment	147	—	—
Share-based compensation expense	172	129	129
Loss (gains) on sales of investments and businesses, net	(3)	(1)	2
Losses from the extinguishment of long-term debt	6	18	56
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(112)	3	90
Inventories	(242)	(284)	(14)
Other current assets and contract assets	(1)	(205)	167
Accounts payable, accrued liabilities, and contract liabilities	451	578	(116)
Other assets and liabilities	(91)	(126)	(25)
Deferred income taxes	(334)	34	(25)
Net cash provided by operating activities	1,823	1,837	1,613
Investing
Acquisitions and investments, net	(1,177)	(521)	(287)
Proceeds from sales of investments	46	16	11
Capital expenditures	(256)	(243)	(217)
Proceeds from sales of property, plant and equipment	—	6	56
Net cash used for investing activities	(1,387)	(742)	(437)
Financing
Net proceeds from issuance of debt	595	844	892
Repayment of debt	(285)	(353)	(914)
Repayment of unsecured revolving credit facility draw	—	—	(800)
Proceeds from unsecured revolving credit facility draw	—	—	800
Revolving credit facility renewal fees	—	(7)	—
Issuances of common stock	156	102	108
Purchases of common stock	(836)	(528)	(612)
Payment of dividends	(530)	(482)	(436)
Payment of dividends to noncontrolling interest	(6)	(5)	(4)
Net cash used for financing activities	(906)	(429)	(966)
Effect of exchange rate changes on cash and cash equivalents	(79)	(46)	43
Net increase (decrease) in cash and cash equivalents	(549)	620	253
Cash and cash equivalents, beginning of period	1,874	1,254	1,001
Cash and cash equivalents, end of period	$1,325	$1,874	$1,254
Supplemental Cash Flow Information
Cash paid during the period for:
Interest, net	$226	$207	$217
Income and withholding taxes, net of refunds	$307	$257	$181
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
The consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
The Products and Systems Integration segment is comprised of devices, systems, and systems integration for our Land Mobile Radio Communication ("LMR" or "LMR Communications") and Video Security and Access Control ("Video") technologies. Direct customers of the Products and Systems Integration segment are typically government, public safety agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission-critical needs. Indirect customers are defined as customers purchasing professional and commercial radios and video security, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications networks and video security are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations. For Products and Systems Integration sales, the Company records consideration from shipping and handling on a gross basis within Net sales.
LMR and Video devices include two-way portable and vehicle-mounted radios, fixed video cameras and accessories. Devices are considered capable of being distinct and distinct within the context of the Company's contracts. Revenue is recognized upon the transfer of control of the devices to the customer at a point in time, typically consistent with delivery under the applicable shipping terms. Devices are sold by both the direct sales force and through reseller partners. Revenue is generally recognized upon transfer of devices to reseller partners, rather than the end-customer, except for limited consignment arrangements. Provisions for returns and reseller discounts are made on a portfolio basis using historical data.
The Products and Systems Integration segment includes both customized radio networks and video security solutions, including the integration of these networks with devices, software, and applications within both LMR and Video technologies. For systems contracts, revenue for the year ended December 31, 2022 was $1.8 billion compared to $1.9 billion for the year ended December 31, 2021 and $1.8 billion for the year ended December 31, 2020. The networks include the aggregation of promises to the customer to provide i) a radio network core and central processing software, base stations, consoles, and repeaters or ii) a video security solution including video analytics, network video management hardware and software, and access control solutions. The individual promises within a radio network contract are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The radio network represents a distinct performance obligation for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Products and Systems Integration revenue for radio network systems is recognized over an average duration of approximately one to two years. Individual promises of the video security solution are capable of being distinct and distinct in the context of the contract. Video security solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Revenue is recognized upon the transfer of control of the video solution to the reseller partners, typically upon shipment.
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
Software offerings primarily include Command Center and Video software and services which can be delivered either “as a service” or on-premise. Solutions delivered as a service consist of a range of promises including hosted software, technical support and the right to unspecified future software enhancements. Software is not distinct from the hosting service since the customer does not have the right to take possession of the software at any time during the term of the arrangement. The hosted software, technical support, and right to unspecified future software enhancements each represent a series of distinct services that are delivered concurrently using the same over-time method. As such, the promises are accounted for as a single performance obligation with revenue recognized on a straight-line basis.
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
The Company accounts for certain system contracts without an alternative use on an over-time basis, electing an input method of estimated costs as a measure of performance completed. The selection of the measurement of progress using estimated costs was based on a thorough consideration of alternatives of various output and input measures, including contract milestones and labor hours. However, the Company has determined that other input and output measures are not an appropriate measure of progress as they do not accurately align with the transfer of control on its customized systems. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
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
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $2 million at each of December 31, 2022 and December 31, 2021.
Investments: The Company generally invests in debt and equity securities of a strategic nature.
The Company applies the equity method of accounting for equity investments if the Company has significant influence over the issuing entity. The Company’s share of the investee’s underlying net income or loss is recorded to Other, net within Other income (expense).
Equity securities with readily determinable fair values are carried at fair value with changes in fair value recorded in Other, net within Other income (expense). Equity securities without readily determinable fair values are carried at cost, less impairments, if any, and adjusted for observable price changes for the identical or a similar investment of the same issuer. The Company performs a qualitative impairment assessment to determine if such investments are impaired. The qualitative assessment considers all available information, including declines in the financial performance of the issuing entity, the issuing entity’s operating environment, and general market conditions. Impairments of equity securities without readily determinable fair values are recorded to Other, net within Other income (expense).
Investments in debt securities are classified as available-for-sale and held-to-maturity on the basis of the Company’s intent and ability to hold the investments. Investments classified as available-for-sale are carried at fair value with changes reflected in other comprehensive income. Any credit-related impairment is recognized through an allowance for expected credit losses, and adjusted subsequently if conditions change, with a corresponding impact in earnings. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. Investments classified as held-to-maturity are carried at amortized cost less allowance for credit losses recorded within Other, net within Other income (expense).
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
Goodwill and Intangible Assets: Goodwill is assessed for impairment at least annually at the reporting unit, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value level. The Company performs its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year, typically through a qualitative assessment. Indicators of impairment include: (i) macroeconomic conditions, (ii) industry and market conditions, (iii) cost factors, including product and selling, general and administrative costs, (iv) overall financial performance of the Company, (v) changes in share price, and (vi) other relevant company-specific events. If it is determined that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. A quantitative assessment includes the assignment of assets and liabilities to each of the Company's reporting units and an assessment of the fair value of each of the Company's reporting units. The Company estimates the fair value of each reporting utilizing an income approach (discounted cash flows) to estimate the fair value of each reporting unit, which is corroborated by market multiples when available and as appropriate. Key assumptions in the quantitative analysis include revenue growth rates (including long-term growth rates for terminal value assumptions), operating margin estimates, discount rates, and where applicable, the comparable multiples from publicly traded companies in the Company's industry.
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
Foreign Currency: Certain non-U.S. operations within the Company use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheet. For those operations that have transactions denominated in local currency which differs from functional currency, transactions denominated in the local currency are measured in their functional currency using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s Consolidated Statements of Operations.
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
Earnings Per Share: The Company calculates its basic earnings per share based on the weighted-average number of common shares issued and outstanding. Net earnings attributable to Motorola Solutions, Inc. is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net earnings attributable to Motorola Solutions, by the sum of the weighted-average number of common shares used in the basic earnings per share calculation and the weighted-average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings per share calculation. Both basic and diluted earnings per share amounts are calculated for net earnings attributable to Motorola Solutions for all periods presented.
Share-Based Compensation Costs: The Company grants share-based compensation awards and offers an employee stock purchase plan. The amount of compensation cost for these share-based awards is generally measured based on the fair value of the awards as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair values of stock options and stock appreciation rights are generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk-free rate, dividend yield, and expected life. Performance-based stock options, performance stock units, and market stock units vest based on market conditions and are therefore measured under a Monte Carlo simulation in order to simulate a range of possible future unit prices for Motorola Solutions over the performance period. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.
Defined Benefit Plans: The Company records annual expenses relating to its defined benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from nine to twenty-seven years. Prior service costs will be amortized over periods ranging from one to seventeen years. Benefits under all pension plans are valued based on the projected unit credit cost method. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
The benefit obligation and plan assets for the Company's defined benefit plans are presented on a net basis according to the plans' net funded status and measured as of December 31, 2022.
Recent Acquisitions:
On December 14, 2022, the Company acquired Rave Mobile Safety, Inc. ("Rave Mobile"), a leader in mass notification and incident management, for $553 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. This acquisition complements the Company's portfolio with a platform specifically designed to help organizations and public safety agencies communicate and collaborate during emergencies. The business is a part of the Software and Services segment.
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
On October 29, 2021, the Company acquired Envysion, Inc. ("Envysion"), a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy as a global leader in end-to-end video security solutions. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
On July 15, 2021, the Company acquired Openpath Security Inc. ("Openpath"), a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years.This acquisition expands the Company's ability to combine video security and access control solutions within Video to help support enterprise customers. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
On August 28, 2020, the Company acquired the Callyo business ("Callyo"), a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to the Company's existing Command Center suite critical mobile technological capabilities that enable information to flow seamlessly from the field to the command center. The business is a part of the Software and Services segment.
On July 31, 2020, the Company acquired Pelco, Inc. ("Pelco"), a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates the Company's continued investment in Video, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The business is part of both the Products and Systems Integration segment and the Software and Services segment.
On June 16, 2020 the Company acquired IndigoVision Group plc ("IndigoVision") for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's Video technology, providing enhanced geographical reach across a wider customer base. The business is a part of both the Products and Systems Integration segment and the Software and Services segment.
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

Recent Accounting Pronouncements:
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires disclosures to enhance transparency about an entity’s use of supplier finance programs. The amendments require a buyer that uses supplier finance programs to disclose the program’s key terms, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. The ASU became effective for the Company on January 1, 2023, including interim periods, with early adoption permitted. The Company does not expect the adoption to have a material impact on its financial statements and disclosures.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method of adoption. As a result of the adoption of this ASU, the Company's $1 billion of 1.75% senior convertible notes due 2024 issued to Silver Lake Partners (the "Senior Convertible Notes") are accounted as a single liability measured at its amortized cost, given the embedded conversion feature does not require bifurcation and recognition as a derivative. Upon adoption of this ASU, amounts previously recognized in additional paid-in capital from the original embedded conversion feature of $10 million were reclassified to retained earnings. The Company uses the if-converted method as required under ASU No. 2020-06 to determine the dilutive effect of the convertible instrument. Refer to Note 4, "Other Financial Data" to our consolidated financial statements included in this "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for the effect of the Senior Convertible Notes on diluted earnings per common share.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
In January 2023, the Company began using Command Center as a naming convention, eliminating the "Software" descriptor from Command Center Software in order to inform investors that the Company has software components more broadly across all technologies; this name change does not require any financial information to be reclassified from previous periods.
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the years ended December 31, 2022, 2021 and 2020, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of reportable segments:

	Years Ended
	2022			2021			2020
(in millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions
North America	$4,286	$2,088	$6,374	$3,723	$1,838	$5,561	$3,418	$1,606	$5,024
International	1,442	1,296	2,738	1,310	1,300	2,610	1,216	1,174	2,390
	$5,728	$3,384	$9,112	$5,033	$3,138	$8,171	$4,634	$2,780	$7,414

Major Products and Services
LMR Communications	$4,713	$2,274	$6,987	$4,203	$2,205	$6,408	$3,992	$2,008	$6,000
Video	1,015	508	1,523	830	396	1,226	642	285	927
Command Center	—	602	602	—	537	537	—	487	487
	$5,728	$3,384	$9,112	$5,033	$3,138	$8,171	$4,634	$2,780	$7,414

Customer Type
Direct	$3,368	$3,057	$6,425	$3,147	$2,842	$5,989	$2,991	$2,558	$5,549
Indirect	2,360	327	2,687	1,886	296	2,182	1,643	222	1,865
	$5,728	$3,384	$9,112	$5,033	$3,138	$8,171	$4,634	$2,780	$7,414
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of December 31, 2022 was $9.5 billion. A total of $4.9 billion was from Products and Systems Integration performance obligations that were not yet satisfied, of which $2.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.6 billion was from Software and Services performance obligations that were not yet satisfied as of December 31, 2022. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.6 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
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

Contract Balances

December 31 (in millions)	2022	2021	2020
Accounts receivable, net	$1,518	$1,386	$1,390
Contract assets	974	1,105	933
Contract liabilities	1,859	1,650	1,554
Non-current contract liabilities	363	306	283
Revenue recognized during the year ended December 31, 2022 which was previously included in Contract liabilities as of January 1, 2022 was $1.1 billion, compared to $1.0 billion of revenue recognized during the year ended December 31, 2021 which was previously included in Contract liabilities as of January 1, 2021, and $946 million of revenue recognized during the year ended December 31, 2020 which was previously included in Contract liabilities as of January 1, 2020. Revenue of $26 million was reversed during the year ended December 31, 2022 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $4 million during the year ended December 31, 2021 and $53 million during the year ended December 31, 2020.
There have been no material expected credit losses recognized on contract assets during the year ended December 31, 2022.
Contract Cost Balances

December 31 (in millions)	2022	2021	2020
Current contract cost assets	$61	$30	$23
Non-current contract cost assets	130	124	105
Contract cost assets represent incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one year to eight years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $62 million for the year ended December 31, 2022, compared to $52 million as of the year ended December 31, 2021 and $49 million as of the year ended December 31, 2020.

3.    Leases
The Company leases certain office, factory and warehouse space, land and other equipment, principally under non-cancelable operating leases.
Components of Lease Expense

(in millions)	December 31, 2022	December 31, 2021
Lease expense:
Operating lease cost	$130	$133
Finance lease cost
Amortization of right-of-use assets	$6	$10

Short-term lease cost	$1	$2
Variable cost	33	36
Sublease income	(5)	(7)
Net lease expense	$165	$174

Lease Assets and Liabilities

(in millions)	Statement Line Classification	December 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$485	$382
Finance lease assets	Property, plant, and equipment, net	9	16
		$494	$398
Current liabilities:
Operating lease liabilities	Accrued liabilities	$118	$124
Finance lease liabilities	Current portion of long-term debt	1	4
		$119	$128
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$419	$313
Other Information Related to Leases

(in millions)	December 31, 2022	December 31, 2021
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$145	$145
Net cash used for operating activities related to finance leases	—	—
Net cash used for financing activities related to finance leases	4	11
Assets obtained in exchange for lease liabilities:
Operating leases	$221	$40
During the year ended December 31, 2022 the Company recorded $150 million of assets obtained in exchange for lease liabilities due to an assumption that it is reasonably certain that renewal options will be extended on its radio tower site leases operated within the Airwave radio network consistent with the contract extension of the radio communication services through 2026. In addition, assets obtained in exchange for lease liabilities of $34 million were recorded in connection with the Company's acquisition of TETRA Ireland on March 23, 2022.

	December 31, 2022	December 31, 2021
Weighted average remaining lease terms (years):
Operating leases	5	6
Finance leases	1	1
Weighted average discount rate:
Operating leases	4.07%	3.11%
Finance leases	3.23%	3.99%
Future Lease Payments

December 31 (in millions)	Operating Leases	Finance Leases	Total
2023	$137	$1	$138
2024	125	—	125
2025	108	—	108
2026	93	—	93
2027	50	—	50
Thereafter	80	—	80
Total lease payments	$593	$1	$594
Less: Interest	56	—	56
Present value of lease liabilities	$537	$1	$538

4.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31 (in millions)	2022	2021	2020
Other charges (income):
Intangibles amortization (Note 15)	$257	$236	$215
Reorganization of businesses (Note 14)	18	24	57
Legal Settlements	23	3	9
Fixed asset impairments	12	—	5
Gain on sale of property, plant, and equipment	—	—	(50)
Operating lease asset impairments	24	10	—
Acquisition-related transaction fees	23	15	9
Gain on Hytera legal settlement	(15)	—	—
Other	(3)	(2)	1
	$339	$286	$246
During the year ended December 31, 2022, the Company recognized a gain of $15 million related to the recovery, through legal proceedings to seize and liquidate assets, of financial receivables owed to the Company by the bankruptcy estate of two U.S. subsidiaries of Hytera Communications Corporation Limited of Shenzhen, China. Refer also to "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our consolidated financial statements included in this "Part I, Item 8.Financial Statements and Supplementary Data" of this Form 10-K for additional information related to these proceedings.
During the year ended December 31, 2022, the Company recognized $24 million of operating lease asset impairments primarily relating to the Company's reduction of its corporate real estate footprint. This loss has been recognized in Other charges in the Company's Consolidated Statements of Operations. During the year ended December 31, 2020, the Company recorded a $50 million gain on the sale of a manufacturing facility in Europe.
Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31 (in millions)	2022	2021	2020
Interest expense, net:
Interest expense	$(240)	$(215)	$(233)
Interest income	14	7	13
	$(226)	$(208)	$(220)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$123	$123	$81
Loss from the extinguishment of long-term debt (Note 5)	(6)	(18)	(56)
Investment impairments	(1)	—	(4)
Foreign currency gain (loss)	37	17	(44)
Gain (loss) on derivative instruments	(61)	(30)	25
Gains (loss) on equity method investments	(3)	5	3
Fair value adjustments to equity investments	(30)	(8)	6
Gain on TETRA Ireland equity method investment	21	—	—
Other	(3)	3	2
	$77	$92	$13
The Company previously held a minority ownership interest in TETRA Ireland, and, upon acquisition of 100% of the equity of TETRA Ireland on March 23, 2022, recorded a $21 million gain to adjust the Company's initial equity method investment to fair value during the year ended December 31, 2022. Refer to "Note 15:" Intangible Assets and Goodwill" to the Company's consolidated financial statements included in this "Part II.Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information related to this acquisition.

Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Net Earnings
Years ended December 31	2022	2021	2020
Basic earnings per common share:
Earnings	$1,363	$1,245	$949
Weighted average common shares outstanding	167.5	169.2	170.0
Per share amount	$8.14	$7.36	$5.58
Diluted earnings per common share:
Earnings	$1,363	$1,245	$949
Weighted average common shares outstanding	167.5	169.2	170.0
Add effect of dilutive securities:
Share-based awards	3.7	4.0	4.1
1.75% senior convertible notes	0.7	0.4	—
Diluted weighted average common shares outstanding	171.9	173.6	174.1
Per share amount	$7.93	$7.17	$5.45
In the computation of diluted earnings per common share for the year ended December 31, 2022, the assumed exercise of 0.3 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2021, the assumed exercise of 0.2 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2020, the assumed exercise of 0.4 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of December 31, 2022, the Company had $1.0 billion of senior convertible notes outstanding, which mature on September 15, 2024 ("Senior Convertible Notes"). The notes are convertible based on a rate of 4.9140 per $1,000 principal amount as of December 31, 2022 (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the year ended December 31, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended December 31, 2022. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of December 31, 2022 was $304 million. Refer to "Note 5: Debt and Credit Facilities" in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion of the Senior Convertible Notes.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2022	2021
Accounts receivable	$1,579	$1,456
Less allowance for credit losses	(61)	(70)
	$1,518	$1,386

Inventories, Net
Inventories, net, consist of the following:

December 31	2022	2021
Finished goods	$354	$268
Work-in-process and production materials	829	643
	1,183	911
Less inventory reserves	(128)	(123)
	$1,055	$788
Other Current Assets
Other current assets consist of the following:

December 31	2022	2021
Current contract cost assets (Note 2)	$61	$30
Contractor receivables	47	7
Tax-related deposits (Note 7)	33	41
Other	242	181
	$383	$259
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2022	2021
Land	$5	$5
Leasehold improvements	456	474
Machinery and equipment	2,303	2,439
	2,764	2,918
Less accumulated depreciation	(1,837)	(1,876)
	$927	$1,042
During the year ended December 31, 2022, the Company signed a mutual agreement with the Home Office of the United Kingdom (the "Home Office") for the Company to exit the Emergency Services Network ("ESN") communications systems contract early, inclusive of twelve months of transition services through the end of 2023. During the third quarter of 2022, the Company determined that the future service potential of the ESN communications systems contract was limited, based on the Company's intention to terminate the contract in advance of the contracted service term. The Company thus recorded a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the contract with the Home Office based on its expectation that, more likely than not, the ESN long-lived asset group would be disposed of significantly before the end of its previously estimated useful life. The impairment loss was recorded in the Software and Services segment within cost of sales in the Consolidated Statements of Operations. The recognized impairment loss represents the amount by which the carrying amount of the asset group exceeded the fair value under a measurement of discounted cash flows.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $183 million, $202 million and $194 million, respectively.
Investments
Investments consist of the following:

December 31	2022	2021
Common stock	$21	$69
Strategic investments, at cost	45	35
Company-owned life insurance policies	69	81
Equity method investments	12	24
	$147	$209
During the year ended December 31, 2021, the Company paid $50 million for equity securities of NewHold Investment Corp. ("NHIC"), a special purpose acquisition company (SPAC) that completed a business combination with Evolv Technologies, Inc. After the business combination, NHIC was renamed “Evolv Technologies Holdings, Inc.” During the years ended December 31, 2022 and December 31, 2021, the Company recognized a loss of $11 million and $30 million, respectively, in

Other income (expense) within the Consolidated Statements of Operations related to a decrease in the fair value of the investment.
During the year ended December 31, 2022, the Company sold $15 million of equity securities from a single investment, recognizing losses of $11 million in Other income (expense) within the Consolidated Statements of Operations.
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities.
During the year ended December 31, 2022, the Company recorded a $1 million investment impairment charge, compared to no investment impairment charges during the year ended December 31, 2021 and $4 million in investment impairments charges during the year ended December 31, 2020, representing other-than-temporary declines in the value of the Company’s strategic equity investment portfolio.
Other Assets
Other assets consist of the following:

December 31	2022	2021
Defined benefit plan assets (Note 8)	$164	$365
Non-current contract cost assets (Note 2)	130	124
Other	16	69
	$310	$558
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2022	2021
Compensation	$374	$360
Tax liabilities (Note 7)	367	183
Dividend payable	148	134
Trade liabilities	145	235
Operating lease liabilities (Note 3)	118	124
Customer reserves	78	102
Other	408	419
	$1,638	$1,557
Other Liabilities
Other liabilities consist of the following:

December 31	2022	2021
Defined benefit plans (Note 8)	$1,004	$1,390
Non-current contract liabilities (Note 2)	363	306
Unrecognized tax benefits (Note 7)	29	36
Deferred income taxes (Note 7)	73	183
Environmental Reserve	108	108
Other	114	125
	$1,691	$2,148
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2022, the Company had used approximately $14.7 billion of the share repurchase authority, including transaction costs, to repurchase shares, leaving approximately $1.3 billion of authority available for future repurchases.

The Company's share repurchases, including transaction costs, for 2022, 2021, and 2020 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2022	3.7	$225.00	$836
2021	2.5	208.41	528
2020	3.9	155.93	612
Payment of Dividends: On November 17, 2022, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.79 per share of common stock to $0.88 per share of common stock. During the years ended December 31, 2022, 2021, and 2020 the Company paid $530 million, $482 million, and $436 million, respectively, in cash dividends to holders of its common stock. On January 14, 2022, the Company paid an additional $148 million in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Consolidated Statements of Operations during the years ended December 31, 2022, 2021, and 2020:

	Years ended December 31
	2022	2021	2020
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(384)	$(360)	$(410)
Other comprehensive income (loss) before reclassification adjustment	(156)	(30)	55
Tax benefit (expense)	1	6	(5)
Other comprehensive income (loss), net of tax	(155)	(24)	50
Balance at end of period	$(539)	$(384)	$(360)
Defined Benefit Plans:
Balance at beginning of period	$(1,995)	$(2,086)	$(2,030)
Other comprehensive income (loss) before reclassification adjustment	(76)	37	(130)
Tax benefit (expense)	18	(7)	30
Other comprehensive income (loss) before reclassification adjustment, net of tax	(58)	30	(100)
Reclassification adjustment - Actuarial net losses into Other income (expense)	80	89	76
Reclassification adjustment - Prior service benefits into Other income (expense)	(2)	(8)	(18)
Tax expense	(21)	(20)	(14)
Reclassification adjustments into Net earnings, net of tax	57	61	44
Other comprehensive income (loss), net of tax	(1)	91	(56)
Balance at end of period	$(1,996)	$(1,995)	$(2,086)
Total Accumulated other comprehensive loss	$(2,535)	$(2,379)	$(2,446)

5.    Debt and Credit Facilities
Long-Term Debt

December 31	2022	2021
4.0% senior notes due 2024	312	585
1.75% senior convertible notes due 2024	1,000	1,000
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	694	693
6.5% debentures due 2028	24	24
4.6% senior notes due 2029	803	803
2.3% senior notes due 2030	893	893
2.75% senior notes due 2031	845	844
5.60% senior notes due 2032	595	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	396
5.22% debentures due 2097	92	92
Other long-term debt	—	5
	6,015	5,695
Adjustments for unamortized gains on interest rate swap terminations	(1)	(2)
Less: current portion	(1)	(5)
Long-term debt	$6,013	$5,688
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue the Senior Convertible Notes. Interest on these notes is payable semiannually. The notes became fully convertible as of September 5, 2021. The notes are convertible based on a conversion rate of 4.9140 per $1,000 principal amount as of December 31, 2022 (which is equal to an initial conversion price of $203.50 per share), adjusted for dividends declared through the date of settlement. The Company adopted ASU No. 2020-06 on January 1, 2022, using the modified retrospective method of adoption. As a result of the adoption of this ASU, the Senior Convertible Notes are accounted as a single liability measured at its amortized cost, given the embedded conversion feature does not require bifurcation and recognition as a derivative. Upon adoption of this ASU, amounts previously recognized in additional paid-in capital from the original embedded conversion feature of $10 million were reclassified to retained earnings. Refer to "Note 1: Summary of Accounting Policies" in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion regarding the effect of the adoption of ASU 2020-06.
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
In May of 2022, the Company issued $600 million of 5.6% senior notes due 2032. The Company recognized net proceeds of $595 million after debt issuance costs and discounts. A portion of these proceeds was then used to repurchase $275 million in principal amount of the Company's 4.0% senior notes due 2024 pursuant to a cash tender offer, for a purchase price of $279 million, excluding $3 million of accrued interest. After accelerating the amortization of debt discounts and debt issuance costs, the Company recognized a loss of $6 million related to the tender offer in Other, net within Other income (expense) in the Consolidated Statements of Operations.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement (defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the commercial paper notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2022 the Company had no outstanding debt under the commercial paper program.
Aggregate requirements for long-term debt maturities during the next three years are as follows: 2023—$1 million; 2024—$1.3 billion; and 2025—$322 million. The Company has no maturities of long-term debt in 2026 or 2027.
Credit Facilities
As of December 31, 2022, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2022. Subsequent to year end, on February 8, 2023, the Company entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR).

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.1 billion at each of December 31, 2022 and December 31, 2021. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2022 and the corresponding positions as of December 31, 2021:

	Notional Amount
Net Buy (Sell) by Currency	2022	2021
British pound	$290	$128
Euro	185	164
Australian dollar	(130)	(76)
Chinese renminbi	(61)	(89)
Brazilian real	(44)	(23)
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of December 31, 2022, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £45 million of net investment hedges in certain British pound functional subsidiaries.
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2022, all of the counterparties had investment grade credit ratings. As of December 31, 2022, the credit risk with all derivative counterparties was approximately $15 million.

Derivative Financial Instruments
The following tables summarize the fair values and location in the Consolidated Balance Sheet of all derivative financial instruments held by the Company at December 31, 2022 and 2021:

	Fair Values of Derivative Instruments
December 31, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	15	$—
Total derivatives	$15	$5

	Fair Values of Derivative Instruments
December 31, 2021	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	5
Total derivatives	$7	$5
The following table summarizes the effect of derivatives on the Company's consolidated financial statements for the years ended December 31, 2022, 2021 and 2020:

	Financial Statement Location
Foreign Exchange Contracts		2022	2021	2020
Effective portion of derivatives designated	Accumulated other comprehensive income (loss)	$12	$13	$(7)
Derivatives not designated as hedging instruments	Other income (expense)	$(61)	$(30)	$25
7.     Income Taxes
Components of Income Tax Expense
Components of earnings before income taxes are as follows:

Years ended December 31	2022	2021	2020
United States	$1,312	$1,030	$1,029
Other nations	203	522	145
	$1,515	$1,552	$1,174

Components of income tax expense are as follows:

Years ended December 31	2022	2021	2020
United States Federal	$240	$134	$117
Other nations	159	98	98
States (U.S.)	83	36	31
Current income tax expense	482	268	246
United States Federal	(179)	(2)	(21)
Other nations	(118)	22	8
States (U.S.)	(37)	14	(12)
Deferred income tax expense (benefit)	(334)	34	(25)
Total income tax expense	$148	$302	$221
Differences between income tax expense computed at the U.S. federal statutory tax rate of 21% and income tax expense as reflected in the Consolidated Statements of Operations are as follows:

Years ended December 31	2022		2021		2020
Income tax expense at statutory rate	$318	21.0%	$326	21.0%	$246	21.0%
State income taxes, net of federal benefit	76	5.0%	55	3.5%	39	3.3%
Non-U.S. tax expense on non-U.S. earnings	1	0.1%	8	0.5%	5	0.5%
U.S. tax expense (benefit) on undistributed non-U.S. earnings	(43)	(2.8)%	6	0.4%	(2)	(0.2)%
Intra-group IP transfer	(77)	(5.1)%	—	—%	—	—%
Stock compensation	(68)	(4.5)%	(32)	(2.1)%	(48)	(4.1)%
Valuation allowances	(51)	(3.4)%	(34)	(2.2)%	4	0.3%
Research credits	(16)	(1.1)%	(20)	(1.3)%	(28)	(2.4)%
Reserve for uncertain tax positions	(6)	(0.4)%	(10)	(0.6)%	—	—%
Other tax expense (benefit)	14	0.9%	3	0.2%	5	0.4%
	$148	9.8%	$302	19.5%	$221	18.8%
The effective tax rate for 2022 was below the current U.S. federal statutory rate of 21% primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain intellectual property ("IP") rights (described below), the recognition of excess tax benefits on share-based compensation, the foreign derived intangible income deduction, and a partial release of the valuation allowance recorded on the U.S. foreign tax credit carryforward.
In January 2022, the Company completed an intra-group transfer of certain IP rights from non-U.S. wholly-owned subsidiaries of the Company to the United States in order to better align with current and future business operations. The transfer resulted in a step-up in tax basis driven by the fair value of the transferred IP rights, resulting in a one-time net deferred benefit of $77 million during 2022. The determination of the fair value involves judgment on future revenue growth, operating margins and discount rates. The Company expects to realize the net deferred tax asset recorded as a result of the IP transfer and will periodically assess such realizability. The tax-deductible amortization related to the transferred IP rights will be recognized over a 15-year period.
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, rather than Income tax expense, are the result of retirement benefit adjustments and currency translation adjustments. The adjustments were charges of $2 million for the year ended December 31, 2022, charges of $21 million for the year ended December 31, 2021 and benefits of $11 million for the year ended December 31, 2020.
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
Undistributed foreign earnings that the Company intends to reinvest indefinitely amounted to, in the aggregate, $1.6 billion at December 31, 2022. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities on such earnings; however, due to the above-mentioned changes made under the Tax Act, the Company believes that the additional U.S. or foreign income tax charge with respect to such earnings, if distributed, would be immaterial.

Gross deferred tax assets were $2.2 billion and $2.0 billion for December 31, 2022 and December 31, 2021, respectively. Deferred tax assets, net of valuation allowances, were $2.0 billion and $1.8 billion at December 31, 2022 and December 31, 2021, respectively. Gross deferred tax liabilities were $1.0 billion at each of December 31, 2022 and December 31, 2021, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2022	2021
Inventory	$38	$29
Accrued liabilities and allowances	67	86
Employee benefits	290	321
Capitalized items	95	(86)
Tax basis differences on investments	6	(1)
Depreciation tax basis differences on fixed assets	1	23
Undistributed non-U.S. earnings	(38)	(36)
Tax attribute carryforwards	298	410
Business reorganization	7	8
Warranty and customer liabilities	22	27
Deferred revenue and costs	382	213
Valuation allowances	(221)	(275)
Operating lease assets	(116)	(95)
Operating lease liabilities	129	108
Other	4	1
	$964	$733
At December 31, 2022 and 2021, the Company had valuation allowances of $221 million and $275 million, respectively, against its deferred tax assets, including $46 million and $53 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance decreased $47 million during 2022 primarily due to a change in the Company's ability to utilize U.S. foreign tax credits. The Company's Non-U.S. valuation allowance decreased $7 million during 2022 primarily due to a change in the realizability of certain Non-US deferred tax assets and the expiration of tax attributes. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Tax attribute carryforwards are as follows:

December 31, 2022	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$109	$23	2029-2037
Foreign tax credits	—	181	2023
General business credits	—	1	2030-2033
State tax losses	—	16	2023-2041
State tax credits	—	6	2023-2041
Non-U.S. subsidiaries:
Japan tax losses	9	3	2023-2029
United Kingdom tax losses	152	38	Unlimited
Canada tax losses	17	4	2034-2042
Spain tax credits	—	11	2023-2029
Other subsidiaries tax losses	29	6	Various
Other subsidiaries tax credits	—	9	Various
		$298
The Company had unrecognized tax benefits of $35 million and $43 million at December 31, 2022 and December 31, 2021, respectively, of which approximately $29 million and $36 million, if recognized, would have affected the effective tax rate for 2022 and 2021, respectively.

A roll-forward of unrecognized tax benefits is as follows:

(in millions)	2022	2021
Balance at January 1	$43	$64
Additions based on tax positions related to current year	1	1
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	(1)	—
Settlements and agreements	(4)	(18)
Lapse of statute of limitations	(6)	(6)
Balance at December 31	$35	$43
The Company recorded $29 million and $36 million of unrecognized tax benefits in other liabilities at December 31, 2022 and December 31, 2021, respectively.
The Company has several US state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2018-2022
Australia	2018-2022
Canada	2018-2022
Germany	2018-2022
India	1997-2022
Israel	2019-2022
Poland	2016-2022
Malaysia	2015-2022
United Kingdom	2020-2022
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
Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be up to a $6 million tax benefit.
At December 31, 2022, the Company had $22 million accrued for interest and $12 million accrued for penalties on unrecognized tax benefits. At December 31, 2021, the Company had $22 million and $15 million accrued for interest and penalties, respectively, on unrecognized tax benefits. The Company's policy is to classify the interest and penalty as a component of interest expense and other expense, respectively.

8.    Retirement Benefits
Pension and Postretirement Health Care Benefits Plans
U.S. Pension Benefit Plans
The Company’s non-contributory U.S. defined benefit plans (the "U.S. Pension Plans") provide benefits to U.S. employees hired prior to January 1, 2005, who became eligible after one year of service. The Company also has an additional non-contributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan ("MSPP"), which provided supplemental benefits to individuals by replacing benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. In December 2008, the Company amended the U.S. Pension Plans and MSPP (together the "U.S. Pension Benefit Plans") such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.
Postretirement Health Care Benefits Plan
Certain health care benefits are available to eligible domestic employees hired prior to January 1, 2002 and meeting certain age and service requirements upon termination of employment or retirement eligibility (the “Postretirement Health Care Benefits Plan”). As of January 1, 2005, the Postretirement Health Care Benefits Plan was closed to new participants. After a series of amendments, all eligible retirees under the age of 65 are provided an annual subsidy per household, versus per individual, toward the purchase of their own health care coverage from private insurance companies and for the reimbursement of eligible health care expenses. All eligible retirees over the age of 65 are entitled to one fixed-rate subsidy capped at $560 per participant.
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
Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non-U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$1	$1	$2	$—	$—	$—
Interest cost	128	115	144	29	21	29	2	1	2
Expected return on plan assets	(254)	(235)	(225)	(93)	(99)	(85)	(12)	(11)	(10)
Amortization of:
Unrecognized net loss	62	70	58	14	16	15	4	3	3
Unrecognized prior service benefit	—	—	—	(2)	(3)	(3)	—	(5)	(15)
Net periodic cost (benefit)	$(64)	$(50)	$(23)	$(51)	$(64)	$(42)	$(6)	$(12)	$(20)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$5,140	$5,226	$1,935	$2,058	$78	$71
Service cost	—	—	1	1	—	—
Interest cost	128	115	29	21	2	1
Plan amendments	—	—	—	—	46	—
Actuarial loss (gain)	(1,329)	(71)	(534)	(61)	(12)	10
Foreign exchange valuation adjustment	—	—	(174)	(31)	—	—
Benefit payments	(130)	(130)	(50)	(53)	(11)	(4)
Benefit obligation at December 31	$3,809	$5,140	$1,207	$1,935	$103	$78
Change in plan assets:
Fair value at January 1	$4,157	$4,083	$1,870	$1,880	$186	$181
Return on plan assets	(954)	201	(555)	43	(41)	9
Company contributions	3	3	8	9	—	—
Foreign exchange valuation adjustment	—	—	(181)	(9)	—	—
Benefit payments	(130)	(130)	(50)	(53)	(11)	(4)
Fair value at December 31	$3,076	$4,157	$1,092	$1,870	$134	$186
Funded status of the plan	$(733)	$(983)	$(115)	$(65)	$31	$108
Unrecognized net loss	1,689	1,871	758	655	70	31
Unrecognized prior service benefit (cost)	—	—	(70)	(77)	46	—
Prepaid pension cost	$956	$888	$573	$513	$147	$139
Components of prepaid (accrued) pension cost:
Current benefit liability	$(3)	$(3)	$—	$—	$—	$—
Non-current benefit liability	(730)	(980)	(185)	(297)	—	—
Non-current benefit asset	—	—	70	232	31	108
Deferred income taxes	403	454	83	61	32	11
Accumulated other comprehensive loss	1,286	1,417	605	517	84	20
Prepaid pension cost	$956	$888	$573	$513	$147	$139
For the year ended December 31, 2022, the primary driver of the decrease in the U.S. Pension Benefit Plans' benefit obligation was higher actuarial gains due to an increase in the discount rate from 2.98% as of December 31, 2021 to 5.20% as of December 31, 2022. For the year ended December 31, 2021, the primary driver of the decrease in the U.S. Pension Benefit Plans benefit obligation was higher actuarial gains due to an increase in the discount rate from 2.63% as of December 31, 2020 to 2.98% as of December 31, 2021, partially offset by increases in the benefit obligation due to demographic assumption updates.
For the year ended December 31, 2022, the most significant drivers of the decrease in Non-U.S. Pension Benefit Plans' benefit obligation were the higher actuarial gains coupled with favorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to increases in the discount rates from 1.82% as of December 31, 2021 to 4.60% as of December 31, 2022. For the year ended December 31, 2021, the most significant drivers of the decrease in Non-U.S. Pension Benefit Plans benefit obligation were the higher actuarial gains coupled with favorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to an increase in the discount rate from 1.24% as of December 31, 2020 to 1.82% as of December 31, 2021.

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
The Company used "Mortality Improvement Scale MP-2021" to calculate both the 2022 U.S. projected benefit obligations and the 2021 U.S. projected benefit obligations.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2022	2021	2022	2021	2022	2021
Discount rate	2.52%	2.25%	1.68%	1.02%	2.78%	1.57%
Investment return assumption	6.76%	6.75%	4.78%	4.54%	6.90%	6.75%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2022	2021	2022	2021	2022	2021
Discount rate	5.20%	2.98%	4.60%	1.82%	5.10%	2.78%
Future compensation increase rate	n/a	n/a	0.67%	0.54%	n/a	n/a
The following table presents the accumulated benefit obligation, projected benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2022	2021	2022	2021
Accumulated benefit obligation	$3,809	$5,140	$1,206	$1,933
Projected benefit obligation	3,809	5,140	1,207	1,935
Fair value of plan assets	3,076	4,157	1,092	1,870
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

The weighted-average asset allocations by asset categories for all pension plans and the Postretirement Health Care Benefits Plan were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2022	2021	2022	2021
Target Mix:
Equity securities	25%	26%	28%	28%
Fixed income securities	57%	57%	52%	52%
Cash and other investments	18%	17%	20%	20%
Actual Mix:
Equity securities	25%	26%	28%	29%
Fixed income securities	56%	58%	52%	53%
Cash and other investments	19%	16%	20%	18%
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
Cash Funding
The Company made $3 million of contributions to its U.S. Pension Benefit Plans during each of 2022 and 2021. The Company contributed $8 million and $9 million to its Non U.S. Pension Benefit Plans during 2022 and 2021,respectively. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2022 or 2021.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2023	$165	$50	$15
2024	187	52	14
2025	207	53	13
2026	226	54	12
2027	244	56	11
2028-2032	1,366	293	35
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2022, 2021 and 2020. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $54 million and $68 million as of December 31, 2022 and December 31, 2021, respectively.

Deferred Compensation Plan
The Company maintains a deferred compensation plan (“the Plan”) for certain eligible participants. Under the Plan, participants may elect to defer base salary and cash incentive compensation in excess of 401(k) plan limitations. Participants under the Plan may choose to invest their deferred amounts in the same investment alternatives available under the 401(k) plan (as defined below). The Plan also allows for Company matching contributions for the following: (i) the first 4% of compensation deferred under the Plan, subject to a maximum of $50,000 for officers elected by the board of directors of the Company, (ii) lost matching amounts that would have been made under the 401(k) plan if participants had not participated in the Plan, and (iii) discretionary amounts as approved by the Compensation and Leadership Committee of the board of directors.
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) plan (the "401(k) plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2022, 2021 and 2020 were $43 million, $36 million and $15 million, respectively.
Due to the economic uncertainties caused by the COVID-19 pandemic, the Company took action in a number of areas to reduce its operating expenses, including by suspending all Company match contributions to the 401(k) plan for the period from May 15, 2020 through December 31, 2020, which were reinstated on January 1, 2021.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2022, 2021, and 2020 the Company made no discretionary contributions.

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
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2022, 2021 and 2020, employees purchased 0.4 million, 0.6 million and 0.7 million shares, respectively, at purchase prices of $199.16 and $190.37, $133.27 and $160.11, and $112.98 and $107.18, respectively.

Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2022, 2021 and 2020 was $67.18, $41.57 and $39.98, respectively, using the following weighted-average assumptions:

	2022	2021	2020
Expected volatility	29.2%	27.3%	33.7%
Risk-free interest rate	2.5%	0.8%	0.6%
Dividend yield	1.9%	2.2%	2.7%
Expected life (years)	6.6	5.9	5.9
The Company calculates the value of each performance option, MSU, and PSU using a Monte Carlo simulation option pricing model, estimated on the date of grant. The fair values of performance options, MSUs, and PSUs granted during 2022 were $84.73, $244.13 and $249.51, respectively. The fair values of performance options, MSUs, and PSUs granted during 2021 were $60.42, $184.71 and $203.57, respectively. The fair value of performance options, MSUs and PSUs granted during 2020 was $77.82, $112.17 and $233.96, respectively. The following assumptions were used for the calculations.

	2022	2021	2020
	Performance Options	Performance Options	Performance Options
Expected volatility of common stock	29.7%	28.5%	34.7%
Expected volatility of the S&P 500	39.2%	38.7%	29.0%
Risk-free interest rate	2.0%	1.2%	0.8%
Dividend yield	2.0%	2.3%	2.6%
Expected life (years)	6.5	6.5	6.5

	2022	2021	2020
	Market Stock Unit	Market Stock Unit	Market Stock Units
Expected volatility of common stock	29.7%	28.5%	34.7%
Risk-free interest rate	1.9%	0.3%	0.6%
Dividend yield	1.6%	1.8%	1.7%

	2022	2021	2020
	Performance Stock Units	Performance Stock Units	Performance Stock Units
Expected volatility of common stock	29.7%	28.5%	34.7%
Expected volatility of the S&P 500	39.2%	38.7%	29.0%
Risk-free interest rate	1.8%	0.3%	0.6%
Dividend yield	1.6%	1.8%	1.7%
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

The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, at December 31, 2022 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
$51-$70	586	66	2	586	66	2
$71-$90	786	77	4	786	77	4
$91-$110	267	108	5	267	108	5
$111-$130	51	121	6	40	121	6
$131-$150	288	139	6	281	139	6
$151-$170	206	156	7	56	157	7
$171-$190	284	180	8	38	180	8
$191 and over	303	225	9	11	223	9
	2,771			2,065
As of December 31, 2022, the weighted average contractual life for options outstanding and exercisable was four and three years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Restricted Stock Units		Restricted Stock
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2022	1,587	$92	924	$199	209	$203
Granted	153	227	776	217	48	217
Releases/Exercised	(734)	70	(408)	157	(143)	195
Forfeited/Canceled	(10)	183	(81)	193	—	—
Balance as of December 31, 2022	996	$128	1,211	$211	114	$224
Awards exercisable	684	95	—	—	—	—

	Performance Options		Market Stock Units		Performance Stock Units
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2022	2,368	$91	120	$147	128	$210
Granted	122	222	43	244	68	248
Releases/Exercised	(830)	72	(80)	140	(48)	217
Adjustment for payout factor	115	133	20	129	21	217
Balance as of December 31, 2022	1,775	$112	103	$192	169	$226
Awards exercisable	1,381	91	—	—	—	—
At December 31, 2022 and 2021, 8.3 million and 4.9 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2022	2021	2020
Share-based compensation expense included in:
Costs of sales	$28	$16	$16
Selling, general and administrative expenses	98	79	73
Research and development expenditures	46	34	40
Share-based compensation expense included in Operating earnings	172	129	129
Tax benefit	34	15	30
Share-based compensation expense, net of tax	$138	$114	$99
Decrease in basic earnings per share	$(0.82)	$(0.67)	$(0.58)
Decrease in diluted earnings per share	$(0.80)	$(0.66)	$(0.57)
At December 31, 2022, the Company had unrecognized compensation expense related to all share based awards of $184 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years and $5 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. The aggregate fair value of outstanding share based awards as of December 31, 2022 was $408 million.
Cash received from stock option exercises and the employee stock purchase plan was $156 million, $102 million, and $108 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $292 million, $186 million, and $149 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2022 was $389 million and $342 million, respectively, based on a December 31, 2022 stock price of $257.71 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2022, 2021 and 2020 was $165 million, $161 million and $78 million, respectively.
Long-Range Incentive Plan
The LRIP rewards elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three-year period. The expense for those LRIP awards with cash settlement terms was $4 million, $8 million and $9 million for the years ended December 31, 2022, 2021 and 2020 , respectively.

10.    Fair Value Measurements
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2022 and December 31, 2021 were as follows:

December 31, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$15	$15
Common stock and equivalents	21	—	21
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5

December 31, 2021	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock and equivalents	69	—	69
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5

Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2022 and 2021 were as follows:
U.S. Pension Benefit Plans

December 31, 2022	Level 1	Level 2	Level 3	Total
Equities	$48	$—	$—	$48
Commingled funds	1,159	488	—	1,647
Government fixed income securities	—	159	—	159
Corporate fixed income securities	—	863	—	863
Short-term investment funds	186	—	—	186
Private assets	—	—	111	111
Total investment securities	$1,393	$1,510	$111	$3,014
Accrued income receivable				45
Cash				17
Fair value plan assets				$3,076
The following table summarizes the changes in fair value of the Level 3 assets:

2022
Fair value at January 1, 2022	60
Actual return on plan assets	(1)
Purchases	52
Fair value at December 31, 2022	111

December 31, 2021	Level 1	Level 2	Level 3	Total
Equities	$41	$—	—	$41
Commingled funds	1,601	505	—	2,106
Government fixed income securities	—	412	—	412
Corporate fixed income securities	—	1,145	—	1,145
Short-term investment funds	338	—	—	338
Private Assets	—	—	60	60
Total investment securities	$1,980	$2,062	$60	$4,102
Accrued income receivable				49
Cash				6
Fair value plan assets				$4,157

Non-U.S. Pension Benefit Plans

December 31, 2022	Level 1	Level 2	Total
Equities	$55	$—	$55
Commingled funds	252	41	293
Government fixed income securities	—	491	491
Short-term investment funds	83	—	83
Total investment securities	$390	$532	$922
Cash			3
Accrued income receivable			121
Insurance contracts			46
Fair value plan assets			$1,092

December 31, 2021	Level 1	Level 2	Total
Equities	$94	$—	$94
Commingled funds	458	75	533
Government fixed income securities	2	1,004	1,006
Short-term investment funds	105	—	105
Total investment securities	$659	$1,079	$1,738
Cash			4
Accrued income receivable			78
Insurance contracts			50
Fair value plan assets			$1,870
Postretirement Health Care Benefits Plan

December 31, 2022	Level 1	Level 2	Level 3	Total
Equities	$2	$—	$—	$2
Commingled funds	49	22	—	71
Government fixed income securities	—	7	—	7
Corporate fixed income securities	—	39	—	39
Short-term investment funds	8	—	—	8
Private funds	—	—	5	5
Total investment securities	$59	$68	5	132
Accrued income receivable				2
Fair value plan assets				$134
The following table summarizes the changes in fair value of the Level 3 assets:

2022
Fair value at January 1, 2022	3
Purchases	2
Fair value at December 31, 2022	5

December 31, 2021	Level 1	Level 2	Level 3	Total
Equities	$2	$—	$—	$2
Commingled funds	72	23	—	95
Government fixed income securities	—	18	—	18
Corporate fixed income securities	—	51	—	51
Short-term investment funds	15	—	—	15
Private funds	—	—	3	3
Total investment securities	$89	$92	3	$184
Accrued income receivable				2
Fair value plan assets				$186
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
At December 31, 2022, the Company had $490 million of investments in money market government and U.S. treasury funds (Level 1) classified as Cash and cash equivalents in its Consolidated Balance Sheet, compared to $685 million at December 31, 2021. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2022 was $5.9 billion, of which the Senior Convertible Notes were $1.3 billion (Level 2). The fair value of long-term debt at December 31, 2021 was 6.2 billion (Level 2). Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2022	2021
Long-term receivables, gross	$40	$49
Less allowance for losses	(2)	(2)
Long-term receivables	$38	$47
Less current portion	(13)	(20)
Non-current long-term receivables	$25	$27
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Consolidated Balance Sheet. The Company recognized interest income on long-term receivables of $1 million for each of the years ended December 31, 2022, 2021 and 2020.

Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $65 million at December 31, 2022 and $56 million at December 31, 2021.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2022, 2021 and 2020.

Years ended December 31	2022	2021	2020
Contract-specific discounting facility	$49	$211	$228
Accounts receivable sales proceeds	179	56	74
Long-term receivables sales proceeds	204	248	181
Total proceeds from receivable sales	$432	$515	$483
The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
At December 31, 2022, the Company had retained servicing obligations for $891 million of long-term receivables, compared to $940 million of long-term receivables at December 31, 2021. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
During the year ended December 31, 2022, the Company utilized and fully repaid a cost-efficient receivable discounting facility, implemented in 2020, to neutralize the impact of increased payment terms under a renegotiated and extended long-term contract in Europe. Both the proceeds and repayment of the Company's receivable sales are included in "Operating Activities" within its Consolidated Statements of Cash Flows.
Credit Quality of Long-Term Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2022 and December 31, 2021 is as follows:

December 31, 2022	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$22	$1	$1	$1
Commercial loans and leases secured	18	—	—	2
Long-term receivables, including current portion	$40	$1	$1	$3

December 31, 2021	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$28	$—	$—	$—
Commercial loans and leases secured	21	1	—	2
Long-term receivables, including current portion	$49	$1	$—	$2
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
As of December 31, 2022, the Company had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2027. The Company expects to make total payments of $306 million under these arrangements as follows: $131 million in 2023, $127 million in 2024, $27 million in 2025, $18 million in 2026, and $3 million in 2027.

The Company outsources certain corporate functions, such as benefit administration and information technology-related services, under various contracts, the longest of which is expected to expire in 2028. The remaining payments under these contracts are approximately $18 million over the remaining life of the contracts. However, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages, and punitive damages. On February 14, 2020, the Company announced that a jury in the Court decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. On December 17, 2020, the Court denied the Company’s motion for a permanent injunction, finding instead that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets. As the parties were unable to agree on a reasonable royalty rate, the Court entered an order favorable to the Company on December 15, 2021, and, consistent with the Company's requests, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment in July. Hytera made quarterly royalty payments on October 31, 2022 and January 31, 2023 into a third-party escrow. The amounts paid into escrow were de minimis and will not be recognized until all contingencies are resolved and amounts are released from escrow.
In response to the Court's decision to award the Company $764.6 million in compensatory and punitive damages, Hytera motioned for certain equitable relief, which the Court granted on January 8, 2021, reducing the $764.6 million judgment award to $543.7 million. That same day, the Court also granted the Company’s motion for prejudgment interest. On August 10, 2021, the Court ruled that Hytera must pay the Company $51.1 million in prejudgment interest and $2.6 million in costs. On March 25, 2021, the Court entered rulings favorable to the Company with respect to several of the Company's post-trial motions, including the Company's motion for attorneys' fees and its motion to require Hytera to turn over certain assets in satisfaction of the Company’s judgment award. On October 15, 2021, the Court granted the Company’s request for $34.2 million in attorneys’ fees against Hytera. On September 29, 2021, the Company filed two additional motions with the Court, requesting the Court to reconsider its order denying the Company’s request for an injunction, and requesting that the Court enforce its ruling requiring Hytera to turn over certain assets in satisfaction of the Company's judgment award, or, in the alternative, hold Hytera in contempt. On July 5, 2022, the Court denied both motions.
On September 7, 2021, Hytera filed a notice of appeal of the Court’s judgment with the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Court of Appeals dismissed the notice of appeal on February 16, 2022 after determining that such appeal was premature. On August 2, 2022, after the Court denied the motions described above on July 5, 2022, Hytera filed a renewed notice of appeal in the Court of Appeals. The Company filed its cross-appeal on August 5, 2022. On November 15, 2022, Hytera filed its appellate court brief in the Court of Appeals.
Hytera Bankruptcy Proceedings
Separate from the Company's litigation with Hytera, on May 27, 2020, Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). The Company filed motions in the Bankruptcy Court to dismiss the bankruptcy proceedings in July 2020. On January 22, 2021, the Bankruptcy Court entered an agreed order, allowing a partial sale of Hytera's U.S. assets in the bankruptcy proceedings. The proposed sale does not include Hytera inventory accused of including the Company’s intellectual property. On February 11, 2022, the Court entered an order to confirm the liquidation plan for the two Hytera entities and the distributions were made on February 25, 2022 to the creditors, including a distribution of $13 million to the Company. On December 22, 2022, an additional distribution of $2 million was made to the Company as well as an assignment of various delinquent accounts receivable of the bankrupt Hytera entities. The gains for the two monetary distributions were recorded to Other charges (income) in the Company's Consolidated Statements of Operations.

13.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video security devices and infrastructure, and the implementation and integration of such systems, devices, and applications. Within LMR Communications, the Company is a global leader in the two-way radio category, including the Company’s Project 25 ("P25"), Terrestrial Trunked Radio (TETRA), Digital Mobile Radio (DMR), as well as other professional and commercial radio (“PCR”) solutions. The Company provides LTE solutions for public safety, government and commercial users, including infrastructure and devices operating in 700

MHz, 900 MHz and Citizens' Broadband Radio Service (CBRS) frequencies. The Company's Video technology includes network video management infrastructure, fixed security, certain mobile video equipment and access control solutions. The primary customers of the Products and Systems Integration segment are government, public safety and commercial customers who operate private communications networks and video security solutions and typically manage a mobile workforce. In 2022, the segment’s net sales were $5.7 billion, representing 63% of the Company's consolidated net sales.
Software and Services: The Software and Services segment provides a broad range of solution offerings for government, public safety and commercial customers. Software includes public safety and enterprise Command Center, unified communications applications, certain mobile video equipment, and video software solutions, delivered both on-premise and “as-a-service.” Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced technologies include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer-owned or Motorola Solutions-owned networks. In 2022, the segment’s net sales were $3.4 billion, representing 37% of the Company's consolidated net sales.
For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for more than 10% of the Company's net sales.
Segment Information
The following table summarizes Net sales and Operating earnings by segment:

	Net Sales			Operating Earnings
Years ended December 31	2022	2021	2020	2022	2021	2020
Products and Systems Integration	$5,728	$5,033	$4,634	$913	$760	$656
Software and Services	3,384	3,138	2,780	748	907	727
	$9,112	$8,171	$7,414	$1,661	$1,667	$1,383
Total other expense				(146)	(115)	(209)
Net earnings before income taxes				$1,515	$1,552	$1,174
The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2022	2021	2020	2022	2021	2020
Products and Systems Integration	$77	$90	$91	$79	$87	$90
Software and Services	179	153	126	104	115	104
	$256	$243	$217	$183	$202	$194
The Company's "chief operating decision maker" does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2022	2021	2020	2022	2021	2020
United States	$6,008	$5,236	$4,770	$9,227	$9,420	$7,009
United Kingdom	789	849	740	2,321	1,588	2,460
Canada	366	324	254	394	950	1,016
Other, net of eliminations	1,949	1,762	1,650	872	231	391
	$9,112	$8,171	$7,414	$12,814	$12,189	$10,876
Net sales attributed to geographic area are predominately based on the ultimate destination of the Company's products and services.

14.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of contractual lease termination costs and costs to exit committed contracts. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance, or were redeployed due to circumstances not foreseen when the original plans were approved. In these cases, the Company reverses accruals through the Consolidated Statements of Operations where the original charges were recorded when it is determined they are no longer needed.
During 2022, 2021, and 2020 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. During 2020, the Company accepted voluntary applications to its Severance Plan from a defined subset of employees within the United States. Voluntary applicants received termination benefits based on the formulas defined in the Severance Plan. However, termination benefits, which are normally different based on employment level grade and capped at nine months of salary, were equalized for all employment level grades and capped at a full year’s salary for the voluntary applicants. The remainder of the initiatives impacted both of the Company’s segments and affected employees located in all geographic regions.
2022 Charges
During 2022, the Company recorded net reorganization of business charges of $36 million, including $18 million of charges in Costs of sales and $18 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $36 million were charges of $36 million for employee separation costs and $10 million for exit costs, partially offset by $10 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2022
Products and Systems Integration	$21
Software and Services	15
$36
Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$34	$36	$(10)	$(34)	$26
Exit costs	$—	$10	$—	$—	$10
	$34	$46	$(10)	$(34)	$36
Exit Costs
At January 1, 2022, the Company did not have an accrual for exit costs. There were $10 million of exit cost charges in 2022 related to the Company's exit of the ESN contract with the Home Office. The $10 million of exit costs are recorded in Accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2022, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2022, the Company had an accrual of $34 million for employee separation costs. The 2022 additional charges of $36 million include severance costs for approximately 460 employees, of which 310 were direct employees and 150 were indirect employees. The adjustments of $10 million reflect reversals of accruals no longer needed. The $34 million used in 2022 reflects cash payments to severed employees. The remaining accrual of $26 million, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2022, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 50 employees to be separated in 2023.
2021 Charges
During 2021, the Company recorded net reorganization of business charges of $32 million, including $8 million of charges in Costs of sales and $24 million of charges under Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $32 million were charges of $42 million for employee separation costs, partially offset by $10 million of reversals of accruals no longer needed.

The following table displays the net charges incurred by segment:

Year ended December 31	2021
Products and Systems Integration	$25
Software and Services	7
$32
Reorganization of Businesses Accruals

Accruals at January 1, 2021	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2021
$79	$42	$(10)	$(77)	$34
Employee Separation Costs
At January 1, 2021, the Company had an accrual of $79 million for employee separation costs. The additional 2021 charges of $42 million represent severance costs for approximately an additional 600 employees, of which 400 were direct employees and 200 were indirect employees. The adjustments of $10 million reflect reversals of accruals no longer needed. The $77 million used in 2021 reflects cash payments to severed employees. The remaining accrual of $34 million was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2021.
2020 Charges
During 2020, the Company recorded net reorganization of business charges of $86 million, including $29 million of charges in Costs of sales and $57 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $86 million are charges of $100 million for employee separation costs and $2 million of charges for exit costs, partially offset by $16 million of reversals for accruals no longer needed.
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
Recent Acquisitions
On December 14, 2022, the Company acquired Rave Mobile, a leader in mass notification and incident management, for $553 million net of cash acquired. In addition, the Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. This acquisition complements the Company's portfolio with a platform specifically designed to help organizations and public safety agencies communicate and collaborate during emergencies. The Company recognized $431 million of goodwill, $199 million of identifiable intangible assets and $77 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of trade names, $69 million of developed technology and $121 million of customer relationships and will be amortized over a period of nine, seventeen years and seventeen years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On October 25, 2022, the Company acquired Futurecom, a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's radio network and device portfolios. The Company recognized $13 million of goodwill, $11 million of identifiable intangible assets, and $6 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of six years. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.

On August 8, 2022, the Company acquired Barrett Communications, a global provider of specialized radio communications, for $18 million, net of cash acquired. This acquisition complements the Company's existing radio portfolio, allowing the Company to use high frequency and very high frequency radio communications to support mission-critical operations. The Company recognized $1 million of goodwill, $3 million of identifiable intangible assets, and $14 million of net assets. The identifiable intangible assets were classified as $1 million of trade names and $2 million of developed technology, both of which will be amortized over a period of seven years. The goodwill is not deductible for tax purposes. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
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
On December 16, 2021, the Company acquired 911 Datamaster, an NG911 data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of two years. This acquisition reinforces Motorola Solutions’ commitment to being a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. The Company recognized $21 million of goodwill, $16 million of identifiable intangible assets and $2 million of net liabilities.The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $7 million of developed technology and $9 million of customer relationships that will be amortized over periods of nine and fourteen years, respectively. The business is a part of the Software and Services segment. The purchase accounting was completed as of the fourth quarter of 2022.

On October 29, 2021, the Company acquired Envysion, a leader in enterprise video security and business analytics, for $124 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $1 million to certain key employees that will be expensed over a service period of one year. This acquisition expands the Company's presence in the industry and reinforces the Company's strategy as a global leader in end-to-end video security solutions within Video. The Company recognized $79 million of goodwill, $37 million of identifiable intangible assets, and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $26 million of customer relationships, $6 million of developed technology, and $5 million of trade names that will be amortized over a period of fifteen, four, and nine years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the fourth quarter of 2022.
On July 15, 2021, the Company acquired Openpath, a cloud-based mobile access control provider for $298 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $29 million to certain key employees that will be expensed over an average service period of three years. The transaction included the potential for the Company to make earn-out payments of up to $40 million based on Openpath's achievement of certain financial targets from January 1, 2022 through December 31, 2022. The Company concluded there will be no payout related to the earn-out payments. This acquisition expands the Company's ability to combine video security and access control solutions within Video to help support enterprise customers. The Company recognized $234 million of goodwill, $73 million of identifiable intangible assets, and $9 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $57 million of developed technology and $16 million of customer relationships that will be amortized over a period of sixteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the third quarter of 2022.
On August 28, 2020, the Company acquired Callyo, a cloud-based mobile applications provider for law enforcement in North America for $63 million, inclusive of share-based compensation withheld at a fair value of $3 million that will be expensed over an average service period of two years. The acquisition was settled with $61 million in cash, net of cash acquired. This acquisition adds to Motorola Solutions’ existing Command Center suite critical mobile technology capabilities that enable information to flow seamlessly from the field to the command center. The Company recognized $38 million of goodwill, $31 million of identifiable intangible assets, and $8 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $27 million of customer relationships and $4 million of developed technology that will be amortized over a period of fourteen and seven years, respectively. The business is part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2021.
On July 31, 2020, the Company acquired Pelco, a global provider of video security solutions for a purchase price of $110 million. The acquisition was settled with $107 million of cash, net of cash acquired. The acquisition demonstrates Motorola Solutions’ continued investment in Video, adding a broad range of products that can be used in a variety of commercial and industrial environments and use cases. The Company recognized $38 million of goodwill, $30 million of identifiable intangible assets, and $39 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $23 million of customer relationships, $4 million of developed technology, and $3 million of trade names that will be amortized over a period of fifteen, two, and five years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the third quarter of 2021.
On June 16, 2020, the Company acquired IndigoVision for a purchase price of $37 million. The acquisition was settled with $35 million of cash, net of cash acquired and debt assumed. The acquisition complements the Company's Video technology, providing enhanced geographical reach across a wider customer base. The Company recognized $18 million of goodwill, $22 million of identifiable intangible assets, and $5 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $22 million of customer relationships that will be amortized over a period of eleven years. The business is a part of both the Products and Systems Integration and Software and Services segments. The purchase accounting was completed as of the second quarter of 2021.
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
Intangible Assets
Amortized intangible assets are comprised of the following:

	2022		2021
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$1,083	$358	$828	$278
Patents	2	2	2	2
Customer-related	1,519	935	1,367	836
Other intangibles	97	64	82	58
	$2,701	$1,359	$2,279	$1,174
Amortization expense on intangible assets, which is included within Other charges in the Consolidated Statements of Operations, was $257 million, $236 million, and $215 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, future amortization expense is estimated to be $174 million in 2023, $136 million in 2024, $123 million in 2025, $114 million in 2026, and $104 million in 2027.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2022		2021
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$913	$261	$766	$184
Software and Services	1,788	1,098	1,513	990
	$2,701	$1,359	$2,279	$1,174
Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2021 to December 31, 2022:

(in millions)	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2021	$1,019	$1,200	$2,219
Goodwill acquired	218	131	349
Purchase accounting adjustments	(1)	(1)	(2)
Foreign currency translation	—	(1)	(1)
Balance as of December 31, 2021	$1,236	$1,329	$2,565
Goodwill acquired	227	573	800
Purchase accounting adjustments	(2)	(29)	(31)
Foreign currency translation	—	(22)	(22)
Balance as of December 31, 2022	$1,461	$1,851	$3,312
The Company conducts its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year. The goodwill impairment assessment is performed at the reporting unit level which is an operating segment or one level below an operating segment.
In 2022, the Company elected to perform a quantitative assessment for each of its reporting units to determine if the fair value of each reporting unit exceeded the carrying value of the reporting unit. The Company concluded that the fair value of each reporting unit exceeded the carrying value and no goodwill impairment was required.
The Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2021 and 2020. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal years 2021 and 2020, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, a quantitative goodwill impairment test was not required and there was no impairment of goodwill in 2021 and 2020.

16.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2022, 2021, and 2020:

	Balance at Beginning of Period	Charged to Earnings	Used	Adjustments*	Balance at End of Period
2022
Allowance for credit losses	$70	$28	$(36)	$(1)	$61
2021
Allowance for credit losses	75	22	(26)	(1)	70
2020
Allowance for credit losses	63	47	(34)	(1)	75
* Adjustments include translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2022 (the "Evaluation Date"), the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in "Part II, Item 8, Financial Statements and Supplementary Data" of this Form 10-K.
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
Motorola Solutions has adopted a code of ethics, the Motorola Solutions Code of Business Conduct (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted in the Corporate Governance section on Motorola Solutions’ Internet website, www.motorolasolutions.com/investors, and is available electronically and without charge by contacting Investor Relations at investors@motorolasolutions.com. Any legally required disclosures regarding amendments to, or waivers from, the Code applicable to executive officers will be posted on our Internet website or disclosed in a Current Report on Form 8-K filed with the SEC.

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

Item 14. Principal Accounting Fees and Services
The response to this Item is incorporated by reference to the information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies” of the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1.     Financial Statements
    See Part II, Item 8 hereof.
2.     Financial Statement Schedules
All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.
3.     Exhibits
Exhibit numbers 10.5 through 10.61 listed in this Exhibit Index are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

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
3.2
Amended and Restated Bylaws of Motorola Solutions, Inc. effective as of November 17, 2022 (incorporated by reference to Exhibit 3.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on November 18, 2022).

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
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1(e) to Motorola Solutions, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).
10.1	Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).
10.2	Amended and Restated Intellectual Property License Agreement, effective as of July 31, 2010, between Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).
10.3	Amended and Restated Exclusive License Agreement, effective as of July 30, 2010, between Motorola Trademark Holdings, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc.).
10.4	Tax Sharing Agreement, effective as of July 31, 2010, among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).

10.5	Motorola Solutions Omnibus Incentive Plan of 2015 (f/k/a the Motorola Omnibus Incentive Plan of 2006), as amended and restated effective May 18, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on May 21, 2015).
10.6	First Amendment to the Motorola Solutions Omnibus Incentive Plan of 2015 (f/k/a the Motorola Omnibus Incentive Plan of 2006), as amended and restated effective May 18, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020).
10.7	Motorola Solutions Amended and Restated Omnibus Incentive Plan of 2015, effective as of May 17, 2022 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on May 20, 2022).
10.8	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.9 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.9	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers from February 14, 2019 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019).
10.10	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers from March 9, 2015 to February 13, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.11	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.6 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.12	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers from May 6, 2013 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013).
10.13	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants on or after March 10, 2022 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.14	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants from February 15, 2018 to March 9, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.15	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants from March 9, 2017 to February 14, 2018 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.16	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.9 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.17	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from January 4, 2011 to February 2, 2014 (incorporated by reference to Exhibit 10.11 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.18	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 10, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.19	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.20	Form of Motorola Solutions Stock Option Consideration Agreement for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.21	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.8 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.22	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.23	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Section 16 Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.10 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.24	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Section 16 Officers from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.25	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Appointed Vice Presidents and Elected Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.26	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers from February 15, 2018 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.27	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Employees on or after March 10, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.28	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees from February 15, 2018 to March 9, 2022 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.29	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.30	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers from February 11, 2021 to March 9, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.31	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after March 10, 2022 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.32	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers from February 11, 2021 to March 9, 2022 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.33	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers from May 13, 2019 to February 10, 2021 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019).
10.34	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 10, 2022 (incorporated by reference to Exhibit 10.11 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.35	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown from February 11, 2021 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.36	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown from May 13, 2019 to February 10, 2021 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019).
10.37
Form of Motorola Solutions Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants on or after January 4, 2011 (incorporated by reference to Exhibit 10.25 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.38	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.39	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after March 10, 2022 under the Motorola Solutions Omnibus Incentive Plan of 2015, as amended (incorporated by reference to Exhibit 10.13 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.40	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 4, 2011 to March 9, 2022 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.41	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown on or after March 10, 2022 (incorporated by reference to Exhibit 10.12 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.42	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown from March 9, 2015 to March 9, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).

10.43	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.44	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.45	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants from January 4, 2011 to December 31, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.46	Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.47	Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.48
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2021 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.49	Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated May 13, 2019 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019).
10.50	2020-2022 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 13, 2020 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020).
10.51
2021-2023 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 11, 2021 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.52	2022-2024 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2022 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.53	Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on June 5, 2013).
10.54
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.55	Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.56	Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How our Directors are Compensated” of Motorola Solutions Inc.’s Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders filed on March 31, 2022 (“Motorola Solutions’ Proxy Statement”)).
10.57	Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How our Directors are Compensated” of the Motorola Solutions’ Proxy Statement, and incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended on July 3, 2021).
10.58	Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008).
10.59	Amendment dated December 15, 2008, to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.60	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010).
10.61	Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 13, 2014).
10.62
Revolving Credit Agreement, dated as of March 24, 2021, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on March 25, 2021).

10.63	Revised and Amended Aircraft Time Sharing Agreement, dated as of October 1, 2015, between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015).
10.64	Investment Agreement, dated as of September 5, 2019, among Motorola Solutions, Inc., Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master) L.P. (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on September 5, 2019).
*21	Subsidiaries of Motorola Solutions, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 16, 2023
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ JASON J. WINKLER	Executive Vice President and	February 16, 2023
Jason J. Winkler	Chief Financial Officer (Principal Financial Officer)

/S/ KATHERINE MAHER	Corporate Vice President and	February 16, 2023
Katherine Maher	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH D. DENMAN	Director	February 16, 2023
Kenneth D. Denman

/S/ EGON P. DURBAN	Director	February 16, 2023
Egon P. Durban

/S/ AYANNA M. HOWARD	Director	February 16, 2023
Ayanna M. Howard

/S/ CLAYTON M. JONES	Director	February 16, 2023
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 16, 2023
Judy C. Lewent

/S/ GREGORY K. MONDRE	Director	February 16, 2023
Gregory K. Mondre

/S/ JOSEPH M. TUCCI	Director	February 16, 2023
Joseph M. Tucci