Form 10-Q
period 2023-04-01
Motorola Solutions, Inc.
filed 2023-05-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of April 28, 2023 was 167,717,082.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales from products	$1,224	$1,046
Net sales from services	947	846
Net sales	2,171	1,892
Costs of products sales	576	548
Costs of services sales	549	487
Costs of sales	1,125	1,035
Gross margin	1,046	857
Selling, general and administrative expenses	368	338
Research and development expenditures	210	188
Other charges	69	92
Operating earnings	399	239
Other income (expense):
Interest expense, net	(54)	(56)
Gain on sales of investments and businesses, net	1	2
Other, net	12	34
Total other expense	(41)	(20)
Net earnings before income taxes	358	219
Income tax expense (benefit)	79	(49)
Net earnings	279	268
Less: Earnings attributable to non-controlling interests	1	1
Net earnings attributable to Motorola Solutions, Inc.	$278	$267
Earnings per common share:
Basic	$1.66	$1.59
Diluted	$1.61	$1.54
Weighted average common shares outstanding:
Basic	167.4	168.0
Diluted	172.6	173.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Net earnings	$279	$268
Foreign currency translation adjustments	36	(20)
Defined benefit plans	12	15
Total other comprehensive income (loss), net of tax	48	(5)
Comprehensive income	327	263
Less: Earnings attributable to non-controlling interests	1	1
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$326	$262
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	April 1, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,022	$1,325
Accounts receivable, net	1,340	1,518
Contract assets	1,024	974
Inventories, net	1,082	1,055
Other current assets	358	383
Total current assets	4,826	5,255
Property, plant and equipment, net	927	927
Operating lease assets	472	485
Investments	144	147
Deferred income taxes	1,073	1,036
Goodwill	3,287	3,312
Intangible assets, net	1,302	1,342
Other assets	322	310
Total assets	$12,353	$12,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1	$1
Accounts payable	719	1,062
Contract liabilities	1,793	1,859
Accrued liabilities	1,453	1,638
Total current liabilities	3,966	4,560
Long-term debt	6,014	6,013
Operating lease liabilities	398	419
Other liabilities	1,726	1,691
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 4/1/23—168.9; 12/31/22—168.5
Outstanding shares: 4/1/23—167.7; 12/31/22—167.5
Additional paid-in capital	1,386	1,306
Retained earnings	1,333	1,343
Accumulated other comprehensive loss	(2,487)	(2,535)
Total Motorola Solutions, Inc. stockholders’ equity	234	116
Non-controlling interests	15	15
Total stockholders’ equity	249	131
Total liabilities and stockholders’ equity	$12,353	$12,814
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				278	1
Other comprehensive income			48
Issuance of common stock and stock options exercised	0.9	25
Share repurchase program	(0.5)			(140)
Share-based compensation expenses		55
Dividends declared $0.88 per share				(148)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of April 1, 2023	168.9	$1,388	$(2,487)	$1,333	$15

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				267	1
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.2	50
Share repurchase program	(2.2)			(493)
Share-based compensation expenses		37
Dividends declared $0.79 per share				(132)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of April 2, 2022	168.6	$1,066	$(2,384)	$1,002	$18
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Operating
Net earnings	$279	$268
Adjustments to reconcile Net earnings to Net cash provided by (used for) operating activities:
Depreciation and amortization	98	111
Non-cash other charges	7	2
Share-based compensation expenses	55	37
Gain on sales of investments and businesses, net	(1)	(2)
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	179	248
Inventories	(26)	(162)
Other current assets and contract assets	(40)	47
Accounts payable, accrued liabilities and contract liabilities	(536)	(188)
Other assets and liabilities	(5)	(30)
Deferred income taxes	(18)	(179)
Net cash provided by (used for) operating activities	(8)	152
Investing
Acquisitions and investments, net	(4)	(512)
Proceeds from sales of investments and businesses, net	5	9
Capital expenditures	(54)	(54)
Net cash used for investing activities	(53)	(557)
Financing
Repayments of debt	—	(2)
Issuances of common stock	26	52
Purchases of common stock	(140)	(493)
Payments of dividends	(148)	(134)
Payments of dividends to non-controlling interests	(1)	—
Net cash used for financing activities	(263)	(577)
Effect of exchange rate changes on total cash and cash equivalents	21	(14)
Net decrease in total cash and cash equivalents	(303)	(996)
Cash and cash equivalents, beginning of period	1,325	1,874
Cash and cash equivalents, end of period	$1,022	$878
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$47	$53
Income and withholding taxes, net of refunds	$100	$33
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of April 1, 2023 and for the three months ended April 1, 2023 and April 2, 2022 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The results of operations for the three months ended April 1, 2023 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company reports net sales in the following three major products and services (which the Company refers to as “technologies” in this Quarterly Report on Form 10-Q (this “Form 10-Q”)): Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control ("Video"), and Command Center. In January 2023, we began using Command Center as a naming convention, eliminating the "Software" descriptor from Command Center Software in order to inform investors that the Company has software components more broadly across all technologies; this name change does not require any financial information to be reclassified from previous periods.
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
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, “Liabilities—Supplier Finance Programs" (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires disclosures to enhance transparency about an entity’s use of supplier finance programs. The amendments require a buyer that uses supplier finance programs to disclose the program’s key terms, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company adopted ASU 2022-04 on January 1, 2023. Refer to Note 4, "Other Financial Data" to our condensed consolidated financial statements included in this Part I, Item 1 of this Form 10-Q for the related disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three months ended April 1, 2023 and April 2, 2022, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	April 1, 2023			April 2, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$950	$542	$1,492	$831	$474	$1,305
International	353	326	679	272	315	587
	$1,303	$868	$2,171	$1,103	$789	$1,892

Major Products and Services:
LMR Communications	$1,080	$577	$1,657	$909	$546	$1,455
Video	223	136	359	194	113	307
Command Center	—	155	155	—	130	130
	$1,303	$868	$2,171	$1,103	$789	$1,892

Customer Types:
Direct	$723	$795	$1,518	$656	$702	$1,358
Indirect	580	73	653	447	87	534
	$1,303	$868	$2,171	$1,103	$789	$1,892

Three Months Ended
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of April 1, 2023 was $9.2 billion. A total of $4.7 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of April 1, 2023, of which $2.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. A total of $4.5 billion was from Software and Services performance obligations that were not yet satisfied as of April 1, 2023. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. The Company expects to recognize $1.6 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	April 1, 2023	December 31, 2022
Accounts receivable, net	$1,340	$1,518
Contract assets	1,024	974
Contract liabilities	1,793	1,859
Non-current contract liabilities	378	363
Revenue recognized during the three months ended April 1, 2023 which was previously included in Contract liabilities as of December 31, 2022 was $474 million, compared to $456 million of revenue recognized during the three months ended April 2, 2022 which was previously included in Contract liabilities as of December 31, 2021. Revenue of $10 million was reversed during the three months ended April 1, 2023 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $17 million of reversals for the three months ended April 2, 2022.
There were no material expected credit losses recorded on contract assets during each of the three months ended April 1, 2023 and April 2, 2022.
Contract Cost Balances

(In millions)	April 1, 2023	December 31, 2022
Current contract cost assets	$69	$61
Non-current contract cost assets	119	130
Amortization of non-current contract cost assets was $17 million for both the three months ended April 1, 2023, and April 2, 2022.

3.    Leases
Components of Lease Expense

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Lease expense:
Operating lease cost	$34	$33
Finance lease cost
Amortization of right-of-use assets	$1	$2

Short-term lease cost	$—	$1
Variable cost	9	9
Sublease income	(2)	(1)
Net lease expense	$42	$44

Lease Assets and Liabilities

(in millions)	Statement Line Classification	April 1, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$472	$485
Finance lease assets	Property, plant and equipment, net	10	9
		$482	$494
Current liabilities:
Operating lease liabilities	Accrued liabilities	$108	$118
Finance lease liabilities	Current portion of long-term debt	1	1
		$109	$119
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$398	$419
Other Information Related to Leases

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$52	$62
Net cash used for financing activities related to finance leases	—	2
Assets obtained in exchange for lease liabilities:
Operating leases	$8	$40
Assets obtained in exchange for lease liabilities for the three months ended April 2, 2022 included $34 million of additional leases acquired in connection with the Company's acquisition of TETRA Ireland.

	April 1, 2023	December 31, 2022
Weighted average remaining lease terms (years):
Operating leases	5	5
Finance leases	1	1
Weighted average discount rate:
Operating leases	4.09%	4.07%
Finance leases	2.77%	3.23%
Future Lease Payments

	April 1, 2023
(in millions)	Operating Leases	Finance Leases	Total
Remainder of 2023	$90	$1	$91
2024	129	—	129
2025	112	—	112
2026	96	—	96
2027	51	—	51
Thereafter	81	—	81
Total lease payments	$559	$1	$560
Less: Interest	53	—	53
Present value of lease liabilities	$506	$1	$507

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	April 1, 2023	April 2, 2022
Other charges (income):
Intangibles amortization (Note 15)	$55	$66
Reorganization of business (Note 14)	7	7
Operating lease asset impairments	3	9
Acquisition-related transaction fees	2	10
Legal settlements	—	11
Fixed asset impairments	2	3
Gain on Hytera legal settlement	—	(13)
Other	—	(1)
	$69	$92
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended
	April 1, 2023	April 2, 2022
Interest income (expense), net:
Interest expense	$(63)	$(58)
Interest income	9	2
	$(54)	$(56)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$25	$32
Investment impairments	(6)	(1)
Foreign currency gain (loss)	(19)	23
Gain (loss) on derivative instruments (Note 6)	7	(23)
Fair value adjustments to equity investments	3	(18)
Gain on TETRA Ireland equity method investment	—	21
Other	2	—
	$12	$34

Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	April 1, 2023	April 2, 2022
Basic earnings per common share:
Earnings	$278	$267
Weighted average common shares outstanding	167.4	168.0
Per share amount	$1.66	$1.59
Diluted earnings per common share:
Earnings	$278	$267
Weighted average common shares outstanding	167.4	168.0
Add effect of dilutive securities:
Share-based awards	4.0	4.5
1.75% senior convertible notes	1.2	0.6
Diluted weighted average common shares outstanding	172.6	173.1
Per share amount	$1.61	$1.54
In the computation of diluted earnings per common share for the three months ended April 1, 2023, the assumed exercise of 0.2 million options, inclusive of 0.1 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three months ended April 2, 2022, the assumed exercise of 0.2 million options were excluded because their inclusion would have been antidilutive.
As of April 1, 2023, the Company had $1.0 billion of the Senior Convertible Notes outstanding, which mature on September 15, 2024. The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount (which is equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, when the average stock price exceeded the contractual conversion price, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the quarter ended October 2, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended April 1, 2023. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of April 1, 2023 was $332 million.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	April 1, 2023	December 31, 2022
Accounts receivable	$1,403	$1,579
Less allowance for credit losses	(63)	(61)
	$1,340	$1,518

Inventories, Net
Inventories, net, consist of the following:

	April 1, 2023	December 31, 2022
Finished goods	$365	$354
Work-in-process and production materials	852	829
	1,217	1,183
Less inventory reserves	(135)	(128)
	$1,082	$1,055
Other Current Assets
Other current assets consist of the following:

	April 1, 2023	December 31, 2022
Current contract cost assets (Note 2)	$69	$61
Contractor receivables	4	47
Tax-related deposits	38	33
Other	247	242
	$358	$383
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	April 1, 2023	December 31, 2022
Land	$5	$5
Leasehold improvements	463	456
Machinery and equipment	2,224	2,303
	2,692	2,764
Less accumulated depreciation	(1,765)	(1,837)
	$927	$927
Depreciation expense for the three months ended April 1, 2023 and April 2, 2022 was $43 million and $45 million, respectively.
Investments
Investments consist of the following:

	April 1, 2023	December 31, 2022
Common stock	$22	$21
Strategic investments	38	45
Company-owned life insurance policies	71	69
Equity method investments	13	12
	$144	$147
During the three months ended April 1, 2023, the Company recorded a $6 million investment impairment charge, representing an other-than-temporary decline in the value of the Company's strategic equity investment portfolio. The investment impairment charge is classified as Other, net within the Condensed Consolidated Statement of Operations.
Other Assets
 Other assets consist of the following:

	April 1, 2023	December 31, 2022
Defined benefit plan assets	$128	$164
Non-current contract cost assets (Note 2)	119	130
Other	75	16
	$322	$310

Accounts Payable
The Company utilizes a supplier finance program which provides our suppliers the ability to accelerate payment on the Company's invoices beyond the stated payment terms. Under the terms of this program, the Company agrees to pay an intermediary the stated amount of confirmed invoices on the stated maturity dates of the invoices, and the supplier is able to negotiate earlier payment terms with the intermediary. The Company or the intermediary may terminate our agreement at any time upon 60 days' notice. The Company does not provide any forms of guarantees under this arrangement. Supplier participation in the program is solely at the supplier's discretion, and the participating suppliers negotiate their arrangements directly with the intermediary. The Company has no economic interest in a supplier's decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The stated invoice payment terms range from 75 to 120 days from the invoice date and are considered commercially reasonable.
The Company's outstanding amounts related to the suppliers participating in this program was $36 million and $37 million as of April 1, 2023 and December 31, 2022, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	April 1, 2023	December 31, 2022
Compensation	$329	$374
Tax liabilities	349	367
Dividend payable	148	148
Trade liabilities	138	145
Operating lease liabilities (Note 3)	108	118
Customer reserves	56	78
Other	325	408
	$1,453	$1,638
Other Liabilities
Other liabilities consist of the following:

	April 1, 2023	December 31, 2022
Defined benefit plans	$974	$1,004
Non-current contract liabilities (Note 2)	378	363
Unrecognized tax benefits (Note 7)	29	29
Deferred income taxes (Note 7)	74	73
Environmental reserve	108	108
Other	163	114
	$1,726	$1,691
Stockholders’ Equity
Share Repurchase Program: During the three months ended April 1, 2023, the Company paid an aggregate of $140 million to repurchase approximately 0.5 million shares at an average price of $261.75. per share. As of April 1, 2023, the Company had $1.1 billion of authority available for future repurchases.
Payment of Dividends: During the three months ended April 1, 2023 and April 2, 2022, the Company paid $148 million and $134 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $148 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(539)	$(384)
Other comprehensive income (loss) before reclassification adjustment	27	(18)
Tax benefit (expense)	9	(2)
Other comprehensive income (loss), net of tax	36	(20)
Balance at end of period	$(503)	$(404)
Defined Benefit Plans:
Balance at beginning of period	$(1,996)	$(1,995)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	15	20
Reclassification adjustment - Prior service benefits into Other income (Note 8)	1	(1)
Tax expense	(4)	(4)
Other comprehensive income, net of tax	12	15
Balance at end of period	$(1,984)	$(1,980)
Total Accumulated other comprehensive loss	$(2,487)	$(2,384)

5.    Debt and Credit Facilities
As of April 1, 2023, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of April 1, 2023. On February 8, 2023, the Company entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to SOFR.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of April 1, 2023 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.1 billion for both periods ended April 1, 2023 and December 31, 2022. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 1, 2023, and the corresponding positions as of December 31, 2022:

	Notional Amount
Net Buy (Sell) by Currency	April 1, 2023	December 31, 2022
British pound	$255	$290
Euro	209	185
Australian dollar	(111)	(130)
Chinese renminbi	(62)	(61)
Brazilian real	(49)	(44)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of April 1, 2023, all of the counterparties had investment grade credit ratings. As of April 1, 2023, the Company had $8 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of April 1, 2023 and December 31, 2022:

	Fair Values of Derivative Instruments
April 1, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	8	1
Total derivatives	$8	$1

	Fair Values of Derivative Instruments
December 31, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	15	—
Total derivatives	$15	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended April 1, 2023 and April 2, 2022:

	Financial Statement Location	Three Months Ended
Foreign Exchange Contracts		April 1, 2023	April 2, 2022
Effective portion of derivatives designated	Accumulated other comprehensive gain (loss)	$(2)	$2
Forward points recognized	Other income (expense)	1	—
Derivatives not designated as hedging instruments	Other income (expense)	7	(23)
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of April 1, 2023, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £55 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the three months ended April 1, 2023, the Company amortized $1 million of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net earnings before income taxes	$358	$219
Income tax expense (benefit)	79	(49)
Effective tax rate	22%	(22)%
The effective tax rate for the three months ended April 1, 2023 of 22% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended April 2, 2022 of (22)% was lower than the U.S. federal statutory tax rate of 21% primarily due to to a net deferred tax benefit as a result of an intra-group transfer of certain intellectual property ("IP") rights, a high foreign derived intangible income deduction and the excess tax benefits of share-based compensation.
The effective tax rate for the three months ended April 1, 2023 of 22% was higher than the effective tax rate for the three months ended April 2, 2022 of (22)%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights, a higher foreign derived intangible income deduction, and higher excess tax benefits of share-based compensation in 2022.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	47	32	2	8	1	—
Expected return on plan assets	(73)	(63)	(15)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	5	15	9	4	1	1
Unrecognized prior service cost (benefit)	—	—	—	(1)	1	—
Net periodic pension benefits	$(21)	$(16)	$(4)	$(14)	$—	$(2)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Share-based compensation expense included in:
Costs of sales	$10	$6
Selling, general and administrative expenses	30	21
Research and development expenditures	15	10
Share-based compensation expense included in Operating earnings	55	37
Tax benefit	(11)	(8)
Share-based compensation expense, net of tax	$44	$29
Decrease in basic earnings per share	$(0.26)	$(0.17)
Decrease in diluted earnings per share	$(0.25)	$(0.17)
During the three months ended April 1, 2023, the Company granted 0.6 million restricted stock units (RSUs) and 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $155 million, $24 million and $12 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $6 million and $12 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 1, 2023 and December 31, 2022 were as follows:

April 1, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$8	$8
Common stock	22	—	22
Liabilities:
Foreign exchange derivative contracts	$—	$1	$1

December 31, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$15	$15
Common stock	21	—	21
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no foreign exchange derivative contracts or common stock investments in Level 3 holdings as of April 1, 2023 or December 31, 2022.
At April 1, 2023 and December 31, 2022, the Company had $379 million and $490 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of April 1, 2023 was $6.1 billion, of which the Senior Convertible Notes were $1.4 billion (Level 2). The fair value of long-term debt at December 31, 2022 was $5.9 billion, of which the Senior Convertible Notes were $1.3 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
Contract-specific discounting facility	$—	$49
Accounts receivable sales proceeds	—	22
Long-term receivables sales proceeds	32	17
Total proceeds from receivable sales	$32	$88
At April 1, 2023, the Company had retained servicing obligations for $828 million of long-term receivables, compared to $891 million at December 31, 2022. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $153 million at April 1, 2023, compared to $65 million at December 31, 2022.

12.    Commitments and Contingencies
Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages and punitive damages. On February 14, 2020, the Company announced that a jury in the Court decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. In a series of post-trial rulings in 2021, the Court subsequently reduced the judgment to $543.7 million, but also ordered Hytera to pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs, as well as $34.2 million in attorneys fees. The Company continues to seek collection of the judgment through the ongoing legal process.
On December 17, 2020, the Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment in July. Hytera made quarterly royalty payments on October 31, 2022, January 31, 2023 and April 25, 2023, into a third-party escrow. The amounts paid into escrow were de minimis and will not be recognized until all contingencies are resolved and amounts are released from escrow.
On August 2, 2022, Hytera appealed the Court's judgment to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Company filed its cross-appeal on August 5, 2022. On November 15, 2022, Hytera filed its appellate court brief in the Court of Appeals. The Company filed its response brief with the appellate court on February 13, 2023. Hytera’s reply brief is due May 1, 2023.
Hytera Bankruptcy Proceedings
Separate from the Company's litigation with Hytera, on May 27, 2020, Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On February 11, 2022, the Court entered an order to confirm the liquidation plan for the two Hytera entities and the distributions were made on February 25, 2022 to the creditors, including a distribution of $13 million to the Company. On December 22, 2022, an additional distribution of $2 million was made to the Company as well as an assignment of various delinquent accounts receivable of the bankrupt Hytera entities. The gains for the two monetary distributions were recorded to Other charges (income) in the Company's Condensed Consolidated Statements of Operations.

13.    Segment Information
Net Sales by Segment

	Three Months Ended
	April 1, 2023	April 2, 2022
Products and Systems Integration	$1,303	$1,103
Software and Services	868	789
	$2,171	$1,892
Operating Earnings by Segment

	Three Months Ended
	April 1, 2023	April 2, 2022
Products and Systems Integration	$176	$39
Software and Services	223	200
Operating earnings	399	239
Total other expense	(41)	(20)
Earnings before income taxes	$358	$219

14.    Reorganization of Business
2023 Charges
During the three months ended April 1, 2023, the Company recorded net reorganization of business charges of $13 million, including $7 million of charges in Other charges and $6 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $15 million related to employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
The following table displays the net charges incurred by segment:

April 1, 2023	Three Months Ended
Products and Systems Integration	$11
Software and Services	2
$13
Reorganization of Businesses Accruals

	January 1, 2023	Additional Charges	Adjustments	Amount Used	April 1, 2023
Employee separation costs	$26	$15	$(2)	$(10)	$29
Exit costs	10	—	—	—	10
	$36	$15	$(2)	$(10)	$39
Exit Costs
At January 1, 2023, the Company had an accrual of $10 million for exit costs, related to the Company's exit of the ESN contract with the Home Office in 2022. The $10 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at April 1, 2023, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2023, the Company had an accrual of $26 million for employee separation costs. The 2023 additional charges of $15 million represent severance costs for approximately 290 employees. The adjustment of $2 million reflects reversals for accruals no longer needed. The $10 million used reflects cash payments to severed employees. The remaining accrual of $29 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at April 1, 2023, is expected to be paid, primarily within one year, to approximately 600 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
The following table displays the net charges incurred by segment:

April 2, 2022	Three Months Ended
Products and Systems Integration	$8
Software and Services	2
$10

15.    Intangible Assets and Goodwill
On December 14, 2022, the Company acquired Rave Mobile, a leader in mass notification and incident management, for $553 million net of cash acquired. In addition, the Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. This acquisition complements the Company's portfolio with a platform specifically designed to help organizations and public safety agencies communicate and collaborate during emergencies. The Company recognized $403 million of goodwill, $212 million of identifiable intangible assets and $62 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of trade names, $82 million of developed technology and $121 million of customer relationships and will be amortized over a period of nine, seventeen years and seventeen years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On October 25, 2022, the Company acquired Futurecom, a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's radio network and device portfolios. The Company recognized $11 million of goodwill, $11 million of identifiable intangible assets, and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of six years. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On August 8, 2022, the Company acquired Barrett Communications, a global provider of specialized radio communications, for $18 million, net of cash acquired. This acquisition complements the Company's existing radio portfolio, allowing the Company to use high frequency and very high frequency radio communications to support mission-critical operations. The Company recognized $1 million of goodwill and $14 million of net assets. The goodwill is not deductible for tax purposes. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net assets and goodwill may be subject to change.
On May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The Company recognized $9 million of goodwill, $7 million of identifiable intangible assets, and $6 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of four years. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net assets and goodwill may be subject to change.
On April 19, 2022, the Company acquired Calipsa, a technology leader in cloud-native advanced video analytics, for $39 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The Company recognized $24 million of goodwill, $21 million of identifiable intangible assets and $6 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $20 million of developed technology and $1 million of customer relationships that will be amortized over a period of fifteen and three years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
On March 23, 2022, the Company acquired TETRA Ireland, the provider of Ireland's National Digital Radio Service, for $120 million, net of cash acquired. The Company was an initial shareholder of TETRA Ireland and acquired the remaining interest in the entity from the other shareholders. This acquisition expands the Company's portfolio of delivering mission-critical voice and data communications solutions to first responders and frontline workers. As a result of the acquisition, the Company recognized a $21 million gain recorded within Other income (expense) on the Company's initial minority interest. The Company recognized $47 million of goodwill, $90 million of identifiable intangible assets, and $6 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $83 million of customer relationships and $7 million of trade names that will be amortized over a period of twelve years and fourteen years, respectively. The business is part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2023.
On March 3, 2022, the Company acquired Ava, a global provider of cloud-native video security and analytics, for $388 million, net of cash acquired. In addition, the Company issued restricted stock and restricted stock units at a fair value of $7 million to certain key employees that will be expensed over an average service period of two years. This acquisition expands the Company's portfolio of intelligent video solutions that help to enhance safety and streamline operations. The Company recognized $267 million of goodwill, $165 million of identifiable intangible assets and $44 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $144 million of developed technology and $21 million of customer relationships that will be amortized over a period of fourteen and two years, respectively. The business is a part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting was completed as of the first quarter of 2023.

Intangible Assets
Amortized intangible assets were comprised of the following:

	April 1, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,096	$380	$1,083	$358
Customer-related	1,536	982	1,519	935
Other intangibles	100	68	99	66
	$2,732	$1,430	$2,701	$1,359
Amortization expense on intangible assets was $55 million for the three months ended April 1, 2023. Amortization expense on intangible assets was $66 million for the three months ended April 2, 2022. As of April 1, 2023, annual amortization expense is estimated to be $176 million in 2023, $138 million in 2024, $126 million in 2025, $117 million in 2026, $107 million in 2027 and $107 million in 2028.
Amortized intangible assets were comprised of the following by segment:

	April 1, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$913	$281	$913	$261
Software and Services	1,819	1,149	1,788	1,098
	$2,732	$1,430	$2,701	$1,359
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2023 to April 1, 2023:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2023	$1,461	$1,851	$3,312
Goodwill acquired	—	—	—
Purchase accounting adjustments	(1)	(27)	(28)
Foreign currency	—	3	3
Balance as of April 1, 2023	$1,460	$1,827	$3,287

16.    Subsequent Events
In October 2021, the United Kingdom’s Competition and Markets Authority (the "CMA") announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, the Company's private mobile radio communications network that the Company acquired in 2016. Airwave provides mission-critical voice and data communications to public emergency service agencies in Great Britain.
Subsequent to the quarter, the CMA issued its final decision which states it intends to impose a prospective price control on Airwave. As a result of the issuance of a final decision from the CMA subsequent to quarter close on April 1, 2023, the Company tested the Airwave asset group for impairment, noting the assets are expected to be recoverable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three months ended April 1, 2023 and April 2, 2022, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A "Risk Factors" of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business; (b) availability and costs of materials, components and labor (including inventory levels), and the impact of such availability and costs on our business (including our actions in response to such availability and costs); (c) the impact of inflation on our business, including the impact of the Federal Reserve's interest rate increases and the impact on our actions in response to such inflation; (d) the impact of the American Rescue Plan Act of 2021 on our business; (e) the impact of global economic and political conditions on our business; (f) the impact of the United Kingdom's Competition and Markets Authority's decision regarding Airwave (including our actions in response to such decision) on our business; (g) the impact on our business of our entry into a signed agreement with the Home Office of the United Kingdom for us to exit the Emergency Services Network contract early; (h) the impact of taxes on our business; (i) the impact of acquisitions on our business; (j) linearity of our revenue expectations, (k) market growth/contraction, demand, spending and resulting opportunities, (l) industry growth and demand, including opportunities resulting from such growth, (m) future product development and demand for, growth related to, and benefits of, new products, (n) the impact of foreign exchange rate fluctuations, (o) our continued ability to reduce our operating expenses, (p) expected impacts to operating leverage and operating margins, (q) the growth of sales opportunities in our LMR Communications, Video and Command Center technologies, (r) the return of capital to shareholders through dividends and/or repurchasing shares, (s) the impact and success of our business strategy and portfolio, (t) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs, (u) our ability and cost to repatriate funds, (v) ability to invest in existing products and technologies, (w) the liquidity of our investments, (x) our ability and cost to access the capital markets, (y) our ability to borrow and the amount available under our credit facilities, (z) adequacy of internal resources to fund expected working capital and capital expenditure measurements, (aa) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term, (bb) the ability to meet minimum purchase obligations, (cc) the impact of contractual damage claims exceeding the underlying contract value, (dd) our ability to sell accounts receivable and the terms and amounts of such sales, and (ee) the outcome and effect of ongoing and future legal proceedings; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; (4) “Legal Proceedings,” about the outcome and effect of pending legal matters; and (5) "Risk Factors," about potential impacts of the risks we face, such as those associated with (gg) the expansion of our technologies within the Products and Systems Integration and Software and Services segments (including, but not limited to, the impact of the United Kingdom's Competition and Markets Authority's decision regarding Airwave), and (hh) our large, multi-year system and services contracts (including, but not limited to, with respect to the ESN and Airwave contracts). We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
The Company reports net sales in the following three major products and services (which we refer to as “technologies” in this Form 10-Q): Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control ("Video") and Command Center. In January 2023, we began using Command Center as a naming convention, eliminating the "Software" descriptor from Command Center Software in order to inform investors that the Company has software components more broadly across all technologies; this name change does not require any financial information to be reclassified from previous periods.
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
First Quarter Financial Results
•Net sales were $2.2 billion in the first quarter of 2023 compared to $1.9 billion in the first quarter of 2022.
•Operating earnings were $399 million in the first quarter of 2023 compared to $239 million in the first quarter of 2022.
•Net earnings attributable to Motorola Solutions, Inc. were $278 million, or $1.61 per diluted common share, in the first quarter of 2023, compared to $267 million, or $1.54 per diluted common share, in the first quarter of 2022.
•Operating cash flow decreased $160 million to an outflow of $8 million in the first quarter of 2023 compared to $152 million cash provided in the first quarter of 2022.
•We repurchased $140 million of common stock and paid $148 million in dividends in the first quarter of 2023.
Macroeconomic Events
During the first quarter of 2023, we continued to operate under challenging market conditions influenced by the effects of the COVID-19 pandemic and the inflationary cost environment, particularly with respect to materials in the semiconductor market. Over the last several quarters, we have navigated disruptions in our supply chain, in particular challenges in procuring certain semiconductor components, diminished transportation capacity and labor constraints. We anticipate inflationary pressures and increased material and supply chain costs and disruptions (including elevated costs to procure materials within the semiconductor market) to continue throughout 2023. We are closely monitoring supply chain disruptions and continue to remain focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages. In addition, we continue to actively manage our inventory in an effort to minimize supply chain disruptions and enable continuity of supply and services to our customers, which includes making changes that diversify the footprint of our supply chain operations. We expect to maintain elevated levels of inventory until supply constraints have been remediated.
In order to combat rising inflation in the U.S., the Federal Reserve has raised interest rates multiple times since the beginning of 2022. The increase in U.S. dollar interest rates and overall market conditions led to significant U.S. dollar strengthening in 2022. We have seen a reversal of a portion of U.S. dollar strengthening from the peak but the outlook for the remainder of the year remains uncertain. We have cash flows denominated in foreign currencies where the fluctuations in the value of the U.S. dollar impact our earnings and cash flow.
Although the macroeconomic environment challenges continued in the first quarter of 2023, we are encouraged by customer demand for our products and services. Specifically, in our Software and Services segment, with the largely recurring nature of the business and our strong backlog position, we continue to expect that the impact to operating margin will be limited throughout 2023. While we are encouraged by strong backlog and growth in our Products and Systems Integration segment in the first quarter of 2023, which we expect to continue to grow throughout 2023, supply constraints continue to impact our business and we expect demand for our products will continue to outpace our ability to obtain semiconductor component supply. Where appropriate, we have taken pricing actions around our product and service offerings to mitigate our exposure to inflationary pressures on our businesses and benefited from these adjustments during the first quarter of 2023. We expect to further benefit from such adjustments in 2023. Further, demand continues to be supported with ongoing sources of government funding, including the American Rescue Plan Act of 2021 ("ARPA"), which is intended to provide economic stimulus. We experienced the positive impact of the ARPA funding on our business and results of operations in 2022 and anticipate that the ARPA will continue to have a positive impact on our business throughout 2023.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of April 1, 2023. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, as a result of the challenging market conditions described above, we evaluated whether there were any impairment indicators as of April 1, 2023, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the first quarter of 2023, we concluded our assets were fairly stated and recoverable.
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
Subsequent to the quarter, the CMA issued its final decision which states it intends to impose a prospective price control on Airwave. MSI strongly disagrees with the CMA’s final decision and intends to appeal; the appeal process is expected to extend throughout 2023. Any price control remedies ultimately imposed under the final decision issued by the CMA are expected to go into effect after a remedies order review and consultation period and following the completion of the appeal process with the UK's

Competition Appeal Tribunal ("CAT"). The remedies implementation could potentially be further suspended if the appeal process extends beyond the CAT.
As a result of the issuance of a final decision from the CMA subsequent to our quarter close on April 1, 2023, we have tested our Airwave asset group for impairment, noting the assets are expected to be recoverable.
Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center	Software and Services	Rave Mobile Safety, Inc.	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	April 1, 2023	% of Sales*	April 2, 2022	% of Sales*
Net sales from products	$1,224		$1,046
Net sales from services	947		846
Net sales	2,171		1,892
Costs of products sales	576	47.1%	548	52.4%
Costs of services sales	549	58.0%	487	57.6%
Costs of sales	1,125		1,035
Gross margin	1,046	48.2%	857	45.3%
Selling, general and administrative expenses	368	17.0%	338	17.9%
Research and development expenditures	210	9.7%	188	9.9%
Other charges	69	3.2%	92	4.9%
Operating earnings	399	18.4%	239	12.6%
Other income (expense):
Interest expense, net	(54)	(2.5)%	(56)	(3.0)%
Gains on sales of investments and businesses, net	1	—%	2	0.1%
Other, net	12	0.6%	34	1.8%
Total other expense	(41)	(1.9)%	(20)	(1.1)%
Net earnings before income taxes	358	16.5%	219	11.6%
Income tax expense (benefit)	79	3.6%	(49)	(2.6)%
Net earnings	279	12.9%	268	14.2%
Less: Earnings attributable to non-controlling interests	1	—%	1	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$278	12.8%	$267	14.1%
Earnings per diluted common share	$1.61		$1.54
* Percentages may not add due to rounding

Results of Operations—Three months ended April 1, 2023 compared to three months ended April 2, 2022
The results of operations for the first quarter of 2023 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	April 1, 2023			April 2, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$950	$542	$1,492	$831	$474	$1,305
International	353	326	679	272	315	587
	$1,303	$868	$2,171	$1,103	$789	$1,892
Net sales by major products and services
LMR Communications	$1,080	$577	$1,657	$909	$546	$1,455
Video	223	136	359	194	113	307
Command Center	—	155	155	—	130	130
Total	$1,303	$868	$2,171	$1,103	$789	$1,892

Operating earnings	$176	$223	$399	$39	$200	$239
Operating margins	13.5%	25.7%	18.4%	3.5%	25.3%	12.6%
Net Sales
The Products and Systems Integration segment’s net sales represented 60% of our net sales in the first quarter of 2023 and 58% in the first quarter of 2022. The Software and Services segment’s net sales represented 40% of our net sales in the first quarter of 2023 and 42% in the first quarter of 2022.
Net sales increased $279 million, or 15%, in the first quarter of 2023 compared to the first quarter of 2022. The $200 million, or 18%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 14% in the North America region and an increase of 30% in the International region. The $79 million, or 10%, increase in net sales within the Software and Services segment was driven by an increase of 14% in the North America region and an increase of 3% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $12 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in the Software and Services segment, inclusive of $30 million of revenue from acquisitions, driven by an increase in LMR Services, Command Center and Video;
•inclusive of $45 million from unfavorable currency rates.
Regional results include:
•a 14% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 16% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center.
Products and Systems Integration
The 18% increase in the Products and Systems Integration segment was driven by the following:
•$171 million, or 19% growth in LMR, inclusive of revenue from acquisitions, driven by the North America and International regions; and

•$29 million, or 15% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions;
•inclusive of $19 million from unfavorable currency rates.
Software and Services
The 10% increase in the Software and Services segment was driven by the following:
•$31 million, or 6% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$25 million, or 19% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America region and International regions; and
•$23 million, or 20% growth in Video, inclusive of revenue from acquisitions, driven by the North America region and partially offset by the International region;
•inclusive of $26 million from unfavorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022	% Change
Gross margin	$1,046	$857	22%
Gross margin was 48.2% of net sales in the first quarter of 2023 compared to 45.3% in the first quarter of 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by pricing actions and lower supply chain costs; partially offset by
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by mix.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022	% Change
Selling, general and administrative expenses	$368	$338	9%
SG&A expenses increased 9% in the first quarter of 2023 compared to the first quarter of 2022. The increase in SG&A expenses was primarily due to higher expenses associated with acquired businesses and higher employee incentive expenses including shared-based compensation. SG&A expenses were 17.0% of net sales in the first quarter of 2023 compared to 17.9% of net sales in the first quarter of 2022.
Research and Development Expenditures

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022	% Change
Research and development expenditures	$210	$188	12%
R&D expenditures increased 12% in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher expenses associated with acquired businesses and higher share-based compensation. R&D expenditures decreased to 9.7% of net sales in the first quarter of 2023 compared to 9.9% of net sales in the first quarter of 2022.
Other Charges

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Other charges	$69	$92
Other charges decreased by $23 million in the first quarter of 2023 compared to the first quarter of 2022. The change was driven primarily by the following:
•$55 million of intangible asset amortization expense in the first quarter of 2023 compared to $66 million of intangible asset amortization expense in the first quarter of 2022;
•$11 million of legal settlement charges in the first quarter of 2022 that did not recur in the first quarter of 2023;

•$2 million of acquisition-related transaction fees in the first quarter of 2023 compared to $10 million of acquisition-related transaction fees in the first quarter of 2022;
•$3 million of operating lease asset impairments in the first quarter of 2023 compared to $9 million of operating lease asset impairments in the first quarter 2022; and
•$2 million of fixed asset impairments in the first quarter of 2023 compared to $3 million of fixed asset impairment in the first quarter of 2022; partially offset by
•$13 million of Hytera legal settlement gains in the first quarter of 2022 that did not recur in the first quarter of 2023.
Operating Earnings

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Operating earnings from Products and Systems Integration	$176	$39
Operating earnings from Software and Services	223	200
Operating earnings	$399	$239
Operating earnings increased $160 million, or 67%, in the first quarter of 2023 compared to the first quarter of 2022. The increase in Operating earnings was due to:
•$137 million increase in the Products and Systems Integration segment, primarily driven by higher sales and lower material costs as well as improved operating leverage, partially offset by higher share-based compensation, a gain on Hytera Legal Settlement in Q1 2022 that did not recur in Q1 2023 and higher expenses associated with acquired businesses; and
•$23 million increase in the Software and Services segment, primarily driven by expenses related to legal settlements in Q1 2022 that did not recur in Q1 2023 and a reduction in intangible amortization expense, partially offset by a change in year-over-year mix and higher expenses associated with acquired businesses.
Interest Expense, net

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Interest expense, net	$(54)	$(56)
The $2 million decrease in Interest expense, net in the first quarter of 2023 compared to the first quarter of 2022 was primarily driven by higher interest income earned on cash, partially offset by higher outstanding debt.
Other, net

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Other, net	$12	$34
The $22 million decrease in Other, net in the first quarter of 2023 compared to the first quarter of 2022 was primarily driven by:
•$19 million of foreign currency losses in the first quarter of 2023 compared to $23 million of foreign currency gains in the first quarter of 2022;
•$21 million gain on an equity method investment in the first quarter of 2022 that did not recur in the first quarter of 2023;
•$25 million of net periodic pension and postretirement benefit in the first quarter of 2023 compared to $32 million of net periodic pension and postretirement benefit in the first quarter of 2022; and
•$6 million of investment impairments in the first quarter of 2023 compared to $1 million of investment impairments in the first quarter of 2022; partially offset by
•$7 million gain on derivatives in the first quarter of 2023 compared to a $23 million loss on derivatives in the first quarter of 2022; and
•$3 million gain on fair value adjustments to equity investments in the first quarter of 2023 compared to an $18 million loss on fair value adjustments to equity investments in the first quarter of 2022.

Effective Tax Rate

	Three Months Ended
(In millions)	April 1, 2023	April 2, 2022
Income tax expense (benefit)	$79	$(49)
Income tax expense increased by $128 million in the first quarter of 2023 compared to the first quarter of 2022, resulting in an effective tax rate of 22%. Our effective tax rate for the three months ended April 1, 2023 of 22% was higher than the effective tax rate for the three months ended April 2, 2022 of (22)%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights, a higher foreign derived intangible income deduction and higher excess tax benefits of share-based compensation in 2022.
Reorganization of Business
During the first quarter of 2023, we recorded net reorganization of business charges of $13 million, including $7 million of charges recorded within Other charges and $6 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $13 million were charges of $15 million related to employee separation costs, partially offset by $2 million of reversals for accruals no longer needed.
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
The following table displays the net charges incurred by segment:

	Three Months Ended
	April 1, 2023	April 2, 2022
Products and Systems Integration	$11	$8
Software and Services	2	2
	$13	$10
Cash payments for employee severance in connection with the reorganization of business plans were $10 million in the first quarter of 2023 and $12 million in the first quarter of 2022. The reorganization of business accrual at April 1, 2023 was $29 million related to employee separation costs that are expected to be paid within one year.

At January 1, 2023, we had an accrual of $10 million for exit costs, related to our exit of the ESN contract with the Home Office in 2022. The $10 million of exit costs are recorded in Accrued liabilities in the our Condensed Consolidated Balance Sheet at April 1, 2023, and are expected to be paid within one year.

Liquidity and Capital Resources

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows provided by (used for):
Operating activities	$(8)	$152
Investing activities	(53)	(557)
Financing activities	(263)	(577)
Effect of exchange rates on cash and cash equivalents	21	(14)
Increase (decrease) in cash and cash equivalents	$(303)	$(996)
Cash and Cash Equivalents
At April 1, 2023, $599 million of the $1.0 billion cash and cash equivalents balance was held in the U.S. and $423 million was held in other countries, with $83 million held in the United Kingdom.
Operating Activities
The decrease in cash flows provided by operating activities from the first quarter of 2022 to the first quarter of 2023 was driven primarily by higher working capital and a one time $70 million cash tax payment related to an intellectual property reorganization completed in 2022.

Investing Activities
The decrease in cash flows used for investing activities in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to a $508 million decrease in cash used for acquisitions and investments.
Financing Activities
The decrease in cash flows used for financing activities in the first quarter of 2023 compared to the first quarter of 2022 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$353 million decrease in share repurchases in the first quarter of 2023 compared to the first quarter of 2022;
•$26 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first quarter of 2023 compared to the first quarter of 2022; and
•$1 million decrease in repayments of debt in the first quarter of 2023 compared to the first quarter of 2022; partially offset by
•$14 million increase in the payment of dividends in the first quarter of 2023 compared to the first quarter of 2022.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
Contract-specific discounting facility	$—	$49
Accounts receivable sales proceeds	—	22
Long-term receivables sales proceeds	32	17
Total proceeds from receivable sales	$32	$88
Debt
We had outstanding debt of $6.0 billion at each of April 1, 2023 and December 31, 2022, including the current portions of $1 million and $1 million, at April 1, 2023 and December 31, 2022, respectively.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of April 1, 2023. On February 8, 2023, we entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to SOFR.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 ("Senior Convertible Notes"). Interest on these notes is payable semiannually. The Senior Convertible Notes became fully convertible on September 5, 2021. The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount (which is equal to conversion price of $201.33 per share). In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash.
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of April 1, 2023 we had no outstanding debt under the commercial paper program.
Share Repurchase Program
During the three months ended April 1, 2023, we paid an aggregate of $140 million, including transaction costs, to repurchase approximately 0.5 million shares at an average price of $261.75 per share. As of April 1, 2023, we had used approximately $14.9 billion of the share repurchase authority to repurchase shares, leaving $1.1 billion of authority available for future repurchases.

Dividends
During the first quarter of 2023 we paid $148 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $148 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $153 million at April 1, 2023, compared to $65 million at December 31, 2022.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" and “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the three months ended April 1, 2023. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
For example, with respect to financial risks of such contracts, in the third quarter of 2022, we realized a fixed asset impairment loss of $147 million related to our ESN service contract with the Home Office of the UK. Moreover, with respect to the political or regulatory risks of such contracts, in October 2021, the UK’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network for the Police and Emergency Services. This investigation affects Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to public emergency service agencies in Great Britain. In April 2023, the CMA published a final decision which states the CMA intends to implement a prospective price control on the Airwave contract. We disagree with the CMA’s decision and expect to file an appeal; however, if the appeal is unsuccessful, prospective price controls on the Airwave contract could be implemented.
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
A significant amount of manufacturing and research and development of our products, as well as administrative and sales facilities, takes place outside of the U.S. If the operations in these facilities are disrupted, our business, financial condition, results of operation, and cash flows could be negatively impacted.
Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust and competition (such as the CMA’s findings in connection with its market investigation into the Mobile Radio Network for the Police and Emergency Services), anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade, labor and employment, environmental, health and safety, technical standards, consumer protection, intellectual property and data privacy, (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts (such as the Russia-Ukraine conflict) and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics, such as the continuing COVID-19 pandemic, and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 1, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/29/2022 to 01/25/2023	172,724	$258.14	172,724	$1,240,506,086
01/26/2023 to 02/22/2023	91,030	$258.14	91,030	$1,217,007,949
02/23/2023 to 03/29/2023	271,587	$265.26	271,587	$1,144,967,204
Total	535,341	$261.75	535,341
(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of April 1, 2023, the Company had used approximately $14.9 billion, including transaction costs, to repurchase shares, leaving $1.1 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1
First Amendment, dated as of February 8, 2023, by and among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on February 10, 2023).

*10.2	2023-2025 Performance Measures under the Motorola Solutions, Inc. Long Range Incentive Plan (LRIP), as approved on February 24, 2023.
*10.3	Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for grants to Appointed Vice Presidents and Elected Officers on or after March 9, 2023.
*10.4	Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for grants to Employees on or after March 9, 2023.
*10.5	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants on or after March 9, 2023.
*10.6	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2023.
*10.7	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers on or after March 9, 2023.
*10.8	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after March 9, 2023.
*10.9	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after March 9, 2023.
*10.10	Form of Motorola Solutions, Inc. Market Stock Unit Award Agreement for grants to Section 16 Officers on or after March 9, 2023.
*10.11	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 9, 2023.
*10.12	Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for grants to Section 16 Officers on or after March 9, 2023.
*10.13	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023.
*10.14	Form of Motorola Solutions, Inc. Market Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023.
*10.15	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023.
*10.16	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after March 9, 2023.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
**	Furnished herewith
MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2023 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ KATHERINE MAHER
Katherine Maher Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer & Duly Authorized Officer)
May 4, 2023