Form 10-Q
period 2023-07-01
Motorola Solutions, Inc.
filed 2023-08-03
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of July 28, 2023 was 167,019,632.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales from products	$1,349	$1,212	$2,573	$2,258
Net sales from services	1,054	928	2,001	1,774
Net sales	2,403	2,140	4,574	4,032
Costs of products sales	636	637	1,209	1,185
Costs of services sales	578	513	1,130	1,001
Costs of sales	1,214	1,150	2,339	2,186
Gross margin	1,189	990	2,235	1,846
Selling, general and administrative expenses	390	356	757	692
Research and development expenditures	215	191	426	380
Other charges	66	85	135	177
Operating earnings	518	358	917	597
Other income (expense):
Interest expense, net	(57)	(56)	(111)	(112)
Gain on sales of investments and businesses, net	—	—	1	2
Other, net	26	(2)	39	33
Total other expense	(31)	(58)	(71)	(77)
Net earnings before income taxes	487	300	846	520
Income tax expense	114	71	194	23
Net earnings	373	229	652	497
Less: Earnings attributable to non-controlling interests	2	1	3	2
Net earnings attributable to Motorola Solutions, Inc.	$371	$228	$649	$495
Earnings per common share:
Basic	$2.21	$1.36	$3.88	$2.95
Diluted	$2.15	$1.33	$3.76	$2.88
Weighted average common shares outstanding:
Basic	167.5	167.2	167.4	167.6
Diluted	172.6	170.9	172.5	172.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings	$373	$229	$652	$497
Foreign currency translation adjustments	27	(135)	63	(155)
Defined benefit plans	13	28	25	43
Total other comprehensive income (loss), net of tax	40	(107)	88	(112)
Comprehensive income	413	122	740	385
Less: Earnings attributable to non-controlling interests	2	1	3	2
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$411	$121	$737	$383
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	July 1, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$710	$1,325
Accounts receivable, net	1,513	1,518
Contract assets	1,033	974
Inventories, net	1,020	1,055
Other current assets	350	383
Total current assets	4,626	5,255
Property, plant and equipment, net	935	927
Operating lease assets	478	485
Investments	162	147
Deferred income taxes	1,172	1,036
Goodwill	3,295	3,312
Intangible assets, net	1,261	1,342
Other assets	323	310
Total assets	$12,252	$12,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$1
Accounts payable	676	1,062
Contract liabilities	1,764	1,859
Accrued liabilities	1,326	1,638
Total current liabilities	3,766	4,560
Long-term debt	6,015	6,013
Operating lease liabilities	391	419
Other liabilities	1,729	1,691
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 7/1/23—168.3; 12/31/22—168.5
Outstanding shares: 7/1/23—167.1; 12/31/22—167.5
Additional paid-in capital	1,449	1,306
Retained earnings	1,333	1,343
Accumulated other comprehensive loss	(2,447)	(2,535)
Total Motorola Solutions, Inc. stockholders’ equity	337	116
Non-controlling interests	14	15
Total stockholders’ equity	351	131
Total liabilities and stockholders’ equity	$12,252	$12,814
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				278	1
Other comprehensive income			48
Issuance of common stock and stock options exercised	0.9	25
Share repurchase program	(0.5)			(140)
Share-based compensation expenses		55
Dividends declared $0.88 per share				(148)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of April 1, 2023	168.9	$1,388	$(2,487)	$1,333	$15
Net earnings				371	2
Other comprehensive income			40
Issuance of common stock and stock options exercised	0.2	10
Share repurchase program	(0.8)			(224)
Share-based compensation expenses		53
Dividends declared $0.88 per share				(147)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of July 1, 2023	168.3	$1,451	$(2,447)	$1,333	$14

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				267	1
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.2	50
Share repurchase program	(2.2)			(493)
Share-based compensation expenses		37
Dividends declared $0.79 per share				(132)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of April 2, 2022	168.6	$1,066	$(2,384)	$1,002	$18
Net earnings				228	1
Other comprehensive loss			(107)
Issuance of common stock and stock options exercised		2
Share repurchase program	(0.7)			(162)
Share-based compensation expenses		44
Dividends declared per share				(132)
Dividends paid to non-controlling interest on subsidiary common stock					(6)
Balance as of July 2, 2022	167.9	$1,112	$(2,491)	$936	$13
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating
Net earnings	$652	$497
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	185	223
Non-cash other charges (income)	(4)	19
Share-based compensation expenses	108	81
Gain on sales of investments and businesses, net	(1)	(2)
Loss from the extinguishment of long-term debt	—	6
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	10	106
Inventories	36	(277)
Other current assets and contract assets	(29)	(14)
Accounts payable, accrued liabilities and contract liabilities	(751)	(299)
Other assets and liabilities	(1)	(57)
Deferred income taxes	(120)	(121)
Net cash provided by operating activities	85	162
Investing
Acquisitions and investments, net	(10)	(571)
Proceeds from sales of investments and businesses, net	6	11
Capital expenditures	(107)	(113)
Net cash used for investing activities	(111)	(673)
Financing
Net proceeds from issuance of debt	—	595
Repayments of debt	(1)	(283)
Issuances of common stock	36	51
Purchases of common stock	(364)	(655)
Payments of dividends	(296)	(266)
Payments of dividends to non-controlling interests	(4)	(6)
Net cash used for financing activities	(629)	(564)
Effect of exchange rate changes on total cash and cash equivalents	40	(82)
Net decrease in total cash and cash equivalents	(615)	(1,157)
Cash and cash equivalents, beginning of period	1,325	1,874
Cash and cash equivalents, end of period	$710	$717
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$117	$109
Income and withholding taxes, net of refunds	$405	$201
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of July 1, 2023 and for the three and six months ended July 1, 2023 and July 2, 2022 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The results of operations for the three and six months ended July 1, 2023 are not necessarily indicative of the operating results to be expected for the full year.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and six months ended July 1, 2023 and July 2, 2022, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	July 1, 2023			July 2, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,025	$616	$1,641	$963	$521	$1,484
International	412	350	762	322	334	656
	$1,437	$966	$2,403	$1,285	$855	$2,140

Major Products and Services:
LMR Communications	$1,150	$626	$1,776	$1,038	$570	$1,608
Video	287	146	433	247	123	370
Command Center	—	194	194	—	162	162
	$1,437	$966	$2,403	$1,285	$855	$2,140

Customer Types:
Direct	$796	$875	$1,671	$711	$778	$1,489
Indirect	641	91	732	574	77	651
	$1,437	$966	$2,403	$1,285	$855	$2,140

	Six Months Ended
	July 1, 2023			July 2, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,975	$1,158	$3,133	$1,794	$994	$2,788
International	765	676	1,441	594	650	1,244
	$2,740	$1,834	$4,574	$2,388	$1,644	$4,032

Major Products and Services:
LMR Communications	$2,230	$1,203	$3,433	$1,947	$1,116	$3,063
Video	510	282	792	441	236	677
Command Center	—	349	349	—	292	292
	$2,740	$1,834	$4,574	$2,388	$1,644	$4,032

Customer Types:
Direct	$1,519	$1,670	$3,189	$1,367	$1,480	$2,847
Indirect	1,221	164	1,385	1,021	164	1,185
	$2,740	$1,834	$4,574	$2,388	$1,644	$4,032

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction values associated with remaining performance obligations which were not yet satisfied as of July 1, 2023 was $9.4 billion. A total of $4.8 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of July 1, 2023, of which $3.0 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $4.6 billion was from Software and Services performance obligations that were not yet satisfied as of July 1, 2023. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.6 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	July 1, 2023	December 31, 2022
Accounts receivable, net	$1,513	$1,518
Contract assets	1,033	974
Contract liabilities	1,764	1,859
Non-current contract liabilities	382	363
Revenue recognized during the three months ended July 1, 2023 which was previously included in Contract liabilities as of April 1, 2023 was $502 million, compared to $456 million of revenue recognized during the three months ended July 2, 2022 which was previously included in Contract liabilities as of April 2, 2022. Revenue recognized during the six months ended July 1, 2023 which was previously included in Contract liabilities as of December 31, 2022 was $824 million, compared to $712 million recognized during the six months ended July 2, 2022 which was previously included in Contract liabilities as of December 31, 2021. The Company reversed $10 million of revenue during the three months ended July 1, 2023 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to no reversals for the three months ended July 2, 2022, primarily driven by changes in the estimates of progress on system contracts. Revenue of $15 million was reversed during the six months ended July 1, 2023 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $22 million of reversals for the six months ended July 2, 2022.
There were no material expected credit losses recorded on contract assets during each of the three and six months ended July 1, 2023 and July 2, 2022.
Contract Cost Balances

(In millions)	July 1, 2023	December 31, 2022
Current contract cost assets	$84	$61
Non-current contract cost assets	105	130
Amortization of non-current contract cost assets was $16 million and $35 million for the three and six months ended July 1, 2023, respectively, and $13 million and $26 million for the three and six months ended July 2, 2022, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Lease expense:
Operating lease cost	$34	$33	$68	$66
Finance lease cost
Amortization of right-of-use assets	$1	$2	$2	$4

Short-term lease cost	$—	$—	$1	$1
Variable cost	8	8	17	17
Sublease income	(1)	(2)	(3)	(3)
Net lease expense	$42	$41	$85	$85
Lease Assets and Liabilities

(in millions)	Statement Line Classification	July 1, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$478	$485
Finance lease assets	Property, plant and equipment, net	9	9
		$487	$494
Current liabilities:
Operating lease liabilities	Accrued liabilities	$114	$118
Finance lease liabilities	Current portion of long-term debt	—	1
		$114	$119
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$391	$419
Other Information Related to Leases

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$81	$93
Net cash used for financing activities related to finance leases	—	3
Assets obtained in exchange for lease liabilities:
Operating leases	$39	$65
Assets obtained in exchange for lease liabilities for the six months ended July 1, 2023 included $20 million of additional leases due to a renewal of a large managed services contract. Assets obtained in exchange for lease liabilities for the six months ended July 2, 2022 included $34 million of additional leases acquired in connection with the Company's acquisition of TETRA Ireland.

	July 1, 2023	December 31, 2022
Weighted average remaining lease terms (years):
Operating leases	5	5
Finance leases	1	1
Weighted average discount rate:
Operating leases	4.24%	4.07%
Finance leases	2.77%	3.23%

Future Lease Payments

July 1, 2023
(in millions)	Operating Leases
Remainder of 2023	$52
2024	135
2025	122
2026	102
2027	54
Thereafter	96
Total lease payments	$561
Less: Interest	56
Present value of lease liabilities	$505

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Other charges:
Intangibles amortization (Note 15)	$43	$65	$98	$131
Environmental reserve expense	15	—	15	—
Reorganization of business (Note 14)	5	5	12	12
Operating lease asset impairments	1	3	4	12
Acquisition-related transaction fees	—	4	2	14
Legal settlements	—	—	—	11
Fixed asset impairments	1	8	3	11
Gain on Hytera legal settlement	—	—	—	(13)
Other	1	—	1	(1)
	$66	$85	$135	$177
During the three months ended July 1, 2023, the Company revised the estimate for its liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") incurred by a legacy business. It is the Company's policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. During three months ended July 1, 2023, the Company became aware of incremental costs required in its remediation of the Superfund site. As such, the Company recorded a charge of $15 million, increasing the reserve balance to $127 million. The Company discounted the cash flows used in estimating this accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is $4 million and is included in the Accrued liabilities statement line and the non-current portion is included in the "Other liabilities" statement line within the Company's Condensed Consolidated Balance Sheet.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest income (expense), net:
Interest expense	$(63)	$(59)	$(126)	$(117)
Interest income	6	3	15	5
	$(57)	$(56)	$(111)	(112)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$24	$30	$49	$63
Loss from the extinguishment of long-term debt (Note 5)	—	(6)	—	(6)
Investment impairments	(3)	—	(9)	(1)
Foreign currency gain (loss)	(21)	27	(40)	50
Gain (loss) on derivative instruments (Note 6)	9	(34)	17	(57)
Gain (loss) on equity method investments	1	(2)	1	(2)
Fair value adjustments to equity investments	16	(12)	19	(30)
Gain on TETRA Ireland equity method investment	—	—	—	21
Other	—	(5)	2	(5)
	$26	$(2)	$39	$33
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic earnings per common share:
Earnings	$371	$228	$649	$495
Weighted average common shares outstanding	167.5	167.2	167.4	167.6
Per share amount	$2.21	$1.36	$3.88	$2.95
Diluted earnings per common share:
Earnings	$371	$228	$649	$495
Weighted average common shares outstanding	167.5	167.2	167.4	167.6
Add effect of dilutive securities:
Share-based awards	3.6	3.4	3.8	3.9
1.75% senior convertible notes	1.5	0.3	1.3	0.5
Diluted weighted average common shares outstanding	172.6	170.9	172.5	172.0
Per share amount	$2.15	$1.33	$3.76	$2.88
In the computation of diluted earnings per common share for the three months ended July 1, 2023, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended July 1, 2023, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended July 2, 2022, the assumed exercise of 0.2 million options, inclusive of 0.1 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six months ended July 2, 2022, the assumed exercise of 0.2 million options were excluded because their inclusion would have been antidilutive.
As of July 1, 2023, the Company had $1.0 billion of the Senior Convertible Notes outstanding, which mature on September 15, 2024. The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount (which is equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, when the average stock price exceeded the contractual conversion price, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the quarter ended October 2, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended July 1, 2023. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of July 1, 2023 was $402 million.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	July 1, 2023	December 31, 2022
Accounts receivable	$1,578	$1,579
Less allowance for credit losses	(65)	(61)
	$1,513	$1,518
Inventories, Net
Inventories, net, consist of the following:

	July 1, 2023	December 31, 2022
Finished goods	$337	$354
Work-in-process and production materials	821	829
	1,158	1,183
Less inventory reserves	(138)	(128)
	$1,020	$1,055
Other Current Assets
Other current assets consist of the following:

	July 1, 2023	December 31, 2022
Current contract cost assets (Note 2)	$84	$61
Tax-related deposits	34	33
Other	232	289
	$350	$383

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	July 1, 2023	December 31, 2022
Land	$5	$5
Leasehold improvements	460	456
Machinery and equipment	2,282	2,303
	2,747	2,764
Less accumulated depreciation	(1,812)	(1,837)
	$935	$927
Depreciation expense for the three months ended July 1, 2023 and July 2, 2022 was $44 million and $47 million, respectively. Depreciation expense for the six months ended July 1, 2023 and July 2, 2022 was $87 million and $92 million, respectively.
Investments
Investments consist of the following:

	July 1, 2023	December 31, 2022
Common stock	$38	$21
Strategic investments	35	45
Company-owned life insurance policies	76	69
Equity method investments	13	12
	$162	$147
During the six months ended July 1, 2023, the Company recognized a gain of $17 million in Other income (expense) within the Condensed Consolidated Statement of Operations related to an increase in the fair value of its investment in Evolv Technologies, Inc. During the six months ended July 1, 2023, the Company recorded a $9 million investment impairment charge, representing an other-than-temporary decline in the value of the Company's strategic equity investment portfolio. The investment impairment charge is classified within Other income (expense) within the Condensed Consolidated Statement of Operations.
Other Assets
 Other assets consist of the following:

	July 1, 2023	December 31, 2022
Defined benefit plan assets	$156	$164
Non-current contract cost assets (Note 2)	105	130
Other	62	16
	$323	$310
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
The Company's outstanding amounts related to the suppliers participating in this program was $32 million and $37 million as of July 1, 2023 and December 31, 2022, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.

Accrued Liabilities
Accrued liabilities consist of the following:

	July 1, 2023	December 31, 2022
Compensation	$270	$374
Tax liabilities	270	367
Dividend payable	147	148
Trade liabilities	136	145
Operating lease liabilities (Note 3)	114	118
Customer reserves	67	78
Other	322	408
	$1,326	$1,638
Other Liabilities
Other liabilities consist of the following:

	July 1, 2023	December 31, 2022
Defined benefit plans	$949	$1,004
Non-current contract liabilities (Note 2)	382	363
Unrecognized tax benefits (Note 7)	29	29
Deferred income taxes (Note 7)	71	73
Environmental reserve	123	108
Other	175	114
	$1,729	$1,691
Stockholders’ Equity
Share Repurchase Program: During the three and six months ended July 1, 2023, the Company paid an aggregate of $224 million and $364 million, including transaction costs, to repurchase approximately 0.8 million and 1.3 million shares at an average price of $283.39 and $274.66 per share, respectively. As of July 1, 2023, the Company had $921 million of authority available for future repurchases.
Payment of Dividends: During the three months ended July 1, 2023 and July 2, 2022, the Company paid $148 million and $132 million, respectively, in cash dividends to holders of its common stock. During the six months ended July 1, 2023 and July 2, 2022, the Company paid $296 million and $266 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $147 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(503)	$(404)	$(539)	$(384)
Other comprehensive income (loss) before reclassification adjustment	27	(132)	54	(151)
Tax benefit (expense)	—	(3)	9	(4)
Other comprehensive income (loss), net of tax	27	(135)	63	(155)
Balance at end of period	$(476)	$(539)	$(476)	$(539)
Defined Benefit Plans:
Balance at beginning of period	$(1,984)	$(1,980)	$(1,996)	$(1,995)
Other comprehensive income before reclassification adjustment	—	17	—	17
Tax expense	—	(3)	—	(3)
Other comprehensive income before reclassification adjustment, net of tax	—	14	—	14
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	15	20	30	40
Reclassification adjustment - Prior service benefits into Other income (Note 8)	1	(1)	2	(2)
Tax expense	(3)	(5)	(7)	(9)
Reclassification adjustments into Net earnings, net of tax	13	14	25	29
Other comprehensive income, net of tax	13	28	25	43
Balance at end of period	$(1,971)	$(1,952)	$(1,971)	$(1,952)
Total Accumulated other comprehensive loss	$(2,447)	$(2,491)	$(2,447)	$(2,491)

5.    Debt and Credit Facilities
As of July 1, 2023, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of July 1, 2023. On February 8, 2023, the Company entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to SOFR.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of July 1, 2023 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.2 billion and $1.1 billion for periods ended July 1, 2023 and December 31, 2022, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 1, 2023, and the corresponding positions as of December 31, 2022:

	Notional Amount
Net Buy (Sell) by Currency	July 1, 2023	December 31, 2022
British pound	$257	$290
Euro	214	185
Australian dollar	(150)	(130)
Chinese renminbi	(61)	(61)
Danish krone	48	32
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of July 1, 2023, all of the counterparties had investment grade credit ratings. As of July 1, 2023, the Company had $6 million of exposure to aggregate credit risk with all counterparties.
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of July 1, 2023 and December 31, 2022:

	Fair Values of Derivative Instruments
July 1, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	—
Total derivatives	$6	$2

	Fair Values of Derivative Instruments
December 31, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	15	—
Total derivatives	$15	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended July 1, 2023 and July 2, 2022:

	Financial Statement Location	Three Months Ended		Six Months Ended
Foreign Exchange Contracts		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Effective portion of derivatives designated	Accumulated other comprehensive gain (loss)	$(2)	$10	$(4)	$12
Forward points recognized	Other income (expense)	1	—	1	1
Derivatives not designated as hedging instruments	Other income (expense)	9	(34)	17	(57)
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of July 1, 2023, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £55 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the excluded components will be amortized on a straight line basis and recognized through interest expense. During the six months ended July 1, 2023 and July 2, 2022, the Company amortized $1 million of income from the excluded components through interest expense.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings before income taxes	$487	$300	$846	$520
Income tax expense	114	71	194	23
Effective tax rate	23%	24%	23%	4%
The effective tax rate for the three months ended July 1, 2023 of 23% and the effective tax rate for the six months ended July 1, 2023 of 23% were higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended July 2, 2022 of 24% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense. The effective tax rate for the six months ended July 2, 2022 of 4% was lower than the U.S. federal statutory tax rate of 21% primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights, higher excess tax benefits of share-based compensation, and a higher foreign derived intangible income deduction in 2022.
The effective tax rate for the three months ended July 1, 2023 of 23% was lower than the effective tax rate for the three months ended July 2, 2022 of 24%, primarily due to higher excess tax benefits of share-based compensation in 2023. The effective tax rate for the six months ended July 1, 2023 of 23% was higher than the effective tax rate for the six months ended July 2, 2022 of 4%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights, higher excess tax benefits of share-based compensation, and a higher foreign derived intangible income deduction in 2022.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	47	32	2	8	2	—
Expected return on plan assets	(73)	(64)	(15)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	5	15	9	4	1	1
Unrecognized prior service cost (benefit)	—	—	—	(1)	1	—
Net periodic pension cost (benefits)	$(21)	$(17)	$(4)	$(14)	$1	$(2)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	94	64	4	16	3	—
Expected return on plan assets	(146)	(127)	(30)	(51)	(6)	(6)
Amortization of:
Unrecognized net loss	10	30	18	8	2	2
Unrecognized prior service cost (benefit)	—	—	—	(2)	2	—
Net periodic pension cost (benefits)	$(42)	$(33)	$(8)	$(28)	$1	$(4)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Share-based compensation expense included in:
Costs of sales	$10	$7	$20	$13
Selling, general and administrative expenses	29	25	59	46
Research and development expenditures	14	12	29	22
Share-based compensation expense included in Operating earnings	53	44	108	81
Tax benefit	(11)	(9)	(22)	(17)
Share-based compensation expense, net of tax	$42	$35	$86	$64
Decrease in basic earnings per share	$(0.25)	$(0.21)	$(0.51)	$(0.38)
Decrease in diluted earnings per share	$(0.24)	$(0.21)	$(0.50)	$(0.37)
During the six months ended July 1, 2023, the Company granted 0.6 million restricted stock units (RSUs) and 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $166 million, $19 million and $13 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $7 million and $13 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 1, 2023 and December 31, 2022 were as follows:

July 1, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$6	$6
Common stock	38	—	38
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2

December 31, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$15	$15
Common stock	21	—	21
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no foreign exchange derivative contracts or common stock investments in Level 3 holdings as of July 1, 2023 or December 31, 2022.
At July 1, 2023 and December 31, 2022, the Company had $228 million and $490 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of July 1, 2023 was $6.1 billion, of which the Senior Convertible Notes were $1.4 billion (Level 2). The fair value of long-term debt at December 31, 2022 was $5.9 billion, of which the Senior Convertible Notes were $1.3 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract-specific discounting facility	$—	$—	$—	$49
Accounts receivable sales proceeds	—	40	—	62
Long-term receivables sales proceeds	26	5	58	22
Total proceeds from receivable sales	$26	$45	$58	$133
At July 1, 2023, the Company had retained servicing obligations for $834 million of long-term receivables, compared to $891 million at December 31, 2022. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $207 million at July 1, 2023, compared to $65 million at December 31, 2022.

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
On December 17, 2020, the Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. Hytera made quarterly royalty payments on October 31, 2022, January 31, 2023, April 25, 2023 and July 25, 2023 into a third-party escrow. The amounts paid into escrow were de minimis and will not be recognized until all contingencies are resolved and amounts are released from escrow. On July 11, 2023, the Court denied Hytera's modification and stay motions and stated that it will consider the Company's contempt motion on August 8, 2023, if Hytera has not yet made the deposit previously due on July 31, 2022, into the escrow account. The Court subsequently set the Company's contempt motion for hearing on August 17, 2023.
On August 2, 2022, Hytera appealed the Court's judgment to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Company filed its cross-appeal on August 5, 2022. The parties have now submitted all briefs and responses on Hytera's appeal and the Company's cross-appeal. The Court of Appeals has not set an oral argument date yet.
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

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Products and Systems Integration	$1,437	$1,285	$2,740	$2,388
Software and Services	966	855	1,834	1,644
	$2,403	$2,140	$4,574	$4,032
Operating Earnings by Segment

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Products and Systems Integration	$212	$118	$388	$157
Software and Services	306	240	529	440
Operating earnings	518	358	917	597
Total other expense	(31)	(58)	(71)	(77)
Earnings before income taxes	$487	$300	$846	$520

14.    Reorganization of Business
2023 Charges
During the three months ended July 1, 2023, the Company recorded net reorganization of business charges of $3 million, including $5 million of charges in Other charges and $2 million of reversals recorded in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $3 million were charges of $9 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $1 million of reversals for employee separation accruals no longer needed.
During the six months ended July 1, 2023, the Company recorded net reorganization of business charges of $16 million, including $12 million of charges in Other charges and $4 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $24 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $3 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

July 1, 2023	Three Months Ended	Six Months Ended
Products and Systems Integration	$6	$17
Software and Services	(3)	(1)
	$3	$16
Reorganization of Businesses Accruals

	January 1, 2023	Additional Charges	Adjustments	Amount Used	July 1, 2023
Employee separation costs	$26	$24	$(3)	$(19)	$28
Exit costs	10	—	(5)	—	5
	$36	$24	$(8)	$(19)	$33
Exit Costs
At January 1, 2023, the Company had an accrual of $10 million for exit costs, related to the Company's exit of the ESN contract with the Home Office in 2022. During the three months ended July 1, 2023, the Company recorded a $5 million reversal for accruals no longer needed. The $5 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at July 1, 2023, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2023, the Company had an accrual of $26 million for employee separation costs. The 2023 additional charges of $24 million represent severance costs for approximately 440 employees. The adjustment of $3 million reflects reversals for accruals no longer needed. The $19 million used reflects cash payments to severed employees. The remaining accrual of $28 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at July 1, 2023, is expected to be paid, primarily within one year, to approximately 550 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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

15.    Intangible Assets and Goodwill
On December 14, 2022, the Company acquired Rave Mobile, a leader in mass notification and incident management, for $553 million net of cash acquired. In addition, the Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. This acquisition complements the Company's portfolio with a platform specifically designed to help organizations and public safety agencies communicate and collaborate during emergencies. The Company recognized $405 million of goodwill, $212 million of identifiable intangible assets and $64 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of trade names, $82 million of developed technology and $121 million of customer relationships and will be amortized over a period of nine, seventeen years and seventeen years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
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
On August 8, 2022, the Company acquired Barrett Communications, a global provider of specialized radio communications, for $18 million, net of cash acquired. This acquisition complements the Company's existing radio portfolio, allowing the Company to use high frequency and very high frequency radio communications to support mission-critical operations. The Company recognized $1 million of goodwill, $3 million of identifiable intangible assets, and $14 million of net assets. The identifiable intangible assets were classified as $1 million of trade names and $2 million of developed technology, both of which will be amortized over a period of seven years.The goodwill is not deductible for tax purposes. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net assets and goodwill may be subject to change.
On May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The Company recognized $9 million of goodwill, $7 million of identifiable intangible assets and $7 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of four years. The business is part of the Products and Systems Integration segment. The purchase accounting was completed as of the second quarter of 2023.
On April 19, 2022, the Company acquired Calipsa, a technology leader in cloud-native advanced video analytics, for $39 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of two years. This acquisition extends the Company's intelligent analytics across video security solutions and supports the accelerating trend of enterprises using cloud technologies to enhance safety and security. The Company recognized $24 million of goodwill, $21 million of identifiable intangible assets and $6 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $20 million of developed technology and $1 million of customer relationships that will be amortized over a period of fifteen and three years, respectively. The business is a part of the Software and Services segment. The purchase accounting was completed as of the second quarter of 2023.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	July 1, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,097	$402	$1,083	$358
Customer-related	1,555	1,019	1,519	935
Other intangibles	100	70	99	66
	$2,752	$1,491	$2,701	$1,359
Amortization expense on intangible assets was $43 million and $98 million for the three and six months ended July 1, 2023, respectively. Amortization expense on intangible assets was $65 million and $131 million for the three and six months ended July 2, 2022, respectively. As of July 1, 2023, annual amortization expense is estimated to be $176 million in 2023, $139 million in 2024, $126 million in 2025, $117 million in 2026, $107 million in 2027 and $107 million in 2028.
Amortized intangible assets were comprised of the following by segment:

	July 1, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$913	$301	$913	$261
Software and Services	1,839	1,190	1,788	1,098
	$2,752	$1,491	$2,701	$1,359
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2023 to July 1, 2023:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2023	$1,461	$1,851	$3,312
Goodwill acquired	—	—	—
Purchase accounting adjustments	(1)	(25)	(26)
Foreign currency	1	8	9
Balance as of July 1, 2023	$1,461	$1,834	$3,295

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and six months ended July 1, 2023 and July 2, 2022, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A "Risk Factors" of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business; (b) availability and costs of materials, components and labor (including inventory levels), and the impact of such availability and costs on our business (including our actions in response to such availability and costs); (c) the impact of inflation on our business, including the impact of the Federal Reserve's interest rate increases and the impact on our actions in response to such inflation; (d) the impact of global economic and political conditions on our business; (e) the impact of the United Kingdom's Competition and Markets Authority's decision regarding Airwave (including our actions in response to such decision) on our business; (f) the impact on our business of our entry into a signed agreement with the Home Office of the United Kingdom for us to exit the Emergency Services Network contract early; (g) linearity of our revenue expectations; (h) market growth/contraction, demand, spending and resulting opportunities; (i) the impact of foreign exchange rate fluctuations; (j) our continued ability to reduce our operating expenses; (k) expected impacts to operating leverage and operating margins; (l) the return of capital to shareholders through dividends and/or repurchasing shares; (m) the impact and success of our business strategy and portfolio; (n) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (o) our ability and cost to repatriate funds; (p) ability to invest in existing products and technologies; (q) the liquidity of our investments; (r) adequacy of internal resources to fund expected working capital and capital expenditure measurements; (s) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term; and (t) the outcome and effect of ongoing and future legal proceedings; (2) the impact of recent accounting pronouncements issued by the Financial Accounting Standards Board on our financial statements; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; (4) “Legal Proceedings,” about the outcome and effect of pending legal matters; and (5) "Risk Factors," about potential impacts of the risks we face, such as those associated with (a) our employees, customer, suppliers and outsource partners being located throughout the world and (b) our large, multi-year system and services contracts (including, but not limited to, with respect to the ESN and Airwave contracts). We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

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
Second Quarter Financial Results
•Net sales were $2.4 billion in the second quarter of 2023 compared to $2.1 billion in the second quarter of 2022.
•Operating earnings were $518 million in the second quarter of 2023 compared to $358 million in the second quarter of 2022.
•Net earnings attributable to Motorola Solutions, Inc. were $371 million, or $2.15 per diluted common share, in the second quarter of 2023, compared to $228 million, or $1.33 per diluted common share, in the second quarter of 2022.

•Operating cash flow decreased $77 million to $85 million in the first half of 2023 compared to $162 million in the first half of 2022.
•We repurchased $364 million of common stock and paid $296 million in dividends in the first half of 2023.
Macroeconomic Events
Since the beginning of the COVID-19 pandemic, we have navigated disruptions in our supply chain, in particular, challenges in procuring certain semiconductor components along with diminished transportation capacity and higher freight costs. During 2023 we experienced gradual improvement in the market conditions influenced by the effects of the COVID-19 pandemic and the inflationary cost environment, particularly with respect to availability of materials in the semiconductor market. Where appropriate, we have taken pricing actions around our product and service offerings to mitigate our exposure to inflationary pressures and benefited from these adjustments during the first half of 2023, and expect to continue to benefit from such adjustments in the second half of 2023. We continue to remain focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages and effectively manage costs. In addition, we continue to actively manage our inventory in an effort to enable continuity of supply and services to our customers, which includes making changes that diversify the footprint of our supply chain operations. We expect to maintain elevated levels of inventory until supply conditions stabilize.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of July 1, 2023. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.
Lastly, as a result of the challenging market conditions described above, we evaluated whether there were any impairment indicators as of July 1, 2023, which included a review of our receivables and contract assets, inventory, right-of-use lease assets, long-lived assets, investments, goodwill and intangible assets. As of the end of the second quarter of 2023, we concluded our assets were fairly stated and recoverable.

Recent Events
CMA Update
In October 2021, the United Kingdom’s Competition and Markets Authority (the "CMA") announced that it had opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to emergency services and other agencies in Great Britain.
On April 5, 2023, the CMA issued its final decision which stated it will impose a prospective price control on Airwave. We strongly disagree with the CMA’s final decision and we filed an appeal with the Competition Appeal Tribunal ("CAT") on June 5, 2023. On July 31, 2023, the CMA adopted a remedies order which implements the price control set out in its final decision; however, the remedies order has been suspended until the CAT's judgment on our appeal. The CAT appeal hearing took place on August 2 and 3, 2023. Depending on the outcome, further appeals may occur throughout 2023 and 2024.
Based on the adoption of the remedies order, beginning August 1, 2023, revenue under the Airwave contract will be recognized in accordance with the prospective price control until a successful appeal. Further, as a result of the issuance of a final decision from the CMA during the quarter ended July 1, 2023, we have tested our Airwave asset group for impairment, noting the assets are expected to be recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center	Software and Services	Rave Mobile Safety, Inc.	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 1, 2023	% of Sales*	July 2, 2022	% of Sales*	July 1, 2023	% of Sales*	July 2, 2022	% of Sales*
Net sales from products	$1,349		$1,212		$2,573		$2,258
Net sales from services	1,054		928		2,001		1,774
Net sales	2,403		2,140		4,574		4,032
Costs of products sales	636	47.1%	637	52.6%	1,209	47.0%	1,185	52.5%
Costs of services sales	578	54.8%	513	55.3%	1,130	56.5%	1,001	56.4%
Costs of sales	1,214		1,150		2,339		2,186
Gross margin	1,189	49.5%	990	46.3%	2,235	48.9%	1,846	45.8%
Selling, general and administrative expenses	390	16.2%	356	16.6%	757	16.6%	692	17.2%
Research and development expenditures	215	8.9%	191	8.9%	426	9.3%	380	9.4%
Other charges	66	2.7%	85	4.0%	135	3.0%	177	4.4%
Operating earnings	518	21.6%	358	16.7%	917	20.0%	597	14.8%
Other income (expense):
Interest expense, net	(57)	(2.4)%	(56)	(2.6)%	(111)	(2.4)%	(112)	(2.8)%
Gains on sales of investments and businesses, net	—	—%	—	—%	1	—%	2	—%
Other, net	26	1.1%	(2)	(0.1)%	39	0.9%	33	0.8%
Total other expense	(31)	(1.3)%	(58)	(2.7)%	(71)	(1.6)%	(77)	(1.9)%
Net earnings before income taxes	487	20.3%	300	14.0%	846	18.5%	520	12.9%
Income tax expense	114	4.7%	71	3.3%	194	4.2%	23	0.6%
Net earnings	373	15.5%	229	10.7%	652	14.3%	497	12.3%
Less: Earnings attributable to non-controlling interests	2	0.1%	1	—%	3	0.1%	2	—%
Net earnings attributable to Motorola Solutions, Inc.	$371	15.4%	$228	10.7%	$649	14.2%	$495	12.3%
Earnings per diluted common share	$2.15		$1.33		$3.76		$2.88
* Percentages may not add due to rounding

Results of Operations—Three months ended July 1, 2023 compared to three months ended July 2, 2022
The results of operations for the second quarter of 2023 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	July 1, 2023			July 2, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$1,025	$616	$1,641	$963	$521	$1,484
International	412	350	762	322	334	656
	$1,437	$966	$2,403	$1,285	$855	$2,140
Net sales by major products and services
LMR Communications	$1,150	$626	$1,776	$1,038	$570	$1,608
Video	287	146	433	247	123	370
Command Center	—	194	194	—	162	162
Total	$1,437	$966	$2,403	$1,285	$855	$2,140

Operating earnings	$212	$306	$518	$118	$240	$358
Operating margins	14.8%	31.7%	21.6%	9.2%	28.1%	16.7%
Net Sales
The Products and Systems Integration segment’s net sales represented 60% of our net sales in the second quarter of 2023 and in the second quarter of 2022. The Software and Services segment’s net sales represented 40% of our net sales in the second quarter of 2023 and in the second quarter of 2022.
Net sales increased $263 million, or 12%, in the second quarter of 2023 compared to the second quarter of 2022. The $152 million, or 12%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 28% in the International region and an increase of 6% in the North America region. The $111 million, or 13%, increase in net sales within the Software and Services segment was driven by an increase of 18% in the North America region and an increase of 5% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $2 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in the Software and Services segment, inclusive of $18 million of revenue from acquisitions, driven by an increase in LMR, Command Center and Video;
•inclusive of $23 million from unfavorable currency rates.
Regional results include:
•a 11% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 16% increase in the International region, primarily driven by an increase in LMR and Video.
Products and Systems Integration
The 12% increase in the Products and Systems Integration segment was driven by the following:
•$112 million, or 11% growth in LMR, inclusive of revenue from acquisitions, driven by the International and North America regions; and

•$40 million, or 16% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions;
•inclusive of $10 million from unfavorable currency rates.
Software and Services
The 13% increase in the Software and Services segment was driven by the following:
•$56 million, or 10% growth in LMR, driven by the North America and International regions;
•$32 million, or 20% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America region; and
•$23 million, or 19% growth in Video, driven by the North America region and partially offset by the International region;
•inclusive of $13 million from unfavorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022	% Change
Gross margin	$1,189	$990	20%
Gross margin was 49.5% of net sales in the second quarter of 2023 compared to 46.3% in the second quarter of 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, inclusive of higher pricing, and lower direct material costs; and
•higher gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022	% Change
Selling, general and administrative expenses	$390	$356	10%
SG&A expenses increased 10% in the second quarter of 2023 compared to the second quarter of 2022. The increase in SG&A expenses was primarily due to higher employee incentive costs including share-based compensation and higher expenses associated with acquired businesses. SG&A expenses were 16.2% of net sales in the second quarter of 2023 compared to 16.6% of net sales in the second quarter of 2022.
Research and Development Expenditures

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022	% Change
Research and development expenditures	$215	$191	13%
R&D expenditures increased 13% in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher employee incentive costs including share-based compensation and higher expenses associated with acquired businesses. R&D expenditures were 8.9% of net sales in both the second quarter of 2023 and the second quarter of 2022.
Other Charges

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Other charges	$66	$85
Other charges decreased by $19 million in the second quarter of 2023 compared to the second quarter of 2022. The change was driven primarily by the following:
•$43 million of intangible asset amortization expense in the second quarter of 2023 compared to $65 million of intangible asset amortization expense in the second quarter of 2022;
•$1 million of fixed asset impairments in the second quarter of 2023 compared to $8 million of fixed asset impairment in the second quarter of 2022;

•$4 million of acquisition-related transaction fees in the second quarter of 2022 that did not recur in the second quarter of 2023; and
•$1 million of operating lease asset impairments in the second quarter of 2023 compared to $3 million of operating lease asset impairments in the second quarter 2022; partially offset by
•$15 million of environmental reserve expense in the second quarter of 2023 that did not occur in the second quarter of 2022.
Operating Earnings

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating earnings from Products and Systems Integration	$212	$118
Operating earnings from Software and Services	306	240
Operating earnings	$518	$358
Operating earnings increased $160 million, or 45%, in the second quarter of 2023 compared to the second quarter of 2022. The increase in Operating earnings was due to:
•$94 million increase in the Products and Systems Integration segment, primarily driven by higher sales, inclusive of higher pricing, lower direct material costs and improved operating leverage, partially offset by higher employee incentive costs, including share-based compensation; and
•$66 million increase in the Software and Services segment, primarily driven by higher sales, improved operating leverage and a reduction in intangible amortization expenses, partially offset by higher expenses associated with acquired businesses.
Interest Expense, net

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Interest expense, net	$(57)	$(56)
The $1 million increase in Interest expense, net in the second quarter of 2023 compared to the second quarter of 2022 was primarily driven by interest on higher outstanding debt partially offset by higher interest income earned on cash.
Other, net

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Other, net	$26	$(2)
The $28 million increase in Other, net in the second quarter of 2023 compared to the second quarter of 2022 was primarily driven by:
•$9 million gain on derivatives in the second quarter of 2023 compared to a $34 million loss on derivatives in the second quarter of 2022;
•$16 million gain on fair value adjustments to equity investments in the second quarter of 2023 compared to a $12 million loss on fair value adjustments to equity investments in the second quarter of 2022;
•$6 million loss from the extinguishment of long-term debt in the second quarter of 2022 that did not recur in the second quarter of 2023; and
•$1 million gain on an equity method investment in the second quarter of 2023 compared to a $2 million loss on an equity method investment in the second quarter of 2022; partially offset by
•$21 million of foreign currency losses in the second quarter of 2023 compared to $27 million of foreign currency gains in the second quarter of 2022;
•$24 million of net periodic pension and postretirement benefit in the second quarter of 2023 compared to $30 million of net periodic pension and postretirement benefit in the second quarter of 2022; and
•$3 million of investment impairments in the second quarter of 2023 that did not occur in the second quarter of 2022.

Effective Tax Rate

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Income tax expense	$114	$71
Income tax expense increased by $43 million in the second quarter of 2023 compared to the second quarter of 2022, resulting in an effective tax rate of 23%. Our effective tax rate for the three months ended July 1, 2023 of 23% was lower than the effective tax rate for the three months ended July 2, 2022 of 24%, primarily due to higher excess tax benefits of share-based compensation in 2023.

Results of Operations—Six months ended July 1, 2023 compared to Six months ended July 2, 2022

	Six Months Ended
	July 1, 2023			July 2, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region
North America	$1,975	$1,158	$3,133	$1,794	$994	$2,788
International	765	676	1,441	594	650	1,244
	$2,740	$1,834	$4,574	$2,388	$1,644	$4,032
Net sales by major products and services
LMR Communications	$2,230	$1,203	$3,433	$1,947	$1,116	$3,063
Video	510	282	792	441	236	677
Command Center	—	349	349	—	292	292
Total	$2,740	$1,834	$4,574	$2,388	$1,644	$4,032

Operating earnings	388	529	917	157	440	597
Operating margins	14.2%	28.8%	20.0%	6.6%	26.8%	14.8%
Net Sales
The Products and Systems Integration segment's net sales represented 60% of our net sales in the first half of 2023 and 59% in the first half of 2022. Net sales from the Software and Services segment represented 40% of our net sales in the first half of 2023 and 41% in the first half of 2022.
Net sales increased $542 million, or 13%, in the first half of 2023 compared to the first half of 2022. The $352 million, or 15%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 10% in the North America region and an increase of 29% in the International region. The $190 million, or 12%, increase in net sales within the Software and Services segment was driven by an increase of 16% in the North America region and an increase of 4% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $14 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in Software and Services, inclusive of $48 million of revenue from acquisitions, driven by an increase in LMR, Command Center and Video;
•inclusive of $67 million from unfavorable currency rates.
Regional results include:
•a 12% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 16% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR and Video.
Products and Systems Integration
The 15% increase in the Products and Systems Integration segment was driven by the following:

•$283 million, or 15% growth in LMR, inclusive of revenue from acquisitions, driven by both the International and North America regions; and
•$69 million, or 16% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $28 million from unfavorable currency rates.
Software and Services
The 12% increase in the Software and Services segment was driven by the following:
•$87 million, or 8% growth in LMR, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$57 million, or 20% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America region;
•$46 million, or 19% growth in Video, inclusive of revenue from acquisitions, driven by the North America region and partially offset by the International region;
•inclusive of $39 million from unfavorable currency rates.
Gross Margin

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	% Change
Gross margin	$2,235	$1,846	21%
Gross margin was 48.9% of net sales in the first half of 2023 compared to 45.8% in the first half of 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, inclusive of higher pricing, and lower direct material costs; and
•consistent gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales and offset by mix.
Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	% Change
Selling, general and administrative expenses	$757	$692	9%
SG&A expenses increased 9% in the first half of 2023 compared to the first half of 2022. The increase in SG&A expenses was primarily due to higher employee incentive costs including share-based compensation and higher expenses associated with acquired businesses. SG&A expenses were 16.6% of net sales in the first half of 2023 compared to 17.2% of net sales in the first half of 2022.
Research and Development Expenditures

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	% Change
Research and development expenditures	$426	$380	12%
R&D expenditures increased 12% in the first half of 2023 compared to the first half of 2022 primarily due to higher employee incentive costs including share-based compensation and higher expenses associated with acquired businesses. R&D expenditures decreased to 9.3% of net sales in the first half of 2023 compared to 9.4% of net sales in the first half of 2022.
Other Charges

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Other charges	$135	$177
Other charges decreased by $42 million in the first half of 2023 compared to the first half of 2022. The change was driven primarily by the following:
•$98 million of intangible asset amortization expense in the first half of 2023 compared to $131 million of intangible asset amortization expense in the first half of 2022;

•$2 million of acquisition-related transaction fees in the first half of 2023 compared to $14 million of acquisition-related transaction fees in the first half of 2022;
•$11 million of losses on legal settlements in the first half of 2022 that did not recur in the first half of 2023;
•$3 million of fixed asset impairments in the first half of 2023 compared to $11 million of fixed asset impairments in the first half of 2022; and
•$4 million of operating lease asset impairments in the first half of 2023 compared to $12 million of operating lease asset impairments in the first half of 2022; partially offset by
•$15 million of environmental reserve expense in the first half of 2023 that did not occur in the first half of 2022; and
•$13 million gain on recoveries from the legal settlement under the Hytera bankruptcy proceedings in the first half of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), that did not recur in the first half of 2023.
Operating Earnings

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating earnings from Products and Systems Integration	$388	$157
Operating earnings from Software and Services	529	440
Operating earnings	$917	$597
Operating earnings increased $320 million, or 54%, in the first half of 2023 compared to the first half of 2022. The increase in Operating earnings was due to:
•$231 million increase in the Products and Systems Integration segment, primarily driven by higher sales, pricing actions and lower supply chain costs, partially offset by higher employee incentive costs, including share-based compensation; and
•$89 million increase in the Software and Services segment, primarily driven by higher sales and a reduction in intangible amortization expenses, partially offset by higher expenses associated with acquired businesses.
Interest Expense, net

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Interest expense, net	$(111)	$(112)
The $1 million decrease in net interest expense in the first half of 2023 compared to the first half of 2022 was primarily driven by higher interest income earned on cash, partially offset by interest on higher outstanding debt.
Other, net

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Other, net	$39	$33
The $6 million increase in Other, net in the first half of 2023 compared to the first half of 2022 was primarily driven by:
•$17 million of gains on derivative instruments in the first half of 2023 compared to $57 million of losses on derivative instruments in the first half of 2022;
•$19 million gain on fair value adjustments to equity investments in the first half of 2023 compared to a $30 million loss on fair value adjustments to equity investments in the first half of 2022; and
•$6 million loss on the extinguishment of long-term debt in the first half of 2022 that did not recur in the first half of 2023; partially offset by
•$40 million of foreign currency losses in the first half of 2023 compared to $50 million of foreign currency gains in the first half of 2022;
• $1 million gain on equity method investments in the first half of 2023 compared to a $19 million gain on equity method investments in the first half of 2022;
•$49 million of net periodic pension and postretirement benefit in the first half of 2023 compared to $63 million of net periodic pension and postretirement benefit in the first half of 2022; and
•$9 million of investment impairments in the first half of 2023 compared to $1 million of investment impairments in the first half of 2022.
Effective Tax Rate

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Income tax expense	$194	$23
Income tax expense increased by $171 million in the first half of 2023 compared to the first half of 2022, resulting in an effective tax rate of 23%. Our effective tax rate of 23% for the six months ended July 1, 2023 was higher than than the effective tax rate for the six months ended July 2, 2022 of 4%, primarily due to a net deferred tax benefit as a result of an intra-group transfer of certain IP rights, higher excess tax benefits of share-based compensation, and a higher foreign derived intangible income deduction in 2022.

Reorganization of Business
During the second quarter of 2023, we recorded net reorganization of business charges of $3 million, including $5 million of charges recorded within Other charges and $2 million of reversals recorded in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $3 million were charges of $9 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $1 million of reversals for employee separation accruals no longer needed.
During the first half of 2023, we recorded net reorganization of business charges of $16 million, including $12 million of charges recorded within Other charges and $4 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $24 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $3 million of reversals for employee separation accruals no longer needed.
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
The following table displays the net charges incurred by segment:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Products and Systems Integration	$6	$6	$17	$14
Software and Services	(3)	1	(1)	3
	$3	$7	$16	$17
Cash payments for employee severance in connection with the reorganization of business plans were $19 million in the first half of 2023 and $20 million in the first half of 2022. The reorganization of business accrual at July 1, 2023 was $28 million related to employee separation costs that are expected to be paid within one year.

At January 1, 2023, we had an accrual of $10 million for exit costs, related to our exit of the ESN contract with the Home Office in 2022. During the three months ended July 1, 2023, the Company recorded a $5 million reversal for accruals no longer needed. The $5 million of exit costs are recorded in Accrued liabilities in the our Condensed Consolidated Balance Sheet at July 1, 2023, and are expected to be paid within one year.

Liquidity and Capital Resources

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows provided by (used for):
Operating activities	$85	$162
Investing activities	(111)	(673)
Financing activities	(629)	(564)
Effect of exchange rates on cash and cash equivalents	40	(82)
Increase (decrease) in cash and cash equivalents	$(615)	$(1,157)
Cash and Cash Equivalents
At July 1, 2023, $356 million of the $710 million cash and cash equivalents balance was held in the U.S. and $354 million was held in other countries, with $68 million held in the United Kingdom.
Operating Activities
The decrease in cash flows provided by operating activities from the first half of 2022 to the first half of 2023 was driven primarily by a one time $70 million cash tax payment related to an intellectual property reorganization completed in 2022 and an increase in working capital; partially offset by higher earnings, net of non-cash charges.
Investing Activities
The decrease in cash flows used for investing activities in the first half of 2023 compared to the first half of 2022 was primarily due to a $561 million decrease in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first half of 2023 compared to the first half of 2022 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$595 million in net proceeds from issuance of debt in the first half of 2022 that did not recur in the first half of 2023;
•$30 million increase in the payment of dividends in the first half of 2023 compared to the first half of 2022;
•$15 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first half of 2023 compared to the first half of 2022; partially offset by
•$291 million decrease in share repurchases in the first half of 2023 compared to the first half of 2022; and
•$282 million decrease in repayments of debt in the first half of 2023 compared to the first half of 2022.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Contract-specific discounting facility	$—	$—	$—	$49
Accounts receivable sales proceeds	—	40	$—	$62
Long-term receivables sales proceeds	26	5	58	22
Total proceeds from receivable sales	$26	$45	$58	$133
Debt
We had outstanding debt of $6.0 billion at July 1, 2023, none of which was current. We had outstanding debt of $6.0 billion at December 31, 2022, $1 million of which was current.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of July 1, 2023. On February 8, 2023, we entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to SOFR.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 ("Senior Convertible Notes"). Interest on these notes is payable semiannually. The Senior Convertible Notes became fully convertible on September 5, 2021. The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount (which is equal to conversion price of $201.33 per share) adjusted for dividends declared through the date of settlement. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash.
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of July 1, 2023 we had no outstanding debt under the commercial paper program.
We have investment grade ratings on our senior unsecured long-term debt. Subsequent to the quarter, on July 31, 2023, Moody's Investors Service upgraded our credit rating to Baa2 from Baa3. We continue to believe that we will be able to maintain sufficient access to the capital markets.
Share Repurchase Program
During the three and six months ended July 1, 2023, we paid an aggregate of $224 million and $364 million, respectively, including transaction costs, to repurchase approximately 0.8 million and 1.3 million shares at an average price of $283.39 and $274.66 per share. As of July 1, 2023, we had used approximately $15.1 billion of the share repurchase authority to repurchase shares, leaving $921 million of authority available for future repurchases.
Dividends
During the second quarter of 2023 we paid $148 million in cash dividends to holders of our common stock. During the first half of 2023 we paid $296 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $147 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $207 million at July 1, 2023, compared to $65 million at December 31, 2022.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" and “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the six months ended July 1, 2023. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
For example, with respect to financial risks of such contracts, in the third quarter of 2022, we realized a fixed asset impairment loss of $147 million related to our ESN service contract with the Home Office of the UK. Moreover, with respect to the political or regulatory risks of such contracts, in October 2021, the UK’s Competition and Markets Authority (the “CMA”) announced that it had opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to emergency services and other agencies in Great Britain. In April 2023, the CMA published a final decision which stated the CMA will impose a prospective price control on the Airwave contract. We disagreed with the CMA’s decision and filed an appeal in June 2023 with the Competition Appeal Tribunal ("CAT"). In addition, on July 31, 2023, the CMA adopted a remedies order which implements the price control set out in its final decision. The remedies order has been suspended until the CAT's judgment on our appeal, however, if the appeal is unsuccessful, the remedies order will become effective.
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
Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust and competition (such as the CMA’s findings and remedies order in connection with its market investigation into the Mobile Radio Network Services market), anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade, labor and employment, environmental, health and safety, technical standards, consumer protection, intellectual property and data privacy, (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts (such as the Russia-Ukraine conflict) and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics, such as the continuing COVID-19 pandemic, and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 1, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
03/30/2023 to 04/26/2023	—	$—	—	$1,144,967,204
04/27/2023 to 05/24/2023	259,123	$288.39	259,123	$1,070,239,264
05/25/2023 to 06/28/2023	532,341	$280.96	532,341	$920,671,906
Total	791,464	$283.39	791,464
(1)Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of July 1, 2023, the Company had used approximately $15.1 billion, including transaction costs, to repurchase shares, leaving $921 million of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
August 3, 2023