Form 10-Q
period 2023-09-30
Motorola Solutions, Inc.
filed 2023-11-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of October 27, 2023 was 165,968,486.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales from products	$1,490	$1,439	$4,063	$3,697
Net sales from services	1,066	934	3,066	2,708
Net sales	2,556	2,373	7,129	6,405
Costs of products sales	658	659	1,867	1,844
Costs of services sales	618	683	1,747	1,683
Costs of sales	1,276	1,342	3,614	3,527
Gross margin	1,280	1,031	3,515	2,878
Selling, general and administrative expenses	380	378	1,138	1,069
Research and development expenditures	215	197	640	577
Other charges	46	83	181	262
Operating earnings	639	373	1,556	970
Other income (expense):
Interest expense, net	(53)	(60)	(164)	(171)
Gains (losses) on sales of investments and businesses, net	(1)	1	—	3
Other, net	7	19	46	50
Total other expense	(47)	(40)	(118)	(118)
Net earnings before income taxes	592	333	1,438	852
Income tax expense	127	53	321	75
Net earnings	465	280	1,117	777
Less: Earnings attributable to non-controlling interests	1	1	4	3
Net earnings attributable to Motorola Solutions, Inc.	$464	$279	$1,113	$774
Earnings per common share:
Basic	$2.78	$1.67	$6.66	$4.62
Diluted	$2.70	$1.63	$6.46	$4.50
Weighted average common shares outstanding:
Basic	166.7	167.2	167.2	167.5
Diluted	171.7	171.5	172.2	171.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings	$465	$280	$1,117	$777
Foreign currency translation adjustments	(70)	(162)	(7)	(317)
Defined benefit plans	12	15	37	58
Total other comprehensive income (loss), net of tax	(58)	(147)	30	(259)
Comprehensive income	407	133	1,147	518
Less: Earnings attributable to non-controlling interests	1	1	4	3
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$406	$132	$1,143	$515
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$910	$1,325
Accounts receivable, net	1,667	1,518
Contract assets	1,092	974
Inventories, net	959	1,055
Other current assets	404	383
Total current assets	5,032	5,255
Property, plant and equipment, net	931	927
Operating lease assets	453	485
Investments	142	147
Deferred income taxes	1,047	1,036
Goodwill	3,278	3,312
Intangible assets, net	1,217	1,342
Other assets	336	310
Total assets	$12,436	$12,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$1,313	$1
Accounts payable	722	1,062
Contract liabilities	1,898	1,859
Accrued liabilities	1,355	1,638
Total current liabilities	5,288	4,560
Long-term debt	4,704	6,013
Operating lease liabilities	368	419
Other liabilities	1,700	1,691
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 9/30/23—167.4; 12/31/22—168.5
Outstanding shares: 9/30/23—166.2; 12/31/22—167.5
Additional paid-in capital	1,539	1,306
Retained earnings	1,326	1,343
Accumulated other comprehensive loss	(2,505)	(2,535)
Total Motorola Solutions, Inc. stockholders’ equity	362	116
Non-controlling interests	14	15
Total stockholders’ equity	376	131
Total liabilities and stockholders’ equity	$12,436	$12,814
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				278	1
Other comprehensive income			48
Issuance of common stock and stock options exercised	0.9	25
Share repurchase program	(0.5)			(140)
Share-based compensation expenses		55
Dividends declared $0.88 per share				(148)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of April 1, 2023	168.9	$1,388	$(2,487)	$1,333	$15
Net earnings				371	2
Other comprehensive income			40
Issuance of common stock and stock options exercised	0.2	10
Share repurchase program	(0.8)			(224)
Share-based compensation expenses		53
Dividends declared $0.88 per share				(147)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of July 1, 2023	168.3	$1,451	$(2,447)	$1,333	$14
Net earnings				464	1
Other comprehensive loss			(58)
Issuance of common stock and stock options exercised	0.2	38
Share repurchase program	(1.1)			(325)
Share-based compensation expenses		52
Dividends declared $0.88 per share				(146)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of September 30, 2023	167.4	$1,541	$(2,505)	$1,326	$14

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				267	1
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.2	50
Share repurchase program	(2.2)			(493)
Share-based compensation expenses		37
Dividends declared $0.79 per share				(132)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of April 2, 2022	168.6	$1,066	$(2,384)	$1,002	$18
Net earnings				228	1
Other comprehensive loss			(107)
Issuance of common stock and stock options exercised		2
Share repurchase program	(0.7)			(162)
Share-based compensation expenses		44
Dividends declared $0.79 per share				(132)
Dividends paid to non-controlling interest on subsidiary common stock					(6)
Balance as of July 2, 2022	167.9	$1,112	$(2,491)	$936	$13
Net earnings				279	1
Other comprehensive loss			(147)
Issuance of common stock and stock options exercised	1.1	84
Share repurchase program	(0.4)			(94)
Share-based compensation expenses		45
Dividends declared $0.79 per share				(132)
Balance as of October 1, 2022	168.6	$1,241	$(2,638)	$989	$14
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating
Net earnings	$1,117	$777
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	271	331
Non-cash other charges	8	20
Loss on ESN fixed asset impairment	—	147
Share-based compensation expenses	160	126
Gain on sales of investments and businesses, net	—	(3)
Loss from the extinguishment of long-term debt	—	6
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(154)	5
Inventories	94	(360)
Other current assets and contract assets	(140)	(38)
Accounts payable, accrued liabilities and contract liabilities	(534)	(183)
Other assets and liabilities	(21)	(66)
Deferred income taxes	(2)	(212)
Net cash provided by operating activities	799	550
Investing
Acquisitions and investments, net	(12)	(590)
Proceeds from sales of investments and businesses, net	12	38
Capital expenditures	(172)	(183)
Net cash used for investing activities	(172)	(735)
Financing
Net proceeds from issuance of debt	—	595
Repayments of debt	(1)	(283)
Issuances of common stock	76	137
Purchases of common stock	(670)	(749)
Payments of dividends	(443)	(398)
Payments of dividends to non-controlling interests	(5)	(6)
Net cash used for financing activities	(1,043)	(704)
Effect of exchange rate changes on total cash and cash equivalents	1	(163)
Net decrease in total cash and cash equivalents	(415)	(1,052)
Cash and cash equivalents, beginning of period	1,325	1,874
Cash and cash equivalents, end of period	$910	$822
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$165	$157
Income and withholding taxes, net of refunds	$477	$270
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and October 1, 2022 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and nine months ended September 30, 2023 and October 1, 2022, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	September 30, 2023			October 1, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,155	$628	$1,783	$1,166	$521	$1,687
International	457	316	773	363	323	686
	$1,612	$944	$2,556	$1,529	$844	$2,373

Major Products and Services:
LMR Communications	$1,312	$605	$1,917	$1,243	$569	$1,812
Video	300	153	453	286	133	419
Command Center	—	186	186	—	142	142
	$1,612	$944	$2,556	$1,529	$844	$2,373

Customer Types:
Direct	$940	$859	$1,799	$902	$769	$1,671
Indirect	672	85	757	627	75	702
	$1,612	$944	$2,556	$1,529	$844	$2,373

	Nine Months Ended
	September 30, 2023			October 1, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$3,130	$1,786	$4,916	$2,961	$1,514	$4,475
International	1,222	991	2,213	957	973	1,930
	$4,352	$2,777	$7,129	$3,918	$2,487	$6,405

Major Products and Services:
LMR Communications	$3,542	$1,807	$5,349	$3,190	$1,684	$4,874
Video	810	435	1,245	728	368	1,096
Command Center	—	535	535	—	435	435
	$4,352	$2,777	$7,129	$3,918	$2,487	$6,405

Customer Types:
Direct	$2,459	$2,529	$4,988	$2,271	$2,259	$4,530
Indirect	1,893	248	2,141	1,647	228	1,875
	$4,352	$2,777	$7,129	$3,918	$2,487	$6,405

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of September 30, 2023 was $9.3 billion. A total of $4.9 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of September 30, 2023, of which $3.1 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $4.4 billion was from Software and Services performance obligations that were not yet satisfied as of September 30, 2023. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.5 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	September 30, 2023	December 31, 2022
Accounts receivable, net	$1,667	$1,518
Contract assets	1,092	974
Contract liabilities	1,898	1,859
Non-current contract liabilities	394	363
Revenue recognized during the three months ended September 30, 2023 which was previously included in Contract liabilities as of July 1, 2023 was $475 million, compared to $437 million of revenue recognized during the three months ended October 1, 2022 which was previously included in Contract liabilities as of July 2, 2022. Revenue recognized during the nine months ended September 30, 2023 which was previously included in Contract liabilities as of December 31, 2022 was $1.1 billion, compared to $939 million recognized during the nine months ended October 1, 2022 which was previously included in Contract liabilities as of December 31, 2021. The Company did not reverse any revenue during the three months ended September 30, 2023 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $3 million of reversals for the three months ended October 1, 2022, primarily driven by changes in the estimates of progress on system contracts. Revenue of $18 million was reversed during the nine months ended September 30, 2023 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $23 million of reversals for the nine months ended October 1, 2022.
There were no material expected credit losses recorded on contract assets during each of the three and nine months ended September 30, 2023 and October 1, 2022.
Contract Cost Balances

(In millions)	September 30, 2023	December 31, 2022
Current contract cost assets	$89	$61
Non-current contract cost assets	109	130
Amortization of contract cost assets was $10 million and $35 million for the three and nine months ended September 30, 2023, respectively, and $14 million and $41 million for the three and nine months ended October 1, 2022, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Lease expense:
Operating lease cost	$35	$32	$103	$98
Finance lease cost
Amortization of right-of-use assets	$1	$1	$2	$5

Short-term lease cost	$—	$—	$1	$1
Variable cost	10	9	28	26
Sublease income	(1)	(1)	(3)	(4)
Net lease expense	$45	$41	$131	$126
Lease Assets and Liabilities

(in millions)	Statement Line Classification	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease assets	$453	$485
Finance lease assets	Property, plant and equipment, net	8	9
		$461	$494
Current liabilities:
Operating lease liabilities	Accrued liabilities	$118	$118
Finance lease liabilities	Current portion of long-term debt	—	1
		$118	$119
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	$368	$419
Other Information Related to Leases

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$103	$124
Net cash used for financing activities related to finance leases	1	4
Assets obtained in exchange for lease liabilities:
Operating leases	$52	$77
Assets obtained in exchange for lease liabilities for the nine months ended September 30, 2023 included $20 million of additional leases due to a renewal of a large managed services contract. Assets obtained in exchange for lease liabilities for the nine months ended October 1, 2022 included $34 million of additional leases acquired in connection with the Company's acquisition of TETRA Ireland.

	September 30, 2023	December 31, 2022
Weighted average remaining lease terms (years):
Operating leases	5	5
Finance leases	0	1
Weighted average discount rate:
Operating leases	4.26%	4.07%
Finance leases	—%	3.23%

Future Lease Payments

September 30, 2023
(in millions)	Operating Leases
Remainder of 2023	$29
2024	135
2025	119
2026	102
2027	56
Thereafter	97
Total lease payments	$538
Less: Interest	52
Present value of lease liabilities	$486

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Other charges:
Intangibles amortization (Note 15)	$39	$63	$137	$194
Environmental reserve expense	—	—	15	—
Reorganization of business (Note 14)	4	2	16	14
Operating lease asset impairments	—	4	4	16
Acquisition-related transaction fees	1	2	3	16
Legal settlements	1	12	1	23
Fixed asset impairments	—	1	3	12
Gain on Hytera legal settlement	—	—	—	(13)
Other	1	(1)	2	—
	$46	$83	$181	$262
During the nine months ended September 30, 2023, the Company revised the estimate for its liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") incurred by a legacy business. It is the Company's policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. During the nine months ended September 30, 2023, the Company became aware of incremental costs required in its remediation of the Superfund site. As such, the Company recorded a charge of $15 million, increasing the reserve balance to $127 million. The Company discounted the cash flows used in estimating this accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is $4 million and is included in the Accrued liabilities statement line and the non-current portion is included in the "Other liabilities" statement line within the Company's Condensed Consolidated Balance Sheets.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest income (expense), net:
Interest expense	$(60)	$(62)	$(186)	$(179)
Interest income	7	2	22	8
	$(53)	$(60)	$(164)	(171)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$24	$28	$73	$91
Loss from the extinguishment of long-term debt (Note 5)	—	—	—	(6)
Investment impairments	(7)	—	(16)	(1)
Foreign currency gain (loss)	23	45	(16)	95
Loss on derivative instruments (Note 6)	(26)	(54)	(9)	(111)
Loss on equity method investments	—	—	—	(2)
Fair value adjustments to equity investments	(7)	(5)	12	(35)
Gain on TETRA Ireland equity method investment	—	—	—	21
Other	—	5	2	(2)
	$7	$19	$46	$50
Earnings Per Common Share
The computation of basic and diluted earnings per common share is as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic earnings per common share:
Earnings	$464	$279	$1,113	$774
Weighted average common shares outstanding	166.7	167.2	167.2	167.5
Per share amount	$2.78	$1.67	$6.66	$4.62
Diluted earnings per common share:
Earnings	$464	$279	$1,113	$774
Weighted average common shares outstanding	166.7	167.2	167.2	167.5
Add effect of dilutive securities:
Share-based awards	3.5	3.6	3.6	3.8
1.75% senior convertible notes	1.5	0.7	1.4	0.6
Diluted weighted average common shares outstanding	171.7	171.5	172.2	171.9
Per share amount	$2.70	$1.63	$6.46	$4.50
In the computation of diluted earnings per common share for the three months ended and nine months ended September 30, 2023, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended October 1, 2022, the assumed exercise of 0.4 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the nine months ended October 1, 2022, the assumed exercise of 0.2 million options, inclusive of 0.1 million options subject to market based contingent option agreements, were excluded because their inclusion would have been antidilutive.

As of September 30, 2023, the Company had $1.0 billion of 1.75% senior convertible notes outstanding, which mature on September 15, 2024 (the "Senior Convertible Notes"). The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount (which is equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, when the average stock price exceeded the contractual conversion price, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be settled in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price, which first occurred for the quarter ended October 2, 2021. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended September 30, 2023. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of September 30, 2023 was $398 million.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$1,728	$1,579
Less allowance for credit losses	(61)	(61)
	$1,667	$1,518
Inventories, Net
Inventories, net, consist of the following:

	September 30, 2023	December 31, 2022
Finished goods	$337	$354
Work-in-process and production materials	763	829
	1,100	1,183
Less inventory reserves	(141)	(128)
	$959	$1,055
Other Current Assets
Other current assets consist of the following:

	September 30, 2023	December 31, 2022
Current contract cost assets (Note 2)	$89	$61
Contractor receivables	38	47
Tax-related deposits	32	33
Other	245	242
	$404	$383

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	September 30, 2023	December 31, 2022
Land	$5	$5
Leasehold improvements	459	456
Machinery and equipment	2,295	2,303
	2,759	2,764
Less accumulated depreciation	(1,828)	(1,837)
	$931	$927
During the three months ended October 1, 2022, the Company recorded a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the Emergency Services Network ("ESN") service contract with the Home Office of the United Kingdom (the "Home Office"). The recognized impairment was based on the Company's expectation that, more likely than not, the ESN long-lived asset group will be disposed of significantly before the end of its previously estimated useful life as a result of the Company's early exit from its ESN contract with the Home Office. The impairment loss was recorded in the Software and Services segment within cost of sales in the Condensed Consolidated Statements of Operations.
Depreciation expense for the three months ended September 30, 2023 and October 1, 2022 was $47 million and $45 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and October 1, 2022 was $134 million and $137 million, respectively.
Investments
Investments consist of the following:

	September 30, 2023	December 31, 2022
Common stock	$30	$21
Strategic investments	28	45
Company-owned life insurance policies	71	69
Equity method investments	13	12
	$142	$147
During the nine months ended September 30, 2023, the Company recognized a gain of $13 million in Other income (expense) within the Condensed Consolidated Statement of Operations related to an increase in the fair value of its investment in Evolv Technologies, Inc. During the nine months ended September 30, 2023, the Company recorded a $16 million investment impairment charge, representing an other-than-temporary decline in the value of the Company's strategic equity investment portfolio. The investment impairment charge is classified within Other income (expense) within the Condensed Consolidated Statement of Operations.
Other Assets
 Other assets consist of the following:

	September 30, 2023	December 31, 2022
Defined benefit plan assets	$168	$164
Non-current contract cost assets (Note 2)	109	130
Other	59	16
	$336	$310
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
The Company's outstanding amounts related to the suppliers participating in this program was $31 million and $37 million as of September 30, 2023 and December 31, 2022, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.

Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Compensation	$299	$374
Tax liabilities	208	367
Dividend payable	146	148
Trade liabilities	137	145
Operating lease liabilities (Note 3)	118	118
Customer reserves	83	78
Other	364	408
	$1,355	$1,638
Other Liabilities
Other liabilities consist of the following:

	September 30, 2023	December 31, 2022
Defined benefit plans	$915	$1,004
Non-current contract liabilities (Note 2)	394	363
Unrecognized tax benefits (Note 7)	29	29
Deferred income taxes (Note 7)	72	73
Environmental reserve	123	108
Other	167	114
	$1,700	$1,691
Stockholders’ Equity
Share Repurchase Program: During the three and nine months ended September 30, 2023, the Company repurchased approximately 1.1 million and 2.5 million shares at an average price of $281.79 and $277.96 per share for an aggregate amount of $322 million and $686 million, respectively, excluding transaction costs and excise tax. The Company paid $306 million and $670 million to settle share repurchases during the three and nine months ended September 30, 2023, respectively. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022, which was $3 million as of September 30, 2023.
Payment of Dividends: During the three months ended September 30, 2023 and October 1, 2022, the Company paid $147 million and $132 million, respectively, in cash dividends to holders of its common stock. During the nine months ended September 30, 2023 and October 1, 2022, the Company paid $443 million and $398 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $146 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(476)	$(539)	$(539)	$(384)
Other comprehensive income (loss) before reclassification adjustment	(62)	(153)	(8)	(304)
Tax benefit (expense)	(8)	(9)	1	(13)
Other comprehensive income (loss), net of tax	(70)	(162)	(7)	(317)
Balance at end of period	$(546)	$(701)	$(546)	$(701)
Defined Benefit Plans:
Balance at beginning of period	$(1,971)	$(1,952)	$(1,996)	$(1,995)
Other comprehensive income before reclassification adjustment	—	—	—	17
Tax expense	—	—	—	(3)
Other comprehensive income before reclassification adjustment, net of tax	—	—	—	14
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	15	20	45	60
Reclassification adjustment - Prior service benefits into Other income (Note 8)	1	(1)	3	(3)
Tax expense	(4)	(4)	(11)	(13)
Reclassification adjustments into Net earnings, net of tax	12	15	37	44
Other comprehensive income, net of tax	12	15	37	58
Balance at end of period	$(1,959)	$(1,937)	$(1,959)	$(1,937)
Total Accumulated other comprehensive loss	$(2,505)	$(2,638)	$(2,505)	$(2,638)

5.    Debt and Credit Facilities
As of September 30, 2023, $1.0 billion of Senior Convertible Notes and $313 million of 4.0% senior notes, which both mature in September 2024, were reclassified from Long-term debt to the Current portion of long-term debt statement line within the Company's Condensed Consolidated Balance Sheets, as the notes are due within the next twelve months.
As of September 30, 2023, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 30, 2023. On February 8, 2023, the Company entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to SOFR.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of September 30, 2023 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.3 billion and $1.1 billion for periods ended September 30, 2023 and December 31, 2022, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 30, 2023, and the corresponding positions as of December 31, 2022:

	Notional Amount
Net Buy (Sell) by Currency	September 30, 2023	December 31, 2022
British pound	$262	$290
Euro	250	185
Australian dollar	(124)	(130)
Canadian dollar	75	—
Chinese renminbi	(68)	(61)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 30, 2023, all of the counterparties had investment grade credit ratings. As of September 30, 2023, the Company had $10 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of September 30, 2023 and December 31, 2022:

	Fair Values of Derivative Instruments
September 30, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$9	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1	19
Equity swap contracts	—	1
Total derivatives	$10	$20

	Fair Values of Derivative Instruments
December 31, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	15	—
Total derivatives	$15	$5

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2023 and October 1, 2022:

	Financial Statement Location	Three Months Ended		Nine Months Ended
		September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive gain (loss)	$9	$12	$5	$24
Forward points recognized	Other income (expense)	1	1	2	1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	(26)	(54)	(9)	(111)
Equity swap contracts	Selling, general and administrative expenses	(1)	—	(1)	—

Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of September 30, 2023, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £70 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the forward points recognized will be amortized on a straight line basis and recognized through interest expense within Other income (expense) in the Condensed Consolidated Statement of Operations.
Equity Swap Contracts
During the three months ended September 30, 2023, the Company entered into equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of September 30, 2023 was $15 million.

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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings before income taxes	$592	$333	$1,438	$852
Income tax expense	127	53	321	75
Effective tax rate	21%	16%	22%	9%
The effective tax rate for the three months ended September 30, 2023 of 21% was equal to the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by the excess tax benefits of share-based compensation and favorable US return-to-provision adjustments. The effective tax rate for the nine months ended September 30, 2023 of 22% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by the excess tax benefits of share-based compensation and favorable US return-to-provision adjustments.
The effective tax rate for the three months ended October 1, 2022 of 16% was lower than the U.S. federal statutory tax rate of 21% primarily due to the excess tax benefits of share-based compensation. The effective tax rate for the nine months ended October 1, 2022 of 9% was lower than the U.S. federal statutory tax rate of 21% primarily due to a net deferred tax benefit of

$77 million as a result of an intra-group transfer of certain intellectual property ("IP") rights and the excess tax benefits of share-based compensation.
The effective tax rate for the three months ended September 30, 2023 of 21% was higher than the effective tax rate for the three months ended October 1, 2022 of 16%, primarily due to lower excess tax benefits of share-based compensation in 2023, partially offset by more favorable US return-to-provision adjustments in 2023. The effective tax rate for the nine months ended September 30, 2023 of 22% was higher than the effective tax rate for the nine months ended October 1, 2022 of 9%, primarily due to a net deferred tax benefit in 2022 as a result of an intra-group transfer of certain IP rights, lower excess tax benefits of share-based compensation in 2023 and a lower foreign derived intangible income deduction in 2023, partially offset by more favorable US return-to-provision adjustments in 2023.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	47	32	2	8	2	—
Expected return on plan assets	(73)	(64)	(16)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	5	15	9	4	1	1
Unrecognized prior service cost (benefit)	—	—	—	(1)	1	—
Net periodic pension cost (benefits)	$(21)	$(17)	$(5)	$(14)	$1	$(2)

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$—	$—	$—	$3	$—	$—
Interest cost	141	96	6	24	5	1
Expected return on plan assets	(219)	(191)	(46)	(77)	(9)	(9)
Amortization of:
Unrecognized net loss	15	46	27	11	3	3
Unrecognized prior service cost (benefit)	—	—	—	(3)	3	—
Net periodic pension cost (benefits)	$(63)	$(49)	$(13)	$(42)	$2	$(5)

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Share-based compensation expense included in:
Costs of sales	$10	$7	$30	$20
Selling, general and administrative expenses	28	26	87	72
Research and development expenditures	14	12	43	34
Share-based compensation expense included in Operating earnings	52	45	160	126
Tax benefit	(11)	(9)	(33)	(26)
Share-based compensation expense, net of tax	$41	$36	$127	$100
Decrease in basic earnings per share	$(0.25)	$(0.22)	$(0.76)	$(0.60)
Decrease in diluted earnings per share	$(0.24)	$(0.21)	$(0.74)	$(0.58)
During the nine months ended September 30, 2023, the Company granted 0.7 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.1 million market stock units (MSUs) with an aggregate grant-date fair value of $172 million, $24 million and $13 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $7 million and $13 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 30, 2023 and December 31, 2022 were as follows:

September 30, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$10
Common stock	30	—	30
Liabilities:
Foreign exchange derivative contracts	—	19	19
Equity swap contracts	1	—	1

December 31, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$15	$15
Common stock	21	—	21
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
The Company had no foreign exchange derivative contracts or common stock investments in Level 3 holdings as of September 30, 2023 or December 31, 2022.
At September 30, 2023 and December 31, 2022, the Company had $510 million and $490 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of September 30, 2023 was $5.9 billion, of which the Senior Convertible Notes were $1.4 billion (Level 2). The fair value of long-term debt at December 31, 2022 was $5.9 billion, of which the Senior Convertible Notes were $1.3 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract-specific discounting facility	$—	$—	$—	$49
Accounts receivable sales proceeds	—	—	—	62
Long-term receivables sales proceeds	65	42	123	64
Total proceeds from receivable sales	$65	$42	$123	$175
At September 30, 2023, the Company had retained servicing obligations for $844 million of long-term receivables, compared to $891 million at December 31, 2022. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $97 million at September 30, 2023, compared to $65 million at December 31, 2022.

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
On December 17, 2020, the Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order, which the Court denied on July 11, 2023. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. On August 26, 2023, the Court granted the Company's contempt motion. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow. In addition to the September 1, 2023 payment of $56 million, Hytera has made de minimis regular quarterly royalty payments into the third-party escrow from October 2022 through October 2023. The aggregate amount paid into escrow will not be recognized until all contingencies are resolved and such amount is released from escrow.
On August 2, 2022, Hytera appealed the Court's July 5, 2022 judgment to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Company filed its cross-appeal on August 5, 2022. The parties have now submitted all briefs and responses on Hytera's appeal and the Company's cross-appeal. The Court of Appeals set an oral argument date of December 5, 2023.
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

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Products and Systems Integration	$1,612	$1,529	$4,352	$3,918
Software and Services	944	844	2,777	2,487
	$2,556	$2,373	$7,129	$6,405
Operating Earnings by Segment

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Products and Systems Integration	$364	$303	$752	$460
Software and Services	275	70	804	510
Operating earnings	639	373	1,556	970
Total other expense	(47)	(40)	(118)	(118)
Earnings before income taxes	$592	$333	$1,438	$852

14.    Reorganization of Business
2023 Charges
During the three months ended September 30, 2023, the Company recorded net reorganization of business charges of $6 million, including $4 million of charges in Other charges and $2 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $6 million were charges of $8 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals no longer needed.
During the nine months ended September 30, 2023, the Company recorded net reorganization of business charges of $22 million, including $16 million of charges in Other charges and $6 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $22 million were charges of $32 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $5 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

September 30, 2023	Three Months Ended	Nine Months Ended
Products and Systems Integration	$5	$22
Software and Services	1	—
	$6	$22
Reorganization of Businesses Accruals

	January 1, 2023	Additional Charges	Adjustments	Amount Used	September 30, 2023
Employee separation costs	$26	$32	$(5)	$(28)	$25
Exit costs	10	—	(5)	—	5
	$36	$32	$(10)	$(28)	$30
Exit Costs
At January 1, 2023, the Company had an accrual of $10 million for exit costs, related to the Company's exit of the ESN contract with the Home Office in 2022. During the three months ended September 30, 2023, the Company recorded a $5 million reversal for accruals no longer needed. The remaining $5 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at September 30, 2023, and are expected to be paid within one year.

Employee Separation Costs
At January 1, 2023, the Company had an accrual of $26 million for employee separation costs. The 2023 additional charges of $32 million represent severance costs for approximately 560 employees. The adjustment of $5 million reflects reversals for accruals no longer needed. The $28 million used reflects cash payments to severed employees. The remaining accrual of $25 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2023, is expected to be paid, primarily within one year, to approximately 530 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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

15.    Intangible Assets and Goodwill
On December 14, 2022, the Company acquired Rave Mobile, a leader in mass notification and incident management, for $553 million net of cash acquired. In addition, the Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. This acquisition complements the Company's portfolio with a platform specifically designed to help organizations and public safety agencies communicate and collaborate during emergencies. The Company recognized $399 million of goodwill, $212 million of identifiable intangible assets and $58 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of trade names, $82 million of developed technology and $121 million of customer relationships and will be amortized over a period of nine years, seventeen years and seventeen years, respectively. The business is a part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
On October 25, 2022, the Company acquired Futurecom, a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's radio network and device portfolios. The Company recognized $10 million of goodwill, $11 million of identifiable intangible assets and $9 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of six years. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net assets and goodwill may be subject to change.
On August 8, 2022, the Company acquired Barrett Communications, a global provider of specialized radio communications, for $18 million, net of cash acquired. This acquisition complements the Company's existing radio portfolio, allowing the Company     to use high frequency and very high frequency radio communications to support mission-critical operations. The Company recognized $1 million of goodwill, $3 million of identifiable intangible assets and $14 million of net assets. The identifiable intangible assets were classified as $1 million of trade names and $2 million of developed technology, both of which will be amortized over a period of seven years.The goodwill is not deductible for tax purposes. The business is part of the Products and Systems Integration segment. The purchase accounting was completed as of the third quarter of 2023.
On May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The Company recognized $9 million of goodwill, $6 million of identifiable intangible assets and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of four years. The business is part of the Products and Systems Integration segment. The purchase accounting was completed as of the second quarter of 2023.

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
On March 23, 2022, the Company acquired TETRA Ireland, the provider of Ireland's National Digital Radio Service, for $120 million, net of cash acquired. The Company was an initial shareholder of TETRA Ireland and acquired the remaining interest in the entity from the other shareholders. This acquisition expands the Company's portfolio of delivering mission-critical voice and data communications solutions to first responders and frontline workers. As a result of the acquisition, the Company recognized a $21 million gain recorded within Other income (expense) on the Company's initial minority interest. The Company recognized $47 million of goodwill, $90 million of identifiable intangible assets and $6 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $83 million of customer relationships and $7 million of trade names that will be amortized over a period of twelve years and fourteen years, respectively. The business is part of the Software and Services segment. The purchase accounting was completed as of the first quarter of 2023.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,095	$423	$1,083	$358
Customer-related	1,517	1,001	1,519	935
Other intangibles	98	69	99	66
	$2,710	$1,493	$2,701	$1,359
Amortization expense on intangible assets was $39 million and $137 million for the three and nine months ended September 30, 2023, respectively. Amortization expense on intangible assets was $63 million and $194 million for the three and nine months ended October 1, 2022, respectively. As of September 30, 2023, annual amortization expense is estimated to be $176 million in 2023, $138 million in 2024, $125 million in 2025, $117 million in 2026, $107 million in 2027 and $106 million in 2028.
Amortized intangible assets were comprised of the following by segment:

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$912	$319	$913	$261
Software and Services	1,798	1,174	1,788	1,098
	$2,710	$1,493	$2,701	$1,359

Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2023 to September 30, 2023:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2023	$1,461	$1,851	$3,312
Purchase accounting adjustments	(2)	(30)	(32)
Foreign currency	—	(2)	(2)
Balance as of September 30, 2023	$1,459	$1,819	$3,278

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 30, 2023 and October 1, 2022, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, Part II, Item 1A "Risk Factors" of this Form 10-Q, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the continuing and future impact of COVID-19 on our business; (b) availability and costs of materials, components and labor (including inventory levels), and the impact of such availability and costs on our business (including our actions in response to such availability and costs); (c) the impact of inflation on our business; (d) the impact of global economic and political conditions on our business; (e) the impact of the United Kingdom's Competition and Markets Authority's decision regarding Airwave on our business (including our actions in response to such decision); (f) linearity of our operating results expectations; (g) market growth/contraction, demand, spending and resulting opportunities; (h) our continued ability to reduce our operating expenses; (i) the return of capital to shareholders through dividends and/or repurchasing shares; (j) the impact and success of our business strategy and portfolio; (k) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (l) future payments associated with exit costs related to our exit of the Emergency Services Network ("ESN") contract with the Home Office of the United Kingdom (the "Home Office"); (m) our ability and cost to repatriate funds; (n) the liquidity of our investments and our ability to satisfy our liquidity requirements; (o) adequacy of internal resources to generate adequate amounts of cash to meet expected working capital, capital expenditure and cash requirements associated with our operations; (p) future cash flows generated from operations, and future uses of such cash; and (q) our ability to maintain access to the capital markets; (2) “Quantitative and Qualitative Disclosures about Market Risk,” about the impact of interest rate risks and foreign currency exchange risks; (3) “Legal Proceedings,” about the outcome and effect of pending legal matters; and (4) "Risk Factors," about potential impacts of the risks we face, such as those associated with (a) our employees, customer, suppliers and outsource partners being located throughout the world and (b) our large, multi-year system and services contracts (including, but not limited to, with respect to the ESN and Airwave contracts). We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

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
Third Quarter Financial Results
•Net sales were $2.6 billion in the third quarter of 2023 compared to $2.4 billion in the third quarter of 2022.
•Operating earnings were $639 million in the third quarter of 2023 compared to $373 million in the third quarter of 2022.
•Net earnings attributable to Motorola Solutions, Inc. were $464 million, or $2.70 per diluted common share, in the third quarter of 2023, compared to $279 million, or $1.63 per diluted common share, in the third quarter of 2022.
•Operating cash flow increased $249 million to $799 million in the first nine months of 2023 compared to $550 million in the first nine months of 2022.
~~•~~We repurchased $686 million of common stock and paid $443 million in dividends in the first nine months of 2023.

Macroeconomic Events
Since the beginning of the COVID-19 pandemic, we have navigated disruptions in our supply chain, in particular, challenges in procuring certain semiconductor components along with diminished transportation capacity and higher freight costs. During the first nine months of 2023, we have experienced gradual improvement in the market conditions influenced by the effects of the COVID-19 pandemic and the inflationary cost environment, particularly with respect to availability of materials in the semiconductor market. Where appropriate, we have taken pricing actions around our product and service offerings to mitigate our exposure to inflationary pressures and have benefited from these adjustments during the first nine months of 2023. We expect to continue to benefit from such adjustments in the last quarter of 2023. We continue to remain focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages and effectively manage costs. In addition, we continue to actively manage our inventory in an effort to enable continuity of supply and services to our customers, which includes diversifying the footprint of our supply chain operations. We expect to maintain elevated levels of inventory until supply conditions stabilize.
We believe our existing balances of cash and cash equivalents, along with other short-term liquidity arrangements, will continue to be sufficient to satisfy our liquidity requirements associated with our existing operations. We were in compliance with all applicable covenants in the 2021 unsecured revolving credit facility as of September 30, 2023. Additionally, we have no bond maturities until 2024. We continue to assess our operating expenses and identify cost reducing initiatives, including lower travel costs, contractor spend and reducing our real estate footprint.

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
Based on the adoption of the remedies order, since August 1, 2023, revenue under the Airwave contract has been deferred and recognized in accordance with the prospective price control, which will continue until a successful appeal. We estimate a year-over-year reduction in Airwave revenue of approximately $80 million in 2023, driven by the deferral of revenue, offset by incremental ongoing services and favorable foreign exchange rates. Meanwhile, our backlog continues to remain at original contract terms until new pricing is final. We have tested our Airwave asset group for impairment, noting the assets are expected to be recoverable.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Command Center	Software and Services	Rave Mobile Safety, Inc.	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 30, 2023	% of Sales*	October 1, 2022	% of Sales*	September 30, 2023	% of Sales*	October 1, 2022	% of Sales*
Net sales from products	$1,490		$1,439		$4,063		$3,697
Net sales from services	1,066		934		3,066		2,708
Net sales	2,556		2,373		7,129		6,405
Costs of products sales	658	44.2%	659	45.8%	1,867	46.0%	1,844	49.9%
Costs of services sales	618	58.0%	683	73.1%	1,747	57.0%	1,683	62.1%
Costs of sales	1,276		1,342		3,614		3,527
Gross margin	1,280	50.1%	1,031	43.4%	3,515	49.3%	2,878	44.9%
Selling, general and administrative expenses	380	14.9%	378	15.9%	1,138	16.0%	1,069	16.7%
Research and development expenditures	215	8.4%	197	8.3%	640	9.0%	577	9.0%
Other charges	46	1.8%	83	3.5%	181	2.5%	262	4.1%
Operating earnings	639	25.0%	373	15.7%	1,556	21.8%	970	15.1%
Other income (expense):
Interest expense, net	(53)	(2.1)%	(60)	(2.5)%	(164)	(2.3)%	(171)	(2.7)%
Gains (losses) on sales of investments and businesses, net	(1)	—%	1	—%	—	—%	3	—%
Other, net	7	0.3%	19	0.8%	46	0.6%	50	0.8%
Total other expense	(47)	(1.8)%	(40)	(1.7)%	(118)	(1.7)%	(118)	(1.8)%
Net earnings before income taxes	592	23.2%	333	14.0%	1,438	20.2%	852	13.3%
Income tax expense	127	5.0%	53	2.2%	321	4.5%	75	1.2%
Net earnings	465	18.2%	280	11.8%	1,117	15.7%	777	12.1%
Less: Earnings attributable to non-controlling interests	1	—%	1	—%	4	0.1%	3	—%
Net earnings attributable to Motorola Solutions, Inc.	$464	18.2%	$279	11.8%	$1,113	15.6%	$774	12.1%
Earnings per diluted common share	$2.70		$1.63		$6.46		$4.50
* Percentages may not add due to rounding

Results of Operations—Three months ended September 30, 2023 compared to three months ended October 1, 2022
The results of operations for the third quarter of 2023 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	September 30, 2023			October 1, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,155	$628	$1,783	$1,166	$521	$1,687
International	457	316	773	363	323	686
	$1,612	$944	$2,556	$1,529	$844	$2,373
Net sales by major products and services:
LMR Communications	$1,312	$605	$1,917	$1,243	$569	$1,812
Video	300	153	453	286	133	419
Command Center	—	186	186	—	142	142
Total	$1,612	$944	$2,556	$1,529	$844	$2,373

Operating earnings	$364	$275	$639	$303	$70	$373
Operating margins	22.6%	29.1%	25.0%	19.8%	8.3%	15.7%
Net Sales
The Products and Systems Integration segment’s net sales represented 63% of our net sales in the third quarter of 2023 and 64% in the third quarter of 2022. The Software and Services segment’s net sales represented 37% of our net sales in the third quarter of 2023 and 36% in the third quarter of 2022.
Net sales increased $183 million, or 8%, in the third quarter of 2023 compared to the third quarter of 2022. The $83 million, or 5%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 26% in the International region and partially offset by a decrease of 1% in the North America region. The $100 million, or 12%, increase in net sales within the Software and Services segment was driven by an increase of 21% in the North America region and partially offset by a decrease of 2% in the International region. Net sales includes:
•an increase in the Software and Services segment, inclusive of $18 million of revenue from acquisitions, driven by an increase in Command Center, LMR and Video, partially offset by the deferral of revenue on the Airwave contract attributed to the pricing control in the remedies order; and
•an increase in the Products and Systems Integration segment, inclusive of $1 million of revenue from acquisitions, driven by an increase in LMR and Video;
•inclusive of $13 million from favorable currency rates.
Regional results include:
•a 6% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in Command Center, LMR and Video; and
•a 13% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR and Video, partially offset by the deferral of revenue recognition on the Airwave contract.

Products and Systems Integration
The 5% increase in the Products and Systems Integration segment was driven by the following:
•$69 million, or 6% growth in LMR, inclusive of revenue from acquisitions, driven by the International region and partially offset by the North America region; and
•$14 million, or 5% growth in Video, driven by the International and North America regions;
•inclusive of $4 million from favorable currency rates.
Software and Services
The 12% increase in the Software and Services segment was driven by the following:
•$44 million, or 31% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America region;
•$36 million, or 6% growth in LMR, driven by the North America region and partially offset by the International region, inclusive of the deferral of revenue recognition on the Airwave contract; and
•$20 million, or 15% growth in Video, driven by the North America region and partially offset by the International region;
•inclusive of $9 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022	% Change
Gross margin	$1,280	$1,031	24%
Gross margin was 50.1% of net sales in the third quarter of 2023 compared to 43.4% in the third quarter of 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by a $147 million fixed asset impairment loss during the third quarter of 2022 that did not recur in the third quarter of 2023, related to assets constructed and used in the deployment of the ESN service contract with the Home Office; and higher sales, partially offset by the deferral of revenue recognition on the Airwave contract; and
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and lower direct material costs, partially offset by mix.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022	% Change
Selling, general and administrative expenses	$380	$378	1%
SG&A expenses increased 1% in the third quarter of 2023 compared to the third quarter of 2022. The increase in SG&A expenses was primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses, partially offset by lower Hytera-related legal expenses. SG&A expenses were 14.9% of net sales in the third quarter of 2023 compared to 15.9% of net sales in the third quarter of 2022.
Research and Development Expenditures

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022	% Change
Research and development expenditures	$215	$197	9%
R&D expenditures increased 9% in the third quarter of 2023 compared to the third quarter of 2022 primarily due to higher employee incentive costs, including share-based compensation and higher expenses associated with acquired businesses. R&D expenditures were 8.4% of net sales in the third quarter of 2023 compared to 8.3% of net sales in the third quarter of 2022.
Other Charges

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Other charges	$46	$83

Other charges decreased by $37 million in the third quarter of 2023 compared to the third quarter of 2022. The change was driven primarily by the following:
•$39 million of intangible asset amortization expense in the third quarter of 2023 compared to $63 million of intangible asset amortization expense in the third quarter of 2022; and
•$1 million of legal settlement charges in the third quarter of 2023 compared to $12 million of legal settlement charges in the third quarter 2022.
Operating Earnings

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating earnings from Products and Systems Integration	$364	$303
Operating earnings from Software and Services	275	70
Operating earnings	$639	$373
Operating earnings increased $266 million, or 71%, in the third quarter of 2023 compared to the third quarter of 2022. The increase in Operating earnings was due to:
•$205 million increase in the Software and Services segment, primarily driven by a $147 million fixed asset impairment loss during the third quarter of 2022 that did not recur in the third quarter of 2023, related to assets constructed and used in the deployment of the ESN service contract with the Home Office; higher sales; improved operating leverage and a reduction in intangible amortization expenses, partially offset by the deferral of revenue recognition on the Airwave contract; and
•$61 million increase in the Products and Systems Integration segment, primarily driven by higher sales, lower direct material costs, improved operating leverage and lower Hytera-related legal expenses, partially offset by mix.
Interest Expense, net

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Interest expense, net	$(53)	$(60)
The $7 million decrease in Interest expense, net in the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by higher interest income earned on cash.
Other, net

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Other, net	$7	$19
The $12 million decrease in Other, net in the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by:
•$23 million of foreign currency gains in the third quarter of 2023 compared to $45 million of foreign currency gains in the third quarter of 2022;
•$7 million of investment impairments in the third quarter of 2023 that did not occur in the third quarter of 2022;
•$24 million of net periodic pension and postretirement benefit in the third quarter of 2023 compared to $28 million of net periodic pension and postretirement benefit in the third quarter of 2022; and
•$7 million loss on fair value adjustments to equity investments in the third quarter of 2023 compared to a $5 million loss on fair value adjustments to equity investments in the third quarter of 2022; partially offset by
•$26 million loss on derivatives in the third quarter of 2023 compared to a $54 million loss on derivatives in the third quarter of 2022.

Effective Tax Rate

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Income tax expense	$127	$53
Income tax expense increased by $74 million in the third quarter of 2023 compared to the third quarter of 2022, resulting in an effective tax rate of 21%. Our effective tax rate for the three months ended September 30, 2023 of 21% was higher than the effective tax rate for the three months ended October 1, 2022 of 16%, primarily due to lower excess tax benefits of share-based compensation in 2023, partially offset by more favorable US return-to-provision adjustments in 2023.

Results of Operations—Nine months ended September 30, 2023 compared to Nine months ended October 1, 2022

	Nine Months Ended
	September 30, 2023			October 1, 2022
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$3,130	$1,786	$4,916	$2,961	$1,514	$4,475
International	1,222	991	2,213	957	973	1,930
	$4,352	$2,777	$7,129	$3,918	$2,487	$6,405
Net sales by major products and services:
LMR Communications	$3,542	$1,807	$5,349	$3,190	$1,684	$4,874
Video	810	435	1,245	728	368	1,096
Command Center	—	535	535	—	435	435
Total	$4,352	$2,777	$7,129	$3,918	$2,487	$6,405

Operating earnings	752	804	1,556	460	510	970
Operating margins	17.3%	29.0%	21.8%	11.7%	20.5%	15.1%
Net Sales
The Products and Systems Integration segment's net sales represented 61% of our net sales in both the first nine months of 2023 and 2022. Net sales from the Software and Services segment represented 39% of our net sales in both the first nine months of 2023 and 2022.
Net sales increased $724 million, or 11%, in the first nine months of 2023 compared to the first nine months of 2022. The $434 million, or 11%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 28% in the International region and an increase of 6% in the North America region. The $290 million, or 12%, increase in net sales within the Software and Services segment was driven by an increase of 18% in the North America region and an increase of 2% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $15 million of revenue from acquisitions, driven by an increase in LMR and Video; and
•an increase in Software and Services, inclusive of $66 million of revenue from acquisitions, driven by an increase in LMR, Command Center and Video, partially offset by the deferral of revenue on the Airwave contract attributed to the pricing control in the remedies order;
•inclusive of $54 million from favorable currency rates.
Regional results include:
•a 10% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 15% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR and Video, partially offset by the deferral of revenue recognition on the Airwave contract.

Products and Systems Integration
The 11% increase in the Products and Systems Integration segment was driven by the following:
•$352 million, or 11% growth in LMR, inclusive of revenue from acquisitions, driven by both the International and North America regions; and
•$82 million, or 11% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $24 million from favorable currency rates.
Software and Services
The 12% increase in the Software and Services segment was driven by the following:
•$123 million, or 7% growth in LMR, inclusive of revenue from acquisitions, driven by the North America and International regions, inclusive of the deferral of revenue recognition on the Airwave contract;
•$100 million, or 23% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America region; and
•$67 million, or 18% growth in Video, inclusive of revenue from acquisitions, driven by the North America region and partially offset by the International region;
•inclusive of $30 million from favorable currency rates.
Gross Margin

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	% Change
Gross margin	$3,515	$2,878	22%
Gross margin was 49.3% of net sales in the first nine months of 2023 compared to 44.9% in the first nine months of 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, inclusive of higher pricing, and lower direct material costs, partially offset by mix; and
•higher gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales and a $147 million fixed asset impairment loss during the first nine months of 2022 that did not recur in the first nine months of 2023, related to assets constructed and used in the deployment of the ESN service contract with the Home Office, and partially offset by the deferral of revenue recognition on the Airwave contract.
Selling, General and Administrative Expenses

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	% Change
Selling, general and administrative expenses	$1,138	$1,069	6%
SG&A expenses increased 6% in the first nine months of 2023 compared to the first nine months of 2022. The increase in SG&A expenses was primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses, partially offset by lower Hytera-related legal expenses. SG&A expenses were 16.0% of net sales in the first nine months of 2023 compared to 16.7% of net sales in the first nine months of 2022.
Research and Development Expenditures

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	% Change
Research and development expenditures	$640	$577	11%
R&D expenditures increased 11% in the first nine months of 2023 compared to the first nine months of 2022 primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses. R&D expenditures were 9.0% of net sales in both the first nine months of 2023 and 2022.

Other Charges

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Other charges	$181	$262
Other charges decreased by $81 million in the first nine months of 2023 compared to the first nine months of 2022. The change was driven primarily by the following:
•$137 million of intangible asset amortization expense in the first nine months of 2023 compared to $194 million of intangible asset amortization expense in the first nine months of 2022;
•$1 million of legal settlement charges in the first nine months of 2023 compared to $23 million of legal settlement charges in the first nine months of 2022;
•$3 million of acquisition-related transaction fees in the first nine months of 2023 compared to $16 million of acquisition-related transaction fees in the first nine months of 2022;
•$4 million of operating lease asset impairments in the first nine months of 2023 compared to $16 million of operating lease asset impairments in the first nine months of 2022; and
•$3 million of fixed asset impairments in the first nine months of 2023 compared to $12 million of fixed asset impairments in the first nine months of 2022; partially offset by
•$15 million of environmental reserve expense in the first nine months of 2023 that did not occur in the first nine months of 2022; and
•$13 million gain on recoveries from the legal settlement under the Hytera bankruptcy proceedings in the first nine months of 2022 (see further detail in "Hytera Bankruptcy Proceedings" in Note 12, "Commitments and Contingencies" to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q), that did not recur in the first nine months of 2023.
Operating Earnings

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating earnings from Products and Systems Integration	$752	$460
Operating earnings from Software and Services	804	510
Operating earnings	$1,556	$970
Operating earnings increased $586 million, or 60%, in the first nine months of 2023 compared to the first nine months of 2022. The increase in Operating earnings was due to:
•$294 million increase in the Software and Services segment, primarily driven by higher sales, a $147 million fixed asset impairment loss during the first nine months of 2022 that did not recur in the first nine months of 2023 related to assets constructed and used in the deployment of the ESN service contract with the Home Office; and a reduction in intangible amortization expenses, partially offset by higher expenses associated with acquired businesses and the deferral of revenue recognition on the Airwave contract; and
•$292 million increase in the Products and Systems Integration segment, primarily driven by higher sales, pricing actions and lower supply chain costs, partially offset by higher employee incentive costs, including share-based compensation and mix.
Interest Expense, net

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Interest expense, net	$(164)	$(171)
The $7 million decrease in net interest expense in the first nine months of 2023 compared to the first nine months of 2022 was primarily driven by higher interest income earned on cash, partially offset by interest on higher outstanding debt.

Other, net

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Other, net	$46	$50
The $4 million decrease in Other, net in the first nine months of 2023 compared to the first nine months of 2022 was primarily driven by:
•$16 million of foreign currency losses in the first nine months of 2023 compared to $95 million of foreign currency gains in the first nine months of 2022;
•$19 million gain on equity method investments in the first nine months of 2022 that did not occur in the first nine months of 2023;
•$73 million of net periodic pension and postretirement benefit in the first nine months of 2023 compared to $91 million of net periodic pension and postretirement benefit in the first nine months of 2022; and
•$16 million of investment impairments in the first nine months of 2023 compared to $1 million of investment impairments in the first nine months of 2022; partially offset by
•$9 million of losses on derivative instruments in the first nine months of 2023 compared to $111 million of losses on derivative instruments in the first nine months of 2022;
•$12 million gain on fair value adjustments to equity investments in the first nine months of 2023 compared to a $35 million loss on fair value adjustments to equity investments in the first nine months of 2022; and
•$6 million loss on the extinguishment of long-term debt in the first nine months of 2022 that did not recur in the first nine months of 2023.
Effective Tax Rate

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Income tax expense	$321	$75
Income tax expense increased by $246 million in the first nine months of 2023 compared to the first nine months of 2022, resulting in an effective tax rate of 22%. Our effective tax rate of 22% for the nine months ended September 30, 2023 was higher than the effective tax rate for the nine months ended October 1, 2022 of 9%, primarily due to a net deferred tax benefit in 2022 as a result of an intra-group transfer of certain IP rights, lower excess tax benefits of share-based compensation in 2023, and a lower foreign derived intangible income deduction in 2023, partially offset by more favorable US return-to-provision adjustments in 2023.

Reorganization of Business
During the third quarter of 2023, we recorded net reorganization of business charges of $6 million, including $4 million of charges recorded within Other charges and $2 million of charges recorded in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $6 million were charges of $8 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals no longer needed.
During the first nine months of 2023, we recorded net reorganization of business charges of $22 million, including $16 million of charges recorded within Other charges and $6 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $22 million were charges of $32 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $5 million of reversals for employee separation accruals no longer needed.
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

The following table displays the net charges incurred by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Products and Systems Integration	$5	$3	$22	$17
Software and Services	1	11	—	14
	$6	$14	$22	$31
Cash payments for employee severance in connection with the reorganization of business plans were $28 million in the first nine months of 2023 and $27 million in the first nine months of 2022. The reorganization of business accrual at September 30, 2023 was $25 million related to employee separation costs that are expected to be paid within one year.

At January 1, 2023, we had an accrual of $10 million for exit costs related to our exit of the ESN contract with the Home Office in 2022. During the nine months ended September 30, 2023, the Company recorded a $5 million reversal for accruals no longer needed. The remaining $5 million of exit costs are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2023, and are expected to be paid within one year.

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows provided by (used for):
Operating activities	$799	$550
Investing activities	(172)	(735)
Financing activities	(1,043)	(704)
Effect of exchange rates on cash and cash equivalents	1	(163)
Increase (decrease) in cash and cash equivalents	$(415)	$(1,052)
Cash and Cash Equivalents
At September 30, 2023, $630 million of the $910 million cash and cash equivalents balance was held in the U.S. and $280 million was held in other countries.
Operating Activities
The increase in cash flows provided by operating activities from the first nine months of 2022 to the first nine months of 2023 was driven primarily by higher earnings, net of non-cash charges and improved working capital, and partially offset by higher cash taxes, including a one-time $70 million cash tax payment made in 2023 related to an intra-group transfer of certain IP rights that was completed in 2022.
Investing Activities
The decrease in cash flows used for investing activities in the first nine months of 2023 compared to the first nine months of 2022 was primarily due to a $578 million decrease in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first nine months of 2023 compared to the first nine months of 2022 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$595 million in net proceeds from the issuance of debt in the first nine months of 2022 that did not recur in the first nine months of 2023;
•$61 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first nine months of 2023 compared to the first nine months of 2022; and
•$45 million increase in the payment of dividends in the first nine months of 2023 compared to the first nine months of 2022; partially offset by
•$282 million decrease in repayments of debt in the first nine months of 2023 compared to the first nine months of 2022; and
•$79 million decrease in share repurchases in the first nine months of 2023 compared to the first nine months of 2022.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Contract-specific discounting facility	$—	$—	$—	$49
Accounts receivable sales proceeds	—	—	$—	$62
Long-term receivables sales proceeds	65	42	123	64
Total proceeds from receivable sales	$65	$42	$123	$175
Debt
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
We had outstanding debt of $4.7 billion at September 30, 2023, of which $1.3 billion, inclusive of the $1.0 billion of Senior Convertible Notes and $313 million of 4.0% senior notes, was current. We had outstanding debt of $6.0 billion at December 31, 2022, of which $1 million was current.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 30, 2023. On February 8, 2023, we entered into an amendment to the 2021 Motorola Solutions Credit Agreement to replace the interest rate benchmark from London Interbank Offered Rate (LIBOR) to SOFR.
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of September 30, 2023 we had no outstanding debt under the commercial paper program.
We have investment grade ratings on our senior unsecured long-term debt. During the third quarter of 2023, Moody's Investors Service upgraded our credit rating to Baa2 from Baa3. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three and nine months ended September 30, 2023, we repurchased approximately 1.1 million and 2.5 million shares at an average price of $281.79 and $277.96 per share for an aggregate amount of $322 million and $686 million, respectively, excluding transaction costs and excise tax. We paid $306 million and $670 million to settle share repurchases during the three and nine months ended September 30, 2023, respectively. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022, which was $3 million as of September 30, 2023. As of September 30, 2023, we had used approximately $15.4 billion of the share repurchase authority to repurchase shares, leaving $599 million of authority available for future repurchases.
Dividends
During the third quarter of 2023 we paid $147 million in cash dividends to holders of our common stock. During the first nine months of 2023 we paid $443 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $146 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $97 million at September 30, 2023, compared to $65 million at December 31, 2022.

Recent Accounting Pronouncements
See “Recently Adopted Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the nine months ended September 30, 2023. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Form 10-K, other than the updates below, which were originally reported in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
06/29/2023 to 07/26/2023	113,059	$292.51	113,059	$887,601,380
07/27/2023 to 08/23/2023	523,101	$281.44	523,101	$740,381,411
08/24/2023 to 09/29/2023	505,930	$279.76	505,930	$598,841,437
Total	1,142,090	$281.79	1,142,090
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended September 30, 2023.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $16.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 30, 2023, the Company had used approximately $15.4 billion, including transaction costs, to repurchase shares, leaving $599 million of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended September 30, 2023, the following director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased / Sold Pursuant to Trading Arrangement	Duration of Plan(3)
John P. "Jack" Molloy, Executive Vice President and Chief Operating Officer	Adopted September 13, 2023	Rule 10b5-1(c) Trading Arrangement	Up to 76,819 shares to be sold(2)	December 13, 2023 - June 11, 2024
(1)Each trading arrangement marked as a "Rule 10b5-1(c) Trading Arrangement" is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the "Rule").
(2)Mr. Molloy's Rule 10b5-1(c) Trading Arrangement provides for the potential exercise of vested performance options and the associated sale of up to 76,819 shares of the Company's common stock.
(3)Each trading arrangement marked as a "Rule 10b5-1(c) Trading Arrangement" only permits transactions beginning on the indicated start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and until the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1(c) Trading Arrangement.

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
November 2, 2023