Form 10-K
period 2023-12-31
Motorola Solutions, Inc.
filed 2024-02-15
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was approximately $43.0 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 5, 2024 was 166,132,981.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2024 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K (this "Form 10-K").

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
Forward-Looking Statements
Statements in this Form 10-K which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Some of these risks and uncertainties include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” of this Form 10-K and those described elsewhere in this Form 10-K or in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) future product development and the demand for, growth related to, and benefits of, new products, (c) customer spending and behavior and requests for vendor financing, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) increased competition and our competitive position, (g) our practice of subcontracting work to other companies to fulfill customer needs, (h) the impact of existing and future regulatory matters (including with respect to climate change) on our business, (i) the firmness of each segment's backlog and recognizing backlog as revenue, (j) the competitiveness of the patent portfolio, (k) the impact of research and development, (l) the availability, costs and inventory levels of materials and components, energy supplies and labor and the impact of such availability, costs and inventory levels, and (m) our human capital management strategy and philosophy; (2) "Risk Factors," about potential impacts of the risks we face; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (4) "Cybersecurity," about potential impacts of risks from cybersecurity threats; (5) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the availability and costs of materials and components (including inventory levels) and the impact of such availability and costs (including our actions in response to such availability and costs), (b) the impact of global economic and political conditions on our business, (c) the impact on our business of the United Kingdom’s Competition and Markets Authority’s remedies order regarding Airwave (including our actions in response), (d) the impact of acquisitions on our business, (e) the impact of existing and future laws, regulations, international treaties and industry standards relating to climate change on our business, (f) market growth/contraction, demand, spending and resulting opportunities, (g) industry growth and demand, including opportunities resulting from such growth, (h) expected impacts to operating leverage, (i) the growth of sales opportunities in our LMR Communications, Video Security and Access Control and Command Center technologies, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the impact and success of our business strategy and portfolio, (l) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs, (m) future exit costs related to our exit of the Emergency Services Network contract with the Home Office of the United Kingdom, (n) our ability and cost to repatriate funds, (o) the liquidity of our investments, (p) our ability and cost to access the capital markets, (q) our repurchase of $1.0 billion of 1.75% convertible notes due 2024 issued to Silver Lake Partners, (r) our ability to borrow and the amount available under our credit facilities, (s) adequacy of internal resources to fund expected working capital, capital expenditure and cash requirements, (t) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term, (u) the ability to meet minimum purchase obligations, (v) the impact of contractual damage claims exceeding the underlying contract value, (w) our ability to sell accounts receivable and the terms and amounts of such sales, (x) the outcome and effect of ongoing and future legal proceedings, and (y) the impact of the adoption of accounting pronouncements on our financial results; and (5) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk, (b) the impact of interest rate risk, and (c) future hedging activity and expectations of the Company.

PART I
Item 1: Business
Overview
Motorola Solutions is solving for safer. Every day we come to work solving for safer communities, safer schools, safer hospitals, safer businesses, safer everywhere. We are a global leader in public safety and enterprise security, grounded in nearly 100 years of close customer and community collaboration. We design and advance technology for more than 100,000 public safety and enterprise customers in over 100 countries. We are driven by our commitment to help make everywhere safer for all.
We are building an ecosystem of safety and security technologies that helps protect people, property and places, which include Land Mobile Radio Communications ("LMR" or "LMR Communications"), Video Security and Access Control ("Video")

and Command Center. Across all three technologies, we offer cloud-based and hybrid solutions, cybersecurity services, software and subscriptions services as well as managed and support services.
We are connecting public safety agencies and enterprises to enable the collaboration that is critical for a proactive approach to safety and security. In addition to our support of police, fire and other emergency responders, we have a growing base of enterprise customers, such as schools, hospitals and stadiums. We support the intersection of public, private and people, connecting those in need with those who can help.
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
Business Organization
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we have principal product lines that also follow our three major technologies:
•LMR Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency;
•Video: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence ("AI")-powered analytics that help enable visibility and bring attention to what’s important; and
•Command Center: Command center solutions and software applications that unify voice, video, data and analytics from public safety agencies, enterprises and the community to create a broad informational view to help simplify workflows and improve the accuracy and speed of decisions.
The Company has invested across these three technologies organically and through acquisitions to evolve its LMR focus and expand its safety and security products and services.
Our strategy is to generate value through our technologies that help meet the changing needs of our customers around the world in protecting people, property and places. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers when we unite these technologies to work together. Our goal is to help remove silos and barriers between people and technologies, so that data unifies, information flows, operations run and collaboration improves to help strengthen safety and security everywhere. One example of this collaboration is highlighted by a school setting. When a teacher presses a panic button on a phone, this can automatically notify local law enforcement of an emergency, trigger a lockdown to secure all entries, share live video feeds with first responders and send mass notifications to key stakeholders inside and outside the school, helping schools to detect, respond and resolve safety and security threats.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2023, the segment’s net sales were $6.2 billion, representing 63% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, public safety Long Term Evolution (“LTE”) and enterprise-grade private LTE. Our technology enables voice and multimedia collaborations across two-way radio, WiFi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio (“TETRA”) and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including devices operating in both low-band and mid-band frequencies, including Citizens’ Broadband Radio Service (CBRS) frequencies.
We believe that public safety agencies and enterprises continue to trust LMR communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to withstand the most challenging conditions.
By extending our two-way radios with broadband data capabilities, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to share detailed information and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable government, public safety and enterprise customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
Primary sources of revenue for this technology come from selling devices and building communications networks, including infrastructure, installation and integration with our customers’ technology environments. The LMR technology within the Products and Systems Integration segment represented 82% of the net sales of the total segment in 2023.
Video
Our Video technology includes video management infrastructure, AI-powered security cameras including fixed and certain mobile video equipment as well as on-premise and cloud-based access control solutions. We deploy video security and access control solutions to thousands of government and enterprise customers around the world, including schools, transportation systems, healthcare centers, public venues, commercial real estate, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to verify critical events or incidents in real-time and to provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers in particular are increasingly turning to video security technologies, including fixed and mobile cameras, to increase visibility, accountability and safety for citizens, communities and first responders alike. Additionally, we believe that government, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
The Video technology within the Products and Systems Integration segment represented 18% of the net sales of the total segment in 2023.
Software and Services Segment
In 2023, the segment’s net sales were $3.7 billion, representing 37% of our consolidated net sales.
LMR Communications
LMR Communications services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned communications networks. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, device and infrastructure refresh opportunities, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
Given the mission-critical nature of our customers’ operational environments, we aim to design the LMR networks they rely on for availability, security and resiliency. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases become available, we work with our customers to upgrade software, hardware, or both, with respect to site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, on-site or remotely.
The LMR technology within the Software and Services segment represented 64% of the net sales of the total segment in 2023.
Video
Video software includes video network management software, decision management and digital evidence management software, certain mobile video equipment, and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, providing end-to-end video security to help keep people, property and places safe.
Our video network management software is embedded with AI-powered analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that analytics are critical to deliver meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to detect an important event that occurred in the past. For example, AI-powered analytics can highlight unusual behavior such as a person at a facility out of hours, locate a missing child at a theme park with Appearance Search, flag a vehicle of interest at a school through license plate recognition, send an alert through access control if doors are propped open at a hospital, or trigger parallel workflows by activating a school's customized lockdown plan while simultaneously alerting first responders with video footage inside the school.
Our cloud technologies can offer organizations the ability to access, search and manage their video security and access control system from a centralized dashboard, accessible on remote devices such as smartphones and laptops. Additionally, our fixed video systems can be connected to the cloud, providing our customers with the ability to securely access video across their sites from a remote or central monitoring location.
Our Video services include our "video-as-a-service" subscription-based offerings for law enforcement, simplifying procurement by bundling hardware and software into a single subscription. For example, body cameras and in-car video systems can be paired with either on-premises or cloud-based digital evidence management software and complementary command center products. Our cloud solutions are also sold as-a-service, available as single-year to multi-year hosted services, supporting our customers with upgrades and software enhancements to help ensure system performance and technological advancement.
The Video technology within the Software and Services segment represented 16% of the net sales of the total segment in 2023.
Command Center
Our Command Center portfolio consists of native cloud, hybrid and on-premises software solutions that support the complex process of the public safety workflow from "911 call to case closure." From the moment a person contacts 911, an array of individuals engage to gather information to coordinate a response and manage the post-incident resolution. These individuals include dispatchers who route calls to police, fire and emergency medical services, first responders in the field, intelligence analysts who manage real-time operations, records specialists who preserve the integrity of information and evidence, crime analysts who identify patterns and accelerate investigations, and corrections officers who oversee jail and inmate management.
Additionally, to help ensure that individuals within the public safety workflow can work as efficiently, effectively and safely as possible, we believe it’s important that individuals within enterprise settings and communities can communicate and collaborate directly with public safety agencies, particularly during emergencies. We remain focused on strengthening the intersection of public safety and enterprise security, offering solutions that are designed to help individuals, enterprises and public safety agencies work together and share the information in an effort to help prevent critical incidents from occurring and better inform an emergency response when an incident unfolds.
Our Command Center software supports all of these individuals through the three phases of incident or event: detection, response and resolution. Detection software includes community engagement and alert applications for tip submissions, crime mapping and evidence submission, mass notification, panic buttons that can share real-time incident details and location, 911 call management software (including multimedia and AI-powered language transcription) and next-generation core services for 911 call routing. Response software includes voice and computer-aided dispatch (CAD) for dispatch and coordinating first response, collaboration software to share operational updates, real-time intelligence software that shows a single, real-time view of video feeds and other alerts on a map, and field response and reporting to help frontline personnel collaborate, manage incident activity and file reports from the field. Resolution software includes centralized records for streamlined reporting and record keeping, evidence management for gathering, managing and sharing multimedia evidence throughout an incident's lifecycle, and investigative tools that uncover connections across records, vehicles and images in an effort to identify crime trends.
Another area of public safety evolution is the increasing adoption of Next Generation 911 Core Services (“NGCS”), a group of products and services needed to create infrastructure connectivity in order to process a 911 call using Next Generation (“NG”) technology. The NG infrastructure is an Emergency Service IP Network ("ESInet"), which can carry voice, data and multimedia. ESInet enables 911 call takers at public safety answering points to respond to text, video and data. Our NGCS can be offered as a managed service and includes call routing, ESInet, location services, geographic information services, cybersecurity and our continuous communications network and security operations center dedicated to public safety.
Command Center also includes interoperability solutions that provide connectivity across LMR and broadband networks to help ensure that communication is not limited by coverage area, network technology or device type. Additionally, Command Center includes push-to-talk ("PTT") devices that deliver voice communications over LTE and Wi-Fi, and advanced back-end systems that enable and manage interoperable communications, capable of scaling from small enterprises to nationwide cellular networks. For example, a two-way radio network can connect with an LTE network, assisting individuals in communicating securely and more easily across technologies. These solutions can provide our public safety customers with the critical interoperability between multiple agencies' networks, facilitating a coordinated response.
Finally, as the Command Center market continues to evolve from on-premises to hybrid and cloud "software-as-a-service" ("SaaS") technologies to improve their operations, reduce response times and increase officer availability, we offer both native cloud-based applications and cloud features that enhance on-premises applications. We believe this flexibility helps our customers to optimize their investments and enhance their systems with the technologies of their choice.
The Command Center technology within the Software and Services segment represented 20% of the net sales of the total segment in 2023.
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
Our largest customers are the U.S. government (through multiple contracts with its various branches and agencies, including the armed services) and the Home Office of the United Kingdom ("the Home Office"), representing approximately 8% and 6% of our consolidated net sales in 2023, respectively. The loss of these customers could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with these governments are long-term in nature. For further discussion of our contracts with the Home Office, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. All contracts with the U.S. government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to these contracts and customer relationships, please refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
Payment terms with our customers vary worldwide. Generally, contractual payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days from the invoice date in regions outside of North

America. A portion of our contracts include implementation milestones, such as delivery, installation, and system acceptance, which generally take 30 to 360 days to complete. Invoicing the customer is dependent on completion of the milestones. We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. Refer to “Part I. Item 1A. Risk Factors” in this Form 10-K for a discussion of risks related to requests by customers to provide vendor financing.
Generally, our contracts do not include a right of return, other than for standard warranty provisions. Due to customer purchasing patterns and the cyclical nature of the markets we serve, our sales historically have tended to be somewhat higher in the second half of the year, with the fourth quarter being the highest.
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
We experience widespread competition from a growing number of existing and new competitors, including large system integrators and manufacturers of private and public wireless network equipment and devices. As demand for technologies continues to grow, we may face additional competition from public telecommunications carriers and telecommunications equipment providers to small video solutions startups.
Our major competitors within our LMR, Video and Command Center technologies include the following companies:

Technology	Competitor
LMR	Airbus, BK Technologies, Hytera, iCOM, JVCKenwood Corporation, L3Harris Technologies, RCA, Samsung, Sepura, Tait, Zebra
Video	Allegion, Assa Abloy, Axis Communications, Axon Enterprise, Brivo, Dahua Technology Company, dormakaba, Genetec, Hanwha Group, Hikvision, Honeywell, Milestone Systems, Spectrum Brands, Verkada
Command Center	AlertMedia, Axon Enterprise, CentralSquare Technologies, Comtech Telecommunications, Everbridge, Fusus, Genetec, Hexagon, Intrado, Mark43, Omnilert, Onsolve, Oracle Public Safety, Tyler Technologies
Other Information
Backlog
Our backlog includes orders that have been received and are believed to be firm. As of December 31, 2023 and December 31, 2022, our backlog was as follows:

	December 31
(In millions)	2023	2022
Products and Systems Integration	$4,993	$4,900
Software and Services	9,266	9,447
	$14,259	$14,347
Approximately 60% of the Products and Systems Integration segment backlog and 27% of the Software and Services segment backlog is expected to be recognized as revenue during 2024. The firmness of such orders is subject to future events that may cause the amount recognized to change. In the fourth quarter of 2023, our backlog in the Software and Services segment was reduced by $777 million related to the Airwave contract with the Home Office, as per the pricing control directed under the remedies order published by the United Kingdom's Competition and Markets Authority (the "CMA") for services contracted through 2026, inclusive of the five month period beginning August 1, 2023. Refer to "Part 1. Item 1A. Risk Factors" of this Form 10-K for a discussion of the risks and uncertainties associated with the CMA's remedies order.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Video Security and Access Control	Products and Systems Integration	IPVideo Corporation	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023
Command Center	Software and Services	Rave Mobile Safety, Inc. ("Rave Mobile")	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022
Command Center	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021

Research and Development
We prioritize investments in research and development ("R&D") to expand and improve our products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of LMR Communications, Video and Command Center.
R&D expenditures were $858 million in 2023, $779 million in 2022 and $734 million in 2021. As of December 31, 2023, we had approximately 8,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.
Intellectual Property Matters
Patent protection is an important aspect of our operations. We have a portfolio of U.S. and foreign utility and design patents relating to our products, systems and technologies, including developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission-critical communications, software and services, video security and access control, and next-generation public safety. Each year, we also file new patent applications with the U.S. Patent and Trademark Office and foreign patent offices.
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
We seek to obtain patents, copyright registrations, and trademark registrations to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2023, we owned approximately 6,560 granted patents in the U.S. and foreign countries and had approximately 775 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2023, we were granted approximately 275 patents in the U.S. and in foreign countries.
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
Inventory and Raw Materials
Our practice is to carry inventory levels to meet customers' delivery requirements. In 2023, we reduced our inventory carrying levels as compared to 2022, in response to improved supply conditions of semiconductors. We expect to continue to actively manage our inventory levels in the future, including by continuing to carry increased levels of inventory in targeted areas to support increased demand and customer requirements. We provide custom products that require the stocking of inventories and a large variety of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent supplier product life cycles are shorter than ours, stocking of lifetime buy inventories may be required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
Availability of required materials and components is generally dependable; however, particularly within the semiconductor market, fluctuations in supply and market demand in 2023 continued to cause selective shortages and increased costs driven by the need to purchase semiconductor components from alternative sources, including brokers. Due to the improvements in semiconductor supply in 2023, we reduced our need for alternative sources and brokers as compared to 2022, and we expect continued reductions in 2024. For a description of risks related to our supply chain, including relating to the semiconductor market, refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
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

Labor is generally available in reasonable proximity to our manufacturing facilities and the manufacturing facilities of our largest outsourced manufacturing suppliers. In 2023, we finalized a strategic agreement to sell our video manufacturing operations to a contract manufacturer, including the transfer of employees. As needed, we may subcontract work to other companies to fulfill customer needs in geographical areas that we do not have coverage for or for additional services that we do not provide. For a description of risks related to our use of the services of subcontractors, refer to "Part I. Item 1A. Risk Factors" of this Form 10-K.
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
Certain aspects of our operations and supply chain have become, and are expected to become increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards relating to climate change. For example, in the European Union (the "EU"), the EU Corporate Sustainability Reporting Directive, Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce additional due diligence and disclosure requirements addressing sustainability that will apply or we expect will apply, as applicable, to us in the coming years.
Radio Spectrum Regulations
Radio spectrum is required to provide wireless voice, data and video communications services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum is allocated to wireless services, including commercial and public safety users. We manufacture and market products and provide services in spectrum bands already allocated by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or hand-held devices. Consequently, our results could be negatively affected by the rules and regulations adopted by regulatory agencies. Our products operate both on licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities. Conversely, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands (e.g., the sharing of previously dedicated or other spectrum) may require modifications to some of our products so they can continue to be manufactured and marketed. Based on growing demands for broadband, regulators continue to consider repurposing narrowband spectrum to broadband.
Telecommunications Regulations
Certain of our offerings include telecommunications or other communications services that are or may be subject to regulation in various federal, state, and international jurisdictions. For example, we are a provider of selective routing services for 911 calls in the US, which subjects us to various regulations including those for 911 service reliability. As another example, we provide WAVE PTX push-to-talk offerings with and without telecommunications connectivity in various countries internationally. Additional types of regulations applicable to our offerings that include telecommunications or other communications services may include certification or licensing requirements, lawful intercept compliance obligations, cybersecurity and incident response obligations, and regulatory fee requirements. If we do not comply with applicable rules and regulations, we could be subject to enforcement actions, fines, and restrictions on our ability to operate or offer certain of our services.
Artificial Intelligence and Biometrics Regulations
The U.S. federal government and many state and local governments have adopted or are considering laws or regulations governing the use of AI and biometrics, including facial recognition and license plate recognition technology, which in some instances cover certain products and services we offer. Similar laws and regulations are being enacted or considered in some jurisdictions outside the U.S., including the EU. Such regulation could impact a number of our products, including video security products that include AI technology.
Compliance with the laws currently in effect described above did not have a material effect upon our capital expenditures, earnings or competitive position in 2021, 2022 and 2023. For a description of the risks we face related to these and other regulatory matters, refer to “Part 1. Item 1A. Risk Factors” of this Form 10-K.
Human Capital Management
We have a "people first" philosophy. Our employees are our driving force, drawn from all segments of our global society to make a difference for our customers.
As of December 31, 2023, we employed approximately 21,000 people globally with 53% in the North America region and 47% in the International region. Of our total global employees, 40% were employed in engineering.
Our goal is to foster a workplace where our employees feel that their unique perspectives, cultures and abilities contribute to their personal success, as well as our Company’s success. We believe the next big idea can come from anyone, anywhere, at any time. We offer structured mentorship and rotational programs and invest in employees’ development and training enabling them to network, develop and grow their skills to influence the future of public safety and enterprise security. Employees also have access to a wide variety of technical, functional and professional skills learning resources, including virtual, self-directed courses and on-the-job learning opportunities.
We strive for business growth by creating a supportive, equitable and inclusive environment where employees feel engaged, connected to our business and invested in the collective success of our customers and communities. Our human resources team works with leaders within each business function to perform annual talent reviews to assess the performance of every team member and identify development opportunities, which complement our additional specialized training for such leaders to use our corporate values to guide behaviors and lead teams. This comprehensive process fosters growth across our Company by focusing on our high-potential talent and the rigor of succession plan development for our most critical roles.
As part of our compensation philosophy, we strive to offer and maintain market-competitive wages, incentives and benefits for our employees to attract and retain talent, and we review our rewards programs each year in an effort to ensure they are competitive with local market practices in the industries and countries where we operate. More specifically, our total rewards package for our global employees includes broad-based stock grants and bonuses, an employee stock purchase plan, healthcare, wellness and retirement benefits, paid parental and family leave, commuter benefits, paid time off (including flexible time off for U.S. exempt employees), flexible work options and other assistance and support for employees going through life changing events.
We value diversity, equity and inclusion (“DEI”), and continue to incorporate DEI practices into our recruiting. We maintain partnerships with organizations that help generate a diverse and inclusive talent pipeline. In 2023, we launched GO ALL INclusive, an initiative aimed at celebrating and promoting our "inclusive" corporate value by highlighting ways in which all employees can reflect, recognize and reward inclusive behaviors. We also grew membership within our eight business councils with the goal of enabling employees from diverse backgrounds to feel a sense of belonging in a supportive community and safe environment. Juneteenth was designated as a paid company holiday for all U.S. employees and added to the U.S. holiday calendar, while National Day for Truth and Reconciliation was designated as a paid company holiday for all Canadian employees and added to the Canadian holiday calendar - both beginning in 2024. Finally, we published demographic data on our DEI website, including regarding employees who self identify as LGBTQ+, Veteran or Persons with Disabilities. The Motorola Solutions Foundation also increased its charitable giving as compared to 2022.
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
Additional information regarding how our purpose and ethics informs our approach to corporate responsibility can be found in our Corporate Responsibility Report, which is available on our website. The information contained on or accessible through our corporate website, including but not limited to our DEI website and our Corporate Responsibility Report, is not incorporated by reference into and is not a part of this Form 10-K.
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

Item 1A: Risk Factors
You should carefully consider the risks described below in addition to our other filings with the SEC and the other information set forth in this Form 10-K, including the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section in Part II. Item 7 and our consolidated financial statements in Part II. Item 8. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition, results of operations, reputation and the trading price of our common stock could be materially and adversely affected. These risks may be amplified by the effects of macroeconomic events or developments. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, financial condition, results of operations, reputation or the trading price of our common stock.
Risks Related to Laws and Regulations
We are subject to complex and changing laws and regulations in various jurisdictions regarding privacy, data protection, information security, and cybersecurity which exposes us to increased costs and potential liabilities in the event of any actual or perceived failure to comply with such legal and compliance obligations and could adversely affect our business.
The EU adopted the General Data Protection Regulation (“GDPR”) which took effect on May 25, 2018, harmonizing data protection laws across the EU. The GDPR strengthens individual privacy rights and enhances data protection obligations for processors and controllers of personal data. This includes expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Noncompliance with the GDPR can trigger significant fines.
U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of personal data. Several state governments within the U.S. have recently enacted their own versions of “GDPR-like” privacy legislation, which has created, and we expect will continue to, create additional compliance challenges, risk, and administrative burden. Comprehensive U.S. federal privacy legislation is also being discussed seriously by lawmakers, and the Federal Trade Commission has commenced a privacy rulemaking that may attempt to implement nationwide rules. These proposals, as well as other standalone federal bills, could restrict the ability of law enforcement to purchase data from private companies. It is possible that a one-size fits all compliance program may be difficult to achieve and manage globally, and that we will be forced to comply with a patchwork of inconsistent privacy regulations.
Also, several other countries in which we operate, including Australia and Brazil, have established legal requirements for cross-border data transfers. There is continued uncertainty concerning rules related to transfers of EU and United Kingdom (“UK”) personal data outside of their respective jurisdictions. There is also an increasing trend towards data localization policies. Cloud-based solutions may be subject to further regulation with respect to data localization requirements and restrictions on the international transfer of data. If countries implement more restrictive regulations for cross-border personal data transfers (or customers do not permit personal data to leave the country of origin), it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, which could adversely impact our business.
In addition, various jurisdictions in which we operate have adopted or are expected to promulgate cybersecurity regulations that would apply directly to our products and services. For example, in the EU, we are subject to, and expect to continue to be subject to, cybersecurity regulations for certain services we provide. These regulations expose us to increased costs to address compliance obligations and potential liability in the event of any failure to comply with such regulations, which could result in fines and penalties, reputational harm, and adversely affect our business. Because the interpretation and application of privacy, data protection, information security and cybersecurity laws are complex and still uncertain; it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products, software and services. Any failure or perceived failure by us, our business partners, or third-party service providers to comply with such laws and regulations, or the privacy commitments in contracts, could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation.
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
Current or future legislation and governmental regulations pertaining to AI, AI-enabled products and the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, President Biden’s recent Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence has potentially broad implications on the development and use of AI across agencies within the United States, and could also result in extensive compliance requirements for companies like ours that sell solutions with AI applications. As another example, the AI Act in the EU, which received high-level political agreement in December 2023, and is anticipated to be passed into law by mid-2024, is expected to place severe restrictions on the use of AI for real-time “biometric identification” by law enforcement, and implement significant compliance requirements on the development and use of AI for biometric identification of any kind. If adopted, it is also expected to place compliance requirements on a variety of other AI uses by law enforcement, as well as on the companies that develop those products, including us. Other such laws are expected to pass around the globe in the coming months and years.
With respect to biometrics and other analytics, laws such as the Biometric Information Privacy Act in Illinois have restricted the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Additionally, laws such as the California automatic license plate recognition (“ALPR”) statute regulate the use of ALPRs and provide a private right of action to persons who have suffered actual damages from violation of the statute. The Federal Trade Commission has increasingly pursued enforcement actions against companies for the misuse of biometric information and the use of facial recognition technology without implementing appropriate safeguards. Such legislation, regulations, and enforcement actions have exposed us to, and we expect that they will continue to expose us to, regulatory and litigation risks.
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
Any such increase in costs or increased risk of liability as a result of changes in these laws and regulations or in their interpretation could individually, or in the aggregate, make our products and services that use AI technologies, biometrics or other video analytics less attractive to our customers, cause us to change or limit our business practices or affect our financial condition and operating results.
Government regulation of radio frequencies may limit the growth of private and public safety narrowband and broadband systems or reduce barriers to entry for new competitors.
Radio spectrum is required to provide wireless voice, data, and video communications services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum is allocated to wireless services, including commercial and public safety users. The global demand for wireless communications has grown exponentially, and spurred competition for access among various networks and users. In response, regulators are reassessing the allocations of spectrum among users, including public safety users, and considering whether to change the allocation of certain spectrum bands from narrowband to broadband use, or to require sharing of spectrum bands. Our results could be negatively affected by the rules and regulations adopted by regulators. Our products operate both on licensed and unlicensed spectrum. The loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands (e.g., the sharing of previously dedicated or other spectrum) may require modifications to some of our products so they can continue to be manufactured and marketed.
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
Certain of our offerings include services that are subject to telecommunications regulations in various jurisdictions, which expose us to increased costs to address compliance obligations and potential liability in the event of any failure to comply with such regulations, which could result in fines and penalties, reputational harm and adversely affect our business.
We are a provider of certain services that include telecommunications in the U.S., including selective routing services for 911 calls. As such, we are subject to certain Federal Communications Commission FCC and possible state regulations relating to telecommunications, including some certification or licensing, service reliability, and regulatory fee requirements. If we do not comply with these regulations, we could be subject to enforcement actions, fines, and possibly loss of certifications or licenses to operate or offer certain of our services that are regulated telecommunications. Any enforcement action, which may be a public process, could also damage our reputation and erode customer trust.
Additionally, we are subject to regulations in certain foreign countries where we offer services that include telecommunications or other types of communications services. For example, we are registered to provide WAVE PTX push-to-talk offerings, with and without telecommunications connectivity, in certain countries internationally. Local laws and regulations, and the interpretation of such laws and regulations, can differ significantly among the jurisdictions in which we provide these services. In some countries, certain services that we offer are not considered to be regulated communications services, while in other countries they are subject to regulations, including registration with the local telecommunications governing authority, which increases the level of scrutiny and potential for enforcement by regulators as well as our cost of doing business internationally. Further, enforcement and interpretations of the laws and regulations in some countries can be unpredictable and subject to the informal views of government officials. Failure to comply with these regulations could subject us to enforcement actions, fines and penalties, additional compliance obligations or liabilities, loss of authority to provide regulated services, and reputational harm, which could adversely affect our business.
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
Increased public awareness and worldwide focus on climate change has led to legislative and regulatory efforts to limit greenhouse gas emissions, and may result in more international, federal or regional requirements or industry standards to reduce or mitigate global warming. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Additionally, legislative and regulatory efforts have focused on carbon taxes in certain areas where we operate. As a result, we may become subject to new or strengthened regulations, legislation or other governmental requirements or industry standards, and we anticipate that we will see increased demand to meet voluntary criteria related to reduction of greenhouse gas emissions, the elimination of certain constituents from products and increasing energy efficiency. For example, the EU's Corporate Sustainability Reporting Directive, Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce additional due diligence and disclosure requirements addressing sustainability that will apply or we expect will apply, as applicable, to us in the coming years. These requirements will, and other increased regulation of climate change concerns could, subject us to additional costs and restrictions, and could require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.
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
Our operations and the products we manufacture are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental product compliance and remediation laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, cleanup of, and exposure to certain substances. For example, in the U.S., laws often require parties to fund remedial studies or actions regardless of fault and oftentimes in response to action or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations, including those resulting from newly discovered environmental issues located at discontinued Company facilities, as well as current and former facilities of companies that we acquire. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
Laws focused on: (i) the energy efficiency of electronic products and accessories, (ii) recycling of both electronic products and packaging, (iii) reducing or eliminating certain hazardous substances in electronic products, (iv) the use and transportation of batteries, and (v) debt collection and other consumer finance matters continue to expand significantly. There are also demanding and rapidly changing laws around the globe related to issues such as radio interference, radio frequency radiation exposure, medical related functionality, use of products with video functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can offer certain products, solutions and services, on product costs, and on what capabilities and characteristics our products or services can or must include, which could negatively impact our business, results of operations, financial condition and competitive position.
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
Since our 2022 tax year, the Tax Cuts and Jobs Act of 2017 has required that we capitalize and amortize our research and experimental expenditures over five or fifteen years, as applicable. This change in law had a materially negative impact on our cash tax liability in 2023, and we expect such change to continue to impact our cash tax liability through 2026, unless the provisions are repealed or deferred by Congress.
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
Risks Related to Our Ability to Grow Our Business
As we expand the technologies within our Products and Systems Integration and Software and Services segments, we may face increased areas of risk that we may not be able to properly assess or mitigate, as well as increased competition and additional compliance obligations, each of which could harm our market share, results of operations and financial condition or result in additional obligations or liabilities for our business.
The process of developing new video security, access control, and software products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs, emerging technological trends and development costs accurately could significantly harm our market share, results of operations and financial condition. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects, that we have prioritized with respect to funding and/or personnel.
We may face increasing competition from traditional system integrators, the defense industry, commercial software companies, and commercial telecommunication carriers as services contracts become larger, more complicated, and include an expanded range of services. Expansion will bring us into contact with new regulatory requirements and restrictions with which we may have to comply and which could result in additional compliance obligations or liabilities; (including potential enforcement actions, fines penalties, or reputational harm); or increase the costs of doing business, reduce margins or delay or limit the range of new solutions and services which we will be able to offer. We may be required to agree to specific performance metrics that meet the customer's requirements for network security, availability, reliability, maintenance and support and, in some cases, if these performance metrics are not met we may not be paid.
Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.
The markets for certain products of ours are characterized by changing technologies and evolving industry standards and customer preferences. For example, the software and video security industries are characterized by rapidly changing customer preferences in favor of cloud solutions and the adoption of AI capabilities. In some cases, it is unclear what specific technology will be adopted in the market or what delivery model will prevail. In addition, new technologies such as push-to-talk over LTE and 5G could reduce sales of our traditional products. New technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition from traditional and non-traditional suppliers. New products and services are expensive to develop and bring to market and additional complexities are added when this process is outsourced as we have done in certain cases or as we increase our reliance on third-party content and technology. Moreover, evolving expectations from customers, including the expectations that companies offer products and services to help reduce energy consumption, improve efficiency and minimize greenhouse gas footprints, may impact our competitive position and research and development efforts. Our success depends, in substantial part, on the timely and successful introduction of new products and services, upgrades and enhancements of current products to comply with emerging industry standards, customer expectations, laws and regulations, including country specific proprietary technology requirements, and to address competing technological and product developments carried out by our competitors. Developing new technologies to compete in a specific market may not be financially viable, resulting in our inability to compete in that market. The research and development of new, technologically-advanced products and services is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. Many of our products and services are complex and we may experience delays in completing development and introducing new products or technologies in the future.
Catastrophic events may interrupt our business, or our customers’ or suppliers’ business, which may adversely affect our business, results of operations, financial position, cash flows and stock price.
Our business operations, and the operations of our customers and suppliers, are subject to interruption by natural disasters (including climate change-related events), flooding, fire, power shortages, the widespread outbreak of infectious diseases and pandemics, terrorist acts or the outbreak or escalation of armed hostilities, and other events beyond our control. If a new pandemic or health outbreak were to occur, we could experience varied impacts similar to what we experienced related to the impacts of COVID-19, including impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. These events such as COVID-19 have had, and in the future could continue to have, a negative impact on our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, results of operations, financial position, cash flows and stock price.
Social, ethical, and competitive risks relating to the use of AI in our products and services could adversely affect our results of operations and business reputation.
We envision a future in which AI operating in our products and services will help our public safety and enterprise customers build safer communities with stronger communication platforms. As we increasingly build AI, including generative AI, into our offerings, we may enable or offer solutions that draw controversy due to their actual or perceived impact on social and ethical issues resulting from the use of new and evolving AI in such offerings. AI may not always operate as intended and datasets may be insufficient or contain illegal, biased, harmful or offensive information, which could negatively impact our results of operations, business reputation or customers’ acceptance of our AI offerings. Although we work to responsibly meet our customers’ needs for products and services that use AI, including through AI governance programs and internal technology oversight committees, we may still suffer reputational or competitive damage as a result of any inconsistencies in the application of the technology or ethical concerns, both of which may generate negative publicity.
Further, we face significant competition from other companies that are developing their own AI systems. Other companies may develop AI systems that are similar or superior to our technologies or more cost-effective to develop and deploy. Additionally, customer demand for AI-based analytics may continue to increase at a fast rate. Therefore, the research and development cost we may incur to compete with such AI systems and meet increased customer demand for AI-based analytics may increase the cost of our offerings. If we are unable to mitigate these risks, our results of operations may be adversely affected.
We expect to continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the inability to realize our business plan with respect to the acquired businesses, (ii) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, including ensuring proper integration of acquired businesses’ legal and regulatory compliance programs, information technology systems and financial reporting and internal control systems, (iii) the challenges in integrating acquired businesses to create the operating platform for public safety, (iv) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (v) the risk that our contractual relationships or the markets served do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (vi) the potential loss of key employees of the acquired businesses, (vii) the risk of diverting the attention of senior management from our operations, (viii) the risks of entering new markets in which we have limited experience, (ix) future impairments of goodwill, (x) the potential loss of intellectual property due to actions of employees in connection with such acquisitions and (xi) the potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risk.
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
We rely extensively on our information systems to manage our business operations. We are consistently subject to attempts to compromise our information technology systems from both internal and external sources and, like all information technology systems, our systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattack, cyber intrusion, computer viruses, security breach, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, war, insider trading, human error and computer and telecommunication failures. As a provider of mission-critical communications systems for customers in critical infrastructure sectors of the U.S. and globally, including systems that we operate and maintain for certain customers of ours or as a software-based service, we face additional risk as a potential target of sophisticated attacks aimed at compromising both our company’s and our customers’ sensitive information and intellectual property. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. Our vulnerability and that of our third-party vendors, to cyber and other information technology risks may also be increased by factors such as cyberattacks related to geopolitical conflicts (which may be heightened by our global presence) and the large portion of our office workforce that continues to work from home. Additionally, the volume, frequency and sophistication of these threats continues to grow and the complexity and scale of the systems to be protected continues to increase. Like other enterprise software companies, we also use open source software from time to time, which may be more susceptible to vulnerabilities that may not be identified with scanning tools. In an effort to protect against such attacks, we maintain insurance related to cybersecurity risks and employ a number of countermeasures and security controls, including training, audits, encryption, and utilization of commercial information security threat sharing networks. If we fail to effectively manage our cybersecurity, our business, products, and services could suffer from the resulting weaknesses in our infrastructure, systems or controls.
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
A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in substantial costs to repair or replace our IT systems or the loss of critical data and interruptions or delays in our ability, or that of our customers, to perform critical functions. Such disruption may also result in the unauthorized release of proprietary, confidential or sensitive information of us or our customers, or the disruption of services provided to customers and essential for their mission. Such unauthorized access to, or release of, information or disruption of services could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims without adequate indemnification from our suppliers, (iv) subject us to time-intensive notification requirements, (v) damage our reputation, and (vi) require us to provide modifications or replacements to our products and services. Our potential liability related to such claims by customers or third-parties described above may not be contractually capped nor fully covered by our insurance. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.
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
Neither Motorola Mobility nor Lenovo is prohibited from selling the Motorola Marks. In the event of a liquidation by Lenovo or the then-owner of the Motorola Marks, it is possible that a bankruptcy court would either (i) permit the Motorola Marks to be assigned to a third-party whose interests may be incompatible with ours, thereby potentially making the license arrangement difficult to administer and increasing the costs and risks of sharing the Motorola Marks, or (ii) refuse to uphold the license or certain of its terms, which could negatively affect our business, results of operations and financial condition.
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
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as software and services, from our suppliers. If demand for our products or services increases from our current expectations or if, as we have experienced recently, suppliers are unable to meet our demand for other reasons, including as a result of supply chain constraints, natural disasters (including events related to climate change), financial issues or other factors, we have, and could continue to experience an interruption in supply or a significant increase in the price of supply. We have experienced such shortages in the past that have negatively impacted our results of operations and may continue to experience such shortages in the future. In 2023, we reduced our inventory carrying levels as compared to 2022 in response to improved supply conditions of semiconductors, although we expect to continue to actively manage our inventory in the future, including by continuing to carry increased levels of inventory in targeted areas to support increased demand and customer requirements. We expect that any future supply chain effects could also impact our ability to meet customer demand and negatively impact our results of operations.
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
We enter into large, multi-year system and services contracts with municipal, state, and nationwide government and commercial customers. In some cases, we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. Our entry into these contracts exposes us to risks, including among others: (i) technological risks, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including potential penalties applicable to us if performance commitments in managed services contracts are not met, the estimates inherent in projecting costs associated with such contracts, the fact that such contracts often only receive partial funding initially and may be cancellable on short notice with limited penalties, our inability to recover front-loaded capital expenditures in long-term managed services contracts, the impact of the termination of funding for a government program or the insolvency of a commercial customer, and the impact of currency fluctuations and inflation, (iv) cybersecurity risks, especially in managed services contracts with public safety and enterprise customers that process data, and (v) political or regulatory risks, especially related to the contracts with government customers, including our Airwave contract in the UK, as described below.
With respect to the political or regulatory risks of such contracts, in October 2021, the CMA announced that it had opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to emergency services and other agencies in Great Britain. In early 2023, the CMA published a final decision which stated it will impose a prospective price control on the Airwave contract. We disagreed with the CMA’s decision and filed an appeal with the Competition Appeal Tribunal ("CAT"). In addition, on July 31, 2023, the CMA adopted a remedies order which implemented the price control set out in its final decision, which was suspended until the CAT dismissed our appeal on December 22, 2023. On February 13, 2024, we filed an application with the United Kingdom Court of Appeal requesting that it hear our appeal. Revenue will be recognized according to the remedies order published by the CMA, unless the United Kingdom Court of Appeal were to reverse the remedies order.

Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Our customers and suppliers are located throughout the world. In 2023, 31% of our revenue was generated outside of North America. In addition, 47% of our employees were employed outside of North America in 2023. Most of our suppliers' operations are outside the U.S.
A significant amount of manufacturing and research and development of our products, as well as administrative and sales facilities, takes place outside of the U.S. If the operations in these facilities are disrupted, our business, financial condition, results of operation, and cash flows could be negatively impacted.
Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust and competition (such as the CMA’s findings and remedies order in connection with its market investigation into the Mobile Radio Network Services market and the EU Foreign Subsidies Regulation), anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade, labor and employment, environmental, health and safety, technical standards, consumer protection, intellectual property and data privacy, (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession, the imposition of sanctions and actual or anticipated military or political conflicts and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics (such as the COVID-19 pandemic) and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
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
We rely on third-parties to develop, design and/or manufacture many of our components and some of our products (including software), and to assist in performing certain IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. As we outsource more of such operations we are not able to directly control these activities. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack our desired level of performance or service, lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, (iii) there are significant changes in the financial or business condition of such third-parties, (iv) our third-party providers fail to comply with legal or regulatory requirements (such as the Uyghur Forced Labor Protection Act), (v) we have difficulties transitioning operations to such third-parties, or (vi) such third-parties are disrupted by external events, such as cyberattacks, natural disasters, public health issues or outbreaks or pandemics, extreme weather conditions related to climate change, acts of terrorism or political conflicts.
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
We engage subcontractors, including third-party integrators, on many of our contracts and as we expand our technologies in our Products and Systems Integration and Software and Services segments, our use of subcontractors has and will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software from a number of smaller companies. In addition, it is our policy to require our subcontractors and other third-parties with whom we work to operate in compliance with applicable laws, rules and regulations, including our Human Rights Policy (and, in addition, for our suppliers to comply with our Supplier Code of Conduct).
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
Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from suppliers, or from finished products we purchase from other manufacturers, which we then resell to customers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers, particularly in light of the mission-critical nature of our communications products. Such pre-shipment and post-shipment quality issues can have legal, financial and reputational ramifications, including: (i) delays in the recognition of revenue, loss of revenue or future orders, (ii) customer-imposed penalties for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our goodwill and brand name reputation. In some cases, if the quality issue affects the product's performance, safety or regulatory compliance, then such a “defective” product may need to be “stop-shipped” or recalled. Depending on the nature of the quality issue and the number of products in the field, it could cause us to incur substantial recall or corrective field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls and field actions involving regulatory non-compliance could also result in fines and additional costs. Recalls and field actions could result in third-party litigation by persons or companies alleging harm or economic damage as a result of the use of the products.
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
The performance of our CEO, senior management and other key employees such as engineers and other technical employees is critical to our success. If we are unable to retain talented, highly-qualified senior management, engineers and other key employees or attract them when needed, it could negatively impact our business.
We rely on the experience of our senior management, most of whom have been with us for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. In addition, we face increased demands for technical personnel in areas such as software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. In particular, we have faced, and expect to continue to face, intense competition globally for experienced software and cloud computing infrastructure engineers, as well as employees in data science and AI. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. Our efforts to attract, develop, integrate, and retain highly skilled employees with appropriate qualifications may be compounded by the increased availability of remote working arrangements, which has expanded the pool of companies that can compete for our employees and employment candidates. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, our business could be negatively impacted.
Risks Related to Financial Performance or Economic Conditions
As we are a global company, we face a number of risks related to current global economic and political conditions in the markets in which we operate that have and could continue to unfavorably impact our business, financial condition, results of operations and cash flows.
Global economic and political conditions, including impacts from the inflationary cost environment, continue to be challenging for many of our government and enterprise markets, as economic growth in many countries has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain counterparties of ours and some of our customers are dependent on government grants to fund purchases of our products and services.
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
These global economic and political conditions have impacted and could continue to impact our business, financial condition, results of operations, and cash flows in a number of ways, including:
•Requests by certain of our government and enterprise customers that we provide vendor financing, including in response to financial challenges surrounding state and local governments, which may cause us to retain exposure to the credit quality of our customers who we finance if we are unable to sell these receivables on terms acceptable to us.
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

Item 1B: Unresolved Staff Comments
None.

Item 1C: Cybersecurity
Risk Management & Strategy
We assess, identify and manage material risks from cybersecurity threats through various protective policies, procedures and processes, including through: (1) the monitoring responsibilities of our cybersecurity program; (2) our information security policies and standards, including our global incident response procedure; (3) our audit services department’s annual enterprise risk management (“ERM”) assessment; (4) our third-party cybersecurity risk assessment program; and (5) cybersecurity insurance.
Designed to maintain the confidentiality, integrity and availability of customer and internal company information, our cybersecurity program focuses on protecting our enterprise information systems and the secure development and deployment of our products. We monitor for critical vulnerabilities and threat actor activity, and work to create a unified view to prioritize protecting our critical infrastructure (including potential impacts to key third-party service providers to the Company). The cybersecurity program, which is led by our Vice President of Cybersecurity & Information Technology Infrastructure, holds regular meetings to review ongoing internal information security investigations. We assess the effectiveness of our cybersecurity program using self-assessments and independent third-party analyses, and evaluate our program using frameworks such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. In addition to these independent third-party analyses, third-parties also provide services to support our cybersecurity in several ways, such as through penetration testing and commercial information security threat sharing networks, and by assisting with tabletop exercises and certain monitoring activities.
We have designed and implemented a global incident response procedure, which helps enable us to quickly detect, respond to, and recover from third-party malicious attacks and potential security incidents. This procedure includes formal steps to review incidents and implement improvements, including steps to involve the Vice President of Cybersecurity & Information Technology Infrastructure and Corporate Vice President of Cybersecurity Services (described further below), as appropriate. In addition, we have other specific information security policies and standards, organized to align with various NIST frameworks, which we use to manage our cybersecurity risks.
Assessing, identifying and managing cybersecurity risks are integrated into our audit services department’s annual ERM assessment, which is designed to identify, assess, prioritize, mitigate and monitor our principal risks. The ERM assessment considers the probability, impact and velocity of potential risks and provides management and the Audit Committee with an overarching and objective view of the risk management activities of the Company. Audit services identifies and conducts engagements utilizing inputs from the ERM assessment. The engagements span financial, operational, strategic and compliance risks, with a view to assessing risks over a two-year time horizon. The engagement results assist management in maintaining acceptable risk levels. The Vice President of Audit Services reports directly to the Audit Committee as well as to the Chief Financial Officer and meets regularly with the Audit Committee and its chairperson, including in executive session. Separately, the Vice President of Audit Services and Vice President of Ethics & Compliance head an internal cross-functional team (which includes members from our cybersecurity and data privacy programs, among others) that holds regular meetings to discuss the key risks facing the Company and related mitigation efforts, including cybersecurity risks. Cybersecurity risk is tracked as a principal risk within the context of the ERM assessment.
In addition, we have processes designed to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. Pursuant to our third-party cybersecurity risk assessment program, any outsource partners and suppliers that have access to the Company’s data or customer data complete a risk assessment prior to the Company engaging with such parties. Using the assessments, our cybersecurity program looks to determine any gaps and identified risks, and then appropriate teams within the Company work to track and remediate such risks. These third-party risk assessments are foundational for how we manage and monitor our supply chain.
To further complement the processes described above, we maintain insurance related to cybersecurity risks. We maintain a broad portfolio of insurance coverage, leveraging the products of multiple companies to help ensure appropriate protection.
We are consistently subject to attempts to compromise our information technology systems from both internal and external sources and, like all information technology systems, our systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources. As of the filing of this Form 10-K, we are not aware of any such attacks that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, if as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate our business, and our business strategy, results of operations or financial condition could be adversely affected. Such attacks, whether or not successful, could damage our reputation and result in us incurring significant costs related to, for example, repairing or replacing our IT systems; the loss of critical data; interruptions or delays in our ability, or that of our customers, to perform critical functions; defending against claims for breach of contracts, tort and other civil claims without adequate indemnification from our suppliers; providing time-sensitive notification requirements; and providing modifications or replacements to our products and services. In addition, the volume, frequency and sophistication of these threats continues to grow and the complexity and scale of the systems to be protected continues to increase. See “Risks Related to Information Technology and Intellectual Property” in “Part I. Item 1A. Risk Factors” of this Form 10-K for further information.
Corporate Governance
Our Board has delegated to the Audit Committee the responsibility to oversee risks related to cybersecurity threats. Specifically, subject to oversight by the full Board, the Vice President of Cybersecurity & Information Technology Infrastructure provides the Audit Committee with periodic cybersecurity and information security reports. These reports are informed by input from our cybersecurity program, headed by our Vice President of Cybersecurity & Information Technology Infrastructure, and our cybersecurity services business (which provides cybersecurity services to our customers), headed by our Corporate Vice President of Cybersecurity Services. Annually, the Vice President of Audit Services reviews the results of the ERM assessment with the Audit Committee as well. In addition, a subset or the full group of certain individuals, such as our Chief Information Officer, Corporate Vice President of Cybersecurity Services, Vice President of Cybersecurity & Information Technology Infrastructure, and Lead Counsel and Senior Director of Data Privacy, present at least once per year to the Audit Committee regarding cybersecurity and data privacy risk topics. The full Board is regularly informed about such risks through Audit Committee reports and presentations.
Our Corporate Vice President of Cybersecurity Services and Vice President of Cybersecurity & Information Technology Infrastructure, along with their teams, are in charge of assessing and managing our risks related to cybersecurity, including by setting our strategy, policies, standards and processes in these areas, as further described above under “Risk Management & Strategy.” Utilizing the processes noted above, these teams remain informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.
Our Corporate Vice President of Cybersecurity Services has over thirty years of work experience in the cybersecurity field, protecting both large corporations and global critical infrastructure assets, in both the policy and operational domains. This individual chairs the Public Safety Threat Alliance (PSTA), an information sharing organization established by the Company that is dedicated to the protection of public safety entities across the globe. This individual holds a Bachelor of Science degree in Management and Computer Science and has served as an intelligence officer in the United States Army.
Our Vice President of Cybersecurity & Information Technology Infrastructure has over twenty-five years of work experience in the information technology field, specifically information security. This individual began their career as a security engineer, progressing to a security architect, and then to overall leader of the Cybersecurity and Information Technology Infrastructure functions at the Company. This individual holds a Master of Computer Science degree. This individual also maintains a Certified Information Security Manager (CISM) certification from ISACA, an international professional organization focused on IT governance, as well as a Certified Information Systems Security Professional (CISSP) certification from the International Information System Security Certification Consortium (ISC2), a leading member association for cybersecurity professionals.

Item 2: Properties
As of February 5, 2024, the material properties that we used in connection with our business, serving all segments, are as follows:

Location	Approximate Operating Size in Sq. Ft. (In thousands)	Owned vs. Leased	Purpose
Elgin, Illinois, U.S.	301	Leased	Manufacturing and distribution
Schaumburg, Illinois, U.S.	282	Leased	Research & development and customer support
Penang, Malaysia	254	Leased	Distribution, research & development and corporate administrative
Krakow, Poland	191	Leased	Research & development and corporate administrative
Plantation, Florida, U.S.	172	Leased	Research & development and corporate administrative
Tel Aviv, Israel	139	Leased	Research & development and corporate administrative
Allen, Texas, U.S.	138	Owned	Research & development and corporate administrative
Schio, Italy	125	Leased	Manufacturing, engineering, administrative
Chicago, Illinois, U.S.	102	Leased	Corporate administrative (global headquarters)
Vancouver, BC, Canada	70	Leased	Corporate administrative

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

Item 4: Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following are the persons who are the executive officers of the Company, their ages, and current titles as of February 15, 2024 and the positions they have held during the last five years with the Company or as otherwise noted:
Gregory Q. Brown; age 63; Chairman and Chief Executive Officer since May 3, 2011.
Karen E. Dunning; age 67; Senior Vice President, Human Resources since February 1, 2023; Senior Vice President, Human Resources, Labor & Employment, Operations & Real Estate from November 2021 to January 2023; Corporate Vice President, Human Resources, Labor & Employment, Operations & Real Estate from July 2019 to November 2021; and Corporate Vice President, Human Resources, Labor & Employment and Operations from December 2018 to June 2019.
Katherine Maher, age 41; Corporate Vice President and Chief Accounting Officer since March 14, 2022; Vice President and Corporate Controller from November 2021 to March 2022; Finance Director, North America Credit & Systems Integration, from July 2020 to November 2021; and North America Distribution Finance Director from May 2018 to July 2020.
John P. "Jack" Molloy; age 52; Executive Vice President and Chief Operating Officer since November 18, 2021 and Executive Vice President, Products and Sales from August 2018 to November 2021.
Rajan S. Naik; age 52; Senior Vice President, Strategy and Ventures, since December 2017.

James A. Niewiara; age 55; Senior Vice President, General Counsel since February 1, 2023; Senior Vice President, Commercial Law, Litigation, Antitrust & Intellectual Property from April 2020 to January 2023; Corporate Vice President, Lead Counsel, Commercial Law, Litigation & Antitrust from May 2019 to April 2020; and Corporate Vice President, Lead Counsel, Americas, Sales & Product Operations from January 2017 to May 2019.
Mahesh Saptharishi; age 46; Executive Vice President and Chief Technology Officer since November 18, 2021; Senior Vice President, Software Enterprise and Mobile Video, and Chief Technology Officer from June 2021 to November 2021; Chief Technology Officer & Senior Vice President, Software Enterprise from April 2021 to June 2021; and Senior Vice President, Chief Technology Officer from February 2019 to April 2021.
Jason J. Winkler; age 49; Executive Vice President and Chief Financial Officer since July 1, 2020 and Senior Vice President, Finance from September 2018 to June 2020.
Cynthia M. Yazdi; age 59; Senior Vice President, Communications & Brand since February 2, 2022; Senior Vice President, Chief of Staff, Communications & Brand and Motorola Solutions Foundation from November 2021 to February 2022; and Senior Vice President, Chief of Staff, Marketing and Communications and Motorola Solutions Foundation from August 2018 to November 2021.
The above executive officers will serve as executive officers of the Company until the regular meeting of the Board of Directors in May 2024 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange and trades under the symbol "MSI." The number of stockholders of record of its common stock on February 5, 2024 was 17,662. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
During 2023, we declared regular quarterly dividends of $0.88 per share of our common stock for each of the first three quarters of fiscal 2023, and $0.98 per share of our common stock for the fourth quarter of fiscal 2023. While we expect to continue to pay comparable regular quarterly dividends in 2024, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.
Unregistered Sales of Equity Securities
On December 15, 2023, the Company issued 15,831 shares of common stock in connection with the acquisition of IPVideo Corporation to certain former shareholders of IPVideo Corporation. The stock was issued for an aggregate grant-date fair value of $5 million that will be expensed over an average service period of 1 year. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
09/30/2023 to 10/25/2023	250,781	$278.61	250,781	$528,972,235
10/26/2023 to 11/20/2023	113,878	$276.74	113,878	$2,497,458,099
11/21/2023 to 12/27/2023	51,386	$311.34	51,386	$2,481,459,407
Total	416,045	$282.14	416,045

(1)
Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended December 31, 2023.

(2)
As originally announced on July 28, 2011, and subsequently amended, including a $2.0 billion increase approved by the Board of Directors during the fourth quarter of 2023, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2023, the Company had used approximately $15.5 billion, including transaction costs, to repurchase shares, leaving approximately $2.5 billion of authority available for future repurchases.

Performance Graph
The following graph compares the five-year cumulative total shareholder returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2018 and reflects the reinvestment of dividends.

Five-Year Performance Graph
$360
$320
$280
$240
$200
$160
$120
$80
Price
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Motorola Solutions
S&P 500
S&P Communications

Years Ended December 31	2018	2019	2020	2021	2022	2023
Motorola Solutions	$100.00	$142.19	$152.70	$247.22	$237.81	$292.59
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
S&P Communications Equipment	$100.00	$113.41	$114.12	$172.69	$138.36	$166.68

Item 6: [Reserved.]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2023 and 2022 and results of operations and cash flows for each of the three years in the period ended December 31, 2023. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Our Business
Motorola Solutions is solving for safer. Every day we come to work solving for safer communities, safer schools, safer hospitals, safer businesses, safer everywhere. We are a global leader in public safety and enterprise security, grounded in nearly 100 years of close customer and community collaboration. We design and advance technology for more than 100,000 public safety and enterprise customers in over 100 countries. We are driven by our commitment to help make everywhere safer for all.
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we have principal product lines that also follow our three major technologies: LMR Communications, Video and Command Center.
The Company has invested across these three technologies organically and through acquisitions to evolve its LMR focus and expand its safety and security products and services.
Our strategy is to generate value through our technologies that help meet the changing needs of our customers around the world in protecting people, property and places. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers when we unite these technologies to work together. Our goal is to help remove silos and barriers between people and technologies, so that data unifies, information flows, operations run and collaboration improves to help strengthen safety and security everywhere. Across all three technologies, we offer cloud-based and hybrid solutions, cybersecurity services, software and subscription services as well as managed and support services.
One example of this collaboration is highlighted by a school setting. When a teacher presses a panic button on a phone, this can automatically notify local law enforcement of an emergency, trigger a lockdown to secure all entries, share live video feeds with first responders and send mass notifications to key stakeholders inside and outside the school, helping schools to detect, respond and resolve safety and security threats.
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2023, the segment’s net sales were $6.2 billion, representing 63% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, public safety Long Term Evolution (“LTE”) and enterprise-grade private LTE. Our technology enables voice and multimedia collaborations across two-way radio, WiFi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio ("TETRA") and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including devices operating in both low-band and mid-band frequencies, including Citizens’ Broadband Radio Service (CBRS) frequencies.
We believe that public safety agencies and enterprises continue to trust LMR communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to withstand the most challenging conditions.
By extending our two-way radios with broadband data capabilities, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to share detailed information and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable government, public safety and enterprise customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
Primary sources of revenue for this technology come from selling devices and building communications networks, including infrastructure, installation and integration with our customers’ technology environments. The LMR technology within the Products and Systems Integration segment represented 82% of the net sales of the total segment in 2023.
Video
Our Video technology includes video management infrastructure, AI-powered security cameras including fixed and certain mobile video equipment as well as on-premise and cloud-based access control solutions. We deploy video security and access control solutions to thousands of government and enterprise customers around the world, including schools, transportation systems, healthcare centers, public venues, commercial real estate, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to verify critical events or incidents in real-time and to provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers in particular are increasingly turning to video security technologies, including fixed and mobile cameras, to increase visibility, accountability and safety for citizens, communities and first responders alike. Additionally, we believe that government, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
The Video technology within the Products and Systems Integration segment represented 18% of the net sales of the total segment in 2023.
Software and Services Segment
In 2023, the segment’s net sales were $3.7 billion, representing 37% of our consolidated net sales.
LMR Communications
LMR Communications services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned communications networks. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, device and infrastructure refresh opportunities, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
Given the mission-critical nature of our customers’ operational environments, we aim to design the LMR networks they rely on for availability, security and resiliency. We have a comprehensive approach to system upgrades that addresses hardware, software and implementation services. As new system releases become available, we work with our customers to upgrade software, hardware, or both, with respect to site controllers, comparators, routers, LAN switches, servers, dispatch consoles, logging equipment, network management terminals, network security devices such as firewalls and intrusion detection sensors, on-site or remotely.
The LMR technology within the Software and Services segment represented 64% of the net sales of the total segment in 2023.
Video
Video software includes video network management software, decision management and digital evidence management software, certain mobile video equipment, and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, proving end-to-end video security to help keep people, property and places safe.
Our video network management software is embedded with AI-powered analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that analytics are critical to deliver meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to detect an important event that occurred in the past. For example, AI-powered analytics can highlight unusual behavior such as a person at a facility out of hours, locate a missing child at a theme park with Appearance Search, flag a vehicle of interest at a school through license plate recognition, send an alert through access control if doors are propped open at a hospital, or trigger parallel workflows by activating a school's customized lockdown plan while simultaneously alerting first responders with video footage inside the school.
Our cloud technologies can offer organizations the ability to access, search and manage their video security and access control system from a centralized dashboard, accessible on remote devices such as smartphones and laptops. Additionally, our fixed video systems can be connected to the cloud, providing our customers with the ability to securely access video across their sites from a remote or central monitoring location.
Our Video services include our "video-as-a-service" subscription-based offerings for law enforcement, simplifying procurement by bundling hardware and software into a single subscription. For example, body cameras and in-car video systems can be paired with either on-premises or cloud-based digital evidence management software and complementary command center products. Our cloud solutions are also sold as-a-service, available as single-year to multi-year hosted services, supporting our customers with upgrades and software enhancements to help ensure system performance and technological advancement.
The Video technology within the Software and Services segment represented 16% of the net sales of the total segment in 2023.
Command Center
Our Command Center portfolio consists of native cloud, hybrid and on-premises software solutions that support the complex process of the public safety workflow from "911 call to case closure." From the moment a person contacts 911, an array of individuals engage to gather information to coordinate a response and manage the post-incident resolution. These individuals include dispatchers who route calls to police, fire and emergency medical services, first responders in the field, intelligence analysts who manage real-time operations, records specialists who preserve the integrity of information and evidence, crime analysts who identify patterns and accelerate investigations, and corrections officers who oversee jail and inmate management.
Additionally, to help ensure that individuals within the public safety workflow can work as efficiently, effectively and safely as possible, we believe it’s important that individuals within enterprise settings and communities can communicate and collaborate directly with public safety agencies, particularly during emergencies. We remain focused on strengthening the intersection of public safety and enterprise security, offering solutions that are designed to help individuals, enterprises and public safety agencies work together and share the information in an effort to help prevent critical incidents from occurring and better inform an emergency response when an incident unfolds.
Our Command Center software supports all of these individuals through the three phases of incident or event: detection, response and resolution. Detection software includes community engagement and alert applications for tip submissions, crime mapping and evidence submission, mass notification, panic buttons that can share real-time incident details and location, 911 call management software (including multimedia and AI-powered language transcription) and next-generation core services for 911 call routing. Response software includes voice and computer aided dispatch (CAD) for dispatch and coordinating first response, collaboration software to share operational updates, real-time intelligence software that shows a single, real-time view of video feeds and other alerts on a map, and field response and reporting to help frontline personnel collaborate, manage incident activity and file reports from the field. Resolution software includes centralized records for streamlined reporting and record-keeping, evidence management for gathering, managing and sharing multimedia evidence throughout an incident's lifecycle, and investigative tools that uncover connections across records, vehicles and images in an effort to identify crime trends.
Another area of public safety evolution is the increasing adoption of Next Generation 911 Core Services (“NGCS”), a group of products and services needed to create infrastructure connectivity in order to process a 911 call using Next Generation (“NG”) technology. The NG infrastructure is an Emergency Service IP Network ("ESInet"), which can carry voice, data and multimedia. ESInet enables 911 call takers at public safety answering points to respond to text, video and data. Our NGCS can be offered as a managed service and includes call routing, ESInet, location services, geographic information services, cybersecurity and our continuous communications network and security operations center dedicated to public safety.
Command Center also includes interoperability solutions that provide connectivity across LMR and broadband networks to help ensure that communication is not limited by coverage area, network technology or device type. Additionally, Command Center includes push-to-talk ("PTT") devices that deliver voice communications over LTE and Wi-Fi, and advanced back-end systems that enable and manage interoperable communications, capable of scaling from small enterprises to nationwide cellular networks. For example, a two-way radio network can connect with an LTE network, assisting individuals in communicating securely and more easily across technologies. These solutions can provide our public safety customers with the critical interoperability between multiple agencies' networks, facilitating a coordinated response.
Finally, as the Command Center market continues to evolve from on-premises to hybrid and cloud "software-as-a-service" ("SaaS") technologies to improve their operations, reduce response times and increase officer availability, we offer both native cloud-based applications and cloud features that enhance on-premises applications. We believe this flexibility helps our customers to optimize their investments and enhance their systems with the technologies of their choice.
The Command Center technology within the Software and Services segment represented 20% of the net sales of the total segment in 2023.
2023 Financial Results
•Net sales were $10.0 billion in 2023 compared to $9.1 billion in 2022.
•Operating earnings were $2.3 billion in 2023 compared to $1.7 billion in 2022.
•Net earnings attributable to Motorola Solutions, Inc. were $1.7 billion, or $9.93 per diluted common share in 2023, compared to earnings of $1.4 billion, or $7.93 per diluted common share in 2022.
•Our operating cash flow was $2.0 billion in 2023 compared to $1.8 billion in 2022.
•We returned approximately $1.4 billion of capital to shareholders, in the form of $804 million in share repurchases and $589 million in dividends in 2023.
•We increased our quarterly dividend by 11% to $0.98 per share in November 2023.
•We ended 2023 with a backlog position of $14.3 billion, down $88 million compared to 2022.
Segment Financial Highlights
•In the Products and Systems Integration segment, net sales were $6.2 billion in 2023, an increase of $514 million, or 9%, compared to $5.7 billion in 2022. On a geographic basis, net sales increased in both the International and North America region. Operating earnings were $1.2 billion in 2023, compared to $913 million in 2022. Operating margins increased in 2023 to 19.9% from 15.9% in 2022 primarily due to higher sales and lower direct material costs, partially offset by higher employee incentive costs, including share-based compensation.
•In the Software and Services segment, net sales were $3.7 billion in 2023, an increase of $352 million, or 10%, compared to $3.4 billion in 2022. On a geographic basis, net sales increased in both the North America and International region. Operating earnings were $1.1 billion in 2023, compared to $748 million in 2022. Operating margins increased in 2023 to

28.1% from 22.1% in 2022 primarily driven by higher sales, a $147 million fixed asset impairment loss in 2022 that did not recur in 2023, related to assets constructed and used in the deployment of the Emergency Services Network ("ESN") services contract with the Home Office of the United Kingdom (the "Home Office") which we have executed an agreement to exit, and a reduction in intangible amortization expenses, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the United Kingdom's (the "U.K.") Competition and Markets Authority's ("CMA") remedies order and higher expenses associated with acquired businesses.
Macroeconomic Events
During fiscal year 2023, we operated under market conditions influenced by events such as those discussed below. For a further discussion of our business and the trends and risks that we encounter in our business, please refer to “Part I. Item 1. Business” and “Part I. Item 1A. Risk Factors” in this Form 10-K.
In 2023, we experienced improved conditions with respect to availability of materials in the semiconductor market. We reduced our inventory carrying levels as compared to 2022 in response to the improved supply conditions. We continue to remain focused on improving our supplier network, engineering alternative designs and working to reduce supply shortages and effectively manage costs. In addition, we continue to actively manage our inventory by diversifying the footprint of our supply chain operations, including by finalizing a strategic agreement relating to our video manufacturing operations during the first quarter of 2024, and maintaining increased levels of inventory in targeted areas to support increased demand and customer requirements.
Recent Events
CMA Update
In October 2021, the CMA announced that it had opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to emergency services and other agencies in Great Britain.
In early 2023 the CMA issued its final decision which stated it will impose a prospective price control on Airwave. We strongly disagreed with the CMA's final decision and we filed an appeal with the Competition Appeal Tribunal ("CAT"). On July 31, 2023, the CMA adopted a remedies order which implemented the price control set out in its final decision, which was suspended until the CAT dismissed our appeal on December 22, 2023. On February 13, 2024, we filed an application with the United Kingdom Court of Appeal requesting that it hear our appeal.
Based on the adoption of the remedies order, since August 1, 2023, revenue under the Airwave contract has been recognized in accordance with the prospective price control. As our appeal to the CAT has been dismissed, revenue will continue to be recognized according to the remedies order published by the CMA, unless the United Kingdom Court of Appeal were to reverse the remedies order. Our backlog for Airwave services contracted with the Home Office through 2026, inclusive of the five month period beginning August 1, 2023, was reduced by $777 million to align with the remedies order in the fourth quarter of 2023.

Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Video Security and Access Control	Products and Systems Integration	IPVideo Corporation	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023
Command Center	Software and Services	Rave Mobile Safety, Inc. ("Rave Mobile")	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
LMR Communications	Products and Systems Integration	Futurecom Systems Group, ULC	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
LMR Communications	Products and Systems Integration	Barrett Communications Pty Ltd	Provider of specialized radio communications.	$18 million	August 8, 2022
Video Security and Access Control	Products and Systems Integration	Videotec S.p.A.	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Video Security and Access Control	Software and Services	Calipsa, Inc.	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
LMR Communications	Software and Services	TETRA Ireland Communications Limited	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Video Security and Access Control	Products and Systems Integration Software and Services	Ava Security Limited	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022
Command Center	Software and Services	911 Datamaster, Inc.	Provider of Next Generation 911 data solutions that help to ensure emergency calls are accurately located and routed based on the caller's location.	$35 million and share-based compensation of $3 million	December 16, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Envysion, Inc.	Provider of enterprise video security and business analytics.	$124 million and share-based compensation of $1 million	October 29, 2021
Video Security and Access Control	Products and Systems Integration Software and Services	Openpath Security, Inc.	Provider of cloud-based mobile access control.	$298 million and share-based compensation of $29 million	July 15, 2021

Climate Change Regulations
We expect that our operations and supply chain will become increasingly subject to federal, state, local and foreign laws, regulations and international treaties and industry standards relating to climate change. For example, in the European Union (the “EU”), the EU Corporate Sustainability Reporting Directive, Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce additional due diligence and disclosure requirements addressing sustainability that will apply or we expect will apply, as applicable, to us in the coming years.
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
Looking Forward
We expect continued growth within our global LMR installed base as a number of events such as natural disasters and large-scale incidents continue to reinforce the importance of having secure, reliable LMR for public safety. We believe our augmentation of LMR with broadband solutions will also drive growth, as we expect our customers will look to integrate valuable data capabilities. We expect to provide additional services to existing LMR customers as communications networks become more complex, software-centric and data-driven.
As public safety needs continue to evolve, we anticipate growth opportunities within the command center as our Command Center portfolio supports the complex process of the public safety workflow from "911 call to case closure." We expect increased growth across our portfolio that consists of native cloud, hybrid and on-premises software solutions that provide a migration path for our customers from on-premises solutions to cloud capabilities, as well as from the increasing adoption of NGCS.
Within Video, we expect growth across our portfolio of fixed and mobile video security solutions embedded with advanced analytics and access control solutions. We believe drivers include the expansion of traditional video sales beyond enterprise customers to government and public safety customers. Additionally, we believe that government, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure with the ability to securely access, search and manage these systems across their sites from a remote or central monitoring location. We also expect customers to continue to embrace analytics that convert video data into actionable insights and offerings such as "video-as-a-service."
Finally, we anticipate new opportunities from the investments we are making to integrate our LMR, Video and Command Center technologies into one unified safety and security ecosystem. We have made go-to-market and research and development investments in both Video and our Command Center technologies with growth in mind. We have made a number of acquisitions and we see opportunities to continue to rationalize costs within both segments of our business, further driving operating leverage in our businesses.
We expect the continuing impact of revenue reduction on Airwave services in 2024 due to the implementation of the CMA's remedies order. Revenue will continue to be recognized according to the remedies order published by the CMA, unless the United Kingdom Court of Appeal were to reverse the remedies order. Refer to "Recent Events" set forth in this “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a further discussion regarding the impact of the CMA's remedies order on our business.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2023	% of Sales **	2022	% of Sales **	2021	% of Sales **
Net sales from products	$5,814		$5,368		$4,606
Net sales from services	4,164		3,744		3,565
Net sales	9,978		9,112		8,171
Costs of product sales	2,591	44.6%	2,595	48.3%	2,104	45.7%
Costs of services sales	2,417	58.0%	2,288	61.1%	2,027	56.9%
Costs of sales	5,008	50.2%	4,883	53.6%	4,131	50.6%
Gross margin	4,970	49.8%	4,229	46.4%	4,040	49.4%
Selling, general and administrative expenses	1,561	15.6%	1,450	15.9%	1,353	16.6%
Research and development expenditures	858	8.6%	779	8.5%	734	9.0%
Other charges	257	2.6%	339	3.7%	286	3.5%
Operating earnings	2,294	23.0%	1,661	18.2%	1,667	20.4%
Other income (expense):
Interest expense, net	(216)	(2.2)%	(226)	(2.5)%	(208)	(2.5)%
Gains on sales of investments and businesses, net	—	—%	3	—%	1	—%
Other, net	68	0.7%	77	0.8%	92	1.1%
Total other expense	(148)	(1.5)%	(146)	(1.6)%	(115)	(1.4)%
Net earnings before income taxes	2,146	21.5%	1,515	16.6%	1,552	19.0%
Income tax expense	432	4.3%	148	1.6%	302	3.7%
Net earnings	1,714	17.2%	1,367	15.0%	1,250	15.3%
Less: Earnings attributable to noncontrolling interests	5	0.1%	4	—%	5	0.1%
Net earnings*	$1,709	17.1%	$1,363	15.0%	$1,245	15.2%
Earnings per diluted common share*	$9.93		$7.93		$7.17
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic Market Sales by Locale of End Customer

	2023	2022	2021
North America	69%	70%	68%
International	31%	30%	32%
	100%	100%	100%

Results of Operations—2023 Compared to 2022
Net Sales

	Years ended December 31
(In millions)	2023	2022	% Change
Net sales from Products and Systems Integration	$6,242	$5,728	9%
Net sales from Software and Services	3,736	3,384	10%
Net sales	$9,978	$9,112	10%
The Products and Systems Integration segment’s net sales represented 63% of our net sales in both 2023 and 2022. The Software and Services segment’s net sales represented 37% of our net sales in both 2023 and 2022.
Net sales increased by $866 million, or 10%, compared to 2022. The 9% increase in net sales within the Products and Systems Integration segment was driven by a 20% increase in the International region and a 5% increase in the North America region. The 10% increase in the Software and Services segment was driven by a 16% increase in the North America region and a 1% increase within the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $15 million of revenue from acquisitions, driven by growth in LMR and Video; and
•an increase in the Software and Services segment, inclusive of $83 million of revenue from acquisitions, driven by an increase in LMR services, Command Center and Video;
•inclusive of $38 million from unfavorable currency rates.
Regional results included:
•a 9% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center; and
•a 11% increase in the International region, inclusive of revenue from acquisitions, driven by growth in LMR and Video, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the CMA's remedies order.
Products and Systems Integration
The 9% increase in the Products and Systems Integration segment was driven by the following:
•$414 million, or 9% growth in LMR, inclusive of revenue from acquisitions, driven by both the International and North America regions; and
•$100 million, or 10% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $19 million from unfavorable currency rates.
Software and Services
The 10% increase in the Software and Services segment was driven by the following:
•$125 million, or 5% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America and International regions, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the CMA's remedies order;
•$124 million, or 21% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•$103 million, or 20% growth in Video, inclusive of revenue from acquisitions, driven by the North America region;
•inclusive of $19 million from unfavorable currency rates.
Gross Margin

	Years ended December 31
(In millions)	2023	2022	% Change
Gross margin	$4,970	$4,229	18%
Gross margin was 49.8% of net sales in 2023 compared to 46.4% of net sales in 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:

•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and lower direct material costs; and
•higher gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales and a $147 million fixed asset impairment loss in 2022 that did not recur in 2023, related to assets constructed and used in the deployment of the ESN services contract with the Home Office which we have executed an agreement to exit, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the CMA's remedies order.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2023	2022	% Change
Selling, general and administrative expenses	$1,561	$1,450	8%
SG&A expenses increased $111 million, or 8% in 2023 compared to 2022. The increase in SG&A expenses was primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses, partially offset by lower Hytera-related legal expenses. SG&A expenses were 15.6% of net sales in 2023 compared to 15.9% of net sales in 2022.
Research and Development ("R&D") Expenditures

	Years ended December 31
(In millions)	2023	2022	% Change
Research and development expenditures	$858	$779	10%
R&D expenditures increased $79 million, or 10% in 2023 compared to 2022 primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses. R&D expenditures were 8.6% of net sales in 2023 and 8.5% of net sales in 2022.
Other Charges

	Years ended December 31
(In millions)	2023	2022
Other charges	$257	$339
Other charges decreased $82 million, or 24% in 2023 compared to 2022 primarily due to the following:
•$177 million of intangible asset amortization expense in 2023 compared to $257 million in 2022;
•$4 million of legal settlements in 2023 compared to $23 million in 2022;
•$6 million of operating lease asset impairments in 2023 compared to $24 million in 2022;
•$7 million of charges for acquisition-related transaction fees in 2023 compared to $23 million in 2022; and
•$3 million of fixed asset impairments in 2023 compared to $12 million in 2022; partially offset by
•$24 million impairment loss related to the exit of video manufacturing operations in 2023 that did not occur in 2022 (see "Property, Plant and Equipment, Net" within "Note 4: Other Financial Data" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information);
•$15 million of environmental reserve expense in 2023 that did not occur in 2022;
•$15 million of gain recoveries from the legal settlement under the Hytera bankruptcy proceedings in 2022 that did not occur in 2023; and
•$22 million of net reorganization of business charges in 2023 compared to $18 million in 2022 (see "Note 14: Reorganization of Businesses" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information).

Operating Earnings

	Years ended December 31
(In millions)	2023	2022
Operating earnings from Products and Systems Integration	$1,244	$913
Operating earnings from Software and Services	1,050	748
Operating earnings	$2,294	$1,661
Operating earnings increased $633 million, or 38% in 2023 compared to 2022. The increase in Operating earnings was due to:
•a $331 million increase in the Products and Systems Integration segment from 2022 to 2023, primarily driven by higher sales and lower direct material costs, partially offset by higher employee incentive costs, including share-based compensation; and
•a $302 million increase in the Software and Services segment from 2022 to 2023, primarily driven by higher sales, a $147 million fixed asset impairment loss in 2022 that did not recur in 2023, related to assets constructed and used in the deployment of the ESN services contract with the Home Office which we have executed an agreement to exit, and a reduction in intangible amortization expenses, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the CMA's remedies order, and higher expenses associated with acquired businesses.
Interest Expense, net

	Years ended December 31
(In millions)	2023	2022
Interest expense, net	$(216)	$(226)
The $10 million decrease in net interest expense in 2023 compared to 2022 was a result of higher interest income earned on cash partially offset by higher debt outstanding.
Gains (losses) on Sales of Investments and Businesses, net

	Years ended December 31
(In millions)	2023	2022
Gains on sales of investments and businesses, net	$—	$3
The net gains on sales of investments and businesses were primarily related to the sales of various equity investments that occurred in 2022.
Other, net

	Years ended December 31
(In millions)	2023	2022
Other, net	$68	$77
Other, net income decreased $9 million in 2023 compared to 2022 primarily due to:
•$53 million of foreign currency losses in 2023 compared to $37 million of foreign currency gains in 2022;
•$99 million of net periodic pension and postretirement benefit in 2023 compared to $123 million of net periodic pension and postretirement benefit in 2022;
•$21 million gain on TETRA Ireland equity method investment in 2022 that did not occur in 2023; and
•$16 million of investment impairments in 2023 compared to $1 million of investment impairments in 2022; partially offset by
•a $20 million gain on derivatives in 2023 compared to a $61 million loss on derivatives in 2022;
•a $13 million gain on fair value adjustments to equity investments in 2023 compared to an $30 million loss on fair value adjustments to equity investments in 2022;

•a $6 million loss on the extinguishment of long-term debt in 2022 that did not occur in 2023; and
•a $3 million loss on equity method investments in 2022 that did not occur in 2023.
Effective Tax Rate

	Years ended December 31
(In millions)	2023	2022
Income tax expense	$432	$148
Income tax expense increased by $284 million in 2023 compared to 2022, for an effective tax rate of 20.1%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$38 million benefit from the foreign derived intangible income deduction;
•$33 million of benefits due to the recognition of excess tax benefits on share-based compensation; and
•$19 million of benefits due to the generation of research and development tax credits, offset by:
•$71 million tax expense for estimated 2023 U.S. state income taxes.
Our effective tax rate in 2022 was 9.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$77 million of a non-recurring net deferred tax benefit as a result of an intra-group transfer of certain intellectual property rights;
•$68 million of benefits due to the recognition of excess tax benefits on share-based compensation;
•$59 million benefit from the foreign derived intangible income deduction; and
•$47 million benefit due to a change in the Company's ability to utilize tax attribute carryforwards resulting in the partial release of valuation allowances.
For further information, see "Note 7: Income Taxes" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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
Net sales increased by $941 million, or 12%, in 2022 compared to 2021. The 14% increase in net sales within the Products and Systems Integration segment was driven by a 15% increase in the North America region and a 10% increase in the International region. The 8% increase in the Software and Services segment was driven by a 14% increase in the North America region and consistent net sales within the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $53 million of revenue from acquisitions, driven by growth in LMR, inclusive of public safety LMR products and PCR, and Video; and
•an increase in the Software and Services segment, inclusive of $68 million of revenue from acquisitions, driven by an increase in Video, LMR services and Command Center;
•inclusive of $216 million from unfavorable currency rates.
Regional results include:
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
Selling, General and Administrative Expenses

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
Research and Development Expenditures

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
•a $30 million loss on fair value adjustments to equity investments in 2022 compared to an $8 million loss on fair value adjustments to equity investments in 2021; and
•a $3 million loss on equity method investments in 2022 compared to a $5 million gain on equity method investments in 2021; partially offset by
•a $21 million gain on TETRA Ireland equity method investment in 2022 that did not occur in 2021;
•$37 million of foreign currency gains in 2022 compared to $17 million of foreign currency gains in 2021; and
•a $6 million loss on the extinguishment of long term debt in 2022 compared to an $18 million loss on the extinguishment of long-term debt in 2021 (see "Note 5: Debt and Credit Facilities" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information).
Effective Tax Rate

	Years ended December 31
(In millions)	2022	2021
Income tax expense	$148	$302
Income tax expense decreased by $154 million in 2022 compared to 2021, for an effective tax rate of 9.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•a $77 million non-recurring net deferred tax benefit as a result of an intra-group transfer of certain intellectual property rights in 2022;
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

Reorganization of Businesses
In 2023, we recorded net reorganization of business charges of $53 million relating to the separation of 700 employees, of which 420 were direct employees and 280 were indirect employees. The $53 million of charges included $7 million recorded to Cost of sales and $46 million recorded to Other charges. Included in the aggregate $53 million were charges of $41 million related to employee separation costs and a $24 million impairment loss related to the exit of video manufacturing operations, partially offset by $7 million of reversals for employee separation accruals no longer needed and $5 million of reversals for exit cost accruals no longer needed.
During 2022, we recorded net reorganization of business charges of $36 million relating to the separation of 460 employees, of which 310 were direct employees and 150 were indirect employees. The $36 million of charges included $18 million recorded to Cost of sales and $18 million recorded to Other charges. Included in the aggregate $36 million were charges of $36 million for employee separation costs and $10 million for exit costs, partially offset by $10 million of reversals for accruals no longer needed.
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

The following table displays the net charges incurred by business segment due to such reorganizations:

Years ended December 31	2023	2022	2021
Products and Systems Integration	$45	$21	$25
Software and Services	8	15	7
	53	$36	$32
Cash payments for employee severance in connection with the reorganization of business plans were $37 million, $34 million, and $77 million in 2023, 2022, and 2021, respectively. The reorganization of business accruals for employee separation costs at December 31, 2023 were $23 million which we expect to pay within one year.
At January 1, 2023, we had an accrual of $10 million for exit costs related to our exit of the ESN contract with the Home Office. During the year, we recorded a $5 million reversal for accruals no longer needed. The remaining $5 million of exit costs are recorded in Accrued liabilities in our Consolidated Balance Sheet at December 31, 2023, and are expected to be paid within one year.

Liquidity and Capital Resources

	Years Ended December 31
	2023	2022	2021
Cash flows provided by (used for):
Operating activities	$2,044	$1,823	$1,837
Investing activities	(414)	(1,387)	(742)
Financing activities	(1,295)	(906)	(429)
Effect of exchange rates on cash and cash equivalents	45	(79)	(46)
Increase (decrease) in cash and cash equivalents	$380	$(549)	$620
Cash and Cash Equivalents
At December 31, 2023, $1.4 billion of our $1.7 billion cash and cash equivalents balance was held in the U.S. and $347 million was held in other countries. Restricted cash was $2 million at each of December 31, 2023 and December 31, 2022.
In 2023, we repatriated $435 million in cash to the U.S. from international jurisdictions. We routinely repatriate a portion of non-U.S. earnings each year. We have recorded income tax expense for foreign withholding tax and distribution taxes on such earnings and, under current U.S. tax laws, do not expect to incur material incremental U.S. tax on repatriation.
Where appropriate, we may also pursue capital reduction activities; however, such activities can be involved and lengthy. While we regularly repatriate funds, and a portion of offshore funds can be repatriated with minimal adverse financial impact, repatriation of some of these funds may be subject to delay due to local country approvals.
Operating Activities
The increase in operating cash flows from 2022 to 2023 was driven by:
•higher earnings, net of non-cash charges; and
•improved working capital; partially offset by
•$280 million of higher income tax payments, including a one-time $70 million cash tax payment made in 2023 related to an intra-group transfer of certain IP rights that was completed in 2022 (see "Note 7: Income Taxes" to our consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information).
The decrease in operating cash flows from 2021 to 2022 was driven by:
•an increase in working capital, inclusive of higher inventory;
•higher employee incentive costs; and
•$50 million of higher income tax payments; partially offset by
•higher earnings.
Investing Activities
The decrease in net cash used for investing activities from 2022 to 2023 was primarily due to:
•$997 million decrease in acquisitions and investments, driven by acquisitions and investments of $180 million in 2023 compared to $1.2 billion in 2022; and

•$3 million decrease in capital expenditures in 2023 compared to 2022; partially offset by
•$27 million decrease in proceeds from the sale of investments in 2023 compared to 2022.
The increase in net cash used for investing activities from 2021 to 2022 was primarily due to:
•$656 million increase in acquisitions and investments, driven by acquisitions of $1.2 billion in 2022 compared to $521 million in 2021;
•$30 million increase in proceeds from the sale of investments in 2022 compared to 2021; and
•$13 million increase in capital expenditures in 2022 compared to 2021.
Financing Activities
The increase in cash used for financing activities in 2023 compared to cash used for financing activities in 2022 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" in this section below):
•$589 million cash used for the payment of dividends in 2023 compared to $530 million in 2022; and
•$104 million in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in 2023 compared to $156 million in 2022; partially offset by
•$595 million in net proceeds in 2022 from the issuance of $600 million of 5.6% senior notes due 2032, of which a portion was subsequently used to repurchase $275 million principal amount of our 4.0% senior notes due 2024 for a purchase price of $279 million, excluding $3 million of accrued interest; and
•$804 million used for purchases under our share repurchase program in 2023 compared to $836 million in 2022.
The increase in cash used for financing activities in 2022 compared to cash used for financing activities in 2021 was driven by:
•$836 million used for purchases under our share repurchase program in 2022 compared to $528 million in 2021; and
•$530 million cash used for the payment of dividends in 2022 compared to $482 million in 2021; partially offset by
•$595 million net proceeds in 2022 from the issuance of $600 million of 5.6% senior notes due 2032, of which a portion was subsequently used to repurchase $275 million principal amount of our 4.0% senior notes due 2024 for a purchase price of $279 million, excluding $3 million of accrued interest.
Sales of Receivables
We may choose to sell accounts receivable and long-term receivables to third-parties under one-time arrangements. We may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2023, 2022, and 2021:

Years ended December 31	2023	2022	2021
Contract-specific discounting facility	—	$49	$211
Accounts receivable sales proceeds	96	179	56
Long-term receivables sales proceeds	182	204	248
Total proceeds from receivable sales	$278	$432	$515
At December 31, 2023, the Company had retained servicing obligations for $813 million of long-term receivables, compared to $891 million of long-term receivables at December 31, 2022. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding long-term debt of $6.0 billion and $6.0 billion, including the current portions of $1.3 billion and $1 million, at December 31, 2023 and December 31, 2022, respectively.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which mature in September 2024 (the "Senior Convertible Notes"). Interest on these notes is payable semiannually. The Senior Notes became fully convertible on September 5, 2021. The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount (which is equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. On February 14, 2024, we agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the 1.75% Senior Convertible Notes for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The cash consideration will be paid during the first quarter of 2024 and is expected to be paid from cash on the balance sheet and short-term borrowings including under the 2021 Motorola Solutions Credit Agreement.

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
We have an unsecured commercial paper program, backed by the revolving credit facility described below, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2023, we had no outstanding debt under the commercial paper program.
Credit Facilities
As of December 31, 2023, we had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2023.
We have investment grade ratings on our senior unsecured long-term debt. During the year ended December 31, 2023, Moody's Investors Service upgraded our credit rating to Baa2 from Baa3. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
Through a series of actions, including approval in November 2023 to increase the authorized amount by $2.0 billion, the Board of Directors has authorized an aggregate share repurchase amount of up to $18.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2023, we used approximately $15.5 billion of the share repurchase authority, excluding transaction costs and excise tax, to repurchase shares, leaving approximately $2.5 billion of authority available for future repurchases. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022, which was $4 million as of December 31, 2023.
Our share repurchases for 2023, 2022, and 2021 are summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2023	2.9	$278.56	$804
2022	3.7	225.00	836
2021	2.5	208.41	528
Dividends
We paid cash dividends to holders of our common stock of $589 million in 2023, $530 million in 2022, and $482 million in 2021. On January 12, 2024, we paid an additional $163 million in cash dividends to holders of our common stock.
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
We do not anticipate a material decrease to net future cash flows generated from operations. We expect to use our available cash, investments, and debt facilities to support and invest in our business. This includes investing in our existing products and technologies, seeking new acquisition opportunities related to our strategic growth initiatives and returning cash to shareholders through common stock cash dividend payments (subject to the discretion of our Board of Directors) and share repurchases. Refer also to "Part I. Item 1A. Risk Factors" for further discussion regarding access to the capital markets.

Material Cash Requirements from Contractual and Other Obligations
Summarized in the table and text below are our short-term (within the next twelve months) and long-term material cash requirements as of December 31, 2023, which we expect to fund with a combination of operating cash flows, existing cash balances or, as needed, borrowings under new or existing debt:

	Payments Due by Period
(in millions)	Short-term	Long-term
Long-term debt obligations, gross(1)	$1,313	$4,748
Lease obligations(2)	145	446
Purchase obligations(3)	131	338
Total obligations	$1,589	$5,532
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
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $103 million at December 31, 2023 and $65 million at December 31, 2022.
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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Revenue Recognition
We enter into arrangements which generally consist of multiple promises to our customers. We evaluate whether the promised goods and services are distinct or a series of distinct goods or services. Where contracts contain multiple performance obligations, we allocate the total estimated consideration to each performance obligation based on applying an estimated selling price (“ESP”) as our best estimate of standalone selling price. We use list price as the standalone selling price for sales sold through our channel partners. Given the unique nature of the goods and services we provide to direct customers, standalone sales of our products generally do not exist. Therefore, we determine ESP by: (i) collecting all reasonably available data points including historical sales, cost and margin analyses of the product or services, and other inputs based on our normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points for similar customers and circumstances, when appropriate, based on major product or service, type of customer, geographic market, and sales volume.
We account for certain system contracts on an over-time basis, electing an input method of estimated costs as a measure of performance completed. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
For system contracts accounted for over time using estimated costs as a measure of performance completed, we rely on estimates around the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, equipment and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. We have a standard and disciplined process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of work to be performed, the availability and cost of materials, and performance by subcontractors, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
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
We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost (benefit) and the net postretirement health care benefit. Our investment return assumption for the U.S. Pension Benefit Plans was 7.87% in 2023 and 6.76% in 2022. Our investment return assumption for the Postretirement Health Care Benefits Plan was 8.00% in 2023 and 6.90% in 2022. Our weighted average investment return assumption for the Non-U.S. Plans was 6.18% in 2023 and 4.78% in 2022. For the U.S. Pension Benefit Plans, a 25 bps increase in expected return on plan assets would result in $10 million of additional net periodic pension benefit and a 25 bps decrease would result in a $10 million reduction in net periodic pension benefit in 2023. For the Non-U.S. Pension Benefit Plans, a 25 bps increase in expected return on plan assets would result in $4 million of additional net periodic pension benefit and a 25 bps decrease would result in a

$4 million reduction in net periodic pension benefit in 2023. For the Postretirement Health Care Benefits Plan, a change in expected return on plan assets would have a de minimis impact to net periodic pension benefit in 2023.
A second key assumption is the discount rate. The discount rate assumptions used for the U.S. Pension Benefit Plans, the Non-U.S. Plans and the Postretirement Health Care Benefits Plan reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. Pension Benefit Plan obligations were 5.01% and 5.20% at December 31, 2023 and 2022, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 4.3% and 4.6% at December 31, 2023 and 2022, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 4.92% and 5.10% at December 31, 2023 and 2022, respectively.
For the U.S. Pension Benefit Plans, a 25 bps increase in the discount rate on the projected benefit obligation would result in a $114 million reduction of the projected benefit obligation and a 25 bps decrease would result in $119 million of additional projected benefit obligation in 2023. For the Non-U.S. Pension Benefit Plans and the Postretirement Health Care Benefits Plan, a 25 bps change in our discount rate would be de minimis in 2023.
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
We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2023. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value and entity-specific events. In the fiscal year 2022, we elected to perform a quantitative assessment of goodwill for impairment. For fiscal years 2023 and 2022, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt as interest rate fluctuations impact the fair value of our long-term debt. As of December 31, 2023, we had $6.0 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates. A hypothetical 10% decrease in interest rates as of the end of 2023 would have increased the fair value of our debt by approximately $147 million at December 31, 2023. See "Note 5: Debt and Credit Facilities" to the consolidated financial statements included in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our long-term debt.
In order to manage interest rate exposure, during the year ended December 31, 2023, we entered into Treasury rate lock agreements to protect against unfavorable interest rate changes related to forecasted debt transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in other comprehensive income. The derivatives will be settled upon the issuance of the related debt and gains and losses generated from the derivatives will be recognized within interest expense over the same period that the hedged interest payments affect earnings. We entered into Treasury rate lock agreements in a cash flow hedging relationship with a notional amount of $200 million as of December 31, 2023 and did not enter into any such agreements as of December 31, 2022.
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
We had outstanding foreign exchange contracts totaling $1.3 billion and $1.1 billion at the end of December 31, 2023 and December 31, 2022, respectively. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2023 and the corresponding positions as of December 31, 2022:

	Notional Amount
Net Buy (Sell) by Currency	2023	2022
Euro	$322	$185
British pound	252	290
Australian dollar	(140)	(130)
Canadian dollar	76	—
Chinese renminbi	(66)	(61)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Currently, our derivative financial instruments consist primarily of currency forward contracts. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, accounts payable and accounts receivable. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates at December 31, 2023 would reduce the value of those monetary assets and liabilities by approximately $92 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Motorola Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Estimated Costs to Complete System Contracts
As described in Note 1 to the consolidated financial statements, $1.9 billion of the Company’s total net sales for the year ended December 31, 2023 was generated from system contracts. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. For system contracts accounted for over time using estimated costs as a measure of performance completed, management relies on estimates around the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. Management reviews the progress and performance of open contracts in order to determine the estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and the cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of work to be performed, the availability and cost of materials, and performance by subcontractors, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete system contracts is a critical audit matter are (i) the significant judgment by management in developing the estimates of total net sales and Estimated Costs at Completion, including significant judgments and assumptions on a contract by contract basis and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimates of total net sales and Estimated Costs at Completion for system contracts.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of total net sales and Estimated Costs at Completion for system contracts. These procedures also included, among others, testing management’s process for developing the estimates of total net sales and Estimated Costs at Completion, including evaluating, for a sample of contracts, the reasonableness of certain significant judgments and assumptions used by management. Evaluating the significant judgments and assumptions used by management in developing the estimates of total net sales and Estimated Costs at Completion involved evaluating whether the significant judgments and assumptions were reasonable considering (i) on a test basis, management’s historical forecasting accuracy; (ii) on a test basis, evidence to support the relevant judgments and assumptions; (iii) the consistent application of accounting policies; and (iv) the timely identification of circumstances which may require a modification to a previous estimate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2024
We have served as the Company’s auditor since 2018.

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2023	2022	2021
Net sales from products	$5,814	$5,368	$4,606
Net sales from services	4,164	3,744	3,565
Net sales	9,978	9,112	8,171
Costs of products sales	2,591	2,595	2,104
Costs of services sales	2,417	2,288	2,027
Costs of sales	5,008	4,883	4,131
Gross margin	4,970	4,229	4,040
Selling, general and administrative expenses	1,561	1,450	1,353
Research and development expenditures	858	779	734
Other charges	257	339	286
Operating earnings	2,294	1,661	1,667
Other income (expense):
Interest expense, net	(216)	(226)	(208)
Gains on sales of investments and businesses, net	—	3	1
Other, net	68	77	92
Total other expense	(148)	(146)	(115)
Net earnings before income taxes	2,146	1,515	1,552
Income tax expense	432	148	302
Net earnings	1,714	1,367	1,250
Less: Earnings attributable to noncontrolling interests	5	4	5
Net earnings attributable to Motorola Solutions, Inc.	$1,709	$1,363	$1,245
Earnings per common share:
Basic	$10.23	$8.14	$7.36
Diluted	9.93	7.93	7.17
Weighted average common shares outstanding:
Basic	167.0	167.5	169.2
Diluted	172.1	171.9	173.6
Dividends declared per share	$3.62	$3.25	$2.92
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2023	2022	2021
Net earnings	$1,714	$1,367	$1,250
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	57	(155)	(24)
Derivative instruments	(12)	—	—
Defined benefit plans	(50)	(1)	91
Total other comprehensive income (loss), net of tax	(5)	(156)	67
Comprehensive income	1,709	1,211	1,317
Less: Earnings attributable to noncontrolling interests	5	4	5
Comprehensive income attributable to Motorola Solutions, Inc.	$1,704	$1,207	$1,312
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2023	2022
ASSETS
Cash and cash equivalents	$1,705	$1,325
Accounts receivable, net	1,710	1,518
Contract assets	1,102	974
Inventories, net	827	1,055
Other current assets	357	383
Current assets held for disposition	24	—
Total current assets	5,725	5,255
Property, plant and equipment, net	964	927
Operating lease assets	495	485
Investments	143	147
Deferred income taxes	1,062	1,036
Goodwill	3,401	3,312
Intangible assets, net	1,255	1,342
Other assets	274	310
Non-current assets held for disposition	17	—
Total assets	$13,336	$12,814
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt	$1,313	$1
Accounts payable	881	1,062
Contract liabilities	2,037	1,859
Accrued liabilities	1,504	1,638
Current liabilities held for disposition	1	—
Total current liabilities	5,736	4,560
Long-term debt	4,705	6,013
Operating lease liabilities	407	419
Other liabilities	1,741	1,691
Non-current liabilities held for disposition	8	—
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/23—167.4; 12/31/22—168.5
Outstanding shares: 12/31/23—166.2; 12/31/22—167.5
Additional paid-in capital	1,622	1,306
Retained earnings	1,640	1,343
Accumulated other comprehensive loss	(2,540)	(2,535)
Total Motorola Solutions, Inc. stockholders’ equity	724	116
Noncontrolling interests	15	15
Total stockholders’ equity	739	131
Total liabilities and stockholders’ equity	$13,336	$12,814
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2021	170.2	$761	$(2,446)	$1,127	$17
Net earnings				1,245	5
Other comprehensive income			67
Issuance of common stock and stock options exercised	1.9	99
Share repurchase program	(2.5)			(528)
Share-based compensation expenses		129
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(494)
Balance as of December 31, 2021	169.6	$989	$(2,379)	$1,350	$17
Net earnings				1,363	4
Other comprehensive loss			(156)
Issuance of common stock and stock options exercised	2.6	157
Share repurchase program	(3.7)			(836)
Share-based compensation expenses		172
Dividends paid to noncontrolling interest in subsidiary common stock					(6)
Dividends declared				(544)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				1,709	5
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.8	104
Share repurchase program	(2.9)			(808)
Share-based compensation expenses		212
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(604)
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2023	2022	2021
Operating
Net earnings	$1,714	$1,367	$1,250
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	356	440	438
Non-cash other charges	14	23	3
Exit of video manufacturing operations	24	—	—
Loss on ESN fixed asset impairment	—	147	—
Share-based compensation expenses	212	172	129
Gains on sales of investments and businesses, net	—	(3)	(1)
Losses from the extinguishment of long-term debt	—	6	18
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(180)	(112)	3
Inventories	200	(242)	(284)
Other current assets and contract assets	(82)	(1)	(205)
Accounts payable, accrued liabilities, and contract liabilities	(144)	451	578
Other assets and liabilities	(38)	(91)	(126)
Deferred income taxes	(32)	(334)	34
Net cash provided by operating activities	2,044	1,823	1,837
Investing
Acquisitions and investments, net	(180)	(1,177)	(521)
Proceeds from sales of investments	19	46	16
Capital expenditures	(253)	(256)	(243)
Proceeds from sales of property, plant and equipment	—	—	6
Net cash used for investing activities	(414)	(1,387)	(742)
Financing
Net proceeds from issuance of debt	—	595	844
Repayment of debt	(1)	(285)	(353)
Revolving credit facility renewal fees	—	—	(7)
Issuances of common stock	104	156	102
Purchases of common stock	(804)	(836)	(528)
Payment of dividends	(589)	(530)	(482)
Payment of dividends to noncontrolling interest	(5)	(6)	(5)
Net cash used for financing activities	(1,295)	(906)	(429)
Effect of exchange rate changes on cash and cash equivalents	45	(79)	(46)
Net increase (decrease) in cash and cash equivalents	380	(549)	620
Cash and cash equivalents, beginning of period	1,325	1,874	1,254
Cash and cash equivalents, end of period	$1,705	$1,325	$1,874
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$234	$226	$207
Income and withholding taxes, net of refunds	$587	$307	$257
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
The consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
Revenue Recognition: Net sales consist of a wide range of goods and services including the delivery of products, systems and system integration as well as offering software and service solutions. The Company recognizes revenue to reflect the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services.
The Products and Systems Integration segment is comprised of devices, systems, and systems integration for our Land Mobile Radio Communication ("LMR" or "LMR Communications") and Video Security and Access Control ("Video") technologies. Direct customers of the Products and Systems Integration segment are typically government, public safety agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission-critical needs. Indirect customers are defined as customers purchasing professional and commercial radios and video security, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications networks and video security are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our government customers, funded through appropriations. The Company records consideration from shipping and handling on a gross basis within Net sales. In limited instances where the Company is not the principal in the arrangement, the Company will recognize revenue on a net basis.
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
The Products and Systems Integration segment includes both customized communications networks and video security solutions, including the integration of these networks with devices, software, and applications within both LMR and Video technologies. For systems contracts, revenue for the year ended December 31, 2023 was $1.9 billion compared to $1.8 billion for the year ended December 31, 2022 and $1.9 billion for the year ended December 31, 2021. The communications networks include the aggregation of promises to the customer to provide i) a communications network core and central processing software, base stations, consoles, and repeaters or ii) a video security solution including video analytics, network video management hardware and software, and access control solutions. The individual promises within a communications network contract are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The communications network represents a distinct performance obligation for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Products and Systems Integration revenue for communications network systems is recognized over an average duration of approximately one to two years. Individual promises of the video security solution are capable of being distinct and distinct in the context of the contract. Video security solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Revenue is recognized upon the transfer of control of the video solution to the reseller partners, typically upon shipment.
The Software and Services segment provides solutions for government, public safety and commercial communications networks. Direct customers of the Software and Services segment are typically government, public safety and first-responder agencies and municipalities. Indirect customers are commercial customers who distribute our software solutions to a final end customer base. Contracts with our customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations.
Software offerings primarily include Command Center and Video software and services which can be delivered either as an “as-a-service”, on-premise, or hybrid solution. Solutions delivered as-a-service consist of a range of promises including hosted software, technical support and the right to unspecified future software enhancements. Software is not distinct from the hosting service since the customer does not have the right to take possession of the software at any time during the term of the arrangement. The hosted software, technical support, and right to unspecified future software enhancements each represent a series of distinct services that are delivered concurrently using the same over-time method. As such, the promises are accounted for as a single performance obligation with revenue recognized on a straight-line basis.
On-premise and hybrid offerings generally consist of multiple promises primarily including software licenses and post-contract customer support. The promises are generally each distinct and distinct within the context of the contract as the customer benefits from each promise individually without any significant integration or interrelationship between the promises. On-premise software revenue is generally recognized at the point in time when the customer can benefit from the software which generally aligns with the beginning of the license period. Revenue for post-contract customer support is recognized over time as the customer simultaneously receives and consumes the services on a straight-line basis. In certain situations when the software license is not distinct within the context of the contract, revenue for the software license is recognized over time following the transfer of control under the arrangement. For hybrid arrangements, the on-premise software and as-a-service software are generally distinct performance obligations where the on-premise solution is recognized at the point when the customer can benefit from the software and the as-a-service software is recognized over time as the customer receives the benefit from the hosted solution.
Services include a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include: monitoring, software updates and cybersecurity services. Managed service offerings range from partial to full operation of customer-owned or Motorola Solutions-owned communications networks. Services are provided across all technologies and are both distinct and capable of being distinct in the context of the contract, representing a series of recurring services that the Company stands ready to perform over the contract term. Since services contracts typically allow for customers to terminate for convenience or for non-appropriations of fiscal funding, the contract term is generally considered to be limited to a monthly or annual basis, subject to customer renewal. While contracts with customers are typically fixed fee, certain managed services contracts may be subject to variable consideration related to the achievement of service level agreement performance measurements. The Company has not historically paid significant penalties under service level agreements, and accordingly, it does not constrain its contract price. Certain contracts may also contain variable consideration driven by the number of users. Revenue is typically recognized on services over time as a series of services performed over the contract term on a straight-line basis.
The Company enters into arrangements which generally consist of multiple promises to our customers. The Company evaluates whether the promised goods and services are distinct or a series of distinct goods or services. Where contracts contain multiple performance obligations, the Company allocates the total estimated consideration to each performance obligation based on applying an estimated selling price (“ESP”) as our best estimate of standalone selling price. We use list price as the standalone selling price for indirect sales sold through our channel partners. Given the unique nature of the goods and services we provide to direct customers, sufficient standalone sales of our products generally do not exist. Therefore, the Company determines ESP by: (i) collecting all reasonably available historical data points including sales, cost and margin analyses of the product or services, and other inputs based on its normal pricing and discounting practices, (ii) making any reasonably required adjustments to the data based on market and Company-specific factors, and (iii) stratifying the data points for similar customers and circumstances, when appropriate, based on major product or service, type of customer, geographic market, and sales volume.
The Company accounts for certain system contracts without an alternative use on an over-time basis, electing an input method of estimated costs as a measure of performance completed. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
For system contracts accounted for over time using estimated costs as a measure of performance completed, the Company relies on estimates around the total estimated costs to complete the contract (“Estimated Costs at Completion”). Total Estimated Costs at Completion include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs at Completion may be complex and subject to many variables. The Company has a standard and disciplined process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs at Completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of work to be performed, the availability and cost of materials, and performance by subcontractors, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $2 million at each of December 31, 2023 and December 31, 2022.
Investments: The Company generally invests in equity securities of a strategic nature.

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
Goodwill and Intangible Assets: Goodwill is assessed for impairment at least annually at the reporting unit, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value level. The Company performs its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year, typically through a qualitative assessment. Indicators of impairment include: (i) macroeconomic conditions, (ii) industry and market conditions, (iii) cost factors, including product and selling, general and administrative costs, (iv) overall financial performance of the Company, (v) changes in share price, and (vi) other relevant company-specific events. If it is determined that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. A quantitative assessment includes the assignment of assets and liabilities to each of the Company's reporting units and an assessment of the fair value of each of the Company's reporting units. The Company utilizes an income approach (discounted cash flows) to estimate the fair value of each reporting unit, which is corroborated by market multiples when available and as appropriate. Key assumptions in the quantitative analysis include revenue growth rates (including long-term growth rates for terminal value assumptions), operating margin estimates, discount rates, and where applicable, the comparable multiples from publicly traded companies in the Company's industry.
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
Right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s lease payments are typically fixed or contain fixed escalators. The Company has elected to not separate lease and non-lease components for all of its current lease categories and therefore, all consideration is included in lease payments. For the Company’s leases consisting of land and other equipment (i.e. “communications network sites”), future payments are subject to variability due to changes in indices or rates. The Company values its ROU assets and lease liabilities based on the index or rate in effect at lease commencement. Future changes in the indices or rates are accounted for as variable lease costs. Other variable lease costs include items that are not fixed at lease commencement including property taxes, insurance, and operating charges that vary based on usage. ROU assets also include lease payments made in advance and are net of lease incentives.
As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rates based on the information available at the commencement date in determining the present value of future payments. The Company’s incremental borrowing rates are based on the term of the lease, the economic environment of the lease, and the effect of collateralization.
The Company's lease terms range from one to twenty-one years and may include options to extend the lease by one to ten years or terminate the lease after the initial non-cancelable term. The Company does not include options in the determination of the lease term for the majority of leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. However, for the Company's communications network site leases that are necessary to provide services to customers under managed service arrangements, the Company includes options in the lease term to the extent of the customer contracts to which those leases relate.
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
Derivative Instruments: For Foreign exchange contracts, not designated as hedging instruments, gains and losses are recorded immediately in Other income (expense) within the Consolidated Statements of Operations. For Equity swap contracts, which do not qualify for hedge accounting, gains and losses are recorded immediately in Selling, general and administrative expenses within the Consolidated Statements of Operations. Gains and losses pertaining to instruments designated as net investment hedges that qualify for hedge accounting are recognized as a component of Accumulated other comprehensive income. Components excluded from the assessment of hedge ineffectiveness in net investment hedges are included in Accumulated other comprehensive income at their initial value and amortized into Interest expense, net on a straight-line basis. Gains and losses pertaining to instruments designated as cash flow hedges that qualify for hedge accounting are recognized as a component of Accumulated other comprehensive income.
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
The benefit obligation and plan assets for the Company's defined benefit plans are presented on a net basis according to the plans' net funded status and measured as of December 31, 2023.

Recent Acquisitions:
On December 15, 2023, the Company acquired IPVideo Corporation ("IPVideo"), the creator of the HALO Smart Sensor, for $170 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of one year. The HALO Smart Sensor is a multifunctional safety and security device with built-in vape detection and air quality monitoring, gunshot detection, abnormal noise and motion detection and emergency keyword detection. This acquisition adds sensor technology to the Company's physical security portfolio. The business is a part of the Products and Systems Integration segment.
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
On October 25, 2022, the Company acquired Futurecom Systems Group, ULC ("Futurecom"), a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's communications network and device portfolios. The business is a part of the Products and Systems Integration segment.
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
Recent Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning in 2025, with early adoption permitted. The ASU will require the Company to disclose additional expense categories at the segment level including Cost of sales, Selling, general and administrative expenses, Research and development expenditures and other charges once it adopts this ASU. The Company is still evaluating the complete impact of the adoption of this ASU on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company anticipates that it will have additional disclosures regarding cash taxes and the income tax rate reconciliation once it adopts this ASU.
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires disclosures to enhance transparency about an entity’s use of supplier finance programs. The amendments require a buyer that uses supplier finance programs to disclose the program’s key terms, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company adopted ASU 2022-04 on January 1, 2023. Refer to Note 4, "Other Financial Data" to our consolidated financial statements included in this Part II, Item 8 of this Form 10-K for the related disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the years ended December 31, 2023, 2022 and 2021, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of reportable segments:

	Years Ended
	2023			2022			2021
(in millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions
North America	$4,507	$2,425	$6,932	$4,286	$2,088	$6,374	$3,723	$1,838	$5,561
International	1,735	1,311	3,046	1,442	1,296	2,738	1,310	1,300	2,610
	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112	$5,033	$3,138	$8,171

Major Products and Services
LMR Communications	$5,127	$2,399	$7,526	$4,713	$2,274	$6,987	$4,203	$2,205	$6,408
Video	1,115	611	1,726	1,015	508	1,523	830	396	1,226
Command Center	—	726	726	—	602	602	—	537	537
	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112	$5,033	$3,138	$8,171

Customer Type
Direct	$3,619	$3,396	$7,015	$3,368	$3,057	$6,425	$3,147	$2,842	$5,989
Indirect	2,623	340	2,963	2,360	327	2,687	1,886	296	2,182
	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112	$5,033	$3,138	$8,171
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of December 31, 2023 was $9.3 billion. A total of $5.0 billion was from Products and Systems Integration performance obligations that were not yet satisfied, of which $3.0 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $4.3 billion was from Software and Services performance obligations that were not yet satisfied as of December 31, 2023. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.7 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
In October 2021, the U.K.'s Competition and Markets Authority ("CMA") announced that it had opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, the Company's private mobile radio communications network that the Company acquired in 2016. On July 31, 2023, the CMA adopted a remedies order which implemented the price control set out in its final decision, which was suspended until the CAT dismissed the Company's appeal on December 22, 2023. Based on the adoption of the remedies order, since August 1, 2023, revenue under the Airwave contract has been recognized in accordance with the prospective price control as the contract value was subject to variable consideration constraints. The remaining performance obligations for Airwave services contracted with the Home Office through 2026, inclusive of the five month period beginning August 1, 2023, was reduced by $777 million to align with the remedies order as of December 31, 2023.
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
Contract Balances

December 31 (in millions)	2023	2022	2021
Accounts receivable, net	$1,710	$1,518	$1,386
Contract assets	1,102	974	1,105
Contract liabilities	2,037	1,859	1,650
Non-current contract liabilities	424	363	306
Revenue recognized during the year ended December 31, 2023 which was previously included in Contract liabilities as of January 1, 2023 was $1.3 billion, compared to $1.1 billion of revenue recognized during the year ended December 31, 2022 which was previously included in Contract liabilities as of January 1, 2022, and $1.0 billion of revenue recognized during the year ended December 31, 2021 which was previously included in Contract liabilities as of January 1, 2021. Revenue of $37 million was reversed during the year ended December 31, 2023 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $26 million during the year ended December 31, 2022 and $4 million during the year ended December 31, 2021.
There have been no material expected credit losses recognized on contract assets during the year ended December 31, 2023.
Contract Cost Balances

December 31 (in millions)	2023	2022	2021
Current contract cost assets	$56	$61	$30
Non-current contract cost assets	119	130	124
Contract cost assets include incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one year to eight years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $61 million for the year ended December 31, 2023, compared to $62 million as of the year ended December 31, 2022 and $52 million as of the year ended December 31, 2021.

3.    Leases
The Company leases certain office, factory and warehouse space, land and other equipment under various operating leases.
Components of Lease Expense

(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Lease expense:
Operating lease cost	$140	$130	$133
Short-term lease cost	$1	$1	$2
Variable cost	36	33	36
Sublease income	(5)	(5)	(7)
Net lease expense from operating leases	$172	$159	$164
Operating Lease Assets and Liabilities

(in millions)	Statement Line Classification	December 31, 2023	December 31, 2022
Right-of-use lease assets	Operating lease assets	$495	$485
Current lease liabilities	Accrued liabilities	$125	$118
Non-current lease liabilities	Operating lease liabilities	$407	$419
Other Information Related to Leases

(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$147	$145	$145

Right-of-use assets obtained in exchange for lease liabilities	$98	$221	$40
Assets obtained in exchange for lease liabilities during the year ended December 31, 2023 included $66 million of additional leases due to renewals of three large managed services contracts due to an assumption that it is reasonably certain that renewal options will be extended on the associated radio tower site leases. During the year ended December 31, 2022, the Company recorded $150 million of assets obtained in exchange for lease liabilities due to an assumption that it is reasonably certain that renewal options will be extended on its radio tower site leases operated within the Airwave communications network consistent with the contract extension of the radio communication services through 2026. In addition, assets obtained in exchange for lease liabilities of $34 million were recorded in connection with the Company's acquisition of TETRA Ireland.

	December 31, 2023	December 31, 2022
Weighted average remaining lease terms (years)	5	5
Weighted average discount rate	4.34%	4.07%

Future Lease Payments

December 31 (in millions)	Amount
2024	$145
2025	132
2026	115
2027	66
2028	41
Thereafter	92
Total lease payments	$591
Less: Interest	59
Present value of operating lease liabilities	$532

4.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31 (in millions)	2023	2022	2021
Other charges (income):
Intangibles amortization (Note 15)	$177	$257	$236
Reorganization of businesses (Note 14)	22	18	24
Legal Settlements	4	23	3
Fixed asset impairments	3	12	—
Environmental reserve expense	15	—	—
Exit of video manufacturing operations	24	—	—
Operating lease asset impairments	6	24	10
Acquisition-related transaction fees	7	23	15
Gain on Hytera legal settlement	—	(15)	—
Other	(1)	(3)	(2)
	$257	$339	$286
During the year ended December 31, 2023, the Company revised the estimate for its liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Superfund Act incurred by a legacy business. It is the Company's policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. During the year ended December 31, 2023, the Company became aware of incremental costs required in its remediation of the Superfund site. As such, the Company recorded a charge of $15 million, increasing the reserve balance to $127 million. The Company discounted the cash flows used in estimating this accrual using a risk-free treasury rate. The current portion of the estimated environmental liability is $8 million and is included in the Accrued liabilities statement line and the non-current portion is included in the "Other liabilities" statement line within the Company's Consolidated Balance Sheets.

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31 (in millions)	2023	2022	2021
Interest expense, net:
Interest expense	$(249)	$(240)	$(215)
Interest income	33	14	7
	$(216)	$(226)	$(208)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$99	$123	$123
Loss from the extinguishment of long-term debt (Note 5)	—	(6)	(18)
Investment impairments	(16)	(1)	—
Foreign currency gain (loss)	(53)	37	17
Gain (loss) on derivative instruments (Note 6)	20	(61)	(30)
Gains (loss) on equity method investments	—	(3)	5
Fair value adjustments to equity investments	13	(30)	(8)
Gain on TETRA Ireland equity method investment	—	21	—
Other	5	(3)	3
	$68	$77	$92
Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Net Earnings
Years ended December 31	2023	2022	2021
Basic earnings per common share:
Earnings	$1,709	$1,363	$1,245
Weighted average common shares outstanding	167.0	167.5	169.2
Per share amount	$10.23	$8.14	$7.36
Diluted earnings per common share:
Earnings	$1,709	$1,363	$1,245
Weighted average common shares outstanding	167.0	167.5	169.2
Add effect of dilutive securities:
Share-based awards	3.7	3.7	4.0
1.75% senior convertible notes	1.5	0.7	0.4
Diluted weighted average common shares outstanding	172.1	171.9	173.6
Per share amount	$9.93	$7.93	$7.17
In the computation of diluted earnings per common share for the year ended December 31, 2023, the assumed exercise of 0.3 million options, including 0.2 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2022, the assumed exercise of 0.3 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2021, the assumed exercise of 0.2 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
As of December 31, 2023, the Company had $1.0 billion of 1.75% senior convertible notes outstanding, which mature on September 15, 2024 ("Senior Convertible Notes"). The notes are convertible based on a rate of 4.9670 per $1,000 principal amount as of December 31, 2023 (which is equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. The notes became fully convertible as of September 5, 2021, providing the holders the option to convert all or any portion of their Senior Convertible Notes. In November 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the principal amount of the Senior Convertible Notes to be in cash. Because the Company has irrevocably decided to settle the principal amount of the Senior Convertible Notes in cash, the

Company did not reflect any shares underlying the Senior Convertible Notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price. Upon conversion of the Senior Convertible Notes, the Company has the option to settle the conversion spread in cash or shares. The Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price for the period ended December 31, 2023. The value by which the Senior Convertible Notes exceeded their principal amount if converted as of December 31, 2023 was $586 million. On February 14, 2024, the Company agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the 1.75% Senior Convertible Notes for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The cash consideration will be paid during the first quarter of 2024 and is expected to be paid from cash on the balance sheet and short-term borrowings including under the 2021 Motorola Solutions Credit Agreement. Refer to "Note 5: Debt and Credit Facilities" in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion of the Senior Convertible Notes.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2023	2022
Accounts receivable	$1,779	$1,579
Less allowance for credit losses	(69)	(61)
	$1,710	$1,518
Inventories, Net
Inventories, net, consist of the following:

December 31	2023	2022
Finished goods	$328	$354
Work-in-process and production materials	640	829
	968	1,183
Less inventory reserves	(141)	(128)
	$827	$1,055
Other Current Assets
Other current assets consist of the following:

December 31	2023	2022
Current contract cost assets (Note 2)	$56	$61
Contractor receivables	40	47
Tax-related deposits (Note 7)	32	33
Other	229	242
	$357	$383
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2023	2022
Land	$5	$5
Leasehold improvements	448	456
Machinery and equipment	2,396	2,303
	2,849	2,764
Less accumulated depreciation	(1,885)	(1,837)
	$964	$927
During the year ended December 31, 2023, the Company entered into an arrangement to sell its Richmond, British Columbia and Richardson, Texas video manufacturing operations, including the machinery and equipment, inventory, transfer of employees and related facility lease to a contract manufacturer. During the year ended December 31, 2023, the Company presented the assets and liabilities as held for sale in its Consolidated Balance Sheets and recognized an impairment loss of $24 million on the exit of video manufacturing operations within Other charges in the Consolidated Statements of Operations, as the carrying value of the asset group was below the expected selling price. The Company closed the transaction on February 1, 2024.
During the year ended December 31, 2022, the Company signed a mutual agreement with the Home Office of the United Kingdom (the "Home Office") for the Company to exit the Emergency Services Network ("ESN") communications systems contract early, inclusive of twelve months of transition services through the end of 2023. During the year ended December 31, 2022, the Company recorded a fixed asset impairment loss of $147 million related to assets constructed and used in the deployment of the ESN services contract with the Home Office based on its expectation that, more likely than not, the ESN long-lived asset group will be disposed of significantly before the end of its previously estimated useful life. The impairment loss was recorded in the Software and Services segment within cost of sales in the Consolidated Statements of Operations.
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $179 million, $183 million and $202 million, respectively.
Investments
Investments consist of the following:

December 31	2023	2022
Common stock	$28	$21
Strategic investments, at cost	28	45
Company-owned life insurance policies	74	69
Equity method investments	13	12
	$143	$147
During the years ended December 31, 2023 and December 31, 2022, the Company recognized a gain of $12 million and a loss of $11 million, respectively, in Other income (expense) within the Consolidated Statements of Operations related to a change in the fair value of its investment in Evolv Technologies Holdings, Inc.
Strategic investments include investments in non-public technology-driven startup companies. Strategic investments do not have a readily determinable fair value and are recorded at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. During the year ended December 31, 2023, the Company recorded a $16 million investment impairment charge, compared to a $1 million investment impairment charge during the year ended December 31, 2022 and no investment impairment charges during the year ended December 31, 2021, representing other-than-temporary declines in the value of the Company’s strategic equity investment portfolio.
Other Assets
Other assets consist of the following:

December 31	2023	2022
Defined benefit plan assets (Note 8)	$98	$164
Non-current contract cost assets (Note 2)	119	130
Other	57	16
	$274	$310
Accounts Payable
The Company utilizes a supplier finance program that provides suppliers with the ability to accelerate payment on the Company's invoices beyond the stated payment terms. Under the terms of this program, the Company agrees to pay an intermediary the stated amount of confirmed invoices on the stated maturity dates of the invoices, and the supplier is able to negotiate earlier payment terms with the intermediary. The Company or the intermediary may terminate the agreement at any time upon 60 days' notice. The Company does not provide any forms of guarantees under this arrangement. Supplier participation in the program is solely at the supplier's discretion, and the participating suppliers negotiate their arrangements directly with the intermediary. The Company has no economic interest in a supplier's decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The stated invoice payment terms range from 75 to 120 days from the invoice date and are considered commercially reasonable.
The Company's outstanding amounts related to the suppliers participating in this program was $35 million and $37 million as of December 31, 2023 and December 31, 2022, respectively. Supplier finance program obligations are classified as Accounts payable within the Consolidated Balance Sheets. The following table displays a rollforward of the confirmed amount of supplier finance obligations from January 1, 2023 to December 31, 2023:

(in millions)	2023
Confirmed obligations at the beginning of the year	$37
Invoices confirmed during the year	114
Confirmed invoices paid during the year	(116)
Confirmed obligations outstanding at the end of the year	$35
Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2023	2022
Compensation	$407	$374
Tax liabilities (Note 7)	231	367
Dividend payable	163	148
Trade liabilities	140	145
Operating lease liabilities (Note 3)	125	118
Customer reserves	89	78
Other	349	408
	$1,504	$1,638
Other Liabilities
Other liabilities consist of the following:

December 31	2023	2022
Defined benefit plans (Note 8)	$939	$1,004
Non-current contract liabilities (Note 2)	424	363
Unrecognized tax benefits (Note 7)	26	29
Deferred income taxes (Note 7)	55	73
Environmental Reserve	119	108
Other	178	114
	$1,741	$1,691
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, including approval in November 2023 to increase the authorized amount by $2.0 billion, the Board of Directors has authorized the Company to repurchase in the aggregate up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2023, the Company had used approximately $15.5 billion of the share repurchase authority, excluding transaction costs and excise tax, to repurchase shares, leaving approximately $2.5 billion of authority available for future repurchases. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022, which was $4 million as of December 31, 2023.
The Company's share repurchases for 2023, 2022, and 2021 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2023	2.9	$278.56	$804
2022	3.7	225.00	836
2021	2.5	208.41	528
Payment of Dividends: On November 16, 2023, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.88 per share of common stock to $0.98 per share of common stock. During the years ended December 31, 2023, 2022, and 2021 the Company paid $589 million, $530 million, and $482 million, respectively, in cash dividends to holders of its common stock. On January 12, 2024, the Company paid an additional $163 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Consolidated Statements of Operations during the years ended December 31, 2023, 2022, and 2021:

	Years ended December 31
	2023	2022	2021
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(539)	$(384)	$(360)
Other comprehensive income (loss) before reclassification adjustment	61	(156)	(30)
Tax benefit (expense)	(4)	1	6
Other comprehensive income (loss), net of tax	57	(155)	(24)
Balance at end of period	$(482)	$(539)	$(384)
Derivative instruments:
Balance at beginning of period	$—	$—	$—
Other comprehensive income (loss) before reclassification adjustment	(12)	—	—
Tax benefit	—	—	—
Other comprehensive income (loss), net of tax	(12)	—	—
Balance at end of period	$(12)	$—	$—
Defined Benefit Plans:
Balance at beginning of period	$(1,996)	$(1,995)	$(2,086)
Other comprehensive income (loss) before reclassification adjustment	(130)	(76)	37
Tax benefit (expense)	34	18	(7)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(96)	(58)	30
Reclassification adjustment - Actuarial net losses into Other income (expense)	61	80	89
Reclassification adjustment - Prior service benefits into Other income (expense)	1	(2)	(8)
Tax expense	(16)	(21)	(20)
Reclassification adjustments into Net earnings, net of tax	46	57	61
Other comprehensive income (loss), net of tax	(50)	(1)	91
Balance at end of period	$(2,046)	$(1,996)	$(1,995)
Total Accumulated other comprehensive loss	$(2,540)	$(2,535)	$(2,379)

5.    Debt and Credit Facilities
Long-Term Debt

December 31	2023	2022
4.0% senior notes due 2024	313	312
1.75% senior convertible notes due 2024	1,000	1,000
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	695	694
6.5% debentures due 2028	25	24
4.6% senior notes due 2029	802	803
2.3% senior notes due 2030	894	893
2.75% senior notes due 2031	845	845
5.60% senior notes due 2032	595	595
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	92
	6,019	6,015
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(1,313)	(1)
Long-term debt	$4,705	$6,013
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue the Senior Convertible Notes. Interest on these notes is payable semiannually. The notes became fully convertible as of September 5, 2021. The notes are convertible based on a conversion rate of 4.9670 per $1,000 principal amount as of December 31, 2023 (which is equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. On February 14, 2024, the Company agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the 1.75% Senior Convertible Notes for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The cash consideration will be paid during the first quarter of 2024 and is expected to be paid from cash on the balance sheet and short-term borrowings including under the 2021 Motorola Solutions Credit Agreement.
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
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement (defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the commercial paper notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2023 the Company had no outstanding debt under the commercial paper program.
Aggregate requirements for long-term debt maturities during the next five years are as follows: $1.3 billion in 2024, $322 million in 2025, no maturities in 2026 or 2027, and $724 million in 2028.

Credit Facilities
As of December 31, 2023, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2023.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.3 billion and $1.1 billion at December 31, 2023 and December 31, 2022, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2023 and the corresponding positions as of December 31, 2022:

	Notional Amount
Net Buy (Sell) by Currency	2023	2022
Euro	$322	$185
British pound	252	290
Australian dollar	(140)	(130)
Canadian dollar	76	—
Chinese renminbi	(66)	(61)
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2023, all of the counterparties had investment grade credit ratings. As of December 31, 2023, the credit risk with all derivative counterparties was approximately $14 million.
Derivative Financial Instruments
The following tables summarize the fair values and location in the Consolidated Balance Sheet of all derivative financial instruments held by the Company at December 31, 2023 and 2022:

	Fair Values of Derivative Instruments
December 31, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$3
Treasury rate lock	—	$12
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$12	$1
Equity swap contracts	$1	$—
Total derivatives	$14	$16

	Fair Values of Derivative Instruments
December 31, 2022	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	15	—
Total derivatives	$15	$5
The following table summarizes the effect of derivatives on the Company's consolidated financial statements for the years ended December 31, 2023, 2022 and 2021:

	Financial Statement Location
		2023	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$(4)	$12	$13
Forward points recognized	Other income (expense)	$3	$2	$1
Treasury rate lock	Accumulated other comprehensive income (loss)	$(12)	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$20	$(61)	$(30)
Equity swap contracts	Selling, general and administrative expenses	$1	$—	$—
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of December 31, 2023, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £60 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the forward points recognized is amortized on a straight line basis and recognized through interest expense within Other income (expense) in the Consolidated Statement of Operations.
Equity Swap Contracts
During the year ended December 31, 2023, the Company entered into equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The notional amount of these contracts as of December 31, 2023 was $15 million.
Treasury Rate Lock
In order to manage interest rate exposure, during the year ended December 31, 2023, the Company entered into Treasury rate lock agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in other comprehensive income. The derivatives will be settled upon the issuance of the related debt and gains and losses generated from the derivatives will be recognized within interest expense over the same period that the hedged interest payments affect earnings. The Company entered into Treasury rate lock agreements in a cash flow hedging relationship with a notional amount of $200 million as of December 31, 2023 and did not enter into any such agreements as of December 31, 2022.

7.     Income Taxes
Components of Income Tax Expense
Components of earnings before income taxes are as follows:

Years ended December 31	2023	2022	2021
United States	$1,744	$1,312	$1,030
Other nations	402	203	522
	$2,146	$1,515	$1,552
Components of income tax expense are as follows:

Years ended December 31	2023	2022	2021
United States Federal	$269	$240	$134
Other nations	125	159	98
States (U.S.)	70	83	36
Current income tax expense	464	482	268
United States Federal	(30)	(179)	(2)
Other nations	(9)	(118)	22
States (U.S.)	7	(37)	14
Deferred income tax expense (benefit)	(32)	(334)	34
Total income tax expense	$432	$148	$302
Differences between income tax expense computed at the U.S. federal statutory tax rate of 21% and income tax expense as reflected in the Consolidated Statements of Operations are as follows:

Years ended December 31	2023		2022		2021
Income tax expense at statutory rate	$450	21.0%	$318	21.0%	$326	21.0%
State income taxes, net of federal benefit	71	3.3%	76	5.0%	55	3.5%
Non-U.S. tax expense on non-U.S. earnings	15	0.7%	1	0.1%	8	0.5%
U.S. tax expense (benefit) on undistributed non-U.S. earnings	(44)	(2.1)%	(43)	(2.8)%	6	0.4%
Intra-group IP transfer	—	—%	(77)	(5.1)%	—	—%
Stock compensation	(33)	(1.5)%	(68)	(4.5)%	(32)	(2.1)%
Valuation allowances	(13)	(0.6)%	(51)	(3.4)%	(34)	(2.2)%
Research credits	(19)	(0.9)%	(16)	(1.1)%	(20)	(1.3)%
Reserve for uncertain tax positions	(3)	(0.1)%	(6)	(0.4)%	(10)	(0.6)%
Other tax expense (benefit)	8	0.4%	14	0.9%	3	0.2%
	$432	20.1%	$148	9.8%	$302	19.5%
The effective tax rate for 2023 was below the current U.S. federal statutory rate of 21% primarily due to the recognition of excess tax benefits on share-based compensation, the foreign derived intangible income deduction, and generation of research and development credits, offset by 2023 estimated U.S. state income taxes.
In 2021, the Organization of Economic Cooperation and Development ("OECD") introduced its Pillar Two Framework Model Rules ("Pillar 2"), that was supported by over 130 countries worldwide, which is designed to impose a 15% global minimum tax on adjusted financial results. Certain aspects of Pillar 2 took effect on January 1, 2024, while other aspects go into effect on January 1, 2025. The Company is evaluating the potential impact of Pillar 2 on its business, as the countries in which it operates are enacting legislation implementing Pillar 2. While many aspects of the application of Pillar 2 remain to be clarified, the Company does not expect Pillar 2 to materially impact its tax liability.
Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, rather than Income tax expense, are the result of retirement benefit adjustments and currency translation adjustments. The adjustments were benefits of $14 million for the year ended December 31, 2023, charges of $2 million for the year ended December 31, 2022 and charges of $21 million for the year ended December 31, 2021.
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
Undistributed foreign earnings that the Company intends to reinvest indefinitely amounted to, in the aggregate, $1.8 billion at December 31, 2023. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities on such earnings; however, due to the above-mentioned changes made under the Tax Act, the Company believes that the additional U.S. or foreign income tax charge with respect to such earnings, if distributed, would be immaterial.
Gross deferred tax assets were $2.1 billion and $2.2 billion for December 31, 2023 and December 31, 2022, respectively. Deferred tax assets, net of valuation allowances, were $2.0 billion at December 31, 2023 and December 31, 2022. Gross deferred tax liabilities were $1.0 billion at December 31, 2023 and December 31, 2022.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2023	2022
Inventory	$30	$38
Accrued liabilities and allowances	77	67
Employee benefits	270	290
Capitalized items	146	95
Tax basis differences on investments	4	6
Depreciation tax basis differences on fixed assets	(2)	1
Undistributed non-U.S. earnings	(28)	(38)
Tax attribute carryforwards	115	298
Business reorganization	9	7
Warranty and customer liabilities	22	22
Deferred revenue and costs	406	382
Valuation allowances	(63)	(221)
Operating lease assets	(120)	(116)
Operating lease liabilities	129	129
Other	10	4
	$1,005	$964
At December 31, 2023 and December 31, 2022, the Company had valuation allowances of $63 million and $221 million, respectively, against its deferred tax assets, including $44 million and $46 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance decreased $156 million during 2023 primarily due to the expiration of the Company's U.S. foreign tax credits. The Company is evaluating a business initiative that, if implemented, could allow for additional utilization of its foreign tax credit carryforward on its 2023 U.S. tax return. As of December 31 2023, the Company was continuing to assess the initiative's feasibility and was not in a position to recognize the tax benefit associated with the utilization of additional foreign tax credit carryforward. If the Company decides to proceed with the initiative, the financial statement impact would be reflected in the period in which it makes its decision. The Company's Non-U.S. valuation allowance decreased $2 million during 2023 primarily due to a change in the realizability of certain Non-US deferred tax assets and the expiration of tax attributes. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax attribute carryforwards are as follows:

December 31, 2023	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$129	$27	2024-2037
General business credits	—	2	2030-2039
State tax losses	—	12	2024-2044
State tax credits	—	6	2024-2042
Non-U.S. subsidiaries:
Japan tax losses	6	2	2024-2029
United Kingdom tax losses	146	36	Unlimited
Canada tax losses	18	5	2034-2043
Canada tax credits	—	6	2037-2043
Spain tax credits	—	6	2024-2029
Other subsidiaries tax losses	49	10	Various
Other subsidiaries tax credits	—	3	Various
		$115
The Company had unrecognized tax benefits of $32 million and $35 million at December 31, 2023 and December 31, 2022, respectively, of which approximately $27 million and $29 million, if recognized, would have affected the effective tax rate for 2023 and 2022, respectively.
A roll-forward of unrecognized tax benefits is as follows:

(in millions)	2023	2022
Balance at January 1	$35	$43
Additions based on tax positions related to current year	1	1
Additions for tax positions of prior years	1	2
Reductions for tax positions of prior years	(1)	(1)
Settlements and agreements	—	(4)
Lapse of statute of limitations	(4)	(6)
Balance at December 31	$32	$35
The Company recorded $26 million and $29 million of unrecognized tax benefits in Other liabilities at December 31, 2023 and December 31, 2022, respectively.
The Company has several US state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2020-2023
Australia	2019-2023
Canada	2019-2023
Germany	2018-2023
India	1997-2023
Israel	2019-2023
Poland	2018-2023
Malaysia	2016-2023
United Kingdom	2021-2023
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

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be up to a $4 million tax benefit.
At December 31, 2023, the Company had $23 million accrued for interest and $12 million accrued for penalties on unrecognized tax benefits. At December 31, 2022, the Company had $22 million and $12 million accrued for interest and penalties, respectively, on unrecognized tax benefits. The Company's policy is to classify the interest and penalty as a component of interest expense and other expense, respectively.

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
Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non-U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$1	$1	$1	$—	$—	$—
Interest cost	190	128	115	56	29	21	5	2	1
Expected return on plan assets	(293)	(254)	(235)	(108)	(93)	(99)	(13)	(12)	(11)
Amortization of:
Unrecognized net loss	22	62	70	37	14	16	2	4	3
Unrecognized prior service benefit	—	—	—	(2)	(2)	(3)	3	—	(5)
Net periodic cost (benefit)	$(81)	$(64)	$(50)	$(16)	$(51)	$(64)	$(3)	$(6)	$(12)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$3,809	$5,140	$1,207	$1,935	$103	$78
Service cost	—	—	1	1	—	—
Interest cost	190	128	56	29	5	2
Plan amendments	—	—	—	—	—	46
Actuarial loss (gain)	59	(1,329)	62	(534)	2	(12)
Foreign exchange valuation adjustment	—	—	66	(174)	—	—
Benefit payments	(130)	(130)	(45)	(50)	(14)	(11)
Benefit obligation at December 31	$3,928	$3,809	$1,347	$1,207	$96	$103
Change in plan assets:
Fair value at January 1	$3,076	$4,157	$1,092	$1,870	$134	$186
Return on plan assets	324	(954)	56	(555)	14	(41)
Company contributions	3	3	9	8	—	—
Foreign exchange valuation adjustment	—	—	60	(181)	—	—
Benefit payments	(130)	(130)	(45)	(50)	(14)	(11)
Fair value at December 31	$3,273	$3,076	$1,172	$1,092	$134	$134
Funded status of the plan	$(655)	$(733)	$(175)	$(115)	$38	$31
Unrecognized net loss	1,695	1,689	829	758	68	70
Unrecognized prior service benefit (cost)	—	—	(67)	(70)	44	46
Prepaid pension cost	$1,040	$956	$587	$573	$150	$147
Components of prepaid (accrued) pension cost:
Current benefit liability	$(2)	$(3)	$—	$—	$—	$—
Non-current benefit liability	(653)	(730)	(210)	(185)	—	—
Non-current benefit asset	—	—	35	70	38	31
Deferred income taxes	403	403	102	83	31	32
Accumulated other comprehensive loss	1,292	1,286	660	605	81	84
Prepaid pension cost	$1,040	$956	$587	$573	$150	$147
For the year ended December 31, 2023, the primary driver of the increase in the U.S. Pension Benefit Plans' benefit obligation was higher actuarial losses due to a decrease in the discount rate from 5.20% as of December 31, 2022 to 5.01% as of December 31, 2023, partially offset by actuarial gains in the benefit obligation due to updated lump-sum interest rates and mortality. For the year ended December 31, 2022, the primary driver of the decrease in the U.S. Pension Benefit Plans benefit obligation was higher actuarial gains due to an increase in the discount rate from 2.98% as of December 31, 2021 to 5.20% as of December 31, 2022.
For the year ended December 31, 2023, the most significant drivers of the increase in Non-U.S. Pension Benefit Plans' benefit obligation were the higher actuarial losses coupled with unfavorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial losses primarily due to decreases in the discount rates from 4.60% as of December 31, 2022 to 4.30% as of December 31, 2023. For the year ended December 31, 2022, the most significant drivers of the decrease in Non-U.S. Pension Benefit Plans' benefit obligation were the higher actuarial gains coupled with favorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to an increase in the discount rate from 1.82% as of December 31, 2021 to 4.60% as of December 31, 2022.

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
The Company used "Mortality Improvement Scale MP-2021" to calculate both the 2023 U.S. projected benefit obligations and the 2022 U.S. projected benefit obligations.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2023	2022	2023	2022	2023	2022
Discount rate	5.09%	2.52%	4.68%	1.68%	5.05%	2.78%
Investment return assumption	7.87%	6.76%	6.18%	4.78%	8.00%	6.90%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2023	2022	2023	2022	2023	2022
Discount rate	5.01%	5.20%	4.30%	4.60%	4.92%	5.10%
Future compensation increase rate	n/a	n/a	0.67%	0.67%	n/a	n/a
The following table presents the accumulated benefit obligation, projected benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2023	2022	2023	2022
Accumulated benefit obligation	$3,928	$3,809	$1,346	$1,206
Projected benefit obligation	3,928	3,809	1,347	1,207
Fair value of plan assets	3,273	3,076	1,172	1,092
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

The weighted-average asset allocations by asset categories for all pension plans and the Postretirement Health Care Benefits Plan were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2023	2022	2023	2022
Target Mix:
Equity securities	26%	25%	28%	28%
Fixed income securities	56%	57%	51%	52%
Cash and other investments	18%	18%	21%	20%
Actual Mix:
Equity securities	26%	25%	28%	28%
Fixed income securities	56%	56%	52%	52%
Cash and other investments	18%	19%	20%	20%
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
Cash Funding
The Company made $3 million of contributions to its U.S. Pension Benefit Plans during each of 2023 and 2022. The Company contributed $9 million and $8 million to its Non U.S. Pension Benefit Plans during 2023 and 2022, respectively. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2023 or 2022.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2024	$183	$47	$15
2025	205	50	14
2026	224	51	12
2027	242	52	11
2028	260	53	9
2029-2033	1,409	271	30
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
The net periodic pension cost for these split-dollar life insurance arrangements was $5 million for the years ended December 31, 2023, 2022 and 2021. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $52 million and $54 million as of December 31, 2023 and December 31, 2022, respectively.

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
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) plan (the "401(k) plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2023, 2022 and 2021 were $45 million, $43 million and $36 million, respectively.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2023, 2022, and 2021 the Company made no discretionary contributions.

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
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For the years ended December 31, 2023, 2022 and 2021, employees purchased 0.4 million, 0.4 million and 0.6 million shares, respectively, at purchase prices of $194.62 and $231.40, $199.16 and $190.37, and $133.27 and $160.11, respectively.
Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2023, 2022 and 2021 was $73.04, $67.18 and $41.57, respectively, using the following weighted-average assumptions:

	2023	2022	2021
Expected volatility	24.4%	29.2%	27.3%
Risk-free interest rate	4.2%	2.5%	0.8%
Dividend yield	1.6%	1.9%	2.2%
Expected life (years)	5.9	6.6	5.9
The Company calculates the value of each performance option, MSU, and PSU using a Monte Carlo simulation option pricing model, estimated on the date of grant. The fair values of performance options, MSUs, and PSUs granted during 2023 were $122.55, $299.32 and $348.27, respectively. The fair values of performance options, MSUs, and PSUs granted during 2022 were $84.73, $244.13 and $249.51, respectively. The fair value of performance options, MSUs and PSUs granted during 2021 was $60.42, $184.71 and $203.57, respectively. The following assumptions were used for the calculations.

	2023	2022	2021
	Performance Options	Performance Options	Performance Options
Expected volatility of common stock	25.1%	29.7%	28.5%
Expected volatility of the S&P 500	33.3%	39.2%	38.7%
Risk-free interest rate	4.1%	2.0%	1.2%
Dividend yield	1.7%	2.0%	2.3%
Expected life (years)	6.5	6.5	6.5

	2023	2022	2021
	Market Stock Unit	Market Stock Unit	Market Stock Units
Expected volatility of common stock	25.1%	29.7%	28.5%
Risk-free interest rate	4.5%	1.9%	0.3%
Dividend yield	1.5%	1.6%	1.8%

	2023	2022	2021
	Performance Stock Units	Performance Stock Units	Performance Stock Units
Expected volatility of common stock	25.1%	29.7%	28.5%
Expected volatility of the S&P 500	33.3%	39.2%	38.7%
Risk-free interest rate	4.6%	1.8%	0.3%
Dividend yield	1.4%	1.6%	1.8%
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

The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, at December 31, 2023 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
$51-$70	209	67	1	209	67	1
$71-$90	714	77	3	714	77	3
$91-$110	208	108	4	208	108	4
$111-$130	46	120	5	46	120	5
$131-$150	243	139	5	243	139	5
$151-$170	199	156	6	196	155	6
$171-$190	244	180	7	41	180	7
$191 and over	501	244	9	50	228	8
	2,364			1,707
As of December 31, 2023, the weighted average contractual life for options outstanding and exercisable was four and three years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Restricted Stock Units		Restricted Stock
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2023	996	$128	1,211	$211	114	$224
Granted	120	272	715	259	23	311
Releases/Exercised	(547)	89	(521)	191	(52)	225
Forfeited/Canceled	(3)	225	(63)	224	—	—
Balance as of December 31, 2023	566	$191	1,342	$224	85	$244
Awards exercisable	297	149	—	—	—	—

	Performance Options		Market Stock Units		Performance Stock Units
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2023	1,775	$112	103	$192	169	$226
Granted	105	265	43	289	73	339
Releases/Exercised	(161)	118	(79)	166	(51)	261
Adjustment for payout factor	79	140	24	122	22	261
Forfeited/Canceled	—	—	(2)	135	—	—
Balance as of December 31, 2023	1,798	$122	89	$254	213	$264
Awards exercisable	1,410	96	—	—	—	—
At December 31, 2023 and 2022, 7.2 million and 8.3 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2023	2022	2021
Share-based compensation expense included in:
Costs of sales	$40	$28	$16
Selling, general and administrative expenses	116	98	79
Research and development expenditures	56	46	34
Share-based compensation expense included in Operating earnings	212	172	129
Tax benefit	43	34	15
Share-based compensation expense, net of tax	$169	$138	$114
Decrease in basic earnings per share	$(1.01)	$(0.82)	$(0.67)
Decrease in diluted earnings per share	$(0.98)	$(0.80)	$(0.66)
At December 31, 2023, the Company had unrecognized compensation expense related to all share based awards of $243 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years and $5 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. The aggregate fair value of outstanding share based awards as of December 31, 2023 was $505 million.
Cash received from stock option exercises and the employee stock purchase plan was $104 million, $156 million, and $102 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $152 million, $292 million, and $186 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2023 was $413 million and $355 million, respectively, based on a December 31, 2023 stock price of $313.09 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2023, 2022 and 2021 was $205 million, $165 million and $161 million, respectively.
Long-Range Incentive Plan
The LRIP rewards elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three-year period. There were no LRIP awards with cash settlement terms for the year ended December 31, 2023. The expense for LRIP awards with cash settlement terms was $4 million and $8 million for the years ended December 31, 2022 and 2021, respectively.

10.    Fair Value Measurements
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2023 and December 31, 2022 were as follows:

December 31, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$13	$13
Equity swap contracts	1	—	1
Common stock and equivalents	28	—	28
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4
Treasury rate lock	—	12	—

December 31, 2022	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$15	$15
Common stock and equivalents	21	—	21
Liabilities:
Foreign exchange derivative contracts	$—	$5	$5
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2023 and 2022 were as follows:
U.S. Pension Benefit Plans

December 31, 2023	Level 1	Level 2	Level 3	Total
Equities	$27	$—	$—	$27
Commingled funds	1,230	479	—	1,709
Government fixed income securities	—	192	—	192
Corporate fixed income securities	—	894	—	894
Short-term investment funds	253	—	—	253
Private assets	—	—	157	157
Total investment securities	$1,510	$1,565	$157	$3,232
Accrued income receivable				23
Cash				18
Fair value plan assets				$3,273
The following table summarizes the changes in fair value of the Level 3 assets:

2023
Fair value at January 1, 2023	111
Actual return on plan assets	10
Purchases	36
Fair value at December 31, 2023	157

December 31, 2022	Level 1	Level 2	Level 3	Total
Equities	$48	$—	—	$48
Commingled funds	1,159	488	—	1,647
Government fixed income securities	—	159	—	159
Corporate fixed income securities	—	863	—	863
Short-term investment funds	186	—	—	186
Private Assets	—	—	111	111
Total investment securities	$1,393	$1,510	$111	$3,014
Accrued income receivable				45
Cash				17
Fair value plan assets				$3,076

Non-U.S. Pension Benefit Plans

December 31, 2023	Level 1	Level 2	Total
Equities	$60	$—	$60
Commingled funds	289	32	321
Government fixed income securities	—	663	663
Short-term investment funds	60	—	60
Total investment securities	$409	$695	$1,104
Cash			5
Accrued income receivable			16
Insurance contracts			47
Fair value plan assets			$1,172

December 31, 2022	Level 1	Level 2	Total
Equities	$55	$—	$55
Commingled funds	252	41	293
Government fixed income securities	—	491	491
Short-term investment funds	83	—	83
Total investment securities	$390	$532	$922
Cash			3
Accrued income receivable			121
Insurance contracts			46
Fair value plan assets			$1,092
Postretirement Health Care Benefits Plan

December 31, 2023	Level 1	Level 2	Level 3	Total
Equities	$1	$—	$—	$1
Commingled funds	49	20	—	69
Government fixed income securities	—	8	—	8
Corporate fixed income securities	—	38	—	38
Short-term investment funds	10	—	—	10
Private funds	—	—	7	7
Total investment securities	$60	$66	7	133
Accrued income receivable				1
Fair value plan assets				$134
The following table summarizes the changes in fair value of the Level 3 assets:

2023
Fair value at January 1, 2023	5
Purchases	2
Fair value at December 31, 2023	7

December 31, 2022	Level 1	Level 2	Level 3	Total
Equities	$2	$—	$—	$2
Commingled funds	49	22	—	71
Government fixed income securities	—	7	—	7
Corporate fixed income securities	—	39	—	39
Short-term investment funds	8	—	—	8
Private funds	—	—	5	5
Total investment securities	$59	$68	$5	$132
Accrued income receivable				2
Fair value plan assets				$134
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
At December 31, 2023, the Company had $863 million of investments in money market government and U.S. treasury funds (Level 1) classified as Cash and cash equivalents in its Consolidated Balance Sheet, compared to $490 million at December 31, 2022. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2023 was $6.4 billion, of which the Senior Convertible Notes were $1.6 billion (Level 2). The fair value of long-term debt at December 31, 2022 was $5.9 billion, of which the Senior Convertible Notes were $1.3 billion (Level 2). Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. Refer to "Note 5: Debt and Credit Facilities" in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion of the Senior Convertible Notes.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2023	2022
Long-term receivables, gross	$36	$40
Less allowance for losses	(2)	(2)
Long-term receivables	$34	$38
Less current portion	(13)	(13)
Non-current long-term receivables	$21	$25
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Consolidated Balance Sheet. The Company recognized no interest income on long-term receivables for the year ended December 31, 2023, compared to $1 million for each of the years ended December 31, 2022, and 2021.
Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $103 million at December 31, 2023 and $65 million at December 31, 2022.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2023, 2022 and 2021.

Years ended December 31	2023	2022	2021
Contract-specific discounting facility	$—	$49	$211
Accounts receivable sales proceeds	96	179	56
Long-term receivables sales proceeds	182	204	248
Total proceeds from receivable sales	$278	$432	$515
The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
At December 31, 2023, the Company had retained servicing obligations for $813 million of long-term receivables, compared to $891 million of long-term receivables at December 31, 2022. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
Credit Quality of Long-Term Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2023 and December 31, 2022 is as follows:

December 31, 2023	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$15	$1	$1	$1
Commercial loans and leases secured	21	1	—	1
Long-term receivables, including current portion	$36	$2	$1	$2

December 31, 2022	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$22	$1	$1	$1
Commercial loans and leases secured	18	—	—	2
Long-term receivables, including current portion	$40	$1	$1	$3
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
As of December 31, 2023, the Company had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2030. The Company expects to make total payments of $469 million under these arrangements as follows: $131 million in 2024, $78 million in 2025, $73 million in 2026, $66 million in 2027, $63 million in 2028 and $58 million thereafter.

Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages and punitive damages. On February 14, 2020, the Company announced that a jury decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. In a series of post-trial rulings in 2021, the Court subsequently reduced the judgment to $543.7 million, but also ordered Hytera to pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs, as well as $34.2 million in attorneys' fees. The Company continues to seek collection of the judgment through the ongoing legal process.
On December 17, 2020, the Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order, which the Court denied on July 11, 2023. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. On August 26, 2023, the Court granted the Company's contempt motion. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow. In addition to the September 1, 2023 payment of $56 million, Hytera has made de minimis quarterly royalty payments into the third-party escrow from October 2022 through January 2024. The aggregate amount paid into escrow will not be recognized until all contingencies are resolved and such amount is released from escrow.
Following the February 14, 2020 verdict and judgment in the Company's favor, Hytera subsequently filed several notices of appeal to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), including a notice of appeal filed on August 2, 2022 which appealed the orders related to the jury's verdict as well as the Court's royalty order. The Company filed its cross-appeal on August 5, 2022. The Court of Appeals heard oral arguments on the parties' appeals on December 5, 2023.
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

13.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video security devices and infrastructure, and the implementation and integration of such systems, devices, and applications. Within LMR Communications, the Company is a global leader in the two-way radio category, including the Company’s Project 25 ("P25"), Terrestrial Trunked Radio (TETRA), Digital Mobile Radio (DMR), as well as other professional and commercial radio (“PCR”) solutions. The Company provides LTE solutions for public safety, government and commercial users, including devices operating in 700 MHz, 900 MHz and Citizens' Broadband Radio Service (CBRS) frequencies. The Company's Video technology includes network video management infrastructure, fixed security, certain mobile video equipment and access control solutions. The primary customers of the Products and Systems Integration segment are government, public safety and commercial customers who operate private communications networks and video security solutions and typically manage a mobile workforce. In 2023, the segment’s net sales were $6.2 billion, representing 63% of the Company's consolidated net sales.
Software and Services: The Software and Services segment provides a broad range of solution offerings for government, public safety and commercial customers. Software includes public safety and enterprise Command Center, unified communications applications, certain mobile video equipment, and video software solutions, delivered both on-premise and “as-a-service.” Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced technologies include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer-owned or Motorola Solutions-owned communications networks. In 2023, the segment’s net sales were $3.7 billion, representing 37% of the Company's consolidated net sales.
For the years ended December 31, 2023, 2022 and 2021, no single customer accounted for more than 10% of the Company's net sales.

Segment Information
The following table summarizes Net sales and Operating earnings by segment:

	Net Sales			Operating Earnings
Years ended December 31	2023	2022	2021	2023	2022	2021
Products and Systems Integration	$6,242	$5,728	$5,033	$1,244	$913	$760
Software and Services	3,736	3,384	3,138	1,050	748	907
	$9,978	$9,112	$8,171	$2,294	$1,661	$1,667
Total other expense				(148)	(146)	(115)
Net earnings before income taxes				$2,146	$1,515	$1,552
The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2023	2022	2021	2023	2022	2021
Products and Systems Integration	$97	$77	$90	$83	$79	$87
Software and Services	156	179	153	96	104	115
	$253	$256	$243	$179	$183	$202
The Company's "chief operating decision maker" does not review or allocate resources based on segment assets.
Geographic Area Information

	Net Sales			Assets
Years ended December 31	2023	2022	2021	2023	2022	2021
United States	$6,559	$6,008	$5,236	$10,207	$9,227	$9,420
United Kingdom	$769	$789	$849	$2,034	$2,321	$1,588
Canada	$373	$366	$324	$362	$394	$950
Other, net of eliminations	$2,277	$1,949	$1,762	$733	$872	$231
	$9,978	$9,112	$8,171	$13,336	$12,814	$12,189
Net sales attributed to geographic area are predominately based on the ultimate destination of the Company's products and services.

14.     Reorganization of Businesses
The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of contractual lease termination costs, costs to exit committed contracts and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance, or were redeployed due to circumstances not foreseen when the original plans were approved. In these cases, the Company reverses accruals through the Consolidated Statements of Operations where the original charges were recorded when it is determined they are no longer needed.
During 2023, 2022, and 2021 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. These initiatives impacted both of the Company’s segments and affected employees located in all geographic regions.
2023 Charges
During 2023, the Company recorded net reorganization of business charges of $53 million, including $7 million of charges in Costs of sales and $46 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $53 million were charges of $41 million related to employee separation costs and a $24 million impairment loss related to the exit of video manufacturing operations, partially offset by $7 million of reversals for employee separation accruals no longer needed and $5 million of reversals for exit cost accruals no longer needed.

The following table displays the net charges incurred by segment:

Year ended December 31	2023
Products and Systems Integration	$45
Software and Services	8
$53
Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$26	$41	$(7)	$(37)	$23
Exit costs	$10	$—	$(5)	$—	$5
	$36	$41	$(12)	$(37)	$28
Exit Costs
At January 1, 2023, the Company had an accrual of $10 million for exit costs related to the Company's exit of the ESN contract with the Home Office. During the year, the Company recorded a $5 million reversal for accruals no longer needed. The remaining $5 million of exit costs are recorded in Accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2023, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2023, the Company had an accrual of $26 million for employee separation costs. The 2023 additional charges of $41 million include severance costs for approximately 700 employees, of which 420 were direct employees and 280 were indirect employees. The adjustments of $7 million reflect reversals of accruals no longer needed. The $37 million used in 2023 reflects cash payments to severed employees. The remaining accrual of $23 million, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2023, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 75 employees to be separated in 2024.
2022 Charges
During 2022, the Company recorded net reorganization of business charges of $36 million, including $18 million of charges in Costs of sales and $18 million of charges under Other charges in the Company’s Consolidated Statements of Operations. Included in the aggregate $36 million were charges of $36 million for employee separation costs and $10 million for exit costs, partially offset by $10 million of reversals of accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2022
Products and Systems Integration	$21
Software and Services	15
$36
Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$34	$36	$(10)	$(34)	$26
Exit costs	$—	$10	$—	$—	$10
	$34	$46	$(10)	$(34)	$36
Exit Costs
At January 1, 2022, the Company did not have an accrual for exit costs. There were $10 million of exit cost charges in 2022 related to the Company's exit of the ESN contract with the Home Office. The accrual of $10 million was included in Accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2022.
Employee Separation Costs
At January 1, 2022, the Company had an accrual of $34 million for employee separation costs. The 2022 additional charges of $36 million include severance costs for approximately 460 employees, of which 310 were direct employees and 150 were indirect employees. The adjustments of $10 million reflect reversals of accruals no longer needed. The $34 million used in

2022 reflects cash payments to severed employees. The remaining accrual of $26 million was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2022.
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
Recent Acquisitions
On December 15, 2023, the Company acquired IPVideo Corporation ("IPVideo"), the creator of the HALO Smart Sensor, for $170 million, net of cash acquired. The transaction also includes the potential for the Company to make contingent earn-out payments of up to $15 million based on IPVideo's achievement of certain financial targets from January 1, 2024 through December 31, 2024. As of the acquisition date, the Company estimated the fair value of the contingent earn-out to be $2 million, which is included in the purchase price. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of one year. The HALO Smart Sensor is a multifunctional safety and security device with built-in vape detection and air quality monitoring, gunshot detection, abnormal noise and motion detection and emergency keyword detection. This acquisition adds sensor technology to the Company's physical security portfolio. The Company recognized $109 million of goodwill, $72 million of identifiable intangible assets and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $8 million of trade names, $6 million of customer relationships and $58 million of developed technology and will be amortized over a period of eight, twelve and fifteen years, respectively. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On December 14, 2022, the Company acquired Rave Mobile, a leader in mass notification and incident management, for $553 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $2 million to certain key employees that will be expensed over a service period of two years. This acquisition complements the Company's portfolio with a platform specifically designed to help organizations and public safety agencies communicate and collaborate during emergencies. The Company recognized $400 million of goodwill, $212 million of identifiable intangible assets and $59 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $9 million of trade names, $82 million of developed technology and $121 million of customer relationships and will be amortized over a period of nine, seventeen years and seventeen years, respectively. The business is a part of the Software and Services segment. The purchase accounting was completed as of the fourth quarter of 2023.
On October 25, 2022, the Company acquired Futurecom, a leading provider of radio coverage extension solutions for public safety agencies, for $30 million, net of cash acquired. Futurecom designs and manufactures radio frequency repeaters. This acquisition further expands the Company's communications network and device portfolios. The Company recognized $10 million of goodwill, $11 million of an identifiable intangible asset and $9 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of six years. The business is a part of the Products and Systems Integration segment. The purchase accounting was completed as of the fourth quarter of 2023.
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

On May 12, 2022, the Company acquired Videotec, a global provider of ruggedized video security solutions, for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. This acquisition extends the Company's breadth of high-performance video products, reinforcing the Company's strategy to be a global leader in video security solutions. The Company recognized $9 million of goodwill, $6 million of an identifiable intangible asset and $8 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as developed technology and will be amortized over a period of four years. The business is part of the Products and Systems Integration segment. The purchase accounting was completed as of the second quarter of 2023.
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
On December 16, 2021, the Company acquired 911 Datamaster, an NG911 data solutions provider, for $35 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of two years. This acquisition reinforces Motorola Solutions’ commitment to being a leader in command center solutions and further supports 911 call centers’ unique organizational workflows as they transition to NG911 technologies. The Company recognized $21 million of goodwill, $16 million of identifiable intangible assets and $2 million of net liabilities. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $7 million of developed technology and $9 million of customer relationships that will be amortized over periods of nine and fourteen years, respectively. The business is a part of the Software and Services segment. The purchase accounting was completed as of the fourth quarter of 2022.
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
Intangible Assets
Amortized intangible assets are comprised of the following:

	2023		2022
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$1,156	$447	$1,083	$358
Patents	2	2	2	2
Customer-related	1,566	1,055	1,519	935
Other intangibles	105	70	97	64
	$2,829	$1,574	$2,701	$1,359
Amortization expense on intangible assets, which is included within Other charges in the Consolidated Statements of Operations, was $177 million, $257 million, and $236 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, future amortization expense is estimated to be $145 million in 2024, $132 million in 2025, $123 million in 2026, $113 million in 2027, and $112 million in 2028.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2023		2022
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$985	$337	$913	$261
Software and Services	1,844	1,237	1,788	1,098
	$2,829	$1,574	$2,701	$1,359

Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2022 to December 31, 2023:

(in millions)	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2022	$1,236	$1,329	$2,565
Goodwill acquired	227	573	800
Purchase accounting adjustments	(2)	(29)	(31)
Foreign currency translation	—	(22)	(22)
Balance as of December 31, 2022	$1,461	$1,851	$3,312
Goodwill acquired	109	—	109
Purchase accounting adjustments	(2)	(29)	(31)
Foreign currency translation	—	11	11
Balance as of December 31, 2023	$1,568	$1,833	$3,401
The Company conducts its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year. The goodwill impairment assessment is performed at the reporting unit level which is an operating segment or one level below an operating segment.
In 2023, the Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal year 2023, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, a quantitative goodwill impairment test was not required and there was no impairment of goodwill in 2023.
In 2022, the Company elected to perform a quantitative assessment for each of its reporting units to determine if the fair value of each reporting unit exceeded the carrying value of the reporting unit. The Company concluded that the fair value of each reporting unit exceeded the carrying value and no goodwill impairment was required.

16.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2023, 2022, and 2021:

	Balance at Beginning of Period	Charged to Earnings	Used	Adjustments*	Balance at End of Period
2023
Allowance for credit losses	$61	$29	$(21)	$—	$69
2022
Allowance for credit losses	70	28	(36)	(1)	61
2021
Allowance for credit losses	75	22	(26)	(1)	70
* Adjustments include translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2023 (the "Evaluation Date"), the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
3.     Exhibits
Exhibit numbers 10.5 through 10.70 listed in this Exhibit Index are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

*3.1	Restated Certificate of Incorporation of Motorola Solutions, Inc., dated February 6, 2024.
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
*4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Amended and Restated Master Separation and Distribution Agreement, effective as of July 31, 2010, among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).
10.2	Amended and Restated Intellectual Property License Agreement, effective as of July 31, 2010, between Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).
10.3	Amended and Restated Exclusive License Agreement, effective as of July 30, 2010, between Motorola Trademark Holdings, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc.).
10.4	Tax Sharing Agreement, effective as of July 31, 2010, among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation)).
10.5	Motorola Solutions Omnibus Incentive Plan of 2015 (f/k/a the Motorola Omnibus Incentive Plan of 2006), as amended and restated effective May 18, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on May 21, 2015).
10.6	First Amendment to the Motorola Solutions Omnibus Incentive Plan of 2015 (f/k/a the Motorola Omnibus Incentive Plan of 2006), as amended and restated effective May 18, 2015 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020).
10.7	Motorola Solutions Amended and Restated Omnibus Incentive Plan of 2015, effective as of May 17, 2022 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on May 20, 2022).
10.8
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.11 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.9
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.9 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.10	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers from February 14, 2019 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019).
10.11	Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Section 16 Officers from March 9, 2015 to February 13, 2019 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.12
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.8 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.13
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.6 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.14	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants to Section 16 Officers from May 6, 2013 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013).
10.15
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for grants on or after March 9, 2023 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.16
Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.17	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants from February 15, 2018 to March 9, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.18	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants from March 9, 2017 to February 14, 2018 (incorporated by reference to Exhibit 10.6 to Motorola Solutions’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.19	Form of Motorola Solutions, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Solutions Omnibus Incentive Plan of 2006 for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.9 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.20
Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2023 (incorporated by reference to Exhibit 10.6 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.21
Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.22	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.23	Form of Motorola Solutions Stock Option Consideration Agreement for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.24
Form of Motorola Solutions, Inc. Market Stock Unit Award Agreement for grants to Section 16 Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.10 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.25
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.8 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.26	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Section 16 Officers from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.27
Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for grants to Section 16 Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.12 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.28
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Section 16 Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.10 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.29	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Section 16 Officers from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.30
Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for grants to Appointed Vice Presidents and Elected Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.31
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Appointed Vice Presidents and Elected Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.32	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Appointed Vice Presidents and Elected Officers from February 15, 2018 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.33
Form of Motorola Solutions, Inc. Restricted Stock Unit Award Agreement for grants to Employees on or after March 9, 2023 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.34
Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015, as amended, for grants to Employees from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.35	Form of Motorola Solutions, Inc. Restricted Stock Unit Agreement relating to the Motorola Solutions Omnibus Incentive Plan of 2015 for grants to Employees from February 15, 2018 to March 9, 2022 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).
10.36
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.37
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.38	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to non-Section 16 Officers from February 11, 2021 to March 9, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.39
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers on or after March 9, 2023 (incorporated by reference to Exhibit 10.9 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.40
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.41	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Section 16 Officers from February 11, 2021 to March 9, 2022 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.42
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023 (incorporated by reference to Exhibit 10.13 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.43
Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.11 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.44	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Gregory Q. Brown from February 11, 2021 to March 9, 2022 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).
10.45
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023 (incorporated by reference to Exhibit 10.15 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.46
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown on or after March 9, 2015 to March 8, 2023 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).

10.47
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after March 9, 2023 (incorporated by reference to Exhibit 10.16 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.48
Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants from March 10, 2022 to March 8, 2023 under the Motorola Solutions Omnibus Incentive Plan of 2015, as amended (incorporated by reference to Exhibit 10.13 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.49	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 4, 2011 to March 9, 2022 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.50
Form of Motorola Solutions, Inc. Market Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.51
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.12 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.52	Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown from March 9, 2015 to March 9, 2022 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).
10.53	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.54	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.55	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants from January 4, 2011 to December 31, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.56	Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.57	Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.58
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2021 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.59
2021-2023 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 11, 2021 (incorporated by reference to Exhibit 10.5 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.60	2022-2024 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2022 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.61
2023-2025 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 24, 2023 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.62	Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on June 5, 2013).
10.63
Motorola Solutions, Inc. 2011 Senior Officer Change in Control Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.54 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.64	Motorola Solutions, Inc. 2011 Executive Severance Plan, as amended and restated November 13, 2014 (incorporated by reference to Exhibit No. 10.55 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.65	Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How our Directors are Compensated” of Motorola Solutions Inc.’s Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders filed on March 31, 2022 (“Motorola Solutions’ Proxy Statement”)).
10.66	Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How our Directors are Compensated” of the Motorola Solutions’ Proxy Statement, and incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended on July 3, 2021).
10.67	Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008).
10.68	Amendment dated December 15, 2008, to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.69	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010).
10.70	Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 13, 2014).
10.71
Revolving Credit Agreement, dated as of March 24, 2021, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on March 25, 2021).

10.72
First Amendment, dated as of February 8, 2023, by and among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on February 10, 2023).

10.73	Revised and Amended Aircraft Time Sharing Agreement, dated as of October 1, 2015, between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015).
10.74	Investment Agreement, dated as of September 5, 2019, among Motorola Solutions, Inc., Silver Lake Alpine, L.P. and Silver Lake Alpine (Offshore Master) L.P. (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on September 5, 2019).
*21	Subsidiaries of Motorola Solutions, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97	Motorola Solutions, Inc. Compensation Recoupment Policy, effective as of November 16, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
February 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 15, 2024
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ JASON J. WINKLER	Executive Vice President and	February 15, 2024
Jason J. Winkler	Chief Financial Officer (Principal Financial Officer)

/S/ KATHERINE MAHER	Corporate Vice President and	February 15, 2024
Katherine Maher	Chief Accounting Officer (Principal Accounting Officer)

/S/ KENNETH D. DENMAN	Director	February 15, 2024
Kenneth D. Denman

/S/ EGON P. DURBAN	Director	February 15, 2024
Egon P. Durban

/S/ AYANNA M. HOWARD	Director	February 15, 2024
Ayanna M. Howard

/S/ CLAYTON M. JONES	Director	February 15, 2024
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 15, 2024
Judy C. Lewent

/S/ GREGORY K. MONDRE	Director	February 15, 2024
Gregory K. Mondre

/S/ JOSEPH M. TUCCI	Director	February 15, 2024
Joseph M. Tucci