Form 10-Q
period 2024-03-30
Motorola Solutions, Inc.
filed 2024-05-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of April 26, 2024 was 166,787,080.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales from products	$1,405	$1,224
Net sales from services	984	947
Net sales	2,389	2,171
Costs of products sales	600	576
Costs of services sales	597	549
Costs of sales	1,197	1,125
Gross margin	1,192	1,046
Selling, general and administrative expenses	397	368
Research and development expenditures	218	210
Other charges	58	69
Operating earnings	519	399
Other income (expense):
Interest expense, net	(44)	(54)
Gain on sales of investments and businesses, net	—	1
Other, net	(565)	12
Total other expense	(609)	(41)
Earnings (loss) before income taxes	(90)	358
Income tax expense (benefit)	(52)	79
Net earnings (loss)	(38)	279
Less: Earnings attributable to non-controlling interests	1	1
Net earnings (loss) attributable to Motorola Solutions, Inc.	$(39)	$278
Earnings (loss) per common share:
Basic	$(0.23)	$1.66
Diluted	$(0.23)	$1.61
Weighted average common shares outstanding:
Basic	166.3	167.4
Diluted	166.3	172.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net earnings (loss)	$(38)	$279
Foreign currency translation adjustments	(24)	36
Derivative instruments	4	—
Defined benefit plans	7	12
Total other comprehensive income (loss), net of tax	(13)	48
Comprehensive income (loss)	(51)	327
Less: Earnings attributable to non-controlling interests	1	1
Comprehensive income (loss) attributable to Motorola Solutions, Inc. common shareholders	$(52)	$326
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	March 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,512	$1,705
Accounts receivable, net	1,592	1,710
Contract assets	1,127	1,102
Inventories, net	840	827
Other current assets	450	357
Current assets held for disposition	—	24
Total current assets	5,521	5,725
Property, plant and equipment, net	957	964
Operating lease assets	534	495
Investments	141	143
Deferred income taxes	1,244	1,062
Goodwill	3,410	3,401
Intangible assets, net	1,232	1,255
Other assets	287	274
Non-current assets held for disposition	—	17
Total assets	$13,326	$13,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$313	$1,313
Accounts payable	822	881
Contract liabilities	1,890	2,037
Accrued liabilities	1,601	1,504
Current liabilities held for disposition	—	1
Total current liabilities	4,626	5,736
Long-term debt	5,994	4,705
Operating lease liabilities	447	407
Other liabilities	1,722	1,741
Non-current liabilities held for disposition	—	8
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 3/30/24—168.3; 12/31/23—167.4
Outstanding shares: 3/30/24—166.8; 12/31/23—166.2
Additional paid-in capital	1,673	1,622
Retained earnings	1,399	1,640
Accumulated other comprehensive loss	(2,553)	(2,540)
Total Motorola Solutions, Inc. stockholders’ equity	521	724
Non-controlling interests	16	15
Total stockholders’ equity	537	739
Total liabilities and stockholders’ equity	$13,326	$13,336
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings (loss)				(39)	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	1.0	(5)
Share repurchase program	(0.1)			(39)
Share-based compensation expenses		56
Dividends declared $0.98 per share				(163)
Balance as of March 30, 2024	168.3	$1,675	$(2,553)	$1,399	$16

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				278	1
Other comprehensive income			48
Issuance of common stock and stock options exercised	0.9	25
Share repurchase program	(0.5)			(140)
Share-based compensation expenses		55
Dividends declared $0.88 per share				(148)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of April 1, 2023	168.9	$1,388	$(2,487)	$1,333	$15
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Operating
Net earnings (loss)	$(38)	$279
Adjustments to reconcile Net earnings (loss) to Net cash provided by (used for) operating activities:
Depreciation and amortization	83	98
Non-cash other charges	3	7
Share-based compensation expenses	56	55
Gain on sales of investments and businesses, net	—	(1)
Loss from the extinguishment of Silver Lake Convertible Debt (Note 5)	585	—
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	113	179
Inventories	(7)	(26)
Other current assets and contract assets	(123)	(40)
Accounts payable, accrued liabilities and contract liabilities	(90)	(536)
Other assets and liabilities	(19)	(5)
Deferred income taxes	(181)	(18)
Net cash provided by (used for) operating activities	382	(8)
Investing
Acquisitions and investments, net	(37)	(4)
Proceeds from sales of investments and businesses, net	36	5
Capital expenditures	(46)	(54)
Net cash used for investing activities	(47)	(53)
Financing
Repayments of debt	(1,593)	—
Net proceeds from issuance of debt	1,288	—
Issuances of common stock	(5)	26
Purchases of common stock	(39)	(140)
Payments of dividends	(163)	(148)
Payments of dividends to non-controlling interests	—	(1)
Net cash used for financing activities	(512)	(263)
Effect of exchange rate changes on total cash and cash equivalents	(16)	21
Net decrease in total cash and cash equivalents	(193)	(303)
Cash and cash equivalents, beginning of period	1,705	1,325
Cash and cash equivalents, end of period	$1,512	$1,022
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$36	$47
Income and withholding taxes, net of refunds	$26	$100
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of March 30, 2024 and for the three months ended March 30, 2024 and April 1, 2023 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The results of operations for the three months ended March 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company manages the business organizationally through two segments: “Products and Systems Integration” and “Software and Services". Within these segments the Company has three principal product lines in which the Company reports net sales: Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control ("Video"), and Command Center.
•LMR Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and professional and commercial radio (PCR)) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
•Video: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence (AI)-powered analytics that help enable visibility and bring attention to what’s important.
•Command Center: Command center solutions and software applications that unify voice, video and data analytics from public safety agencies, enterprises and the community to create a broad informational view to help simplify workflows and improve the accuracy and speed of decisions.
Recent Acquisitions
On February 13, 2024, the Company acquired Silent Sentinel, a provider of specialized, long-range cameras, for $37 million, net of cash acquired. This acquisition complements the Company's portfolio of fixed video cameras, expanding its footprint with government and critical infrastructure customers, and strengthens the Company's position as a global leader in end-to-end video security solutions. The business is part of the Products and System Integration segment.
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
Recent Accounting Pronouncements
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three months ended March 30, 2024 and April 1, 2023, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	March 30, 2024			April 1, 2023
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,082	$611	$1,693	$950	$542	$1,492
International	408	288	696	353	326	679
	$1,490	$899	$2,389	$1,303	$868	$2,171

Major Products and Services:
LMR Communications	$1,255	$567	$1,822	$1,080	$577	$1,657
Video	235	163	398	223	136	359
Command Center	—	169	169	—	155	155
	$1,490	$899	$2,389	$1,303	$868	$2,171

Customer Types:
Direct	$860	$822	$1,682	$723	$795	$1,518
Indirect	630	77	707	580	73	653
	$1,490	$899	$2,389	$1,303	$868	$2,171

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of March 30, 2024 was $9.6 billion. A total of $4.6 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of March 30, 2024, of which $2.8 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $5.0 billion was from Software and Services performance obligations that were not yet satisfied as of March 30, 2024. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.7 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.
On March 13, 2024, the Company received a notice of contract extension (the “Deferred National Shutdown Notice”) from the UK Home Office. The Deferred National Shutdown Notice seeks to extend the “national shutdown target date” of the Airwave service from December 31, 2026 to December 31, 2029, at the rates implemented by a prospective price control on Airwave imposed by the Competition and Markets Authority (the "Charge Control"). In the first quarter of 2024, as a result of the UK Home Office's notice of a contract extension pursuant to their Deferred National Shutdown Notice, the Company recorded additional Software and Services performance obligations of $748 million to reflect the incremental three-years of services.
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
Contract Balances

(In millions)	March 30, 2024	December 31, 2023
Accounts receivable, net	$1,592	$1,710
Contract assets	1,127	1,102
Contract liabilities	1,890	2,037
Non-current contract liabilities	430	424
Revenue recognized during the three months ended March 30, 2024 which was previously included in Contract liabilities as of December 31, 2023 was $508 million, compared to $474 million of revenue recognized during the three months ended April 1, 2023 which was previously included in Contract liabilities as of December 31, 2022. Revenue of $12 million was reversed during the three months ended March 30, 2024 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $10 million of reversals for the three months ended April 1, 2023, primarily driven by changes in the estimates of progress on system contracts.
There were no material expected credit losses recorded on contract assets during each of the three months ended March 30, 2024 and April 1, 2023.
Contract Cost Balances

(In millions)	March 30, 2024	December 31, 2023
Current contract cost assets	$65	$56
Non-current contract cost assets	116	119
Amortization of contract cost assets was $13 million for the three months ended March 30, 2024 and $17 million for the three months ended April 1, 2023.

3.    Leases
Components of Lease Expense

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Lease expense:
Operating lease cost	$35	$34
Short-term lease cost	—	1
Variable cost	11	9
Sublease income	(1)	(2)
Net lease expense from operating leases	$45	$42
Lease Assets and Liabilities

(in millions)	Statement Line Classification	March 30, 2024	December 31, 2023
Right-of-use lease assets	Operating lease assets	$534	$495
Current lease liabilities	Accrued liabilities	$122	$125
Operating lease liabilities	Operating lease liabilities	$447	$407
Other Information Related to Leases

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$38	$52

Right-of-use assets obtained in exchange for lease liabilities	$83	$8
For the three months ended March 30, 2024, the Company recorded $80 million of assets obtained in exchange for lease liabilities due to an assumption that it is reasonably certain that renewal options will be extended on its radio tower site leases operated within the Airwave radio network, consistent with the UK Home Office's notice of contract extension pursuant to their Deferred National Shutdown Notice through December 31, 2029.

	March 30, 2024	December 31, 2023
Weighted average remaining lease terms (years)	6	5
Weighted average discount rate	3.82%	4.34%
Future Lease Payments

March 30, 2024
(in millions)	Operating Leases
Remainder of 2024	$99
2025	132
2026	115
2027	98
2028	76
Thereafter	114
Total lease payments	634
Less: Interest	65
Present value of lease liabilities	$569

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges (income) included in Operating earnings consist of the following:

	Three Months Ended
	March 30, 2024	April 1, 2023
Other charges:
Intangibles amortization (Note 15)	$39	$55
Reorganization of business (Note 14)	7	7
Operating lease asset impairments	3	3
Acquisition-related transaction fees	4	2
Legal settlements	6	—
Fixed asset impairments	—	2
Other	(1)	—
	$58	$69
Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense), consist of the following:

	Three Months Ended
	March 30, 2024	April 1, 2023
Interest income (expense), net:
Interest expense	$(61)	$(63)
Interest income	17	9
	$(44)	$(54)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$32	$25
Loss from the extinguishment of Silver Lake Convertible Debt (Note 5)	(585)	—
Investment impairments	(3)	(6)
Foreign currency gain (loss)	1	(19)
Gain (loss) on derivative instruments (Note 6)	(10)	7
Fair value adjustments to equity investments	(2)	3
Other	2	2
	$(565)	$12

Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share from net earnings (loss) attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	March 30, 2024	April 1, 2023
Basic earnings (loss) per common share:
Earnings (loss)	$(39)	$278
Weighted average common shares outstanding	166.3	167.4
Per share amount	$(0.23)	$1.66
Diluted earnings (loss) per common share:
Earnings (loss)	$(39)	$278
Weighted average common shares outstanding	166.3	167.4
Add effect of dilutive securities:
Share-based awards	—	4.0
Silver Lake Convertible Debt	—	1.2
Diluted weighted average common shares outstanding	166.3	172.6
Per share amount	$(0.23)	$1.61
In the three months ended March 30, 2024, the Company recorded a net loss from continuing operations, which resulted in the presentation of diluted earnings (loss) per common share to be equal to basic earnings (loss) per common share, as any increase to the basic shares would be antidilutive. A total of 5.0 million shares outstanding were excluded from the computation of diluted earnings per common share for three months ended March 30, 2024, because their inclusion would have been antidilutive; these shares included the assumed exercise of 2.7 million options, the assumed vesting of 1.2 million restricted stock units (RSUs), the assumed vesting of 0.2 million related to the Long Range Incentive Plan (LRIP), and 0.9 million shares related to the Silver Lake Convertible Debt (as defined in Note 5, "Debt and Credit Facilities" in this "Part 1 - Financial Information" of this Form 10-Q).
With respect to the Silver Lake Convertible Debt, on February 14, 2024, the Company agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The Company paid the cash consideration during the first quarter of 2024. A total of 0.9 million shares were potentially issuable under the terms of the Silver Lake Convertible Debt based on the Company's option to settle the conversion premium in shares through February 14, 2024. However, as stated above, in the computation of diluted earnings per common share for the three months ended March 30, 2024, the 0.9 million of shares were excluded because their inclusion would have been antidilutive. Refer to Note 5, "Debt and Credit Facilities" in this “Part 1 — Financial Information” of this Form 10-Q for a further discussion of the Silver Lake Convertible Debt.
In the computation of diluted earnings per common share for the three months ended April 1, 2023, the assumed exercise of 0.2 million options, inclusive of 0.1 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 30, 2024	December 31, 2023
Accounts receivable	$1,666	$1,779
Less allowance for credit losses	(74)	(69)
	$1,592	$1,710

Inventories, Net
Inventories, net, consist of the following:

	March 30, 2024	December 31, 2023
Finished goods	$347	$328
Work-in-process and production materials	641	640
	988	968
Less inventory reserves	(148)	(141)
	$840	$827
Other Current Assets
Other current assets consist of the following:

	March 30, 2024	December 31, 2023
Current contract cost assets (Note 2)	$65	$56
Contractor receivables	60	40
Tax-related deposits	35	32
Other	290	229
	$450	$357
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	March 30, 2024	December 31, 2023
Land	$5	$5
Leasehold improvements	433	448
Machinery and equipment	2,428	2,396
	2,866	2,849
Less accumulated depreciation	(1,909)	(1,885)
	$957	$964
During the year ended December 31, 2023, the Company entered into an arrangement to sell its Richmond, British Columbia and Richardson, Texas video manufacturing operations, including the machinery and equipment, inventory, transfer of employees and related facility lease to a contract manufacturer. During the year ended December 31, 2023, the Company presented the assets and liabilities as held for sale in its Consolidated Balance Sheets and recognized an impairment loss of $24 million on the exit of these video manufacturing operations within Other charges in the Consolidated Statements of Operations, as the carrying value of the asset group was below the expected selling price. The transaction closed on February 1, 2024 resulting in a gain on the sale of these video manufacturing operations, which was de minimis.
Depreciation expense for the three months ended March 30, 2024 and April 1, 2023 was $44 million and $43 million, respectively.

Investments
Investments consist of the following:

	March 30, 2024	December 31, 2023
Common stock	$26	$28
Strategic investments	27	28
Company-owned life insurance policies	76	74
Equity method investments	12	13
	$141	$143
Other Assets
 Other assets consist of the following:

	March 30, 2024	December 31, 2023
Defined benefit plan assets	$113	$98
Non-current contract cost assets (Note 2)	116	119
Other	58	57
	$287	$274
Accounts Payable
The Company utilizes a supplier finance program which provides our suppliers the ability to accelerate payment on the Company's invoices beyond the stated payment terms. Under the terms of this program, the Company agrees to pay an intermediary the stated amount of confirmed invoices on the stated maturity dates of the invoices, and the supplier is able to negotiate earlier payment terms with the intermediary. The Company or the intermediary may terminate their agreement at any time upon 60 days' notice. The Company does not provide any forms of guarantees under this arrangement. Supplier participation in the program is solely at the supplier's discretion, and the participating suppliers negotiate their arrangements directly with the intermediary. The Company has no economic interest in a supplier's decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The stated invoice payment terms range from 75 to 120 days from the invoice date and are considered commercially reasonable.
The Company's outstanding amounts related to the suppliers participating in this program was $27 million and $35 million as of March 30, 2024 and December 31, 2023, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 30, 2024	December 31, 2023
Compensation	$365	$407
Tax liabilities	325	231
Dividend payable	163	163
Trade liabilities	141	140
Operating lease liabilities (Note 3)	122	125
Customer reserves	77	89
Other	408	349
	$1,601	$1,504

Other Liabilities
Other liabilities consist of the following:

	March 30, 2024	December 31, 2023
Defined benefit plans (Note 8)	$906	$939
Non-current contract liabilities (Note 2)	430	424
Unrecognized tax benefits (Note 7)	26	26
Deferred income taxes (Note 7)	59	55
Environmental reserve	119	119
Other	182	178
	$1,722	$1,741
Stockholders’ Equity
Share Repurchase Program: During the three months ended March 30, 2024, the Company repurchased approximately 0.1 million shares at an average price of $317.45 per share for an aggregate amount of $39 million, excluding transaction costs and excise tax.
Payment of Dividends: During the three months ended March 30, 2024 and April 1, 2023, the Company paid $163 million and $148 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $163 million in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(482)	$(539)
Other comprehensive income (loss) before reclassification adjustment	(27)	27
Tax benefit	3	9
Other comprehensive income (loss), net of tax	(24)	36
Balance at end of period	$(506)	$(503)
Derivative instruments:
Balance at beginning of period	$(12)	$—
Other comprehensive income before reclassification adjustment	4	—
Other comprehensive income, net of tax	4	—
Balance at end of period	$(8)	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,046)	$(1,996)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	9	15
Reclassification adjustment - Prior service benefits into Other income (Note 8)	—	1
Tax expense	(2)	(4)
Reclassification adjustments into Net earnings, net of tax	7	12
Other comprehensive income, net of tax	7	12
Balance at end of period	$(2,039)	$(1,984)
Total Accumulated other comprehensive loss	$(2,553)	$(2,487)

5.    Debt and Credit Facilities

	March 30, 2024	December 31, 2023
4.0% senior notes due 2024	$313	$313
1.75% senior convertible notes due 2024	—	1,000
6.5% debentures due 2025	70	70
7.5% debentures due 2025	252	252
4.6% senior notes due 2028	695	695
6.5% debentures due 2028	25	25
5.0% senior notes due 2029	396	—
4.6% senior notes due 2029	802	802
2.3% senior notes due 2030	894	894
2.75% senior notes due 2031	845	845
5.6% senior notes due 2032	596	595
5.4% senior noted due 2034	892	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
	6,308	6,019
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(313)	(1,313)
Long-term debt	$5,994	$4,705
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which were scheduled to mature in September 2024 (the "Silver Lake Convertible Debt"), which became fully convertible on September 5, 2021. On February 14, 2024, the Company agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The Company paid the cash consideration during the first quarter of 2024. The repurchase of the Silver Lake Convertible Debt was accounted for as an extinguishment of debt, as the repurchase was negotiated under economically favorable terms outside of the original contractual conversion rate. A loss on the extinguishment of $585 million was recorded, representing the excess of amounts repurchased over the carrying value of debt of $593 million, offset by accrued interest of $8 million. The loss on the extinguishment of debt was recorded within Other Income (Expense) in the Condensed Consolidated Statements of Operations during the three months ended March 30, 2024.
On March 25, 2024, the Company issued $400 million of 5.0% senior notes due 2029 and $900 million of 5.4% senior notes due 2034. The Company recognized net proceeds of $1.3 billion after debt issuance costs and discounts. A portion of proceeds from the issuance of these notes was used to repurchase the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt.
As of March 30, 2024, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 30, 2024.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of March 30, 2024 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion and $1.3 billion for periods ended March 30, 2024 and December 31, 2023, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 30, 2024, and the corresponding positions as of December 31, 2023:

	Notional Amount
Net Buy (Sell) by Currency	March 30, 2024	December 31, 2023
Euro	$248	$322
British pound	147	252
Australian dollar	(105)	(140)
Chinese renminbi	(65)	(66)
Brazilian real	(27)	(34)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 30, 2024, all of the counterparties had investment grade credit ratings. As of March 30, 2024, the Company had $1 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of March 30, 2024 and December 31, 2023:

	Fair Values of Derivative Instruments
March 30, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	2
Equity swap contracts	—	—
Total derivatives	$1	$2

	Fair Values of Derivative Instruments
December 31, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$3
Treasury rate lock	—	12
Derivatives not designated as hedging instruments:
Foreign exchange contracts	12	1
Equity swap contracts	1	—
Total derivatives	$14	$16

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended March 30, 2024 and April 1, 2023:

	Financial Statement Location	Three Months Ended
		March 30, 2024	April 1, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$4	$(2)
Forward points recognized	Other income (expense)	1	1
Treasury rate lock	Accumulated other comprehensive income (loss)	4	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(10)	$7
Equity swap contracts	Selling, general and administrative expenses	1	—
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of March 30, 2024, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £60 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the forward points recognized will be amortized on a straight line basis and recognized through interest expense within Other income (expense) in the Condensed Consolidated Statement of Operations.
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of March 30, 2024 was $15 million.
Treasury Rate Lock
In 2023, the Company entered into treasury rate agreements which locked in the interest rate for $200 million in future debt issuances. The treasury rate lock agreements were designated and qualified as a cash flow hedges. During the three months ended March 30, 2024, the Company issued $900 million of 5.4% senior notes due 2034. The treasury rate lock agreements were terminated upon the issuance of the 2034 notes for a net settlement loss of $8 million. The accumulated loss recorded in Accumulated Other Comprehensive Income (AOCI) will be reclassified to interest expense on a straight-line basis over the 10-year term of such senior notes.

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
The following table provides details of income taxes:

	Three Months Ended
	March 30, 2024	April 1, 2023
Earnings (loss) before income taxes	$(90)	$358
Income tax expense (benefit)	(52)	79
Effective tax rate	58%	22%
The effective tax rate for the three months ended March 30, 2024 of 58% was higher than the U.S. federal statutory tax rate of 21% primarily due to the non tax deductible loss on the extinguishment of the Silver Lake Convertible Debt and state tax expense, offset by the tax benefit recognized upon the Company's decision to implement a business initiative which allows for additional utilization of foreign tax credit carryforwards and a higher federal derived intangible income deduction on our 2023 U.S. tax return, and excess tax benefits of share-based compensation.
The effective tax rate for the three months ended April 1, 2023 of 22% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended March 30, 2024 of 58% was higher than the effective tax rate for the three months ended April 1, 2023 of 22%, primarily due to the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in 2024, offset by the tax benefit recognized due to the Company's ability to utilize additional foreign tax credit carryforwards and a higher federal derived intangible income deduction on its 2023 U.S. tax return as a result of the Company's decision to implement a business initiative in 2024.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	47	47	14	2	1	1
Expected return on plan assets	(74)	(73)	(26)	(15)	(3)	(3)
Amortization of:
Unrecognized net loss	6	5	2	9	1	1
Unrecognized prior service cost (benefit)	—	—	(1)	—	1	1
Net periodic pension benefits	$(21)	$(21)	$(11)	$(4)	$—	$—

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Share-based compensation expense included in:
Costs of sales	$11	$10
Selling, general and administrative expenses	30	30
Research and development expenditures	15	15
Share-based compensation expense included in Operating earnings	56	55
Tax benefit	(11)	(11)
Share-based compensation expense, net of tax	$45	$44
Decrease in basic earnings per share	$(0.27)	$(0.26)
Decrease in diluted earnings per share	$(0.27)	$(0.25)
During the three months ended March 30, 2024, the Company granted 0.5 million RSUs, 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $163 million, $25 million and $14 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $7 million and $14 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 30, 2024 and December 31, 2023 were as follows:

March 30, 2024	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$1	$1
Equity swap contracts	—	—	—
Common stock	26	—	26
Liabilities:
Foreign exchange derivative contracts	$—	$2	$2

December 31, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$13	$13
Equity swap contracts	1	—	1
Common stock	28	—	28
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4
Treasury rate lock	—	12	12
The Company had no foreign exchange derivative contracts, equity swap contracts or common stock investments in Level 3 holdings as of March 30, 2024 or December 31, 2023.
At March 30, 2024 and December 31, 2023, the Company had $918 million and $863 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of March 30, 2024 was $6.0 billion. The fair value of long-term debt at December 31, 2023 was $6.4 billion, of which the Silver Lake Convertible Debt was $1.6 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
Accounts receivable sales proceeds	—	—
Long-term receivables sales proceeds	10	32
Total proceeds from receivable sales	$10	$32
At March 30, 2024, the Company had retained servicing obligations for $777 million of long-term receivables, compared to $813 million at December 31, 2023. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $67 million at March 30, 2024, compared to $103 million at December 31, 2023.

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
On December 17, 2020, the Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the Court's previous July 5, 2022 royalty order, which the Court denied on July 11, 2023. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. On August 26, 2023, the Court granted the Company's contempt motion. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow. In addition to the September 1, 2023 payment of $56 million, Hytera has made de minimis regular quarterly royalty payments into the third-party escrow from October 2022 through April 2024. The aggregate amount paid into escrow will not be recognized until all contingencies are resolved and such amount is released from escrow.
Following the February 14, 2020 verdict and judgment in the Company's favor, Hytera subsequently filed several notices to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), including a notice of appeal filed on August 2, 2022, which appealed the orders related to the jury's verdict as well as the Court's royalty order. The Company filed its cross-appeal on August 5, 2022. The Court of Appeals heard oral arguments on the parties' appeals on December 5, 2023.
In the first quarter of 2024, the parties have been engaged in competing litigation in the Court and a court in Shenzhen, China (originally filed by Hytera in June 2022 and not served upon the Company until November 2023) related to the possible continued use by Hytera of the Company’s trade secrets in Hytera’s currently shipping products. In March 2024, the Court ordered Hytera to take affirmative steps to withdraw its competing litigation. Hytera did not comply with the Court's order and, accordingly, the Court issued an order against Hytera for contempt sanctions on April 2, 2024, which included a worldwide sales injunction of all Hytera radio products. On April 16, 2024, the Court of Appeals granted Hytera's motion for an emergency stay of the contempt sanctions, to allow the Court of Appeals to review the lower Court's various orders related to the contempt sanctions.

13.    Segment Information
Net Sales by Segment

	Three Months Ended
	March 30, 2024	April 1, 2023
Products and Systems Integration	$1,490	$1,303
Software and Services	899	868
	$2,389	$2,171
Operating Earnings by Segment

	Three Months Ended
	March 30, 2024	April 1, 2023
Products and Systems Integration	$310	$176
Software and Services	209	223
Operating earnings	519	399
Total other expense	(609)	(41)
Earnings (loss) before income taxes	$(90)	$358

14.    Reorganization of Business
2024 Charges
During the three months ended March 30, 2024, the Company recorded net reorganization of business charges of $10 million, including $7 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $10 million were charges of $12 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

March 30, 2024	Three Months Ended
Products and Systems Integration	$8
Software and Services	2
$10
Reorganization of Businesses Accruals

	January 1, 2024	Additional Charges	Adjustments	Amount Used	March 30, 2024
Employee separation costs	$23	$12	$(2)	$(9)	$24
Exit costs	5	—	—	—	5
	$28	$12	$(2)	$(9)	$29
Exit Costs
At January 1, 2024, the Company had an accrual of $5 million for exit costs, related to the Company's exit of the Emergency Service Network contract with the UK Home Office. The $5 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at March 30, 2024, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2024, the Company had an accrual of $23 million for employee separation costs. The 2024 additional charges of $12 million represent severance costs for approximately 170 employees. The adjustment of $2 million reflects reversals for accruals no longer needed. The $9 million used reflects cash payments to severed employees. The remaining accrual of $24 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at March 30, 2024, is expected to be paid, primarily within one year, to approximately 630 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.

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
$13

15.    Intangible Assets and Goodwill
On February 13, 2024, the Company acquired Silent Sentinel, a provider of specialized, long-range cameras, for $37 million, net of cash acquired. This acquisition complements the Company's portfolio of fixed video cameras, expanding its footprint with government and critical infrastructure customers, and strengthens the Company's position as a global leader in end-to-end video security solutions. The Company recognized $17 million of goodwill, $19 million of identifiable intangible assets and $1 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $6 million of customer relationships and $12 million of developed technology and will be amortized over a period of two, fifteen and nine years, respectively. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net assets and goodwill may be subject to change.
On December 15, 2023, the Company acquired IPVideo Corporation ("IPVideo"), the creator of the HALO Smart Sensor, for $170 million, net of cash acquired. The transaction also includes the potential for the Company to make contingent earn-out payments of up to $15 million based on IPVideo's achievement of certain financial targets from January 1, 2024 through December 31, 2024. As of the acquisition date, the Company estimated the fair value of the contingent earn-out to be $2 million, which is included in the purchase price. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of one year. The HALO Smart Sensor is a multifunctional safety and security device with built-in vape detection and air quality monitoring, gunshot detection, abnormal noise and motion detection and emergency keyword detection. This acquisition adds sensor technology to the Company's physical security portfolio. The Company recognized $106 million of goodwill, $72 million of identifiable intangible assets and $8 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $8 million of trade names, $6 million of customer relationships and $58 million of developed technology and will be amortized over a period of eight, twelve and fifteen years, respectively. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,167	$467	$1,156	$447
Customer-related	1,556	1,059	1,566	1,055
Other intangibles	107	72	107	72
	$2,830	$1,598	$2,829	$1,574
Amortization expense on intangible assets was $39 million for the three months ended March 30, 2024. Amortization expense on intangible assets was $55 million for the three months ended April 1, 2023. As of March 30, 2024, annual amortization expense is estimated to be $146 million in 2024, $133 million in 2025, $125 million in 2026, $114 million in 2027, $114 million in 2028 and $102 million in 2029.

Amortized intangible assets were comprised of the following by segment:

	March 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$1,004	$355	$985	$337
Software and Services	1,826	1,243	1,844	1,237
	$2,830	$1,598	$2,829	$1,574
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2024 to March 30, 2024:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2024	$1,568	$1,833	$3,401
Goodwill acquired	17	—	17
Purchase accounting adjustments	(3)	—	(3)
Foreign currency	(1)	(4)	(5)
Balance as of March 30, 2024	$1,581	$1,829	$3,410

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three months ended March 30, 2024 and April 1, 2023, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the United Kingdom's Competition and Markets Authority's legal order regarding Airwave (including our actions in response); (b) the impact of our proceedings in the UK High Court regarding the notice of contract extension from the UK Home Office relating to Airwave; (c) the impact of acquisitions on our business; (d) the return of capital to shareholders through dividends and/or repurchasing shares; (e) the impact and success of our business strategy and portfolio; (f) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (g) expected payments of exit costs related to our exit of the Emergency Services Network ("ESN") contract with the UK Home Office; (h) our ability and cost to repatriate funds; (i) the liquidity of our investments; (j) our ability and cost to access the capital markets; (k) our ability to borrow and the amount available under our credit facilities; (l) adequacy of internal resources to generate an adequate amount of cash to meet expected working capital, capital expenditure and cash requirements; (m) future cash flows generated from operations, and future uses of such cash; and (n) the impact of the adoption of accounting pronouncements on our financial results; (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; (b) the impact of interest rate risk; and (c) future hedging activity and expectations of the Company; and (3) “Legal Proceedings,” about the ultimate disposition of legal matters and timing. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
The Company manages the business organizationally through two segments: “Products and Systems Integration” and “Software and Services." Within these segments the Company has three principal product lines in which the Company reports net sales: Land Mobile Radio Communications (“LMR” or “LMR Communications”), Video Security and Access Control ("Video") and Command Center.
•LMR Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and professional and commercial radio (PCR)) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency.
•Video: Cameras (fixed, body-worn, in-vehicle), access control, infrastructure, video management, software and artificial intelligence (AI)-powered analytics that help enable visibility “on scene” and bring attention to what’s important.
•Command Center: Command center solutions and software applications that unify voice, video, data and analytics from public safety agencies, enterprises and the community to create a broad informational view to help simplify workflows and improve the accuracy and speed of decisions.
First Quarter Financial Results
•Net sales were $2.4 billion in the first quarter of 2024 compared to $2.2 billion in the first quarter of 2023.
•Operating earnings were $519 million in the first quarter of 2024 compared to $399 million in the first quarter of 2023.
•Net loss attributable to Motorola Solutions, Inc. was $39 million, or $(0.23) per diluted common share, in the first quarter of 2024, compared to net earnings of $278 million, or $1.61 per diluted common share, in the first quarter of 2023.
•Operating cash flow increased $390 million to $382 million in the first quarter of 2024 compared to $8 million used in the first quarter of 2023.
•We repurchased $39 million of common stock and paid $163 million in dividends in the first quarter of 2024. Additionally, we extinguished the $1.0 billion of 1.75% senior convertible notes issued to Silver Lake Partners and scheduled to mature in September 2024 (the "Silver Lake Convertible Debt") for $1.59 billion in cash, inclusive of the conversion premium.

Recent Events
UK Home Office Update
In October 2021, the Competition and Markets Authority ("CMA") opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to emergency services and other agencies in Great Britain.
In 2023, the CMA imposed a legal order on Airwave which implemented a prospective price control on Airwave (the "Charge Control"). After the Competition Appeal Tribunal ("CAT") dismissed our appeal of the CMA's final decision on December 22, 2023, we filed an application with the United Kingdom Court of Appeal on February 13, 2024, requesting that it hear our appeal of the CAT judgment; the Court of Appeal has not yet responded to this request. Since August 1, 2023, revenue under the Airwave contract has been recognized in accordance with the Charge Control, and will continue to be unless the United Kingdom Court of Appeal were to reverse the CAT's judgment and overturn the Charge Control.
On March 13, 2024, we received a notice of contract extension (the “Deferred National Shutdown Notice”) from the UK Home Office. The Deferred National Shutdown Notice extends the “national shutdown target date” of the Airwave service from December 31, 2026 to December 31, 2029, at the Charge Control rates.
Our backlog for Airwave services contracted with the UK Home Office through December 31, 2026 was previously reduced by $777 million to align with the Charge Control. In the first quarter of 2024, as a result of the UK Home Office's notice of a contract extension pursuant to their Deferred National Shutdown Notice, we have recorded additional backlog of $748 million to reflect the incremental three years of services. On April 11, 2024, we filed proceedings in the UK High Court challenging the decision of the UK Home Office to issue the Deferred National Shutdown Notice as being in breach of applicable UK procurement and public law. The backlog related to the incremental years of service contemplated in the Deferred National Shutdown Notice could change depending on the outcome of the proceedings.
Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Video Security and Access Control	Products and Systems Integration	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024
Video Security and Access Control	Products and Systems Integration	IPVideo Corporation	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 30, 2024	% of Sales*	April 1, 2023	% of Sales*
Net sales from products	$1,405		$1,224
Net sales from services	984		947
Net sales	2,389		2,171
Costs of products sales	600	42.7%	576	47.1%
Costs of services sales	597	60.7%	549	58.0%
Costs of sales	1,197		1,125
Gross margin	1,192	49.9%	1,046	48.2%
Selling, general and administrative expenses	397	16.6%	368	17.0%
Research and development expenditures	218	9.1%	210	9.7%
Other charges	58	2.4%	69	3.2%
Operating earnings	519	21.7%	399	18.4%
Other income (expense):
Interest expense, net	(44)	(1.8)%	(54)	(2.5)%
Gains on sales of investments and businesses, net	—	—%	1	—%
Other, net	(565)	(23.7)%	12	0.6%
Total other expense	(609)	(25.5)%	(41)	(1.9)%
Earnings (loss) from continuing operations before income taxes	(90)	(3.8)%	358	16.5%
Income tax expense (benefit)	(52)	(2.2)%	79	3.6%
Net earnings (loss)	(38)	(1.6)%	279	12.9%
Less: Earnings attributable to non-controlling interests	1	—%	1	—%
Net earnings (loss) attributable to Motorola Solutions, Inc.	$(39)	(1.6)%	$278	12.8%
Earnings (loss) per diluted common share	$(0.23)		$1.61
* Percentages may not add due to rounding

Results of Operations—Three months ended March 30, 2024 compared to three months ended April 1, 2023
The results of operations for the first quarter of 2024 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	March 30, 2024			April 1, 2023
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,082	$611	$1,693	$950	$542	$1,492
International	408	288	696	353	326	679
	$1,490	$899	$2,389	$1,303	$868	$2,171
Net sales by major products and services:
LMR Communications	$1,255	$567	$1,822	$1,080	$577	$1,657
Video	235	163	398	223	136	359
Command Center	—	169	169	—	155	155
Total	$1,490	$899	$2,389	$1,303	$868	$2,171

Operating earnings	$310	$209	$519	$176	$223	$399
Operating margins	20.8%	23.2%	21.7%	13.5%	25.7%	18.4%
Net Sales
The Products and Systems Integration segment’s net sales represented 62% of our net sales in the first quarter of 2024 and 60% in the first quarter of 2023. The Software and Services segment’s net sales represented 38% of our net sales in the first quarter of 2024 and 40% in the first quarter of 2023.
Net sales increased $218 million, or 10%, in the first quarter of 2024 compared to the first quarter of 2023. The $187 million, or 14%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 14% in the North America region and an increase of 16% in the International region. The $31 million, or 4%, increase in net sales within the Software and Services segment was driven by an increase of 13% in the North America region and partially offset by a decrease of 12% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $10 million of revenue from acquisitions, driven by an increase in LMR and Video;
•an increase in the Software and Services segment, driven by an increase in Video and Command Center, partially offset by a decrease LMR services; and
•inclusive of $1 million from favorable currency rates.
Regional results include:
•a 13% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 3% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in Video and LMR, partially offset by the revenue reduction on Airwave services in accordance with the Charge Control.

Products and Systems Integration
The 14% increase in the Products and Systems Integration segment was driven by the following:
•$175 million, or 16% growth in LMR, driven by the North America and International regions; and
•$12 million, or 5% growth in Video, inclusive of revenue from acquisitions, driven by the International and North America regions.
Software and Services
The 4% increase in the Software and Services segment was driven by the following:
•$27 million, or 20% growth in Video, driven by the North America and International regions;
•$14 million, or 9% growth in Command Center, driven by the North America region, partially offset by the International region; partially offset by
•$10 million, or 2% decrease in LMR, driven by the International region and the revenue reduction on Airwave services in accordance with the Charge Control, partially offset by the North America region; and
•inclusive of $1 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023	% Change
Gross margin	$1,192	$1,046	14%
Gross margin was 49.9% of net sales in the first quarter of 2024 compared to 48.2% in the first quarter of 2023. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and favorable mix; partially offset by
•lower gross margin as a percentage of net sales in the Software and Services segment, primarily driven by the revenue reduction on Airwave services in accordance with the Charge Control and partially offset by higher sales.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023	% Change
Selling, general and administrative expenses	$397	$368	8%
SG&A expenses increased 8% in the first quarter of 2024 compared to the first quarter of 2023. The increase in SG&A expenses was primarily due to higher employee incentive costs and higher expenses associated with acquired businesses. SG&A expenses were 16.6% of net sales in the first quarter of 2024 compared to 17.0% of net sales in the first quarter of 2023.
Research and Development Expenditures

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023	% Change
Research and development expenditures	$218	$210	4%
R&D expenditures increased 4% in the first quarter of 2024 compared to the first quarter of 2023 primarily due to higher employee incentive costs and higher expenses associated with acquired businesses. R&D expenditures were 9.1% of net sales in the first quarter of 2024 compared to 9.7% of net sales in the first quarter of 2023.

Other Charges

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Other charges	$58	$69
Other charges decreased by $11 million in the first quarter of 2024 compared to the first quarter of 2023. The change was driven primarily by the following:
•$39 million of intangible asset amortization expense in the first quarter of 2024 compared to $55 million of intangible asset amortization expense in the first quarter of 2023; partially offset by
•$6 million of legal settlement charges in the first quarter of 2024 that did not occur in the first quarter 2023.
Operating Earnings

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Operating earnings from Products and Systems Integration	$310	$176
Operating earnings from Software and Services	209	223
Operating earnings	$519	$399
Operating earnings increased $120 million, or 30%, in the first quarter of 2024 compared to the first quarter of 2023. The increase in Operating earnings was due to:
•$134 million increase in the Products and Systems Integration segment, primarily driven by higher sales and favorable change in year-over-year mix, partially offset by higher employee incentive costs and higher expenses associated with acquired businesses; partially offset by
•$14 million decrease in the Software and Services segment, primarily driven by lower revenue as a result of the revenue reduction on Airwave services in accordance with the Charge Control and higher employee incentive costs, partially offset by higher sales and a reduction in intangible amortization expenses.
Interest Expense, net

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Interest expense, net	$(44)	$(54)
The $10 million decrease in Interest expense, net in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by higher interest income earned on cash.
Other, net

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Other, net	$(565)	$12
The $577 million decrease in Other, net in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by:
•$585 million loss from the extinguishment of Silver Lake Convertible Debt in the first quarter of 2024;
•$10 million loss on derivatives in the first quarter of 2024 compared to a $7 million gain on derivatives in the first quarter of 2023; and
•$2 million loss on fair value adjustments to equity investments in the first quarter of 2024 compared to a $3 million gain on fair value adjustments to equity investments in the first quarter of 2023; partially offset by
•$1 million of foreign currency gains in the first quarter of 2024 compared to $19 million of foreign currency losses in the first quarter of 2023;
•$32 million of net periodic pension and postretirement benefit in the first quarter of 2024 compared to $25 million of net periodic pension and postretirement benefit in the first quarter of 2023; and
•$3 million loss on investment impairments in the first quarter of 2024 compared to a $6 million loss on investment impairments in the first quarter of 2023.

Effective Tax Rate

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Income tax expense (benefit)	$(52)	$79
Income tax expense decreased by $131 million in the first quarter of 2024 compared to the first quarter of 2023, resulting in an effective tax rate of 58%. Our effective tax rate for the three months ended March 30, 2024 of 58% was higher than the effective tax rate for the three months ended April 1, 2023 of 22%, primarily due to the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt in 2024, offset by the tax benefit recognized due to our ability to utilize additional foreign tax credit carryforwards and a higher federal derived intangible income deduction on our 2023 U.S. tax return as a result of our decision to implement a business initiative in 2024.

Reorganization of Business
During the first quarter of 2024, we recorded net reorganization of business charges of $10 million, including $7 million of charges recorded within Other charges and $3 million of charges recorded in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $10 million were charges of $12 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals no longer needed.
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
The following table displays the net charges incurred by segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
Products and Systems Integration	$8	$11
Software and Services	2	2
	$10	$13
Cash payments for employee severance in connection with the reorganization of business plans were $9 million in the first quarter of 2024 and $10 million in the first quarter of 2023. The reorganization of business accrual at March 30, 2024 was $24 million related to employee separation costs that are expected to be paid within one year.

At January 1, 2024, we had an accrual of $5 million for exit costs related to our exit of the ESN contract with the UK Home Office. The $5 million of exit costs are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets at March 30, 2024, and are expected to be paid within one year.

Liquidity and Capital Resources

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows provided by (used for):
Operating activities	$382	$(8)
Investing activities	(47)	(53)
Financing activities	(512)	(263)
Effect of exchange rates on cash and cash equivalents	(16)	21
Increase (decrease) in cash and cash equivalents	$(193)	$(303)
Cash and Cash Equivalents
At March 30, 2024, $1.2 billion of the $1.5 billion cash and cash equivalents balance was held in the U.S. and $317 million was held in other countries.

Operating Activities
The increase in cash flows provided by operating activities from the first quarter of 2023 to the first quarter of 2024 was driven primarily by higher earnings, net of cash adjustments, improved working capital and lower income taxes due to a one time payment in the first quarter of 2023 of $70 million which did not recur in 2024.
Investing Activities
The decrease in cash flows used for investing activities in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to proceeds from the sale of our Richmond, British Columbia and Richardson, Texas video manufacturing operations and lower capital expenditures, offset by an increase in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$1.59 billion increase in repayments of debt driven by the repurchase of the Silver Lake Convertible Debt in the first quarter of 2024;
•$31 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first quarter of 2024 compared to the first quarter of 2023; and
•$15 million increase in the payment of dividends in the first quarter of 2024 compared to the first quarter of 2023; partially offset by
•$1.3 billion increase in net proceeds in the first quarter of 2024 driven the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034; and
•$101 million decrease in share repurchases in the first quarter of 2024 compared to the first quarter of 2023.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
Accounts receivable sales proceeds	—	—
Long-term receivables sales proceeds	10	32
Total proceeds from receivable sales	$10	$32
Debt
We had outstanding debt of $6.3 billion at March 30, 2024, of which $313 million of our 4.0% senior notes due 2024 was current. We had outstanding debt of $6.0 billion at December 31, 2023, of which $1.3 billion was current.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue the Silver Lake Convertible Debt, which became fully convertible on September 5, 2021. On February 14, 2024, we agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The cash consideration was paid during the first quarter of 2024. The repurchase of the Silver Lake Convertible Debt was accounted for as an extinguishment of debt, as the repurchase was negotiated under economically favorable terms outside of the original contractual conversion rate. A loss on the extinguishment of $585 million was recorded, representing the excess of amounts repurchased over the carrying value of debt of $593 million, offset by accrued interest of $8 million. The loss on the extinguishment of debt was recorded within Other Income (Expense) in the Condensed Consolidated Statements of Operations during the three months ended March 30, 2024.
On March 25, 2024, we issued $400 million of 5.0% senior notes due 2029 and $900 million of 5.4% senior notes due 2034. We recognized net proceeds of $1.3 billion after debt issuance costs and discounts. A portion of proceeds from the issuance was used to repurchase the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt.
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 30, 2024.

We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of March 30, 2024 we had no outstanding debt under the commercial paper program.
We have investment grade ratings on our senior unsecured long-term debt. During the first quarter of 2024, S&P Global Ratings and Fitch Ratings upgraded our credit rating to BBB from BBB-. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three months ended March 30, 2024, we repurchased approximately 0.1 million shares at an average price of $317.45 per share for an aggregate amount of $39 million, excluding transaction costs and excise tax. As of March 30, 2024, we had used approximately $15.6 billion of the share repurchase authority to repurchase shares, leaving $2.4 billion of authority available for future repurchases.
Dividends
During the first quarter of 2024 we paid $163 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $163 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $67 million at March 30, 2024, compared to $103 million at December 31, 2023.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the three months ended March 30, 2024. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/28/2023 to 1/24/2024	86,516	$312.94	86,516	$2,454,384,729
1/25/2024 to 2/21/2024	24,930	$320.89	24,930	$2,446,385,014
2/22/2024 to 3/26/2024	11,795	$343.19	11,795	$2,442,337,130
Total	123,241	$317.45	123,241
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended March 30, 2024.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of March 30, 2024, the Company had used approximately $15.6 billion, including transaction costs, to repurchase shares, leaving $2.4 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended March 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit
*10.1	2024-2026 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 21, 2024.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
**	Furnished herewith

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2024 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ KATHERINE MAHER
Katherine Maher Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer & Duly Authorized Officer)
May 2, 2024