Form 10-Q
period 2024-06-29
Motorola Solutions, Inc.
filed 2024-08-01
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of July 26, 2024 was 166,840,999.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales from products	$1,563	$1,349	$2,968	$2,573
Net sales from services	1,065	1,054	2,049	2,001
Net sales	2,628	2,403	5,017	4,574
Costs of products sales	653	636	1,252	1,209
Costs of services sales	636	578	1,234	1,130
Costs of sales	1,289	1,214	2,486	2,339
Gross margin	1,339	1,189	2,531	2,235
Selling, general and administrative expenses	430	390	827	757
Research and development expenditures	220	215	437	426
Other charges	45	66	104	135
Operating earnings	644	518	1,163	917
Other income (expense):
Interest expense, net	(69)	(57)	(113)	(111)
Gain on sales of investments and businesses, net	—	—	—	1
Other, net	5	26	(560)	39
Total other expense	(64)	(31)	(673)	(71)
Net earnings before income taxes	580	487	490	846
Income tax expense	135	114	83	194
Net earnings	445	373	407	652
Less: Earnings attributable to non-controlling interests	2	2	3	3
Net earnings attributable to Motorola Solutions, Inc.	$443	$371	$404	$649
Earnings per common share:
Basic	$2.65	$2.21	$2.43	$3.88
Diluted	$2.60	$2.15	$2.37	$3.76
Weighted average common shares outstanding:
Basic	166.9	167.5	166.5	167.4
Diluted	170.3	172.6	170.3	172.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings	$445	$373	$407	$652
Foreign currency translation adjustments	(3)	27	(27)	63
Derivative instruments	—	—	4	—
Defined benefit plans	7	13	14	25
Total other comprehensive income (loss), net of tax	4	40	(9)	88
Comprehensive income	449	413	398	740
Less: Earnings attributable to non-controlling interests	2	2	3	3
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$447	$411	$395	$737
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	June 29, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,381	$1,705
Accounts receivable, net	1,762	1,710
Contract assets	1,210	1,102
Inventories, net	803	827
Other current assets	415	357
Current assets held for disposition	—	24
Total current assets	5,571	5,725
Property, plant and equipment, net	987	964
Operating lease assets	527	495
Investments	127	143
Deferred income taxes	1,225	1,062
Goodwill	3,400	3,401
Intangible assets, net	1,208	1,255
Other assets	300	274
Non-current assets held for disposition	—	17
Total assets	$13,345	$13,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$565	$1,313
Accounts payable	861	881
Contract liabilities	1,852	2,037
Accrued liabilities	1,366	1,504
Current liabilities held for disposition	—	1
Total current liabilities	4,644	5,736
Long-term debt	5,743	4,705
Operating lease liabilities	421	407
Other liabilities	1,720	1,741
Non-current liabilities held for disposition	—	8
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 6/29/24—168.2; 12/31/23—167.4
Outstanding shares: 6/29/24—166.8; 12/31/23—166.2
Additional paid-in capital	1,742	1,622
Retained earnings	1,607	1,640
Accumulated other comprehensive loss	(2,549)	(2,540)
Total Motorola Solutions, Inc. stockholders’ equity	802	724
Non-controlling interests	15	15
Total stockholders’ equity	817	739
Total liabilities and stockholders’ equity	$13,345	$13,336
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings (loss)				(39)	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	1.0	(5)
Share repurchase program	(0.1)			(39)
Share-based compensation expenses		56
Dividends declared $0.98 per share				(163)
Balance as of March 30, 2024	168.3	$1,675	$(2,553)	$1,399	$16
Net earnings				443	2
Other comprehensive income			4
Issuance of common stock and stock options exercised	0.1	6
Share repurchase program	(0.2)			(71)
Share-based compensation expenses		63
Dividends declared $0.98 per share				(164)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of June 29, 2024	168.2	$1,744	$(2,549)	$1,607	$15

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				278	1
Other comprehensive income			48
Issuance of common stock and stock options exercised	0.9	25
Share repurchase program	(0.5)			(140)
Share-based compensation expenses		55
Dividends declared $0.88 per share				(148)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of April 1, 2023	168.9	$1,388	$(2,487)	$1,333	$15
Net earnings				371	2
Other comprehensive income			40
Issuance of common stock and stock options exercised	0.2	10
Share repurchase program	(0.8)			(224)
Share-based compensation expenses		53
Dividends declared $0.88 per share				(147)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of July 1, 2023	168.3	$1,451	$(2,447)	$1,333	$14
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating
Net earnings	$407	$652
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	166	185
Non-cash other charges (income)	15	(4)
Share-based compensation expenses	119	108
Gain on sales of investments and businesses, net	—	(1)
Loss from the extinguishment of Silver Lake Convertible Debt (Note 5)	585	—
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(57)	10
Inventories	29	36
Other current assets and contract assets	(183)	(29)
Accounts payable, accrued liabilities and contract liabilities	(331)	(751)
Other assets and liabilities	(18)	(1)
Deferred income taxes	(170)	(120)
Net cash provided by operating activities	562	85
Investing
Acquisitions and investments, net	(42)	(10)
Proceeds from sales of investments and businesses, net	38	6
Capital expenditures	(114)	(107)
Net cash used for investing activities	(118)	(111)
Financing
Repayments of debt	(1,593)	(1)
Net proceeds from issuance of debt	1,288	—
Issuances of common stock	1	36
Purchases of common stock	(110)	(364)
Payments of dividends	(326)	(296)
Payments of dividends to non-controlling interests	(3)	(4)
Net cash used for financing activities	(743)	(629)
Effect of exchange rate changes on total cash and cash equivalents	(25)	40
Net decrease in total cash and cash equivalents	(324)	(615)
Cash and cash equivalents, beginning of period	1,705	1,325
Cash and cash equivalents, end of period	$1,381	$710
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$107	$117
Income and withholding taxes, net of refunds	$350	$405
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of June 29, 2024 and for the three and six months ended June 29, 2024 and July 1, 2023 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The results of operations for the three and six months ended June 29, 2024 are not necessarily indicative of the operating results to be expected for the full year.
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
Recent Acquisitions
Subsequent to the quarter end, on July 1, 2024, the Company acquired Noggin, a global provider of critical event management ("CEM") software for $91 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $19 million to certain key employees that will be expensed over a service period of three years. This acquisition enhances the Company's portfolio by adding operational resilience and CEM capabilities, which help enterprises and critical infrastructure anticipate, prepare for and efficiently respond to incidents. The business is part of the Software and Services segment.
Subsequent to the quarter end, on July 1, 2024, the Company acquired a company that provides vehicle location and management solutions for $132 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of three years. The acquisition expands the Company's video solutions within the Software and Services segment.
On February 13, 2024, the Company acquired Silent Sentinel, a provider of specialized, long-range cameras, for $37 million, net of cash acquired. This acquisition complements the Company's portfolio of fixed video cameras, expanding its footprint with government and critical infrastructure customers and strengthens the Company's position as a global leader in end-to-end video security solutions. The business is part of the Products and System Integration segment.
On December 15, 2023, the Company acquired IPVideo, the creator of the HALO Smart Sensor, for $170 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of one year. The HALO Smart Sensor is a multifunctional safety and security device with built-in vape detection and air quality monitoring, gunshot detection, abnormal noise and motion detection and emergency keyword detection. This acquisition adds sensor technology to the Company's physical security portfolio. The business is part of the Products and Systems Integration segment.

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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and six months ended June 29, 2024 and July 1, 2023, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	June 29, 2024			July 1, 2023
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,245	$672	$1,917	$1,025	$616	$1,641
International	413	298	711	412	350	762
	$1,658	$970	$2,628	$1,437	$966	$2,403

Major Products and Services:
LMR Communications	$1,363	$578	$1,941	$1,150	$626	$1,776
Video	295	181	476	287	146	433
Command Center	—	211	211	—	194	194
	$1,658	$970	$2,628	$1,437	$966	$2,403

Customer Types:
Direct	$1,000	$880	1,880	$796	$875	$1,671
Indirect	658	90	748	641	91	732
	$1,658	$970	2,628	$1,437	$966	$2,403

	Six Months Ended
	June 29, 2024			July 1, 2023
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$2,328	$1,282	$3,610	$1,975	$1,158	$3,133
International	821	586	1,407	765	676	1,441
	$3,149	$1,868	$5,017	$2,740	$1,834	$4,574

Major Products and Services:
LMR Communications	$2,620	$1,144	$3,764	$2,230	$1,203	$3,433
Video	529	345	874	510	282	792
Command Center	—	379	379	—	349	349
	$3,149	$1,868	$5,017	$2,740	$1,834	$4,574

Customer Types:
Direct	$1,861	$1,701	$3,562	$1,519	$1,670	$3,189
Indirect	1,288	167	1,455	1,221	164	1,385
	$3,149	$1,868	$5,017	$2,740	$1,834	$4,574

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of June 29, 2024 was $9.1 billion. A total of $4.3 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of June 29, 2024, of which $2.6 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $4.8 billion was from Software and Services performance obligations that were not yet satisfied as of June 29, 2024. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.6 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.
On March 13, 2024, the Company received a notice of contract extension (the “Deferred National Shutdown Notice”) from the UK Home Office. The Deferred National Shutdown Notice seeks to extend the “national shutdown target date” of the Airwave service from December 31, 2026 to December 31, 2029, at the rates implemented by a prospective price control on Airwave imposed by the Competition and Markets Authority (the "Charge Control"). In the first half of 2024, as a result of the UK Home Office's notice of a contract extension pursuant to their Deferred National Shutdown Notice, the Company recorded additional Software and Services performance obligations of $748 million to reflect the incremental three-years of services.
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

Contract Balances

(In millions)	June 29, 2024	December 31, 2023
Accounts receivable, net	$1,762	$1,710
Contract assets	1,210	1,102
Contract liabilities	1,852	2,037
Non-current contract liabilities	446	424
Revenue recognized during the three months ended June 29, 2024 which was previously included in Contract liabilities as of March 30, 2024 was $553 million, compared to $502 million of revenue recognized during the three months ended July 1, 2023 which was previously included in Contract liabilities as of April 1, 2023. Revenue recognized during the six months ended June 29, 2024 which was previously included in Contract liabilities as of December 31, 2023 was $908 million, compared to $824 million recognized during the six months ended July 1, 2023 which was previously included in Contract liabilities as of December 31, 2022. Revenue of $11 million was reversed during the three months ended June 29, 2024 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $10 million of reversals for the three months ended July 1, 2023, primarily driven by changes in the estimates of progress on system contracts. Revenue of $18 million was reversed during the six months ended June 29, 2024 related to performance obligations satisfied or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $15 million of reversals for the six months ended July 1, 2023.
There were no material expected credit losses recorded on contract assets during each of the three and six months ended June 29, 2024 and July 1, 2023.
Contract Cost Balances

(In millions)	June 29, 2024	December 31, 2023
Current contract cost assets	$54	$56
Non-current contract cost assets	119	119
Amortization of contract cost assets was $12 million and $25 million for the three and six months ended June 29, 2024, respectively, and $16 million and $35 million for the three and six months ended July 1, 2023, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Lease expense:
Operating lease cost	$34	$34	$69	$68
Short-term lease cost	—	—	—	1
Variable cost	11	8	22	17
Sublease income	(1)	(1)	(3)	(3)
Net lease expense from operating leases	$44	$41	$88	$83
Lease Assets and Liabilities

(in millions)	Statement Line Classification	June 29, 2024	December 31, 2023
Right-of-use lease assets	Operating lease assets	$527	$495
Current lease liabilities	Accrued liabilities	124	125
Operating lease liabilities	Operating lease liabilities	421	407

Other Information Related to Leases

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$88	$81

Right-of-use assets obtained in exchange for lease liabilities	91	39
During the six months ended June 29, 2024, the Company recorded $80 million of assets obtained in exchange for lease liabilities due to an assumption that it is reasonably certain that renewal options will be extended on its radio tower site leases operated within the Airwave radio network, consistent with the UK Home Office's notice of contract extension pursuant to their Deferred National Shutdown Notice through December 31, 2029.

	June 29, 2024	December 31, 2023
Weighted average remaining lease terms (years)	5	5
Weighted average discount rate:	3.87%	4.34%
Future Lease Payments

June 29, 2024
(in millions)	Operating Leases
Remainder of 2024	$60
2025	135
2026	118
2027	100
2028	76
Thereafter	114
Total lease payments	603
Less: interest	58
Present value of lease liabilities	$545

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other charges:
Intangibles amortization (Note 15)	$36	$43	$76	$98
Reorganization of business (Note 14)	4	5	11	12
Operating lease asset impairments	1	1	4	4
Acquisition-related transaction fees	4	—	7	2
Environmental reserve expense	—	15	—	15
Legal settlements	—	—	6	—
Fixed asset impairments	—	1	—	3
Other	—	1	—	1
	$45	$66	$104	135

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest income (expense), net:
Interest expense	$(87)	$(63)	$(149)	$(126)
Interest income	18	6	36	15
	$(69)	$(57)	$(113)	$(111)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$31	$24	$63	$49
Loss from the extinguishment of Silver Lake Convertible Debt (Note 5)	—	—	(585)	—
Investment impairments	—	(3)	(3)	(9)
Foreign currency gain (loss)	3	(21)	4	(40)
Gain (loss) on derivative instruments (Note 6)	(5)	9	(15)	17
Gain on equity method investments	—	1	—	1
Fair value adjustments to equity investments	(11)	16	(13)	19
Assessments on uncertain tax positions	(11)	—	(11)	—
Other	(2)	—	—	2
	$5	$26	(560)	39
Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic earnings per common share:
Earnings	$443	$371	$404	$649
Weighted average common shares outstanding	166.9	167.5	166.5	167.4
Per share amount	$2.65	$2.21	$2.43	$3.88
Diluted earnings per common share:
Earnings	$443	$371	$404	$649
Weighted average common shares outstanding	166.9	167.5	166.5	167.4
Add effect of dilutive securities:
Share-based awards	3.4	3.6	3.8	3.8
Silver Lake Convertible Debt	—	1.5	—	1.3
Diluted weighted average common shares outstanding	170.3	172.6	170.3	172.5
Per share amount	$2.60	$2.15	$2.37	$3.76

In the computation of diluted earnings per common share for the three months ended June 29, 2024, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the six months ended June 29, 2024, a total of 0.5 million shares related to the Silver Lake Convertible Debt (as defined in Note 5, "Debt and Credit Facilities" in this "Part 1 - Financial Information" of this Form 10-Q) were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In addition, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three and six months ended July 1, 2023, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 29, 2024	December 31, 2023
Accounts receivable	$1,838	$1,779
Less allowance for credit losses	(76)	(69)
	$1,762	$1,710
Inventories, Net
Inventories, net, consist of the following:

	June 29, 2024	December 31, 2023
Finished goods	$339	$328
Work-in-process and production materials	602	640
	941	968
Less inventory reserves	(138)	(141)
	$803	$827
Other Current Assets
Other current assets consist of the following:

	June 29, 2024	December 31, 2023
Current contract cost assets (Note 2)	$54	$56
Contractor receivables	66	40
Tax-related deposits	43	32
Other	252	229
	$415	$357

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	June 29, 2024	December 31, 2023
Land	$5	$5
Leasehold improvements	439	448
Machinery and equipment	2,506	2,396
	2,950	2,849
Less accumulated depreciation	(1,963)	(1,885)
	$987	$964
During the year ended December 31, 2023, the Company entered into an arrangement to sell its Richmond, British Columbia and Richardson, Texas video manufacturing operations, including the machinery and equipment, inventory, transfer of employees and related facility lease to a contract manufacturer. During the year ended December 31, 2023, the Company presented the assets and liabilities as held for sale in its Consolidated Balance Sheet and recognized an impairment loss of $24 million on the exit of these video manufacturing operations within Other charges in the Consolidated Statement of Operations, as the carrying value of the asset group was below the expected selling price. The transaction closed on February 1, 2024 resulting in a gain on the sale of these video manufacturing operations, which was de minimis.
Depreciation expense for the three months ended June 29, 2024 and July 1, 2023 was $47 million and $44 million, respectively. Depreciation expense for the six months ended June 29, 2024 and July 1, 2023 was $90 million and $87 million, respectively.
Investments
Investments consist of the following:

	June 29, 2024	December 31, 2023
Common stock	$15	$28
Strategic investments	26	28
Company-owned life insurance policies	75	74
Equity method investments	11	13
	$127	$143
During the six months ended June 29, 2024, the Company recognized a loss of $13 million in Other income (expense) within the Condensed Consolidated Statement of Operations related to a decrease in the fair value of its investment in Evolv Technologies, Inc. During the six months ended June 29, 2024, the Company recorded a $3 million investment impairment charge, representing an other-than-temporary decline in the value of the Company's strategic equity investment portfolio. The investment impairment charge is classified within Other income (expense) within the Condensed Consolidated Statement of Operations.
Other Assets
 Other assets consist of the following:

	June 29, 2024	December 31, 2023
Defined benefit plan assets	$128	$98
Non-current contract cost assets (Note 2)	119	119
Other	53	57
	$300	$274

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
The Company's outstanding amounts related to the suppliers participating in this program was $30 million and $35 million as of June 29, 2024 and December 31, 2023, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	June 29, 2024	December 31, 2023
Compensation	$274	$407
Tax liabilities	145	231
Dividend payable	164	163
Trade liabilities	155	140
Operating lease liabilities (Note 3)	124	125
Customer reserves	84	89
Other	420	349
	$1,366	$1,504
Other Liabilities
Other liabilities consist of the following:

	June 29, 2024	December 31, 2023
Defined benefit plans (Note 8)	$875	$939
Non-current contract liabilities (Note 2)	446	424
Unrecognized tax benefits (Note 7)	22	26
Deferred income taxes (Note 7)	57	55
Environmental reserve	119	119
Other	201	178
	$1,720	$1,741
Stockholders’ Equity
Share Repurchase Program: During the three and six months ended June 29, 2024, the Company repurchased approximately 0.2 million and 0.3 million shares at an average price of $348.19 and $336.57 per share for an aggregate amount of $71 million and $110 million, respectively.
Payment of Dividends: During the three months ended June 29, 2024 and July 1, 2023, the Company paid $163 million and $148 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $164 million in cash dividends to holders of its common stock. During the six months ended June 29, 2024 and July 1, 2023, the Company paid $326 million and $296 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(506)	$(503)	$(482)	$(539)
Other comprehensive income (loss) before reclassification adjustment	(2)	27	(29)	54
Tax benefit (expense)	(1)	—	2	9
Other comprehensive income (loss), net of tax	(3)	27	(27)	63
Other comprehensive income attributable to noncontrolling interests, net of tax	—	—	—	—
Balance at end of period	$(509)	$(476)	$(509)	$(476)
Derivative instruments:
Balance at beginning of period	$(8)	$—	$(12)	$—
Other comprehensive income before reclassification adjustment	—	—	4	—
Other comprehensive income before reclassification adjustment, net of tax	—	—	4	—
Other comprehensive income, net of tax	$—	$—	$4	$—
Balance at end of period	$(8)	$—	$(8)	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,039)	$(1,984)	$(2,046)	$(1,996)
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	8	15	17	30
Reclassification adjustment - Prior service benefits into Other income (Note 8)	1	1	1	2
Tax expense	(2)	(3)	(4)	(7)
Reclassification adjustments into Net earnings, net of tax	7	13	14	25
Other comprehensive income, net of tax	7	13	14	25
Balance at end of period	$(2,032)	$(1,971)	$(2,032)	$(1,971)
Total Accumulated other comprehensive loss	$(2,549)	$(2,447)	$(2,549)	$(2,447)

5.    Debt and Credit Facilities

	June 29, 2024	December 31, 2023
4.0% senior notes due 2024	$313	$313
1.75% senior convertible notes due 2024	—	1,000
7.5% debentures due 2025	252	252
6.5% debentures due 2025	70	70
4.6% senior notes due 2028	696	695
6.5% debentures due 2028	25	25
5.0% senior notes due 2029	396	—
4.6% senior notes due 2029	802	802
2.3% senior notes due 2030	894	894
2.75% senior notes due 2031	845	845
5.6% senior notes due 2032	596	595
5.4% senior notes due 2034	892	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
	6,309	6,019
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(565)	(1,313)
Long-term debt	$5,743	$4,705
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which were scheduled to mature in September 2024 (the "Silver Lake Convertible Debt"), which became fully convertible on September 5, 2021. On February 14, 2024, the Company agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The Company paid the cash consideration during the first quarter of 2024. The repurchase of the Silver Lake Convertible Debt was accounted for as an extinguishment of debt, as the repurchase was negotiated under economically favorable terms outside of the original contractual conversion rate. A loss on the extinguishment of $585 million was recorded, representing the excess of amounts repurchased over the carrying value of debt of $593 million, offset by accrued interest of $8 million. The loss on the extinguishment of debt was recorded within Other Income (Expense) in the Condensed Consolidated Statements of Operations during the six months ended June 29, 2024.
On March 25, 2024, the Company issued $400 million of 5.0% senior notes due 2029 and $900 million of 5.4% senior notes due 2034. The Company recognized net proceeds of $1.3 billion after debt issuance costs and discounts. A portion of proceeds from the issuance of these notes was used to repurchase the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt in the first quarter of 2024.
As of June 29, 2024, $252 million of 7.5% debentures due 2025, which mature in May 2025, were reclassified from Long-term debt to the Current portion of long-term debt statement line within the Company's Condensed Consolidated Balance Sheets, as the debentures mature within the next twelve months.
As of June 29, 2024, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 29, 2024.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of June 29, 2024 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.2 billion and $1.3 billion for the periods ended June 29, 2024 and December 31, 2023, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 29, 2024, and the corresponding positions as of December 31, 2023:

	Notional Amount
Net Buy (Sell) by Currency	June 29, 2024	December 31, 2023
Euro	$286	$322
Australian dollar	(220)	(140)
British pound	126	252
Canadian dollar	69	76
Chinese renminbi	(64)	(66)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 29, 2024, all of the counterparties had investment grade credit ratings. As of June 29, 2024, the Company had $5 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of June 29, 2024 and December 31, 2023:

	Fair Values of Derivative Instruments
June 29, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	7
Equity swap contracts	1	—
Total derivatives	$5	$7

	Fair Values of Derivative Instruments
December 31, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$3
Treasury rate lock	—	12
Derivatives not designated as hedging instruments:
Foreign exchange contracts	12	1
Equity swap contracts	1	—
Total derivatives	$14	$16

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended June 29, 2024 and July 1, 2023:

	Financial Statement Location	Three Months Ended		Six Months Ended
Foreign Exchange Contracts		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$2	$(2)	$6	$(4)
Forward points recognized	Other income (expense)	—	1	1	1
Treasury rate lock	Accumulated other comprehensive income (loss)	—	—	4	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(5)	$9	$(15)	$17
Equity swap contracts	Selling, general and administrative expenses	1	—	2	—
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of June 29, 2024, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £60 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the forward points recognized will be amortized on a straight-line basis and recognized through interest expense within Other income (expense) in the Condensed Consolidated Statement of Operations.
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of June 29, 2024 was $18 million.
Treasury Rate Lock
In 2023, the Company entered into treasury rate agreements which locked in the interest rate for $200 million in future debt issuances. The treasury rate lock agreements were designated and qualified as cash flow hedges. During the six months ended June 29, 2024, the Company issued $900 million of 5.4% senior notes due 2034 (the "2034 notes"). The treasury rate lock agreements were terminated upon the issuance of the 2034 notes for a net settlement loss of $8 million. The accumulated loss recorded in Accumulated Other Comprehensive Income (AOCI) will be reclassified to interest expense on a straight-line basis over the 10-year term of such senior notes.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings before income taxes	$580	$487	$490	$846
Income tax expense	135	114	83	194
Effective tax rate	23%	23%	17%	23%
The effective tax rate for the three months ended June 29, 2024 of 23% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions and excess tax benefits of share-based compensation. The effective tax rate for the six months ended June 29, 2024 of 17% was lower than the U.S. federal statutory tax rate of 21% primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return, and excess tax benefits of share-based compensation, offset by the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in the first quarter of 2024 and state tax expense.
The effective tax rate for each of the three and six months ended July 1, 2023 of 23% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended June 29, 2024 of 23% was equal to the effective tax rate for the three months ended July 1, 2023 of 23%, primarily due to tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, offset by lower excess tax benefits of share-based compensation in 2024. The effective tax rate for the six months ended June 29, 2024 of 17% was lower than the effective tax rate for the six months ended July 1, 2023 of 23%, primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allows for additional utilization of additional foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return as a result of the Company's decision to implement a business initiative in 2024, offset by the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt in 2024.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	47	47	14	2	2	2
Expected return on plan assets	(74)	(73)	(26)	(15)	(3)	(3)
Amortization of:
Unrecognized net loss	6	5	1	9	1	1
Unrecognized prior service cost	—	—	—	—	1	1
Net periodic pension cost (benefits)	$(21)	$(21)	$(11)	$(4)	$1	$1

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	94	94	28	4	3	3
Expected return on plan assets	(149)	(146)	(51)	(30)	(6)	(6)
Amortization of:
Unrecognized net loss	12	10	3	18	2	2
Unrecognized prior service cost (benefit)	—	—	(1)	—	2	2
Net periodic pension cost (benefits)	$(43)	$(42)	$(21)	$(8)	$1	$1

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Share-based compensation expense included in:
Costs of sales	$12	$10	$24	$20
Selling, general and administrative expenses	35	29	64	59
Research and development expenditures	16	14	31	29
Share-based compensation expense included in Operating earnings	63	53	119	108
Tax benefit	(13)	(11)	(24)	(22)
Share-based compensation expense, net of tax	$50	$42	$95	$86
Decrease in basic earnings per share	$(0.30)	$(0.25)	$(0.57)	$(0.51)
Decrease in diluted earnings per share	$(0.29)	$(0.24)	$(0.56)	$(0.50)
During the six months ended June 29, 2024, the Company granted 0.5 million RSUs, 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $174 million, $25 million and $14 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $8 million and $14 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 29, 2024 and December 31, 2023 were as follows:

June 29, 2024	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$4	$4
Equity swap contracts	1	—	1
Common stock	15	—	15
Liabilities:
Foreign exchange derivative contracts	$—	$7	$7

December 31, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$13	$13
Equity swap contracts	1	—	1
Common stock	28	—	28
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4
Treasury rate lock	—	12	12
The Company had no foreign exchange derivative contracts, equity swap contracts or common stock investments in Level 3 holdings as of June 29, 2024 or December 31, 2023.
At June 29, 2024 and December 31, 2023, the Company had $577 million and $863 million, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of June 29, 2024 was $6.0 billion. The fair value of long-term debt at December 31, 2023 was $6.4 billion, of which the Silver Lake Convertible Debt was $1.6 billion (Level 2).
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Long-term receivables sales proceeds	17	26	27	58
At June 29, 2024, the Company had retained servicing obligations for $770 million of long-term receivables, compared to $813 million at December 31, 2023. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $73 million at June 29, 2024, compared to $103 million at December 31, 2023.

12.    Commitments and Contingencies
Legal Matters
Hytera Litigation
On March 14, 2017, the Company filed a complaint in the U.S. District Court for the Northern District of Illinois (the "District Court") against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), alleging trade secret theft and copyright infringement and seeking, among other things, injunctive relief, compensatory damages and punitive damages. On February 14, 2020, the Company announced that a jury decided in the Company's favor in its trade secret theft and copyright infringement case. In connection with this verdict, the jury awarded the Company $345.8 million in compensatory damages and $418.8 million in punitive damages, for a total of $764.6 million. In a series of post-trial rulings in 2021, the District Court subsequently reduced the judgment to $543.7 million, but also ordered Hytera to pay the Company $51.1 million in pre-judgment interest and $2.6 million in costs, as well as $34.2 million in attorneys fees. The Company continues to seek collection of the judgment through the ongoing legal process.
On December 17, 2020, the District Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the District Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the District Court's previous July 5, 2022 royalty order, which the District Court denied on July 11, 2023. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. On August 26, 2023, the District Court granted the Company's contempt motion. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow. In addition to the September 1, 2023 payment of $56 million, Hytera has made de minimis regular quarterly royalty payments into the third-party escrow from October 2022 through July 2024. The aggregate amount paid into escrow will not be recognized until all contingencies are resolved and such amount is released from escrow.
Following the February 14, 2020 verdict and judgment in the Company's favor, Hytera appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), seeking review of the orders related to the jury's verdict as well as the District Court's royalty order. The Company filed its cross-appeal on August 5, 2022. The Court of Appeals heard oral arguments on December 5, 2023, and issued its decision on July 2, 2024. The Court of Appeals affirmed the District Court's award of $407.4 million in damages, including exemplary damages, under the Defend Trade Secrets Act. The Court of Appeals also directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, and instructed the District Court to reconsider its denial of the Company's request for an injunction. In all other respects, the Court of Appeals affirmed the judgment of the District Court.
In the first half of 2024, the parties engaged in competing litigation in the District Court and a court in Shenzhen, China (originally filed by Hytera in June 2022 and not served upon the Company until November 2023) related to the possible continued use by Hytera of the Company’s trade secrets in Hytera’s currently shipping products. On April 2, 2024, the District Court held Hytera in civil contempt, and issued a worldwide sales injunction of certain Hytera products and a daily fine, for Hytera's failure to withdraw its competing litigation in China. On April 16, 2024, the Court of Appeals granted Hytera's motion for an emergency stay of the contempt sanctions, to allow the Court of Appeals to review the District Court's various orders related to the competing litigation and contempt sanctions. The District Court has scheduled hearings in August 2024 concerning whether Hytera's currently shipping products continue to misuse the Company's trade secrets and copyrighted source code.

13.    Segment Information
Net Sales by Segment

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Products and Systems Integration	$1,658	$1,437	$3,149	$2,740
Software and Services	970	966	1,868	1,834
	$2,628	$2,403	$5,017	$4,574
Operating Earnings by Segment

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Products and Systems Integration	$379	$212	$689	$388
Software and Services	265	306	474	529
Operating earnings	644	518	1,163	917
Total other expense	(64)	(31)	(673)	(71)
Earnings before income taxes	$580	$487	$490	$846

14.    Reorganization of Business
2024 Charges
During the three months ended June 29, 2024, the Company recorded net reorganization of business charges of $4 million, consisting of $4 million of charges in Other charges in the Company's Condensed Consolidated Statements of Operations. Included in the $4 million were charges of $10 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals and $4 million of reversals for exit cost accruals that are no longer needed.
During the six months ended June 29, 2024, the Company recorded net reorganization of business charges of $14 million, including $11 million of charges in Other charges and $3 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $22 million related to employee separation costs, partially offset by $4 million of reversals for exit cost accruals no longer needed and $4 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

June 29, 2024	Three Months Ended	Six Months Ended
Products and Systems Integration	$6	$14
Software and Services	(2)	—
	$4	$14
Reorganization of Businesses Accruals

	January 1, 2024	Additional Charges	Adjustments	Amount Used	June 29, 2024
Employee separation costs	$23	$22	$(4)	$(17)	$24
Exit costs	5	—	(4)	—	1
	$28	$22	$(8)	$(17)	$25
Exit Costs
At January 1, 2024, the Company had an accrual of $5 million for exit costs, related to the Company's exit of the Emergency Service Network contract with the UK Home Office. During the three months ended June 29, 2024, the Company recorded a $4 million reversal for accruals no longer needed. The $1 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at June 29, 2024, and are expected to be paid within one year.

Employee Separation Costs
At January 1, 2024, the Company had an accrual of $23 million for employee separation costs. The 2024 additional charges of $22 million represent severance costs for approximately 315 employees. The adjustment of $4 million reflects reversals for accruals no longer needed. The $17 million used reflects cash payments to severed employees. The remaining accrual of $24 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at June 29, 2024, is expected to be paid, primarily within one year, to approximately 530 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2023 Charges
During the three months ended July 1, 2023, the Company recorded net reorganization of business charges of $3 million, including $5 million of charges in Other charges and $2 million of reversals in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $3 million were charges of $9 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $1 million of reversals for employee separation accruals no longer needed.
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

15.    Intangible Assets and Goodwill
Subsequent to the quarter end, on July 1, 2024, the Company acquired Noggin, a global provider of CEM software for $91 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $19 million to certain key employees that will be expensed over a service period of three years. This acquisition enhances the Company's portfolio by adding operational resilience and CEM capabilities, which helps enterprises and critical infrastructure anticipate, prepare for and efficiently respond to incidents. The business is part of the Software and Services segment. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
Subsequent to the quarter end, on July 1, 2024, the Company acquired a company that provides vehicle location and management solutions for $132 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of three years. The acquisition expands the Company's video solutions within the Software and Services segment. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.
On February 13, 2024, the Company acquired Silent Sentinel, a provider of specialized, long-range cameras, for $37 million, net of cash acquired. This acquisition complements the Company's portfolio of fixed video cameras, expanding its footprint with government and critical infrastructure customers, and strengthens the Company's position as a global leader in end-to-end video security solutions. The Company recognized $15 million of goodwill and $22 million of identifiable intangible assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $10 million of customer relationships and $11 million of developed technology and will be amortized over a period of two, fourteen and ten years, respectively. The business is a part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets and goodwill may be subject to change.

On December 15, 2023, the Company acquired IPVideo, the creator of the HALO Smart Sensor, for $170 million, net of cash acquired. The transaction also includes the potential for the Company to make contingent earn-out payments of up to $15 million based on IPVideo's achievement of certain financial targets from January 1, 2024 through December 31, 2024. As of the acquisition date, the Company estimated the fair value of the contingent earn-out to be $2 million, which is included in the purchase price. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of one year. The HALO Smart Sensor is a multifunctional safety and security device with built-in vape detection and air quality monitoring, gunshot detection, abnormal noise and motion detection and emergency keyword detection. This acquisition adds sensor technology to the Company's physical security portfolio. The Company recognized $98 million of goodwill, $83 million of identifiable intangible assets and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $8 million of trade names, $6 million of customer relationships and $69 million of developed technology and will be amortized over a period of eight, twelve and fifteen years, respectively. The business is part of the Products and Systems Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
Intangible Assets
Amortized intangible assets were comprised of the following:

	June 29, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,177	$490	$1,156	$447
Customer-related	1,562	1,074	1,566	1,055
Other intangibles	107	74	107	72
	$2,846	$1,638	$2,829	$1,574
Amortization expense on intangible assets was $36 million and $76 million for the three and six months ended June 29, 2024, respectively. Amortization expense on intangible assets was $43 million and $98 million for the three and six months ended July 1, 2023, respectively. As of June 29, 2024, annual amortization expense is estimated to be $147 million in 2024, $134 million in 2025, $125 million in 2026, $115 million in 2027, $114 million in 2028 and $103 million in 2029.
Amortized intangible assets were comprised of the following by segment:

	June 29, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$1,017	$373	$985	$337
Software and Services	1,829	1,265	1,844	1,237
	$2,846	$1,638	$2,829	$1,574
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2024 to June 29, 2024:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2024	$1,568	$1,833	$3,401
Goodwill acquired	15	—	15
Purchase accounting adjustments	(12)	—	(12)
Foreign currency	—	(4)	(4)
Balance as of June 29, 2024	$1,571	$1,829	$3,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and six months ended June 29, 2024 and July 1, 2023, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of the United Kingdom's Competition and Markets Authority's legal order regarding Airwave (including our actions in response); (b) the impact of our proceedings in the UK High Court regarding the notice of contract extension from the UK Home Office relating to Airwave; (c) the impact of acquisitions on our business; (d) the return of capital to shareholders through dividends and/or repurchasing shares; (e) the impact and success of our business strategy and portfolio; (f) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (g) expected payments of exit costs related to our exit of the Emergency Services Network ("ESN") contract with the UK Home Office; (h) our ability and cost to repatriate funds; (i) the liquidity of our investments; (j) our ability and cost to access the capital markets; (k) our ability to borrow under our credit facilities; (l) adequacy of internal resources to generate an adequate amount of cash to meet expected working capital, capital expenditure and cash requirements; (m) future cash flows generated from operations, and future uses of such cash; and (n) the impact of the adoption of accounting pronouncements on our financial results; (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; (b) the impact of interest rate risk; and (c) future hedging activity and expectations of the Company; and (3) “Legal Proceedings,” about the ultimate disposition of legal matters and timing. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

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

Second Quarter Financial Results
•Net sales were $2.6 billion in the second quarter of 2024 compared to $2.4 billion in the second quarter of 2023.
•Operating earnings were $644 million in the second quarter of 2024 compared to $518 million in the second quarter of 2023.
•Net earnings attributable to Motorola Solutions, Inc. was $443 million, or $2.60 per diluted common share, in the second quarter of 2024, compared to net earnings of $371 million, or $2.15 per diluted common share, in the second quarter of 2023.
•Operating cash flow increased $477 million to $562 million in the first half of 2024 compared to $85 million in the first half of 2023.
•We repurchased $110 million of common stock and paid $326 million in dividends in the first half of 2024.
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
In 2023, the CMA imposed a legal order on Airwave which implemented a prospective price control on Airwave (the "Charge Control"). After the Competition Appeal Tribunal ("CAT") dismissed our appeal of the CMA's final decision on December 22, 2023, we filed an application with the United Kingdom Court of Appeal on February 13, 2024, requesting that it hear our appeal of the CAT judgment. On June 21, 2024, the United Kingdom Court of Appeal ordered a hearing on our application to be held later this year; which was subsequently set for November 11 and 12, 2024. Since August 1, 2023, revenue under the Airwave contract has been recognized in accordance with the Charge Control, and will continue to be unless the United Kingdom Court of Appeal were to reverse the CAT's judgment and overturn the Charge Control.
On March 13, 2024, we received a notice of contract extension (the “Deferred National Shutdown Notice”) from the UK Home Office. The Deferred National Shutdown Notice extends the “national shutdown target date” of the Airwave service from December 31, 2026 to December 31, 2029, at the Charge Control rates.
Our backlog for Airwave services contracted with the UK Home Office through December 31, 2026 was previously reduced by $777 million to align with the Charge Control. In the first quarter of 2024, as a result of the UK Home Office's notice of a contract extension pursuant to their Deferred National Shutdown Notice, we have recorded additional backlog of $748 million to reflect the incremental three years of services. On April 11, 2024, we filed proceedings in the UK High Court challenging the decision of the UK Home Office to issue the Deferred National Shutdown Notice as being in breach of applicable UK procurement and public law. The hearing on this matter has been set to commence on April 22, 2025. The backlog related to the incremental years of service contemplated in the Deferred National Shutdown Notice could change depending on the outcome of the proceedings.
Recent Acquisitions

Technology	Segment	Acquisition	Description	Purchase Price	Date of Acquisition
Video Security and Access Control	Products and Systems Integration	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024
Video Security and Access Control	Products and Systems Integration	IPVideo	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 29, 2024	% of Sales*	July 1, 2023	% of Sales*	June 29, 2024	% of Sales*	July 1, 2023	% of Sales*
Net sales from products	$1,563		$1,349		$2,968		$2,573
Net sales from services	1,065		1,054		2,049		2,001
Net sales	2,628		2,403		5,017		4,574
Costs of products sales	653	41.8%	636	47.1%	1,252	42.2%	1,209	47.0%
Costs of services sales	636	59.7%	578	54.8%	1,234	60.2%	1,130	56.5%
Costs of sales	1,289		1,214		2,486		2,339
Gross margin	1,339	51.0%	1,189	49.5%	2,531	50.4%	2,235	48.9%
Selling, general and administrative expenses	430	16.4%	390	16.2%	827	16.5%	757	16.6%
Research and development expenditures	220	8.4%	215	8.9%	437	8.7%	426	9.3%
Other charges	45	1.7%	66	2.7%	104	2.1%	135	3.0%
Operating earnings	644	24.5%	518	21.6%	1,163	23.2%	917	20.0%
Other income (expense):
Interest expense, net	(69)	(2.6)%	(57)	(2.4)%	(113)	(2.3)%	(111)	(2.4)%
Gains on sales of investments and businesses, net	—	—%	—	—%	—	—%	1	—%
Other, net	5	0.2%	26	1.1%	(560)	(11.2)%	39	0.9%
Total other expense	(64)	(2.4)%	(31)	(1.3)%	(673)	(13.4)%	(71)	(1.6)%
Net earnings before income taxes	580	22.1%	487	20.3%	490	9.8%	846	18.5%
Income tax expense	135	5.1%	114	4.7%	83	1.7%	194	4.2%
Net earnings	445	16.9%	373	15.5%	407	8.1%	652	14.3%
Less: Earnings attributable to non-controlling interests	2	0.1%	2	0.1%	3	0.1%	3	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$443	16.8%	$371	15.4%	$404	8.0%	$649	14.2%
Earnings per diluted common share	$2.60		$2.15		$2.37		$3.76
* Percentages may not add due to rounding

Results of Operations—Three months ended June 29, 2024 compared to three months ended July 1, 2023
The results of operations for the second quarter of 2024 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	June 29, 2024			July 1, 2023
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,245	$672	$1,917	$1,025	$616	$1,641
International	413	298	711	412	350	762
	$1,658	$970	$2,628	$1,437	$966	$2,403
Net sales by major products and services:
LMR Communications	$1,363	$578	$1,941	$1,150	$626	$1,776
Video	295	181	476	287	146	433
Command Center	—	211	211	—	194	194
Total	$1,658	$970	$2,628	$1,437	$966	$2,403

Operating earnings	$379	$265	$644	$212	$306	$518
Operating margins	22.9%	27.3%	24.5%	14.8%	31.7%	21.6%
Net Sales
The Products and Systems Integration segment’s net sales represented 63% of our net sales in the second quarter of 2024 and 60% in the second quarter of 2023. The Software and Services segment’s net sales represented 37% of our net sales in the second quarter of 2024 and 40% in the second quarter of 2023.
Net sales increased $225 million, or 9%, in the second quarter of 2024 compared to the second quarter of 2023. The $221 million, or 15%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 21% in the North America region. The $4 million increase in net sales within the Software and Services segment was driven by an increase of 9% in the North America region and partially offset by a decrease of 15% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $12 million of revenue from acquisitions, driven by an increase in LMR and Video;
•an increase in the Software and Services segment, inclusive of $1 million of revenue from acquisitions, driven by an increase in Video and Command Center, partially offset by a decrease LMR services due to the revenue reduction on Airwave services in accordance with the Charge Control and the exit of ESN; and
•inclusive of $5 million from unfavorable currency rates.
Regional results include:
•a 17% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 7% decrease in the International region, inclusive of revenue from acquisitions, driven by a decrease in LMR due to the revenue reduction on Airwave services in accordance with the Charge Control and the exit of ESN, partially offset by an increase in Video and Command Center.

Products and Systems Integration
The 15% increase in the Products and Systems Integration segment was driven by the following:
•$213 million, or 19% growth in LMR, driven by the North America and International regions, primarily due to an increase in devices;
•$8 million, or 3% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $2 million from unfavorable currency rates.
Software and Services
The Software and Services segment was flat driven by the following:
•$35 million, or 24% growth in Video, driven by the North America and International regions; and
•$17 million, or 9% growth in Command Center, driven by the North America and International regions; partially offset by
•$48 million, or 8% decrease in LMR, driven by the International region, the revenue reduction on Airwave services in accordance with the Charge Control, and the exit of ESN, partially offset by growth in the North America region; and
•inclusive of $3 million from unfavorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023	% Change
Gross margin	$1,339	$1,189	13%
Gross margin was 51.0% of net sales in the second quarter of 2024 compared to 49.5% in the second quarter of 2023. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and favorable mix; partially offset by
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by the revenue reduction on Airwave services in accordance with the Charge Control.
Selling, General and Administrative Expenses

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023	% Change
Selling, general and administrative expenses	$430	$390	10%
SG&A expenses increased 10% in the second quarter of 2024 compared to the second quarter of 2023. The increase in SG&A expenses was primarily due to higher employee incentive costs and an expansion of headcount in the sales force. SG&A expenses were 16.4% of net sales in the second quarter of 2024 compared to 16.2% of net sales in the second quarter of 2023.
Research and Development Expenditures

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023	% Change
Research and development expenditures	$220	$215	2%
R&D expenditures increased 2% in the second quarter of 2024 compared to the second quarter of 2023 primarily due to higher employee incentive costs including share-based compensation. R&D expenditures were 8.4% of net sales in the second quarter of 2024 compared to 8.9% of net sales in the second quarter of 2023.

Other Charges

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Other charges	$45	$66
Other charges decreased by $21 million in the second quarter of 2024 compared to the second quarter of 2023. The change was driven primarily by the following:
•$15 million of environmental reserve expense in the second quarter of 2023 that did not occur in the second quarter of 2024; and
•$36 million of intangible asset amortization expense in the second quarter of 2024 compared to $43 million of intangible asset amortization expense in the second quarter of 2023; partially offset by
•$4 million of acquisition-related transaction fees in the second quarter of 2024 that did not occur in the second quarter of 2023.
Operating Earnings

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating earnings from Products and Systems Integration	$379	$212
Operating earnings from Software and Services	265	306
Operating earnings	$644	$518
Operating earnings increased $126 million, or 24%, in the second quarter of 2024 compared to the second quarter of 2023. The increase in Operating earnings was due to:
•$167 million increase in the Products and Systems Integration segment, primarily driven by higher sales, favorable change in year-over-year mix, and improved operating leverage, partially offset by higher employee incentive costs; partially offset by
•$41 million decrease in the Software and Services segment, driven by the revenue reduction on Airwave services in accordance with the Charge Control, partially offset by improved operating leverage.
Interest Expense, net

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Interest expense, net	$(69)	$(57)
The $12 million increase in Interest expense, net in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by higher outstanding debt and an interest accrual related to audits with taxing authorities in foreign jurisdictions, partially offset by higher interest income.

Other, net

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Other, net	$5	$26
The $21 million decrease in Other, net in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by:
•$11 million loss on fair value adjustments to equity investments in the second quarter of 2024 compared to a $16 million gain on fair value adjustments to equity investments in the second quarter of 2023;
•$5 million loss on derivatives in the second quarter of 2024 compared to a $9 million gain on derivatives in the second quarter of 2023; and
•$11 million loss on assessments of uncertain tax positions in the second quarter of 2024 that did not occur in the second quarter of 2023; partially offset by
•$3 million of foreign currency gains in the second quarter of 2024 compared to $21 million of foreign currency losses in the second quarter of 2023;
•$31 million of net periodic pension and postretirement benefit in the second quarter of 2024 compared to $24 million of net periodic pension and postretirement benefit in the second quarter of 2023; and
•$3 million loss on investment impairments in the second quarter of 2023 that did not occur in the second quarter of 2024.
Effective Tax Rate

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Income tax expense	$135	$114
Income tax expense increased by $21 million in the second quarter of 2024 compared to the second quarter of 2023, resulting in an effective tax rate of 23%. Our effective tax rate for the three months ended June 29, 2024 of 23% was equal to the effective tax rate for the three months ended July 1, 2023 of 23%, primarily due to tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, offset by lower excess tax benefits of share-based compensation in 2024.

Results of Operations—Six months ended June 29, 2024 compared to Six months ended July 1, 2023

	Six Months Ended
	June 29, 2024			July 1, 2023
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$2,328	$1,282	$3,610	$1,975	$1,158	$3,133
International	821	586	1,407	765	676	1,441
	$3,149	$1,868	$5,017	$2,740	$1,834	$4,574
Net sales by major products and services:
LMR Communications	$2,620	$1,144	$3,764	$2,230	$1,203	$3,433
Video	529	345	874	510	282	792
Command Center	—	379	379	—	349	349
Total	$3,149	$1,868	$5,017	$2,740	$1,834	$4,574

Operating earnings	$689	$474	$1,163	$388	$529	$917
Operating margins	21.9%	25.4%	23.2%	14.2%	28.8%	20.0%

Net Sales
The Products and Systems Integration segment's net sales represented 63% of our net sales in the first half of 2024 and 60% in the first half of 2023. Net sales from the Software and Services segment represented 37% of our net sales in the first half of 2024 and 40% in the first half of 2023.
Net sales increased $443 million, or 10%, in the first half of 2024 compared to the first half of 2023. The $409 million, or 15%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 18% in the North America region and an increase of 7% in the International region. The $34 million, or 2%, increase in net sales within the Software and Services segment was driven by an increase of 11% in the North America region, partially offset by a decrease of 13% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $21 million of revenue from acquisitions, driven by an increase in LMR and Video;
•an increase in Software and Services, inclusive of $1 million of revenue from acquisitions, driven by an increase in Video and Command Center, partially offset by a decrease in LMR driven by the revenue reduction on Airwave services in accordance with the Charge Control and the exit of ESN; and
•inclusive of $4 million from unfavorable currency rates.
Regional results include:
•a 15% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•a 2% decrease in the International region, inclusive of revenue from acquisitions, driven by a decrease in LMR due to the revenue reduction on Airwave services in accordance with the Charge Control and the exit of ESN, partially offset by an increase in Video and Command Center.
Products and Systems Integration
The 15% increase in the Products and Systems Integration segment was driven by the following:
•$390 million, or 17% growth in LMR, driven by both the North America and International regions, primarily due to an increase in devices;
•$19 million, or 4% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•inclusive of $2 million from unfavorable currency rates.
Software and Services
The 2% increase in the Software and Services segment was driven by the following:
•$63 million, or 22% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•$30 million, or 9% growth in Command Center, driven by the North America and International regions; partially offset by
•$59 million, or 5% decrease in LMR, driven by the International region due to the revenue reduction on Airwave services in accordance with the Charge Control and the exit of ESN, partially offset by the North America region; and
•inclusive of $2 million from unfavorable currency rates.
Gross Margin

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	% Change
Gross margin	$2,531	$2,235	13%
Gross margin was 50.4% of net sales in the first half of 2024 compared to 48.9% in the first half of 2023. The primary drivers of this increase in gross margin as a percentage of net sales were:
•higher gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and favorable mix; partially offset by
•lower gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, driven by the revenue reduction on Airwave services in accordance with the Charge Control.

Selling, General and Administrative Expenses

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	% Change
Selling, general and administrative expenses	$827	$757	9%
SG&A expenses increased 9% in the first half of 2024 compared to the first half of 2023. The increase in SG&A expenses was primarily due to higher employee incentive costs, including share-based compensation, higher legal costs, including settlements, and higher expenses associated with acquired businesses. SG&A expenses were 16.5% of net sales in the first half of 2024 compared to 16.6% of net sales in the first half of 2023.
Research and Development Expenditures

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	% Change
Research and development expenditures	$437	$426	3%
R&D expenditures increased 3% in the first half of 2024 compared to the first half of 2023 primarily due to higher employee incentive costs, including share-based compensation. R&D expenditures were 8.7% of net sales in the first half of 2024 compared to 9.3% of net sales in the first half of 2023.
Other Charges

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Other charges	$104	$135
Other charges decreased by $31 million in the first half of 2024 compared to the first half of 2023. The change was driven primarily by the following:
•$76 million of intangible asset amortization expense in the first half of 2024 compared to $98 million of intangible asset amortization expense in the first half of 2023;
•$15 million of environmental reserve expense in the first half of 2023 that did not occur in the first half of 2024; and
•$3 million of fixed asset impairments in the first half of 2023 that did not occur in the first half of 2024; partially offset by
•$6 million of legal settlement charges in the first half of 2024 that did not occur in the first half of 2023; and
•$7 million of acquisition-related transaction fees in the first half of 2024 compared to $2 million of acquisition-related transaction fees in the first half of 2023.
Operating Earnings

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating earnings from Products and Systems Integration	$689	$388
Operating earnings from Software and Services	474	529
Operating earnings	$1,163	$917
Operating earnings increased $246 million, or 27%, in the first half of 2024 compared to the first half of 2023. The increase in Operating earnings was due to:
•$301 million increase in the Products and Systems Integration segment, primarily driven by higher sales, favorable mix, and a reduction in intangible asset amortization, partially offset by higher employee incentive costs and higher expenses associated with acquired businesses; partially offset by
•$55 million decrease in the Software and Services segment, primarily driven by the revenue reduction on Airwave services in accordance with the Charge Control and higher employee incentive costs, partially offset by a reduction in intangible amortization expenses.

Interest Expense, net

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Interest expense, net	$(113)	$(111)
The $2 million increase in net interest expense in the first half of 2024 compared to the first half of 2023 was primarily driven by higher outstanding debt and an interest accrual related to the settlement of audits with taxing authorities in foreign jurisdictions, partially offset by higher interest income earned on cash.
Other, net

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Other, net	$(560)	$39
The $599 million decrease in Other, net in the first half of 2024 compared to the first half of 2023 was primarily driven by:
•$585 million loss from the extinguishment of the $1.0 billion of 1.75% senior convertible notes issued to Silver Lake Partners and scheduled to mature in September 2024 (the "Silver Lake Convertible Debt") in the first half of 2024;
•$15 million of losses on derivative instruments in the first half of 2024 compared to $17 million of gains on derivative instruments in the first half of 2023;
•$13 million loss on fair value adjustments to equity investments in the first half of 2024 compared to a $19 million gain on fair value adjustments to equity investments in the first half of 2023; and
•$11 million loss on assessments of uncertain tax positions in the first half of 2024 that did not occur in the first half 2023; of partially offset by
•$4 million of foreign currency gains in the first half of 2024 compared to $40 million of foreign currency losses in the first half of 2023;
•$63 million of net periodic pension and postretirement benefit in the first half of 2024 compared to $49 million of net periodic pension and postretirement benefit in the first half 2023; and
•$3 million of investment impairments in the first half of 2024 compared to $9 million of investment impairments in the first half of 2023.
Effective Tax Rate

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Income tax expense	$83	$194
Income tax expense decreased by $111 million in the first half of 2024 compared to the first half of 2023, resulting in an effective tax rate of 17%. Our effective tax rate of 17% for the six months ended June 29, 2024 was lower than the effective tax rate for the six months ended July 1, 2023 of 23%, primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return, offset by the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt in 2024.

Reorganization of Business
During the second quarter of 2024, we recorded net reorganization of business charges of $4 million, including $4 million of charges recorded within Other charges in our Condensed Consolidated Statements of Operations. Included in the $4 million were charges of $10 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals and $4 million of reversals for exit costs that are no longer needed.
During the first half of 2024, we recorded net reorganization of business charges of $14 million, including $11 million of charges recorded within Other charges and $3 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $22 million related to employee separation costs, partially offset by $4 million of reversals for exit cost accruals no longer needed and $4 million of reversals for employee separation accruals no longer needed.

During the second quarter of 2023, we recorded net reorganization of business charges of $3 million, including $5 million of charges in Other charges and $2 million of reversals in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $3 million were charges of $9 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $1 million of reversals for employee separation accruals no longer needed.
During the first half of 2023, we recorded net reorganization of business charges of $16 million, including $12 million of charges recorded in Other charges and $4 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $16 million were charges of $24 million related to employee separation costs, partially offset by $5 million of reversals for exit cost accruals no longer needed and $3 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Products and Systems Integration	$6	$6	$14	$17
Software and Services	(2)	(3)	—	(1)
	$4	$3	$14	$16
Cash payments for employee severance in connection with the reorganization of business plans were $17 million in the first half of 2024 and $19 million in the first half of 2023. The reorganization of business accrual at June 29, 2024 was $24 million related to employee separation costs that are expected to be paid within one year.

At January 1, 2024, we had an accrual of $5 million for exit costs related to our exit of the ESN contract with the UK Home Office. The $1 million of exit costs are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets at June 29, 2024, and are expected to be paid within one year.

Liquidity and Capital Resources

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows provided by (used for):
Operating activities	$562	$85
Investing activities	(118)	(111)
Financing activities	(743)	(629)
Effect of exchange rates on cash and cash equivalents	(25)	40
Increase (decrease) in cash and cash equivalents	$(324)	$(615)
Cash and Cash Equivalents
At June 29, 2024, $1.0 billion of the $1.4 billion cash and cash equivalents balance was held in the U.S. and $403 million was held in other countries.
Operating Activities
The increase in cash flows provided by operating activities from the first half of 2023 to the first half of 2024 was driven primarily by higher earnings, net of non-cash adjustments, and improved working capital, offset by higher incentive payments.
Investing Activities
The increase in cash flows used for investing activities in the first half of 2024 compared to the first half of 2023 was primarily due to an increase in cash used for acquisitions and investments, offset by proceeds from the sale of our Richmond, British Columbia and Richardson, Texas video manufacturing operations.

Financing Activities
The increase in cash flows used for financing activities in the first half of 2024 compared to the first half of 2023 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$1.59 billion increase in repayments of debt driven by the repurchase of the Silver Lake Convertible Debt in the first half of 2024;
•$35 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first half of 2024 compared to the first half of 2023; and
•$30 million increase in the payment of dividends in the first half of 2024 compared to the first half of 2023; partially offset by
•$1.3 billion increase in net proceeds in the first half of 2024 driven the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034; and
•$254 million decrease in share repurchases in the first half of 2024 compared to the first half of 2023.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Accounts receivable sales proceeds	$—	$—	$—	$—
Long-term receivables sales proceeds	17	26	27	58
Total proceeds from receivable sales	$17	$26	$27	$58
Debt
We had outstanding debt of $6.3 billion at June 29, 2024, of which $565 million was current. We had outstanding debt of $6.0 billion at December 31, 2023, of which $1.3 billion was current.
As of June 29, 2024, $252 million of 7.5% debentures due 2025, which mature in May 2025, were classified within the Current portion of long-term debt within the Company's Condensed Consolidated Balance Sheets, as the debentures mature within the next twelve months.
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
We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 29, 2024.
We have an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of June 29, 2024 we had no outstanding debt under the commercial paper program.
We have investment grade ratings on our senior unsecured long-term debt. During the first quarter of 2024, S&P Global Ratings and Fitch Ratings upgraded our credit rating to BBB from BBB-. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.

Share Repurchase Program
During the three and six months ended June 29, 2024, we repurchased approximately 0.2 million and 0.3 million shares at an average price of $348.19 and $336.57 per share for an aggregate amount of $71 million and $110 million. As of June 29, 2024, we had used approximately $15.6 billion of the share repurchase authority to repurchase shares, leaving $2.4 billion of authority available for future repurchases.
Dividends
During the second quarter of 2024 we paid $163 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $164 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $73 million at June 29, 2024, compared to $103 million at December 31, 2023.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the six months ended June 29, 2024. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 29, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/27/2024 to 4/24/2024	95,769	$344.92	95,769	$2,409,304,466
4/25/2024 to 5/22/2024	55,716	$343.28	55,716	$2,390,178,226
5/23/2024 to 6/27/2024	51,347	$359.63	51,347	$2,371,712,306
Total	202,832	$348.19	202,832
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended June 29, 2024.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of June 29, 2024, the Company had used approximately $15.6 billion, to repurchase shares, leaving $2.4 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended June 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit
*3.1	Restated Certificate of Incorporation of Motorola Solutions, Inc., dated May 15, 2024.
*10.1
Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption "How our Directors are Compensated" of the Motorola Solutions' Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders filed on March 28, 2024).

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
August 1, 2024