Form 10-K
period 2024-12-31
Motorola Solutions, Inc.
filed 2025-02-14
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second quarter) was approximately $56.3 billion.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 7, 2025 was 166,936,952.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2025 Annual Meeting of Shareholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K (this "Form 10-K").

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
Forward-Looking Statements
Statements in this Form 10-K which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-K. Some of these risks and uncertainties include, but are not limited to, those discussed in “Part I. Item 1A. Risk Factors” of this Form 10-K and those described elsewhere in this Form 10-K or in our other SEC filings. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Business,” about: (a) industry growth and demand, including opportunities resulting from such growth, (b) demand for, growth related to, and benefits of, new products, (c) customer spending and behavior and requests for vendor financing, (d) the impact of our strategy and focus areas, (e) the impact from the loss of key customers, (f) our practice of subcontracting work to other companies to fulfill customer needs, (g) the impact of existing and future regulatory matters on our business, (h) the firmness of each segment's backlog and recognizing backlog as revenue, (i) the impact on our business relating to the notice of a contract extension for the Airwave service received from the Home Office of the United Kingdom, (j) the competitiveness of the patent portfolio, and (k) the availability and costs of materials and components, energy supplies and labor and the impact of such availability and costs; (2) "Risk Factors," about potential impacts of the risks we face; (3) "Cybersecurity," about potential impacts of risks from cybersecurity threats; (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (5) "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," about the potential return of capital to our shareholders through dividend payments; (6) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact on our business of the United Kingdom’s Competition and Markets Authority’s prospective price control regarding Airwave, (b) the impact on our business regarding the notice of a contract extension for the Airwave service received from the Home Office of the United Kingdom, (c) our expectations regarding the Airwave collective proceeding claim with the Competition Appeal Tribunal, (d) the impact of acquisitions and other investments on our business, (e) the impact of existing and future laws, regulations, international treaties and industry standards relating to climate change and other environmental and social impacts on our business, (f) market growth, demand, spending and resulting opportunities, (g) industry growth and demand, including opportunities resulting from such growth, (h) expected impacts to operating leverage, (i) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments, (j) the return of capital to shareholders through dividends and/or repurchasing shares, (k) the impact and success of our business strategy and portfolio, (l) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs, (m) future exit costs related to our exit of the Emergency Services Network contract with the Home Office of the United Kingdom, (n) our ability and cost to repatriate funds, (o) the liquidity of our investments, (p) our ability and cost to access the capital markets, (q) our ability to borrow and the amount available under our credit facilities, (r) adequacy of internal resources to fund expected working capital, capital expenditure and cash requirements, (s) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term, (t) the ability to meet minimum purchase obligations, (u) the impact of contractual damage claims exceeding the underlying contract value, (v) our ability to sell accounts receivable and the terms and amounts of such sales, (w) the outcome and effect of ongoing and future legal proceedings, (x) requests for vendor financing, and (y) the impact of the adoption of accounting pronouncements on our financial results; and (7) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk, and (b) future hedging activity and expectations of the Company.

PART I
Item 1: Business
Overview | Solving for safer
Motorola Solutions' business is safety and security. Every day we work to deliver on our commitment of helping to create safer communities, safer schools, safer hospitals and safer businesses. Our work as a global leader in public safety and enterprise security is grounded in nearly 100 years of close customer and community collaboration. We design and advance technology for more than 100,000 public safety and enterprise customers in over 100 countries, driven by our commitment to help make everywhere safer for all.
We are building and connecting an ecosystem of safety and security technologies to help protect people, property and places, which includes Land Mobile Radio Communications ("LMR" or "LMR Communications"), Video Security and Access Control ("Video") and Command Center. Across all three technologies, we offer on-premises, cloud-based and hybrid software solutions, and services such as cybersecurity subscription services and managed and support services.
We support police, fire and other emergency responders to help protect communities, while our base of enterprise customers, including schools, hospitals, businesses and stadiums, continues to grow as the criticality of safety and security becomes increasingly important. As a provider to both public safety and enterprises, our technologies can connect those in need with those who can help, enabling the collaboration that is critical for a more proactive approach to safety and security.
We are incorporated under the laws of the State of Delaware as the successor to an Illinois corporation, Motorola, Inc., organized in 1928. We changed our name from Motorola, Inc. to Motorola Solutions, Inc. on January 4, 2011. Our principal executive offices are located at 500 W. Monroe St., Chicago, Illinois 60661.
Business Organization
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we have three principal product lines in which we report net sales:
•LMR Communications: Infrastructure, devices (two-way radio and broadband, including both for public safety and professional and commercial radio ("PCR")) and software that enable communications, inclusive of installation and integration, backed by services, to assure availability, security and resiliency;
•Video: Cameras (fixed, body-worn, in-vehicle), access control, sensors, infrastructure, video management, software and artificial intelligence ("AI")-powered analytics that help enable visibility and bring attention to what’s important; and
•Command Center: Command center solutions and software applications that unify voice, video, data and analytics from public safety agencies, enterprises and the community to create a broad informational view to help simplify workflows and improve the accuracy and speed of decisions.
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
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2024, the segment’s net sales were $6.9 billion, representing 64% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, as well as devices for public safety Long Term Evolution (“LTE”) and public carrier LTE. Our technology enables voice and multimedia collaborations across two-way radio, WiFi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio (“TETRA”) and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including devices operating in both low-band and mid-band frequencies, including Citizens’ Broadband Radio Service (CBRS) frequencies. We also offer High Frequency (HF) and Very High Frequency (VHF) communications technology to military, government and relief agency customers who require dynamic and mobile point-to-point voice communications in remote environments without the need for fixed infrastructure.
We believe that public safety agencies and enterprises continue to trust LMR communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to help keep people connected even during the most challenging conditions.

By extending our two-way radios with broadband data capabilities, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to assign tasks and work orders and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable government, public safety and enterprise customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
Primary sources of revenue for this technology come from selling devices and building communications systems, including the installation and integration of our infrastructure equipment within our customers’ technology environments. The LMR technology within the Products and Systems Integration segment represented 83% of the net sales of the total segment in 2024.
Video
Our Video technology includes video management infrastructure, AI-powered security cameras including fixed and certain mobile video equipment, as well as on-premises and cloud-based access control solutions. We deploy video security and access control solutions to thousands of government and enterprise customers around the world, including schools, transportation systems, healthcare centers, public venues, commercial real estate, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to verify critical events or incidents in real-time and to provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers are increasingly turning to video security technologies, including fixed and mobile cameras, to increase visibility, accountability and safety for communities and first responders alike.
The Video technology within the Products and Systems Integration segment represented 17% of the net sales of the total segment in 2024.
Software and Services Segment
In 2024, the segment’s net sales were $3.9 billion, representing 36% of our consolidated net sales.
LMR Communications
LMR Communications services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned communications systems. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, device and infrastructure refresh opportunities, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
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
The LMR technology within the Software and Services segment represented 60% of the net sales of the total segment in 2024.
Video
Video software includes video network management software, decision management and digital evidence management software, certain mobile video equipment and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, providing end-to-end video security to help keep people, property and places safe.
Our video network management software is embedded with AI-powered analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that analytics are critical to delivering meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to detect an important event that occurred in the past. For example, AI-powered analytics can highlight a person at a facility out of hours (unusual activity), locate a missing child at a theme park (appearance search), flag a vehicle of interest at a school (license plate recognition), send an alert if doors to a restricted area are propped open at a hospital (access control), or trigger a school's customized lockdown plan while simultaneously alerting first responders and sharing video footage from inside the school.

Our cloud technologies can offer organizations the ability to access, search and manage their video security, intrusion and access control system from a centralized dashboard, accessible on remote devices such as smartphones and laptops. Additionally, our on-premises fixed video systems can be connected to the cloud, providing our customers with the ability to securely access and manage video across their sites from a remote or central monitoring location. We believe that governments, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
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
The Video technology within the Software and Services segment represented 20% of the net sales of the total segment in 2024.
Command Center
Our Command Center portfolio consists of cloud-native, on-premises and hybrid software solutions that support the complex process of the public safety workflow from "911 call to case closure." From the moment a person contacts 911, an array of individuals engage to gather information, coordinate a response and manage the incident to resolution. These individuals include call takers who answer and triage 911 calls; dispatchers who route calls to police, fire and emergency medical services to manage the response; first responders who support on scene; intelligence analysts who support the incident; records and evidence specialists who preserve information and evidence; detectives who manage cases; crime analysts who identify patterns and accelerate investigations; and corrections officers who oversee jail and inmate management.
To help ensure that individuals within the public safety workflow can work as efficiently, effectively and safely as possible, we believe it’s important that individuals within enterprises and communities can communicate and collaborate directly with public safety agencies, particularly during emergencies. Our Command Center portfolio offers solutions that are designed to help community members, enterprises and public safety agencies work together and share information in an effort to help prevent critical events from escalating and better inform an emergency response when an incident unfolds.
Our Command Center software is designed to support an emergency response. In the 911 communications center, we offer call-taking and management software (including multimedia communication capabilities and AI-powered call transcription and language translation), and voice and computer-aided dispatch software to assign first responders to incidents. For emergency management teams, we offer mass notification and alerting (including panic button mobile applications), and incident collaboration software that aids in coordinating a multi-disciplinary response. In the field, we offer mobile applications that help first responders to collaborate with each other, remain connected to the information they need, manage an incident, capture critical information to support investigations, and remotely file reports. For information and support services teams, we offer integrated records and evidence management software, as well as solutions for managing tips and publishing crime maps to aid community engagement. For intelligence and investigations teams, we offer software that can unify voice, video and data in order to increase situational awareness from a single map-based view during a real-time incident response, and investigative tools to help uncover connections across records to generate leads and help close cases. For enterprises, we provide incident management and business resilience solutions that help secure people and facilities, as well as share information with public safety when an incident necessitates it.
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
Finally, as the Command Center market continues to evolve from on-premises to hybrid and cloud technologies to improve their operations, we offer both cloud-native applications and cloud features that enhance on-premises applications. We believe this flexibility helps our customers to optimize their investments and enhance their systems with the technologies of their choice.
The Command Center technology within the Software and Services segment represented 20% of the net sales of the total segment in 2024.

Our Customers and Contracts
We serve government agencies, state and local public safety agencies, as well as commercial and industrial customers. Our customer base is fragmented and widespread when considering the many levels of government, public safety agency and private sector decision-makers that procure and use our products and services. Serving this global customer base spanning federal, state, county, province, territory, municipal, and departmental independent bodies, along with our enterprise and industrial customers, requires a significant go-to-market investment.
Our sales model includes both direct sales by our in-house sales force, which tends to focus on our largest accounts, and sales through our channel partner program. Our trained channel partners include independent dealers, distributors and software vendors around the world. The dealers and distributors each have their own sales organizations that complement and extend the reach of our sales force. The independent software vendors offer customized applications that meet the specific needs of the customers we serve.
Our largest customer is the U.S. government (through multiple contracts with its various branches and agencies, including the armed services) representing approximately 9% of our consolidated net sales in 2024. The loss of this customer could have a material adverse effect on our revenue and earnings over several quarters as many of our contracts with the U.S. government are long-term in nature. All contracts with the U.S. government, and certain other government agencies within the U.S., are subject to cancellation at the customer’s convenience. For a discussion of risks related to these contracts and customer relationships, please refer to “Part I. Item 1A. Risk Factors” in this Form 10-K.
Payment terms with our customers vary worldwide. Generally, contractual payment terms range from 30 to 45 days from the invoice date within North America and typically do not exceed 90 days from the invoice date in regions outside of North America. A portion of our contracts include implementation milestones, such as delivery, installation, and system acceptance, which generally take six months to two years to complete. Invoicing the customer is typically dependent on completion of the milestones. We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. Refer to “Part I. Item 1A. Risk Factors” in this Form 10-K for a discussion of risks related to requests by customers to provide vendor financing.
Generally, our contracts do not include a right of return, other than for standard warranty provisions. Due to customer purchasing patterns and the cyclical nature of the markets we serve, our sales historically have tended to be somewhat higher in the second half of the year, with the fourth quarter being the highest.
Competition
We operate in highly competitive markets that are sensitive to technological advances. Competitive factors in these markets include product quality and reliability, technological capabilities, cost-effectiveness and industry experience. In operating in these competitive markets, we have broadened how we work with our customers, expanding from our global LMR technology platform to include an integrated suite of physical security solutions via our Video and Command Center capabilities. The interplay of technologies, guided by our deep knowledge of public safety and enterprise workflows, delivers customers one connected system to unify their critical communications, video security, access control, data, and analytics streams.
We experience widespread competition from a growing number of existing and new competitors.
Our major competitors within our LMR, Video and Command Center technologies include the following companies:

Technology	Competitor
LMR	Airbus, BK Technologies, Hytera, iCOM, JVCKenwood Corporation, L3Harris Technologies, RCA, Samsung, Sepura, Tait, Zebra
Video
Allegion, Assa Abloy, Axis Communications, Axon Enterprise, Bosch, Brivo, Dahua Technology Company, dormakaba, Eagle Eye Networks, Flock, Genetec, Hanwha Group, Hikvision, Honeywell, Johnson Controls, Milestone Systems, Rhombus, Spectrum Brands, Verkada

Command Center
AlertMedia, Axon Enterprise, Carbyne, CentralSquare Technologies, Comtech Telecommunications, Everbridge, Hexagon, Intrado, Mark43, NICE Public Safety, Onsolve, Oracle Public Safety, Tyler Technologies, Versaterm

Other Information
Backlog
Our backlog includes orders that have been received and are believed to be firm. As of December 31, 2024 and December 31, 2023, our backlog was as follows:

	December 31
(In millions)	2024	2023
Products and Systems Integration	$4,135	$4,993
Software and Services	10,562	9,266
	$14,697	$14,259

Approximately 57% of the Products and Systems Integration segment backlog and 24% of the Software and Services segment backlog is expected to be recognized as revenue during 2025. The firmness of such orders is subject to future events that may cause the amount recognized to change. In 2023, our backlog in the Software and Services segment for Airwave services contracted with the Home Office through December 31, 2026 was reduced by $777 million to align with the legal order imposed by the Competition and Markets Authority ("CMA") which implemented a prospective price control on Airwave (the "Charge Control"). In 2024, as a result of the Home Office's notice of a contract extension (the "Deferred National Shutdown Notice"), we recorded additional backlog of $748 million to reflect an incremental three years of services extending through December 31, 2029. Subsequently, we filed an action with the U.K. High Court challenging the Deferred National Shutdown Notice as being in breach of U.K. procurement and public law. The trial in this matter is currently set to commence on April 22, 2025. The backlog related to the incremental years of service contemplated in the Deferred National Shutdown Notice could change depending on the outcome of proceedings. Refer to "Part 1. Item 1A. Risk Factors" of this Form 10-K for a discussion of the risks and uncertainties associated with our Airwave contract with the U.K.

Recent Acquisitions

Segment	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$22 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$91 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024
Products and Systems Integration	Video Security and Access Control	IPVideo	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023
Software and Services	Command Center	Rave Mobile	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
Products and Systems Integration	LMR Communications	Futurecom	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
Products and Systems Integration	LMR Communications	Barrett Communications	Provider of specialized radio communications.	$18 million	August 8, 2022
Products and Systems Integration	Video Security and Access Control	Videotec	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Software and Services	Video Security and Access Control	Calipsa	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
Software and Services	LMR Communications	TETRA Ireland	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Products and Systems Integration Software and Services	Video Security and Access Control	Ava	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022

Research and Development
We prioritize investments in research and development ("R&D") to expand and improve our products through both new product introductions and continuous enhancements to our core products. Our R&D programs are focused on the development of LMR Communications, Video and Command Center.
R&D expenditures were $917 million in 2024, $858 million in 2023 and $779 million in 2022. As of December 31, 2024, we had approximately 9,000 employees engaged in R&D activities. In addition, we engage in R&D activities with joint development and manufacturing partners and outsource certain activities to engineering firms to further supplement our internal spend.

Intellectual Property Matters
Patent protection is an important aspect of our operations. We have a portfolio of U.S. and foreign utility and design patents relating to our products, systems and technologies, including developments in radio frequency technology and circuits, wireless network technologies, over-the-air protocols, mission-critical communications, software and services, video security and access control, and next-generation enterprise and public safety. Each year, we also file new patent applications with the U.S. Patent and Trademark Office and foreign patent offices.
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
We actively participate in the development of standards for interoperable systems. Our patents are used in standards in which our products and services are based. We offer standards-based licenses to those patents on fair, reasonable and non-discriminatory terms.
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
We seek to obtain patents, copyright registrations, and trademark registrations to protect our proprietary positions whenever possible and wherever practical. As of December 31, 2024, we owned approximately 6,485 granted patents in the U.S. and foreign countries and had approximately 725 U.S. and foreign patent applications pending. Foreign patents and patent applications are mostly counterparts of our U.S. patents. During 2024, we were granted approximately 265 patents in the U.S. and in foreign countries.
We no longer own certain logos and other trademarks, trade names and service marks, including MOTOROLA, MOTO, MOTOROLA SOLUTIONS and the Stylized M logo and all derivatives thereof (“Motorola Marks”) and, since 2010, we have licensed the Motorola Marks from Motorola Trademark Holdings, LLC. which is currently owned by Motorola Mobility. For a description of the risks we face related to intellectual property, refer to “Part I. Item 1A. Risk Factors” of this Form 10-K.

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
We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain single-source suppliers were to become capacity-constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact our financial results. In addition, we import materials and components that are subject to import duties. As of December 31, 2024, the duties and tariffs we are subject to did not have a significant impact on our financial results.
We engage with global contract manufacturers who manufacture the majority of our products, across a diverse network of manufacturing locations worldwide, including facilities for our products in Mexico, Malaysia and Canada. We also manufacture, assemble, customize, stage and integrate products in the U.S.
Labor is generally available in reasonable proximity to our manufacturing facilities and the manufacturing facilities of our largest outsourced manufacturing suppliers. As needed, we may subcontract work to other companies to fulfill customer needs in geographical areas that we do not have coverage for or for additional services that we do not provide.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations. In addition, other rare earth materials are components used within our semiconductor manufacturing operations. Each of these resources is currently in adequate supply for our operations. The cost to operate our facilities and freight costs are dependent on world oil prices and external third-party logistics rates for inbound and outbound air lanes. Difficulties in obtaining any of the aforementioned resources, or significant cost increases, could affect our financial results.
For a description of risks related to our supply chain, our utilization of third-parties to manufacture our products, and our use of the services of subcontractors, refer to "Part 1. Item 1A. Risk Factors: of this Form 10-K.
Government Regulations
Environment, Worker Health and Safety & Climate Regulations
Some of our operations, both ongoing and discontinued, are regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites, as well as relating to the protection of the environment. Certain products of ours are subject to various federal, state, local and international laws governing chemical substances in products.
Certain aspects of our operations and supply chain have become, and are expected to become, increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards relating to climate change and other environmental and social impacts, risks and opportunities. For example, in the European Union (the "EU"), the EU Corporate Sustainability Reporting Directive, EU Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce, in staggered timelines, additional due diligence and disclosure requirements addressing sustainability that will apply to us in the coming years.
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
Telecommunications Regulations
Certain of our offerings include telecommunications or other communications services that are or may be subject to regulation in various federal, state, and international jurisdictions. For example, we are a provider of selective routing services for 911 calls in the US, which subjects us to various regulations, including those for 911 service reliability. As another example, we provide WAVE PTX push-to-talk offerings with and without telecommunications connectivity in various countries internationally. Additional types of regulations applicable to our offerings that include telecommunications or other communications services may include certification or licensing requirements, cybersecurity and incident reporting obligations, and regulatory fee requirements. If we do not comply with applicable rules and regulations, we could be subject to enforcement actions, fines, and restrictions on our ability to operate or offer certain of our services.
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
Compliance with the laws currently in effect described above did not have a material effect upon our capital expenditures, earnings or competitive position in 2022, 2023 and 2024. For a description of the risks we face related to these and other regulatory matters, refer to “Part 1. Item 1A. Risk Factors” of this Form 10-K.

Human Capital Management
We have a "people first" philosophy. Our employees are our driving force, drawn from all segments of our global society to make a difference for our customers.
As of December 31, 2024, we employed approximately 21,000 people globally with 51% in the North America region and 49% in the International region. Of our total global employees, 40% were employed in engineering.
Our goal is to foster a workplace where our employees feel that their unique perspectives, cultures and abilities contribute to their personal success, as well as our Company’s success. We believe the next big idea can come from anyone, anywhere, at any time. We offer structured mentorship and rotational programs and invest in employees’ development and training, enabling them to network, develop and grow their skills to influence the future of public safety and enterprise security. Employees also have access to a wide variety of technical, functional and professional skills learning resources, including virtual, self-directed courses and on-the-job learning opportunities.
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
We are committed to fostering a culture where all of our employees can thrive, our customers and communities are supported, and our partners recognize and share in our values. We invest in a broad spectrum of programs each year to support all employees globally, including our business councils that are open to all employees to enable networking and engagement across the company. We continued to see high levels of employee participation in 2024.
The safety of our employees remains a priority, and we continuously strive to provide a safe and injury-free workplace, using our global environmental, health and safety management system to ensure program and reporting consistency at all of our sites. Our general approach includes assessing risks and identifying controls through the use of our comprehensive job hazard and risk assessment tool.
Additional information regarding how our purpose and ethics inform our approach to corporate responsibility can be found in our Corporate Responsibility Report, which is available on our website. The information contained on or accessible through our corporate website, including but not limited to our Corporate Responsibility Report, is not incorporated by reference into and is not a part of this Form 10-K.

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
•Compensation and Leadership Committee Charter
•Governance and Nominating Committee Charter
All of our reports and corporate governance documents may also be obtained electronically and without charge by contacting Investor Relations at investors@motorolasolutions.com. Our website and the information contained therein or incorporated therein are not incorporated by reference into and are not a part of this Form 10-K.

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
Risks Related to Our Ability to Grow Our Business
As we introduce new products and services and enhance existing products and services in our segments, we may face increased areas of risk related to the success of such products and services that we may not be able to properly assess or mitigate, as well as increased competition and additional compliance obligations, each of which could harm our reputation, market share, results of operations and financial condition or result in additional obligations or liabilities for our business.
The markets for certain products and services of ours are characterized by evolving technologies, industry standards and customer preferences. For example, the software and video security industries are characterized by rapidly changing customer preferences in favor of cloud solutions and the adoption of AI capabilities. In some cases, it is unclear what specific technology will be adopted in the market or what delivery model will prevail. As another example, there are long standing initiatives by governments in several countries to transition public safety communications away from LMR networks onto public mobile broadband networks. While such initiatives have gained little traction to date, if customers conclude that public mobile broadband networks, potentially augmented with emerging technologies, provide adequate resiliency, coverage, control, and cost for their critical communication needs, it could adversely affect our LMR Communications sales. The process of developing new products and services and enhancing existing products and services to meet such evolving technologies, industry standards and customer preferences is complex, costly and uncertain. Any failure by us to effectively, timely, and frequently introduce new products and services or enhance current products and services, including by accurately predicting technological and business trends, controlling research and development costs or executing our strategy, could significantly harm our reputation, market share, results of operations and financial condition. Many of our products and services are complex and we may experience delays in completing development or introducing new products or services in the future.
In addition, new technologies and new competitors continue to enter our markets at a faster pace than we have experienced in the past, resulting in increased competition. We may face increasing competition from both incumbents and emerging competitors as customer contracts become larger, more complicated, and include an expanded range of services or complex product requirements. Expansion of our products and services may result in the applicability of new legal and regulatory requirements and restrictions and compliance obligations. Failure to comply with such restrictions or obligations could result in liabilities, including potential enforcement actions, fines, penalties or reputational harm, or increase the costs of doing business or delay or limit the range of new products and services we may be able to offer.
Catastrophic events may interrupt our business, or our customers’ or suppliers’ business, which may adversely affect our business, results of operations, financial position, cash flows and stock price.
Our business operations, and the operations of our customers and suppliers, are subject to interruption by natural disasters (including climate change-related events), flooding, fire, power shortages, the widespread outbreak of infectious diseases and pandemics, terrorist acts or the outbreak or escalation of armed hostilities, and other events beyond our control. Catastrophic events could have varied impacts such as those experienced during the COVID-19 pandemic, including impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. These events have had, and in the future could continue to have, a negative impact on our ability to manage our business and/or cause disruption of economic activity, which could have an adverse effect on our business, results of operations, financial position, cash flows and stock price.
Social, ethical, environmental, and competitive risks relating to the use of AI in our products and services could adversely affect our results of operations and business reputation.
We envision a future in which AI operating in our products and services will help our public safety and enterprise customers build safer communities. As we increasingly leverage AI, including generative AI, in our offerings, we may enable or offer products and services that draw controversy due to their actual or perceived impact on social and ethical issues resulting from the use of new and evolving AI. AI, including generative AI, may not always operate as intended and datasets may be insufficient or contain biased, harmful or offensive information, which could negatively impact our results of operations, environmental, social and governance (ESG) reputation, business reputation or customers’ acceptance of our AI offerings. Additionally, the energy consumption in data centers necessary to power AI systems may lead to actual or perceived environmental issues. Although we work to responsibly meet our customers’ needs for products and services that use AI, including through AI governance programs and internal technology oversight committees, we may still suffer reputational or competitive damage as a result of any inconsistencies in the application of the technology or ethical concerns, both of which may generate negative publicity.

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
In order to position ourselves to take advantage of growth opportunities or to meet other strategic needs such as product or technology gaps, we have made, and expect to continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the inability to realize our business plan with respect to the acquired businesses, (ii) the difficulty or inability in integrating newly-acquired businesses and operations in an efficient and effective manner, including ensuring proper integration of acquired businesses’ legal and regulatory compliance programs, information technology systems and financial reporting and internal control systems, (iii) the challenges in integrating acquired businesses to create the operating platform for physical security, (iv) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (v) the risk that our contractual relationships or the markets served do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (vi) the potential loss of key employees of the acquired businesses, (vii) the risk of diverting the attention of senior management from our operations, (viii) the risks of entering new markets in which we have limited experience, (ix) future impairments of goodwill, (x) the potential loss of intellectual property due to actions of employees in connection with such acquisitions, (xi) the risks of exposure to new patent assertions by third-parties directed at the technologies of the newly acquired businesses, and (xii) the potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risk.
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
Risks Related to the Operation of Our Business
If the quality of our products does not meet our customers' expectations or regulatory or industry standards, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
Some of the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from suppliers, or from finished products we purchase from other manufacturers, which we then resell to customers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers, particularly in light of the mission-critical nature of our products. Such pre-shipment and post-shipment quality issues can have legal, financial and reputational ramifications, including: (i) delays in the recognition of revenue, loss of revenue or future orders, or revenue reversals, (ii) customer-imposed penalties for failure to meet contractual requirements, (iii) increased costs associated with repairing or replacing products, and (iv) a negative impact on our goodwill and brand name reputation. In some cases, if the quality issue affects the product's performance, safety or regulatory compliance, then such a “defective” product may need to be “stop-built”, “stop-shipped” or recalled. Depending on the nature of the quality issue and the number of products in the field, it could cause us to incur substantial recall or corrective field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls and field actions involving regulatory non-compliance could also result in fines and additional costs. Recalls and field actions could result in third-party litigation by persons or companies alleging harm or economic damage as a result of the use of the products.
In addition, privacy advocacy groups and other technology and industry groups have established or may establish various new or different self-regulatory standards that may place additional obligations on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third-parties. Alternatively, our customers may expect us to offer products and services to help reduce energy consumption, improve efficiency and minimize greenhouse gas footprints. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our products and adversely affect our business.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as software and services, at acceptable prices to meet the demands of our customers and any disruption to our suppliers or significant increase in the price of supplies has had, and could continue to have a negative impact on our results of operations or financial condition.
Our ability to meet customers' demands depends, in part, on our ability to timely obtain an adequate delivery of quality materials, parts, and components, as well as software and services, from our suppliers. If demand for our products or services increases from our current expectations or if, as we have experienced in the past, suppliers are unable to meet our demand for other reasons, including as a result of supply chain constraints; natural disasters (including events related to climate change); import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries); financial issues or other factors, we have, and could continue to experience an interruption in supply or a significant increase in the price of supply. We expect that any future supply chain effects could also impact our ability to meet customer demand and negatively impact our results of operations.
Our suppliers have in the past, and may continue in the future, to significantly and quickly increase their prices in response to increases in costs related to the manufacture, distribution and/or repair of parts and components. As a result, we may not be able to increase our prices commensurately with our increased costs, which could negatively impact our results of operations or financial condition. In addition, certain supplies, including for some of our critical components, software and services solutions, are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. Where certain supplies are not available from our direct suppliers, we may be required to move to an alternative source or source certain items through the open market, which involves significantly increased prices that are difficult to forecast or predict. Each of these factors may impact our ability to meet customer demand and could negatively impact our results of operations or financial condition.
We are exposed to risks under large, multi-year system and services contracts that may negatively impact our business.
We enter into large, multi-year system and services contracts with municipal, state, and nationwide government and commercial customers. In some cases, we may not be the prime contractor and may be dependent on other third-parties such as commercial carriers or systems integrators. Our entry into these contracts exposes us to risks, including among others: (i) technological risks, (ii) risk of defaults by third-parties on whom we are relying for products or services as part of our offering or who are the prime contractors, (iii) financial risks, including potential penalties applicable to us if performance commitments in managed services contracts are not met, the estimates inherent in projecting costs associated with such contracts, the fact that such contracts often only receive partial funding initially and may be cancellable on short notice with limited penalties, our inability to recover front-loaded capital expenditures in long-term managed services contracts, the impact of the termination of funding for a government program or the insolvency of a commercial customer, and the impact of currency fluctuations and inflation, (iv) cybersecurity risks, especially in managed services contracts with public safety and enterprise customers that process data, and (v) political or regulatory risks, especially related to the contracts with government customers, including our Airwave contract in the U.K., as described below.
With respect to the financial and political or regulatory risks of such contracts, in 2023 the CMA imposed a legal order on Airwave, which implemented the Charge Control. After the Competition Appeal Tribunal ("CAT") dismissed our appeal of the Charge Control, we appealed the CAT's judgment to the United Kingdom Court of Appeal, which denied our application for permission to appeal the CAT's judgment on January 30, 2025. With the United Kingdom Court of Appeal's ruling, revenue will continue to be recognized in accordance with the Charge Control.
In addition, after our receipt in March 2024 of the Deferred National Shutdown Notice from the Home Office, we recorded additional backlog of $748 million to reflect the incremental three years of services related to the extension of the "national shutdown target date" on the Airwave services to December 31, 2029. In April 2024 we filed proceedings in the U.K. High Court challenging the decision of the Home Office to issue the Deferred National Shutdown Notice as being in breach of applicable U.K. procurement and public law, and a hearing on this matter has been set to commence on April 22, 2025. The backlog related to the incremental years of service contemplated in the Deferred National Shutdown Notice could change depending on the outcome of the proceedings.
Our employees, customers, suppliers and outsource partners are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
Our customers and suppliers are located throughout the world. In 2024, 28% of our revenue was generated outside of North America. In addition, 49% of our employees were employed outside of North America in 2024. Most of our suppliers' operations are outside the U.S.
A significant amount of manufacturing and research and development of our products, as well as administrative and sales facilities, takes place outside of the U.S. If the operations in these facilities are disrupted, our business, financial condition, results of operation, and cash flows could be negatively impacted.

Because of these sizable sales and operations outside of the U.S., we have more complexity in our operations and are exposed to a unique set of global risks that could negatively impact our business, financial condition, results of operations, and cash flows, including but not limited to: (i) currency fluctuations, including but not limited to increased pressure to agree to established currency conversion rates and cost of living adjustments as a result of foreign currency fluctuations, (ii) import/export regulations, tariffs, trade barriers and trade disputes (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (iii) compliance with and changes in U.S. and non-U.S. laws or regulations related to antitrust and competition (such as the CMA’s Charge Control and the EU Foreign Subsidies Regulation), anti-corruption (such as the Foreign Corrupt Practices Act and the U.K. Bribery Act), trade, labor and employment, environmental, health and safety, technical standards, consumer protection, intellectual property and data privacy, regulated services such as telecommunications, cybersecurity and AI, (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in securing local country approvals for cash repatriations, (v) reduced financial flexibility given that a significant percentage of our cash and cash equivalents is currently held outside of the U.S., (vi) challenges in collecting accounts receivable, (vii) cultural and language differences, (viii) instability in economic or political conditions, including inflation, recession, the imposition of sanctions and actual or anticipated military or political conflicts and terrorism, (ix) natural disasters, (x) public health issues or outbreaks or pandemics and (xi) litigation in foreign court systems and foreign enforcement or administrative proceedings.
Further, the benefits we receive under various agreements we have entered into with non-U.S. governments and agencies relate to our operations and/or sales in such foreign jurisdictions. If our operations or sales are not at levels originally anticipated, we may be at risk of having to reimburse benefits already granted, which could increase our cost of doing business in such foreign jurisdictions.
Over the last several years, we have utilized third-parties to develop, design and/or manufacture many of our components and some of our products, and to perform portions of certain business operations such as IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. We expect to continue these practices in the future, which limit our control over these business operations and expose us to additional risk as a result of the actions of our outsource partners.
We rely on third-parties to develop, design and/or manufacture many of our components and some of our products (including software), and to assist in performing certain IT, network connectivity, HR information systems, manufacturing, repair, distribution and engineering services. As we outsource more of such operations, we are not able to directly control these activities. We could have difficulties fulfilling our orders and our sales and profits could decline if: (i) we are not able to engage such third-parties with the capabilities or capacities required by our business, (ii) such third-parties lack our desired level of performance or service, lack sufficient quality control or fail to deliver quality components, products, services or software on time and at reasonable prices, (iii) there are significant changes in the financial or business condition of such third-parties, (iv) our third-party providers fail to comply with legal or regulatory requirements (such as the Uyghur Forced Labor Protection Act), (v) we have difficulties transitioning operations to such third-parties, or (vi) such third-parties are disrupted by external events, such as cyberattacks, natural disasters, public health issues, outbreaks or pandemics, extreme weather conditions related to climate change, acts of terrorism or political conflicts.
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
Once a business activity is outsourced, we may be contractually prohibited from or may not practically be able to bring such activity back within the Company or move it to another outsource partner. The actions of our outsource partners could result in reputational damage to us and could negatively impact our business, financial conditions, results of operations, and cash flows.
We utilize the services of subcontractors to perform under many of our contracts and the inability of our subcontractors to perform in a timely and compliant manner or to adhere to our Human Rights Policy could negatively impact our business.
We engage subcontractors, including third-party integrators, on many of our contracts and as we expand our technologies in our segments, our use of subcontractors has and will continue to increase. Our subcontractors may further subcontract performance and may supply third-party products and software from a number of smaller companies. In addition, it is our policy to require our subcontractors and other third-parties with whom we work to operate in compliance with applicable laws, rules and regulations, including our Human Rights Policy (and, in addition, for our suppliers to comply with our Supplier Code of Conduct).

We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor or its subcontractors and the functionality, warranty and indemnities of products, software and services supplied by our subcontractor. We are not always successful in passing down customer requirements to our subcontractors or a customer may otherwise look to us to cover a loss or damage, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractor. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, or secure preferred warranty and indemnity coverage from their suppliers, which might result in greater product returns, service problems, warranty claims and costs and regulatory compliance issues. Further, one of our subcontractors or other third-parties subject to our Human Rights Policy could fail to comply with such policies or with applicable law or may engage in unethical business practices. Any of the foregoing could cause orders to be canceled, relationships to be terminated or our reputation to be damaged, which could harm our business, financial condition and results of operations.
Increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators and other stakeholders regarding environmental, social and governance (“ESG”)-related practices and disclosures, as well as recent U.S. based anti-ESG efforts, may adversely affect our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely impact our business and results of operations.
There is increasing scrutiny and evolving expectations from investors, customers, lawmakers, regulators and other stakeholders on ESG-related practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion ("DEI"), forced labor, and workplace conduct. Regulators have imposed, and likely will continue to impose, ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks, including requiring additional reporting that will expand the public's access to our programs and metrics. In addition, recent "anti-ESG" sentiment has gained momentum in the U.S., with certain lawmakers and interest groups having proposed or enacted "anti-ESG" policies, legislation, or initiatives or issued related legal opinions. Furthermore, President Trump recently issued a series of executive orders, some of which target programs related to DEI and climate change. The Trump Administration has indicated that it will continue to scrutinize these programs. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG-related matters, and unfavorable ratings of us or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries. We have elected to share publicly our ongoing ESG-related efforts in our proxy statement, Corporate Responsibility Report, TCFD Report, and on our corporate website. Our business may face higher expectations as well as increased scrutiny related to these activities. Our failure or perceived failure to meet or maintain ESG-related goals or otherwise respond to anti-ESG efforts could harm our reputation, adversely impact our ability to attract and retain employees or customers, expose us to increased scrutiny from the investment community or enforcement authorities or otherwise adversely affect our business and results of operations.
Risks Related to Laws and Regulations
Existing or future legislation and regulations pertaining to AI, AI-enabled products and the use of biometrics (e.g., facial recognition) or other video analytics that apply to us or to our customers may make it more challenging, costly, or in some cases prohibit certain products or services from being offered or modified and subject us to regulatory and litigation risks and potential liabilities, which could adversely affect our business and results of operations.
Current or future legislation and governmental regulations pertaining to AI, AI-enabled products and the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, the AI Act in the EU became law in August 2024, with key obligations applying in stages through August 2027, including key provisions to us applying in early 2025 and August 2026. The AI Act will place significant restrictions on the use of AI for real-time “biometric identification” by law enforcement, and implement significant compliance requirements on the development and use of AI for biometric identification of any kind. Once implemented, the AI Act will also place compliance requirements on a variety of other AI uses by law enforcement, as well as on the companies that develop those products, including us. Other such laws are expected to pass around the globe, including the U.S. and Brazil, in the coming months and years. For example, in 2024, numerous U.S. states considered legislation that would establish a comprehensive regulatory framework for the use of AI. Colorado became the first state to enact such a law for private sector use of AI and New York enacted a law that will regulate public sector use of AI.
With respect to biometrics and other analytics, laws such as the Biometric Information Privacy Act in Illinois have restricted the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Additionally, laws such as the California automatic license plate recognition (“ALPR”) statute regulate the use of ALPRs and provide a private right of action to persons who have suffered actual damages from violation of the statute. The Federal Trade Commission has increasingly pursued enforcement actions against companies for the misuse of biometric information and the use of facial recognition technology without implementing appropriate safeguards. Current or future legislation, governmental regulations, and enforcement actions pertaining to biometrics and other analytics have exposed us to, and we expect will continue to expose us to, regulatory and litigation risks.

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
We are subject to complex and changing laws and regulations in various jurisdictions regarding cybersecurity, privacy, data protection, and information security which exposes us to increased costs and potential liabilities in the event of any actual or perceived failure to comply with such legal and compliance obligations and could adversely affect our business.
Various jurisdictions have adopted or are expected to introduce new laws and regulations regarding cybersecurity, privacy, data protection, and information security which have impacted, or we expect will impact, us by exposing us to increased costs and potential liabilities. With respect to cybersecurity laws and regulations, this includes the EU Directive (EU) 2022/2555 ("NIS2"), which became effective in the EU in October 2024 and is in the process of implementation by each EU Member State. NIS2 requires us to register with national cybersecurity agencies, submit significant cybersecurity incident reports and adopt appropriate measures to minimize cybersecurity risks. We may also become subject to new cybersecurity laws and regulations in other jurisdictions, as well as supplier-focused cybersecurity obligations. Compliance with these laws and regulations exposes us to increased costs and any noncompliance, whether actual or perceived, could result in potential liabilities.
With respect to privacy and data protection, the EU adopted the General Data Protection Regulation (“GDPR”) which took effect in 2018, harmonizing data protection laws across the EU. The GDPR strengthens individual privacy rights and enhances data protection obligations for processors and controllers of personal data. This includes expanded disclosures about how personal information is to be used, limitations on retention of information and mandatory data breach notification requirements. Noncompliance with the GDPR can trigger significant fines.
U.S. federal, state and other foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of personal data. Numerous state governments within the U.S. have enacted their own versions of “GDPR-like” privacy legislation, which has created, and we expect will continue to create, additional compliance challenges, risks, and administrative burdens. Comprehensive U.S. federal privacy legislation is also being discussed seriously by lawmakers, and the Federal Trade Commission has commenced a privacy rulemaking that may attempt to implement nationwide rules. These proposals, as well as other standalone federal bills, could restrict the ability of law enforcement to purchase data from private companies. It is possible that a one-size fits all compliance program may be difficult to achieve and manage globally, and that we will be forced to comply with a patchwork of inconsistent privacy regulations.
Several other countries in which we operate, including Australia and Brazil, have established legal requirements for cross-border data transfers. There is continued uncertainty concerning rules related to transfers of EU and United Kingdom (“U.K.”) personal data outside of their respective jurisdictions. There is also an increasing trend towards data localization policies. Cloud-based solutions may be subject to further regulation with respect to data localization requirements and restrictions on the international transfer of data. If countries implement more restrictive regulations for cross-border personal data transfers (or customers do not permit personal data to leave the country of origin), it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, which could adversely impact our business.
Because the interpretation and application of cybersecurity, privacy, data protection and information security laws and regulations are complex and still uncertain, it is possible that they may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products, software and services. Any failure or perceived failure by us, our business partners, or third-party service providers to comply with such laws and regulations, or applicable commitments in contracts, could result in proceedings against us by governmental entities or others and significant fines and penalties, and adversely affect our business.
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
Our business with or funded by the U.S. government is subject to specific laws and regulations with numerous and unique compliance requirements relating to formation, administration and performance of U.S. federal or federally funded contracts. These requirements, which may increase or change over time, may increase our performance and compliance costs thereby reducing our margins, which could have an adverse effect on our financial condition. Violations or other failures to comply with these laws, regulations or other compliance requirements could lead to terminations for default, suspension or debarment from U.S. government contracting or subcontracting for a period of time or other adverse actions. Such laws, regulations or other compliance requirements include those related to procurement integrity, export control, U.S. government security and information security regulations, supply chain and sourcing requirements and restrictions, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption, Trade Agreements Act, Buy America Act, other domestic content requirements, and the False Claims Act. For example, President Trump issued an executive order in January 2025 that requires, in relevant part, that every federal contract or grant award include a clause that requires the contractor or grant recipient to (1) agree that its compliance with all applicable federal anti-discrimination laws is material to the government’s payment decisions on such contract or grant for purposes of the False Claims Act, and (2) certify that it does not operate any programs promoting DEI that violate any applicable federal anti-discrimination laws. The executive order increases our compliance risk through an increased risk of civil False Claims Act liability if our DEI practices are deemed to violate the federal anti-discrimination laws.
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
We are a provider of certain services that include telecommunications in the U.S., including selective routing services for 911 calls. As such, we are subject to certain Federal Communications Commission (FCC) and possible state regulations relating to telecommunications, including some certification or licensing, service reliability, and regulatory fee requirements. If we do not comply with these regulations, we could be subject to enforcement actions, fines, and possibly loss of certifications or licenses to operate or offer certain of our services that are regulated telecommunications. Any enforcement action, which may be a public process, could also damage our reputation and erode customer trust.
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
Our operations and the products we manufacture are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental product compliance and remediation laws. Compliance with such existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what products and services we can offer, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, cleanup of, and exposure to certain substances. For example, in the U.S., laws often require parties to fund remedial studies or actions regardless of fault and oftentimes in response to actions or omissions that were legal at the time they occurred. We continue to incur disposal costs and have ongoing remediation obligations, including those resulting from previously or newly discovered environmental issues located at discontinued Company facilities and waste disposal sites formerly used by Company facilities, as well as current and former facilities of companies that we acquire. Changes to environmental laws or our discovery of additional obligations under these laws could have a negative impact on our financial performance.
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
Increased focus on climate change has contributed to an evolving state of environmental regulation and uncertainty related to such regulation, as well as physical risks of climate change, could impact our business, results of operations, financial or competitive position.
Increased public awareness and worldwide focus on climate change has led to legislative and regulatory efforts to limit greenhouse gas emissions, which has resulted in and may continue to result in, more international, federal or regional requirements or industry standards to reduce or mitigate global warming. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Additionally, legislative and regulatory efforts have focused on carbon taxes in certain areas where we operate. As a result, we may become subject to new or strengthened regulations, legislation or other governmental requirements or industry standards, and we anticipate that we will need to meet criteria related to reduction of greenhouse gas emissions, the elimination of certain constituents from products and increasing energy efficiency requirements. For example, the EU's Corporate Sustainability Reporting Directive, EU's Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce, in staggered timelines, additional due diligence and disclosure requirements addressing sustainability that will apply to us in the coming years. These requirements will, and other increased regulation of climate change concerns could, subject us to additional costs, disclosures and restrictions, and could require us to make certain changes to our manufacturing practices, operations, and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.
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
Since our 2022 tax year, the Tax Cuts and Jobs Act of 2017 has required that we capitalize and amortize our research and experimental expenditures over five or fifteen years, as applicable. This change in law had a materially negative impact on our cash tax liability in 2024, and we expect such change to continue to impact our cash tax liability through 2026, unless the provisions are repealed or deferred by Congress.
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

Certain tax policy efforts, including the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, many of the countries where we are subject to taxes, including the U.S., are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation, which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in many of the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition.
Risks Related to Information Technology and Intellectual Property
Increased cybersecurity threats could lead to a security breach or other significant disruption of our IT systems, those of our outsource partners, suppliers or those we manufacture, install, and in some cases operate and maintain for our customers, and could have a negative impact on our operations, sales, and operating results.
We rely extensively on our information systems to manage our business operations. We are subject to attempts to compromise our information technology systems from both internal and external sources. Like all information technology systems, our systems have been in the past, and could be in the future, vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyberattacks, cyber intrusions, computer viruses, security breaches, denial-of-service attacks, ransomware or other malware, energy blackouts, natural disasters and severe weather conditions, terrorism, sabotage, wars, insider threats, human errors and computer and telecommunication failures. As a provider of mission-critical physical security products and services for both public safety and enterprise customers in the U.S. and globally, including systems that we operate and maintain for certain customers of ours or as a software-based service, we face additional risk as a potential target of sophisticated attacks aimed at compromising both our company’s and our customers’ sensitive information and intellectual property. This risk is heightened because these systems may contain sensitive governmental information or personally identifiable or other protected information. Our vulnerability and that of our third-party vendors to cyber and other information technology risks may also be increased by factors such as cyberattacks related to geopolitical conflicts (which may be heightened by our global presence) and the large portion of our office workforce that continues to work from home. Additionally, the volume, frequency and sophistication of these threats (including through the use of AI) continues to grow and the complexity and scale of the systems to be protected continues to increase. As we continue to integrate the use of AI to enhance our accounting operations and help improve employee productivity and efficiency, we also face enhanced risks and challenges related to cybersecurity and information technology. Like other enterprise software companies, we also use open source software from time to time, which may be more susceptible to vulnerabilities that may not be identified with scanning tools. In an effort to protect against such attacks, we maintain insurance related to cybersecurity risks and employ a number of countermeasures and security controls, including training, audits, encryption, and utilization of commercial information security threat sharing networks. If we fail to effectively manage our cybersecurity, our business, products, and services could suffer from the resulting weaknesses in our infrastructure, systems or controls.
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
A cyberattack or other significant disruption involving our IT systems or those of our outsource partners, suppliers or our customers could result in substantial costs to repair or replace our IT systems or the loss of critical data and interruptions or delays in our ability, or that of our customers, to perform critical functions. Such disruption may also result in the unauthorized release of proprietary, confidential or sensitive information of us or our customers, or the disruption of services provided to customers and essential for their mission. Such unauthorized access to, or release of, information or disruption of services could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, given the mission-critical nature of our customers’ systems, (iii) subject us to claims for breach of contract, tort, and other civil claims without adequate indemnification from our suppliers, (iv) subject us to time-intensive notification requirements, (v) damage our reputation, and (vi) require us to provide modifications or replacements to our products and services. Our potential liability related to such claims by customers or third-parties described above may not be contractually capped nor fully covered by our insurance, and our insurance coverage may not continue to be available on commercially reasonable terms or at all. We could face regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data is improperly disclosed or misused. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.

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
Additionally, because our products are comprised of complex technology, we are often involved in or impacted by assertions, including both requests for licenses and litigation, regarding third-party patents and other intellectual property rights. The development of products operable in accordance with industry standards, such as those related to 4G, 5G, audio, video, or various other wireless technologies may result in third-party patent royalty demands. Third-parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. Many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing-based revenue from product manufacturing companies. The patent holders often make broad and sweeping claims regarding the applicability of their patents to our products and services, seeking a percentage of sales as licenses fees, seeking injunctions to pressure us into taking a license, or a combination thereof. Third-party litigation funding exacerbates this situation, sometimes hindering the ability to settle matters. Defending claims may be expensive and divert the time and efforts of our management and employees. Third-parties may also seek broad injunctive relief, which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing products or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. Such licenses, if available at all, may not be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customers or suppliers are subject to a final injunction.
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
We rely on the experience of our senior management, most of whom have been with us for many years and as a result have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the CEO, a member of senior management, or an engineer or other key employee, particularly to a competitor, could also place us at a competitive disadvantage. In addition, we face increased demands for technical personnel in areas such as software development, which is an area of particularly high demand for skilled employees. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to develop successful new products or services. In particular, we have faced, and expect to continue to face, intense competition globally for experienced software and cloud computing infrastructure engineers, as well as employees in data science and AI. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees. Our efforts to attract, develop, integrate, and retain highly skilled employees with appropriate qualifications may be compounded by the increased availability of remote working arrangements, which has expanded the pool of companies that can compete for our employees and employment candidates. Further, if we fail to adequately plan for the succession of our CEO, senior management and other key employees, our business could be negatively impacted.
Risks Related to Financial Performance or Economic Conditions
As we are a global company, we face a number of risks related to current global economic and political conditions in the markets in which we operate that have and could continue to unfavorably impact our business, financial condition, results of operations and cash flows.
Global economic and political conditions continue to be challenging for many of our government and enterprise markets, as economic growth in many countries has remained low or declined, currency fluctuations have impacted profitability, credit markets have remained tight for certain counterparties of ours and some of our customers are dependent on government grants to fund purchases of our products and services.

In addition, global conflicts, including the China-Taiwan conflict and those in the Middle East, as well as the results of elections or other political conditions, have created, and could create in the future, many economic and political uncertainties that impact worldwide markets, including impacts relating to new, increased or retaliatory tariffs (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries) and potential trade wars, and threats to national security vulnerabilities linked to country of origin. The length of time these adverse economic and political conditions may persist is unknown.
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
We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, British pound, Canadian dollar and Australian dollar, has had in the past, and could continue to, cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar has in the past, and could continue to, negatively affect our results of operations.

Returns on pension and retirement plan assets and interest rate changes could affect our earnings and cash flows in future periods.
We have underfunded pension obligations, in part resulting from the fact that we retained almost all of the U.S. pension liabilities and a major portion of our non-U.S. pension liabilities following our past divestitures. The funding position of our pension plans is affected by the performance of the financial markets, particularly the equity and debt markets, and the interest rates used to calculate our pension obligations for funding and expense purposes. Minimum annual pension contributions are determined by government regulations and calculated based upon our pension funding status, interest rates, and other factors. If the financial markets perform poorly, we have been and could be required to make additional large contributions. The equity and debt markets can be volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can affect our contribution requirements. In volatile capital market environments, the uncertainty of material changes in future minimum required contributions increases.

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
We have designed and implemented a global incident response procedure, which helps enable us to quickly detect, respond to, and recover from third-party malicious attacks and potential security incidents. This procedure includes formal steps to review incidents and implement improvements, including steps to involve the Vice President of Cybersecurity & Information Technology Infrastructure, as appropriate. In addition, we have other specific information security policies and standards, organized to align with various NIST frameworks, which we use to manage our cybersecurity risks.
Assessing, identifying and managing cybersecurity risks are integrated into our audit services department’s annual ERM assessment, which is designed to identify, assess, prioritize, mitigate and monitor our principal risks. The ERM assessment considers the probability, impact and velocity of potential risks, providing management and the Audit Committee with an overarching and objective view of the Company's risk management activities. Audit services identifies and conducts engagements utilizing inputs from the ERM assessment. The engagements span financial, operational, strategic and compliance risks, with a view to assessing risks over a two-year time horizon. The engagement results assist management in maintaining acceptable risk levels. The Vice President of Audit Services reports directly to the Audit Committee as well as to the Chief Financial Officer and meets regularly with the Audit Committee and its chairperson, including in executive sessions. Separately, the Vice President of Audit Services and Vice President of Ethics & Compliance head an internal cross-functional team (including members from our cybersecurity and data privacy programs, among others) that holds regular meetings to discuss the key risks facing the Company and related mitigation efforts, including cybersecurity risks. Cybersecurity risk is tracked as a principal risk within the context of the ERM assessment.
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

We are subject to attempts to compromise our information technology systems from both internal and external sources. Like all information technology systems, our systems have been in the past, and could be in the future, vulnerable to damage, unauthorized access or interruption from a variety of sources. As of the filing of this Form 10-K, we are not aware of any such attacks that have occurred since the beginning of 2024 that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, if as a result of any future attacks our information technology systems are significantly damaged, cease to function properly or are subject to a significant cybersecurity breach, we may suffer an interruption in our ability to manage and operate our business, and our business strategy, results of operations or financial condition could be adversely affected. Such attacks, whether or not successful, could damage our reputation and result in significant costs related to, for example, repairing or replacing our IT systems; the loss of critical data; interruptions or delays in our ability, or that of our customers, to perform critical functions; defending against claims for breach of contracts, tort and other civil claims without adequate indemnification from our suppliers; providing time-sensitive notification requirements; and providing modifications or replacements to our products and services. In addition, the volume, frequency and sophistication of these threats (including through the use of AI) continues to grow and the complexity and scale of the systems to be protected continues to increase. See “Risks Related to Information Technology and Intellectual Property” in “Part I. Item 1A. Risk Factors” of this Form 10-K for further information.
Corporate Governance
Our Board has delegated to the Audit Committee the responsibility to oversee risks related to cybersecurity threats. Specifically, subject to oversight by the full Board, the Vice President of Cybersecurity & Information Technology Infrastructure provides the Audit Committee with periodic cybersecurity and information security reports, including recent cybersecurity incidents and cybersecurity products and operations. Annually, the Vice President of Audit Services reviews the results of the ERM assessment with the Audit Committee as well. In addition, a subset or the full group of certain individuals, such as our Chief Information Officer, Vice President of Cybersecurity & Information Technology Infrastructure, and Data Protection Officer, present at least once per year to the Audit Committee regarding cybersecurity and data privacy risk topics. The full Board is regularly informed about such risks through Audit Committee reports and presentations.
Our Vice President of Cybersecurity & Information Technology Infrastructure, along with this individual's teams, are in charge of assessing and managing our risks related to cybersecurity, including by setting our strategy, policies, standards and processes in these areas, as further described above under “Risk Management & Strategy.” Utilizing the processes noted above, these teams remain informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.
Our Vice President of Cybersecurity & Information Technology Infrastructure has over thirty years of work experience in the information technology field, specifically information security. This individual began their career as a security engineer, progressing to a security architect, and then to overall leader of the Cybersecurity and Information Technology Infrastructure functions at the Company. This individual holds a Master of Computer Science degree. This individual also maintains a Certified Information Security Manager (CISM) certification from ISACA, an international professional organization focused on IT governance, as well as a Certified Information Systems Security Professional (CISSP) certification from the International Information System Security Certification Consortium (ISC2), a leading member association for cybersecurity professionals.

Item 2: Properties
As of February 7, 2025, the material properties that we used in connection with our business, serving all segments, are as follows. We believe these properties are suitable and adequate for our current business operations.

Location	Approximate Operating Size in Sq. Ft. (In thousands)	Owned vs. Leased	Purpose
Elgin, Illinois, U.S.	301	Leased	Manufacturing, assembly, staging and distribution
Schaumburg, Illinois, U.S.	282	Leased	Research & development and customer support
Penang, Malaysia	254	Leased	Distribution, research & development and corporate administrative
Krakow, Poland	191	Leased	Research & development and corporate administrative
Plantation, Florida, U.S.	172	Leased	Research & development and corporate administrative
Tel Aviv, Israel	139	Leased	Research & development and corporate administrative
Allen, Texas, U.S.	138	Owned	Research & development and corporate administrative
Schio, Italy	125	Leased	Manufacturing, engineering, administrative
Chicago, Illinois, U.S.	102	Leased	Corporate administrative (global headquarters)
Vancouver, BC, Canada	70	Leased	Corporate administrative

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
Refer to the description of "Hytera Civil Litigation" in "Note 12: Commitments and Contingencies” to our consolidated financial statements included in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for information regarding our legal proceedings.

Item 4: Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
The following are the persons who are the executive officers of the Company, their ages, and current titles as of February 14, 2025 and the positions they have held during the last five years with the Company or as otherwise noted:
Gregory Q. Brown; age 64; Chairman and Chief Executive Officer since May 3, 2011.
Katherine Maher, age 42; Corporate Vice President and Chief Accounting Officer since March 14, 2022; Vice President and Corporate Controller from November 2021 to March 2022; Finance Director, North America Credit & Systems Integration, from July 2020 to November 2021; and North America Distribution Finance Director from May 2018 to July 2020.
John P. "Jack" Molloy; age 53; Executive Vice President and Chief Operating Officer since November 18, 2021 and Executive Vice President, Products and Sales from August 2018 to November 2021.
Kathryn Moore; age 52; Senior Vice President, Human Resources since January 1, 2025; Corporate Vice President, Human Resources from February 2022 to December 2024; and Vice President, Human Resources from June 2019 to February 2022.
Rajan S. Naik; age 53; Senior Vice President, Strategy and Ventures, since December 2017.
James A. Niewiara; age 56; Senior Vice President, General Counsel since February 1, 2023; Senior Vice President, Commercial Law, Litigation, Antitrust & Intellectual Property from April 2020 to January 2023; and Corporate Vice President, Lead Counsel, Commercial Law, Litigation & Antitrust from May 2019 to April 2020.
Mahesh Saptharishi; age 47; Executive Vice President and Chief Technology Officer since November 18, 2021; Senior Vice President, Software Enterprise and Mobile Video, and Chief Technology Officer from June 2021 to November 2021; Chief Technology Officer & Senior Vice President, Software Enterprise from April 2021 to June 2021; and Senior Vice President, Chief Technology Officer from February 2019 to April 2021.
Jason J. Winkler; age 50; Executive Vice President and Chief Financial Officer since July 1, 2020 and Senior Vice President, Finance from September 2018 to June 2020.
Cynthia M. Yazdi; age 60; Senior Vice President, Communications & Brand since February 2, 2022; Senior Vice President, Chief of Staff, Communications & Brand and Motorola Solutions Foundation from November 2021 to February 2022; and Senior Vice President, Chief of Staff, Marketing and Communications and Motorola Solutions Foundation from August 2018 to November 2021.
The above executive officers will serve as executive officers of the Company until the regular meeting of the Board of Directors in May 2025 or until their respective successors are elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Motorola Solutions' common stock is listed on the New York Stock Exchange and trades under the symbol "MSI." The number of stockholders of record of its common stock on February 7, 2025 was 16,633. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.
During 2024, we declared regular quarterly dividends of $0.98 per share of our common stock for each of the first three quarters of fiscal 2024, and $1.09 per share of our common stock for the fourth quarter of fiscal 2024. While we expect to continue to pay comparable regular quarterly dividends in 2025, any future dividend payments will be at the discretion of our Board of Directors and will depend upon our profits, financial requirements and other factors, including legal restrictions on the payment of dividends, general business conditions and such other factors as our Board of Directors deems relevant.
Unregistered Sales of Equity Securities
On October 29, 2024, the Company issued 9,530 shares of common stock in connection with the acquisition of 3tc Software to certain former shareholders of the corporation. The stock was issued for an aggregate grant fair value of $4 million that will be expensed over an average service period of 1 year. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
09/27/2024 to 1024/2024	—	$—	—	$2,340,137,531
10/25/2024 to 11/21/2024	—	$—	—	$2,340,137,531
11/22/2024 to 12/30/2024	217,910	$472.23	217,910	$2,237,233,113
Total	217,910	$472.23	217,910

(1)
Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Consolidated Statement of Stockholders' Equity for the year ended December 31, 2024.

(2)
As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2024, the Company had used approximately $15.8 billion to repurchase shares, leaving approximately $2.2 billion of authority available for future repurchases.

Performance Graph
The following graph compares the five-year cumulative total shareholder returns of Motorola Solutions, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
This graph assumes $100 was invested in the stock or the indices on December 31, 2019 and reflects the reinvestment of dividends.

Five-Year Performance Graph
Price
$360
$320
$280
$240
$200
$160
$120
$80
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Motorola Solutions
S&P 500
S&P Communications

Years Ended December 31	2019	2020	2021	2022	2023	2024
Motorola Solutions	$100.00	$107.39	$173.87	$167.25	$205.78	$306.85
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
S&P Communications Equipment	$100.00	$100.63	$152.27	$122.01	$146.98	$202.92

Item 6: [Reserved.]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position as of December 31, 2024 and 2023 and results of operations and cash flows for each of the three years in the period ended December 31, 2024. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
Our Business
Motorola Solutions' business is safety and security. Every day we work to deliver on our commitment of helping to create safer communities, safer schools, safer hospitals and safer businesses. Our work as a global leader in public safety and enterprise security is grounded in nearly 100 years of close customer and community collaboration. We design and advance technology for more than 100,000 public safety and enterprise customers in over 100 countries, driven by our commitment to help make everywhere safer for all.
We manage our business organizationally through two segments: “Products and Systems Integration” and “Software and Services.” Within these segments, we have three principal product lines in which we report net sales: LMR Communications, Video and Command Center.
The Company has invested across these three technologies organically and through acquisitions to evolve its LMR focus and expand its safety and security products and services.
Our strategy is to generate value through our technologies that help meet the changing needs of our customers around the world in protecting people, property and places. While each technology individually strives to make users safer and more productive, we believe we can enable better outcomes for our customers when we unite these technologies to work together. Our goal is to help remove silos and barriers between people and technologies, so that data unifies, information flows, operations run and collaboration improves to help strengthen safety and security everywhere. Across all three technologies, we offer on-premises, cloud-based and hybrid software solutions, and services such as cybersecurity subscription services and managed and support services.
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
The principal products within each segment, by technology, are described below:
Products and Systems Integration Segment
In 2024, the segment’s net sales were $6.9 billion, representing 64% of our consolidated net sales.
LMR Communications
Our LMR Communications technology includes infrastructure and devices for LMR, as well as devices for public safety Long Term Evolution (“LTE”) and public carrier LTE. Our technology enables voice and multimedia collaborations across two-way radio, WiFi and public and private broadband networks. We are a global leader in the two-way radio category, including Project 25 (P25), Terrestrial Trunked Radio ("TETRA") and Digital Mobile Radio (DMR), as well as other PCR solutions. We also deliver LTE solutions for public safety, government and commercial users, including devices operating in both low-band and mid-band frequencies, including Citizens’ Broadband Radio Service (CBRS) frequencies. We also offer High Frequency (HF) and Very High Frequency (VHF) communications technology to military, government and relief agency customers who require dynamic and mobile point-to-point voice communications in remote environments without the need for fixed infrastructure.
We believe that public safety agencies and enterprises continue to trust LMR communications systems and devices because they are purpose-built and designed for reliability, availability, security and resiliency to help keep people connected even during the most challenging conditions.
By extending our two-way radios with broadband data capabilities, we strive to provide our customers with greater functionality and multimedia access to the information and data they need in their workflows. Examples include application services such as GPS location to better protect lone workers, job dispatch to assign tasks and work orders and over-the-air programming to optimize device uptime. Our view is that complementary data applications such as these enable government, public safety and enterprise customers to work more efficiently and safely, while maintaining their mission-critical voice communications to remain connected and working in collaboration with others.
Primary sources of revenue for this technology come from selling devices and building communications systems, including infrastructure, the installation and integration of our infrastructure equipment within our customers’ technology environments. The LMR technology within the Products and Systems Integration segment represented 83% of the net sales of the total segment in 2024.

Video
Our Video technology includes video management infrastructure, AI-powered security cameras including fixed and certain mobile video equipment, as well as on-premises and cloud-based access control solutions. We deploy video security and access control solutions to thousands of government and enterprise customers around the world, including schools, transportation systems, healthcare centers, public venues, commercial real estate, utilities, prisons, factories, casinos, airports, financial institutions, government facilities, state and local law enforcement agencies and retailers. Organizations such as these utilize video security and access control to verify critical events or incidents in real-time and to provide data to investigate an event or incident after it happens.
Our view is that government and public safety customers are increasingly turning to video security technologies, including fixed and mobile cameras, to increase visibility, accountability and safety for communities and first responders alike.
The Video technology within the Products and Systems Integration segment represented 17% of the net sales of the total segment in 2024.
Software and Services Segment
In 2024, the segment’s net sales were $3.9 billion, representing 36% of our consolidated net sales.
LMR Communications
LMR Communications services include support and managed services, which offer a broad continuum of support for our customers. Support services include repair and replacement, technical support and preventative maintenance, and more advanced offerings such as system monitoring, software updates and cybersecurity services. Managed services range from partial to full operational support of customer-owned or Motorola Solutions-owned communications systems. Our customers’ systems often have multi-year or multi-decade lifespans that help drive demand for software upgrades, device and infrastructure refresh opportunities, as well as additional services to monitor, manage, maintain and secure these complex networks and solutions. We strive to deliver services to our customers that help improve performance across their systems, devices and applications for greater safety and productivity.
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
The LMR technology within the Software and Services segment represented 60% of the net sales of the total segment in 2024.
Video
Video software includes video network management software, decision management and digital evidence management software, certain mobile video equipment and advanced vehicle location data analysis software, including license plate recognition. Our software is designed to complement video hardware systems, providing end-to-end video security to help keep people, property and places safe.
Our video network management software is embedded with AI-powered analytics to deliver operational insights to our customers by bringing attention to important events within their video footage. Given the growing volume of video content, we believe that analytics are critical to delivering meaningful, action-oriented insights. Our view is that these insights can help to proactively detect an important event in real time as well as reactively search video content to detect an important event that occurred in the past. For example, AI-powered analytics can highlight a person at a facility out of hours (unusual activity), locate a missing child at a theme park (appearance search), flag a vehicle of interest at a school (license plate recognition), send an alert if doors to a restricted area are propped open at a hospital (access control), or trigger a school's customized lockdown plan while simultaneously alerting first responders and sharing video footage from inside the school.
Our cloud technologies can offer organizations the ability to access, search and manage their video security intrusion and access control system from a centralized dashboard, accessible on remote devices such as smartphones and laptops. Additionally, our on-premises fixed video systems can be connected to the cloud, providing our customers with the ability to securely access and manage video across their sites from a remote or central monitoring location. We believe that governments, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure.
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
The Video technology within the Software and Services segment represented 20% of the net sales of the total segment in 2024.

Command Center
Our Command Center portfolio consists of cloud-native, on-premises and hybrid software solutions that support the complex process of the public safety workflow from "911 call to case closure." From the moment a person contacts 911, an array of individuals engage to gather information, coordinate a response and manage the incident to resolution. These individuals include call takers who answer and triage 911 calls; dispatchers who route calls to police, fire and emergency medical services to manage the response; first responders who support on scene; intelligence analysts who support the incident; records and evidence specialists who preserve information and evidence; detectives who manage cases; crime analysts who identify patterns and accelerate investigations; and corrections officers who oversee jail and inmate management.
To help ensure that individuals within the public safety workflow can work as efficiently, effectively and safely as possible, we believe it’s important that individuals within enterprises and communities can communicate and collaborate directly with public safety agencies, particularly during emergencies. Our Command Center portfolio offers solutions that are designed to help community members, enterprises and public safety agencies work together and share information in an effort to help prevent critical events from escalating and better inform an emergency response when an incident unfolds.
Our Command Center software is designed to support an emergency response. In the 911 communications center, we offer call taking and management software (including multimedia communication capabilities and AI-powered call transcription and language translation) and voice and computer-aided dispatch software to assign first responders to incidents. For emergency management teams, we offer mass notification and alerting (including panic button mobile applications) and incident collaboration software that aids in coordinating a multi-disciplinary response. In the field, we offer mobile applications that help first responders to collaborate with each other, remain connected to the information they need, manage an incident, capture critical information to support investigations, and remotely file reports. For information and support services teams, we offer integrated records and evidence management software, as well as solutions for managing tips and publishing crime maps to aid community engagement. For intelligence and investigations teams, we offer software that can unify voice, video and data in order to increase situational awareness from a single map-based view during a real-time incident response, and investigative tools to help uncover connections across records to generate leads and help close cases. For enterprises, we provide incident management and business resilience solutions that help secure people and facilities, as well as share information with public safety when an incident necessitates it.
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
Finally, as the Command Center market continues to evolve from on-premises to hybrid and cloud technologies to improve their operations, we offer both cloud-native applications and cloud features that enhance on-premises applications. We believe this flexibility helps our customers to optimize their investments and enhance their systems with the technologies of their choice.
The Command Center technology within the Software and Services segment represented 20% of the net sales of the total segment in 2024.
2024 Financial Results
•Net sales were $10.8 billion in 2024 compared to $10.0 billion in 2023.
•Operating earnings were $2.7 billion in 2024 compared to $2.3 billion in 2023.
•Net earnings attributable to Motorola Solutions, Inc. were $1.6 billion, or $9.23 per diluted common share in 2024, compared to earnings of $1.7 billion, or $9.93 per diluted common share in 2023.
•Our operating cash flow was $2.4 billion in 2024 compared to $2.0 billion in 2023.
•We returned approximately $898 million of capital to shareholders, in the form of $654 million in dividends and $244 million in share repurchases in 2024. Additionally, we repurchased the $1.0 billion aggregate principal amount of the 1.75% senior convertible notes issued to Silver Lake Partners and scheduled to mature in 2024 ("the Silver Lake Convertible Debt"), for $1.59 billion in cash, inclusive of the conversion premium.
•We increased our quarterly dividend by 11% to $1.09 per share in November 2024.
•We ended 2024 with a backlog position of $14.7 billion, up $438 million compared to 2023.

Segment Financial Highlights
•In the Products and Systems Integration segment, net sales were $6.9 billion in 2024, an increase of $641 million, or 10%, compared to $6.2 billion in 2023. On a geographic basis, net sales increased in both the North America and International regions. Operating earnings were $1.7 billion in 2024, compared to $1.2 billion in 2023. Operating margins increased in 2024 to 24.3% from 19.9% in 2023 primarily due to higher sales and favorable mix, partially offset by higher employee incentive costs, including share-based compensation, higher expenses related to legal matters, including Hytera-related expenses, and higher expenses associated with acquired businesses.
•In the Software and Services segment, net sales were $3.9 billion in 2024, an increase of $198 million, or 5%, compared to $3.7 billion in 2023. On a geographic basis, net sales increased in the North America region and decreased in the International region. Operating earnings were $1.0 billion in 2024, compared to $1.1 billion in 2023. Operating margins decreased in 2024 to 25.7% from 28.1% in 2023 primarily driven the revenue reduction on Airwave services in accordance with the Charge Control, higher employee incentive costs, including share-based compensation, higher expenses associated with acquired businesses and higher expenses related to legal matters, partially offset by higher sales and a reduction in intangible amortization expenses.
Recent Events
U.K. Home Office Update
In October 2021, the Competition and Markets Authority ("CMA") opened a market investigation into the Mobile Radio Network Services market. This investigation included Airwave, our private mobile radio communications network that we acquired in 2016. Airwave provides mission-critical voice and data communications to emergency services and other agencies in Great Britain.
In 2023, the CMA imposed a legal order on Airwave which implemented a prospective price control on Airwave (the "Charge Control"). After the Competition Appeal Tribunal ("CAT") dismissed our appeal of the CMA's final decision, we appealed the CAT's judgment to the United Kingdom Court of Appeal. On January 30, 2025, the United Kingdom Court of Appeal denied our application for permission to appeal the CAT's judgment. Since August 1, 2023, revenue under the Airwave contract has been, and will continue to be, recognized in accordance with the Charge Control.
On March 13, 2024, we received a notice of contract extension (the “Deferred National Shutdown Notice”) from the Home Office of the United Kingdom (the "Home Office"). The Deferred National Shutdown Notice extends the “national shutdown target date” of the Airwave service from December 31, 2026 to December 31, 2029, at the Charge Control rates. Our backlog for Airwave services contracted with the Home Office through December 31, 2026 was previously reduced by $777 million to align with the Charge Control. In 2024, as a result of the Home Office's notice of a contract extension pursuant to their Deferred National Shutdown Notice, we recorded additional backlog of $748 million to reflect the incremental three years of services. On April 11, 2024, we filed proceedings in the U.K. High Court challenging the decision of the Home Office to issue the Deferred National Shutdown Notice as being in breach of applicable U.K. procurement and public law. The hearing on this matter has been set to commence on April 22, 2025. The backlog related to the incremental years of service contemplated in the Deferred National Shutdown Notice could change depending on the outcome of the proceedings.
On December 5, 2024, a proposed class representative filed a claim with the CAT to bring collective proceedings against us, alleging that users of Airwave services during the period January 1, 2020 through July 31, 2023 suffered financial harm as a result of the pricing in effect during such time (the "Collective Proceeding"). The initial stage of the Collective Proceeding will involve "Certification" of the claim by the CAT, which we expect to be heard in 2025.

Recent Acquisitions

Segment	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$22 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$91 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024
Products and Systems Integration	Video Security and Access Control	IPVideo	Creator of a multifunctional safety and security device.	$170 million and share-based compensation of $5 million	December 15, 2023
Software and Services	Command Center	Rave Mobile	Provider of mass notification and incident management services.	$553 million and share-based compensation of $2 million	December 14, 2022
Products and Systems Integration	LMR Communications	Futurecom	Provider of radio coverage extension solutions.	$30 million	October 25, 2022
Products and Systems Integration	LMR Communications	Barrett Communications	Provider of specialized radio communications.	$18 million	August 8, 2022
Products and Systems Integration	Video Security and Access Control	Videotec	Provider of ruggedized video security solutions.	$23 million and share-based compensation of $4 million	May 12, 2022
Software and Services	Video Security and Access Control	Calipsa	Provider of cloud-native advanced video analytics.	$39 million and share-based compensation of $4 million	April 19, 2022
Software and Services	LMR Communications	TETRA Ireland	Provider of Ireland's National Digital Radio Service.	$120 million	March 23, 2022
Products and Systems Integration Software and Services	Video Security and Access Control	Ava	Provider of cloud-native video security and analytics.	$388 million and share-based awards and compensation of $7 million	March 3, 2022

Climate Change Regulations
We expect that our operations and supply chain will become increasingly subject to federal, state, local and foreign laws, regulations and international treaties and industry standards relating to climate change and other environmental and social impacts, risks and opportunities. For example, in the European Union (the “EU”), the EU Corporate Sustainability Reporting Directive, EU Corporate Sustainability Due Diligence Directive and EU taxonomy initiatives will introduce, in staggered timelines, additional due diligence and disclosure requirements addressing sustainability that will apply or we expect will apply, as applicable, to us in the coming years.

Looking Forward
We expect continued growth within our global LMR installed base as a number of events such as natural disasters and large-scale incidents continue to reinforce the importance of having secure, reliable LMR for public safety. We believe our augmentation of LMR with broadband solutions will also drive growth, as we expect our customers will look to integrate valuable data capabilities. We expect to provide additional services to existing LMR customers as communications systems become more complex, software-centric and data-driven.
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
Within Video, we expect growth across our portfolio of fixed and mobile video security solutions embedded with advanced analytics and access control solutions. We believe drivers include the expansion of traditional video sales beyond enterprise customers to governments and public safety customers. Additionally, we believe that governments, public safety agencies and enterprises are increasingly turning to scalable, cloud-based multi-factor authentication access control to make their facilities more secure with the ability to securely access, search and manage these systems across their sites from a remote or central monitoring location. We also expect customers to continue to embrace analytics that convert video data into actionable insights and offerings such as "video-as-a-service."
We anticipate new opportunities from the investments we are making to integrate our LMR, Video and Command Center technologies into one unified safety and security ecosystem. We expect that our customers will continue to turn to cloud-based integrated solutions, as well as, we have made go-to-market and research and development investments in both Video and our Command Center technologies with growth in mind. We have made a number of acquisitions and we see opportunities to continue to rationalize costs within both segments of our business, further driving operating leverage in our businesses.

Results of Operations

	Years ended December 31
(Dollars in millions, except per share amounts)	2024	% of Sales **	2023	% of Sales **	2022	% of Sales **
Net sales from products	$6,454		$5,814		$5,368
Net sales from services	4,363		4,164		3,744
Net sales	10,817		9,978		9,112
Costs of product sales	2,674	41.4%	2,591	44.6%	2,595	48.3%
Costs of services sales	2,631	60.3%	2,417	58.0%	2,288	61.1%
Costs of sales	5,305	49.0%	5,008	50.2%	4,883	53.6%
Gross margin	5,512	51.0%	4,970	49.8%	4,229	46.4%
Selling, general and administrative expenses	1,752	16.2%	1,561	15.6%	1,450	15.9%
Research and development expenditures	917	8.5%	858	8.6%	779	8.5%
Other charges	155	1.4%	257	2.6%	339	3.7%
Operating earnings	2,688	24.8%	2,294	23.0%	1,661	18.2%
Other income (expense):
Interest expense, net	(227)	(2.1)%	(216)	(2.2)%	(226)	(2.5)%
Gains on sales of investments and businesses, net	—	—%	—	—%	3	—%
Other, net	(489)	(4.5)%	68	0.7%	77	0.8%
Total other expense	(716)	(6.6)%	(148)	(1.5)%	(146)	(1.6)%
Net earnings before income taxes	1,972	18.2%	2,146	21.5%	1,515	16.6%
Income tax expense	390	3.6%	432	4.3%	148	1.6%
Net earnings	1,582	14.6%	1,714	17.2%	1,367	15.0%
Less: Earnings attributable to noncontrolling interests	5	—%	5	0.1%	4	—%
Net earnings*	$1,577	14.6%	$1,709	17.1%	$1,363	15.0%
Earnings per diluted common share*	$9.23		$9.93		$7.93
*    Amounts attributable to Motorola Solutions, Inc. common shareholders.
**    Percentages may not add due to rounding.

Geographic Market Sales by Locale of End Customer

	2024	2023	2022
North America	72%	69%	70%
International	28%	31%	30%
	100%	100%	100%

Results of Operations—2024 Compared to 2023
Net Sales

	Years ended December 31
(In millions)	2024	2023	% Change
Net sales from Products and Systems Integration	$6,883	$6,242	10%
Net sales from Software and Services	3,934	3,736	5%
Net sales	$10,817	$9,978	8%
The Products and Systems Integration segment’s net sales represented 64% of our net sales in 2024, compared to 63% of our net sales in 2023. The Software and Services segment’s net sales represented 36% of our net sales in 2024, compared to 37% of our net sales in 2023.
Net sales increased by $839 million, or 8%, compared to 2023. The 10% increase in net sales within the Products and Systems Integration segment was driven by a 13% increase in the North America region and a 3% increase in the International region. The 5% increase in the Software and Services segment was driven by a 12% increase in the North America region partially offset by a 8% decline within the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $43 million of revenue from acquisitions, driven by growth in LMR and Video; and
•an increase in the Software and Services segment, inclusive of $52 million of revenue from acquisitions, driven by an increase in Video and Command Center, partially offset by LMR services due to the revenue reduction on Airwave services in accordance with the Charge Control and the Company's exit of the Emergency Services Network contract with the Home Office in 2022, inclusive of the twelve months of transition services through the end of 2023 (the "ESN Exit");
•inclusive of $2 million from unfavorable currency rates.
Regional results included:
•a 13% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center; and
•a 2% decline in the International region, inclusive of revenue from acquisitions, driven by the revenue reduction on Airwave services in accordance with the Charge Control and the ESN Exit, partially offset by growth in LMR, Video and Command Center.
Products and Systems Integration
The 10% increase in the Products and Systems Integration segment was driven by the following:
•a $612 million, or 12% growth in LMR, driven by both the North America and International regions; and
•a $29 million, or 3% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•inclusive of $2 million from unfavorable currency rates.

Software and Services
The 5% increase in the Software and Services segment was driven by the following:
•a $165 million, or 27% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•a $71 million, or 10% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions; partially offset by
•a $38 million, or 2% decrease in LMR services, driven by the revenue reduction on Airwave services in accordance with the Charge Control and the ESN Exit, partially offset by an increase in both the North America and International regions.
Gross Margin

	Years ended December 31
(In millions)	2024	2023	% Change
Gross margin from Products and Systems Integration	$3,668	$3,127	17%
Gross margin from Software and Services	1,844	1,843	—%
Gross margin	$5,512	$4,970	11%
Gross margin was 51.0% of net sales in 2024 compared to 49.8% of net sales in 2023. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 3.2% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, favorable mix and lower direct material costs; partially offset by
•a 2.4% decrease gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, driven by the revenue reduction on Airwave services in accordance with the Charge Control.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2024	2023	% Change
SG&A expenses from Products and Systems Integration	$1,392	$1,239	12%
SG&A expenses from Software and Services	360	322	12%
SG&A expenses	$1,752	$1,561	12%
SG&A expenses increased $191 million, or 12% in 2024 compared to 2023 primarily due to:
•a $153 million, or 12% increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses related to legal matters, including Hytera related legal expenses; and
•a $38 million, or 12% increase in Software and Services SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses related to legal matters.
SG&A expenses were 16.2% of net sales in 2024 compared to 15.6% of net sales in 2023.

Research and Development ("R&D") Expenditures

	Years ended December 31
(In millions)	2024	2023	% Change
R&D expenditures from Products and Systems Integration	$575	$551	4%
R&D expenditures from Software and Services	342	307	11%
R&D expenditures	$917	$858	7%
R&D expenditures increased $59 million, or 7% in 2024 compared to 2023 primarily due to:
•a $35 million, or 11% increase in Software and Services R&D expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; and
•an $24 million, or 4% increase in Products and Systems Integration R&D expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses.
R&D expenditures were 8.5% of net sales in 2024 and 8.6% of net sales in 2023.
Other Charges

	Years ended December 31
(In millions)	2024	2023
Other charges from Products and Systems Integration	$25	$94
Other charges from Software and Services	130	$163
Other charges	$155	$257
Other charges decreased $102 million, or 40% in 2024 compared to 2023 due to a $69 million, or 73% decrease in Products and System Integration and a $33 million, or 20% decrease in Software and Services. The decrease was primarily driven by:
•a $61 million gain on the Hytera litigation in 2024 for the amounts recovered through legal proceedings due to theft of our trade secrets that did not occur in 2023 (see "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information);
•$152 million of intangible asset amortization expense in 2024 compared to $177 million of intangible asset amortization expense in 2023;
•a $24 million impairment loss related to the exit of video manufacturing operations in 2023 that did not occur in 2024 (see "Property, Plant and Equipment, Net" within "Note 4: Other Financial Data" to our consolidated financial statements in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information); and
•$2 million of environmental reserve expense in 2024 compared to $15 million in 2023; partially offset by
•$20 million of acquisition-related transaction fees in 2024 compared to $7 million of acquisition-related transaction fees.

Operating Earnings

	Years ended December 31
(In millions)	2024	2023
Operating earnings from Products and Systems Integration	$1,676	$1,244
Operating earnings from Software and Services	1,012	1,050
Operating earnings	$2,688	$2,294
Operating earnings increased $394 million, or 17% in 2024 compared to 2023. The increase in Operating earnings was due to:
•a $432 million increase in the Products and Systems Integration segment from 2023 to 2024, primarily driven by higher sales, favorable mix and a gain on the Hytera litigation (for further information regarding the Hytera litigation, refer to “Hytera Civil Litigation” within "Note 12: Commitments and Contingencies" in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K), partially offset by higher employee incentive costs, including share-based compensation, higher expenses related to legal matters, including Hytera related expenses, and higher expenses associated with acquired businesses; partially offset by
•a $38 million decrease in the Software and Services segment from 2023 to 2024, primarily driven by the revenue reduction on Airwave services in accordance with the Charge Control, higher employee incentive costs, including share-based compensation, higher expenses associated with acquired businesses and higher expenses related to legal matters, partially offset by higher sales and a reduction in intangible amortization expenses.
Interest Expense, net

	Years ended December 31
(In millions)	2024	2023
Interest expense, net	$(227)	$(216)
The $11 million increase in net interest expense in 2024 compared to 2023 was primarily driven by higher interest rates on outstanding debt and an interest accrual related to audits with taxing authorities in foreign jurisdictions, partially offset by higher interest income.
Other, net

	Years ended December 31
(In millions)	2024	2023
Other, net	$(489)	$68
The $557 million change in Other, net expense in 2024 compared to Other, net income in 2023 was primarily due to:
•$585 million of loss from the extinguishment of the the Silver Lake Convertible Debt which was recognized in 2024;
•$19 million of losses on derivatives in 2024 compared to $20 million of gains on derivatives in 2023;
•$5 million of losses on fair value adjustments to equity investments in 2024 compared to an $13 million of gains on fair value adjustments to equity investments in 2023; and
•$11 million of losses on assessments of uncertain tax positions recognized in 2024; partially offset by
•$2 million of foreign currency gains in 2024 compared to $53 million of foreign currency losses in 2023;
•$132 million of net periodic pension and postretirement benefit in 2024 compared to $99 million of net periodic pension and postretirement benefit in 2023; and
•$3 million of investment impairments in 2024 compared to $16 million of investment impairments in 2023.

Effective Tax Rate

	Years ended December 31
(In millions)	2024	2023
Income tax expense	$390	$432
Income tax expense decreased by $42 million in 2024 compared to 2023, for an effective tax rate of 19.8%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$171 million benefit from our decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on our 2023 U.S. tax return;
•$45 million of benefits due to the recognition of excess tax benefits on share-based compensation;
•$29 million benefit from the foreign derived intangible income deduction; and
•$24 million of benefits due to the generation of research and development tax credits; partially offset by
•$148 million tax expense due to the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt; and
•$66 million tax expense for estimated 2024 U.S. state income taxes.
Our effective tax rate in 2023 was 20.1%, which is lower than the current U.S. federal statutory rate of 21% primarily due to:
•$38 million benefit from the foreign derived intangible income deduction;
•$33 million of benefits due to the recognition of excess tax benefits on share-based compensation; and
•$19 million of benefits due to the generation of research and development tax credits; partially offset by
•$71 million tax expense for estimated 2023 U.S. state income taxes.
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
Net sales increased by $866 million, or 10%, in 2023 compared to 2022. The 9% increase in net sales within the Products and Systems Integration segment was driven by a 20% increase in the International region and a 5% increase in the North America region. The 10% increase in the Software and Services segment was driven by a 16% increase in the North America region and a 1% increase within the International region. The increase in net sales included:
•an increase in the Products and Systems Integration segment, inclusive of $15 million of revenue from acquisitions, driven by growth in LMR and Video;
•an increase in the Software and Services segment, inclusive of $83 million of revenue from acquisitions, driven by an increase in LMR services, Command Center and Video; and
•inclusive of $38 million from unfavorable currency rates.
Regional results include:
•a 9% increase in the North America region, inclusive of revenue from acquisitions, driven by growth in LMR, Video and Command Center; and
•a 11% increase in the International region, inclusive of revenue from acquisitions, driven by growth in LMR and Video, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the Charge Control.

Products and Systems Integration
The 9% increase in the Products and Systems Integration segment was driven by the following:
•$414 million, or 9% growth in LMR, inclusive of revenue from acquisitions, driven by both the International and North America regions;
•$100 million, or 10% growth in Video, inclusive of revenue from acquisitions, in both the North America and International regions; and
•inclusive of $19 million from unfavorable currency rates.
Software and Services
The 10% increase in the Software and Services segment was driven by the following:
•$125 million, or 5% growth in LMR services, inclusive of revenue from acquisitions, driven by the North America and International regions, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the Charge Control;
•$124 million, or 21% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$103 million, or 20% growth in Video, inclusive of revenue from acquisitions, driven by the North America region; and
•inclusive of $19 million from unfavorable currency rates.
Gross Margin

	Years ended December 31
(In millions)	2023	2022	% Change
Gross margin from Products and Systems Integration	$3,127	$2,668	17%
Gross margin from Software and Services	1,843	1,561	18%
Gross margin	$4,970	$4,229	18%
Gross margin was 49.8% of net sales in 2023 compared to 46.4% of net sales in 2022. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 3.5% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales and lower direct material costs; and
•a 3.2% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales and a $147 million fixed asset impairment loss in 2022 that did not recur in 2023 related to the ESN Exit, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the Charge Control.
Selling, General and Administrative ("SG&A") Expenses

	Years ended December 31
(In millions)	2023	2022	% Change
SG&A expenses from Products and Systems Integration	$1,239	$1,156	7%
SG&A expenses from Software and Services	322	294	10%
SG&A expenses	$1,561	$1,450	8%
SG&A expenses increased $111 million, or 8% in 2023 compared to 2022 primarily due to:
•an $83 million, or 7% increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share-based compensation and higher expenses associated with acquired businesses, partially offset by lower Hytera-related legal expenses; and
•a $28 million, or 10% increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation.
SG&A expenses were 15.6% of net sales in 2023 compared to 15.9% of net sales in 2022.

Research and Development ("R&D") Expenditures

	Years ended December 31
(In millions)	2023	2022	% Change
R&D expenditures from Products and Systems Integration	$551	$503	10%
R&D expenditures from Software and Services	307	276	11%
R&D expenditures	$858	$779	10%
R&D expenditures increased $79 million, or 10% in 2023 compared to 2022 primarily due to:
•a $48 million, or 10% increase in Products and Systems Integration R&D expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; and
•a $31 million, or 11% increase in Software and Services R&D expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation.
R&D expenditures were 8.6% of net sales in 2023 and 8.5% of net sales in 2022.
Other Charges

	Years ended December 31
(In millions)	2023	2022
Other charges from Products and Systems Integration	$94	$96
Other charges from Software and Services	163	243
Other charges	$257	$339
Other charges decreased $82 million, or 24% in 2023 compared to 2022 due to an $80 million, or 33% decrease in Software and Service and a $2 million, or 2% decrease in Products and Systems Integration. The decrease was primarily due to:
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
Operating earnings increased $633 million, or 38% in 2023 compared to 2022. The increase in Operating earnings was due to:
•a $331 million increase in the Products and Systems Integration segment from 2022 to 2023, primarily driven by higher sales and lower direct material costs, partially offset by higher employee incentive costs, including share-based compensation; and
•a $302 million increase in the Software and Services segment from 2022 to 2023, primarily driven by higher sales and a $147 million fixed asset impairment loss in 2022 that did not recur in 2023, related to the ESN Exit, and a reduction in intangible amortization expenses, partially offset by the revenue reduction on Airwave services in 2023 due to the implementation of the Charge Control, and higher expenses associated with acquired businesses.
Interest Expense, net

	Years ended December 31
(In millions)	2023	2022
Interest expense, net	$(216)	$(226)
The $10 million decrease in net interest expense in 2023 compared to 2022 was a result of higher interest income earned on cash, partially offset by higher debt outstanding.
Gains on Sales of Investments and Businesses, net

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
Other, net income decreased $9 million in 2023 compared to 2022 primarily due to:
•$53 million of foreign currency loss in 2023 compared to $37 million of foreign currency gain in 2022;
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
•a $13 million loss on fair value adjustments to equity investments in 2023 compared to an $30 million loss on fair value adjustments to equity investments in 2022;
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

Reorganization of Businesses
In 2024, we recorded net reorganization of business charges of $38 million relating to the separation of 720 employees, of which 460 were direct employees and 260 were indirect employees. The $38 million of charges included $12 million of charges recorded to Cost of sales and $26 million of charges recorded to Other charges. Included in the aggregate $38 million were charges of $48 million related to employee separation costs, partially offset by $6 million of reversals for employee separation accruals no longer needed and $4 million of reversals for exit cost accruals no longer needed.
During 2023, we recorded net reorganization of business charges of $53 million relating to the separation of 700 employees, of which 420 were direct employees and 280 were indirect employees. The $53 million of charges included $7 million recorded to Cost of sales and $46 million recorded to Other charges. Included in the aggregate $53 million were charges of $41 million related to employee separation costs and a $24 million impairment loss related to the exit of video manufacturing operations, partially offset by $7 million of reversals for employee separation accruals no longer needed and $5 million of reversals for exit cost accruals no longer needed.
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
The following table displays the net charges incurred by business segment due to such reorganizations:

Years ended December 31	2024	2023	2022
Products and Systems Integration	$32	$45	$21
Software and Services	6	8	15
	$38	$53	$36
Cash payments for employee severance in connection with the reorganization of business plans were $38 million, $37 million, and $34 million in 2024, 2023, and 2022, respectively. The reorganization of business accruals for employee separation costs at December 31, 2024 were $27 million which we expect to pay within one year.
At January 1, 2024, we had an accrual of $5 million for exit costs related to our exit of the ESN contract with the Home Office. During the year, we recorded a $4 million reversal for accruals no longer needed. The remaining $1 million of exit costs are recorded in Accrued liabilities in our Consolidated Balance Sheet at December 31, 2024, and are expected to be paid within one year.

Liquidity and Capital Resources

	Years Ended December 31
	2024	2023	2022
Cash flows provided by (used for):
Operating activities	$2,391	$2,044	$1,823
Investing activities	(507)	(414)	(1,387)
Financing activities	(1,448)	(1,295)	(906)
Effect of exchange rates on cash and cash equivalents	(39)	45	(79)
Increase (decrease) in cash and cash equivalents	$397	$380	$(549)
Cash and Cash Equivalents
At December 31, 2024, $1.8 billion of our $2.1 billion cash and cash equivalents balance was held in the U.S. and $299 million was held in other countries. Restricted cash was $3 million as of December 31, 2024 and $2 million as of December 31, 2023.
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
Operating Activities
The increase in operating cash flows from 2023 to 2024 was primarily driven by higher earnings, net of non-cash charges.
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
Investing Activities
The increase in net cash used for investing activities from 2023 to 2024 was primarily due to:
•$110 million increase in acquisitions and investments, driven by acquisitions and investments of $290 million in 2024 compared to $180 million in 2023; and
•$4 million increase in capital expenditures in 2024 compared to 2023; partially offset by
•$21 million increase in proceeds from the sale of investments in 2024 compared to 2023.
The decrease in net cash used for investing activities from 2022 to 2023 was primarily due to:
•$997 million decrease in acquisitions and investments, driven by acquisitions of $180 million in 2023 compared to $1.2 billion in 2022; and
•$3 million decrease in capital expenditures in 2023 compared to 2022; partially offset by
•$27 million decrease in proceeds from the sale of investments in 2023 compared to 2022.

Financing Activities
The increase in cash used for financing activities in 2024 compared to cash used for financing activities in 2023 was driven by (also see further discussion in "Debt," "Credit Facilities," "Share Repurchase Program" and "Dividends" in this section below):
•$1.9 billion increase in repayments of debt in 2024 primarily driven by the repurchase of the Silver Lake Convertible Debt and repayment of our 4.0% senior notes due 2024;
•$654 million cash used for the payment of dividends in 2024 compared to $589 million in 2023; and
•$75 million in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in 2024 compared to $104 million in 2023; partially offset by
•$1.3 billion in net proceeds in 2024 driven by the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034; and
•$247 million used for purchases under our share repurchase program in 2024 compared to $804 million in 2023.
The increase in cash used for financing activities in 2023 compared to cash used for financing activities in 2022 was driven by:
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
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2024, 2023, and 2022:

Years ended December 31	2024	2023	2022
Contract-specific discounting facility	$—	$—	$49
Accounts receivable sales proceeds	15	96	179
Long-term receivables sales proceeds	205	182	204
Total proceeds from receivable sales	$220	$278	$432
At December 31, 2024, the Company had retained servicing obligations for $794 million of long-term receivables, compared to $813 million of long-term receivables at December 31, 2023. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables.
Debt
We had outstanding long-term debt of $6.0 billion at each of December 31, 2024 and 2023, including the current portions of $322 million and $1.3 billion, at December 31, 2024 and December 31, 2023, respectively.
During the year ended December 31, 2024, we repaid the $313 million aggregate principal amount of our 4.0% senior notes due 2024.
As of December 31, 2024, $252 million of 7.5% debentures due 2025, which mature in May 2025, and $70 million of 6.5% debentures due 2025, which mature in September 2025, were classified within the Current portion of long-term debt within the Company's Consolidated Balance Sheets, as the debentures mature within the next twelve months.
On September 5, 2019, we entered into an agreement with Silver Lake Partners to issue the Silver Lake Convertible Debt, which became fully convertible on September 5, 2021. On February 14, 2024, we agreed with Silver Lake Partners to repurchase $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The repurchase of the Silver Lake Convertible Debt was accounted for as an extinguishment of debt, as the repurchase was negotiated under economically favorable terms outside of the original contractual conversion rate. A loss on the extinguishment of $585 million was recorded upon settlement, representing the excess of amounts repurchased over the carrying value of debt of $593 million, offset by accrued interest of $8 million. The loss on the extinguishment of debt was recorded within Other Income (Expense) in the Consolidated Statements of Operations during the year ended December 31, 2024.
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
We have an unsecured commercial paper program, backed by the revolving credit facility described below, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2024, we had no outstanding debt under the commercial paper program.
Credit Facilities
As of December 31, 2024, we had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate ("SOFR"), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of December 31, 2024.
We have investment grade ratings on our senior unsecured long-term debt. During the year ended December 31, 2024, Fitch Ratings and S&P Global Ratings upgraded our credit ratings to BBB from BBB-. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
Through a series of actions, the Board of Directors has authorized an aggregate share repurchase amount of up to $18.0 billion of our outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2024, we used approximately $15.8 billion of the share repurchase authority to repurchase shares, leaving approximately $2.2 billion of authority available for future repurchases. During the year ended December 31, 2024, we paid $3 million of 1% excise tax pursuant to the Inflation Reduction Act of 2022, related to our 2023 share repurchases in excess of issuances.
Our share repurchases for 2024, 2023, and 2022 are summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2024	0.6	$396.69	$244
2023	2.9	278.56	804
2022	3.7	225.00	836
Dividends
We paid cash dividends to holders of our common stock of $654 million in 2024, $589 million in 2023, and $530 million in 2022. On January 15, 2025, we paid an additional $182 million in cash dividends to holders of our common stock.
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
We do not anticipate a material decrease to net future cash flows generated from operations. We expect to use our available cash, investments, and debt facilities to support and invest in our business. This includes investing in our existing products and technologies, seeking new acquisition opportunities related to our strategic growth initiatives and returning cash to shareholders through common stock cash dividend payments (subject to the discretion of our Board of Directors) and share repurchases. Refer also to "Part I. Item 1A. Risk Factors" of this Form 10-K for further discussion regarding access to the capital markets.

Material Cash Requirements from Contractual and Other Obligations
Summarized in the table and text below are our short-term (within the next twelve months) and long-term material cash requirements as of December 31, 2024, which we expect to fund with a combination of operating cash flows, existing cash balances or, as needed, borrowings under new or existing debt:

	Payments Due by Period
(in millions)	Short-term	Long-term
Long-term debt obligations, gross(1)	$322	$5,726
Lease obligations(2)	146	467
Purchase obligations(3)	151	562
Total obligations	$619	$6,755
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
Long-term Customer Financing Commitments
Outstanding Commitments:  Certain purchasers of our products and services may request that we provide long-term financing (defined as financing with a term of greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the products and services. Our obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of us by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from us. We had outstanding commitments to provide long-term financing to third-parties totaling $105 million at December 31, 2024 and $103 million at December 31, 2023.

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
We account for certain system contracts on an over time basis, electing an input method of estimated costs as a measure of performance completed. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
For system contracts accounted for over time using estimated costs as a measure of performance completed, we rely on estimates around the total estimated costs to complete the contract (“Estimated Costs to Complete”). Estimated Costs to Complete include direct labor, equipment and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs to Complete may be complex and subject to many variables. We have a standard and disciplined process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs to Complete. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor costs, inclusive of subcontractors, and the cost of materials, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
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
Accounting methodologies use an attribution approach that generally spreads the effects of individual events over the service lives of the participants in the plan, or estimated average lifetime when almost all of the plan participants are considered "inactive." Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. As such, depending on the specific plan, we amortize gains and losses over periods ranging from eight to twenty-five years. Prior service costs are being amortized over periods ranging from one to fifteen years. Benefits under all pension plans are valued based on the projected unit credit cost method.
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

We use long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop our expected rate of return assumption used in calculating the net periodic pension cost (benefit) and the net postretirement health care benefit. Our investment return assumption for the U.S. Pension Benefit Plans was 7.74% in 2024 and 7.87% in 2023. Our investment return assumption for the Postretirement Health Care Benefits Plan was 8.30% in 2024 and 8.00% in 2023. Our weighted average investment return assumption for the Non-U.S. Plans was 5.84% in 2024 and 6.18% in 2023. For the U.S. Pension Benefit Plans, a 25 bps increase in expected return on plan assets would result in $10 million of additional net periodic pension benefit and a 25 bps decrease would result in a $10 million reduction in net periodic pension benefit in 2024. For the Non-U.S. Pension Benefit Plans, a 25 bps increase in expected return on plan assets would result in $4 million of additional net periodic pension benefit and a 25 bps decrease would result in a $4 million reduction in net periodic pension benefit in 2024. For the Postretirement Health Care Benefits Plan, a change in expected return on plan assets would have a de minimis impact to net periodic pension benefit in 2024.
A second key assumption is the discount rate. The discount rate assumptions used for the U.S. Pension Benefit Plans, the Non-U.S. Plans and the Postretirement Health Care Benefits Plan reflect, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. Our discount rates for measuring our U.S. Pension Benefit Plan obligations were 5.70% and 5.01% at December 31, 2024 and 2023, respectively. Our weighted average discount rates for measuring our Non-U.S. Plans were 5.07% and 4.3% at December 31, 2024 and 2023, respectively. Our discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 5.49% and 4.92% at December 31, 2024 and 2023, respectively.
For the U.S. Pension Benefit Plans, a 25 bps increase in the discount rate on the projected benefit obligation would result in a $109 million reduction of the projected benefit obligation and a 25 bps decrease would result in $115 million of additional projected benefit obligation in 2024. For the Non-U.S. Pension Benefit Plans and the Postretirement Health Care Benefits Plan, a 25 bps change in our discount rate would be de minimis in 2024.
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
We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount for the fiscal years 2024 and 2023. In performing this qualitative assessment we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value and entity-specific events. For fiscal years 2024 and 2023, we concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value.
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

Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements
See “Note 1: Summary of Significant Accounting Policies” to our consolidated financial statements in “Part II. Item 8: Financial Statements and Supplementary Data” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt as interest rate fluctuations impact the fair value of our long-term debt. As of December 31, 2024, we had $6.0 billion of long-term debt, including the current portion, which is primarily priced at long-term, fixed interest rates. A hypothetical 10% decrease in interest rates as of the end of 2024 would have increased the fair value of our debt by approximately $174 million at December 31, 2024. See "Note 5: Debt and Credit Facilities" to the consolidated financial statements included in “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our long-term debt.
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
We had outstanding foreign exchange contracts with notional values totaling $1.0 billion and $1.3 billion at the end of December 31, 2024 and December 31, 2023, respectively. Management does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2024 and the corresponding positions as of December 31, 2023:

	Notional Amount
Net Buy (Sell) by Currency	2024	2023
Euro	$150	$322
Australian dollar	(136)	(140)
British pound	124	252
Canadian dollar	70	76
Chinese renminbi	(48)	(66)
Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity holding the instrument. Currently, our derivative financial instruments consist primarily of currency forward contracts. Other monetary assets and liabilities denominated in a currency other than the functional currency of the legal entity consist primarily of cash, cash equivalents, accounts payable and accounts receivable. Assuming the amounts of the outstanding foreign exchange contracts represent our underlying foreign exchange risk related to monetary assets and liabilities, a hypothetical unfavorable 10% movement in the foreign exchange rates at December 31, 2024 would reduce the value of those monetary assets and liabilities by approximately $59 million. Our market risk calculation represents an estimate of reasonably possible net losses that would be recognized assuming hypothetical 10% movements in future currency market pricing and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon, among other things, actual fluctuation in market rates, operating exposures, and the timing thereof. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying derivative financial instruments transactions.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Motorola Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Motorola Solutions, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Estimated Costs to Complete System Contracts
As described in Note 1 to the consolidated financial statements, $2.0 billion of the Company’s total net sales for the year ended December 31, 2024 was generated from system contracts. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. For system contracts accounted for over time using estimated costs as a measure of performance completed, management relies on estimates around the total estimated costs to complete the contract (“Estimated Costs to Complete”). Estimated Costs to Complete include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs to Complete may be complex and subject to many variables. Management reviews the progress and performance of open contracts in order to determine the estimate of Estimated Costs to Complete. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor cost, inclusive of subcontractors, and the cost of materials, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to complete system contracts is a critical audit matter are (i) the significant judgment by management in developing the estimates of total net sales and Estimated Costs to Complete, including significant judgments and assumptions on a contract by contract basis and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimates of total net sales and Estimated Costs to Complete for system contracts.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of total net sales and Estimated Costs to Complete for system contracts. These procedures also included, among others, testing management’s process for developing the estimates of total net sales and Estimated Costs to Complete, including evaluating, for a sample of contracts, the reasonableness of certain significant judgments and assumptions used by management. Evaluating the significant judgments and assumptions used by management in developing the estimates of total net sales and Estimated Costs to Complete involved evaluating whether the significant judgments and assumptions were reasonable considering (i) on a test basis, management’s historical forecasting accuracy; (ii) on a test basis, evidence to support the relevant judgments and assumptions; (iii) the consistent application of accounting policies; and (iv) the timely identification of circumstances which may require a modification to a previous estimate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2025
We have served as the Company’s auditor since 2018.

Consolidated Statements of Operations

	Years ended December 31
(In millions, except per share amounts)	2024	2023	2022
Net sales from products	$6,454	$5,814	$5,368
Net sales from services	4,363	4,164	3,744
Net sales	10,817	9,978	9,112
Costs of products sales	2,674	2,591	2,595
Costs of services sales	2,631	2,417	2,288
Costs of sales	5,305	5,008	4,883
Gross margin	5,512	4,970	4,229
Selling, general and administrative expenses	1,752	1,561	1,450
Research and development expenditures	917	858	779
Other charges	155	257	339
Operating earnings	2,688	2,294	1,661
Other income (expense):
Interest expense, net	(227)	(216)	(226)
Gains on sales of investments and businesses, net	—	—	3
Other, net	(489)	68	77
Total other expense	(716)	(148)	(146)
Net earnings before income taxes	1,972	2,146	1,515
Income tax expense	390	432	148
Net earnings	1,582	1,714	1,367
Less: Earnings attributable to noncontrolling interests	5	5	4
Net earnings attributable to Motorola Solutions, Inc.	$1,577	$1,709	$1,363
Earnings per common share:
Basic	$9.45	$10.23	$8.14
Diluted	9.23	9.93	7.93
Weighted average common shares outstanding:
Basic	166.8	167.0	167.5
Diluted	170.8	172.1	171.9
Dividends declared per share	$4.03	$3.62	$3.25
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31
(In millions)	2024	2023	2022
Net earnings	$1,582	$1,714	$1,367
Other comprehensive income (loss), net of tax (Note 4):
Foreign currency translation adjustments	(64)	57	(155)
Derivative instruments	5	(12)	—
Defined benefit plans	60	(50)	(1)
Total other comprehensive income (loss), net of tax	1	(5)	(156)
Comprehensive income	1,583	1,709	1,211
Less: Earnings attributable to noncontrolling interests	5	5	4
Comprehensive income attributable to Motorola Solutions, Inc.	$1,578	$1,704	$1,207
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
(In millions, except par value)	2024	2023
ASSETS
Cash and cash equivalents	$2,102	$1,705
Accounts receivable, net	1,952	1,710
Contract assets	1,230	1,102
Inventories, net	766	827
Other current assets	429	357
Current assets held for disposition	—	24
Total current assets	6,479	5,725
Property, plant and equipment, net	1,022	964
Operating lease assets	529	495
Investments	135	143
Deferred income taxes	1,280	1,062
Goodwill	3,526	3,401
Intangible assets, net	1,249	1,255
Other assets	375	274
Non-current assets held for disposition	—	17
Total assets	$14,595	$13,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$322	$1,313
Accounts payable	1,018	881
Contract liabilities	2,072	2,037
Accrued liabilities	1,643	1,504
Current liabilities held for disposition	—	1
Total current liabilities	5,055	5,736
Long-term debt	5,675	4,705
Operating lease liabilities	427	407
Other liabilities	1,719	1,741
Non-current liabilities held for disposition	—	8
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 12/31/24—168.6; 12/31/23—167.4
Outstanding shares: 12/31/24—167.1; 12/31/23—166.2
Additional paid-in capital	1,940	1,622
Retained earnings	2,300	1,640
Accumulated other comprehensive loss	(2,539)	(2,540)
Total Motorola Solutions, Inc. stockholders’ equity	1,703	724
Noncontrolling interests	16	15
Total stockholders’ equity	1,719	739
Total liabilities and stockholders’ equity	$14,595	$13,336
See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
Balance as of January 1, 2022	169.6	$989	$(2,379)	$1,350	$17
Net earnings				1,363	4
Other comprehensive loss			(156)
Issuance of common stock and stock options exercised	2.6	157
Share repurchase program	(3.7)			(836)
Issuances of common stock for acquisition
Share-based compensation expenses		172
Dividends paid to noncontrolling interest in subsidiary common stock					(6)
Dividends declared				(544)
ASU 2020-06 modified retrospective adoption		(10)		10
Balance as of December 31, 2022	168.5	$1,308	$(2,535)	$1,343	$15
Net earnings				1,709	5
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	1.8	104
Share repurchase program	(2.9)			(808)
Share-based compensation expenses		212
Dividends paid to noncontrolling interest in subsidiary common stock					(5)
Dividends declared				(604)
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings				1,577	5
Other comprehensive income			1
Issuance of common stock and stock options exercised	1.8	75
Share repurchase program	(0.6)			(244)
Share-based compensation expenses		243
Dividends paid to noncontrolling interest in subsidiary common stock					(4)
Dividends declared				(673)
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(In millions)	2024	2023	2022
Operating
Net earnings	$1,582	$1,714	$1,367
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	336	356	440
Non-cash other charges	16	14	23
Exit of video manufacturing operations	—	24	—
Loss on ESN fixed asset impairment	—	—	147
Share-based compensation expenses	243	212	172
Gains on sales of investments and businesses, net	—	—	(3)
Losses from the extinguishment of long term debt	585	—	6
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	(246)	(180)	(112)
Inventories	62	200	(242)
Other current assets and contract assets	(213)	(82)	(1)
Accounts payable, accrued liabilities, and contract liabilities	302	(144)	451
Other assets and liabilities	(61)	(38)	(91)
Deferred income taxes	(215)	(32)	(334)
Net cash provided by operating activities	2,391	2,044	1,823
Investing
Acquisitions and investments, net	(290)	(180)	(1,177)
Proceeds from sales of investments	40	19	46
Capital expenditures	(257)	(253)	(256)
Net cash used for investing activities	(507)	(414)	(1,387)
Financing
Net proceeds from issuance of debt	1,288	—	595
Repayment of debt	(1,906)	(1)	(285)
Issuances of common stock	75	104	156
Purchases of common stock	(247)	(804)	(836)
Payment of dividends	(654)	(589)	(530)
Payment of dividends to noncontrolling interest	(4)	(5)	(6)
Net cash used for financing activities	(1,448)	(1,295)	(906)
Effect of exchange rate changes on cash and cash equivalents	(39)	45	(79)
Net increase (decrease) in cash and cash equivalents	397	380	(549)
Cash and cash equivalents, beginning of period	1,705	1,325	1,874
Cash and cash equivalents, end of period	$2,102	$1,705	$1,325
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$253	$234	$226
Income and withholding taxes, net of refunds	$627	$587	$307
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
The consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.
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
The Products and Systems Integration segment is comprised of devices, systems, and systems integration for our Land Mobile Radio Communication ("LMR" or "LMR Communications") and Video Security and Access Control ("Video") technologies. Direct customers of the Products and Systems Integration segment are typically government, public safety agencies, procuring at state, local, and federal levels as well as large commercial customers with secure mission-critical needs. Indirect customers are defined as customers purchasing professional and commercial radios and video security, which are primarily sold through the Company's reseller partners to an end-customer base, composed of various industries where private communications systems and video security are used to secure operations and enable a mobile workforce. Contracts with the Company's customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our government customers, funded through appropriations. The Company records consideration from shipping and handling on a gross basis within Net sales. In limited instances where the Company is not the principal in the arrangement, the Company will recognize revenue on a net basis.
LMR and Video devices include two-way portable and vehicle-mounted radios, video cameras and accessories. Devices are considered capable of being distinct and distinct within the context of the Company's contracts. Revenue is recognized upon the transfer of control of the devices to the customer at a point in time, typically consistent with delivery under the applicable shipping terms. Devices are sold by both the direct sales force and through reseller partners. Revenue is generally recognized upon transfer of devices to reseller partners, rather than the end-customer, except for limited consignment arrangements. Provisions for returns and reseller discounts are made on a portfolio basis using historical data.
The Products and Systems Integration segment includes both customized communications systems and video security solutions, including the integration of these networks with devices, software, and applications within both LMR and Video technologies. For systems contracts, revenue for the year ended December 31, 2024 was $2.0 billion compared to $1.9 billion for the year ended December 31, 2023 and $1.8 billion for the year ended December 31, 2022. The communications systems include the aggregation of promises to the customer to provide i) a communications network core and central processing software, base stations, consoles, and repeaters or ii) a video security solution including video analytics, network video management hardware and software, and access control solutions. The individual promises within a communications network contract are not distinct in the context of the contract, as the Company provides a significant service of integrating and customizing the goods and services promised. The communications network represents a distinct performance obligation for which revenue is recognized over time, as the Company creates an asset with no alternative use and has an enforceable right to payment for work performed. The Company's revenue recognition over time is based on an input measure of costs incurred, which depicts the transfer of control to its customers under its contracts. Products and Systems Integration revenue for communications network systems is recognized over an average duration of approximately one to two years. Individual promises of the video security solution are capable of being distinct and distinct in the context of the contract. Video security solutions are traditionally sold through reseller partners, with contracts negotiated under fixed pricing. Revenue is recognized upon the transfer of control of the video solution to the reseller partners, typically upon shipment.
The Software and Services segment provides solutions for government, public safety and commercial communications systems. Direct customers of the Software and Services segment are typically government, public safety and first-responder agencies and municipalities. Indirect customers are commercial customers who distribute our software solutions to a final end customer base. Contracts with our customers are typically fixed fee, with consideration measured net of associated sales taxes, and, as it relates to our direct customers, funded through government appropriations.

Software offerings primarily include Command Center and Video software and services which can be delivered either as an “as-a-service”, on-premise, or hybrid solution. Solutions delivered as-a-service consist of a range of promises including hosted software, technical support and the right to unspecified future software enhancements. Software is not distinct from the hosting service since the customer does not have the right to take possession of the software at any time during the term of the arrangement. Solutions delivered as-a-service are recognized over time on a straight-line basis as a series of distinct services.
On-premise and hybrid offerings generally consist of multiple promises primarily including software licenses and post-contract customer support. The promises are generally each distinct and distinct within the context of the contract as the customer benefits from each promise individually without any significant integration or interrelationship between the promises. On-premise software revenue is generally recognized at the point in time when the customer can benefit from the software which generally aligns with the beginning of the license period. Revenue for post-contract customer support is recognized over time as the customer simultaneously receives and consumes the services on a straight-line basis. In certain situations when the software license is not distinct within the context of the contract, revenue for the software license is recognized over time following the transfer of control under the arrangement. For hybrid arrangements, the on-premise software, cloud-based software, and implementation services are a single performance obligation, where in over time revenue recognition begins at the point of service activation when the customer can access the system and begin beneficial use.
Services include a continuum of service offerings beginning with repair, technical support and maintenance. More advanced offerings include: monitoring, software updates and cybersecurity services. Managed service offerings range from partial to full operation of customer-owned or Motorola Solutions-owned communications systems. Services are provided across all technologies and are both distinct and capable of being distinct in the context of the contract, representing a series of recurring services that the Company stands ready to perform over the contract term. Since services contracts typically allow for customers to terminate for convenience or for non-appropriations of fiscal funding, the contract term is generally considered to be limited to a monthly or annual basis, subject to customer renewal. While contracts with customers are typically fixed fee, certain managed services contracts may be subject to variable consideration related to the achievement of service level agreement performance measurements. The Company has not historically paid significant penalties under service level agreements, and accordingly, it does not constrain its contract price. Certain contracts may also contain variable consideration driven by the number of users. Revenue is typically recognized on services over time as a series of services performed over the contract term on a straight-line basis.
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
The Company accounts for certain system contracts without an alternative use on an over time basis, electing an input method of estimated costs as a measure of performance completed. The selection of costs incurred as a measure of progress aligns the transfer of control to the overall production of the customized system.
For system contracts accounted for over time using estimated costs as a measure of performance completed, the Company relies on estimates around the total estimated costs to complete the contract ("Estimated Costs to Complete"). Estimated Costs to Complete include direct labor, material and subcontracting costs. Due to the nature of the efforts required to be performed to meet the underlying performance obligation, determining Estimated Costs to Complete may be complex and subject to many variables. The Company has a standard and disciplined process in which management reviews the progress and performance of open contracts in order to determine the best estimate of Estimated Costs to Complete. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion, the project schedule, identified risks and opportunities, and the related changes in estimates of costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the project schedule, technical requirements, and other contract requirements. Management must make assumptions and estimates regarding labor cost, inclusive of subcontractors, and the cost of materials, among other variables. Based on this analysis, any adjustment to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash was $3 million and $2 million as of December 31, 2024 and December 31, 2023, respectively.

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
Goodwill and Intangible Assets: Goodwill is assessed for impairment at least annually at the reporting unit level, or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value level. The Company performs its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year, typically through a qualitative assessment. Indicators of impairment include: (i) macroeconomic conditions, (ii) industry and market conditions, (iii) cost factors, including product and selling, general and administrative costs, (iv) overall financial performance of the Company, (v) changes in share price, and (vi) other relevant company-specific events. If it is determined that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. A quantitative assessment includes the assignment of assets and liabilities to each of the Company's reporting units and an assessment of the fair value of each of the Company's reporting units. The Company utilizes an income approach (discounted cash flows) to estimate the fair value of each reporting unit, which is corroborated by market multiples when available and as appropriate. Key assumptions in the quantitative analysis include revenue growth rates (including long-term growth rates for terminal value assumptions), operating margin estimates, discount rates, and where applicable, the comparable multiples from publicly traded companies in the Company's industry.
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
Defined Benefit Plans: The Company records annual expenses relating to its defined benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Under relevant accounting rules, when almost all of the plan participants are considered inactive, the amortization period for certain unrecognized gains and losses changes from the average remaining service period to the average remaining lifetime of the participants. As such, depending on the specific plan, the Company amortizes gains and losses over periods ranging from eight to twenty-five years. Prior service costs will be amortized over periods ranging from one to fifteen years. Benefits under all pension plans are valued based on the projected unit credit cost method. The Company utilizes a five-year, market-related asset value method of recognizing asset related gains and losses.
The benefit obligation and plan assets for the Company's defined benefit plans are presented on a net basis according to the plans' net funded status and measured as of December 31, 2024.

Recent Acquisitions:
On October 29, 2024, the Company acquired 3tc Software, a provider of control room software solutions for $22 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing computer-aided dispatch ("CAD") for the U.K.'s public safety agencies. This business is part of the Software and Services segment.
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

Recent Accounting Pronouncements:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses" (DISE), to enhance disclosures relating to key income statement expense topics. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning in 2028, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its disclosures.
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
Recently Adopted Accounting Pronouncements:
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 for the year ended December 31, 2024 and applied the required retrospective transition method. Refer to "Note 13: Information by Segment and Geographic Region" to our consolidated financial statements in this "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for the related disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of our revenue by segment, geography, major product and service type and customer type for the years ended December 31, 2024, 2023 and 2022, consistent with the information reviewed by our chief operating decision maker, the chief executive officer, for evaluating the financial performance of reportable segments:

	Years Ended
	2024			2023			2022
(in millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions
North America	$5,097	$2,723	$7,820	$4,507	$2,425	$6,932	$4,286	$2,088	$6,374
International	1,786	1,211	2,997	1,735	1,311	3,046	1,442	1,296	2,738
	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112

Major Products and Services
LMR Communications	$5,739	$2,361	$8,100	$5,127	$2,399	$7,526	$4,713	$2,274	$6,987
Video	1,144	776	1,920	1,115	611	1,726	1,015	508	1,523
Command Center	—	797	797	—	726	726	—	602	602
	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112

Customer Type
Direct	$4,238	$3,586	$7,824	$3,619	$3,396	$7,015	$3,368	$3,057	$6,425
Indirect	2,645	348	2,993	2,623	340	2,963	2,360	327	2,687
	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of December 31, 2024 was $9.4 billion. A total of $4.1 billion was from Products and Systems Integration performance obligations that were not yet satisfied, of which $2.3 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $5.3 billion was from Software and Services performance obligations that were not yet satisfied as of December 31, 2024. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's services contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.8 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations to be recognized over time as services are performed and software is implemented.
In 2023, the Competition and Markets Authority (the "CMA") imposed a legal order on Airwave which implemented a prospective price control on Airwave (the "Charge Control"). Our remaining performance obligations for Airwave services contracted with the Home Office of the United Kingdom (the "Home Office") through December 31, 2026 was reduced by $777 million and since August 1, 2023 our revenue under the Airwave contract has been recognized in accordance with the Charge Control. On March 13, 2024, the Company received notice of the contract extension (the "Deferred National Shutdown Notice") from the Home Office, recording additional remaining performance obligations of $748 million in the Software and Services segment to reflect the incremental three-years of services.
Contract Balances

December 31 (in millions)	2024	2023	2022
Accounts receivable, net	$1,952	$1,710	$1,518
Contract assets	1,230	1,102	974
Contract liabilities	2,072	2,037	1,859
Non-current contract liabilities	496	424	363
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
Revenue recognized during the years ended December 31, 2024 and 2023 which was previously included in Contract liabilities as of January 1, 2024 and 2023, respectively, was $1.3 billion, compared to $1.1 billion of revenue recognized during the year ended December 31, 2022 which was previously included in Contract liabilities as of January 1, 2022. Revenue of $28 million was reversed during the year ended December 31, 2024 related to performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $37 million during the year ended December 31, 2023 and $26 million during the year ended December 31, 2022.
There have been no material expected credit losses recognized on contract assets during the year ended December 31, 2024.
Contract Cost Balances

December 31 (in millions)	2024	2023	2022
Current contract cost assets	$70	$56	$61
Non-current contract cost assets	141	119	130
Contract cost assets include incremental costs to obtain a contract, primarily related to the Company's sales incentive plans, and certain costs to fulfill contracts. Contract cost assets are amortized into expense over a period that follows the passage of control to the customer over time. Incremental costs to obtain a contract with the Company's sales incentive plans are accounted for under a portfolio approach, with amortization ranging from one year to eight years to approximate the recognition of revenues over time. Where incremental costs to obtain a contract will be recognized in one year or less, the Company applies a practical expedient around expensing amounts as incurred. Amortization of contract cost assets was $51 million for the year ended December 31, 2024, compared to $61 million as of the year ended December 31, 2023 and $62 million as of the year ended December 31, 2022.

3.    Leases
The Company leases certain office, factory and warehouse space, land and other equipment under various operating leases.
Components of Lease Expense

(in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Lease expense:
Operating lease cost	$140	$140	$130
Short-term lease cost	1	1	1
Variable cost	47	36	33
Sublease income	(5)	(5)	(5)
Net lease expense from operating leases	$183	$172	$159
Operating Lease Assets and Liabilities

(in millions)	Statement Line Classification	December 31, 2024	December 31, 2023
Right-of-use lease assets	Operating lease assets	$529	$495
Current lease liabilities	Accrued liabilities	127	125
Operating lease liabilities	Operating lease liabilities	427	407
Other Information Related to Leases

(in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$152	$147	$145

Right-of-use assets obtained in exchange for lease liabilities	$150	$98	$221
During the year ended December 31, 2024, the Company recorded $80 million of assets obtained in exchange for lease liabilities due to an assumption that it is reasonably certain that renewal options will be extended on its radio tower site leases operated within the Airwave radio network, consistent with the Home Office's notice of contract extension pursuant to their Deferred National Shutdown Notice through December 31, 2029. In addition, assets obtained in exchange for liabilities during the year ended December 31, 2024 included $24 million of additional leases due to the renewal of a large managed services contract due to an assumption that it is reasonably certain that renewal options will be extended on the associated radio tower site leases. The Company recorded $19 million of assets obtained in exchange for lease liabilities related to the ten year renewal of an International region office. During the year ended December 31, 2023, the Company included $66 million of additional leases due to renewals of three large managed service contracts due to an assumption that it is reasonably certain that renewal options will be extended on the associated radio tower site leases.

	December 31, 2024	December 31, 2023
Weighted average remaining lease terms (years)	5	5
Weighted average discount rate	3.97%	4.34%

Future Lease Payments

December 31 (in millions)	Amount
2025	$146
2026	128
2027	109
2028	84
2029	63
Thereafter	83
Total lease payments	$613
Less: Interest	59
Present value of operating lease liabilities	$554

4.    Other Financial Data
Statement of Operations Information
Other Charges (Income)
Other charges (income) included in Operating earnings consist of the following:

Years ended December 31 (in millions)	2024	2023	2022
Other charges (income):
Intangibles amortization (Note 15)	$152	$177	$257
Reorganization of businesses (Note 14)	26	22	18
Legal settlements	7	4	23
Fixed asset impairments	2	3	12
Environmental reserve expense	2	15	—
Exit of video manufacturing operations	—	24	—
Operating lease asset impairments	6	6	24
Acquisition-related transaction fees	20	7	23
Gain on Hytera litigation	(61)	—	(15)
Other	1	(1)	(3)
	$155	$257	$339
During the year ended December 31, 2024, the Company recognized a gain on the Hytera litigation of $61 million for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" to our consolidated financial statements in this "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further discussion regarding the Hytera litigation.
During the year ended December 31, 2023, the Company revised the estimate for its liability related to ongoing remediation efforts of environmental media such as groundwater, soil, and soil vapor, as well as related legal fees for a designated Superfund site under the Superfund Act incurred by a legacy business. It is the Company's policy to re-evaluate the reserve when certain events become known that will impact the future cash payments. During the year ended December 31, 2023, the Company became aware of incremental costs required in its remediation of the Superfund site. As such, the Company recorded a charge of $15 million, increasing the reserve balance to $127 million. The Company discounted the cash flows used in estimating this accrual using a risk-free treasury rate. As of December 31, 2024, the current portion of the estimated environmental liability is $9 million and is included in the Accrued liabilities statement line and the non-current portion is $119 million and is included in the "Other liabilities" statement line within the Company's Consolidated Balance Sheets.
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

Other Income (Expense)
Interest expense, net, and Other both included in Other income (expense) consist of the following:

Years ended December 31 (in millions)	2024	2023	2022
Interest expense, net:
Interest expense	$(295)	$(249)	$(240)
Interest income	68	33	14
	$(227)	$(216)	$(226)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$132	$99	$123
Loss from the extinguishment of long-term debt (Note 5)	(585)	—	(6)
Investment impairments	(3)	(16)	(1)
Foreign currency gain (loss)	2	(53)	37
Gain (loss) on derivative instruments (Note 6)	(19)	20	(61)
Loss on equity method investments	—	—	(3)
Fair value adjustments to equity investments	(5)	13	(30)
Gain on TETRA Ireland equity method investment	—	—	21
Assessments on uncertain tax positions (Note 7)	(11)	—	—
Other	—	5	(3)
	$(489)	$68	$77
Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Net Earnings
Years ended December 31	2024	2023	2022
Basic earnings per common share:
Earnings	$1,577	$1,709	$1,363
Weighted average common shares outstanding	166.8	167.0	167.5
Per share amount	$9.45	$10.23	$8.14
Diluted earnings per common share:
Earnings	$1,577	$1,709	$1,363
Weighted average common shares outstanding	166.8	167.0	167.5
Add effect of dilutive securities:
Share-based awards	4.0	3.7	3.7
1.75% senior convertible notes	—	1.5	0.7
Diluted weighted average common shares outstanding	170.8	172.1	171.9
Per share amount	$9.23	$9.93	$7.93

In 2022 and 2023, the Company had $1.0 billion of 1.75% senior convertible notes outstanding (the “Silver Lake Convertible Debt”). The notes were convertible based on a rate of 4.9670 per $1,000 principal amount as of December 31, 2023 (equal to a conversion price of $201.33 per share), adjusted for dividends declared through the date of settlement. In 2021, the Company's Board of Directors approved an irrevocable determination requiring the future settlement of the Silver Lake Convertible Debt to be in cash. Because the Company irrevocably decided to settle the principal amount of the Silver Lake Convertible Debt in cash, the Company did not reflect any shares underlying the Silver Lake Convertible Debt in its diluted weighted average shares outstanding until the average stock price per share for the period exceeded the conversion price. For the years ended December 31, 2022 and December 31, 2023, the Company included the number of shares that would be issuable upon conversion in the Company’s computation of diluted earnings per share, based on the amount by which the average stock price exceeded the conversion price. In 2024, the Company repurchased the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium, recognizing a loss on the extinguishment of $585 million. Accordingly, in the computation of diluted earnings per common share for the year ended December 31, 2024, a total of 0.2 million shares related to the Silver Lake Convertible Debt were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. Refer to "Note 5: Debt and Credit Facilities" to our consolidated financial statements in this "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information regarding the repurchase.
In the computation of diluted earnings per common share for the year ended December 31, 2024, the assumed exercise of 0.1 million options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2023, the assumed exercise of 0.3 million options, including 0.2 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the year ended December 31, 2022, the assumed exercise of 0.3 million options, including 0.1 million subject to market-based contingent option agreements, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

December 31	2024	2023
Accounts receivable	$2,035	$1,779
Less allowance for credit losses	(83)	(69)
	$1,952	$1,710
Inventories, Net
Inventories, net, consist of the following:

December 31	2024	2023
Finished goods	$396	$328
Work-in-process and production materials	498	640
	894	968
Less inventory reserves	(128)	(141)
	$766	$827
Other Current Assets
Other current assets consist of the following:

December 31	2024	2023
Current contract cost assets (Note 2)	$70	$56
Contractor receivables	44	40
Tax-related deposits (Note 7)	54	32
Other	261	229
	$429	$357
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

December 31	2024	2023
Land	$5	$5
Leasehold improvements	441	448
Machinery and equipment	2,243	2,396
	2,689	2,849
Less accumulated depreciation	(1,667)	(1,885)
	$1,022	$964
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $184 million, $179 million and $183 million, respectively.
Investments
Investments consist of the following:

December 31	2024	2023
Common stock	$23	$28
Strategic investments, at cost	26	28
Company-owned life insurance policies	75	74
Equity method investments	11	13
	$135	$143
Other Assets
Other assets consist of the following:

December 31	2024	2023
Defined benefit plan assets (Note 8)	$162	$98
Non-current contract cost assets (Note 2)	141	119
Other	72	57
	$375	$274
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
The Company's outstanding amounts related to the suppliers participating in this program was $38 million and $35 million as of December 31, 2024 and December 31, 2023, respectively. Supplier finance program obligations are classified as Accounts payable within the Consolidated Balance Sheets. The following table displays a rollforward of the confirmed amount of supplier finance obligations from January 1, 2023 to December 31, 2024:

(in millions)	2024	2023
Confirmed obligations at the beginning of the year	$35	$37
Invoices confirmed during the year	139	114
Confirmed invoices paid during the year	(136)	(116)
Confirmed obligations outstanding at the end of the year	$38	$35

Accrued Liabilities
Accrued liabilities consist of the following:

December 31	2024	2023
Compensation	$406	$407
Tax liabilities (Note 7)	217	231
Dividend payable	182	163
Trade liabilities	160	140
Operating lease liabilities (Note 3)	127	125
Customer reserves	97	89
Other	454	349
	$1,643	$1,504
Other Liabilities
Other liabilities consist of the following:

December 31	2024	2023
Defined benefit plans (Note 8)	$768	$939
Non-current contract liabilities (Note 2)	496	424
Unrecognized tax benefits (Note 7)	39	26
Deferred income taxes (Note 7)	87	55
Environmental Reserve	119	119
Deferred compensation	89	70
Other	121	108
	$1,719	$1,741
Stockholders’ Equity Information
Share Repurchase Program: Through a series of actions, the Board of Directors has authorized the Company to repurchase in the aggregate up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of December 31, 2024, the Company had used approximately $15.8 billion of the share repurchase authority to repurchase shares, leaving approximately $2.2 billion of authority available for future repurchases. During the year ended December 31, 2024, the Company paid $3 million of 1% excise tax pursuant to the Inflation Reduction Act of 2022, related to its 2023 share repurchases in excess of issuances.
The Company's share repurchases for 2024, 2023, and 2022 can be summarized as follows:

Year	Shares Repurchased (in millions)	Average Price	Amount (in millions)
2024	0.6	$396.69	$244
2023	2.9	278.56	804
2022	3.7	225.00	836
Payment of Dividends: On November 14, 2024, the Company announced that its Board of Directors approved an increase in the quarterly cash dividend from $0.98 per share of common stock to $1.09 per share of common stock. During the years ended December 31, 2024, 2023, and 2022 the Company paid $654 million, $589 million, and $530 million, respectively, in cash dividends to holders of its common stock. On January 15, 2025, the Company paid an additional $182 million in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Consolidated Statements of Operations during the years ended December 31, 2024, 2023, and 2022:

	Years ended December 31
	2024	2023	2022
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(482)	$(539)	$(384)
Other comprehensive income (loss) before reclassification adjustment	(66)	61	(156)
Tax benefit (expense)	2	(4)	1
Other comprehensive income (loss), net of tax	(64)	57	(155)
Balance at end of period	$(546)	$(482)	$(539)
Derivative instruments:
Balance at beginning of period	$(12)	$—	$—
Other comprehensive income (loss) before reclassification adjustment	4	(12)	—
Reclassification adjustment into Interest expense, net	1	—	—
Other comprehensive income (loss), net of tax	5	(12)	—
Balance at end of period	$(7)	$(12)	$—
Defined Benefit Plans:
Balance at beginning of period	$(2,046)	$(1,996)	$(1,995)
Other comprehensive income (loss) before reclassification adjustment	44	(130)	(76)
Tax benefit (expense)	(9)	34	18
Other comprehensive income (loss) before reclassification adjustment, net of tax	35	(96)	(58)
Reclassification adjustment - Actuarial net losses into Other income (expense)	34	61	80
Reclassification adjustment - Prior service benefits into Other income (expense)	—	1	(2)
Tax expense	(9)	(16)	(21)
Reclassification adjustments into Net earnings, net of tax	25	46	57
Other comprehensive income (loss), net of tax	60	(50)	(1)
Balance at end of period	$(1,986)	$(2,046)	$(1,996)
Total Accumulated other comprehensive loss	$(2,539)	$(2,540)	$(2,535)

5.    Debt and Credit Facilities
Long-Term Debt

December 31	2024	2023
4.0% senior notes due 2024	$—	$313
1.75% senior convertible notes due 2024	—	1,000
7.5% debentures due 2025	252	252
6.5% debentures due 2025	70	70
4.6% senior notes due 2028	696	695
6.5% debentures due 2028	24	25
5.0% senior notes due 2029	396	—
4.6% senior notes due 2029	802	802
2.3% senior notes due 2030	895	894
2.75% senior notes due 2031	846	845
5.6% senior notes due 2032	596	595
5.4% senior notes due 2034	893	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
	5,998	6,019
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(322)	(1,313)
Long-term debt	$5,675	$4,705
During the year ended December 31, 2024, the Company repaid the $313 million aggregate principal amount of 4.0% senior notes due 2024.
As of December 31, 2024, $252 million of 7.5% debentures, which mature in May 2025, and $70 million of 6.5% debentures, which mature in September 2025, were presented as the Current portion of long-term debt within the Company's Consolidated Balance Sheets, as the debentures mature within the next twelve months.
On September 5, 2019, the Company entered into an agreement with Silver Lake Partners to issue $1.0 billion of 1.75% senior convertible notes which were scheduled to mature in September 2024 (the "Silver Lake Convertible Debt"), which became fully convertible on September 5, 2021. In 2024, the Company repurchased the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt for aggregate consideration of $1.59 billion in cash, inclusive of the conversion premium. The repurchase of the Silver Lake Convertible Debt was accounted for as an extinguishment of debt, as the repurchase was negotiated under economically favorable terms outside of the original contractual conversion rate. A loss on the extinguishment of $585 million was recorded, representing the excess amounts repurchased over the carrying value of debt of $593 million, offset by accrued interest of $8 million. The loss on the extinguishment of debt was recorded within Other Income (Expense) in the Consolidated Statements of Operations during the year ended December 31, 2024.
On March 25, 2024, the Company issued $400 million of 5.0% senior notes due 2029 and $900 million of 5.4% senior notes due 2034. The Company recognized net proceeds of $1.3 billion after debt issuance costs and discounts. A portion of proceeds from the issuance of these notes was used to repurchase the $1.0 billion aggregate principal amount of the Silver Lake Convertible Debt in 2024.
The Company has an unsecured commercial paper program, backed by the 2021 Motorola Solutions Credit Agreement (defined below), under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the commercial paper notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of December 31, 2024 the Company had no outstanding debt under the commercial paper program.
Aggregate requirements for long-term debt maturities during the next five years are as follows: $322 million in 2025, no maturities in 2026 or 2027, $724 million in 2028 and $1.2 billion in 2029.

Credit Facilities
As of December 31, 2024, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2024.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.0 billion and $1.3 billion at December 31, 2024 and December 31, 2023, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the Company's five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2024 and the corresponding positions as of December 31, 2023:

	Notional Amount
Net Buy (Sell) by Currency	2024	2023
Euro	$150	$322
Australian dollar	(136)	(140)
British pound	124	252
Canadian dollar	70	76
Chinese renminbi	(48)	(66)
 Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of December 31, 2024, all of the counterparties had investment grade credit ratings. As of December 31, 2024, the credit risk with all derivative counterparties was approximately $10 million.
Derivative Financial Instruments
The following tables summarize the fair values and location in the Consolidated Balance Sheet of all derivative financial instruments held by the Company at December 31, 2024 and 2023:

	Fair Values of Derivative Instruments
December 31, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3	$9
Equity swap contracts	$—	$1
Total derivatives	$10	$10

	Fair Values of Derivative Instruments
December 31, 2023	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$3
Treasury rate lock	—	12
Derivatives not designated as hedging instruments:
Foreign exchange contracts	12	1
Equity swap contracts	1	—
Total derivatives	$14	$16
The following table summarizes the effect of derivatives on the Company's consolidated financial statements for the years ended December 31, 2024, 2023 and 2022:

	Financial Statement Location
		2024	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$9	$(4)	$12
Forward points recognized	Other income (expense)	2	3	2
Treasury rate lock settlement	Accumulated other comprehensive income (loss)	4	(12)	—
Amortization of treasury rate lock	Other income (expense)	(1)	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(19)	$20	$(61)
Equity swap contracts	Selling, general and administrative expenses	3	1	—
Net Investment Hedges
The Company uses foreign exchange forward contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investment in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of December 31, 2024, the Company had €100 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in certain British pound functional subsidiaries.
The Company excludes the difference between the spot rate and the forward rate of the forward contract from its assessment of hedge effectiveness. The effect of the forward points recognized is amortized on a straight line basis and recognized through interest expense within Other income (expense) in the Consolidated Statement of Operations.
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The notional amount of these contracts as of December 31, 2024 was $19 million.
Treasury Rate Lock
In 2023, the Company entered into treasury rate lock agreements which locked in the interest rate for $200 million in future debt issuances. The treasury rate lock agreements were designated and qualified as cash flow hedges. During the year ended December 31, 2024, the Company issued $900 million of 5.4% senior notes due 2034 (the "2034 notes"). The treasury rate lock agreements were terminated upon the issuance of the 2034 notes for a net settlement loss of $8 million. The accumulated loss recorded in Accumulated Other Comprehensive Income (AOCI) will be reclassified to Interest expense, net on a straight-line basis over the 10-year term of the 2034 notes.

7.     Income Taxes
Components of Income Tax Expense
Components of earnings before income taxes are as follows:

Years ended December 31	2024	2023	2022
United States	$1,705	$1,744	$1,312
Other nations	267	402	203
	$1,972	$2,146	$1,515
Components of income tax expense are as follows:

Years ended December 31	2024	2023	2022
United States Federal	$434	$269	$240
Other nations	38	125	159
States (U.S.)	133	70	83
Current income tax expense	605	464	482
United States Federal	(221)	(30)	(179)
Other nations	40	(9)	(118)
States (U.S.)	(34)	7	(37)
Deferred income tax benefit	(215)	(32)	(334)
Total income tax expense	$390	$432	$148
Differences between income tax expense computed at the U.S. federal statutory tax rate of 21% and income tax expense as reflected in the Consolidated Statements of Operations are as follows:

Years ended December 31	2024		2023		2022
Income tax expense at statutory rate	$414	21.0%	$450	21.0%	$318	21.0%
State income taxes, net of federal benefit	66	3.3%	71	3.3%	76	5.0%
Non-U.S. tax expense on non-U.S. earnings	24	1.2%	15	0.7%	1	0.1%
U.S. tax expense (benefit) on undistributed non-U.S. earnings	(27)	(1.4)%	(44)	(2.1)%	(43)	(2.8)%
IP reorganization	(171)	(8.7)%	—	—%	(77)	(5.1)%
Extinguishment of Silver Lake convertible debt	148	7.5%	—	—%	—	—%
Stock compensation	(45)	(2.3)%	(33)	(1.5)%	(68)	(4.5)%
Valuation allowances	5	0.3%	(13)	(0.6)%	(51)	(3.4)%
Research credits	(24)	(1.2)%	(19)	(0.9)%	(16)	(1.1)%
Reserve for uncertain tax positions	(6)	(0.3)%	(3)	(0.1)%	(6)	(0.4)%
Other tax expense (benefit)	6	0.3%	8	0.4%	14	0.9%
	$390	19.8%	$432	20.1%	$148	9.8%
The effective tax rate for 2024 was below the current U.S. federal statutory rate of 21% primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards and a higher federal derived intangible income deduction on its 2023 U.S. tax return, the recognition of excess tax benefits on share-based compensation, the 2024 estimated foreign derived intangible income deduction, and generation of research and development credits, partially offset by the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt and 2024 estimated U.S. state income taxes.
In 2021, the Organization of Economic Cooperation and Development ("OECD") introduced its Pillar Two Framework Model Rules ("Pillar 2"), that was supported by over 130 countries worldwide, which is designed to impose a 15% global minimum tax on adjusted financial results. Certain aspects of Pillar 2 took effect on January 1, 2024, while other aspects go into effect on January 1, 2025. The Company continues to evaluate the potential impact of Pillar 2 on its business, as the countries in which it operates continue to enact legislation implementing Pillar 2. While many aspects of the application of Pillar 2 continue to be clarified, Pillar 2 did not materially impact the Company's 2024 tax liability, and is not expected to have a material impact in future years.

Deferred tax balances that were recorded within Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, rather than Income tax expense, are the result of retirement benefit adjustments and currency translation adjustments. The adjustments were charges of $16 million for the year ended December 31, 2024, benefits of $14 million for the year ended December 31, 2023, and charges of $2 million for the year ended December 31, 2022.
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
Undistributed foreign earnings that the Company intends to reinvest indefinitely amounted to, in the aggregate, $2.0 billion at December 31, 2024. It is impracticable to determine the exact amount of unrecognized deferred tax liabilities on such earnings; however, due to the above-mentioned changes made under the Tax Act, the Company believes that the additional U.S. or foreign income tax charge with respect to such earnings, if distributed, would be immaterial.
Gross deferred tax assets were $2.4 billion and $2.1 billion for December 31, 2024 and December 31, 2023, respectively. Deferred tax assets, net of valuation allowances, were $2.4 billion and $2.0 billion at December 31, 2024 and December 31, 2023, respectively. Gross deferred tax liabilities were $1.2 billion and $1.0 billion at December 31, 2024 and December 31, 2023, respectively.
Significant components of deferred tax assets (liabilities) are as follows:

December 31	2024	2023
Inventory	$30	$30
Accrued liabilities and allowances	87	77
Employee benefits	221	270
Capitalized items	391	146
Tax basis differences on investments	2	4
Depreciation tax basis differences on fixed assets	(31)	(2)
Undistributed non-U.S. earnings	(23)	(28)
Tax attribute carryforwards	98	115
Business reorganization	7	9
Warranty and customer liabilities	24	22
Deferred revenue and costs	420	406
Valuation allowances	(62)	(63)
Operating lease assets	(128)	(120)
Operating lease liabilities	134	129
Other	24	10
	$1,194	$1,005
At December 31, 2024 and December 31, 2023, the Company had valuation allowances of $62 million and $63 million, respectively, against its deferred tax assets, including $42 million and $44 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s U.S. valuation allowance increased $1 million during 2024 primarily due to a capital loss generated in 2024 for which the Company does not have sufficient capital gains in the carryback period nor for which it expects to generate sufficient capital gains in the near future. The Company's Non-U.S. valuation allowance decreased $2 million during 2024 primarily due to the expiration of tax attributes. The Company believes that the remaining deferred tax assets are more-likely-than-not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax attribute carryforwards are as follows:

December 31, 2024	Gross Tax Loss	Tax Effected	Expiration Period
United States:
U.S. tax losses	$127	$27	2025-2037
General business credits	—	1	2030-2036
State tax losses	—	8	2027-2044
State tax credits	—	3	2025-2043
Non-U.S. subsidiaries:
United Kingdom tax losses	143	36	Unlimited
Canada tax losses	17	5	2034-2044
Canada tax credits	—	5	2038-2044
Other subsidiaries tax losses	66	13	Various
		$98
The Company had unrecognized tax benefits of $42 million and $32 million at December 31, 2024 and December 31, 2023, respectively, of which approximately $40 million and $27 million, if recognized, would have affected the effective tax rate for 2024 and 2023, respectively.
A roll-forward of unrecognized tax benefits is as follows:

(in millions)	2024	2023
Balance at January 1	$32	$35
Additions based on tax positions related to current year	1	1
Additions for tax positions of prior years	18	1
Reductions for tax positions of prior years	(1)	(1)
Settlements and agreements	(5)	—
Lapse of statute of limitations	(3)	(4)
Balance at December 31	$42	$32
The Company recorded $39 million and $26 million of unrecognized tax benefits in Other liabilities at December 31, 2024 and December 31, 2023, respectively.
The Company has several U.S. state and non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction	Tax Years
United States	2021-2024
Australia	2020-2024
Canada	2020-2024
Germany	2018-2024
India	1997-2024
Israel	2019-2024
Poland	2019-2024
Malaysia	2017-2024
United Kingdom	2022-2024
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
Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next twelve months. The associated net tax impact on the effective tax rate, exclusive of valuation allowance changes, is estimated to be up to a $9 million tax benefit.

At December 31, 2024, the Company had $30 million accrued for interest and $23 million accrued for penalties on unrecognized tax benefits. At December 31, 2023, the Company had $23 million and $12 million accrued for interest and penalties, respectively, on unrecognized tax benefits. The Company's policy is to classify the interest and penalty as a component of interest expense and other expense, respectively.

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
Net Periodic Cost (Benefit)
The net periodic cost (benefit) for pension and Postretirement Health Care Benefits plans was as follows:

	U.S. Pension Benefit Plans			Non-U.S. Pension Benefit Plans			Postretirement Health Care Benefits Plan
Years ended December 31	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$1	$1	$1	$—	$—	$—
Interest cost	189	190	128	57	56	29	4	5	2
Expected return on plan assets	(298)	(293)	(254)	(104)	(108)	(93)	(13)	(13)	(12)
Amortization of:
Unrecognized net loss	25	22	62	6	37	14	3	2	4
Unrecognized prior service benefit	—	—	—	(3)	(2)	(2)	3	3	—
Net periodic cost (benefit)	$(84)	$(81)	$(64)	$(43)	$(16)	$(51)	$(3)	$(3)	$(6)

The status of the Company’s plans is as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$3,928	$3,809	$1,347	$1,207	$96	$103
Service cost	—	—	1	1	—	—
Interest cost	189	190	57	56	4	5
Plan amendments	—	—	—	—	—	—
Actuarial loss (gain)	(220)	59	(156)	62	17	2
Foreign exchange valuation adjustment	—	—	(32)	66	—	—
Benefit payments	(142)	(130)	(54)	(45)	(12)	(14)
Benefit obligation at December 31	$3,755	$3,928	$1,163	$1,347	$105	$96
Change in plan assets:
Fair value at January 1	$3,273	$3,076	$1,172	$1,092	$134	$134
Return on plan assets	112	324	(23)	56	6	14
Company contributions	6	3	9	9	—	—
Foreign exchange valuation adjustment	—	—	(21)	60	—	—
Benefit payments	(142)	(130)	(54)	(45)	(12)	(14)
Fair value at December 31	$3,249	$3,273	$1,083	$1,172	$128	$134
Funded status of the plan	$(506)	$(655)	$(80)	$(175)	$23	$38
Unrecognized net loss	1,635	1,695	796	829	88	68
Unrecognized prior service benefit (cost)	—	—	(64)	(67)	41	44
Prepaid pension cost	$1,129	$1,040	$652	$587	$152	$150
Components of prepaid (accrued) pension cost:
Current benefit liability	$(3)	$(2)	$—	$—	$—	$—
Non-current benefit liability	(503)	(653)	(194)	(210)	—	—
Non-current benefit asset	—	—	114	35	23	38
Deferred income taxes	388	403	95	102	35	31
Accumulated other comprehensive loss	1,247	1,292	637	660	94	81
Prepaid pension cost	$1,129	$1,040	$652	$587	$152	$150
For the year ended December 31, 2024, the primary driver of the decrease in the U.S. Pension Benefit Plans' benefit obligation was higher actuarial gains due to a increase in the discount rate from 5.01% as of December 31, 2023 to 5.70% as of December 31, 2024, partially offset by actuarial losses in the benefit obligation due to updated lump-sum interest rates and demographic assumption changes. For the year ended December 31, 2023, the primary driver of the increase in the U.S. Pension Benefit Plans' benefit obligation was higher actuarial losses due to an decrease in the discount rate from 5.20% as of December 31, 2022 to 5.01% as of December 31, 2023, partially offset by actuarial gains in the benefit obligation due to updated lump-sum interest rates and mortality.
For the year ended December 31, 2024, the most significant drivers of the decrease in Non-U.S. Pension Benefit Plans' benefit obligation were the higher actuarial gains coupled with favorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial gains primarily due to an increase in the discount rate from 4.30% as of December 31, 2023 to 5.07% as of December 31, 2024. For the year ended December 31, 2023, the most significant drivers of the increase in Non-U.S. Pension Benefit Plans' benefit obligation were the higher actuarial losses coupled with unfavorable foreign exchange effects. The Non-U.S. Pension Benefit Plans incurred actuarial losses primarily due to a decrease in the discount rate from 4.60% as of December 31, 2022 to 4.30% as of December 31, 2023.

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
The Company used "Mortality Improvement Scale MP-2021" to calculate both the 2024 U.S. projected benefit obligations and the 2023 U.S. projected benefit obligations.
Weighted average actuarial assumptions used to determine costs for the plans at the beginning of the fiscal year were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2024	2023	2024	2023	2024	2023
Discount rate	4.90%	5.09%	4.27%	4.68%	4.89%	5.05%
Investment return assumption	7.74%	7.87%	5.84%	6.18%	8.30%	8.00%
Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
	2024	2023	2024	2023	2024	2023
Discount rate	5.70%	5.01%	5.07%	4.30%	5.49%	4.92%
Future compensation increase rate	n/a	n/a	0.67%	0.67%	n/a	n/a
The following table presents the accumulated benefit obligation, projected benefit obligation and fair value of plan assets for our plans that have an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	U.S. Pension Benefit Plans		Non U.S. Pension Benefit Plans
December 31	2024	2023	2024	2023
Accumulated benefit obligation	$3,755	$3,928	$1,162	$1,346
Projected benefit obligation	3,755	3,928	1,163	1,347
Fair value of plan assets	3,249	3,273	1,083	1,172
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

The weighted-average asset allocations by asset categories for all pension plans and the Postretirement Health Care Benefits Plan were as follows:

	All Pension Benefit Plans		Postretirement Health Care Benefits Plan
December 31	2024	2023	2024	2023
Target Mix:
Equity securities	23%	26%	25%	28%
Fixed income securities	61%	56%	57%	51%
Cash and other investments	16%	18%	18%	21%
Actual Mix:
Equity securities	22%	26%	24%	28%
Fixed income securities	60%	56%	56%	52%
Cash and other investments	18%	18%	20%	20%
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
Cash Funding
The Company made $6 million and $3 million of contributions to its U.S. Pension Benefit Plans during 2024 and 2023, respectively. The Company contributed $9 million and $9 million to its Non U.S. Pension Benefit Plans during 2024 and 2023, respectively. The Company made no contributions to its Postretirement Health Care Benefits Plan in 2024 or 2023.
Expected Future Benefit Payments
The following benefit payments are expected to be paid:

Year	U.S. Pension Benefit Plans	Non-U.S. Pension Benefit Plans	Postretirement Health Care Benefits Plan
2025	$172	$54	$14
2026	189	55	14
2027	206	57	13
2028	224	58	12
2029	241	59	11
2030-2034	1,365	306	41
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
The net periodic pension cost for these split-dollar life insurance arrangements was $3 million for the year ended December 31, 2024, and $5 million for each of the years ended December 31, 2023 and 2022. The Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $46 million and $52 million as of December 31, 2024 and December 31, 2023, respectively.

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
Defined Contribution Plan
The Company has various defined contribution plans, in which all eligible employees may participate. In the U.S., the Motorola Solutions 401(k) plan (the "401(k) plan") is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. The Company’s expenses for material defined contribution plans for the years ended December 31, 2024, 2023 and 2022 were $53 million, $45 million and $43 million, respectively.
Under the 401(k) plan, the Company may make an additional discretionary matching contribution to eligible employees. For the years ended December 31, 2024, 2023, and 2022 the Company made no discretionary contributions.

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
The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 20% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first from October 1 through March 31 and the second from April 1 through September 30. For each of the years ended December 31, 2024, 2023 and 2022, employees purchased 0.4 million shares, at purchase prices of $231.98 and $300.55 in 2024, $194.62 and $231.40 in 2023, and $199.16 and $190.37 in 2022.

Significant Assumptions Used in the Estimate of Fair Value
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2024, 2023 and 2022 was $92.20, $73.04 and $67.18, respectively, using the following weighted-average assumptions:

	2024	2023	2022
Expected volatility	21.4%	24.4%	29.2%
Risk-free interest rate	4.3%	4.2%	2.5%
Dividend yield	1.4%	1.6%	1.9%
Expected life (years)	5.9	5.9	6.6
The Company calculates the value of each performance option, MSU, and PSU using a Monte Carlo simulation option pricing model, estimated on the date of grant. The fair values of performance options, MSUs, and PSUs granted during 2024 were $141.51, $396.90 and $515.85, respectively. The fair values of performance options, MSUs, and PSUs granted during 2023 were $122.55, $299.32 and $348.27, respectively. The fair value of performance options, MSUs and PSUs granted during 2022 was $84.73, $244.13 and $249.51, respectively. The following assumptions were used for the calculations.

	2024	2023	2022
	Performance Options	Performance Options	Performance Options
Expected volatility of common stock	21.7%	25.1%	29.7%
Expected volatility of the S&P 500	30.5%	33.3%	39.2%
Risk-free interest rate	4.3%	4.1%	2.0%
Dividend yield	1.4%	1.7%	2.0%
Expected life (years)	6.5	6.5	6.5

	2024	2023	2022
	Market Stock Unit	Market Stock Unit	Market Stock Units
Expected volatility of common stock	21.7%	25.1%	29.7%
Risk-free interest rate	4.4%	4.5%	1.9%
Dividend yield	1.3%	1.5%	1.6%

	2024	2023	2022
	Performance Stock Units	Performance Stock Units	Performance Stock Units
Expected volatility of common stock	21.7%	25.1%	29.7%
Expected volatility of the S&P 500	30.8%	33.3%	39.2%
Risk-free interest rate	4.3%	4.6%	1.8%
Dividend yield	1.1%	1.4%	1.6%
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

The following table summarizes information about the total stock options outstanding and exercisable under all stock option plans, at December 31, 2024 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)
$1-$100	713	$77	2	713	$77	2
$101-$200	866	148	5	866	148	5
$201-$300	430	244	8	90	239	7
$301-$400	200	342	9	5	334	9
$401 and over	13	482	9	—	—	8
	2,222			1,674
As of December 31, 2024, the weighted average contractual life for options outstanding and exercisable was five and four years, respectively.
Current Year Activity
Total share-based compensation activity was as follows (in thousands, except exercise price):

	Stock Options		Restricted Stock Units		Restricted Stock
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2024	566	$191	1,342	$224	85	$244
Granted	106	360	582	340	65	397
Releases/Exercised	(175)	175	(601)	225	(85)	244
Forfeited/Canceled	(6)	314	(48)	268	—	—
Balance as of December 31, 2024	491	$230	1,275	$275	65	$397
Awards exercisable	275	174	—	—	—	—

	Performance Options		Market Stock Units		Performance Stock Units
	No. of Options Outstanding	Wtd. Avg. Exercise Price of Shares	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value	No. of Non-Vested Awards	Wtd. Avg. Grant Date Fair Value
Balance as of January 1, 2024	1,798	$122	89	$254	213	$264
Granted	104	343	37	397	132	514
Releases/Exercised	(316)	101	(69)	230	(147)	335
Adjustment for payout factor	147	179	23	179	74	321
Forfeited/Canceled	(2)	179	(1)	185	(8)	316
Balance as of December 31, 2024	1,731	$144	79	$331	264	$407
Awards exercisable	1,399	113	—	—	—	—
At December 31, 2024 and 2023, 6.0 million and 7.2 million shares, respectively, were available for future share-based award grants under the current share-based compensation plan, covering all equity awards to employees and non-employee directors.

Total Share-Based Compensation Expense
Compensation expense for the Company’s share-based compensation plans was as follows:

Years ended December 31	2024	2023	2022
Share-based compensation expense included in:
Costs of sales	$48	$40	$28
Selling, general and administrative expenses	132	116	98
Research and development expenditures	63	56	46
Share-based compensation expense included in Operating earnings	243	212	172
Tax benefit	51	43	34
Share-based compensation expense, net of tax	$192	$169	$138
Decrease in basic earnings per share	$(1.15)	$(1.01)	$(0.82)
Decrease in diluted earnings per share	$(1.12)	$(0.98)	$(0.80)
At December 31, 2024, the Company had unrecognized compensation expense related to all share based awards of $431 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years and $5 million of unrecognized compensation expense related to the employee stock purchase plan that will be recognized over the remaining purchase period. The aggregate fair value of outstanding share based awards as of December 31, 2024 was $629 million.
Cash received from stock option exercises and the employee stock purchase plan was $75 million, $104 million, and $156 million for the years ended December 31, 2024, 2023, and 2022, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $164 million, $152 million, and $292 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2024 was $664 million and $567 million, respectively, based on a December 31, 2024 stock price of $462.23 per share.
Motorola Solutions Incentive Plans
The Company's incentive plans provide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The expense for awards under these incentive plans for the years ended December 31, 2024, 2023 and 2022 was $218 million, $205 million and $165 million, respectively.
Long-Range Incentive Plan
The LRIP rewards elected officers for the Company’s achievement of specified business goals during the period, based on a single performance objective measured over a three-year period. There were no LRIP awards with cash settlement terms for the years ended December 31, 2024 and 2023. The expense for LRIP awards with cash settlement terms was $4 million for the year ended December 31, 2022.

10.    Fair Value Measurements
Investments and Derivatives
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2024 and December 31, 2023 were as follows:

December 31, 2024	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$10
Common stock and equivalents	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$9	$9
Equity swap contracts	1	—	1

December 31, 2023	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$13	$13
Equity swap contracts	1	—	1
Common stock and equivalents	28	—	28
Liabilities:
Foreign exchange derivative contracts	$—	$4	$4
Treasury rate lock	—	12	12
Pension and Postretirement Health Care Benefits Plan Assets
The fair values of the various pension and postretirement health care benefits plans’ assets by level in the fair value hierarchy as of December 31, 2024 and 2023 were as follows:
U.S. Pension Benefit Plans

December 31, 2024	Level 1	Level 2	Level 3	Total
Equities	$23	$—	$—	$23
Commingled funds	1,039	404	—	1,443
Government fixed income securities	—	239	—	239
Corporate fixed income securities	—	905	—	905
Short-term investment funds	258	—	—	258
Private assets	—	—	203	203
Total investment securities	$1,320	$1,548	$203	$3,071
Accrued income receivable				162
Cash				16
Fair value plan assets				$3,249
The following table summarizes the changes in fair value of the Level 3 assets:

2024
Fair value at January 1, 2024	$157
Actual return on plan assets	22
Purchases	24
Fair value at December 31, 2024	$203

December 31, 2023	Level 1	Level 2	Level 3	Total
Equities	$27	$—	$—	$27
Commingled funds	1,230	479	—	1,709
Government fixed income securities	—	192	—	192
Corporate fixed income securities	—	894	—	894
Short-term investment funds	253	—	—	253
Private Assets	—	—	157	157
Total investment securities	$1,510	$1,565	$157	$3,232
Accrued income receivable				23
Cash				18
Fair value plan assets				$3,273

Non-U.S. Pension Benefit Plans

December 31, 2024	Level 1	Level 2	Total
Equities	$53	$—	$53
Commingled funds	236	35	271
Government fixed income securities	—	615	615
Short-term investment funds	56	—	56
Total investment securities	$345	$650	$995
Cash			4
Accrued income receivable			42
Insurance contracts			42
Fair value plan assets			$1,083

December 31, 2023	Level 1	Level 2	Total
Equities	$60	$—	$60
Commingled funds	289	32	321
Government fixed income securities	—	663	663
Short-term investment funds	60	—	60
Total investment securities	$409	$695	$1,104
Cash			5
Accrued income receivable			16
Insurance contracts			47
Fair value plan assets			$1,172
Postretirement Health Care Benefits Plan

December 31, 2024	Level 1	Level 2	Level 3	Total
Equities	$1	$—	$—	$1
Commingled funds	40	16	—	56
Government fixed income securities	—	10	—	10
Corporate fixed income securities	—	37	—	37
Short-term investment funds	10	—	—	10
Private funds	—	—	8	8
Total investment securities	$51	$63	$8	$122
Accrued income receivable				6
Fair value plan assets				$128
The following table summarizes the changes in fair value of the Level 3 assets:

2024
Fair value at January 1, 2024	$7
Purchases	1
Fair value at December 31, 2024	$8

December 31, 2023	Level 1	Level 2	Level 3	Total
Equities	$1	$—	$—	$1
Commingled funds	49	20	—	69
Government fixed income securities	—	8	—	8
Corporate fixed income securities	—	38	—	38
Short-term investment funds	10	—	—	10
Private funds	—	—	7	7
Total investment securities	$60	$66	$7	$133
Accrued income receivable				1
Fair value plan assets				$134
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
At December 31, 2024, the Company had $1.2 billion of investments in money market government and U.S. treasury funds (Level 1) classified as Cash and cash equivalents in its Consolidated Balance Sheet, compared to $863 million at December 31, 2023. The money market funds had quoted market prices that are approximately at par.
Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2024 was $5.8 billion. The fair value of long-term debt at December 31, 2023 was $6.4 billion, of which the Senior Convertible Notes were $1.6 billion (Level 2). Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. Refer to "Note 5: Debt and Credit Facilities" to our consolidated financial statements in this “Part II. Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a further discussion of the Senior Convertible Notes.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Long-term Financing and Sales of Receivables
Long-term Financing
Long-term receivables consist of receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2024	2023
Long-term receivables, gross	$65	$36
Less allowance for losses	(2)	(2)
Long-term receivables	$63	$34
Less current portion	(22)	(13)
Non-current long-term receivables	$41	$21
The current portion of long-term receivables is included in Accounts receivable, net and the non-current portion of long-term receivables is included in Other assets in the Company’s Consolidated Balance Sheet. The Company recognized $1 million in interest income on long-term receivables for the year ended December 31, 2024, compared to no interest income for the year ended December 31, 2023 and $1 million for the year ended December 31, 2022.

Certain purchasers of the Company's products and services may request that the Company provide long-term financing (defined as financing with a term greater than one year) in connection with the sale of products and services. These requests may include all or a portion of the purchase price of the products and services. The Company's obligation to provide long-term financing may be conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser's credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third-parties totaling $105 million at December 31, 2024 and $103 million at December 31, 2023.
Sales of Receivables
From time to time, the Company sells accounts receivable and long-term receivables to third-parties under one-time arrangements.
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the years ended December 31, 2024, 2023 and 2022.

Years ended December 31	2024	2023	2022
Contract-specific discounting facility	$—	$—	$49
Accounts receivable sales proceeds	15	96	179
Long-term receivables sales proceeds	205	182	204
Total proceeds from receivable sales	$220	$278	$432
The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.
At December 31, 2024, the Company had retained servicing obligations for $794 million of long-term receivables, compared to $813 million of long-term receivables at December 31, 2023. Servicing obligations are limited to collection activities of sold accounts receivables and long-term receivables.
Credit Quality of Long-Term Receivables and Allowance for Credit Losses
An aging analysis of financing receivables at December 31, 2024 and December 31, 2023 is as follows:

December 31, 2024	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$31	$2	$1	$1
Commercial loans and leases secured	34	3	—	1
Long-term receivables, including current portion	$65	$5	$1	$2

December 31, 2023	Total Long-term Receivable	Current Billed Due	Past Due Under 90 Days	Past Due Over 90 Days
Municipal leases secured tax exempt	$15	$1	$1	$1
Commercial loans and leases secured	21	1	—	1
Long-term receivables, including current portion	$36	$2	$1	$2
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
As of December 31, 2024, the Company had entered into firm, non-cancelable, and unconditional commitments under such arrangements through 2030. The Company expects to make total payments of $713 million under these arrangements as follows: $151 million in 2025, $159 million in 2026, $159 million in 2027, $130 million in 2028, $112 million in 2029 and $2 million thereafter.

Legal Matters
Hytera Civil Litigation
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
On December 17, 2020, the District Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the District Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the District Court's previous July 5, 2022 royalty order, which the District Court denied on July 11, 2023. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. On August 26, 2023, the District Court granted the Company's contempt motion. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow. In addition to the September 1, 2023 payment of $56 million, Hytera has made de minimis quarterly royalty payments into the third-party escrow from October 2022 up through November 2024. Future royalty payments are expected to be paid directly to the Company. The aggregate amount paid into escrow of approximately $61 million was released to the Company on November 26, 2024 and was recorded as a gain within Other Charges (Income) within the Consolidated Statement of Operations.
Following the February 14, 2020, verdict and judgment in the Company's favor, Hytera appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), seeking review of the orders related to the jury's verdict as well as the District Court's royalty order. The Company filed its cross-appeal on August 5, 2022. The Court of Appeals heard oral arguments on December 5, 2023, and issued its decision on July 2, 2024. The Court of Appeals affirmed the District Court's award of $407.4 million in damages, including exemplary damages, under the Defend Trade Secrets Act. The Court of Appeals also directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, and instructed the District Court to reconsider its denial of the Company's request for an injunction. In all other respects, the Court of Appeals affirmed the judgment of the District Court. On October 4, 2024, the Court of Appeals denied Hytera's motion for rehearing. The case was remanded to the District Court for further action per the Court of Appeals' decision. On January 2, 2025, Hytera filed a petition for writ of certiorari with the Supreme Court of the United States. Acceptance or denial of the petition is discretionary by the Supreme Court.
In 2024, the parties engaged in competing litigation in the District Court and a court in China related to the possible continued use by Hytera of the Company’s trade secrets in Hytera’s currently shipping products. On April 2, 2024, the District Court held Hytera in civil contempt, and issued a worldwide sales injunction of certain Hytera products and a daily fine, for Hytera's failure to withdraw its competing litigation in China. On April 16, 2024, the Court of Appeals granted Hytera's motion for an emergency stay of the contempt sanctions, to allow the Court of Appeals to review the District Court's various orders related to the competing litigation and contempt sanctions. The District Court held hearings from August 26-30, 2024, concerning whether Hytera's currently shipping products continue to misuse the Company's trade secrets and copyrighted source code. The issue is currently under consideration by the District Court.
Hytera Criminal Litigation
On January 13, 2025, Hytera pleaded guilty to one federal felony count of conspiracy to steal the Company's trade secrets in a criminal action brought by the U.S. Department of Justice against Hytera and several of its employees in the District Court. Hytera's sentencing has been scheduled for November 6, 2025. Pursuant to the plea agreement reached between Hytera and the government, Hytera's sentence may include a fine to be paid to the government and restitution to be paid to the Company in an amount to be determined by the District Court.
Hytera Bankruptcy Proceedings
Separate from the Company's litigation with Hytera, on May 27, 2020, Hytera America, Inc. and Hytera Communications America (West), Inc. each filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On February 11, 2022, the Court entered an order to confirm the liquidation plan for the two Hytera entities and distributions were made on February 25, 2022 to the creditors, including a distribution of $13 million to the Company. On December 22, 2022, an additional distribution of $2 million was made to the Company as well as an assignment of various delinquent accounts receivable of the bankrupt Hytera entities. On April 4, 2024, a final de minimis distribution was made to the Company. The gains for the three monetary distributions were recorded to Other charges (income) in the Company's Consolidated Statements of Operations.

13.    Information by Segment and Geographic Region
The Company conducts its business globally and manages it through the following two segments:
Products and Systems Integration: The Products and Systems Integration segment offers an extensive portfolio of infrastructure, devices, accessories, video security devices and infrastructure, and the implementation and integration of such systems, devices, and applications. Within LMR Communications, the Company is a global leader in the two-way radio category, including the Company’s Project 25 ("P25"), Terrestrial Trunked Radio (TETRA), Digital Mobile Radio (DMR), as well as other professional and commercial radio (“PCR”) solutions. The Company provides LTE solutions for public safety, government and commercial users, including devices operating in 700 MHz, 900 MHz and Citizens' Broadband Radio Service (CBRS) frequencies. The Company's Video technology includes network video management infrastructure, fixed security, certain mobile video equipment and access control solutions. The primary customers of the Products and Systems Integration segment are government, public safety and commercial customers who operate private communications systems and video security solutions and typically manage a mobile workforce. In 2024, the segment’s net sales were $6.9 billion, representing 64% of the Company's consolidated net sales.
Software and Services: The Software and Services segment provides a broad range of solution offerings for government, public safety and commercial customers. Software includes public safety and enterprise Command Center, unified communications applications, certain mobile video equipment, and video software solutions, delivered both on-premise and “as-a-service.” Services includes a continuum of service offerings beginning with repair, technical support and maintenance. More advanced technologies include monitoring, software updates and cybersecurity services. Managed services range from partial to full operation of customer-owned or Motorola Solutions-owned communications systems. In 2024, the segment’s net sales were $3.9 billion, representing 36% of the Company's consolidated net sales.
For the years ended December 31, 2024, 2023 and 2022, no single customer accounted for more than 10% of the Company's net sales.

Segment Information
The Company's chief operating decision maker, the chief executive officer, uses both segment gross margin and segment operating earnings to assess performance and allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. See “Note 1: Summary of Significant Accounting Policies” to our consolidated financial statements in this “Part II. Item 8: Financial Statements and Supplementary Data” of this Form 10-K.
The following table summarizes Net sales, significant expenses, Gross margin and Operating earnings by segment:

	2024			2023			2022
Years ended December 31	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$6,883	$3,934	$10,817	$6,242	$3,736	$9,978	$5,728	$3,384	$9,112
Costs of sales	3,215	2,090	5,305	3,115	1,893	5,008	3,060	1,823	4,883
Gross margin	3,668	1,844	5,512	3,127	1,843	4,970	2,668	1,561	4,229
Selling, general and administrative expenses	1,392	360	1,752	1,239	322	1,561	1,156	294	1,450
Research and development expenditures	575	342	917	551	307	858	503	276	779
Other charges	25	130	155	94	163	257	96	243	339
Operating earnings	$1,676	$1,012	$2,688	$1,244	$1,050	$2,294	$913	$748	$1,661
Total other expense			(716)			(148)			(146)
Net earnings before income taxes			$1,972			$2,146			$1,515

The following table summarizes the Company's capital expenditures and depreciation expense by segment:

	Capital Expenditures			Depreciation Expense
Years ended December 31	2024	2023	2022	2024	2023	2022
Products and Systems Integration	$103	$97	$77	$90	$83	$79
Software and Services	154	156	179	94	96	104
	$257	$253	$256	$184	$179	$183
The Company's chief operating decision maker does not review or allocate resources based on segment assets.

Geographic Area Information

	Net Sales			Assets
Years ended December 31	2024	2023	2022	2024	2023	2022
United States	$7,432	$6,559	$6,008	$11,456	$10,207	$9,227
United Kingdom	572	769	789	2,190	2,034	2,321
Canada	388	373	366	383	362	394
Other	2,425	2,277	1,949	566	733	872
	$10,817	$9,978	$9,112	$14,595	$13,336	$12,814
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
During 2024, 2023, and 2022 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. These initiatives impacted both of the Company’s segments and affected employees located in all geographic regions.
2024 Charges
During 2024, the Company recorded net reorganization of business charges of $38 million, including $12 million of charges in Costs of sales and $26 million of charges in Other charges in the Company’s Consolidated Statements of Operations. Included in the $38 million were charges of $48 million related to employee separation costs, partially offset by $6 million of reversals for employee separation accruals no longer needed and $4 million of reversals for exit cost accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2024
Products and Systems Integration	$32
Software and Services	6
$38

Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$23	$48	$(6)	$(38)	$27
Exit costs	$5	$—	$(4)	$—	$1
	$28	$48	$(10)	$(38)	$28
Exit Costs
At January 1, 2024, the Company had an accrual of $5 million for exit costs related to the Company's exit of the Emergency Services Network contract with the Home Office. During the year, the Company recorded a $4 million reversal for accruals no longer needed. The remaining $1 million of exit costs are recorded in Accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2024, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2024, the Company had an accrual of $23 million for employee separation costs. The 2024 additional charges of $48 million include severance costs for approximately 720 employees, of which 460 were direct employees and 260 were indirect employees. The adjustments of $6 million reflect reversals of accruals no longer needed. The $38 million used in 2024 reflects cash payments to severed employees. The remaining accrual of $27 million, which is included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2024, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 140 employees to be separated in 2025.
2023 Charges
During 2023, the Company recorded net reorganization of business charges of $53 million, including $7 million of charges in Costs of sales and $46 million of charges under Other charges in the Company’s Consolidated Statements of Operations. Included in the $53 million were charges of $41 million for employee separation costs and a $24 million impairment loss related to the exit of video manufacturing operations, partially offset by $7 million of reversals of accruals no longer needed and $5 million of reversals for exit cost accruals no longer needed.
The following table displays the net charges incurred by segment:

Year ended December 31	2023
Products and Systems Integration	$45
Software and Services	8
$53
Reorganization of Businesses Accruals

	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Reorganization costs	$26	$41	$(7)	$(37)	$23
Exit costs	10	—	(5)	—	5
	$36	$41	$(12)	$(37)	$28
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
Employee Separation Costs
At January 1, 2023, the Company had an accrual of $26 million for employee separation costs. The 2023 additional charges of $41 million include severance costs for approximately 700 employees, of which 420 were direct employees and 280 were indirect employees. The adjustments of $7 million reflect reversals of accruals no longer needed. The $37 million used in 2023 reflects cash payments to severed employees. The remaining accrual of $23 million, which was included in Accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2023, is expected to be paid, primarily within one year to: (i) severed employees who have already begun to receive payments and (ii) approximately 75 employees to be separated in 2024.

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
Recent Acquisitions
On October 29, 2024, the Company acquired 3tc, a provider of control room software solutions for $22 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing CAD for the U.K.'s public safety agencies. The Company recognized $19 million of goodwill, $4 million of identifiable intangible assets, and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $4 million of developed technology and will be amortized over a period of seven years. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On July 1, 2024, the Company acquired Noggin, a global provider of CEM software for $91 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $19 million to certain key employees that will be expensed over a service period of three years. This acquisition enhances the Company's portfolio by adding operational resilience and CEM capabilities, which help enterprises and critical infrastructure anticipate, prepare for and efficiently respond to incidents. The Company recognized $50 million of goodwill, $53 million of identifiable intangible assets, and $12 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $7 million of customer relationships and $45 million of developed technology and will be amortized over a period of three, fifteen and thirteen years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
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
On February 13, 2024, the Company acquired Silent Sentinel, a provider of specialized, long-range cameras, for $37 million, net of cash acquired. This acquisition complements the Company's portfolio of fixed video cameras, expanding its footprint with government and critical infrastructure customers and strengthens the Company's position as a global leader in end-to-end video security solutions. The Company recognized $16 million of goodwill, $22 million of identifiable intangible assets and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $10 million of customer relationships and $11 million of developed technology and will be amortized over a period of two, fourteen and ten years, respectively. The business is part of the Products and System Integration segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.

On December 15, 2023, the Company acquired IPVideo, the creator of the HALO Smart Sensor, for $170 million, net of cash acquired. The transaction also included the potential for the Company to make contingent earn-out payments of up to $15 million based on IPVideo's achievement of certain financial targets from January 1, 2024 through December 31, 2024. As of the acquisition date, the Company estimated the fair value of the contingent earn-out to be $2 million, which was included in the purchase price. However, as of December 31, 2024, the Company concluded that the contingent earn-out targets were not achieved. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of one year. The HALO Smart Sensor is a multifunctional safety and security device with built-in vape detection and air quality monitoring, gunshot detection, abnormal noise and motion detection and emergency keyword detection. This acquisition adds sensor technology to the Company's physical security portfolio. The Company recognized $100 million of goodwill, $83 million of identifiable intangible assets and $13 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $8 million of trade names, $6 million of customer relationships and $69 million of developed technology and will be amortized over a period of eight, twelve and fifteen years, respectively. The business is a part of the Products and Systems Integration segment. The purchase accounting was completed as of the fourth quarter of 2024.
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
Intangible Assets
Amortized intangible assets are comprised of the following:

	2024		2023
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Developed technology	$1,226	$535	$1,156	$447
Patents	2	2	2	2
Customer-related	1,609	1,093	1,566	1,055
Other intangibles	116	74	105	70
	$2,953	$1,704	$2,829	$1,574
Amortization expense on intangible assets, which is included within Other charges in the Consolidated Statements of Operations, was $152 million, $177 million, and $257 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, future amortization expense is estimated to be $143 million in 2025, $134 million in 2026, $124 million in 2027, $123 million in 2028, and $112 million in 2029.
Amortized intangible assets, excluding goodwill, were comprised of the following by segment:

	2024		2023
December 31 (in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$1,017	$409	$985	$337
Software and Services	1,936	1,295	1,844	1,237
	$2,953	$1,704	$2,829	$1,574

Goodwill
The following table displays a rollforward of the carrying amount of goodwill, net of impairment losses, by segment from January 1, 2023 to December 31, 2024:

(in millions)	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2023	$1,461	$1,851	$3,312
Goodwill acquired	109	—	109
Purchase accounting adjustments	(2)	(29)	(31)
Foreign currency translation	—	11	11
Balance as of December 31, 2023	$1,568	$1,833	$3,401
Goodwill acquired	16	128	144
Purchase accounting adjustments	(9)	3	(6)
Foreign currency translation	(2)	(11)	(13)
Balance as of December 31, 2024	$1,573	$1,953	$3,526
The Company conducts its annual assessment of goodwill for impairment as of the last day of the third quarter of each fiscal year. The goodwill impairment assessment is performed at the reporting unit level which is an operating segment or one level below an operating segment.
In 2024 and 2023, the Company performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment the Company assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in enterprise value, and entity-specific events. For fiscal year 2024 and 2023, the Company concluded it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying value. Therefore, a quantitative goodwill impairment test was not required and there was no impairment of goodwill in 2024 or 2023.

16.    Valuation and Qualifying Accounts
The following table presents the valuation and qualifying account activity for the years ended December 31, 2024, 2023, and 2022:

	Balance at Beginning of Period	Charged to Earnings	Used	Adjustments*	Balance at End of Period
2024
Allowance for credit losses	$69	$49	$(35)	$—	$83
2023
Allowance for credit losses	61	29	(21)	—	69
2022
Allowance for credit losses	70	28	(36)	(1)	61
* Adjustments include translation adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2024 (the "Evaluation Date"), the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Solutions, including our consolidated subsidiaries, required to be disclosed in our SEC reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Solutions’ management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The response to this Item with respect to directors is incorporated herein by reference to the information under the caption “Our Board - Who We Are” of our Proxy Statement; with respect to executive officers, is contained in Part I hereof under the caption “Information About our Executive Officers”; with respect to the audit committee, is incorporated herein by reference to the information under the caption “Committees of the Board” of the Proxy Statement; and, with respect to our insider trading policies and procedures is incorporated herein by reference to the information under the caption “How Our Board Governs the Company – Company Insider Trading Prohibitions Policy” of the Proxy Statement. In addition, Motorola Solutions’ Insider Trading Prohibitions Policy is filed as Exhibit 19 to this Form 10-K.
Motorola Solutions has adopted a code of ethics, the Motorola Solutions Code of Business Conduct (the “Code”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted in the Corporate Governance section on Motorola Solutions’ Internet website, www.motorolasolutions.com/investors, and is available electronically and without charge by contacting Investor Relations at investors@motorolasolutions.com. Any legally required disclosures regarding amendments to, or waivers from, the Code applicable to executive officers will be posted on our Internet website or disclosed in a Current Report on Form 8-K filed with the SEC. The information contained on or accessible through our website is not incorporated by reference into and is not a part of this Form 10-K.

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
3.     Exhibits
Exhibit numbers 10.5 through 10.64 listed in this Exhibit Index are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

3.1
Restated Certificate of Incorporation of Motorola Solutions, Inc., dated May 15, 2024 (incorporated by reference to Exhibit 3.1 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024).

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
4.2
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Motorola Solutions, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

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
10.19
Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants on or after March 9, 2023 (incorporated by reference to Exhibit 10.6 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.20
Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.21	Form of Motorola Solutions, Inc. Stock Option Consideration Agreement for grants from March 9, 2017 to March 9, 2022 (incorporated by reference to Exhibit 10.7 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017).
10.22	Form of Motorola Solutions Stock Option Consideration Agreement for grants from February 3, 2014 to March 8, 2017 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.23
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

10.25
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

*10.35	Form of Motorola Solutions, Inc. Performance Stock Unit Award Agreement for grants to Messrs. Molloy, Saptharishi, and Winkler on November 11, 2024.
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

10.41
Form of Motorola Solutions, Inc. Performance Option Award Agreement for grants to Gregory Q. Brown from March 9, 2015 to March 8, 2023 (incorporated by reference to Exhibit 10.3 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 11, 2015).

10.42
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

10.44	Form of Motorola Solutions Stock Option Consideration Agreement for Gregory Q. Brown for grants from January 4, 2011 to March 9, 2022 under the Motorola Solutions Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.45	Form of Motorola Solutions, Inc. Market Stock Unit Award Agreement for grants to Gregory Q. Brown on or after March 9, 2023 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).
10.46
Form of Motorola Solutions, Inc. Market Stock Unit Agreement for grants to Gregory Q. Brown from March 10, 2022 to March 8, 2023 (incorporated by reference to Exhibit 10.12 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).

10.47	Form of Motorola Solutions Deferred Stock Units Agreement between Motorola Solutions, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Solutions Omnibus Incentive Plan of 2006, for acquisitions on or after January 1, 2012 (incorporated by reference to Exhibit 10.37 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.48	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants on or after January 1, 2012 (incorporated by reference to Exhibit 10.40 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.49	Form of Motorola Solutions Deferred Stock Units Award between Motorola Solutions, Inc. and its non-employee directors under the Motorola Solutions Omnibus Incentive Plan of 2006 or any successor plan for grants from January 4, 2011 to December 31, 2011 (incorporated by reference to Exhibit 10.39 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.50	Motorola Solutions Executive Officer Short Term Incentive Plan dated January 17, 2013 (effective January 1, 2013) (incorporated by reference to Exhibit 10.50 to Motorola Solutions’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.51	Motorola Solutions Executive Officer Short Term Incentive Plan Term Sheet (incorporated by reference to Exhibit 10.51 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
10.52
Motorola Solutions Long Range Incentive Plan (LRIP), as Amended and Restated February 11, 2021 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021).

10.53	2022-2024 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 15, 2022 (incorporated by reference to Exhibit 10.14 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022).
10.54
2023-2025 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 24, 2023 (incorporated by reference to Exhibit 10.2 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023).

10.55
2024-2026 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 21, 2024 (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024).

10.56	Motorola Solutions Management Deferred Compensation Plan (As Amended and Restated Effective as of June 1, 2013) (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on June 5, 2013).
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
10.59
Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How our Directors are Compensated” of Motorola Solutions Inc.’s Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Shareholders filed on March 28, 2024 (“Motorola Solutions’ Proxy Statement”)).

10.60
Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How our Directors are Compensated” of the Motorola Solutions’ Proxy Statement, and incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 29, 2024).

10.61	Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on August 29, 2008).
10.62	Amendment dated December 15, 2008, to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit No. 10.50 to Motorola, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.63	Second Amendment, dated May 28, 2010, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Current Report on Form 8-K filed on May 28, 2010).
10.64	Third Amendment, dated March 10, 2014, to the Employment Agreement dated August 27, 2008, as amended, by and between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on March 13, 2014).
10.65
Revolving Credit Agreement, dated as of March 24, 2021, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.'s Current Report on Form 8-K filed on March 25, 2021).

10.66
First Amendment, dated as of February 8, 2023, by and among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on February 10, 2023).

10.67	Revised and Amended Aircraft Time Sharing Agreement, dated as of October 1, 2015, between Motorola Solutions, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.4 to Motorola Solutions, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015).
*19	Insider Trading Prohibitions Policy, effective as of November 14, 2024.
*21	Subsidiaries of Motorola Solutions, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Motorola Solutions, Inc. Compensation Recoupment Policy, effective as of November 16, 2023 (incorporated by reference to Exhibit 97 to Motorola Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

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
February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Solutions, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GREGORY Q. BROWN	Chairman and Chief Executive Officer	February 14, 2025
Gregory Q. Brown	and Director (Principal Executive Officer)

/S/ JASON J. WINKLER	Executive Vice President and	February 14, 2025
Jason J. Winkler	Chief Financial Officer (Principal Financial Officer)

/S/ KATHERINE MAHER	Corporate Vice President and	February 14, 2025
Katherine Maher	Chief Accounting Officer (Principal Accounting Officer)

/S/ NICOLE ANASENES	Director	February 14, 2025
Nicole Anasenes

/S/ KENNETH D. DENMAN	Director	February 14, 2025
Kenneth D. Denman

/S/ AYANNA M. HOWARD	Director	February 14, 2025
Ayanna M. Howard

/S/ CLAYTON M. JONES	Director	February 14, 2025
Clayton M. Jones

/S/ JUDY C. LEWENT	Director	February 14, 2025
Judy C. Lewent

/S/ ELIZABETH D. MANN	Director	February 14, 2025
Elizabeth D. Mann

/S/ GREGORY K. MONDRE	Director	February 14, 2025
Gregory K. Mondre

/S/ JOSEPH M. TUCCI	Director	February 14, 2025
Joseph M. Tucci