Form 10-Q
period 2025-03-29
Motorola Solutions, Inc.
filed 2025-05-01
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of April 25, 2025 was 166,915,805.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales from products	$1,448	$1,405
Net sales from services	1,080	984
Net sales	2,528	2,389
Costs of products sales	573	600
Costs of services sales	655	597
Costs of sales	1,228	1,197
Gross margin	1,300	1,192
Selling, general and administrative expenses	436	397
Research and development expenditures	233	218
Other charges	49	58
Operating earnings	582	519
Other income (expense):
Interest expense, net	(51)	(44)
Other, net	16	(565)
Total other expense	(35)	(609)
Earnings (loss) before income taxes	547	(90)
Income tax expense (benefit)	115	(52)
Net earnings (loss)	432	(38)
Less: Earnings attributable to non-controlling interests	2	1
Net earnings (loss) attributable to Motorola Solutions, Inc.	$430	$(39)
Earnings (loss) per common share:
Basic	$2.58	$(0.23)
Diluted	$2.53	$(0.23)
Weighted average common shares outstanding:
Basic	166.9	166.3
Diluted	169.8	166.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net earnings (loss)	$432	$(38)
Foreign currency translation adjustments	41	(24)
Derivative instruments	—	4
Defined benefit plans	(2)	7
Total other comprehensive income (loss), net of tax	39	(13)
Comprehensive income (loss)	471	(51)
Less: Earnings attributable to non-controlling interests	2	1
Comprehensive income (loss) attributable to Motorola Solutions, Inc. common shareholders	$469	$(52)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	March 29, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,564	$2,102
Accounts receivable, net	1,770	1,952
Contract assets	1,288	1,230
Inventories, net	833	766
Other current assets	444	429
Total current assets	5,899	6,479
Property, plant and equipment, net	1,039	1,022
Operating lease assets	521	529
Investments	161	135
Deferred income taxes	1,236	1,280
Goodwill	3,841	3,526
Intangible assets, net	1,353	1,249
Other assets	383	375
Total assets	$14,433	$14,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$322	$322
Accounts payable	845	1,018
Contract liabilities	1,983	2,072
Accrued liabilities	1,772	1,643
Total current liabilities	4,922	5,055
Long-term debt	5,677	5,675
Operating lease liabilities	412	427
Other liabilities	1,763	1,719
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 3/29/25—168.6; 12/31/24—168.6
Outstanding shares: 3/29/25—166.9; 12/31/24—167.1
Additional paid-in capital	1,916	1,940
Retained earnings	2,223	2,300
Accumulated other comprehensive loss	(2,500)	(2,539)
Total Motorola Solutions, Inc. stockholders’ equity	1,641	1,703
Non-controlling interests	18	16
Total stockholders’ equity	1,659	1,719
Total liabilities and stockholders’ equity	$14,433	$14,595
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				430	2
Other comprehensive income			39
Issuance of common stock and stock options exercised	0.7	(90)
Share repurchase program	(0.7)			(325)
Share-based compensation expenses		66
Dividends declared $1.09 per share				(182)
Balance as of March 29, 2025	168.6	$1,918	$(2,500)	$2,223	$18

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings (loss)				(39)	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	1.0	(5)
Share repurchase program	(0.1)			(39)
Share-based compensation expenses		56
Dividends declared $0.98 per share				(163)
Balance as of March 30, 2024	168.3	$1,675	$(2,553)	$1,399	$16
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Operating
Net earnings (loss)	$432	$(38)
Adjustments to reconcile Net earnings (loss) to Net cash provided by operating activities:
Depreciation and amortization	81	83
Non-cash other charges	7	3
Share-based compensation expenses	66	56
Loss from the extinguishment of Silver Lake Convertible Debt (Note 4)	—	585
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	197	113
Inventories	(62)	(7)
Other current assets and contract assets	(78)	(123)
Accounts payable, accrued liabilities and contract liabilities	(175)	(90)
Other assets and liabilities	25	(19)
Deferred income taxes	17	(181)
Net cash provided by operating activities	510	382
Investing
Acquisitions and investments, net	(450)	(37)
Proceeds from sales of investments and businesses, net	10	36
Capital expenditures	(37)	(46)
Net cash used for investing activities	(477)	(47)
Financing
Repayments of debt	—	(1,593)
Net proceeds from issuance of debt	—	1,288
Issuances of common stock, net of tax	(90)	(5)
Purchases of common stock	(325)	(39)
Payments of dividends	(182)	(163)
Net cash used for financing activities	(597)	(512)
Effect of exchange rate changes on total cash and cash equivalents	26	(16)
Net decrease in total cash and cash equivalents	(538)	(193)
Cash and cash equivalents, beginning of period	2,102	1,705
Cash and cash equivalents, end of period	$1,564	$1,512
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$29	$36
Income and withholding taxes, net of refunds	$39	$26
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of March 29, 2025 and for the three months ended March 29, 2025 and March 30, 2024 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
•Video: Cameras (fixed, body-worn, in-vehicle), access control, sensors, infrastructure, video management, software and artificial intelligence (AI)-powered analytics that help enable visibility and bring attention to what’s important.
•Command Center: Command center solutions and software applications that unify voice, video and data analytics from public safety agencies, enterprises and the community to create a broad informational view to help simplify workflows and improve the accuracy and speed of decisions.
Recent Acquisitions
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $173 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio of enterprise technologies, including body cameras, fixed video, panic buttons and radios. This business is part of the Software and Services Segment.
On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $241 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. This business is part of the Software and Services segment.
On October 29, 2024, the Company acquired 3tc Software ("3tc"), a provider of control room software solutions for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing computer-aided dispatch ("CAD") for the U.K.'s public safety agencies. This business is part of the Software and Services segment.

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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses" (DISE), to enhance disclosures relating to key income statement expense topics. This was subsequently amended by ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", which clarified the effective dates. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its disclosures.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 for the year ended December 31, 2024 and applied the required retrospective transition method. Refer to Note 13, "Segment Information" in this "Part 1 — Financial Information" of this Form 10-Q for the related disclosures.

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three months ended March 29, 2025 and March 30, 2024, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	March 29, 2025			March 30, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,178	$674	$1,852	$1,082	$611	$1,693
International	368	308	676	408	288	696
	$1,546	$982	$2,528	$1,490	$899	$2,389

Major Products and Services:
LMR Communications	$1,315	$586	$1,901	$1,255	$567	$1,822
Video	231	210	441	235	163	398
Command Center	—	186	186	—	169	169
	$1,546	$982	$2,528	$1,490	$899	$2,389

Customer Types:
Direct	$1,016	$907	1,923	$860	$822	$1,682
Indirect	530	75	605	630	77	707
	$1,546	$982	$2,528	$1,490	$899	$2,389
Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of March 29, 2025 was $8.9 billion. A total of $3.6 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of March 29, 2025, of which $1.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $5.3 billion was from Software and Services performance obligations that were not yet satisfied as of March 29, 2025. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.8 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.

Contract Balances

(In millions)	March 29, 2025	December 31, 2024
Accounts receivable, net	$1,770	$1,952
Contract assets	1,288	1,230
Contract liabilities	1,983	2,072
Non-current contract liabilities	556	496
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
Revenue recognized during the three months ended March 29, 2025 which was previously included in Contract liabilities as of December 31, 2024 was $537 million, compared to $508 million of revenue recognized during the three months ended March 30, 2024 which was previously included in Contract liabilities as of December 31, 2023. Revenue of $9 million was reversed during the three months ended March 29, 2025 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $12 million of reversals for the three months ended March 30, 2024, primarily driven by changes in the estimates of progress on system contracts.
There were no material expected credit losses recorded on contract assets during each of the three months ended March 29, 2025 and March 30, 2024.
Contract Cost Balances

(In millions)	March 29, 2025	December 31, 2024
Current contract cost assets	$69	$70
Non-current contract cost assets	129	141
Amortization of contract cost assets was $13 million for the three months ended March 29, 2025 and March 30, 2024.

3.    Leases
Components of Lease Expense

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Lease expense:
Operating lease cost	$35	$35
Variable cost	12	11
Sublease income	(2)	(1)
Net lease expense from operating leases	$45	$45
Lease Assets and Liabilities

(in millions)	Statement Line Classification	March 29, 2025	December 31, 2024
Right-of-use lease assets	Operating lease assets	$521	$529
Current lease liabilities	Accrued liabilities	114	127
Operating lease liabilities	Operating lease liabilities	412	427

Other Information Related to Leases

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$54	$38

Right-of-use assets obtained in exchange for lease liabilities	12	83

	March 29, 2025	December 31, 2024
Weighted average remaining lease terms (years)	5	5
Weighted average discount rate:	3.97%	3.97%
Future Lease Payments

March 29, 2025
(in millions)	Operating Leases
Remainder of 2025	$97
2026	134
2027	114
2028	87
2029	65
Thereafter	85
Total lease payments	582
Less: interest	56
Present value of lease liabilities	$526

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended
	March 29, 2025	March 30, 2024
Other charges (income):
Intangibles amortization (Note 15)	$37	$39
Reorganization of business (Note 14)	12	7
Operating lease asset impairments	—	3
Acquisition-related transaction fees	6	4
Legal settlements	4	6
Gain on Hytera litigation	(10)	—
Other	—	(1)
	$49	$58
During the three months ended March 29, 2025, the Company recognized a gain on the Hytera litigation of $10 million for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: commitments and Contingencies" in this "Part 1 — Financial Information" of this Form 10-Q.

Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended
	March 29, 2025	March 30, 2024
Interest, net:
Interest expense	$(69)	$(61)
Interest income	18	17
	$(51)	$(44)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$30	$32
Loss from the extinguishment of Silver Lake Convertible Debt	—	(585)
Investment impairments	—	(3)
Foreign currency gain (loss)	(20)	1
Gain (loss) on derivative instruments (Note 6)	13	(10)
Fair value adjustments to equity investments	(5)	(2)
Other	(2)	2
	$16	$(565)
Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended
	March 29, 2025	March 30, 2024
Basic earnings per common share:
Earnings (loss)	$430	$(39)
Weighted average common shares outstanding	166.9	166.3
Per share amount	$2.58	$(0.23)
Diluted earnings per common share:
Earnings (loss)	$430	$(39)
Weighted average common shares outstanding	166.9	166.3
Add effect of dilutive securities:
Share-based awards	2.9	—
Diluted weighted average common shares outstanding	169.8	166.3
Per share amount	$2.53	$(0.23)
In the computation of diluted earnings per common share for the three months ended March 29, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended March 30, 2024, the Company recorded a net loss from continuing operations, which resulted in the presentation of diluted earnings (loss) per common share to be equal to basic earnings (loss) per common share, as any increase to the basic shares would be antidilutive. A total of 5.0 million shares outstanding were excluded from the computation of diluted earnings per common share for three months ended March 30, 2024, because their inclusion would have been antidilutive; these shares included 4.1 million share-based awards and 0.9 million shares related to the 1.75% senior convertible notes issued to Silver Lake Partners ("Silver Lake Convertible Debt").

Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	March 29, 2025	December 31, 2024
Accounts receivable	$1,851	$2,035
Less allowance for credit losses	(81)	(83)
	$1,770	$1,952
Inventories, Net
Inventories, net, consist of the following:

	March 29, 2025	December 31, 2024
Finished goods	$411	$396
Work-in-process and production materials	550	498
	961	894
Less inventory reserves	(128)	(128)
	$833	$766
Other Current Assets
Other current assets consist of the following:

	March 29, 2025	December 31, 2024
Current contract cost assets (Note 2)	$69	$70
Contractor receivables	42	44
Tax-related deposits	53	54
Other	280	261
	$444	$429
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	March 29, 2025	December 31, 2024
Land	$5	$5
Leasehold improvements	451	441
Machinery and equipment	2,329	2,243
	2,785	2,689
Less accumulated depreciation	(1,746)	(1,667)
	$1,039	$1,022
Depreciation expense was $44 million for the three months ended March 29, 2025 and March 30, 2024.

Investments
Investments consist of the following:

	March 29, 2025	December 31, 2024
Common stock	$18	$23
Strategic investments	52	26
Company-owned life insurance policies	80	75
Equity method investments	11	11
	$161	$135
Other Assets
 Other assets consist of the following:

	March 29, 2025	December 31, 2024
Defined benefit plan assets	$192	$162
Non-current contract cost assets (Note 2)	129	141
Other	62	72
	$383	$375
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
The Company's outstanding amounts related to the suppliers participating in this program was $27 million and $38 million as of March 29, 2025 and December 31, 2024, respectively. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 29, 2025	December 31, 2024
Compensation	$465	$406
Tax liabilities	272	217
Dividend payable	182	182
Trade liabilities	161	160
Operating lease liabilities (Note 3)	114	127
Customer reserves	75	97
Other	503	454
	$1,772	$1,643

Other Liabilities
Other liabilities consist of the following:

	March 29, 2025	December 31, 2024
Defined benefit plans (Note 8)	$749	$768
Non-current contract liabilities (Note 2)	556	496
Unrecognized tax benefits (Note 7)	39	39
Deferred income taxes (Note 7)	87	87
Environmental reserve	119	119
Deferred compensation	88	89
Other	125	121
	$1,763	$1,719
Stockholders’ Equity
Share Repurchase Program: During the three months ended March 29, 2025, the Company repurchased approximately 0.7 million shares at an average price of $437.17 per share for an aggregate amount of $325 million.
Payment of Dividends: During the three months ended March 29, 2025 and March 30, 2024, the Company paid $182 million and $163 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $182 million in cash dividends to holders of its common stock.
Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(546)	$(482)
Other comprehensive income (loss) before reclassification adjustment	38	(27)
Tax benefit	3	3
Other comprehensive income (loss), net of tax	41	(24)
Balance at end of period	$(505)	$(506)
Derivative instruments:
Balance at beginning of period	$(7)	$(12)
Other comprehensive income before reclassification adjustment, net of tax	—	4
Other comprehensive income, net of tax	—	4
Balance at end of period	$(7)	$(8)
Defined Benefit Plans:
Balance at beginning of period	$(1,986)	$(2,046)
Other comprehensive loss before reclassification adjustment	(12)	—
Tax benefit	3	—
Other comprehensive income (loss) before reclassification adjustment, net of tax	(9)	—
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	9	9
Tax benefit (expense)	(2)	(2)
Reclassification adjustments into Net earnings, net of tax	7	7
Other comprehensive income, net of tax	(2)	7
Balance at end of period	$(1,988)	$(2,039)
Total Accumulated other comprehensive loss	$(2,500)	$(2,553)

5.    Debt and Credit Facilities
As of March 29, 2025, $252 million of 7.5% debentures due 2025, which mature in May 2025, and $70 million of 6.5% debentures due 2025, which mature in September 2025, were presented as the Current portion of long-term debt within the Company's Condensed Consolidated Balance Sheets, as the debentures mature within the next twelve months.
As of March 29, 2025, the Company had a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of March 29, 2025.
Subsequent to the quarter end, on April 25, 2025, the Company entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). The 2025 Motorola Solutions Credit Agreement replaces the 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement.
The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of March 29, 2025 the Company had no outstanding debt under the commercial paper program.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.1 billion and $1.0 billion for the periods ended March 29, 2025 and December 31, 2024, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 29, 2025, and the corresponding positions as of December 31, 2024:

	Notional Amount
Net Buy (Sell) by Currency	March 29, 2025	December 31, 2024
British pound	$173	$124
Euro	166	150
Australian dollar	(129)	(136)
Chinese renminbi	(43)	(48)
Canadian dollar	41	70
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of March 29, 2025, all of the counterparties had investment grade credit ratings. As of March 29, 2025, the Company had $7 million of exposure to aggregate credit risk with all counterparties.

Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of March 29, 2025 and December 31, 2024:

	Fair Values of Derivative Instruments
March 29, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	7	2
Equity swap contracts	—	1
Total derivatives	$7	$9

	Fair Values of Derivative Instruments
December 31, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	3	9
Equity swap contracts	—	1
Total derivatives	$10	$10
The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three months ended March 29, 2025 and March 30, 2024:

	Financial Statement Location	Three Months Ended
Derivatives		March 29, 2025	March 30, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$(6)	$4
Amortized hedge income	Other income (expense)	1	1
Treasury rate lock	Accumulated other comprehensive income (loss)	—	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$13	$(10)
Equity swap contracts	Selling, general and administrative expenses	(1)	1
Net Investment Hedges
The Company uses foreign exchange forward and option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of March 29, 2025, the Company had €140 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contracts and initial time value of the options from its assessment of hedge effectiveness.The effect of the forward points recognized in forward contracts and the initial time value of the option contracts are amortized on a straight-line basis and recognized through interest expense within Other income (expense) in the Condensed Consolidated Statement of Operations.

Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of March 29, 2025 was $18 million.
Treasury Rate Lock
In 2023, the Company entered into treasury rate agreements which locked in the interest rate for $200 million in future debt issuances. The treasury rate lock agreements were designated and qualified as cash flow hedges. During the three months ended March 30, 2024, the Company issued $900 million of 5.4% senior notes due 2034 (the "2034 notes"). The treasury rate lock agreements were terminated upon the issuance of the 2034 notes for a net settlement loss of $8 million. The accumulated loss recorded in Accumulated Other Comprehensive Income will be reclassified to interest expense on a straight-line basis over the 10-year term of the 2034 notes.

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
The following table provides details of income taxes:

	Three Months Ended
	March 29, 2025	March 30, 2024
Earnings (loss) before income taxes	$547	$(90)
Income tax expense (benefit)	115	(52)
Effective tax rate	21%	58%
The effective tax rate for the three months ended March 29, 2025 of 21% was equal to the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits of share-based compensation, offset by state tax expense.
The effective tax rate for the three months ended March 30, 2024 of 58% was higher than the U.S. federal statutory tax rate of 21%, primarily due to the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt and state tax expense, offset by the tax benefit recognized upon the Company's decision to implement a business initiative which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return, and excess tax benefits of share-based compensation.
The effective tax rate for the three months ended March 29, 2025 of 21% was lower than the effective tax rate for the three months ended March 30, 2024 of 58%, primarily due to the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in 2024, partially offset by the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest cost	$50	$47	$14	$14	$1	$1
Expected return on plan assets	(76)	(74)	(26)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	6	6	2	2	1	1
Unrecognized prior service cost (benefit)	—	—	(1)	(1)	1	1
Net periodic pension benefits	$(20)	$(21)	$(11)	$(11)	$—	$—

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Share-based compensation expense included in:
Costs of sales	$14	$11
Selling, general and administrative expenses	35	30
Research and development expenditures	17	15
Share-based compensation expense included in Operating earnings	66	56
Tax benefit	(14)	(11)
Share-based compensation expense, net of tax	$52	$45
Decrease in basic earnings per share	$(0.31)	$(0.27)
Decrease in diluted earnings per share	$(0.31)	$(0.27)
During the three months ended March 29, 2025, the Company granted 0.4 million RSUs, 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $175 million, $24 million and $17 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $7 million and $17 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 29, 2025 and December 31, 2024 were as follows:

March 29, 2025	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$7	$7
Common stock	18	—	18
Liabilities:
Foreign exchange derivative contracts	$—	$8	$8
Equity swap contracts	1	—	1

December 31, 2024	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$10
Common stock	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$9	$9
Equity swap contracts	1	—	1
The Company had no foreign exchange derivative contracts, equity swap contracts or common stock investments in Level 3 holdings as of March 29, 2025 or December 31, 2024.
At March 29, 2025 and December 31, 2024, the Company had $686 million and $1.2 billion, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of March 29, 2025 was $5.8 billion. The fair value of long-term debt at December 31, 2024 was $5.8 billion.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
Long-term receivables sales proceeds	$24	$10
At March 29, 2025, the Company had retained servicing obligations for $769 million of long-term receivables, compared to $794 million at December 31, 2024. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $150 million at March 29, 2025, compared to $105 million at December 31, 2024.

12.    Commitments and Contingencies
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
On December 17, 2020, the District Court held that Hytera must pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, and on December 15, 2021, set royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. On July 5, 2022, the District Court ordered that Hytera pay into a third-party escrow on July 31, 2022, the royalties owed to the Company based on the sale of relevant products from July 1, 2019 to June 30, 2022. Hytera failed to make the required royalty payment on July 31, 2022. On August 1, 2022, Hytera filed a motion to modify or stay the District Court's previous July 5, 2022 royalty order, which the District Court denied on July 11, 2023. On August 3, 2022, the Company filed a motion seeking to hold Hytera in civil contempt for violating the royalty order by not making the required royalty payment on July 31, 2022. On August 26, 2023, the District Court granted the Company's contempt motion. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow. In addition to the September 1, 2023 payment of $56 million, Hytera made de minimis quarterly royalty payments into the third-party escrow from October 2022 through November 2024; after which such de minimis royalty payments have been paid directly to the Company. The aggregate amount paid into escrow of approximately $61 million was released to the Company on November 26, 2024 and was recorded as a gain within Other Charges (Income) within the Consolidated Statement of Operations. On March 4, 2025, Hytera made a partial payment toward the judgment of approximately $10 million and that payment was recorded as a gain within Other charges (Income) within the Consolidated Statement of Operations.
Following the February 14, 2020, verdict and judgment in the Company's favor, Hytera appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"), seeking review of the orders related to the jury's verdict as well as the District Court's royalty order. The Company filed its cross-appeal on August 5, 2022. The Court of Appeals heard oral arguments on December 5, 2023, and issued its decision on July 2, 2024. The Court of Appeals affirmed the District Court's award of $407.4 million in damages, including exemplary damages, under the Defend Trade Secrets Act. The Court of Appeals also directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, and instructed the District Court to reconsider its denial of the Company's request for an injunction. In all other respects, the Court of Appeals affirmed the judgment of the District Court. On October 4, 2024, the Court of Appeals denied Hytera's motion for rehearing. The case was remanded to the District Court for further action per the Court of Appeals' decision. The issues of copyright recalculation and injunction are currently briefed and under consideration by the District Court.
On January 2, 2025, Hytera filed a petition for Writ of certiorari with the Supreme Court of the United States. Hytera's petition was denied by the Supreme Court on February 24, 2025.
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
Hytera Criminal Litigation
On January 13, 2025, Hytera pleaded guilty to one federal felony count of conspiracy to steal the Company's trade secrets in a criminal action brought by the U.S. Department of Justice against Hytera and several of its employees in the District Court. Hytera's sentencing has been scheduled for November 6, 2025. Pursuant to the plea agreement reached between Hytera and the government, Hytera's sentence may include a fine to be paid to the government and restitution to be paid to the Company in the amount to be determined by the District Court.

13.    Segment Information
Significant Segment Expenses

	Three Months Ended
	March 29, 2025			March 30, 2024
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$1,546	$982	$2,528	$1,490	$899	$2,389
Cost of sales	694	534	1,228	716	481	1,197
Gross margin	852	448	1,300	774	418	1,192
Research and development expenditures	142	91	233	137	81	218
Selling, general and administrative expenses	341	95	436	311	86	397
Other charges	17	32	49	16	42	58
Operating earnings	$352	$230	$582	$310	$209	$519
Total other expense			(35)			(609)
Earnings before income taxes			$547			$(90)
Capital Expenditures by Segment

	Three Months Ended
	March 29, 2025	March 30, 2024
Products and Systems Integration	$15	$17
Software and Services	22	29
	$37	$46
Depreciation Expense by Segment

	Three Months Ended
	March 29, 2025	March 30, 2024
Products and Systems Integration	$22	$21
Software and Services	22	23
	$44	$44

14.    Reorganization of Business
2025 Charges
During the three months ended March 29, 2025, the Company recorded net reorganization of business charges of $17 million, consisting of $12 million of charges in Other charges and $5 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $17 million were charges of $19 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals that are no longer needed.
The following table displays the net charges incurred by segment:

March 29, 2025	Three Months Ended
Products and Systems Integration	$12
Software and Services	5
$17

Reorganization of Businesses Accruals

	January 1, 2025	Additional Charges	Adjustments	Amount Used	March 29, 2025
Employee separation costs	$27	$19	$(2)	$(14)	$30
Exit costs	1	—	—	—	1
	$28	$19	$(2)	$(14)	$31
Exit Costs
At January 1, 2025, the Company had an accrual of $1 million for exit costs, related to the Company's exit of the Emergency Service Network contract with the U.K. Home Office. The $1 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at March 29, 2025, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2025, the Company had an accrual of $27 million for employee separation costs. The 2025 additional charges of $19 million represent severance costs for approximately 280 employees. The adjustment of $2 million reflects reversals for accruals no longer needed. The $14 million used reflects cash payments to severed employees. The remaining accrual of $30 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at March 29, 2025, is expected to be paid, primarily within one year, to approximately 700 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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
$10

15.    Intangible Assets and Goodwill
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $173 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value price of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio of enterprise technologies, including body cameras, fixed video, panic buttons and radios. The Company recognized $126 million of goodwill, $54 million of identifiable intangible assets, and $7 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $24 million of customer relationships and $29 million of developed technology and will be amortized over a period of three, fifteen and twelve years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $241 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. The Company recognized $186 million of goodwill, $77 million of identifiable intangible assets, and $22 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $6 million of trade names, $32 million of customer relationships and $39 million of developed technology and will be amortized over a period of nine, eighteen and thirteen years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.

On October 29, 2024, the Company acquired 3tc Software ("3tc"), a provider of control room software solutions for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing CAD for the U.K.'s public safety agencies. The Company recognized $13 million of goodwill, $11 million of identifiable intangible assets, and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $11 million of developed technology and will be amortized over a period of seven years. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
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
On February 13, 2024, the Company acquired Silent Sentinel, a provider of specialized, long-range cameras, for $37 million, net of cash acquired. This acquisition complements the Company's portfolio of fixed video cameras, expanding its footprint with government and critical infrastructure customers, and strengthens the Company's position as a global leader in end-to-end video security solutions. The Company recognized $16 million of goodwill, $22 million of identifiable intangible assets and $1 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $10 million of customer relationships and $11 million of developed technology and will be amortized over a period of two, fourteen and ten years, respectively. The business is a part of the Products and Systems Integration segment. The purchase accounting was completed as of the first quarter of 2025.
Intangible Assets
Amortized intangible assets were comprised of the following:

	March 29, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,302	$558	$1,226	$535
Customer-related	1,690	1,129	1,609	1,093
Other intangibles	127	79	118	76
	$3,119	$1,766	$2,953	$1,704
Amortization expense on intangible assets was $37 million for the three months ended March 29, 2025. Amortization expense on intangible assets was $39 million for the three months ended March 30, 2024. As of March 29, 2025, annual amortization expense is estimated to be $152 million in 2025, $145 million in 2026, $135 million in 2027, $134 million in 2028, $122 million in 2029 and $120 million in 2030.
Amortized intangible assets were comprised of the following by segment:

	March 29, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$1,017	$427	$1,017	$409
Software and Services	2,102	1,339	1,936	1,295
	$3,119	$1,766	$2,953	$1,704

Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2025 to March 29, 2025:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2025	$1,573	$1,953	$3,526
Goodwill acquired	—	312	312
Purchase accounting adjustments	—	(6)	(6)
Foreign currency	1	8	9
Balance as of March 29, 2025	$1,574	$2,267	$3,841

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three months ended March 29, 2025 and March 30, 2024, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of global tariffs and volatility in the global supply chain and our expected ability to mitigate increased costs related thereto (b) the impact on our business of the United Kingdom's Competition and Markets Authority's prospective price control regarding Airwave; (c) our expectations regarding the Airwave collective proceeding claim with the Competition Appeal Tribunal; (d) the impact of acquisitions and other investments on our business; (e) the impact of existing and future laws, regulations, international treaties and industry standards relating to climate change and other environmental and social impacts on our business; (f) market growth, demand, spending and resulting opportunities; (g) industry growth and demand, including opportunities resulting from such growth, (h) expected impacts to operating leverage; (i) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments; (j) the return of capital to shareholders through dividends and/or repurchasing shares; (k) the impact and success of our business strategy and portfolio; (l) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (m) future exit costs related to our exit of the Emergency Services Network ("ESN") contract with the Home Office of the United Kingdom; (n) our ability and cost to repatriate funds; (o) the liquidity of our investments; (p) our ability and cost to access the capital markets; (q) our ability to borrow and the amount available under our credit facilities; (r) adequacy of internal resources to fund expected working capital, capital expenditure and cash requirements; (s) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term; (t) the ability to meet minimum purchase obligations (u) the impact of contractual damage claims exceeding the underlying contract value; (v) our ability to sell accounts receivable and the terms and amounts of such sales; (w) the outcome and effect of ongoing legal proceedings; (x) requests for vendor financing; and (y) the impact of the adoption of accounting pronouncements on our financial results; (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; (b) future hedging activity and expectations of the Company; and (3) “Legal Proceedings,” about the ultimate disposition of legal matters and timing. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

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
•Video: Cameras (fixed, body-worn, in-vehicle), access control, sensors, infrastructure, video management, software and artificial intelligence (AI)-powered analytics that help enable visibility and bring attention to what’s important.
•Command Center: Command center solutions and software applications that unify voice, video, data and analytics from public safety agencies, enterprises and the community to create a broad informational view to help simplify workflows and improve the accuracy and speed of decisions.

First Quarter Financial Results
•Net sales were $2.5 billion in the first quarter of 2025 compared to $2.4 billion in the first quarter of 2024.
•Operating earnings were $582 million in the first quarter of 2025 compared to $519 million in the first quarter of 2024.
•Net earnings attributable to Motorola Solutions, Inc. was $430 million, or $2.53 per diluted common share, in the first quarter of 2025, compared to a net loss of $39 million, or $(0.23) per diluted common share, in the first quarter of 2024.
•Operating cash flow increased $128 million to $510 million in the first quarter of 2025 compared to $382 million in the first quarter of 2024.
•We repurchased $325 million of common stock and paid $182 million in dividends in the first quarter of 2025.
Recent Events
Macroeconomic Environment Update
Beginning in February 2025, the United States implemented significant global tariffs on imports, contributing to a global trade landscape subject to changing import/export regulations, tariffs, trade barriers and trade disputes. As a result, we see growing volatility and uncertainty around the global supply chain.
We engage with global suppliers across a diverse network of locations around the world. We continue to work with our global supply base to mitigate our exposure to the risks to global reciprocal (and sectoral) tariffs that have developed, and which may continue to develop, in order to ensure supply continues at levels in order to meet our current customer demand. As a result of the dynamic environment, we expect increased costs on materials and components in 2025, which we currently expect to substantially mitigate.
U.K. Home Office Update
Beginning August 1, 2023, the United Kingdom's Competition and Markets Authority ("CMA") imposed a legal order which implemented a prospective price control ("the Charge Control") on Airwave, our private mobile radio communications network that provides mission-critical voice and data communications to emergency services and other agencies in Great Britain. Our appeal of the implementation of the Charge Control to the United Kingdom's Court of Appeal was unsuccessful and we have no further right to appeal to the United Kingdom Courts. Since August 1, 2023, revenue under the Airwave contract has been, and will continue to be, recognized in accordance with the Charge Control.
In 2024, we received a notice of contract extension (the “Deferred National Shutdown Notice”) from the Home Office of the United Kingdom (the "Home Office"). The Deferred National Shutdown Notice extends the “national shutdown target date” of the Airwave service from December 31, 2026 to December 31, 2029, at the Charge Control rates and is fully reflected in our reported backlog. In 2024, we filed proceedings with the U.K. High Court challenging the decision of the Home Office to issue the Deferred National Shutdown Notice as being in breach of applicable U.K. procurement and public law. During the first quarter of 2025, these proceedings were discontinued.
On December 12, 2024, a proposed class representative filed a claim with the Competition Appeal Tribunal ("CAT") to bring collective proceedings against us, alleging that users of Airwave services during the period January 1, 2020 through July 31, 2023 suffered financial harm as a result of the pricing in effect during such time (the "Collective Proceeding"). The initial stage of the Collective Proceeding will involve potential "Certification" of the claim by the CAT, which we expect to be heard in September 2025.

Recent Acquisitions

Segment	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers	$173 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$241 million and share-based compensation of $6 million	February 21, 2025
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$23 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$91 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024

Results of Operations

	Three Months Ended
(Dollars in millions, except per share amounts)	March 29, 2025	% of Sales*	March 30, 2024	% of Sales*
Net sales from products	$1,448		$1,405
Net sales from services	1,080		984
Net sales	2,528		2,389
Costs of products sales	573	39.6%	600	42.7%
Costs of services sales	655	60.6%	597	60.7%
Costs of sales	1,228		1,197
Gross margin	1,300	51.4%	1,192	49.9%
Selling, general and administrative expenses	436	17.2%	397	16.6%
Research and development expenditures	233	9.2%	218	9.1%
Other charges	49	1.9%	58	2.4%
Operating earnings	582	23.0%	519	21.7%
Other income (expense):
Interest expense, net	(51)	(2.0)%	(44)	(1.8)%
Other, net	16	0.6%	(565)	(23.7)%
Total other expense	(35)	(1.4)%	(609)	(25.5)%
Earnings (loss) from continuing operations before income taxes	547	21.6%	(90)	(3.8)%
Income tax expense (benefit)	115	4.5%	(52)	(2.2)%
Net earnings (loss)	432	17.1%	(38)	(1.6)%
Less: Earnings attributable to non-controlling interests	2	0.1%	1	—%
Net earnings (loss) attributable to Motorola Solutions, Inc.	$430	17.0%	$(39)	(1.6)%
Earnings (loss) per diluted common share	$2.53		$(0.23)
* Percentages may not add due to rounding

Results of Operations—Three months ended March 29, 2025 compared to three months ended March 30, 2024
The results of operations for the first quarter of 2025 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	March 29, 2025			March 30, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,178	$674	$1,852	$1,082	$611	$1,693
International	368	308	676	408	288	696
	$1,546	$982	$2,528	$1,490	$899	$2,389
Net sales by major products and services:
LMR Communications	$1,315	$586	$1,901	$1,255	$567	$1,822
Video	231	210	441	235	163	398
Command Center	—	186	186	—	169	169
Total	$1,546	$982	$2,528	$1,490	$899	$2,389

Operating earnings	$352	$230	$582	$310	$209	$519
Operating margins	22.8%	23.4%	23.0%	20.8%	23.2%	21.7%
Net Sales
The Products and Systems Integration segment’s net sales represented 61% of our net sales in the first quarter of 2025 and 62% in the first quarter of 2024. The Software and Services segment’s net sales represented 39% of our net sales in the first quarter of 2025 and 38% in the first quarter of 2024.
Net sales increased $139 million, or 6%, in the first quarter of 2025 compared to the first quarter of 2024. The $83 million, or 9% increase in net sales within the Software and Services segment was driven by an increase of 10% in the North America region and an increase of 7% in the International region. The $56 million, or 4%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 9% in the North America region, partially offset by a decrease of 10% in the International region. Net sales includes:
•an increase in the Software and Services segment, inclusive of $32 million of revenue from acquisitions, driven by an increase in Video, LMR services and Command Center;
•an increase in the Products and Systems Integration segment, driven by an increase in LMR, partially offset by a decrease in Video; and
•inclusive of $25 million from unfavorable currency rates.
Regional results include:
•a 9% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; partially offset by
•a 3% decrease in the International region, inclusive of revenue from acquisitions, driven by a decrease in LMR partially offset by an increase in Command Center and Video.

Products and Systems Integration
The 4% increase in the Products and Systems Integration segment was driven by the following:
•$60 million, or 5%, growth in LMR, driven by the North America region, partially offset by the International region; partially offset by
•$4 million, or 2%, decrease in Video, driven by the International and North America regions; and
•inclusive of $14 million from unfavorable currency rates.
Software and Services
The 9% increase in the Software and Services segment was driven by the following:
•$47 million, or 29%, growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•$19 million, or 3%, growth in LMR services, driven by the North America and International regions;
•$17 million, or 10%, growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $11 million from unfavorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024	% Change
Gross margin from Products and Systems Integration	$852	$774	10%
Gross margin from Software and Services	448	418	7%
Gross margin	$1,300	$1,192	9%
Gross margin was 51.4% of net sales in the first quarter of 2025 compared to 49.9% in the first quarter of 2024. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 3.2% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, primarily driven by higher sales, favorable mix and lower direct material costs; partially offset by
•a 0.9% decrease in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by acquisitions and unfavorable mix.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024	% Change
SG&A expenses from Products and Systems Integration	$341	$311	10%
SG&A expenses from Software and Services	95	86	10%
SG&A expenses	$436	$397	10%
SG&A expenses increased 10% in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by:
•a $30 million, or 10%, increase in Products and Systems Integration SG&A expenses primarily due to higher expenses related to legal matters, including Hytera related legal expenses, and higher employee incentive costs, including share based compensation; and
•a $9 million, or 10%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs.
SG&A expenses were 17.2% of net sales in the first quarter of 2025 compared to 16.6% of net sales in the first quarter of 2024.

Research and Development ("R&D") Expenditures

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024	% Change
R&D expenditures from Products and Systems Integration	$142	$137	4%
R&D expenditures from Software and Services	91	81	12%
R&D expenditures	$233	$218	7%
R&D expenditures increased 7% in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by:
•a $5 million, or 4%, increase in Products and Systems Integration R&D expenditures primarily due to higher employee incentive costs; and
•a $10 million, or 12%, increase in Software and Services R&D expenditures primarily due to higher employee incentive costs, including share based compensation, and higher expenses associated with acquired businesses.
R&D expenditures were 9.2% of net sales in each of the first quarter of 2025 compared to 9.1% of net sales in the first quarter of 2024.
Other Charges

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Other charges from Products and Systems Integration	$17	$16
Other charges from Software and Services	32	42
Other charges	$49	$58
Other charges decreased by $9 million in the first quarter of 2025 compared to the first quarter of 2024. The decrease was primarily driven by:
•$10 million of gains on the Hytera litigation for the amounts recovered through legal proceedings due to theft of our trade secrets in the first quarter of 2025 that did not occur in the first quarter of 2024; and
•$3 million of operating lease asset impairments in the first quarter of 2024 that did not occur in the first quarter of 2025; partially offset by
•$12 million of reorganization of business expenses in the first quarter of 2025 compared to $7 million of reorganization of business expenses in the first quarter of 2024.
Operating Earnings

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Operating earnings from Products and Systems Integration	$352	$310
Operating earnings from Software and Services	230	209
Operating earnings	$582	$519
Operating earnings increased $63 million, or 12%, in the first quarter of 2025 compared to the first quarter of 2024. The increase in Operating earnings was due to:
•a $42 million increase in the Products and Systems Integration segment, primarily driven by higher sales, favorable change in year-over-year mix and lower direct material costs, partially offset by higher expenses related to legal matters, including Hytera related expenses, and higher employee incentive costs, including share-based compensation; and
•a $21 million increase in the Software and Services segment, primarily driven by higher sales, partially offset by higher expenses associated with acquired businesses and higher employee incentive costs.

Interest Expense, net

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Interest expense, net	$(51)	$(44)
The $7 million increase in Interest expense, net in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by higher interest rates on outstanding debt.
Other, net

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Other, net	$16	$(565)
The $581 million increase in Other, net in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by:
•$585 million loss from the extinguishment of 1.75% senior convertible notes issued to Silver Lake Partners ("Silver Lake Convertible Debt") in the first quarter of 2024; and
•$13 million gain on derivatives in the first quarter of 2025 compared to a $10 million loss on derivatives in the first quarter of 2024; partially offset by
•$20 million of foreign currency losses in the first quarter of 2025 compared to $1 million of foreign currency gains in the first quarter of 2024.
Effective Tax Rate

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Income tax expense (benefit)	$115	$(52)
Income tax expense increased by $167 million in the first quarter of 2025 compared to the first quarter of 2024, resulting in an effective tax rate of 21%. Our effective tax rate for the three months ended March 29, 2025 of 21% was lower than the effective tax rate for the three months ended March 30, 2024 of 58%, primarily due to the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in 2024, partially offset by the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return.

Reorganization of Business
During the first quarter of 2025, we recorded net reorganization of business charges of $17 million, consisting of $12 million of charges in Other charges and $5 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $17 million were charges of $19 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals that are no longer needed.
During the first quarter of 2024, we recorded net reorganization of business charges of $10 million, including $7 million of charges recorded in Other charges and $3 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $10 million were charges of $12 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

	Three Months Ended
	March 29, 2025	March 30, 2024
Products and Systems Integration	$12	$8
Software and Services	5	2
	$17	$10
Cash payments for employee severance in connection with the reorganization of business plans were $14 million in the first quarter of 2025 and $9 million in the first quarter of 2024. The reorganization of business accrual at March 29, 2025 was $30 million related to employee separation costs that are expected to be paid primarily within one year.

At January 1, 2025, we had an accrual of $1 million for exit costs related to our exit of the ESN contract with the U.K. Home Office. The $1 million of exit costs are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets at March 29, 2025, and are expected to be paid within one year.

Liquidity and Capital Resources

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows provided by (used for):
Operating activities	$510	$382
Investing activities	(477)	(47)
Financing activities	(597)	(512)
Effect of exchange rates on cash and cash equivalents	26	(16)
Decrease in cash and cash equivalents	$(538)	$(193)
Cash and Cash Equivalents
At March 29, 2025, $1.3 billion of the $1.6 billion cash and cash equivalents balance was held in the U.S. and $302 million was held in other countries.
Operating Activities
The increase in cash flows provided by operating activities from the first quarter of 2024 to the first quarter of 2025 was driven primarily by higher earnings and improved working capital.
Investing Activities
The increase in cash flows used for investing activities in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to an increase in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows used for financing activities in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$1.3 billion decrease in net proceeds from the issuance of debt in the first quarter of 2024 driven the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034 that did not occur in first quarter of 2025;
•$286 million increase in share repurchases in the first quarter of 2025 compared to the first quarter of 2024;
•$85 million decrease in net proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans in the first quarter of 2025 compared to the first quarter of 2024; and
•$19 million increase in the payment of dividends in the first quarter of 2025 compared to the first quarter of 2024; partially offset by
•$1.6 billion decrease in repayment of debt driven by the repurchase of Silver Lake Convertible Debt in the first quarter of 2024.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three months ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
Long-term receivables sales proceeds	$24	$10
Debt
We had outstanding debt of $6.0 billion, of which $322 million was current, at both March 29, 2025 and December 31, 2024.
As of March 29, 2025, $252 million of 7.5% debentures due 2025, which mature in May 2025, and $70 million of 6.5% debentures due 2025, which mature in September 2025, were classified within the Current portion of long-term debt within the Company's Condensed Consolidated Balance Sheets, as the debentures mature within the next twelve months.

We have a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in March 2026 (the "2021 Motorola Solutions Credit Agreement"). The 2021 Motorola Solutions Credit Agreement includes a letter of credit sub-limit and fronting commitments of $450 million. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2021 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of March 29, 2025.
Subsequent to the quarter end, on April 25, 2025, we entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"). The 2025 Motorola Solutions Credit Agreement replaces the 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement.
We have an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of March 29, 2025 we had no outstanding debt under the commercial paper program.
We have investment grade ratings on our senior unsecured long-term debt. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three months ended March 29, 2025, we repurchased approximately 0.7 million shares at an average price of $437.17 per share for an aggregate amount of $325 million, excluding transaction costs and excise tax. As of March 29, 2025, we had used approximately $16.1 billion of the share repurchase authority to repurchase shares, leaving $1.9 billion of authority available for future repurchases.
Dividends
During the first quarter of 2025 we paid $182 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $182 million in cash dividends to holders of our common stock.
Adequate Internal Funding Resources
We believe that we have adequate internal resources available to generate adequate amounts of cash to meet our expected working capital, capital expenditure and cash requirements for the next twelve months and the foreseeable future, as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate funds from foreign jurisdictions, cash provided by operations, as well as liquidity provided by our commercial paper program backed by the 2025 Motorola Solutions Credit Agreement.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $150 million at March 29, 2025, compared to $105 million at December 31, 2024.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the three months ended March 29, 2025. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Refer to the description of "Hytera Civil Litigation" in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information regarding our legal proceedings.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
On March 6, 2025, the Company issued 10,844 shares of common stock in connection with the acquisition of Theatro to certain former shareholders of Theatro. The stock was issued for an aggregate grant fair value of $5 million that will be expensed over an average service period of three years.
On February 21, 2025, the Company issued 13,033 shares of common stock in connection with the acquisition of RapidDeploy to certain former shareholders of RapidDeploy. The stock was issued for an aggregate grant fair value of $6 million that will be expensed over an average service period of two years.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transactions not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 29, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
12/31/2025 to 1/23/2025	138,152	$460.69	138,152	$2,173,588,340
1/24/2025 to 2/20/2025	264,371	$444.03	264,371	$2,056,200,270
2/21/2025 to 3/27/2025	340,800	$422.31	340,800	$1,912,276,523
Total	743,323	$437.17	743,323
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended March 29, 2025.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of March 29, 2025, the Company had used approximately $16.1 billion to repurchase shares, leaving $1.9 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended March 29, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit number 10.1 listed in this Exhibit Index is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form by Item 6 hereof.

Exhibit No.	Exhibit
*10.1	2025-2027 Performance Measures under the Motorola Solutions Long Range Incentive Plan (LRIP), as approved on February 25, 2025.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith
**	Furnished herewith

MOTOROLA, MOTOROLA SOLUTIONS and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC and are used under license. All other trademarks are the property of their respective owners. ©2025 Motorola Solutions, Inc. All rights reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA SOLUTIONS, INC.

By:	/S/ KATHERINE MAHER
Katherine Maher Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer & Duly Authorized Officer)
May 1, 2025