Form 10-Q
period 2025-06-28
Motorola Solutions, Inc.
filed 2025-08-07
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of August 1, 2025 was 166,603,894.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales from products	$1,533	$1,563	$2,980	$2,968
Net sales from services	1,232	1,065	2,313	2,049
Net sales	2,765	2,628	5,293	5,017
Costs of products sales	646	653	1,220	1,252
Costs of services sales	706	636	1,360	1,234
Costs of sales	1,352	1,289	2,580	2,486
Gross margin	1,413	1,339	2,713	2,531
Selling, general and administrative expenses	450	430	886	827
Research and development expenditures	231	220	464	437
Other charges	40	45	89	104
Operating earnings	692	644	1,274	1,163
Other income (expense):
Interest expense, net	(55)	(69)	(106)	(113)
Other, net	43	5	59	(560)
Total other expense	(12)	(64)	(47)	(673)
Net earnings before income taxes	680	580	1,227	490
Income tax expense	165	135	280	83
Net earnings	515	445	947	407
Less: Earnings attributable to non-controlling interests	2	2	4	3
Net earnings attributable to Motorola Solutions, Inc.	$513	$443	$943	$404
Earnings per common share:
Basic	$3.08	$2.65	$5.65	$2.43
Diluted	$3.04	$2.60	$5.57	$2.37
Weighted average common shares outstanding:
Basic	166.8	166.9	166.8	166.5
Diluted	168.8	170.3	169.4	170.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings	$515	$445	$947	$407
Foreign currency translation adjustments	77	(3)	118	(27)
Derivative instruments	—	—	—	4
Defined benefit plans	11	7	9	14
Total other comprehensive income (loss), net of tax	88	4	127	(9)
Comprehensive income	603	449	1,074	398
Less: Earnings attributable to non-controlling interests	2	2	4	3
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$601	$447	$1,070	$395
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	June 28, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$3,206	$2,102
Accounts receivable, net	1,852	1,952
Contract assets	1,380	1,230
Inventories, net	861	766
Other current assets	415	429
Total current assets	7,714	6,479
Property, plant and equipment, net	1,070	1,022
Operating lease assets	590	529
Investments	180	135
Deferred income taxes	1,230	1,280
Goodwill	3,840	3,526
Intangible assets, net	1,361	1,249
Other assets	427	375
Total assets	$16,412	$14,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$70	$322
Accounts payable	913	1,018
Contract liabilities	2,016	2,072
Accrued liabilities	1,465	1,643
Total current liabilities	4,464	5,055
Long-term debt	7,661	5,675
Operating lease liabilities	472	427
Other liabilities	1,831	1,719
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 6/28/25—168.3; 12/31/24—168.6
Outstanding shares: 6/28/25—166.6; 12/31/24—167.1
Additional paid-in capital	2,043	1,940
Retained earnings	2,335	2,300
Accumulated other comprehensive loss	(2,412)	(2,539)
Total Motorola Solutions, Inc. stockholders’ equity	1,968	1,703
Non-controlling interests	16	16
Total stockholders’ equity	1,984	1,719
Total liabilities and stockholders’ equity	$16,412	$14,595
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				430	2
Other comprehensive income			39
Issuance of common stock and stock options exercised	0.7	(90)
Share repurchase program	(0.7)			(325)
Share-based compensation expenses		66
Dividends declared $1.09 per share				(182)
Balance as of March 29, 2025	168.6	$1,918	$(2,500)	$2,223	$18
Net earnings				513	2
Other comprehensive income			88
Issuance of common stock and stock options exercised	0.3	53
Share repurchase program	(0.6)			(219)
Share-based compensation expenses		74
Dividends declared $1.09 per share				(182)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 28, 2025	168.3	$2,045	$(2,412)	$2,335	$16

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings (loss)				(39)	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	1.0	(5)
Share repurchase program	(0.1)			(39)
Share-based compensation expenses		56
Dividends declared $0.98 per share				(163)
Balance as of March 30, 2024	168.3	$1,675	$(2,553)	$1,399	$16
Net earnings				443	2
Other comprehensive income			4
Issuance of common stock and stock options exercised	0.1	6
Share repurchase program	(0.2)			(71)
Share-based compensation expenses		63
Dividends declared $0.98 per share				(164)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of June 29, 2024	168.2	$1,744	$(2,549)	$1,607	$15
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating
Net earnings	$947	$407
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	167	166
Non-cash other charges (income)	(5)	15
Share-based compensation expenses	140	119
Loss from the extinguishment of Silver Lake Convertible Debt	—	585
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	129	(57)
Inventories	(84)	29
Other current assets and contract assets	(122)	(183)
Accounts payable, accrued liabilities and contract liabilities	(455)	(331)
Other assets and liabilities	49	(18)
Deferred income taxes	17	(170)
Net cash provided by operating activities	783	562
Investing
Acquisitions and investments, net	(464)	(42)
Proceeds from sales of investments and businesses, net	12	38
Capital expenditures	(85)	(114)
Net cash used for investing activities	(537)	(118)
Financing
Net proceeds from issuance of debt	1,983	1,288
Repayments of debt	(252)	(1,593)
Revolving credit facility renewal fees	(5)	—
Issuances of common stock, net of tax	(37)	1
Purchases of common stock	(543)	(110)
Payments of dividends	(364)	(326)
Payments of dividends to non-controlling interests	(4)	(3)
Net cash provided by (used for) financing activities	778	(743)
Effect of exchange rate changes on total cash and cash equivalents	80	(25)
Net increase (decrease) in total cash and cash equivalents	1,104	(324)
Cash and cash equivalents, beginning of period	2,102	1,705
Cash and cash equivalents, end of period	$3,206	$1,381
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$135	$107
Income and withholding taxes, net of refunds	$315	$350
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of June 28, 2025 and for the three and six months ended June 28, 2025 and June 29, 2024 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The results of operations for the three and six months ended June 28, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
Subsequent to the quarter end, with the acquisition of Silvus Technologies Holdings Inc. (“Silvus”), the Company will now report net sales from its principal product lines by combining the former LMR Communications and newly acquired Silvus under the new technology name Mission Critical Networks (MCN).
Recent Acquisitions
On May 27, 2025, the Company entered into a purchase and sale agreement with Silvus Technologies Group LLC ("Seller") to acquire Silvus Technologies Holdings Inc. (“Silvus”), which subsequent to the quarter end closed on August 6, 2025, for $4.4 billion in upfront consideration, comprising $4.38 billion in cash, subject to customary adjustments for cash, net working capital, transaction expenses and indebtedness, and $20 million in restricted stock to certain employee equity holders. Additionally, under the terms of the transaction, the Seller will have the potential to earn earnout consideration following the achievement of certain financial targets of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn a catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The earnout consideration, if any, will be made in shares of common stock. Silvus designs and develops software-defined high-speed mobile ad-hoc network (MANET) technology that enables highly secure data, video and voice communications without the need for fixed infrastructure. This acquisition brings mobile ad-hoc network expertise and new applications to the Company's public safety and enterprise portfolio. This business will be part of both the Products and Systems Integration segment and the Software and Services segment.

On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $173 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio, including body cameras, fixed video, panic buttons and radios. This business is part of the Software and Services segment.
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
On October 29, 2024, the Company acquired 3tc Software, a provider of control room software solutions for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing computer-aided dispatch ("CAD") for the U.K.'s public safety agencies. This business is part of the Software and Services segment.
On July 1, 2024, the Company acquired Noggin, a global provider of critical event management ("CEM") software for $92 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $19 million to certain key employees that will be expensed over a service period of three years. This acquisition enhances the Company's portfolio by adding operational resilience and CEM capabilities, which help enterprises and critical infrastructure anticipate, prepare for and efficiently respond to incidents. The business is part of the Software and Services segment.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, "Disaggregation of Income Statement Expenses" (DISE), to enhance disclosures relating to key income statement expense topics. This was subsequently amended by ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date," which clarified the effective dates. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its disclosures.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and six months ended June 28, 2025 and June 29, 2024, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	June 28, 2025			June 29, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,251	$776	$2,027	$1,245	$672	$1,917
International	402	336	738	413	298	711
	$1,653	$1,112	$2,765	$1,658	$970	$2,628

Major Products and Services:
LMR Communications	$1,356	$649	$2,005	$1,363	$578	$1,941
Video	297	226	523	295	181	476
Command Center	—	237	237	—	211	211
	$1,653	$1,112	$2,765	$1,658	$970	$2,628

Customer Types:
Direct	$1,030	$1,016	2,046	$1,000	$880	$1,880
Indirect	623	96	719	658	90	748
	$1,653	$1,112	$2,765	$1,658	$970	$2,628

	Six Months Ended
	June 28, 2025			June 29, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$2,429	$1,450	$3,879	$2,328	$1,282	$3,610
International	770	644	1,414	821	586	1,407
	$3,199	$2,094	$5,293	$3,149	$1,868	$5,017

Major Products and Services:
LMR Communications	$2,671	$1,235	$3,906	$2,620	$1,144	$3,764
Video	528	436	964	529	345	874
Command Center	—	423	423	—	379	379
	$3,199	$2,094	$5,293	$3,149	$1,868	$5,017

Customer Types:
Direct	$2,046	$1,923	$3,969	$1,861	$1,701	$3,562
Indirect	1,153	171	1,324	1,288	167	1,455
	$3,199	$2,094	$5,293	$3,149	$1,868	$5,017

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of June 28, 2025 was $8.8 billion. A total of $3.4 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of June 28, 2025, of which $1.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $5.4 billion was from Software and Services performance obligations that were not yet satisfied as of June 28, 2025. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.8 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	June 28, 2025	December 31, 2024
Accounts receivable, net	$1,852	$1,952
Contract assets	1,380	1,230
Contract liabilities	2,016	2,072
Non-current contract liabilities	616	496
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
Revenue recognized during the three months ended June 28, 2025 which was previously included in Contract liabilities as of March 29, 2025 was $663 million, compared to $553 million of revenue recognized during the three months ended June 29, 2024 which was previously included in Contract liabilities as of March 30, 2024. Revenue recognized during the six months ended June 28, 2025 which was previously included in Contract liabilities as of December 31, 2024 was $886 million, compared to $908 million recognized during the six months ended June 29, 2024 which was previously included in Contract liabilities as of December 31, 2023. Revenue of $5 million was recognized during the three months ended June 28, 2025 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $11 million of reversals for the three months ended June 29, 2024, primarily driven by changes in the estimates of progress on system contracts. Revenue of $6 million was reversed during the six months ended June 28, 2025 related to revenue recognized for performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $18 million of reversals for the six months ended June 29, 2024.
There were no material expected credit losses recorded on contract assets during each of the three and six months ended June 28, 2025 and June 29, 2024.
Contract Cost Balances

(In millions)	June 28, 2025	December 31, 2024
Current contract cost assets	$69	$70
Non-current contract cost assets	130	141
Amortization of contract cost assets was $13 million and $26 million for the three and six months ended June 28, 2025, respectively, and $12 million and $25 million for the three and six months ended June 29, 2024, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Lease expense:
Operating lease cost	$38	$34	$75	$69
Variable cost	16	11	28	22
Sublease income	(2)	(1)	(3)	(3)
Net lease expense from operating leases	$52	$44	$100	$88
Lease Assets and Liabilities

(in millions)	Statement Line Classification	June 28, 2025	December 31, 2024
Right-of-use lease assets	Operating lease assets	$590	$529
Current lease liabilities	Accrued liabilities	129	127
Operating lease liabilities	Operating lease liabilities	472	427
Other Information Related to Leases

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$88	$88

Right-of-use assets obtained in exchange for lease liabilities	58	91

	June 28, 2025	December 31, 2024
Weighted average remaining lease terms (years)	6	5
Weighted average discount rate:	4.14%	3.97%
Future Lease Payments

June 28, 2025
(in millions)	Operating Leases
Remainder of 2025	$58
2026	144
2027	142
2028	115
2029	85
Thereafter	135
Total lease payments	679
Less: interest	78
Present value of lease liabilities	$601

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other charges (income):
Intangibles amortization (Note 15)	$39	$36	$76	$76
Reorganization of business (Note 14)	8	4	20	11
Operating lease asset impairments	—	1	—	4
Acquisition-related transaction fees	2	4	8	7
Legal settlements	1	—	5	6
Gain on Hytera litigation	(10)	—	(20)	—
	$40	$45	$89	$104
During the six months ended June 28, 2025, the Company recognized a gain on the Hytera litigation of $20 million for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" in this "Part 1 — Financial Information" of this Form 10-Q.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest, net:
Interest expense	$(71)	$(87)	$(140)	$(149)
Interest income	16	18	34	36
	$(55)	$(69)	$(106)	$(113)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$30	$31	$61	$63
Loss from the extinguishment of Silver Lake Convertible Debt	—	—	—	(585)
Investment impairments	—	—	—	(3)
Foreign currency gain (loss)	(42)	3	(62)	4
Gain (loss) on derivative instruments (Note 6)	34	(5)	48	(15)
Fair value adjustments to equity investments	18	(11)	13	(13)
Assessments on uncertain tax positions	—	(11)	—	(11)
Other	3	(2)	(1)	—
	$43	$5	$59	$(560)

Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic earnings per common share:
Earnings	$513	$443	$943	$404
Weighted average common shares outstanding	166.8	166.9	166.8	166.5
Per share amount	$3.08	$2.65	$5.65	$2.43
Diluted earnings per common share:
Earnings	$513	$443	$943	$404
Weighted average common shares outstanding	166.8	166.9	166.8	166.5
Add effect of dilutive securities:
Share-based awards	2.0	3.4	2.6	3.8
Diluted weighted average common shares outstanding	168.8	170.3	169.4	170.3
Per share amount	$3.04	$2.60	$5.57	$2.37
In the computation of diluted earnings per common share for the three months ended June 28, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the six months ended June 28, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended June 29, 2024, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the six months ended June 29, 2024, a total of 0.5 million shares related to the 1.75% senior convertible notes issued to Silver Lake Partners ("Silver Lake Convertible Debt") were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In addition, the assumed exercise of 0.3 million options, inclusive of 0.2 million options subject to market based contingent option agreements were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	June 28, 2025	December 31, 2024
Accounts receivable	$1,927	$2,035
Less allowance for credit losses	(75)	(83)
	$1,852	$1,952
Inventories, Net
Inventories, net, consist of the following:

	June 28, 2025	December 31, 2024
Finished goods	$442	$396
Work-in-process and production materials	544	498
	986	894
Less inventory reserves	(125)	(128)
	$861	$766

Other Current Assets
Other current assets consist of the following:

	June 28, 2025	December 31, 2024
Current contract cost assets (Note 2)	$69	$70
Contractor receivables	34	44
Tax-related deposits	38	54
Other	274	261
	$415	$429
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	June 28, 2025	December 31, 2024
Land	$5	$5
Leasehold improvements	458	441
Machinery and equipment	2,447	2,243
	2,910	2,689
Less accumulated depreciation	(1,840)	(1,667)
	$1,070	$1,022
Depreciation expense was $47 million for both the three months ended June 28, 2025 and June 29, 2024. Depreciation expense for the six months ended June 28, 2025 and June 29, 2024 was $91 million and $90 million, respectively.
Investments
Investments consist of the following:

	June 28, 2025	December 31, 2024
Common stock	$36	$23
Strategic investments	57	26
Company-owned life insurance policies	77	75
Equity method investments	10	11
	$180	$135
Other Assets
 Other assets consist of the following:

	June 28, 2025	December 31, 2024
Defined benefit plan assets	$201	$162
Non-current contract cost assets (Note 2)	130	141
Other	96	72
	$427	$375

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
The Company's outstanding amounts related to the suppliers participating in this program was $38 million as of both June 28, 2025 and December 31, 2024. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	June 28, 2025	December 31, 2024
Compensation	$304	$406
Tax liabilities	161	217
Dividend payable	182	182
Trade liabilities	168	160
Operating lease liabilities (Note 3)	129	127
Customer reserves	90	97
Other	431	454
	$1,465	$1,643
Other Liabilities
Other liabilities consist of the following:

	June 28, 2025	December 31, 2024
Defined benefit plans (Note 8)	$739	$768
Non-current contract liabilities (Note 2)	616	496
Unrecognized tax benefits (Note 7)	38	39
Deferred income taxes (Note 7)	91	87
Environmental reserve	119	119
Deferred compensation	99	89
Other	129	121
	$1,831	$1,719
Stockholders’ Equity
Share Repurchase Program: During the three and six months ended June 28, 2025, the Company repurchased approximately 0.6 million and 1.3 million shares at an average price of $414.42 and $427.74 per share for an aggregate amount of $218 million and $543 million, respectively.
Payment of Dividends: During the three months ended June 28, 2025 and June 29, 2024, the Company paid $182 million and $163 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $182 million in cash dividends to holders of its common stock. During the six months ended June 28, 2025 and June 29, 2024, the Company paid $364 million and $326 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(505)	$(506)	$(546)	$(482)
Other comprehensive income (loss) before reclassification adjustment	75	(2)	113	(29)
Tax benefit (expense)	2	(1)	5	2
Other comprehensive income (loss), net of tax	77	(3)	118	(27)
Balance at end of period	$(428)	$(509)	$(428)	$(509)
Derivative Instruments:
Balance at beginning of period	$(7)	$(8)	$(7)	$(12)
Other comprehensive income before reclassification adjustment	—	—	—	4
Other comprehensive income before reclassification adjustment, net of tax	—	—	—	4
Other comprehensive income, net of tax	—	—	$—	$4
Balance at end of period	$(7)	$(8)	$(7)	$(8)
Defined Benefit Plans:
Balance at beginning of period	$(1,988)	$(2,039)	$(1,986)	$(2,046)
Other comprehensive income (loss) before reclassification adjustment	4	—	(8)	—
Tax expense (benefit)	(1)	—	2	—
Other comprehensive income (loss) before reclassification adjustment, net of tax	3	—	(6)	—
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	9	8	18	17
Reclassification adjustment - Prior service benefits into Other income (Note 8)	—	1	—	1
Tax expense	(1)	(2)	(3)	(4)
Reclassification adjustments into Net earnings, net of tax	8	7	15	14
Other comprehensive income, net of tax	11	7	9	14
Balance at end of period	$(1,977)	$(2,032)	$(1,977)	$(2,032)
Total Accumulated other comprehensive loss	$(2,412)	$(2,549)	$(2,412)	$(2,549)

5.    Debt and Credit Facilities

	June 28, 2025	December 31, 2024
7.5% debentures due 2025	$—	$252
6.5% debentures due 2025	70	70
4.6% senior notes due 2028	697	696
6.5% debentures due 2028	24	24
5.0% senior notes due 2029	397	396
4.6% senior notes due 2029	802	802
2.3% senior notes due 2030	896	895
4.85% senior notes due 2030	595	—
2.75% senior notes due 2031	846	846
5.2% senior notes due 2032	496	—
5.6% senior notes due 2032	596	596
5.4% senior notes due 2034	893	893
5.55% senior notes due 2035	892	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
	7,732	5,998
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(70)	(322)
Long-term debt	$7,661	$5,675
On June 16, 2025, the Company issued $600 million of 4.85% senior notes due 2030 (“2030 Notes”), $500 million of 5.2% senior notes due 2032 (“2032 Notes”) and $900 million of 5.55% senior notes due 2035 (“2035 Notes”). The Company recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On May 27, 2025, the Company obtained financing commitments for $2.5 billion of senior unsecured delayed draw term loan facilities, comprised of a $1.75 billion 364-day facility and a $750 million three year facility. Upon issuance of 2030 Notes, 2032 Notes, and 2035 Notes, the financing commitments under the 364-day facility were reduced to $750 million. Subsequent to the quarter, on July 21, 2025 the Company entered into credit agreements for a $750 million 364-day delayed draw term loan and a $750 million three year delayed draw term loan, and on August 6, 2025 the Company borrowed $750 million under the 364-day delayed draw term loan and $750 million under the three year delayed draw term loan to fund a portion of the acquisition of Silvus.
During the three months ended June 28, 2025, the Company repaid the $252 million aggregate principal amount of the 7.5% senior notes due 2025.
As of June 28, 2025, $70 million of 6.5% debentures due 2025, which mature in September 2025, were presented as the Current portion of long-term debt within the Company's Condensed Consolidated Balance Sheets, as the debentures mature within the next twelve months.
On April 25, 2025, the Company entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"), which replaced the Company's $2.25 billion 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of June 28, 2025.
The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of June 28, 2025 the Company had no outstanding debt under the commercial paper program. Subsequent to the quarter, the Company utilized its commercial paper program as a source of short-term liquidity to partially fund the acquisition of Silvus.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.3 billion and $1.0 billion for the periods ended June 28, 2025 and December 31, 2024, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of June 28, 2025, and the corresponding positions as of December 31, 2024:

	Notional Amount
Net Buy (Sell) by Currency	June 28, 2025	December 31, 2024
British pound	$212	$124
Euro	167	150
Australian dollar	(145)	(136)
Canadian dollar	93	70
Chinese renminbi	(45)	(48)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of June 28, 2025, all of the counterparties had investment grade credit ratings. As of June 28, 2025, the Company had $10 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of June 28, 2025 and December 31, 2024:

	Fair Values of Derivative Instruments
June 28, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$20
Derivatives not designated as hedging instruments:
Foreign exchange contracts	9	1
Equity swap contracts	1	—
Total derivatives	$10	$21

	Fair Values of Derivative Instruments
December 31, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	3	9
Equity swap contracts	—	1
Total derivatives	$10	$10

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and six months ended June 28, 2025 and June 29, 2024:

	Financial Statement Location	Three Months Ended		Six Months Ended
Derivatives		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$(17)	$2	$(23)	$6
Amortized hedge income	Other income (expense)	2	—	3	1
Treasury rate lock	Accumulated other comprehensive income (loss)	—	—	—	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$34	$(5)	$48	$(15)
Equity swap contracts	Selling, general and administrative expenses	2	1	1	2
Net Investment Hedges
The Company uses foreign exchange forward and option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of Foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of June 28, 2025, the Company had €160 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in a British pound functional subsidiary.
The Company excludes the difference between the spot rate and the forward rate of the forward contracts and initial time value of the options from its assessment of hedge effectiveness. The effect of the forward points recognized in forward contracts and the initial time value of the option contracts are amortized on a straight-line basis and recognized through interest expense within Other income (expense) in the Condensed Consolidated Statement of Operations.
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of June 28, 2025 was $20 million.
Treasury Rate Lock
In 2023, the Company entered into treasury rate agreements which locked in the interest rate for $200 million in future debt issuances. The treasury rate lock agreements were designated and qualified as cash flow hedges. During the six months ended June 29, 2024, the Company issued $900 million of 5.4% senior notes due 2034 (the "2034 notes"). The treasury rate lock agreements were terminated upon the issuance of the 2034 notes for a net settlement loss of $8 million. The accumulated loss recorded in Accumulated other comprehensive income (loss) will be reclassified to interest expense on a straight-line basis over the ten year term of the 2034 notes.

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
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings before income taxes	$680	$580	$1,227	$490
Income tax expense	165	135	280	83
Effective tax rate	24%	23%	23%	17%
The effective tax rate for the three months ended June 28, 2025 of 24% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by excess tax benefits of share-based compensation. The effective tax rate for the six months ended June 28, 2025 of 23% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended June 29, 2024 of 23% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, offset by the tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions and excess tax benefits of share-based compensation. The effective tax rate for the six months ended June 29, 2024 of 17% was lower than the U.S. federal statutory tax rate of 21% primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return, and excess tax benefits of share-based compensation, offset by the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in the first quarter of 2024 and state tax expense.
The effective tax rate for the three months ended June 28, 2025 of 24% was higher than the effective tax rate for the three months ended June 29, 2024 of 23%, primarily due to tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024 and lower excess tax benefits of share-based compensation in 2025. The effective tax rate for the six months ended June 28, 2025 of 23% was higher than the effective tax rate for the six months ended June 29, 2024 of 17%, primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, offset by the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt in 2024.
Subsequent to quarter end, on July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that may impact the Company's tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. The Company is currently evaluating the potential effects of these changes on its financial statements, inclusive of its income tax provision, income tax payable, and deferred tax asset balances. Due to the timing of the bill's enactment, the financial impact of this legislation is not reflected in this quarter's results. The Company will recognize the effects of this legislation in accordance with the enactment and effective dates of the applicable provisions.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest cost	$50	$47	$14	$14	$2	$2
Expected return on plan assets	(76)	(74)	(26)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	6	6	1	1	2	1
Unrecognized prior service cost	—	—	—	—	—	1
Net periodic pension cost (benefits)	$(20)	$(21)	$(11)	$(11)	$1	$1

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Six Months Ended	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest cost	100	94	28	28	3	3
Expected return on plan assets	(152)	(149)	(52)	(51)	(6)	(6)
Amortization of:
Unrecognized net loss	12	12	3	3	3	2
Unrecognized prior service cost (benefit)	—	—	(1)	(1)	1	2
Net periodic pension cost (benefits)	$(40)	$(43)	$(22)	$(21)	$1	$1

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Share-based compensation expense included in:
Costs of sales	$14	$12	$28	$24
Selling, general and administrative expenses	40	35	75	64
Research and development expenditures	20	16	37	31
Share-based compensation expense included in Operating earnings	74	63	140	119
Tax benefit	(15)	(13)	(29)	(24)
Share-based compensation expense, net of tax	$59	$50	$111	$95
Decrease in basic earnings per share	$(0.35)	$(0.30)	$(0.67)	$(0.57)
Decrease in diluted earnings per share	$(0.35)	$(0.29)	$(0.66)	$(0.56)
During the six months ended June 28, 2025, the Company granted 0.5 million RSUs, 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $186 million, $24 million and $17 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $8 million and $17 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of June 28, 2025 and December 31, 2024 were as follows:

June 28, 2025	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$9	$9
Equity swap contracts	1	—	1
Common stock	36	—	36
Liabilities:
Foreign exchange derivative contracts	$—	$21	$21

December 31, 2024	Level 1	Level 2	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$10
Common stock	23	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$9	$9
Equity swap contracts	1	—	1
The Company had no foreign exchange derivative contracts, equity swap contracts or common stock investments in Level 3 holdings as of June 28, 2025 or December 31, 2024.
At June 28, 2025 and December 31, 2024, the Company had $1.5 billion and $1.2 billion, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of June 28, 2025 was $7.6 billion. The fair value of long-term debt at December 31, 2024 was $5.8 billion.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Long-term receivables sales proceeds	89	17	113	27
At June 28, 2025, the Company had retained servicing obligations for $845 million of long-term receivables, compared to $794 million at December 31, 2024. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $171 million at June 28, 2025, compared to $105 million at December 31, 2024.

12.    Commitments and Contingencies
Legal Matters
Hytera Civil Litigation
In 2017, the Company filed a complaint against Hytera Communications Corporation Limited of Shenzhen, China; Hytera America, Inc.; and Hytera Communications America (West), Inc. (collectively, "Hytera"), in the U.S. District Court for the Northern District of Illinois (the "District Court"), alleging trade secret theft and copyright infringement, and seeking injunctive relief. In 2020, a jury decided in the Company's favor and awarded the Company $543.7 million, plus $51.1 million in pre-judgment interest and $2.6 million in costs, as well as $34.2 million in attorneys' fees.
Subsequently, the District Court ordered Hytera to pay the Company a forward-looking reasonable royalty on products that use the Company’s stolen trade secrets, setting royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. The District Court then ordered Hytera to make royalty payments into a third-party escrow, while it reviewed Hytera's motion to modify the royalty order, which the District Court eventually denied. Hytera refused to make all of its royalty payments. The Company filed a motion to hold Hytera in civil contempt for failing to make every royalty payment, which the District Court granted in 2023. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow, in addition to subsequent de minimis quarterly royalty payments between October 2022 and November 2024. The aggregate amount paid into escrow of approximately $61 million was released to the Company on November 26, 2024 and was recorded as a gain within Other charges within the Consolidated Statement of Operations.
Following the initial District Court judgment in the Company's favor, both parties appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). On July 2, 2024, the Court of Appeals affirmed the District Court's award of $407.4 million in damages under the Defend Trade Secrets Act, directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, and instructed the District Court to reconsider its denial of the Company's request for an injunction. In all other respects, the Court of Appeals affirmed the judgment of the District Court. On October 4, 2024, the Court of Appeals denied Hytera's motion for rehearing. The case was remanded to the District Court for further action per the Court of Appeals' decision. On January 2, 2025, Hytera filed a petition for writ of certiorari with the Supreme Court of the United States, which was subsequently denied on February 24, 2025. The issues of copyright recalculation and injunction are currently briefed. The District Court is seeking to schedule a hearing on these issues for sometime later in 2025.
On March 4, 2025, Hytera made a partial payment toward the judgment of approximately $10 million, and an additional payment of approximately $10 million on April 25, 2025. Both payments were recorded as a gain within Other charges within the Consolidated Statement of Operations. Subsequent to quarter end, the Company received additional payments of approximately $41 million. The Company continues to seek collection of the judgment through the ongoing legal process.
In 2024, the parties engaged in competing litigation in the District Court and a court in China related to the possible continued use by Hytera of the Company’s trade secrets in Hytera’s currently shipping products. On April 2, 2024, the District Court held Hytera in civil contempt, and issued a worldwide sales injunction of certain Hytera products and a daily fine for Hytera's failure to withdraw its competing litigation in China. On April 16, 2024, the Court of Appeals granted Hytera's motion for an emergency stay of the contempt sanctions, pending its review of the District Court's various orders related to the competing litigation and contempt sanctions. The District Court held hearings in August 2024, concerning whether Hytera's currently shipping products continue to misuse the Company's trade secrets and copyrighted source code. The issue is currently under consideration by the District Court.
Hytera Criminal Litigation
On January 13, 2025, Hytera pleaded guilty to one federal felony count of conspiracy to steal the Company's trade secrets in a criminal action brought by the U.S. Department of Justice against Hytera and several of its employees in the District Court. Hytera's sentencing has been scheduled for November 24th and 25th, 2025. Pursuant to the plea agreement, Hytera's sentence may include a fine to be paid to the government and restitution to be paid to the Company in the amount to be determined by the District Court.

13.    Segment Information
Significant Segment Expenses

	Three Months Ended
	June 28, 2025			June 29, 2024
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$1,653	$1,112	$2,765	$1,658	$970	$2,628
Cost of sales	777	575	1,352	784	505	1,289
Gross margin	876	537	1,413	874	465	1,339
Selling, general and administrative expenses	355	95	450	342	88	430
Research and development expenditures	143	88	231	140	80	220
Other charges	15	25	40	13	32	45
Operating earnings	$363	$329	$692	$379	$265	$644
Total other expense			(12)			(64)
Earnings before income taxes			$680			$580

	Six Months Ended
	June 28, 2025			June 29, 2024
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net Sales	$3,199	$2,094	$5,293	$3,149	$1,868	$5,017
Cost of Sales	1,471	1,109	2,580	1,500	986	2,486
Gross Margin	1,728	985	2,713	1,649	882	2,531
Selling, general and administrative expenses	696	190	886	654	173	827
Research and development expenditures	285	179	464	276	161	437
Other charges	32	57	89	30	74	104
Operating earnings	$715	$559	$1,274	$689	$474	$1,163
Total other expense			(47)			(673)
Earnings before income taxes			$1,227			$490
Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Products and Systems Integration	$23	$23	38	$40
Software and Services	25	45	47	74
	$48	$68	85	$114
Depreciation Expense by Segment

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Products and Systems Integration	$23	$22	$44	$43
Software and Services	24	25	47	47
	$47	$47	$91	$90

14.    Reorganization of Business
2025 Charges
During the three months ended June 28, 2025, the Company recorded net reorganization of business charges of $14 million, including $8 million of charges in Other charges and $6 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the six months ended June 28, 2025, the Company recorded net reorganization of business charges of $31 million, including $20 million of charges in Other charges and $11 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $31 million were charges of $33 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

June 28, 2025	Three Months Ended	Six Months Ended
Products and Systems Integration	$10	$22
Software and Services	4	9
	$14	$31
Reorganization of Businesses Accruals

	January 1, 2025	Additional Charges	Adjustments	Amount Used	June 28, 2025
Employee separation costs	$27	$33	$(3)	$(33)	$24
Exit costs	1	1	—	(1)	1
	$28	$34	$(3)	$(34)	$25
Exit Costs
At January 1, 2025, the Company had an accrual of $1 million for exit costs, related to the Company's exit of the Emergency Service Network contract with the U.K. Home Office. The $1 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at June 28, 2025, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2025, the Company had an accrual of $27 million for employee separation costs. The 2025 additional charges of $33 million represent severance costs for approximately 470 employees. The adjustment of $3 million reflects reversals for accruals no longer needed. The $33 million used reflects cash payments to severed employees. The remaining accrual of $24 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at June 28, 2025, is expected to be paid, primarily within one year, to approximately 670 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
2024 Charges
During the three months ended June 29, 2024, the Company recorded net reorganization of business charges of $4 million, including $4 million of charges in Other charges in the Company's Condensed Consolidated Statements of Operations. Included in the $4 million were charges of $10 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals and $4 million of reversals for exit cost accruals that are no longer needed.
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

15.    Intangible Assets and Goodwill
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $173 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value price of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio, including body cameras, fixed video, panic buttons and radios. The Company recognized $132 million of goodwill, $48 million of identifiable intangible assets and $7 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $15 million of customer relationships and $32 million of developed technology and will be amortized over a period of three, nineteen and eleven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $241 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. The Company recognized $156 million of goodwill, $117 million of identifiable intangible assets, and $32 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $6 million of trade names, $36 million of customer relationships and $75 million of developed technology and will be amortized over a period of nine, nineteen and eighteen years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On October 29, 2024, the Company acquired 3tc Software, a provider of control room software solutions for $23 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $4 million to certain key employees that will be expensed over a service period of one year. The acquisition expands the Company's critical experience and innovation focused on advancing CAD for the U.K.'s public safety agencies. The Company recognized $15 million of goodwill, $11 million of identifiable intangible assets, and $3 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible asset was classified as $11 million of developed technology and will be amortized over a period of seven years. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
On July 1, 2024, the Company acquired Noggin, a global provider of CEM software for $92 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $19 million to certain key employees that will be expensed over a service period of three years. This acquisition enhances the Company's portfolio by adding operational resilience and CEM capabilities, which help enterprises and critical infrastructure anticipate, prepare for and efficiently respond to incidents. The Company recognized $50 million of goodwill, $53 million of identifiable intangible assets, and $11 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $7 million of customer relationships and $45 million of developed technology and will be amortized over a period of three, fifteen and thirteen years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, net liabilities and goodwill may be subject to change.
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

Intangible Assets
Amortized intangible assets were comprised of the following:

	June 28, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$1,351	$584	$1,226	$535
Customer-related	1,735	1,186	1,609	1,093
Other intangibles	128	83	118	76
	$3,214	$1,853	$2,953	$1,704
Amortization expense on intangible assets was $39 million and $76 million for the three and six months ended June 28, 2025, respectively. Amortization expense on intangible assets was $36 million and $76 million for the three and six months ended June 29, 2024, respectively. As of June 28, 2025, annual amortization expense is estimated to be $154 million in 2025, $148 million in 2026, $138 million in 2027, $137 million in 2028, $125 million in 2029 and $122 million in 2030.
Amortized intangible assets were comprised of the following by segment:

	June 28, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$1,019	$446	$1,017	$409
Software and Services	2,195	1,407	1,936	1,295
	$3,214	$1,853	$2,953	$1,704
Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2025 to June 28, 2025:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2025	$1,573	$1,953	$3,526
Goodwill acquired	—	288	288
Purchase accounting adjustments	—	(3)	(3)
Foreign currency	3	26	29
Balance as of June 28, 2025	$1,576	$2,264	$3,840

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and six months ended June 28, 2025 and June 29, 2024, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of global tariffs and volatility in the global supply chain and our expected ability to mitigate increased costs related thereto; (b) the impact of acquisitions and other investments on our business; (c) the impact of existing and future laws, regulations, international treaties and industry standards relating to climate change and other environmental and social impacts on our business; (d) market growth, demand, spending and resulting opportunities; (e) industry growth and demand, including opportunities resulting from such growth; (f) expected impacts to operating leverage; (g) the growth of sales opportunities in our Products and Systems Integration and Software and Services segments; (h) the return of capital to shareholders through dividends and/or repurchasing shares; (i) the impact and success of our business strategy and portfolio; (j) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (k) our ability and cost to repatriate funds; (l) the liquidity of our investments; (m) our ability and cost to access the capital markets; (n) our ability to borrow and the amount available under our credit facilities; (o) adequacy of internal resources to fund expected working capital, capital expenditure and cash requirements; (p) expected payments pursuant to commitments under agreements and other obligations in the short-term and long-term; (q) the ability to meet minimum purchase obligations (r) the impact of contractual damage claims exceeding the underlying contract value; (s) our ability to sell accounts receivable and the terms and amounts of such sales; (t) the outcome and effect of ongoing legal proceedings; (u) requests for vendor financing; and (v) the impact of the adoption of accounting pronouncements on our financial results; (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; (b) future hedging activity and expectations of the Company; and (3) “Legal Proceedings,” about the ultimate disposition of legal matters and timing. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

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
Subsequent to the quarter end, with the acquisition of Silvus Technologies Holdings Inc. (“Silvus”), we will now report net sales from our principal product lines by combining the former LMR Communications and newly acquired Silvus under the new technology name Mission Critical Networks (MCN).

Second Quarter Financial Results
•Net sales were $2.8 billion in the second quarter of 2025 compared to $2.6 billion in the second quarter of 2024.
•Operating earnings were $692 million in the second quarter of 2025 compared to $644 million in the second quarter of 2024.
•Net earnings attributable to Motorola Solutions, Inc. was $513 million, or $3.04 per diluted common share, in the second quarter of 2025, compared to $443 million, or $2.60 per diluted common share, in the second quarter of 2024.
•Operating cash flow increased $221 million to $783 million in the first half of 2025 compared to $562 million in the first half of 2024.
•We repurchased $543 million of common stock and paid $364 million in dividends in the first half of 2025.
Recent Events
Macroeconomic Environment Update
The current global tariff environment is complex and evolving. In early 2025, the United States initiated a series of trade actions which imposed new tariffs and increased existing tariffs on goods imported from various countries, contributing to a global trade landscape subject to evolving tariffs, import/export regulations, trade barriers and trade disputes. As a result, we continue to observe elevated volatility and uncertainty around the global supply chain.
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
Recent Acquisitions
On May 27, 2025, we entered into a purchase and sale agreement with Silvus Technologies Group LLC ("Seller") to acquire Silvus Technologies Holdings Inc. (“Silvus”), which subsequent to the quarter end closed on August 6, 2025, for $4.4 billion in upfront consideration, comprising $4.38 billion in cash, subject to customary adjustments for cash, net working capital, transaction expenses and indebtedness, and $20 million in restricted stock to certain employee equity holders. Additionally, under the terms of the transaction, the Seller will have the potential to earn earnout consideration following the achievement of certain financial targets of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn a catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The earnout consideration, if any, will be made in shares of common stock. Silvus designs and develops software-defined high-speed mobile ad-hoc network (MANET) technology that enables highly secure data, video and voice communications without the need for fixed infrastructure. This acquisition brings mobile ad-hoc network expertise and new applications to the Company's public safety and enterprise portfolio. This business will be part of both the Products and Systems Integration segment and the Software and Services segment.

Segment	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$173 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$241 million and share-based compensation of $6 million	February 21, 2025
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$23 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$92 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	June 28, 2025	% of Sales*	June 29, 2024	% of Sales*	June 28, 2025	% of Sales*	June 29, 2024	% of Sales*
Net sales from products	$1,533		$1,563		$2,980		$2,968
Net sales from services	1,232		1,065		2,313		2,049
Net sales	2,765		2,628		5,293		5,017
Costs of products sales	646	42.1%	653	41.8%	1,220	40.9%	1,252	42.2%
Costs of services sales	706	57.3%	636	59.7%	1,360	58.8%	1,234	60.2%
Costs of sales	1,352		1,289		2,580		2,486
Gross margin	1,413	51.1%	1,339	51.0%	2,713	51.3%	2,531	50.4%
Selling, general and administrative expenses	450	16.3%	430	16.4%	886	16.7%	827	16.5%
Research and development expenditures	231	8.4%	220	8.4%	464	8.8%	437	8.7%
Other charges	40	1.4%	45	1.7%	89	1.7%	104	2.1%
Operating earnings	692	25.0%	644	24.5%	1,274	24.1%	1,163	23.2%
Other income (expense):
Interest expense, net	(55)	(2.0)%	(69)	(2.6)%	(106)	(2.0)%	(113)	(2.3)%
Other, net	43	1.6%	5	0.2%	59	1.1%	(560)	(11.2)%
Total other expense	(12)	(0.4)%	(64)	(2.4)%	(47)	(0.9)%	(673)	(13.4)%
Net earnings before income taxes	680	24.6%	580	22.1%	1,227	23.2%	490	9.8%
Income tax expense	165	6.0%	135	5.1%	280	5.3%	83	1.7%
Net earnings	515	18.6%	445	16.9%	947	17.9%	407	8.1%
Less: Earnings attributable to non-controlling interests	2	0.1%	2	0.1%	4	0.1%	3	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$513	18.6%	$443	16.8%	$943	17.8%	$404	8.0%
Earnings per diluted common share	$3.04		$2.60		$5.57		$2.37
* Percentages may not add due to rounding

Results of Operations—Three months ended June 28, 2025 compared to three months ended June 29, 2024
The results of operations for the second quarter of 2025 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	June 28, 2025			June 29, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,251	$776	$2,027	$1,245	$672	$1,917
International	402	336	738	413	298	711
	$1,653	$1,112	$2,765	$1,658	$970	$2,628
Net sales by major products and services:
LMR Communications	$1,356	$649	$2,005	$1,363	$578	$1,941
Video	297	226	523	295	181	476
Command Center	—	237	237	—	211	211
	$1,653	$1,112	$2,765	$1,658	$970	$2,628

Operating earnings	$363	$329	$692	$379	$265	$644
Operating margins	22.0%	29.6%	25.0%	22.9%	27.3%	24.5%
Net Sales
The Products and Systems Integration segment’s net sales represented 60% of our net sales in the second quarter of 2025 and 63% in the second quarter of 2024. The Software and Services segment’s net sales represented 40% of our net sales in the second quarter of 2025 and 37% in the second quarter of 2024.
Net sales increased $137 million, or 5%, in the second quarter of 2025 compared to the second quarter of 2024. The $142 million, or 15%, increase in net sales within the Software and Services segment was driven by an increase of 15% in the North America region and an increase of 13% in the International region. The $5 million decrease in net sales within the Products and Systems Integration segment was driven by a decrease of $11 million, or 3%, in the International region, partially offset by a $6 million increase in the North America region. Net sales includes:
•an increase in the Software and Services segment, inclusive of $39 million of revenue from acquisitions, driven by an increase in LMR services, Video and Command Center;
•the Products and Systems Integration segment was flat, driven by a decrease in LMR, partially offset by an increase in Video; and
•inclusive of $9 million from favorable currency rates.
Regional results include:
•a 6% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in Video, LMR and Command Center; and
•a 4% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in LMR.

Products and Systems Integration
The Products and Systems Integration segment was flat driven by the following:
•$7 million, or 1%, decrease in LMR, driven by both the the International and North America regions; partially offset by
•$2 million, or 1%, growth in Video, driven by the North America region, partially offset by the International region; and
•inclusive of $4 million from favorable currency rates.
Software and Services
The 15% increase in the Software and Services segment was driven by the following:
•$71 million, or 12%, growth in LMR services, driven by the North America and International regions;
•$45 million, or 25%, growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$26 million, or 12%, growth in Command Center, inclusive of revenue from acquisitions, driven by the North America region; and
•inclusive of $5 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024	% Change
Gross margin from Products and Systems Integration	$876	$874	—%
Gross margin from Software and Services	537	465	15%
Gross margin	$1,413	$1,339	6%
Gross margin was 51.1% of net sales in the second quarter of 2025 compared to 51.0% in the second quarter of 2024. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 0.4% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales partially offset by acquisitions; and
•a 0.3% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, primarily driven by lower direct material costs, despite higher tariffs.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024	% Change
SG&A expenses from Products and Systems Integration	$355	$342	4%
SG&A expenses from Software and Services	95	88	8%
SG&A expenses	$450	$430	5%
SG&A expenses increased 5% in the second quarter of 2025 compared to the second quarter of 2024 primarily driven by:
•a $13 million, or 4%, increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share based compensation and investments in video; and
•a $7 million, or 8%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses.
SG&A expenses were 16.3% of net sales in the second quarter of 2025 compared to 16.4% of net sales in the second quarter of 2024.

Research and Development ("R&D") Expenditures

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024	% Change
R&D expenditures from Products and Systems Integration	$143	$140	2%
R&D expenditures from Software and Services	88	80	10%
R&D expenditures	$231	$220	5%
R&D expenditures increased $11 million, or 5%, in the second quarter of 2025 compared to the second quarter of 2024 primarily driven by higher employee incentive costs, including investments in video and share based compensation, and higher expenses associated with acquired businesses. R&D expenditures were 8.4% of net sales in both the second quarter of 2025 and in the second quarter of 2024.
Other Charges

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Other charges from Products and Systems Integration	$15	$13
Other charges from Software and Services	25	32
Other charges	$40	$45
Other charges decreased $5 million in the second quarter of 2025 compared to the second quarter of 2024. The decrease was primarily driven by:
•$10 million of gains on the Hytera litigation for the amounts recovered through legal proceedings due to theft of our trade secrets in the second quarter of 2025 that did not occur in the second quarter of 2024; and
•$2 million of acquisition related transaction fees in the second quarter of 2025 compared to $4 million of acquisition related transaction fees in the second quarter of 2024; partially offset by
•$39 million of intangible amortization expense in the second quarter of 2025 compared to $36 million of intangible amortization expense in the second quarter of 2024; and
•$8 million of reorganization of business expenses in the second quarter of 2025 compared to $4 million of reorganization of business expenses in the second quarter of 2024.
Operating Earnings

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating earnings from Products and Systems Integration	$363	$379
Operating earnings from Software and Services	329	265
Operating earnings	$692	$644
Operating earnings increased $48 million, or 7%, in the second quarter of 2025 compared to the second quarter of 2024. The increase in Operating earnings was due to:
•a $64 million increase in the Software and Services segment, primarily driven by higher sales and improved operating leverage, partially offset by higher expenses associated with acquired businesses and higher employee incentive costs, including investments in video and share based compensation; partially offset by
•a $16 million decrease in the Products and Systems Integration segment, primarily driven by decreased sales, higher employee incentive costs, including share based compensation and investments in video, and higher intangible amortization expenses, partially offset by lower direct material costs, despite higher tariffs, and a gain on the Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets.

Interest Expense, net

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Interest expense, net	$(55)	$(69)
The $14 million decrease in Interest expense, net in the second quarter of 2025 compared to the second quarter of 2024 was primarily driven by interest accruals related to audits with tax authorities in foreign jurisdictions in 2024.
Other, net

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Other, net	$43	$5
The $38 million increase in Other, net in the second quarter of 2025 compared to the second quarter of 2024 was primarily driven by:
•a $34 million gain on derivatives in the second quarter of 2025 compared to a $5 million loss on derivatives in the second quarter of 2024;
•an $18 million gain on fair value adjustments to equity investments in the second quarter of 2025 compared to a $11 million loss on fair value adjustments to equity investments in the second quarter of 2024; and
•an $11 million loss on assessments of uncertain tax positions in the second quarter of 2024 that did not occur in the second quarter of 2025; partially offset by
•a $42 million loss on foreign currency in the second quarter of 2025 compared to a $3 million gain on foreign currency in the second quarter of 2024.
Effective Tax Rate

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Income tax expense	$165	$135
Income tax expense increased by $30 million in the second quarter of 2025 compared to the second quarter of 2024, resulting in an effective tax rate of 24%. Our effective tax rate for the three months ended June 28, 2025 of 24% was higher than the effective tax rate for the three months ended June 29, 2024 of 23%, primarily due to tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024 and lower excess tax benefits of share-based compensation in 2025.
Subsequent to quarter end, on July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law and included tax cut extensions and modifications to the international tax framework and corporate income tax deductions. We are currently evaluating the potential effects of these changes on our financial statements, inclusive of our income tax provision, income tax payable, and deferred tax asset balances. We will recognize the effects of this legislation in accordance with the enactment and effective dates of the applicable provisions.

Results of Operations—Six months ended June 28, 2025 compared to Six months ended June 29, 2024

	Six Months Ended
	June 28, 2025			June 29, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$2,429	$1,450	$3,879	$2,328	$1,282	$3,610
International	770	644	1,414	821	586	1,407
	$3,199	$2,094	$5,293	$3,149	$1,868	$5,017
Net sales by major products and services:
LMR Communications	$2,671	$1,235	$3,906	$2,620	$1,144	$3,764
Video	528	436	964	529	345	874
Command Center	—	423	423	—	379	379
	$3,199	$2,094	$5,293	$3,149	$1,868	$5,017

Operating earnings	$715	$559	$1,274	$689	$474	$1,163
Operating margins	22.4%	26.7%	24.1%	21.9%	25.4%	23.2%
Net Sales
The Products and Systems Integration segment's net sales represented 60% of our net sales in the first half of 2025 and 63% in the first half of 2024. Net sales from the Software and Services segment represented 40% of our net sales in the first half of 2025 and 37% in the first half of 2024.
Net sales increased $276 million, or 6%, in the first half of 2025 compared to the first half of 2024. The $226 million, or 12%, increase in net sales within the Software and Services segment was driven by an increase of 13% in the North America region, and an increase of 10% in the International region. The $50 million, or 2%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 4% in the North America region, partially offset by a decrease of 6% in the International region. Net sales includes:
•an increase in Software and Services, inclusive of $71 million of revenue from acquisitions, driven by an increase in Video, LMR services and Command Center;
•an increase in the Products and Systems Integration segment, driven by an increase in LMR; and
•inclusive of $17 million from unfavorable currency rates.
Regional results include:
•a 7% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in LMR, Video and Command Center; and
•the International region was flat, inclusive of revenue from acquisitions, driven by an increase in Command Center and Video, partially offset by LMR.
Products and Systems Integration
The 2% increase in the Products and Systems Integration segment was driven by the following:
•$51 million, or 2% growth in LMR, driven by the North America region, partially offset by the International region; partially offset by
•$1 million decrease in Video, driven by the International region, partially offset by North America region; and
•inclusive of $11 million from unfavorable currency rates.

Software and Services
The 12% increase in the Software and Services segment was driven by the following:
•$91 million, or 26% growth in Video, inclusive of revenue from acquisitions, driven by both the North America and International regions;
•$91 million, or 8% growth in LMR services, driven by both the North America and International regions;
•$44 million, or 12% growth in Command Center, inclusive of revenue from acquisitions, driven by both the North America and International regions; and
•inclusive of $6 million from unfavorable currency rates.
Gross Margin

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	% Change
Gross margin from Products and Systems Integration	$1,728	$1,649	5%
Gross margin from Software and Services	985	882	12%
Gross margin	$2,713	$2,531	7%
Gross margin was 51.3% of net sales in the first half of 2025 compared to 50.4% in the first half of 2024. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 1.6% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, primarily driven by favorable mix and lower direct material costs, despite higher tariffs; partially offset by
•a 0.2% decrease in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, driven by higher expenses associated with acquired businesses.
Selling, General and Administrative ("SG&A") Expenses

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	% Change
SG&A expenses from Products and Systems Integration	$696	$654	6%
SG&A expenses from Software and Services	190	173	10%
SG&A expenses	$886	$827	7%
SG&A expenses increased 7% in the first half of 2025 compared to the first half of 2024 primarily driven by:
•a $42 million, or 6%, increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share based compensation and investments in video, and higher expenses related to legal matters, including Hytera related legal expenses; and
•a $17 million, or 10%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses.
SG&A expenses were 16.7% of net sales in the first half of 2025 compared to 16.5% of net sales in the first half of 2024.
Research and Development ("R&D") Expenditures

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	% Change
R&D expenditures from Products and Systems Integration	$285	$276	3%
R&D expenditures from Software and Services	179	161	11%
R&D expenditures	$464	$437	6%
R&D expenditures increased 6% in the first half of 2025 compared to the first half of 2024 primarily driven by:
•an $18 million, or 11%, increase in Software and Services R&D expenditures primarily due to higher employee incentive costs, including investments in video and share based compensation, and higher expenses associated with acquired businesses; and
•a $9 million, or 3%, increase in Products and Systems Integration R&D expenditures primarily due to higher employee incentive costs, including investments in video.
R&D expenditures were 8.8% of net sales in the first half of 2025 compared to 8.7% of net sales in the first half of 2024.

Other Charges

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Other charges from Products and Systems Integration	$32	$30
Other charges from Software and Services	57	74
Other charges	$89	$104
Other charges decreased by $15 million in the first half of 2025 compared to the first half of 2024. The decrease was driven primarily by:
•$20 million of gains on the Hytera litigation for the amounts recovered through legal proceedings due to theft of our trade secrets in the first half of 2025 that did not occur in the first half of 2024; and
•$4 million of operating lease asset impairments in the first half of 2024 that did not occur in the first half of 2025; partially offset by
•$20 million of reorganization of business expense in the first half of 2025 compared to $11 million in the first half of 2024.
Operating Earnings

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating earnings from Products and Systems Integration	$715	$689
Operating earnings from Software and Services	559	474
Operating earnings	$1,274	$1,163
Operating earnings increased $111 million, or 10%, in the first half of 2025 compared to the first half of 2024. The increase in Operating earnings was due to:
•an $85 million increase in the Software and Services segment, primarily driven by higher sales and a reduction of intangible amortization expenses, partially offset by higher expenses associated with acquired businesses, higher employee incentive costs, including investments in video and share based compensation, and increased reorganization expenses; and
•a $26 million increase in the Products and Systems Integration segment, primarily driven by higher sales, a gain on the Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets, favorable mix, and lower direct material costs, despite higher tariffs, partially offset by higher employee incentive costs, including share based compensation and investments in video, higher expenses related to legal matters, including Hytera related legal expenses, and increased intangible amortization expenses.
Interest Expense, net

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Interest expense, net	$(106)	$(113)
The $7 million decrease in Interest expense, net in the first half of 2025 compared to the first half of 2024 was primarily driven by interest accruals related to audits with tax authorities in foreign jurisdictions in 2024.

Other, net

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Other, net	$59	$(560)
The $619 million increase in Other, net in the first half of 2025 compared to the first half of 2024 was primarily driven by:
•a $585 million loss from the extinguishment of the $1.0 billion of 1.75% senior convertible notes issued to Silver Lake Partners and scheduled to mature in September 2024 (the "Silver Lake Convertible Debt") which was recognized in the first half of 2024;
•a $48 million gain on derivative instruments in the first half of 2025 compared to a $15 million loss on derivative instruments in the first half of 2024;
•a $13 million gain on fair value adjustments to equity investments in the first half of 2025 compared to a $13 million loss on fair value adjustments to equity investments in the first half of 2024; and
•an $11 million loss on assessments of uncertain tax positions in the first half of 2024 that did not occur in the first half of 2025; partially offset by
•a $62 million loss on foreign currency in the first half of 2025 compared to a $4 million gain on foreign currency in the first half of 2024.
Effective Tax Rate

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Income tax expense	$280	$83
Income tax expense increased by $197 million in the first half of 2025 compared to the first half of 2024, resulting in an effective tax rate of 23%. Our effective tax rate of 23% for the six months ended June 28, 2025 was higher than the effective tax rate for the six months ended June 29, 2024 of 17%, primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, offset by the non-tax deductible loss on the extinguishment of Silver Lake Convertible Debt in 2024.
Subsequent to quarter end, on July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law and included tax cut extensions and modifications to the international tax framework and corporate income tax deductions. We are currently evaluating the potential effects of these changes on our financial statements, inclusive of our income tax provision, income tax payable, and deferred tax asset balances. We will recognize the effects of this legislation in accordance with the enactment and effective dates of the applicable provisions.

Reorganization of Business
During the second quarter of 2025, we recorded net reorganization of business charges of $14 million, consisting of $8 million of charges in Other charges and $6 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the first half of 2025, we recorded net reorganization of business charges of $31 million, including $20 million of charges recorded within Other charges and $11 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $31 million were charges of $33 million related to employee separation costs and $1 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
During the second quarter of 2024, we recorded net reorganization of business charges of $4 million, including $4 million of charges recorded in Other charges in our Condensed Consolidated Statements of Operations. Included in the $4 million were charges of $10 million related to employee separation costs, partially offset by $2 million of reversals for employee separation accruals and $4 million of reversals for exit costs that are no longer needed.
During the first half of 2024, we recorded net reorganization of business charges of $14 million, including $11 million of charges recorded within Other charges and $3 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $22 million related to employee separation costs, partially offset by $4 million of reversals for exit accruals no longer needed and $4 million of reversals for employee separation accruals no longer needed.

The following table displays the net charges incurred by segment:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Products and Systems Integration	$10	$6	$22	$14
Software and Services	4	(2)	9	—
	$14	$4	$31	$14
Cash payments for employee severance in connection with the reorganization of business plans were $33 million in the first half of 2025 and $17 million in the first half of 2024. The reorganization of business accrual at June 28, 2025 was $24 million related to employee separation costs that are expected to be paid primarily within one year.
At January 1, 2025, we had an accrual of $1 million for exit costs related to our exit of the ESN contract with the U.K. Home Office. The $1 million of exit costs are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets at June 28, 2025, and are expected to be paid within one year.

Liquidity and Capital Resources

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows provided by (used for):
Operating activities	$783	$562
Investing activities	(537)	(118)
Financing activities	778	(743)
Effect of exchange rates on cash and cash equivalents	80	(25)
Decrease in cash and cash equivalents	$1,104	$(324)
Cash and Cash Equivalents
At June 28, 2025, $2.8 billion of the $3.2 billion cash and cash equivalents balance was held in the U.S. and $367 million was held in other countries.
Operating Activities
The increase in cash flows provided by operating activities from the first half of 2024 to the first half of 2025 was driven primarily by higher earnings, net of non-cash charges, and improved working capital.
Investing Activities
The increase in cash flows used for investing activities in the first half of 2025 compared to the first half of 2024 was primarily due to an increase in cash used for acquisitions and investments.
Financing Activities
The increase in cash flows provided by financing activities in the first half of 2025 compared to the cash flows used for financing activities in the first half of 2024 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$1.3 billion decrease in repayment of debt driven by the 7.5% senior notes repaid in the first half of 2025 compared to the repurchase of Silver Lake Convertible Debt in the first half of 2024; and
•$695 million increase in net proceeds from the issuance of debt in the first half of 2025 driven by the issuance of our 4.85% senior notes due 2030 ("2030 Notes"), 5.2% senior notes due 2032 ("2032 Notes") and our 5.55% senior notes due 2035 ("2035 Notes") compared to the the issuance of debt in the first half of 2024 driven by the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034; partially offset by
•$433 million increase in share repurchases in the first half of 2025 compared to the first half of 2024;
•$38 million increase in the payment of dividends in the first half of 2025 compared to the first half of 2024; and
•$38 million increase in cash used for the issuance of common stock primarily driven by an increase in tax withholdings and a decrease in net proceeds from our employee stock option and employee stock purchase plans in the first half of 2025 compared to the first half of 2024.

Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and six months ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Long-term receivables sales proceeds	$89	$17	113	27
Debt
We had outstanding debt of $7.7 billion at June 28, 2025, of which $70 million was current. We had outstanding debt of $6.0 billion at December 31, 2024, of which $322 million was current.
On June 16, 2025, we issued $600 million of 4.85% senior notes due 2030 (“2030 Notes”), $500 million of 5.2% senior notes due 2032 (“2032 Notes”), $900 million of 5.55% senior notes due 2035 (“2035 Notes”). We recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On May 27, 2025, we obtained financing commitments for $2.5 billion of senior unsecured delayed draw term loan facilities, comprised of $1.75 billion 364-day facility and a $750 million three year facility. Upon issuance of 2030 Notes, 2032 Notes, and 2035 Notes, the financing commitments under the 364-day facility were reduced to $750 million. Subsequent to the quarter, on July 21, 2025 we entered into credit agreements for a 750 million 364-day delayed draw term loan and a $750 million three year delayed draw term loan, and on August 6, 2025 we borrowed $750 million under the 364-day delayed draw term loan and $750 million under the three year delayed draw term loan to fund a portion of the acquisition of Silvus.
On April 25, 2025, we entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"), which replaced our $2.25 billion 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of June 28, 2025.
We have an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of June 28, 2025 we had no outstanding debt under the commercial paper program. Subsequent to the quarter, we utilized our commercial paper program as a source of short-term liquidity to partially fund the acquisition of Silvus.
We have investment grade ratings on our senior unsecured long-term debt. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three and six months ended June 28, 2025, we repurchased approximately 0.6 million and 1.3 million shares at an average price of $414.42 and $427.74 per share for an aggregate amount of $218 million and $543 million, excluding transaction costs and excise tax. As of June 28, 2025, we had used approximately $16.3 billion of the share repurchase authority to repurchase shares, leaving $1.7 billion of authority available for future repurchases.
Dividends
During the second quarter of 2025 we paid $182 million in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $182 million in cash dividends to holders of our common stock.
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
We do not anticipate a material decrease to net future cash flows generated from operations. We expect to use our available cash, investments, and debt facilities to support and invest in our business. This includes investing in our existing products and technologies, seeking new acquisition opportunities related to our strategic growth initiatives and returning cash to shareholders through common stock cash dividend payments (subject to the discretion of our Board of Directors) and share repurchases. Subsequent to the quarter, we used a portion of our cash and cash equivalents on hand to partially fund the acquisition of Silvus.

Subsequent to entering into a purchase and sale agreement with Silvus, our corporate credit ratings were reaffirmed by the major rating agencies. Fitch Ratings and S&P Global Ratings reaffirmed our BBB ratings, and Moody's Investors Service reaffirmed our Baa2 rating.
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $171 million at June 28, 2025, compared to $105 million at December 31, 2024.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the six months ended June 28, 2025. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On April 30, 2025, the Company issued 2,294 shares of common stock in connection with the acquisition of InVisit to certain former shareholders of InVisit. The stock was issued for an aggregate grant fair value of $1 million that will be expensed over an average service period of 2 years.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transactions not involving any public offerings or solicitations.

Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 28, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
3/28/2025 to 4/24/2025	160,882	$419.82	160,882	$1,844,734,317
4/25/2025 to 5/22/2025	221,865	$412.24	221,865	$1,753,272,214
5/23/2025 to 6/26/2025	143,293	$411.72	143,293	$1,694,276,089
Total	526,040	$414.42	526,040
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended June 28, 2025.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of June 28, 2025, the Company had used approximately $16.3 billion to repurchase shares, leaving $1.7 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended June 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit
2.1
Purchase Agreement, dated as of May 27, 2025, by and among Motorola Solutions, Inc., Silvus Technologies Group LLC and Silvus Technologies Holdings Inc. (incorporated by reference to Exhibit 2.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on May 27, 2025).

10.1
Revolving Credit Agreement, dated as of April 25, 2025, among Motorola Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to Motorola Solutions, Inc.’s Current Report on Form 8-K filed on April 25, 2025).

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
August 7, 2025