Form 10-Q
period 2025-09-27
Motorola Solutions, Inc.
filed 2025-10-30
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
Form 10-Q
 ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of the registrant's Common Stock, $0.01 par value per share, outstanding as of October 24, 2025 was 166,554,998.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales from products	$1,751	$1,670	$4,731	$4,639
Net sales from services	1,258	1,120	3,571	3,167
Net sales	3,009	2,790	8,302	7,806
Costs of products sales	728	688	1,948	1,941
Costs of services sales	727	669	2,087	1,902
Costs of sales	1,455	1,357	4,035	3,843
Gross margin	1,554	1,433	4,267	3,963
Selling, general and administrative expenses	485	439	1,371	1,265
Research and development expenditures	237	234	700	671
Other charges	62	49	152	153
Operating earnings	770	711	2,044	1,874
Other income (expense):
Interest expense, net	(86)	(58)	(192)	(171)
Other, net	41	42	100	(519)
Total other expense	(45)	(16)	(92)	(690)
Net earnings before income taxes	725	695	1,952	1,184
Income tax expense	161	132	442	214
Net earnings	564	563	1,510	970
Less: Earnings attributable to non-controlling interests	2	1	5	4
Net earnings attributable to Motorola Solutions, Inc.	$562	$562	$1,505	$966
Earnings per common share:
Basic	$3.37	$3.36	$9.02	$5.79
Diluted	$3.33	$3.29	$8.89	$5.66
Weighted average common shares outstanding:
Basic	166.6	167.1	166.8	166.7
Diluted	169.0	170.9	169.2	170.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net earnings	$564	$563	$1,510	$970
Foreign currency translation adjustments	(13)	72	105	45
Derivative instruments	—	—	—	4
Defined benefit plans	8	7	17	21
Total other comprehensive income (loss), net of tax	(5)	79	122	70
Comprehensive income	559	642	1,632	1,040
Less: Earnings attributable to non-controlling interests	2	1	5	4
Comprehensive income attributable to Motorola Solutions, Inc. common shareholders	$557	$641	$1,627	$1,036
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except par value)	September 27, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$894	$2,102
Accounts receivable, net	2,018	1,952
Contract assets	1,515	1,230
Inventories, net	943	766
Other current assets	441	429
Total current assets	5,811	6,479
Property, plant and equipment, net	1,099	1,022
Operating lease assets	577	529
Investments	192	135
Deferred income taxes	767	1,280
Goodwill	6,776	3,526
Intangible assets, net	3,131	1,249
Other assets	446	375
Total assets	$18,799	$14,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$322
Short-term borrowings	928	—
Accounts payable	940	1,018
Contract liabilities	2,074	2,072
Accrued liabilities	1,717	1,643
Total current liabilities	5,659	5,055
Long-term debt	8,411	5,675
Operating lease liabilities	469	427
Other liabilities	1,916	1,719
Stockholders’ Equity
Preferred stock, $100 par value: 0.5 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value:	2	2
Authorized shares: 600.0
Issued shares: 9/27/25—168.4; 12/31/24—168.6
Outstanding shares: 9/27/25—166.7; 12/31/24—167.1
Additional paid-in capital	2,148	1,940
Retained earnings	2,594	2,300
Accumulated other comprehensive loss	(2,417)	(2,539)
Total Motorola Solutions, Inc. stockholders’ equity	2,327	1,703
Non-controlling interests	17	16
Total stockholders’ equity	2,344	1,719
Total liabilities and stockholders’ equity	$18,799	$14,595
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2024	168.6	$1,942	$(2,539)	$2,300	$16
Net earnings				430	2
Other comprehensive income			39
Issuance of common stock and stock options exercised	0.7	(90)
Share repurchase program	(0.7)			(325)
Share-based compensation expenses		66
Dividends declared $1.09 per share				(182)
Balance as of March 29, 2025	168.6	$1,918	$(2,500)	$2,223	$18
Net earnings				513	2
Other comprehensive income			88
Issuance of common stock and stock options exercised	0.3	53
Share repurchase program	(0.6)			(219)
Share-based compensation expenses		74
Dividends declared $1.09 per share				(182)
Dividends paid to non-controlling interest on subsidiary common stock					(4)
Balance as of June 28, 2025	168.3	$2,045	$(2,412)	$2,335	$16
Net earnings				562	2
Other comprehensive loss			(5)
Issuance of common stock and stock options exercised	0.4	32
Share repurchase program	(0.3)			(121)
Share-based compensation expenses		73
Dividends declared $1.09 per share				(182)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of September 27, 2025	168.4	$2,150	$(2,417)	$2,594	$17

(In millions)	Shares	Common Stock and Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests
Balance as of December 31, 2023	167.4	$1,624	$(2,540)	$1,640	$15
Net earnings (loss)				(39)	1
Other comprehensive loss			(13)
Issuance of common stock and stock options exercised	1.0	(5)
Share repurchase program	(0.1)			(39)
Share-based compensation expenses		56
Dividends declared $0.98 per share				(163)
Balance as of March 30, 2024	168.3	$1,675	$(2,553)	$1,399	$16
Net earnings				443	2
Other comprehensive income			4
Issuance of common stock and stock options exercised	0.1	6
Share repurchase program	(0.2)			(71)
Share-based compensation expenses		63
Dividends declared $0.98 per share				(164)
Dividends paid to non-controlling interest on subsidiary common stock					(3)
Balance as of June 29, 2024	168.2	$1,744	$(2,549)	$1,607	$15
Net earnings				562	1
Other comprehensive income			79
Issuance of common stock and stock options exercised	0.3	17
Share repurchase program	(0.1)			(31)
Share-based compensation expenses		61
Dividends declared $0.98 per share				(164)
Dividends paid to non-controlling interest on subsidiary common stock					(1)
Balance as of September 28, 2024	168.4	$1,822	$(2,470)	$1,974	$15
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating
Net earnings	$1,510	$970
Adjustments to reconcile Net earnings to Net cash provided by operating activities:
Depreciation and amortization	282	250
Non-cash other charges (income)	(4)	12
Share-based compensation expenses	213	180
Loss from the extinguishment of Silver Lake Convertible Debt	—	585
Changes in assets and liabilities, net of effects of acquisitions, dispositions, and foreign currency translation adjustments:
Accounts receivable	1	(121)
Inventories	(107)	21
Other current assets and contract assets	(230)	(279)
Accounts payable, accrued liabilities and contract liabilities	(280)	(125)
Other assets and liabilities	101	(17)
Deferred income taxes	95	(155)
Net cash provided by operating activities	1,581	1,321
Investing
Acquisitions and investments, net	(4,835)	(268)
Proceeds from sales of investments and businesses, net	14	39
Capital expenditures	(151)	(171)
Net cash used for investing activities	(4,972)	(400)
Financing
Net proceeds from issuance of debt	2,733	1,288
Net proceeds from short-term borrowings	923	—
Repayments of debt	(322)	(1,906)
Revolving credit facility renewal fees	(5)	—
Issuances of common stock, net of tax	(3)	19
Purchases of common stock	(664)	(141)
Payments of dividends	(546)	(490)
Payments of dividends to non-controlling interests	(5)	(4)
Net cash provided by (used for) financing activities	2,111	(1,234)
Effect of exchange rate changes on total cash and cash equivalents	72	12
Net decrease in total cash and cash equivalents	(1,208)	(301)
Cash and cash equivalents, beginning of period	2,102	1,705
Cash and cash equivalents, end of period	$894	$1,404
Supplemental Cash Flow Information
Cash paid during the period for:
Interest paid	$166	$143
Income and withholding taxes, net of refunds	$413	$453
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as noted)
1.Basis of Presentation
The condensed consolidated financial statements as of September 27, 2025 and for the three and nine months ended September 27, 2025 and September 28, 2024 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to state fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholders' Equity, and Statements of Cash Flows of Motorola Solutions, Inc. (“Motorola Solutions” or the “Company”) for all periods presented.
The Company operates on a 52-week fiscal year, with each fiscal year ending on December 31. With respect to each fiscal quarter, the Company operates on a 13-week fiscal quarter, with all fiscal quarters ending on a Saturday.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The results of operations for the three and nine months ended September 27, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
Business Overview
The Company manages the business organizationally through two segments: “Products and Systems Integration” and “Software and Services". Within these segments the Company has three principal product lines in which the Company reports net sales: Mission Critical Networks (“MCN”), Video Security and Access Control ("Video"), and Command Center. With the acquisition of Silvus Technologies Holdings Inc. (“Silvus”) in August 2025, the Company will now report net sales from its principal product lines by combining the former Land Mobile Radio Communications and newly acquired Silvus under the new technology name Mission Critical Networks. This name change does not require any financial information to be reclassified from previous periods.
•MCN: Infrastructure, mobile ad-hoc network technology ("MANET"), devices (two-way radio and broadband, including both for public safety and professional and commercial radio (PCR)) and software, inclusive of installation and integration, and backed by managed and support services to help assure mission-critical communications availability, security and resiliency.
•Video: Cameras (fixed, body-worn, in-vehicle), access control, sensors, infrastructure, video management, software and artificial intelligence ("AI")-powered analytics that enable visibility to what's happening and bring attention to what’s important to help inform decisions and actions.
•Command Center: Command center solutions and software applications, including AI-powered analytics, that unify voice, video and data from public safety agencies, enterprises and the community, enabling a broad informational view of operations and incidents to help accelerate workflows and improve the accuracy and speed of decisions.
Recent Acquisitions
On August 6, 2025, the Company acquired Silvus from Silvus Technologies Group LLC (the "Seller"). Silvus designs and develops software-defined high-speed MANET technology that enables highly secure data, video and voice communications without the need for fixed infrastructure. This acquisition brings mobile ad-hoc network expertise and new applications to the Company's public safety and enterprise portfolio. The purchase price of $4.4 billion consisted of cash payments of $4.4 billion, net of cash acquired customary purchase price adjustments, and contingent earnout consideration that had an estimated fair value as of the acquisition date of $38 million. Under the terms of the transaction, the Seller will have the potential to earn the contingent earnout consideration upon the achievement of certain financial targets of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The earnout consideration, if any, will be paid in shares of common stock. This business is part of both the Products and Systems Integration segment and the Software and Services segment.
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $174 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio, including body cameras, fixed video, panic buttons and radios. This business is part of the Software and Services segment.

On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $240 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. This business is part of the Software and Services segment.
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" to modernize the accounting for internal-use software costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its financial statements and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" to introduce a practical expedient in the estimation of expected credit losses for current accounts receivable and current contract assets. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods with annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses" (DISE), to enhance disclosures relating to key income statement expense topics. This was subsequently amended by ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date," which clarified the effective dates. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the complete impact of the adoption of this ASU on its disclosures.
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

2.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes the disaggregation of the Company's revenue by segment, region, major products and services and customer type for the three and nine months ended September 27, 2025 and September 28, 2024, consistent with the information reviewed by the Company's chief operating decision maker for evaluating the financial performance of the Company's reportable segments:

	Three Months Ended
	September 27, 2025			September 28, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$1,360	$761	$2,121	$1,304	$703	$2,007
International	537	351	888	480	303	783
	$1,897	$1,112	$3,009	$1,784	$1,006	$2,790

Major Products and Services:
Mission Critical Networks (MCN)	$1,598	$643	$2,241	$1,492	$596	$2,088
Video	299	235	534	292	208	500
Command Center	—	234	234	—	202	202
	$1,897	$1,112	$3,009	$1,784	$1,006	$2,790

Customer Types:
Direct	$1,187	$1,006	2,193	$1,108	$917	$2,025
Indirect	710	106	816	676	89	765
	$1,897	$1,112	$3,009	$1,784	$1,006	$2,790

	Nine Months Ended
	September 27, 2025			September 28, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Regions:
North America	$3,789	$2,211	$6,000	$3,631	$1,985	$5,616
International	1,306	996	2,302	1,302	888	2,190
	$5,095	$3,207	$8,302	$4,933	$2,873	$7,806

Major Products and Services:
Mission Critical Networks (MCN)	$4,269	$1,878	$6,147	$4,112	$1,739	$5,851
Video	826	672	1,498	821	553	1,374
Command Center	—	657	657	—	581	581
	$5,095	$3,207	$8,302	$4,933	$2,873	$7,806

Customer Types:
Direct	$3,233	$2,929	$6,162	$2,969	$2,617	$5,586
Indirect	1,862	278	2,140	1,964	256	2,220
	$5,095	$3,207	$8,302	$4,933	$2,873	$7,806

Remaining Performance Obligations
Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of a period. The transaction value associated with remaining performance obligations which were not yet satisfied as of September 27, 2025 was $8.9 billion. A total of $3.6 billion was from Products and Systems Integration performance obligations that were not yet satisfied as of September 27, 2025, of which $1.9 billion is expected to be recognized in the next twelve months. The remaining amounts will generally be satisfied over time as systems are implemented. Remaining performance obligations from the Products and Systems Integration segment are equal to disclosed backlog for the segment. A total of $5.3 billion was from Software and Services performance obligations that were not yet satisfied as of September 27, 2025. The determination of Software and Services performance obligations that are not satisfied takes into account a contract term that may be limited by the customer’s ability to terminate for convenience. Where termination for convenience exists in the Company's service contracts, its disclosure of the remaining performance obligations that are unsatisfied assumes the contract term is limited until renewal. As a result, remaining performance obligations from the Software and Services segment may be less than disclosed backlog in the Software and Services segment due to multi-year service contracts with termination for convenience clauses. The Company expects to recognize $1.8 billion from unsatisfied Software and Services performance obligations over the next twelve months, with the remaining performance obligations generally to be recognized over time as services are performed and software is implemented.
Contract Balances

(In millions)	September 27, 2025	December 31, 2024
Accounts receivable, net	$2,018	$1,952
Contract assets	1,515	1,230
Contract liabilities	2,074	2,072
Non-current contract liabilities	670	496
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
Revenue recognized during the three months ended September 27, 2025 which was previously included in Contract liabilities as of June 28, 2025 was $637 million, compared to $572 million of revenue recognized during the three months ended September 28, 2024 which was previously included in Contract liabilities as of June 29, 2024. The Company recognized revenue of $1.2 billion during each of the nine months ended September 27, 2025 and September 28, 2024, which was previously included in Contract liabilities as of December 31, 2024 and December 31, 2023, respectively. Revenue of $7 million was recognized during the three months ended September 27, 2025 related to performance obligations satisfied, or partially satisfied, in previous periods, compared to $6 million recognized for the three months ended September 28, 2024, primarily driven by changes in the estimates of progress on system contracts. Revenue of $7 million was reversed during the nine months ended September 27, 2025 related to revenue recognized for performance obligations satisfied, or partially satisfied, in previous periods, primarily driven by changes in the estimates of progress on system contracts, compared to $11 million of reversals for the nine months ended September 28, 2024.
There were no material expected credit losses recorded on contract assets during each of the three and nine months ended September 27, 2025 and September 28, 2024.
Contract Cost Balances

(In millions)	September 27, 2025	December 31, 2024
Current contract cost assets	$77	$70
Non-current contract cost assets	134	141
Amortization of contract cost assets was $13 million and $39 million for the three and nine months ended September 27, 2025, respectively, and $13 million and $38 million for the three and nine months ended September 28, 2024, respectively.

3.    Leases
Components of Lease Expense

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Lease expense:
Operating lease cost	$39	$34	$114	$103
Variable cost	9	12	37	34
Sublease income	(1)	(1)	(5)	(4)
Net lease expense from operating leases	$47	$45	$146	$133
Lease Assets and Liabilities

(in millions)	Statement Line Classification	September 27, 2025	December 31, 2024
Right-of-use lease assets	Operating lease assets	$577	$529
Current lease liabilities	Accrued liabilities	128	127
Operating lease liabilities	Operating lease liabilities	469	427
Other Information Related to Leases

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Supplemental cash flow information:
Net cash used for operating activities related to operating leases	$121	$118

Right-of-use assets obtained in exchange for lease liabilities	84	123

	September 27, 2025	December 31, 2024
Weighted average remaining lease terms (years)	6	5
Weighted average discount rate:	4.17%	3.97%
Future Lease Payments

September 27, 2025
(in millions)	Operating Leases
Remainder of 2025	$26
2026	148
2027	146
2028	120
2029	90
Thereafter	143
Total lease payments	673
Less: interest	76
Present value of lease liabilities	$597

4.    Other Financial Data
Statements of Operations Information
Other Charges
Other charges included in Operating earnings consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other charges (income):
Intangibles amortization (Note 15)	$66	$38	$142	$114
Reorganization of business (Note 14)	12	5	33	16
Operating lease asset impairments	1	1	1	5
Acquisition-related transaction fees	55	4	63	11
Legal settlements	2	1	7	7
Gain on Hytera litigation	(74)	—	(94)	—
	$62	$49	$152	$153
During the three and nine months ended September 27, 2025, the Company recognized a gain on the Hytera litigation of $74 million and $94 million, respectively, for amounts recovered through legal proceedings due to theft of the Company's trade secrets. Refer to "Hytera Civil Litigation" within "Note 12: Commitments and Contingencies" in this "Part 1 — Financial Information" of this Form 10-Q.
Other Income (Expense)
Interest expense, net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest, net:
Interest expense	$(103)	$(73)	$(243)	$(221)
Interest income	17	15	51	50
	$(86)	$(58)	$(192)	$(171)
Other, net:
Net periodic pension and postretirement benefit (Note 8)	$31	$32	$92	$95
Loss from the extinguishment of Silver Lake Convertible Debt	—	—	—	(585)
Investment impairments	(2)	—	(2)	(3)
Foreign currency gain (loss)	4	(26)	(57)	(22)
Gain (loss) on derivative instruments (Note 6)	(6)	22	41	7
Fair value adjustments to equity investments	8	9	21	(4)
Assessments on uncertain tax positions	—	—	—	(11)
Other	6	5	5	4
	$41	$42	$100	$(519)

Earnings Per Common Share
Basic and diluted earnings per common share from net earnings attributable to Motorola Solutions, Inc. are computed as follows:

	Amounts attributable to Motorola Solutions, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic earnings per common share:
Earnings	$562	$562	$1,505	$966
Weighted average common shares outstanding	166.6	167.1	166.8	166.7
Per share amount	$3.37	$3.36	$9.02	$5.79
Diluted earnings per common share:
Earnings	$562	$562	$1,505	$966
Weighted average common shares outstanding	166.6	167.1	166.8	166.7
Add effect of dilutive securities:
Share-based awards	2.4	3.8	2.4	3.9
Diluted weighted average common shares outstanding	169.0	170.9	169.2	170.6
Per share amount	$3.33	$3.29	$8.89	$5.66
In the computation of diluted earnings per common share for the three months ended September 27, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the nine months ended September 27, 2025, the assumed exercise of 0.1 million options and 0.1 million awards subject to performance conditions were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the three months ended September 28, 2024, the assumed exercise of 0.1 million options were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In the computation of diluted earnings per common share for the nine months ended September 28, 2024, a total of 0.3 million shares related to the 1.75% senior convertible notes issued to Silver Lake Partners ("Silver Lake Convertible Debt") were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. In addition, the assumed exercise of 0.1 million options were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.
In connection with the acquisition of Silvus, the Seller will have the potential to earn contingent earnout consideration upon the achievement of certain financial targets payable in shares of common stock of up to $600 million in total, comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The estimated fair value of the total contingent earnout consideration at the acquisition date was $38 million. The shares required to settle the contingent earnout consideration will only be reflected within diluted earnings per share when and if the earnout financial targets have been achieved, in each of the two respective periods.
Balance Sheet Information
Accounts Receivable, Net
Accounts receivable, net, consists of the following:

	September 27, 2025	December 31, 2024
Accounts receivable	$2,101	$2,035
Less allowance for credit losses	(83)	(83)
	$2,018	$1,952

Inventories, Net
Inventories, net, consist of the following:

	September 27, 2025	December 31, 2024
Finished goods	$474	$396
Work-in-process and production materials	591	498
	1,065	894
Less inventory reserves	(122)	(128)
	$943	$766
Other Current Assets
Other current assets consist of the following:

	September 27, 2025	December 31, 2024
Current contract cost assets (Note 2)	$77	$70
Contractor receivables	43	44
Tax-related deposits	36	54
Other	285	261
	$441	$429
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following:

	September 27, 2025	December 31, 2024
Land	$5	$5
Leasehold improvements	465	441
Machinery and equipment	2,528	2,243
	2,998	2,689
Less accumulated depreciation	(1,899)	(1,667)
	$1,099	$1,022
Depreciation expense was $49 million and $46 million for the three months ended September 27, 2025 and September 28, 2024, respectively. Depreciation expense for the nine months ended September 27, 2025 and September 28, 2024 was $140 million and $136 million, respectively.
Investments
Investments consist of the following:

	September 27, 2025	December 31, 2024
Common stock	$45	$23
Strategic investments	54	26
Company-owned life insurance policies	83	75
Equity method investments	10	11
	$192	$135
Other Assets
 Other assets consist of the following:

	September 27, 2025	December 31, 2024
Defined benefit plan assets	$216	$162
Non-current contract cost assets (Note 2)	134	141
Other	96	72
	$446	$375

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
The Company's outstanding amounts related to the suppliers participating in this program was $38 million as of both September 27, 2025 and December 31, 2024. Supplier finance program obligations are classified as Accounts payable within the Condensed Consolidated Balance Sheets.
Accrued Liabilities
Accrued liabilities consist of the following:

	September 27, 2025	December 31, 2024
Compensation	$425	$406
Tax liabilities	144	217
Dividend payable	182	182
Trade liabilities	187	160
Operating lease liabilities (Note 3)	128	127
Customer reserves	98	97
Other	553	454
	$1,717	$1,643
Other Liabilities
Other liabilities consist of the following:

	September 27, 2025	December 31, 2024
Defined benefit plans (Note 8)	$711	$768
Non-current contract liabilities (Note 2)	670	496
Unrecognized tax benefits (Note 7)	38	39
Deferred income taxes (Note 7)	106	87
Environmental reserve	119	119
Deferred compensation	107	89
Other	165	121
	$1,916	$1,719
Stockholders’ Equity
Share Repurchase Program: During the three and nine months ended September 27, 2025, the Company repurchased approximately 0.3 million and 1.5 million shares at an average price of $467.10 and $434.41 per share for an aggregate amount of $121 million and $664 million, respectively.
Payment of Dividends: During the three months ended September 27, 2025 and September 28, 2024, the Company paid $182 million and $164 million, respectively, in cash dividends to holders of its common stock. Subsequent to the quarter, the Company paid an additional $182 million in cash dividends to holders of its common stock. During the nine months ended September 27, 2025 and September 28, 2024, the Company paid $546 million and $490 million, respectively, in cash dividends to holders of its common stock.

Accumulated Other Comprehensive Loss
The following table displays the changes in Accumulated other comprehensive loss, including amounts reclassified into income, and the affected line items in the Condensed Consolidated Statements of Operations during the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign Currency Translation Adjustments:
Balance at beginning of period	$(428)	$(509)	$(546)	$(482)
Other comprehensive income (loss) before reclassification adjustment	(13)	73	100	44
Tax benefit (expense)	—	(1)	5	1
Other comprehensive income (loss), net of tax	(13)	72	105	45
Balance at end of period	$(441)	$(437)	$(441)	$(437)
Derivative Instruments:
Balance at beginning of period	$(7)	$(8)	$(7)	$(12)
Other comprehensive income before reclassification adjustment	—	—	—	4
Other comprehensive income before reclassification adjustment, net of tax	—	—	—	4
Other comprehensive income, net of tax	—	—	$—	$4
Balance at end of period	$(7)	$(8)	$(7)	$(8)
Defined Benefit Plans:
Balance at beginning of period	$(1,977)	$(2,032)	$(1,986)	$(2,046)
Other comprehensive loss before reclassification adjustment	—	—	(8)	—
Tax benefit	—	—	2	—
Other comprehensive loss before reclassification adjustment, net of tax	—	—	(6)	—
Reclassification adjustment - Actuarial net losses into Other income (Note 8)	10	9	28	25
Reclassification adjustment - Prior service benefits into Other income (Note 8)	—	—	—	2
Tax expense	(2)	(2)	(5)	(6)
Reclassification adjustments into Net earnings, net of tax	8	7	23	21
Other comprehensive income, net of tax	8	7	17	21
Balance at end of period	$(1,969)	$(2,025)	$(1,969)	$(2,025)
Total Accumulated other comprehensive loss	$(2,417)	$(2,470)	$(2,417)	$(2,470)

5.    Debt and Credit Facilities

	September 27, 2025	December 31, 2024
7.5% debentures due 2025	$—	$252
6.5% debentures due 2025	—	70
364-day term loan	749	—
4.6% senior notes due 2028	697	696
Term loan due 2028	748	—
6.5% debentures due 2028	24	24
5.0% senior notes due 2029	397	396
4.6% senior notes due 2029	802	802
2.3% senior notes due 2030	896	895
4.85% senior notes due 2030	595	—
2.75% senior notes due 2031	846	846
5.2% senior notes due 2032	496	—
5.6% senior notes due 2032	597	596
5.4% senior notes due 2034	894	893
5.55% senior notes due 2035	892	—
6.625% senior notes due 2037	38	38
5.5% senior notes due 2044	397	397
5.22% debentures due 2097	93	93
Other short-term borrowings	179	—
	9,340	5,998
Adjustments for unamortized gains on interest rate swap terminations	(1)	(1)
Less: current portion	(928)	(322)
Long-term debt	$8,411	$5,675
On June 16, 2025, the Company issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032 and $900 million of 5.55% senior notes due 2035. The Company recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025 the Company borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million three-year facility ("term loan due 2028") to fund a portion of the acquisition of Silvus. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. The Company was in compliance with its financial covenants as of September 27, 2025. During the three months ended September 27, 2025, the weighted average interest rate of the 364-day facility and the term loan due 2028 was 5.30% and 5.25%, respectively.
During the three months ended September 27, 2025, the Company repaid the $70 million aggregate principal amount of the 6.5% debentures due 2025. Additionally, during the nine months ended September 27, 2025, the Company repaid the $252 million aggregate principal amount of the 7.5% debentures due 2025.
On April 25, 2025, the Company entered into a $2.25 billion syndicated, unsecured revolving credit facility maturing in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"), which replaced the Company's $2.25 billion 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at the Company's option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if the Company's credit rating changes. The Company must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. The Company was in compliance with its financial covenants as of September 27, 2025.
The Company has an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. The notes are issued at a zero-coupon rate and are issued at a discount which reflects the interest component. At maturity, the notes are paid back in full including the interest component. The notes are not redeemable prior to maturity. As of September 27, 2025, the Company had outstanding other short-term borrowings of $179 million, inclusive of the commercial paper program, with a weighted-average interest rate of 4.52% during the three months ended September 27, 2025.

6.    Risk Management
Foreign Currency Risk
The Company had outstanding foreign exchange contracts with notional amounts totaling $1.3 billion and $1.0 billion for the periods ended September 27, 2025 and December 31, 2024, respectively. The Company does not believe these financial instruments should subject it to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset gains and losses on the underlying assets, liabilities and transactions.
The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 27, 2025, and the corresponding positions as of December 31, 2024:

	Notional Amount
Net Buy (Sell) by Currency	September 27, 2025	December 31, 2024
Euro	$190	$150
British Pound	179	124
Australian dollar	(147)	(136)
Canadian dollar	68	70
Brazilian Real	(50)	(23)
Counterparty Risk
The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of non-performance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. As of September 27, 2025, all of the counterparties had investment grade credit ratings. As of September 27, 2025, the Company had $1 million of exposure to aggregate credit risk with all counterparties.
Derivative Financial Instruments
The following tables summarize the fair values and locations in the Condensed Consolidated Balance Sheets of all derivative financial instruments held by the Company as of September 27, 2025 and December 31, 2024:

	Fair Values of Derivative Instruments
September 27, 2025	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$20
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$3
Equity swap contracts	1	—
Total derivatives	$1	$23

	Fair Values of Derivative Instruments
December 31, 2024	Other Current Assets	Accrued Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3	$9
Equity swap contracts	—	1
Total derivatives	$10	$10

The following table summarizes the effect of derivatives on the Company's condensed consolidated financial statements for the three and nine months ended September 27, 2025 and September 28, 2024:

	Financial Statement Location	Three Months Ended		Nine Months Ended
Derivatives		September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accumulated other comprehensive income (loss)	$(1)	$(9)	$(24)	$3
Amortized hedge income	Other income (expense)	2	—	4	1
Treasury rate lock	Accumulated other comprehensive income (loss)	—	—	—	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other income (expense)	$(6)	$22	$41	$7
Equity swap contracts	Selling, general and administrative expenses	2	1	1	3
Net Investment Hedges
The Company uses foreign exchange forward and option contracts to hedge against the effect of the British pound and the Euro exchange rate fluctuations against the U.S. dollar on a portion of its net investments in certain European operations. The Company recognizes changes in the fair value of the net investment hedges as a component of Foreign currency translation adjustments within Other comprehensive income to offset a portion of the change in translated value of the net investments being hedged, until the investments are sold or liquidated. As of September 27, 2025, the Company had €160 million of net investment hedges in certain Euro functional subsidiaries and £50 million of net investment hedges in a British pound functional subsidiary.
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
Equity Swap Contracts
The Company uses equity swap contracts which serve as economic hedges against volatility within the equity markets, impacting the Company's deferred compensation plan obligations. These contracts are not designated as hedges for accounting purposes. Unrealized gains and losses on these contracts are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The notional amount of these contracts as of September 27, 2025 was $21 million.
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
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net earnings before income taxes	$725	$695	$1,952	$1,184
Income tax expense	161	132	442	214
Effective tax rate	22%	19%	23%	18%
The effective tax rate for the three months ended September 27, 2025 of 22% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by excess tax benefits of share-based compensation. The effective tax rate for the nine months ended September 27, 2025 of 23% was higher than the U.S. federal statutory tax rate of 21% primarily due to state tax expense, partially offset by excess tax benefits of share-based compensation.
The effective tax rate for the three months ended September 28, 2024 of 19% was lower than the U.S. federal statutory tax rate of 21% primarily due to favorable U.S. return-to-provision adjustments, excess tax benefits of share-based compensation, and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions, partially offset by state tax expense. The effective tax rate for the nine months ended September 28, 2024 of 18% was lower than the U.S. federal statutory tax rate of 21% primarily due to favorable U.S. return-to-provision adjustments (inclusive of the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allows for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return), excess tax benefits of share-based compensation, and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions, partially offset by the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in 2024 and state tax expense.
The effective tax rate for the three months ended September 27, 2025 of 22% was higher than the effective tax rate for the three months ended September 28, 2024 of 19%, primarily due to non-deductible transaction costs related to the acquisition of Silvus, favorable U.S. return-to-provision adjustments from implementing a business initiative in 2024, and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, partially offset by higher excess tax benefits of share-based compensation in 2025. The effective tax rate for the nine months ended September 27, 2025 of 23% was higher than the effective tax rate for the nine months ended September 28, 2024 of 18%, primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return, and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, partially offset by the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in 2024.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact the Company's tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. The Company has evaluated the effects of these changes on its income tax provision, income tax payable, and deferred tax asset balances, which are reflected in this quarter's results. As of the three months ended September 27, 2025, the 2025 impact of the enacted legislation on the Company's tax position was not material. The Company will continue to recognize the effects of the legislation in accordance with the effective dates of the applicable provisions, and plans to continue to assess the ongoing impact of this legislation as further guidance is made available.

8.    Retirement and Other Employee Benefits
Pension and Postretirement Health Care Benefits Plans
The net periodic benefits for Pension and Postretirement Health Care Benefits Plans were as follows:

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Three Months Ended	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest cost	$50	$47	$15	$14	$1	$1
Expected return on plan assets	(76)	(75)	(28)	(26)	(3)	(3)
Amortization of:
Unrecognized net loss	7	6	2	2	1	1
Unrecognized prior service cost (benefit)	—	—	(1)	(1)	1	1
Net periodic pension benefits	$(19)	$(22)	$(12)	$(11)	$—	$—

	U.S. Pension Benefit Plans		Non-U.S. Pension Benefit Plans		Postretirement Health Care Benefits Plan
Nine Months Ended	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest cost	150	141	43	42	4	4
Expected return on plan assets	(229)	(223)	(81)	(78)	(9)	(9)
Amortization of:
Unrecognized net loss	19	17	5	5	4	3
Unrecognized prior service cost (benefit)	—	—	(2)	(2)	2	4
Net periodic pension cost (benefits)	$(60)	$(65)	$(35)	$(33)	$1	$2

9.    Share-Based Compensation Plans
Compensation expense for the Company’s share-based plans was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Share-based compensation expense included in:
Costs of sales	$14	$12	$42	$36
Selling, general and administrative expenses	41	33	116	97
Research and development expenditures	18	16	55	47
Share-based compensation expense included in Operating earnings	73	61	213	180
Tax benefit	(16)	(13)	(45)	(37)
Share-based compensation expense, net of tax	$57	$48	$168	$143
Decrease in basic earnings per share	$(0.34)	$(0.29)	$(1.01)	$(0.86)
Decrease in diluted earnings per share	$(0.34)	$(0.28)	$(0.99)	$(0.84)
During the nine months ended September 27, 2025, the Company granted 0.6 million restricted stock units (RSUs), 0.1 million performance stock units (PSUs) and 0.04 million market stock units (MSUs) with an aggregate grant-date fair value of $271 million, $24 million and $17 million, respectively, and 0.1 million stock options and 0.1 million performance options (POs) with an aggregate grant-date fair value of $9 million and $17 million, respectively. The share-based compensation expense will generally be recognized over the vesting period of three years.

10.    Fair Value Measurements
The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 27, 2025 and December 31, 2024 were as follows:

September 27, 2025	Level 1	Level 2	Level 3	Total
Assets:
Equity swap contracts	1	—	—	1
Common stock	45	—	—	45
Liabilities:
Foreign exchange derivative contracts	$—	$23	$—	$23
Contingent earnout consideration (Note 15)	—	—	38	38

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$10	$—	$10
Common stock	23	—	—	23
Liabilities:
Foreign exchange derivative contracts	$—	$9	$—	$9
Equity swap contracts	1	—	—	1
The Company had no foreign exchange derivative contracts, equity swap contracts or common stock investments in Level 3 holdings as of September 27, 2025 or December 31, 2024.
At September 27, 2025 and December 31, 2024, the Company had $568 million and $1.2 billion, respectively, of investments in money market government and U.S. treasury funds classified (Level 1) as Cash and cash equivalents in its Condensed Consolidated Balance Sheets. The money market funds had quoted market prices that are equivalent to par.
Using quoted market prices and market interest rates, the fair value of the Company's long-term debt as of September 27, 2025 was $9.4 billion. The fair value of long-term debt as of December 31, 2024 was $5.8 billion.
In connection with the acquisition of Silvus, contingent earnout consideration reflects the estimated fair value of the contingent future payments to the Seller following the achievement of certain financial targets. Refer to Note 15, “Intangible Assets and Goodwill” in this “Part 1 – Financial Information” of this Form 10-Q for more information regarding the details of the contingent earnout consideration. The Company determines the fair value of its contingent earnout consideration liability using a Monte Carlo simulation model, which requires the use of Level 3 inputs, such as projected future net sales, gross margin and cash flows. At the acquisition date, the Company recorded a contingent liability of approximately $38 million, related to the estimated fair value of the contingent earnout consideration, which was included in the purchase price. For the three months ended September 27, 2025, the fair value adjustment related to the contingent earnout consideration was de minimis.
All other financial instruments are carried at cost, which is not materially different from the instruments’ fair values.

11.    Sales of Receivables
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term receivables for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Accounts receivable sales proceeds	$19	$15	$19	$15
Long-term receivables sales proceeds	58	56	171	82
Total proceeds from receivable sales	$77	$71	$190	$97
At September 27, 2025, the Company had retained servicing obligations for $856 million of long-term receivables, compared to $794 million at December 31, 2024. Servicing obligations are limited to collection activities related to the sales of accounts receivables and long-term receivables. The Company had outstanding commitments to provide long-term financing to third parties totaling $218 million at September 27, 2025, compared to $105 million at December 31, 2024.

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
Subsequently, the District Court ordered Hytera to pay the Company a forward-looking reasonable royalty on products ("I-Series") that use the Company’s stolen trade secrets, setting royalty rates for Hytera's sale of relevant products from July 1, 2019 forward. The District Court then ordered Hytera to make royalty payments into a third-party escrow, while it reviewed Hytera's motion to modify the royalty order, which the District Court eventually denied. Hytera refused to make all of its royalty payments. The Company filed a motion to hold Hytera in civil contempt for failing to make every royalty payment, which the District Court granted in 2023. As a result, on September 1, 2023, Hytera made a payment of $56 million into the third-party escrow, in addition to subsequent de minimis quarterly royalty payments between October 2022 and November 2024. The aggregate amount paid into escrow of approximately $61 million was released to the Company on November 26, 2024 and was recorded as a gain within Other charges within the Consolidated Statement of Operations. Hytera has made de minimis royalty payments related to the I-Series products directly to the Company between January 2025 and July 2025.
Following the initial District Court judgment in the Company's favor, both parties appealed to the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals"). On July 2, 2024, the Court of Appeals affirmed the District Court's award of $407.4 million in damages under the Defend Trade Secrets Act, directed the District Court to recalculate and reduce its award of $136.3 million in copyright infringement damages, and instructed the District Court to reconsider its denial of the Company's request for an injunction. In all other respects, the Court of Appeals affirmed the judgment of the District Court. On October 4, 2024, the Court of Appeals denied Hytera's motion for rehearing. The case was remanded to the District Court for further action per the Court of Appeals' decision. On January 2, 2025, Hytera filed a petition for writ of certiorari with the Supreme Court of the United States, which was subsequently denied on February 24, 2025. The issues of copyright recalculation, turnover of Hytera assets to the Company, and injunction are currently briefed. On October 14-15, 2025, the District Court held hearings on these issues, but has not yet issued any rulings.
In 2025, Hytera made payments towards amounts awarded to the Company and owed by Hytera pursuant to court orders related to I-Series products. In the third quarter of 2025, the Company received payments of $74 million, resulting in an aggregate of $94 million of payments received in the nine months ended September 27, 2025. These payments were recorded as a gain within Other charges within the Consolidated Statement of Operations. The Company continues to seek collection of the judgment through the ongoing legal process.
In 2024, the parties engaged in competing litigation in the District Court and a court in China related to the possible continued use by Hytera of the Company’s trade secrets in Hytera’s currently shipping products ("H-Series"). On April 2, 2024, the District Court held Hytera in civil contempt, and issued a worldwide sales injunction of certain H-Series products and a daily fine for Hytera's failure to withdraw its competing litigation in China. On April 16, 2024, the Court of Appeals granted Hytera's motion for an emergency stay of the contempt sanctions, pending its review of the District Court's various orders related to the competing litigation and contempt sanctions.
The District Court held hearings in August 2024, concerning whether Hytera's currently shipping H-Series products continue to misuse the Company's trade secrets and copyrighted source code. On August 25, 2025, the District Court held Hytera in civil contempt for violation of the District Court’s royalty order and ordered Hytera to pay the Company approximately $70 million for unpaid royalties and interest for Hytera’s continued use of the Company’s trade secrets and copyrighted source code in Hytera's H-Series products. Hytera has appealed the District Court’s order to the Court of Appeals. Hytera’s appeal does not automatically stay its obligation to pay the $70 million. On October 14-15, 2025, the District Court heard arguments on whether Hytera must pay the $70 million into escrow, or directly to the Company as a payment towards amounts awarded to the Company and owed by Hytera pursuant to prior court orders, but has not yet issued a ruling.
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

13.    Segment Information
Significant Segment Expenses

	Three Months Ended
	September 27, 2025			September 28, 2024
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$1,897	$1,112	$3,009	$1,784	$1,006	$2,790
Cost of sales	878	577	1,455	822	535	1,357
Gross margin	1,019	535	1,554	962	471	1,433
Selling, general and administrative expenses	384	101	485	346	93	439
Research and development expenditures	146	91	237	146	88	234
Other charges	31	31	62	24	25	49
Operating earnings	$458	$312	$770	$446	$265	$711
Total other expense			(45)			(16)
Earnings before income taxes			$725			$695

	Nine Months Ended
	September 27, 2025			September 28, 2024
	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales	$5,095	$3,207	$8,302	$4,933	$2,873	$7,806
Cost of sales	2,349	1,686	4,035	2,322	1,521	3,843
Gross margin	2,746	1,521	4,267	2,611	1,352	3,963
Selling, general and administrative expenses	1,079	292	1,371	1,000	265	1,265
Research and development expenditures	430	270	700	422	249	671
Other charges	64	88	152	54	99	153
Operating earnings	$1,173	$871	$2,044	$1,135	$739	$1,874
Total other expense			(92)			(690)
Earnings before income taxes			$1,952			$1,184
Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Products and Systems Integration	$34	$24	72	$64
Software and Services	32	33	79	107
	$66	$57	151	$171
Depreciation Expense by Segment

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Products and Systems Integration	$23	$23	$68	$67
Software and Services	26	23	72	69
	$49	$46	$140	$136

14.    Reorganization of Business
2025 Charges
During the three months ended September 27, 2025, the Company recorded net reorganization of business charges of $14 million, including $12 million of charges in Other charges and $2 million of charges in Cost of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the nine months ended September 27, 2025, the Company recorded net reorganization of business charges of $45 million, including $33 million of charges in Other charges and $12 million of charges in Costs of sales in the Company's Condensed Consolidated Statements of Operations. Included in the $45 million were charges of $46 million related to employee separation costs and $2 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.
The following table displays the net charges incurred by segment:

September 27, 2025	Three Months Ended	Nine Months Ended
Products and Systems Integration	$9	$31
Software and Services	5	14
	$14	$45
Reorganization of Businesses Accruals

	January 1, 2025	Additional Charges	Adjustments	Amount Used	September 27, 2025
Employee separation costs	$27	$46	$(3)	$(48)	$22
Exit costs	1	2	—	(2)	1
	$28	$48	$(3)	$(50)	$23
Exit Costs
At January 1, 2025, the Company had an accrual of $1 million for exit costs, related to the Company's exit of the Emergency Service Network contract with the U.K. Home Office. The $1 million of exit costs are recorded in Accrued liabilities in the Company's Condensed Consolidated Balance Sheets at September 27, 2025, and are expected to be paid within one year.
Employee Separation Costs
At January 1, 2025, the Company had an accrual of $27 million for employee separation costs. The 2025 additional charges of $46 million represent severance costs for approximately 630 employees. The adjustment of $3 million reflects reversals for accruals no longer needed. The $48 million used reflects cash payments to severed employees. The remaining accrual of $22 million, which is included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets at September 27, 2025, is expected to be paid, primarily within one year, to approximately 660 employees, who have either been severed or have been notified of their severance and have begun or will begin receiving payments.
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

15.    Intangible Assets and Goodwill
Silvus Acquisition
On August 6, 2025, the Company acquired Silvus from Silvus Technologies Group LLC (the "Seller"). Silvus designs and develops software-defined high-speed MANET technology that enables highly secure data, video and voice communications without the need for fixed infrastructure. This acquisition brings mobile ad-hoc network expertise and new applications to the Company's public safety and enterprise portfolio. The purchase price of $4.4 billion consisted of cash payments of $4.4 billion, net of cash acquired and customary purchase price adjustments, and contingent earnout consideration that had an estimated fair value as of the acquisition date of $38 million.
Under the terms of the transaction, the Seller will have the potential to earn the contingent earnout consideration upon the achievement of certain financial targets of up to $600 million in total comprised of up to $150 million for the annual period from July 5, 2026 through July 3, 2027 and up to $450 million for the annual period from July 4, 2027 through July 1, 2028 (with the potential to earn a catch-up earnout consideration based on performance in the annual period from July 4, 2027 through July 1, 2028 if the maximum earnout for the annual period from July 5, 2026 through July 3, 2027 is not earned). The contingent earnout consideration, if any, will be paid in shares of common stock. The Company valued the contingent earnout consideration using a Monte Carlo methodology which resulted in the Company recognizing $38 million in purchase consideration at the date of close in Other liabilities on the Company’s Condensed Consolidated Balance Sheet. Contingent earnout consideration will continue to be valued at fair value throughout the earnout term and until paid. Changes to the fair value of the contingent earnout consideration will be recorded as a component of operating income within Other income, net in the Company's Consolidated Statement of Operations.
The Company recognized goodwill of $3.0 billion which was allocated primarily to the Products and Systems Integration segment. In addition, the Company recognized $1.8 billion of intangible assets and $387 million of net liabilities, inclusive of $438 million of deferred tax liabilities and $51 million of net tangible assets. Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized including future customer relationships, new technology and the assembled workforce. The goodwill is not deductible for tax purposes.
The identifiable intangible assets were classified as $135 million of trade names, $790 million of customer relationships and $910 million of developed technology which will be amortized over a period of twelve, twelve and eight years, respectively. The fair values of all intangible assets were estimated using the income approach. Customer relationships was valued under the excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to the intangible assets. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them.
This business is part of both the Products and Systems Integration segment and the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net tangible assets and goodwill may be subject to change.
Other Acquisitions
On March 6, 2025, the Company acquired Theatro, a maker of AI and voice-powered communication and digital workflow software for frontline workers for $174 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value price of $5 million to certain key employees that will be expensed over a service period of three years. The acquisition enhances the Company's portfolio of enterprise technologies by integrating Theatro's AI voice assistant in the Company's complementary workflows across our portfolio, including body cameras, fixed video, panic buttons and radios. The Company recognized $117 million of goodwill, $48 million of identifiable intangible assets and $9 million of net assets. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $15 million of customer relationships and $32 million of developed technology and will be amortized over a period of three, nineteen and eleven years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.
On February 21, 2025, the Company acquired RapidDeploy, a provider of cloud-native 911 solutions for public safety for $240 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $6 million to certain key employees that will be expensed over a service period of two years. The acquisition complements the Company's Command Center portfolio of 911 solutions. The Company recognized $138 million of goodwill, $117 million of identifiable intangible assets, and $15 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $6 million of trade names, $36 million of customer relationships and $75 million of developed technology and will be amortized over a period of nine, nineteen and eighteen years, respectively. The business is part of the Software and Services segment. The purchase accounting is not yet complete and as such, the final allocation among income tax accounts, intangible assets, net liabilities and goodwill may be subject to change.

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
On July 1, 2024, the Company acquired Noggin, a global provider of CEM software for $92 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $19 million to certain key employees that will be expensed over a service period of three years. This acquisition enhances the Company's portfolio by adding operational resilience and CEM capabilities, which help enterprises and critical infrastructure anticipate, prepare for and efficiently respond to incidents. The Company recognized $49 million of goodwill, $53 million of identifiable intangible assets, and $10 million of net liabilities. The goodwill is not deductible for tax purposes. The identifiable intangible assets were classified as $1 million of trade names, $7 million of customer relationships and $45 million of developed technology and will be amortized over a period of three, fifteen and thirteen years, respectively. The business is part of the Software and Services segment. The purchase accounting was completed as of the third quarter of 2025.
On July 1, 2024, the Company acquired a company that provides vehicle location and management solutions for $132 million, net of cash acquired. In addition, the Company issued restricted stock at a fair value of $3 million to certain key employees that will be expensed over a service period of three years. The Company recognized $62 million of goodwill, $65 million of identifiable intangible assets and $5 million of net assets. The goodwill is deductible for tax purposes. The identifiable intangible assets were classified as $11 million of trade names, $51 million of customer relationships and $3 million of developed technology and will be amortized over a period of nine, eighteen and six years, respectively. The acquisition expands the Company's video solutions within the Software and Services segment. The purchase accounting was completed as of the third quarter of 2025.
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
Intangible Assets
Amortized intangible assets were comprised of the following:

	September 27, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$2,260	$624	$1,226	$535
Customer-related	2,515	1,198	1,609	1,093
Other intangibles	264	86	118	76
	$5,039	$1,908	$2,953	$1,704
Amortization expense on intangible assets was $66 million and $142 million for the three and nine months ended September 27, 2025, respectively. Amortization expense on intangible assets was $38 million and $114 million for the three and nine months ended September 28, 2024, respectively. As of September 27, 2025, annual amortization expense is estimated to be $229 million in 2025, $339 million in 2026, $329 million in 2027, $328 million in 2028, $317 million in 2029 and $313 million in 2030.
Amortized intangible assets were comprised of the following by segment:

	September 27, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Products and Systems Integration	$2,671	$488	$1,017	$409
Software and Services	2,368	1,420	1,936	1,295
	$5,039	$1,908	$2,953	$1,704

Goodwill
The Company performed its annual assessment of goodwill for impairment as of the last day of the third quarter. The following table displays a roll-forward of the carrying amount of goodwill by segment from January 1, 2025 to September 27, 2025:

	Products and Systems Integration	Software and Services	Total
Balance as of January 1, 2025	$1,573	$1,953	$3,526
Goodwill acquired	2,677	552	3,229
Purchase accounting adjustments	—	(5)	(5)
Foreign currency	2	24	26
Balance as of September 27, 2025	$4,252	$2,524	$6,776
The pro forma financial information assuming fiscal 2025 acquisitions had occurred as of the beginning of 2024 or 2025, was not material for disclosure purposes both individually and in the aggregate for any period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This commentary should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Motorola Solutions, Inc. (“Motorola Solutions,” the “Company,” “we,” “our,” or “us”) for the three and nine months ended September 27, 2025 and September 28, 2024, as well as our consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K").
Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 (this “Form 10-Q”) which are not historical in nature are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “aims,” “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Some of these risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of the Form 10-K, and those described elsewhere in our other SEC filings. Forward-looking statements include, but are not limited to, statements included in: (1) “Management's Discussion and Analysis of Financial Condition and Results of Operations,” about: (a) the impact of changes in the global trade environment, volatility in the global supply chain and our expected ability to mitigate increased costs related thereto; (b) the impact of the "One Big Beautiful Bill Act" on our business and our government customers; (c) the impact of a prolonged U.S. government shutdown to our business; (d) the impact of acquisitions on our business; (e) our plans to assess the impact of changes to tax law on our business; (f) the return of capital to shareholders through dividends and/or repurchasing shares; (g) future payments, charges, and use of accruals associated with our reorganization of business programs and employee separation costs; (h) expected payments of exit costs related to our exit of Emergency Services Network ("ESN") contract with the U.K. Home Office; (i) our ability and cost to repatriate funds; (j) the liquidity of our investments; (k) our ability and cost to access the capital markets; (l) our ability to borrow and the use of proceeds of and amount available under our credit facilities; (m) adequacy of internal resources to generate adequate amount of cash to meet expected working capital, capital expenditure and cash requirements; (n) future cash flows generated from operations, and future uses of such cash; and (o) the impact of the adoption of accounting pronouncements on our financial results; (2) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency risk; and (b) future hedging activity and expectations of the Company; and (3) “Legal Proceedings,” about the ultimate disposition of legal matters and timing. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise, except as legally required.

Executive Overview
Business Overview
The Company manages the business organizationally through two segments: “Products and Systems Integration” and “Software and Services." Within these segments the Company has three principal product lines in which the Company reports net sales: Mission Critical Networks ("MCN"), Video Security and Access Control ("Video") and Command Center. With the acquisition of Silvus Technologies Holdings Inc. (“Silvus”) in August 2025, the Company will now report net sales from its principal product lines by combining the former Land Mobile Radio Communications and newly acquired Silvus under the new technology name Mission Critical Networks. This name change does not require any financial information to be reclassified from previous periods.
•MCN: Infrastructure, mobile ad-hoc network technology ("MANET"), devices (two-way radio and broadband, including both for public safety and professional and commercial radio (PCR)) and software inclusive of installation and integration, and backed by managed and support services to help assure mission-critical communications availability, security and resiliency.
•Video: Cameras (fixed, body-worn, in-vehicle), access control, sensors, infrastructure, video management, software and artificial intelligence ("AI")-powered analytics that help enable visibility to what's happening and bring attention to what’s important to help inform decisions and actions.
•Command Center: Command center solutions and software applications, including AI-powered analytics, that unify voice, video, and data from public safety agencies, enterprises and the community, enabling a broad informational view of operations and incidents to help accelerate workflows and improve the accuracy and speed of decisions.

Third Quarter Financial Results
•Net sales were $3.0 billion in the third quarter of 2025 compared to $2.8 billion in the third quarter of 2024.
•Operating earnings were $770 million in the third quarter of 2025 compared to $711 million in the third quarter of 2024.
•Net earnings attributable to Motorola Solutions, Inc. was $562 million, or $3.33 per diluted common share, in the third quarter of 2025, compared to $562 million, or $3.29 per diluted common share, in the third quarter of 2024.
•Operating cash flow increased $260 million to $1.6 billion in the first nine months of 2025 compared to $1.3 billion in the first nine months of 2024.
•We repurchased $664 million of common stock and paid $546 million in dividends in the first nine months of 2025.
Recent Events
Macroeconomic Environment Update
The current global trade environment is complex and evolving. In early 2025, the U.S. initiated a series of trade actions which imposed new tariffs and increased existing tariffs on goods imported from various countries, contributing to a global trade landscape subject to evolving tariffs, import/export regulations, including restrictions around rare earth minerals, trade barriers and trade disputes. As a result, we continue to observe elevated volatility and uncertainty around the global supply chain.
We engage with global suppliers across a diverse network of locations around the world. We continue to work with our global supply base to mitigate our exposure to the risks to global reciprocal (and sectoral) tariffs and import/export regulations that have developed, and which may continue to develop, in order to ensure supply continues at levels in order to meet our current customer demand. As a result of the dynamic tariff environment, we have experienced increased costs on materials and components, which we have substantially mitigated during the year and for which we expect to continue to develop mitigation actions going forward.
We continue to see demand for our products and services supported by a multitude of funding sources. In July 2025, the “One Big Beautiful Bill Act” (“OBBB”) was enacted into law by the President of the United States, which provided a number of changes, including funding over the next four years for border security, national security and other opportunities. We expect OBBB to provide an additional source of funding to our federal government customers over the four-year period available through OBBB.
As of October 1, 2025 the U.S. government entered into a shutdown, which, as of October 30, 2025, is still ongoing. A prolonged shutdown may impact our ability to ship and fulfill contracts for certain federal government customers, which may negatively impact our results of operations.

Recent Acquisitions

Segment(s)	Technology	Acquisition	Description	Purchase Price	Date of Acquisition
Products and Systems Integration & Software and Services	Mission Critical Networks	Silvus Technologies	Designer and developer of software-defined high-speed MANET technology.	$4.4 billion and share-based compensation of $20 million	August 6, 2025
Software and Services	Command Center	Theatro	Creator of AI and voice-powered communication and digital workflow software for frontline workers.	$174 million and share-based compensation of $5 million	March 6, 2025
Software and Services	Command Center	RapidDeploy	Provider of cloud-native 911 solutions.	$240 million and share-based compensation of $6 million	February 21, 2025
Software and Services	Command Center	3tc Software	Provider of control room software solutions.	$23 million and share-based compensation of $4 million	October 29, 2024
Software and Services	Command Center	Noggin	Provider of cloud-based business continuity planning, operational resilience and critical event management software.	$92 million and share-based compensation of $19 million	July 1, 2024
Software and Services	Video Security and Access Control	Unnamed vehicle location and management solutions business	Provider of vehicle location and management solutions.	$132 million and share-based compensation of $3 million	July 1, 2024
Products and Systems Integration	Video Security and Access Control	Silent Sentinel	Provider of specialized, long-range cameras.	$37 million	February 13, 2024

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	September 27, 2025	% of Sales*	September 28, 2024	% of Sales*	September 27, 2025	% of Sales*	September 28, 2024	% of Sales*
Net sales from products	$1,751		$1,670		$4,731		$4,639
Net sales from services	1,258		1,120		3,571		3,167
Net sales	3,009		2,790		8,302		7,806
Costs of products sales	728	41.6%	688	41.2%	1,948	41.2%	1,941	41.8%
Costs of services sales	727	57.8%	669	59.7%	2,087	58.4%	1,902	60.1%
Costs of sales	1,455		1,357		4,035		3,843
Gross margin	1,554	51.6%	1,433	51.4%	4,267	51.4%	3,963	50.8%
Selling, general and administrative expenses	485	16.1%	439	15.7%	1,371	16.5%	1,265	16.2%
Research and development expenditures	237	7.9%	234	8.4%	700	8.4%	671	8.6%
Other charges	62	2.1%	49	1.8%	152	1.8%	153	2.0%
Operating earnings	770	25.6%	711	25.5%	2,044	24.6%	1,874	24.0%
Other income (expense):
Interest expense, net	(86)	(2.9)%	(58)	(2.1)%	(192)	(2.3)%	(171)	(2.2)%
Other, net	41	1.4%	42	1.5%	100	1.2%	(519)	(6.6)%
Total other expense	(45)	(1.5)%	(16)	(0.6)%	(92)	(1.1)%	(690)	(8.8)%
Net earnings before income taxes	725	24.1%	695	24.9%	1,952	23.5%	1,184	15.2%
Income tax expense	161	5.4%	132	4.7%	442	5.3%	214	2.7%
Net earnings	564	18.7%	563	20.2%	1,510	18.2%	970	12.4%
Less: Earnings attributable to non-controlling interests	2	0.1%	1	—%	5	0.1%	4	0.1%
Net earnings attributable to Motorola Solutions, Inc.	$562	18.7%	$562	20.2%	$1,505	18.1%	$966	12.3%
Earnings per diluted common share	$3.33		$3.29		$8.89		$5.66
* Percentages may not add due to rounding

Results of Operations—Three months ended September 27, 2025 compared to three months ended September 28, 2024
The results of operations for the third quarter of 2025 are not necessarily indicative of the operating results to be expected for the full year. Historically, we have experienced higher revenues in the fourth quarter as compared to the rest of the quarters of our fiscal year as a result of the purchasing patterns of our customers.
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

	Three Months Ended
	September 27, 2025			September 28, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$1,360	$761	$2,121	$1,304	$703	$2,007
International	537	351	888	480	303	783
	$1,897	$1,112	$3,009	$1,784	$1,006	$2,790
Net sales by major products and services:
Mission Critical Networks (MCN)	$1,598	$643	$2,241	$1,492	$596	$2,088
Video	299	235	534	292	208	500
Command Center	—	234	234	—	202	202
	$1,897	$1,112	$3,009	$1,784	$1,006	$2,790

Operating earnings	$458	$312	$770	$446	$265	$711
Operating margins	24.1%	28.1%	25.6%	25.0%	26.3%	25.5%
Net Sales
The Products and Systems Integration segment’s net sales represented 63% of our net sales in the third quarter of 2025 and 64% in the third quarter of 2024. The Software and Services segment’s net sales represented 37% of our net sales in the third quarter of 2025 and 36% in the third quarter of 2024.
Net sales increased $219 million, or 8%, in the third quarter of 2025 compared to the third quarter of 2024. The $113 million, or 6% increase in net sales within the Products and Systems Integration segment was driven by an increase of 12% in the International region and an increase of 4% in the North America region. The $106 million, or 11%, increase in net sales within the Software and Services segment was driven by an increase of 8% in the North America region and an increase of 16% in the International region. Net sales includes:
•an increase in the Products and Systems Integration segment, inclusive of $111 million of revenue from acquisitions, driven by an increase in MCN and Video;
•an increase in the Software and Services segment, inclusive of $12 million of revenue from acquisitions, driven by an increase in MCN, Command Center and Video; and
•inclusive of $21 million from favorable currency rates.
Regional results include:
•a 6% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in MCN, Command Center and Video; and
•a 13% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center.

Products and Systems Integration
The 6% increase in the Products and Systems Integration segment was driven by the following:
•$106 million, or 7%, growth in MCN, inclusive of revenue from acquisitions, driven by the International and North America regions;
•$7 million, or 2%, growth in Video, driven by the North America and International regions; and
•inclusive of $11 million from favorable currency rates.
Software and Services
The 11% increase in the Software and Services segment was driven by the following:
•$47 million, or 8%, growth in MCN, inclusive of revenue from acquisitions, driven by the International and North America regions;
•$32 million, or 16%, growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$27 million, or 13%, growth in Video, driven by the International and North America regions; and
•inclusive of $10 million from favorable currency rates.
Gross Margin

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024	% Change
Gross margin from Products and Systems Integration	$1,019	$962	6%
Gross margin from Software and Services	535	471	14%
Gross margin	$1,554	$1,433	8%
Gross margin was 51.6% of net sales in the third quarter of 2025 compared to 51.4% in the third quarter of 2024. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 1.3% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales; partially offset by
•a 0.2% decrease in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher tariffs.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024	% Change
SG&A expenses from Products and Systems Integration	$384	$346	11%
SG&A expenses from Software and Services	101	93	9%
SG&A expenses	$485	$439	10%
SG&A expenses increased 10% in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by:
•a $38 million, or 11%, increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share-based compensation, and higher expenses associated with acquired businesses; and
•an $8 million, or 9%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs.
SG&A expenses were 16.1% of net sales in the third quarter of 2025 compared to 15.7% of net sales in the third quarter of 2024.

Research and Development ("R&D") Expenditures

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024	% Change
R&D expenditures from Products and Systems Integration	$146	$146	—%
R&D expenditures from Software and Services	91	88	3%
R&D expenditures	$237	$234	1%
R&D expenditures increased $3 million, or 1%, in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by higher expenses associated with acquired businesses. R&D expenditures were 7.9% of net sales in the third quarter of 2025 and 8.4% of net sales in the third quarter of 2024.
Other Charges

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Other charges from Products and Systems Integration	$31	$24
Other charges from Software and Services	31	25
Other charges	$62	$49
Other charges increased $13 million in the third quarter of 2025 compared to the third quarter of 2024. The increase was primarily driven by:
•$55 million of acquisition related transaction fees, primarily related to the acquisition of Silvus, in the third quarter of 2025 compared to $4 million of acquisition related transaction fees in the third quarter of 2024;
•$66 million of intangible amortization expense in the third quarter of 2025 compared to $38 million of intangible amortization expense in the third quarter of 2024; and
•$12 million of reorganization of business expenses in the third quarter of 2025 compared to $5 million of reorganization of business expenses in the third quarter of 2024; partially offset by
•$74 million of gains on the Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets in the third quarter of 2025 that did not occur in the third quarter of 2024.
Operating Earnings

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating earnings from Products and Systems Integration	$458	$446
Operating earnings from Software and Services	312	265
Operating earnings	$770	$711
Operating earnings increased $59 million, or 8%, in the third quarter of 2025 compared to the third quarter of 2024. The increase in Operating earnings was due to:
•a $47 million increase in the Software and Services segment, primarily driven by higher sales and improved operating leverage, partially offset by higher expenses associated with acquired businesses and higher employee incentive costs, including share-based compensation; and
•a $12 million increase in the Products and Systems Integration segment, primarily driven by higher sales, improved operating leverage, and a $74 million gain on the Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets, partially offset by an increase in acquisition related transaction fees related to the Silvus acquisition, higher intangible amortization expense, higher employee incentive costs, including share-based compensation, higher expenses associated with acquired businesses, and higher tariffs.

Interest Expense, net

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Interest expense, net	$(86)	$(58)
The $28 million increase in Interest expense, net in the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by higher outstanding debt, partially offset by higher interest income.
Other, net

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Other, net	$41	$42
The $1 million decrease in Other, net in the third quarter of 2025 compared to the third quarter of 2024 was primarily driven by:
•a $4 million gain on foreign currency in the third quarter of 2025 compared to a $26 million loss on foreign currency in the third quarter of 2024; partially offset by
•a $6 million loss on derivatives in the third quarter of 2025 compared to a $22 million gain on derivatives in the third quarter of 2024.
Effective Tax Rate

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Income tax expense	$161	$132
The effective tax rate for the three months ended September 27, 2025 of 22% was higher than the effective tax rate for the three months ended September 28, 2024 of 19%, primarily due to non-deductible transaction costs related to the acquisition of Silvus, favorable U.S. return-to-provision adjustments from implementing a business initiative in 2024, and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, partially offset by higher excess tax benefits of share-based compensation in 2025.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. We have evaluated the effects of these changes on our income tax provision, income tax payable, and deferred tax asset balances, which are reflected in this quarter's results. As of the three months ended September 27, 2025, the 2025 impact of the enacted legislation on our tax position was not material. We will continue to recognize the effects of the legislation in accordance with the effective dates of the applicable provisions, and plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Results of Operations—Nine months ended September 27, 2025 compared to Nine months ended September 28, 2024

	Nine Months Ended
	September 27, 2025			September 28, 2024
(In millions)	Products and Systems Integration	Software and Services	Total	Products and Systems Integration	Software and Services	Total
Net sales by region:
North America	$3,789	$2,211	$6,000	$3,631	$1,985	$5,616
International	1,306	996	2,302	1,302	888	2,190
	$5,095	$3,207	$8,302	$4,933	$2,873	$7,806
Net sales by major products and services:
Mission Critical Networks (MCN)	$4,269	$1,878	$6,147	$4,112	$1,739	$5,851
Video	826	672	1,498	821	553	1,374
Command Center	—	657	657	—	581	581
	$5,095	$3,207	$8,302	$4,933	$2,873	$7,806

Operating earnings	$1,173	$871	$2,044	$1,135	$739	$1,874
Operating margins	23.0%	27.2%	24.6%	23.0%	25.7%	24.0%
Net Sales
The Products and Systems Integration segment's net sales represented 61% of our net sales in the first nine months of 2025 and 63% in the first nine months of 2024. Net sales from the Software and Services segment represented 39% of our net sales in the first nine months of 2025 and 37% in the first nine months of 2024.
Net sales increased $496 million, or 6%, in the first nine months of 2025 compared to the first nine months of 2024. The $334 million, or 12%, increase in net sales within the Software and Services segment was driven by an increase of 11% in the North America region and an increase of 12% in the International region. The $162 million, or 3%, increase in net sales within the Products and Systems Integration segment was driven by an increase of 4% in the North America region and an increase of $4 million in the International region. Net sales includes:
•an increase in the Software and Services segment, inclusive of $83 million of revenue from acquisitions, driven by an increase in MCN, Video and Command Center;
•an increase in the Products and Systems Integration segment, inclusive of $111 million of revenue from acquisitions, driven by an increase in MCN and Video; and
•inclusive of $5 million from favorable currency rates.
Regional results include:
•a 7% increase in the North America region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center; and
•a 5% increase in the International region, inclusive of revenue from acquisitions, driven by an increase in MCN, Video and Command Center.
Products and Systems Integration
The 3% increase in the Products and Systems Integration segment was driven by the following:
•$157 million, or 4% growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$5 million, or 1% growth in Video, driven by the North America region, partially offset by International region; and
•inclusive of $1 million from favorable currency rates.

Software and Services
The 12% increase in the Software and Services segment was driven by the following:
•$139 million, or 8% growth in MCN, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$119 million, or 22% growth in Video, inclusive of revenue from acquisitions, driven by the North America and International regions;
•$76 million, or 13% growth in Command Center, inclusive of revenue from acquisitions, driven by the North America and International regions; and
•inclusive of $4 million from favorable currency rates.
Gross Margin

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	% Change
Gross margin from Products and Systems Integration	$2,746	$2,611	5%
Gross margin from Software and Services	1,521	1,352	13%
Gross margin	$4,267	$3,963	8%
Gross margin was 51.4% of net sales in the first nine months of 2025 compared to 50.8% in the first nine months of 2024. The primary drivers of this increase in gross margin as a percentage of net sales were:
•a 1.0% increase in gross margin as a percentage of net sales in the Products and Systems Integration segment, inclusive of acquisitions, primarily driven by higher sales, favorable mix and lower direct material costs, despite higher tariffs; and
•a 0.3% increase in gross margin as a percentage of net sales in the Software and Services segment, inclusive of acquisitions, primarily driven by higher sales and improved operating leverage.
Selling, General and Administrative ("SG&A") Expenses

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	% Change
SG&A expenses from Products and Systems Integration	$1,079	$1,000	8%
SG&A expenses from Software and Services	292	265	10%
SG&A expenses	$1,371	$1,265	8%
SG&A expenses increased 8% in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by:
•a $79 million, or 8%, increase in Products and Systems Integration SG&A expenses primarily due to higher employee incentive costs, including share-based compensation and investments in video, higher expenses related to legal matters, including Hytera-related legal expenses, increased reorganization expenses and higher expenses associated with acquired businesses; and
•a $27 million, or 10%, increase in Software and Services SG&A expenses primarily due to higher expenses associated with acquired businesses and higher employee incentive costs, including investments in video.
SG&A expenses were 16.5% of net sales in the first nine months of 2025 compared to 16.2% of net sales in the first nine months of 2024.

Research and Development ("R&D") Expenditures

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	% Change
R&D expenditures from Products and Systems Integration	$430	$422	2%
R&D expenditures from Software and Services	270	249	8%
R&D expenditures	$700	$671	4%
R&D expenditures increased 4% in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by:
•a $21 million, or 8%, increase in Software and Services R&D expenditures primarily due to higher employee incentive costs, including investments in video and share-based compensation, and higher expenses associated with acquired businesses; and
•an $8 million, or 2%, increase in Products and Systems Integration R&D expenditures primarily due to higher employee incentive costs, and higher expenses associated with acquired businesses.
R&D expenditures were 8.4% of net sales in the first nine months of 2025 compared to 8.6% of net sales in the first nine months of 2024.
Other Charges

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Other charges from Products and Systems Integration	$64	$54
Other charges from Software and Services	88	99
Other charges	$152	$153
Other charges decreased by $1 million in the first nine months of 2025 compared to the first nine months of 2024. The decrease was driven primarily by:
•$94 million of gains on the Hytera litigation for the amounts recovered through legal proceedings due to the theft of our trade secrets in the first nine months of 2025 that did not occur in the first nine months of 2024; partially offset by
•$63 million of acquisition related transaction fees, primarily related to the acquisition of Silvus, in the first nine months of 2025 compared to $11 million of acquisition related transaction fees in the first nine months of 2024;
•$142 million of intangible amortization expense in the first nine months of 2025 compared to $114 million of intangible amortization expense in the first nine months of 2024; and
•$33 million of reorganization of business expense in the first nine months of 2025 compared to $16 million in the first nine months of 2024.
Operating Earnings

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating earnings from Products and Systems Integration	$1,173	$1,135
Operating earnings from Software and Services	871	739
Operating earnings	$2,044	$1,874
Operating earnings increased $170 million, or 9%, in the first nine months of 2025 compared to the first nine months of 2024. The increase in Operating earnings was due to:
•a $132 million increase in the Software and Services segment, primarily driven by higher sales, partially offset by higher expenses associated with acquired businesses, higher employee incentive costs, including investments in video and share-based compensation, and increased reorganization expenses; and
•a $38 million increase in the Products and Systems Integration segment, primarily driven by higher sales, $94 million of gains on the Hytera litigation for amounts recovered through legal proceedings due to the theft of our trade secrets, favorable mix, and lower direct material costs, despite higher tariffs, partially offset by higher employee incentive costs, including share-based compensation and investments in video, an increase in acquisition related transaction fees primarily related to the Silvus acquisition, increased intangible amortization expenses, higher expenses related to legal matters, including Hytera-related legal expenses, higher expenses associated with acquired businesses and increased reorganization expenses.

Interest Expense, net

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Interest expense, net	$(192)	$(171)
The $21 million increase in Interest expense, net in the first nine months of 2025 compared to the first nine months of 2024 was primarily driven by higher outstanding debt, partially offset by interest accruals related to audits with tax authorities in foreign jurisdictions in 2024 and higher interest income.
Other, net

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Other, net	$100	$(519)
The $619 million increase in Other, net in the first nine months of 2025 compared to the first nine months of 2024 was primarily driven by:
•a $585 million loss from the extinguishment of the $1.0 billion of 1.75% senior convertible notes issued to Silver Lake Partners (the "Silver Lake Convertible Debt") which was recognized in the first nine months of 2024;
•a $41 million gain on derivative instruments in the first nine months of 2025 compared to a $7 million gains on derivative instruments in the first nine months of 2024;
•a $21 million gain on fair value adjustments to equity investments in the first nine months of 2025 compared to a $4 million loss on fair value adjustments to equity investments in the first nine months of 2024; and
•an $11 million loss on assessments of uncertain tax positions in the first nine months of 2024 that did not occur in the first nine months of 2025; partially offset by
•a $57 million loss on foreign currency in the first nine months of 2025 compared to a $22 million losses on foreign currency in the first nine months of 2024.
Effective Tax Rate

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Income tax expense	$442	$214
The effective tax rate for the nine months ended September 27, 2025 of 23% was higher than the effective tax rate for the nine months ended September 28, 2024 of 18%, primarily due to the tax benefit recognized upon the Company's decision to implement a business initiative in 2024 which allowed for additional utilization of foreign tax credit carryforwards and a higher foreign derived intangible income deduction on its 2023 U.S. tax return, and tax benefits recognized upon settlement of audits with taxing authorities in foreign jurisdictions in 2024, partially offset by the non-tax deductible loss on the extinguishment of the Silver Lake Convertible Debt in 2024.
On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law, introducing a broad range of changes to the U.S. corporate income tax framework. The legislation includes business provisions that impact our tax position, including tax cut extensions and modifications to the international tax framework and corporate income tax deductions. We have evaluated the effects of these changes on our income tax provision, income tax payable, and deferred tax asset balances, which are reflected in this quarter's results. As of September 27, 2025, the 2025 impact of the enacted legislation on our tax position was not material. We will continue to recognize the effects of the legislation in accordance with the effective dates of the applicable provisions, and plan to continue to assess the ongoing impact of this legislation as further guidance is made available.

Reorganization of Business
During the third quarter of 2025, we recorded net reorganization of business charges of $14 million, consisting of $12 million of charges in Other charges and $2 million of charges in Cost of sales in our Condensed Consolidated Statements of Operations. Included in the $14 million were charges of $13 million related to employee separation costs and $1 million related to exit costs.
During the first nine months of 2025, we recorded net reorganization of business charges of $45 million, including $33 million of charges recorded within Other charges and $12 million of charges in Costs of sales in our Condensed Consolidated Statements of Operations. Included in the $45 million were charges of $46 million related to employee separation costs and $2 million related to exit costs, partially offset by $3 million of reversals for employee separation accruals no longer needed.

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
The following table displays the net charges incurred by segment:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Products and Systems Integration	$9	$6	$31	$20
Software and Services	5	1	14	1
	$14	$7	$45	$21
Cash payments for employee severance in connection with the reorganization of business plans were $48 million in the first nine months of 2025 and $27 million in the first nine months of 2024. The reorganization of business accrual at September 27, 2025 was $22 million related to employee separation costs that are expected to be paid primarily within one year.
At January 1, 2025, we had an accrual of $1 million for exit costs related to our exit of the ESN contract with the U.K. Home Office. The $1 million of exit costs are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets at September 27, 2025, and are expected to be paid within one year.

Liquidity and Capital Resources

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows provided by (used for):
Operating activities	$1,581	$1,321
Investing activities	(4,972)	(400)
Financing activities	2,111	(1,234)
Effect of exchange rates on cash and cash equivalents	72	12
Decrease in cash and cash equivalents	$(1,208)	$(301)
Cash and Cash Equivalents
At September 27, 2025, $645 million of the $894 million cash and cash equivalents balance was held in the U.S. and $249 million was held in other countries.
Operating Activities
The increase in cash flows provided by operating activities from the first nine months of 2024 to the first nine months of 2025 was driven primarily by higher earnings, net of non-cash charges.
Investing Activities
The increase in cash flows used for investing activities in the first nine months of 2025 compared to the first nine months of 2024 was primarily due to the $4.4 billion in cash used in the acquisition of Silvus.

Financing Activities
The increase in cash flows provided by financing activities in the first nine months of 2025 compared to the cash flows used for financing activities in the first nine months of 2024 was primarily driven by (see also further discussion in the "Debt," "Share Repurchase Program" and "Dividends" sections below in this Part I, Item 2 of this Form 10-Q):
•$1.4 billion increase in net proceeds from the issuance of debt in the first nine months of 2025 driven by the issuance of our 4.85% senior notes due 2030, 5.2% senior notes due 2032, 5.55% senior notes due 2035, 364-day delayed draw term loan and our three-year delayed draw term loan ("term loan due 2028") compared to the issuance of debt in the first nine months of 2024 driven by the issuance of our 5.0% senior notes due 2029 and 5.4% senior notes due 2034;
•$1.6 billion decrease in the repayment of debt driven by the repayment of our 7.5% debentures and 6.5% debentures in the first nine months of 2025 compared to the repurchase of the Silver Lake Convertible Debt in the first nine months of 2024; and
•$923 million increase in net proceeds from short-term borrowings, including commercial paper, in the first nine months of 2025 which did not occur in the first nine months of 2024; partially offset by
•$523 million increase in share repurchases in the first nine months of 2025 compared to the first nine months of 2024;
•$56 million increase in the payment of dividends in the first nine months of 2025 compared to the first nine months of 2024; and
•$22 million increase in cash used for the issuance of common stock primarily driven by an increase in tax withholdings in the first nine months of 2025 compared to the first nine months of 2024.
Sales of Receivables
The following table summarizes the proceeds received from sales of accounts receivable and long-term customer financing receivables for the three and nine months ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Accounts receivable sales proceeds	$19	$15	$19	$15
Long-term receivables sales proceeds	$58	$56	171	82
Total proceeds from receivable sales	$77	$71	$190	$97
Debt
We had outstanding debt of $9.3 billion at September 27, 2025, of which $928 million was current. We had outstanding debt of $6.0 billion at December 31, 2024, of which $322 million was current.
On June 16, 2025, we issued $600 million of 4.85% senior notes due 2030, $500 million of 5.2% senior notes due 2032, $900 million of 5.55% senior notes due 2035. We recognized net proceeds of approximately $2.0 billion after debt issuance costs and discounts. The proceeds from these notes were used to fund a portion of the acquisition of Silvus.
On August 6, 2025 we borrowed $1.5 billion of senior delayed draw term loan facilities comprised of a $750 million 364-day facility and a $750 million term loan due 2028 to fund a portion of the acquisition of Silvus. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 364-Day Term Loan Credit Agreement and the Three-Year Term Loan Credit Agreement, each entered into on July 21, 2025. We were in compliance with our financial covenants as of September 27, 2025. During the three months ended September 27, 2025, the weighted average interest rate of the 364-day facility and term loan due 2028 was 5.30% and 5.25%, respectively.
During the three months ended September 27, 2025, we repaid the $70 million aggregate principal amount of the 6.5% debentures due 2025. Additionally, during the nine months ended September 27, 2025, we repaid the $252 million aggregate principal amount of the 7.5% debentures due 2025.
On April 25, 2025, we entered into a $2.25 billion syndicated, unsecured revolving credit facility scheduled to mature in April 2030 which can be used for general corporate purposes and letters of credit (the "2025 Motorola Solutions Credit Agreement"), which replaced our $2.25 billion 2021 Motorola Solutions Credit Agreement scheduled to mature in March 2026. Borrowings under the facility bear interest at the prime rate plus the applicable margin, or at a spread above the Secured Overnight Financing Rate (SOFR), at our option. An annual facility fee is payable on the undrawn amount of the credit line. The interest rate and facility fee are subject to adjustment if our credit rating changes. We must comply with certain customary covenants including a maximum leverage ratio, as defined in the 2025 Motorola Solutions Credit Agreement. We were in compliance with our financial covenants as of September 27, 2025.
We have an unsecured commercial paper program, backed by the 2025 Motorola Solutions Credit Agreement, under which we may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $2.2 billion outstanding at any one time. Proceeds from the issuances of the notes are expected to be used for general corporate purposes. As of September 27, 2025 we had outstanding other short-term borrowings of $179 million, inclusive of the commercial paper program, with a weighted-average interest rate of 4.52% during the three months ended September 27, 2025.

We have investment grade ratings on our senior unsecured long-term debt. We continue to believe that we will be able to maintain sufficient access to the capital markets in the next twelve months and the foreseeable future.
Share Repurchase Program
During the three and nine months ended September 27, 2025, we repurchased approximately 0.3 million and 1.5 million shares at an average price of $467.10 and $434.41 per share for an aggregate amount of $121 million and $664 million, excluding transaction costs and excise tax. As of September 27, 2025, we had used approximately $16.4 billion of the share repurchase authority to repurchase shares, leaving $1.6 billion of authority available for future repurchases.
Dividends
During the three and nine months ended of 2025 we paid $182 million and $546 million, respectively, in cash dividends to holders of our common stock. Subsequent to the quarter, we paid an additional $182 million in cash dividends to holders of our common stock.
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
Long-Term Customer Financing Commitments
We had outstanding commitments to provide long-term financing to third parties totaling $218 million at September 27, 2025, compared to $105 million at December 31, 2024.

Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements" in Note 1, “Basis of Presentation” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our interest rate risk or foreign currency risk during the nine months ended September 27, 2025. For a discussion of our exposure to interest rate risk and foreign currency risk, refer to our disclosures set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K.
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
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On August 6, 2025, the Company issued 46,071 shares of common stock in connection with the acquisition of Silvus to certain former shareholders of Silvus. The stock was issued for an aggregate grant date fair value of $20 million that will be expensed over an average service period of 3 years.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offerings. The shares with respect to the transaction were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations.
Issuer Purchases of Equity Securities
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 27, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2)
6/27/2025 to 7/24/2025	16,414	$413.50	16,414	$1,687,488,857
7/25/2025 to 8/21/2025	34,646	$461.76	34,646	$1,671,490,586
8/22/2025 to 9/25/2025	207,783	$472.23	207,783	$1,573,369,762
Total	258,843	$467.10	258,843
(1)Average price paid per share of common stock repurchased excludes commissions paid to brokers and excise tax. As of January 1, 2023, the Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Condensed Consolidated Statement of Stockholders' Equity for the quarter ended September 27, 2025.
(2)As originally announced on July 28, 2011, and subsequently amended, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $18.0 billion of its outstanding shares of common stock (the “share repurchase program”). The share repurchase program does not have an expiration date. As of September 27, 2025, the Company had used approximately $16.4 billion to repurchase shares, leaving $1.6 billion of authority available for future repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
During the three months ended September 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1+
364-Day Term Loan Credit Agreement, dated as of July 21, 2025, among Motorola Solutions, Inc., the Banks party thereto and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 21, 2025).

10.2+
Three-Year Term Loan Credit Agreement, dated as of July 21, 2025, between Motorola Solutions, Inc. and Bank of America, N.A., as Administrative Agent and Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on July 21, 2025).

*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Jason J. Winkler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Jason J. Winkler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

+	Schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
*	Filed herewith
**	Furnished herewith

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
October 30, 2025